Form 10-Q
period 2011-06-30
Marathon Petroleum Corp
filed 2011-08-09
CIK 1510295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35054

Marathon Petroleum Corporation

(Exact name of registrant as specified in its charter)

Delaware	27-1284632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

539 South Main Street, Findlay, Ohio	45840-3229
(Address of principal executive offices)	(Zip code)

(419) 422-2121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑*

*	The registrant became subject to such requirements on June 6, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There were 356,497,553 shares of Marathon Petroleum Corporation common stock outstanding as of July 29, 2011.

MARATHON PETROLEUM CORPORATION

Form 10-Q

Quarter Ended June 30, 2011

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our” or “we” mean Marathon Petroleum Corporation and its consolidated subsidiaries, and for periods prior to its spin-off from Marathon Oil Corporation, also the Refining, Marketing & Transportation Business of Marathon Oil Corporation.

Part I – Financial Information

Item 1. Financial Statements

Marathon Petroleum Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2011	2010	2011	2010
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$20,732	$15,762	$38,551	$29,100
Sales to related parties	28	33	51	57
Income from equity method investments	17	18	26	38
Net gain on disposal of assets	4	2	5	3
Other income	13	10	32	18

Total revenues and other income	20,794	15,825	38,665	29,216

Costs and expenses:
Cost of revenues (excludes items below)	16,654	12,792	31,211	24,420
Purchases from related parties	981	529	1,766	1,005
Consumer excise taxes	1,269	1,308	2,478	2,520
Depreciation and amortization	218	269	434	489
Selling, general and administrative expenses	288	228	505	434
Other taxes	59	63	127	131

Total costs and expenses	19,469	15,189	36,521	28,999

Income from operations	1,325	636	2,144	217
Related party net interest and other financial income	18	3	35	9
Net interest and other financial income (costs)	(10)	1	(24)	(3)

Income before income taxes	1,333	640	2,155	223
Provision for income taxes	531	235	824	107

Net income	$802	$405	$1,331	$116

Per Share Data (See Note 5)
Basic:
Net Income	$2.25	$1.14	$3.74	$0.32
Diluted:
Net income	$2.24	$1.13	$3.72	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,622	$118
Related party debt securities	—	2,404
Receivables, less allowance for doubtful accounts of $4 and $4	5,041	4,393
Receivables from related parties	1	5
Inventories	3,679	3,071
Other current assets	170	65

Total current assets	10,513	10,056
Equity method investments	323	312
Property, plant and equipment, net	11,935	11,724
Goodwill	842	837
Other noncurrent assets	351	303

Total assets	$23,964	$23,232

Liabilities
Current liabilities:
Accounts payable	$7,313	$6,453
Payables to related parties	16	341
Payroll and benefits payable	222	266
Consumer excise taxes payable	303	286
Deferred income taxes	436	440
Long-term debt payable within one year to Marathon Oil and subsidiaries	—	655
Long-term debt due within one year	12	11
Other current liabilities	247	168

Total current liabilities	8,549	8,620
Long-term debt payable to Marathon Oil and subsidiaries	—	2,963
Long-term debt	3,262	268
Deferred income taxes	1,383	1,367
Defined benefit postretirement plan obligations	1,489	1,493
Deferred credits and other liabilities	304	277

Total liabilities	14,987	14,988
Commitments and contingencies
Stockholders’ Equity / Net investment
Preferred stock - 0 shares issued at June 30, 2011 (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock - 356 million shares issued at June 30, 2011 (par value $0.01 per share, 1 billion shares authorized)	4	—
Additional paid-in capital	9,569	—
Retained earnings	—	—
Net investment	—	8,867
Accumulated other comprehensive loss	(596)	(623)

Total stockholders’ equity / net investment	8,977	8,244

Total liabilities and stockholders’ equity / net investment	$23,964	$23,232

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2011	2010
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,331	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434	489
Pension and other postretirement benefits, net	62	71
Deferred income taxes	34	121
Net gain on disposal of assets	(5)	(3)
Equity method investments, net	(6)	(26)
Changes in the fair value of derivative instruments	(92)	(28)
Changes in:
Current receivables	(746)	(256)
Inventories	(613)	(238)
Current accounts payable and accrued liabilities	628	34
Receivables from / payables to related parties	(59)	13
All other, net	(16)	2

Net cash provided by operating activities	952	295

Investing activities:
Additions to property, plant and equipment	(517)	(634)
Acquisitions	(74)	—
Disposal of assets	133	7
Investments in related party debt securities – purchases	(10,326)	(6,023)
– redemptions	12,730	6,476
Investments – loans and advances	(42)	(17)
– repayments of loans	35	21
All other, net	5	(2)

Net cash provided by (used in) investing activities	1,944	(172)

Financing activities:
Long-term debt payable to Marathon Oil and subsidiaries – borrowings	7,748	5,533
– repayments	(11,366)	(5,125)
Long-term debt – borrowings	2,989	—
– repayments	(6)	(5)
Debt issuance costs	(58)	—
Distributions to Marathon Oil	(699)	(500)

Net cash used in financing activities	(1,392)	(97)

Net increase in cash and cash equivalents	1,504	26
Cash and cash equivalents at beginning of period	118	128

Cash and cash equivalents at end of period	$1,622	$154

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Stockholders’ Equity / Net Investment (Unaudited)

(In millions)	Common Stock	Additional Paid-in Capital	Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity / Net Investment
Balance as of December 31, 2009	$—	$—	$9,692	$(520)	$9,172
Net income	—	—	116	—	116
Distributions to Marathon Oil	—	—	(656)	—	(656)
Other comprehensive income	—	—	—	61	61

Balance as of June 30, 2010	$—	$—	$9,152	$(459)	$8,693

Balance as of December 31, 2010	$—	$—	$8,867	$(623)	$8,244
Net income	—	—	1,331	—	1,331
Distributions to Marathon Oil	—	—	(625)	(11)	(636)
Other comprehensive income	—	—	—	38	38
Reclassification of net investment to additional paid-in capital	—	9,573	(9,573)	—	—
Issuance of common stock at spin-off	4	(4)	—	—	—

Balance as of June 30, 2011	$4	$9,569	$—	$(596)	$8,977

(Shares in millions)	Common Stock
Balance as of December 31, 2010	—
Issuance of common stock at spin-off	356

Balance as of June 30, 2011	356

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

	$1,369	$1,369	$1,369	$1,369
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net income	$802	$405	$1,331	$116
Other comprehensive income:
Defined benefit postretirement and post-employment plans:
Actuarial gains, net of tax of $16, $48, $23 and $77	25	75	36	59
Prior service costs, net of tax of $-, $-, $1 and $1	1	1	2	2

Other comprehensive income	26	76	38	61

Comprehensive income	$828	$481	$1,369	$177

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Spin-off, Description of the Business and Basis of Presentation

Spin-off – On May 25, 2011, the Marathon Oil Corporation (“Marathon Oil”) board of directors approved the spin-off of its Refining, Marketing & Transportation Business (“RM&T Business”) into an independent, publicly traded company, Marathon Petroleum Corporation (“MPC”), through the distribution of MPC common stock to the stockholders of Marathon Oil common stock. In accordance with a separation and distribution agreement between Marathon Oil and MPC, the distribution of MPC common stock was made on June 30, 2011, with Marathon Oil stockholders receiving one share of MPC common stock for every two shares of Marathon Oil common stock held as of 5:00 pm New York City Time on the record date of June 27, 2011 (the “Spin-Off”). In general, fractional shares of MPC common stock were not distributed; any fractional share of MPC common stock otherwise issuable to a Marathon Oil stockholder was sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment in lieu of such fractional share. Fractional shares were allocated to the accounts of Marathon Oil’s registered stockholders who participated in the Marathon Oil Corporation Dividend Reinvestment and Direct Stock Purchase Plan as of the Spin-Off and were therefore automatically enrolled in the Marathon Petroleum Corporation Dividend Reinvestment and Direct Stock Purchase Plan. Marathon Oil received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the distribution of shares of MPC common stock in the spin-off qualifies as tax-free to Marathon Oil, MPC and Marathon Oil stockholders for U.S. federal income tax purposes under Sections 355 and 368(a) and related provisions of the Internal Revenue Code of 1986. Following the Spin-Off, Marathon Oil retained no ownership interest in MPC, and each company had separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the Spin-Off was filed by MPC with the Securities and Exchange Commission and was declared effective on June 6, 2011 (the “Form 10”). All subsidiaries and equity method investments not contributed by Marathon Oil to MPC remained with Marathon Oil and, together with Marathon Oil, are referred to as the “Marathon Oil Companies.” On July 1, 2011, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “MPC”.

Description of the Business – Our business consists of refining and marketing, retail marketing and pipeline transportation operations conducted primarily in the Midwest, Gulf Coast and southeastern regions of the United States, through subsidiaries, including Marathon Petroleum Company LP, Speedway LLC and Marathon Pipe Line LLC. Until December 1, 2010, we also had operations in the Upper Great Plains region of the United States.

See Note 6 for additional information about our operations.

Basis of Presentation – Prior to the Spin-Off on June 30, 2011, our financial position, results of operations and cash flows consisted of the RM&T Business, which represented a combined reporting entity. The assets and liabilities in our consolidated financial statements have been reflected on a historical basis, as immediately prior to the Spin-Off all of the assets and liabilities presented were wholly owned by Marathon Oil and were transferred within the Marathon Oil consolidated group. All significant intercompany transactions and accounts have been eliminated. On our consolidated statements of income and our consolidated statements of comprehensive income, the three and six months ended June 30, 2011 and 2010 consist entirely of the combined results of the RM&T Business. On our consolidated balance sheets, June 30, 2011 consists of the consolidated balances of MPC, while December 31, 2010 consists of the combined balances of the RM&T Business. Our consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 consist entirely of the combined results of the RM&T Business. Our consolidated statements of stockholders’ equity / net investment for the six months ended June 30, 2010 consist entirely of the combined activity of the RM&T Business, while the six months ended June 30, 2011 consist of both the combined activity for the RM&T Business and the consolidated activity for MPC completed on June 30, 2011.

The consolidated statements of income for periods prior to the Spin-Off included expense allocations for certain corporate functions historically performed by the Marathon Oil Companies, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification, headcount or computer utilization. Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from the Marathon Oil Companies, are reasonable. However, these consolidated financial statements may not include all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented prior to the Spin-Off and may not reflect our consolidated results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend upon multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the Spin-Off, we will perform these functions using internal resources or services provided by third parties, certain of which may be provided by the Marathon Oil Companies during a transition period pursuant to a transition services agreement. See Note 3.

These consolidated financial statements are unaudited; however, in the opinion of our management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These consolidated financial statements, including the notes, have been prepared in accordance with the rules of the Securities and Exchange Commission applicable to interim period financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the audited combined financial statements and notes thereto for the year ended December 31, 2010, included in our Form 10, as amended. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

2.	Accounting Standards

Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) amended the reporting standards for comprehensive income in June 2011 to eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. Early application is permitted. This standard will not have an impact on our consolidated results of operations, financial position or cash flows.

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under U.S. generally accepted accounting principles (“US GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe certain of the US GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in IFRS. The amendments are to be applied prospectively and will be effective in interim and annual periods beginning with the first quarter of 2012 for us. Early application is not permitted. We do not expect adoption of these amendments to have a significant impact on our consolidated results of operations, financial position or cash flows.

3.	Related Party Transactions

Our related parties included:

•	Marathon Oil Companies until June 30, 2011, the effective date of the Spin-Off.

•

The Andersons Clymers Ethanol LLC (“TACE”), in which we have a 35 percent interest, and The Andersons Marathon Ethanol LLC (“TAME”), in which we have a 50 percent interest. These companies each own an ethanol production facility.

•	Centennial Pipeline LLC (“Centennial”), in which we have a 50 percent interest. Centennial operates a refined products pipeline and storage facility.

•	LOOP LLC (“LOOP”), in which we have a 51 percent noncontrolling interest. LOOP operates an offshore oil port.

•	Other equity method investees.

We believe that transactions with related parties, other than certain transactions with the Marathon Oil Companies related to the provision of administrative services, were conducted on terms comparable to those with unrelated parties. See below for a description of transactions with the Marathon Oil Companies.

On May 25, 2011, we entered into a separation and distribution agreement and several other agreements with the Marathon Oil Companies to effect the Spin-Off and to provide a framework for our relationship with the Marathon Oil Companies. These agreements govern the relationship between us and Marathon Oil subsequent to the completion of the Spin-Off and provide for the allocation between us and the Marathon Oil Companies of assets, liabilities and obligations attributable to periods prior to the

Spin-Off. Because the terms of these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

The separation and distribution agreement between us and the Marathon Oil Companies contains the key provisions relating to the separation of our business from Marathon Oil and the distribution of our common stock to Marathon Oil stockholders. The separation and distribution agreement identifies the assets that were transferred or sold, liabilities that were assumed or sold and contracts that were assigned to us by the Marathon Oil Companies or by us to the Marathon Oil Companies in the Spin-Off and describes how these transfers, sales, assumptions and assignments occurred. In accordance with the separation and distribution agreement, Marathon Oil determined that our aggregate cash and cash equivalents balance at June 30, 2011 should be approximately $1.625 billion. The separation and distribution agreement also contains provisions regarding the release of liabilities, indemnifications, insurance, nonsolicitation of employees, maintenance of confidentiality, payment of expenses and dispute resolution. See Note 18.

We and Marathon Oil entered into a tax sharing agreement to govern the respective rights, responsibilities and obligations of Marathon Oil and us with respect to taxes and tax benefits, the filing of tax returns, the control of audits, restrictions on us to preserve the tax-free status of the Spin-Off and other tax matters.

We and Marathon Oil entered into an employee matters agreement providing that each company has responsibility for our own employees and compensation plans. The agreement also contains provisions regarding stock-based compensation. See Note 16.

We have entered into certain transition services agreements with the Marathon Oil Companies under which we are providing each other with a variety of administrative services on an as-needed basis for a period of time not to exceed one year following the Spin-Off. The charges under these transition service agreements will be at cost-based rates that have been negotiated between us. Services that may be provided to us by the Marathon Oil Companies include accounting, audit, treasury, tax, legal, information technology, administrative services, procurement of natural gas and health, environmental, safety and security. Services that may be provided by us to the Marathon Oil Companies include legal, human resources, tax, accounting, audit, information technology and health, environmental, safety and security.

Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Equity method investees:
Centennial	$14	$16	$34	$23
Other equity method investees	2	2	4	3
Marathon Oil Companies	12	15	13	31

Total	$28	$33	$51	$57

Related party sales to Centennial consist primarily of petroleum products. Related party sales to the Marathon Oil Companies consist primarily of crude oil and are based on contractual prices that are market-based.

Purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Equity method investees:
Centennial	$18	$19	$31	$31
LOOP	23	10	32	16
TAME	39	25	71	48
TACE	15	6	27	16
Other equity method investees	9	15	15	27
Marathon Oil Companies	877	454	1,590	867

Total	$981	$529	$1,766	$1,005

Related party purchases from Centennial consist primarily of refinery feedstocks and refined product transportation costs. Related party purchases from LOOP and other equity method investees consist primarily of crude oil transportation costs. Related party purchases from TAME and TACE consist of ethanol. Related party purchases from the Marathon Oil Companies consist primarily of crude oil and natural gas, which are recorded at contracted prices that are market-based. In addition to the related party purchases above, we purchased $1 million of natural gas inventory from the Marathon Oil Companies on June 30, 2011, which was recorded as inventory.

The Marathon Oil Companies performed certain services for us prior to the Spin-Off such as executive oversight, accounting, treasury, tax, legal, procurement and information technology services. We also provided certain services to the Marathon Oil Companies, such as legal, human resources and tax services. The two groups of companies charged each other for these shared services based on a rate that was negotiated between them. Where costs incurred by the Marathon Oil Companies on our behalf could not practically be determined by specific utilization, these costs were primarily allocated to us based on headcount or computer utilization. Our management believes these allocations are a reasonable reflection of the utilization of services provided. However, these allocations may not fully reflect the expenses that would have been incurred had we been a stand-alone company during the periods presented. Net charges from the Marathon Oil Companies for these services reflected within selling, general and administrative expenses in the consolidated statements of income were $14 million and $7 million for the three months ended June 30, 2011 and 2010, respectively, and $26 million and $18 million for the six months ended June 30, 2011 and 2010, respectively.

Current receivables from related parties were as follows:

	December 31,	December 31,
(In millions)	June 30, 2011	December 31, 2010
Equity method investees	$1	$1
Marathon Oil Companies	—	4

Total	$1	$5

Payables to related parties were as follows:

	December 31,	December 31,
(In millions)	June 30, 2011	December 31, 2010
Equity method investees:
LOOP	$4	$3
TAME	6	5
TACE	2	1
Other equity method investees	4	3
Marathon Oil Companies	—	329

Total	$16	$341

During the six months ended June 30, 2011, we borrowed $7,748 million and repaid $10,319 million under the credit agreement with MOC Portfolio Delaware, Inc. (“PFD”). During the six months ended June 30, 2010, we borrowed $5,533 million and repaid $5,125 million under this credit facility. The outstanding balance was $2,571 million as of December 31, 2010, of which $655 million was classified as current. The agreement was terminated on June 30, 2011.

There were no borrowings during the six months ended June 30, 2011 and 2010 under the revenue bonds proceeds subsidiary loan agreement with Marathon Oil. The loan balance outstanding as of December 31, 2010 of $1,047 million was repaid on February 1, 2011. The loan was terminated effective April 1, 2011.

At December 31, 2010, our investments in shares of PFD Redeemable Class A, Series 1 Preferred Stock (“PFD Preferred Stock”) totaled $2,404 million. Our investments in PFD Preferred Stock were accounted for as available-for-sale debt securities. All of our investments in PFD Preferred Stock were redeemed prior to the termination of this agreement on June 30, 2011. See Note 9.

Related party net interest and other financial income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Dividend income:
PFD Preferred Stock	$18	$3	$35	$9
Interest expense:
PFD revolving credit agreement	1	2	3	5
Marathon Oil loan agreement	—	14	5	27
Interest capitalized	(1)	(16)	(8)	(32)

Net interest expense	—	—	—	—

Related party net interest and other financial income	$18	$3	$35	$9

We also recorded property, plant and equipment additions related to capitalized interest incurred by Marathon Oil on our behalf of $2 million and $9 million in the six months ended June 30, 2011 and 2010, which were reflected as contributions from Marathon Oil.

Certain asset and liability transfers between us and Marathon Oil, including assets and liabilities contributed under the separation and distribution agreement related to the Spin-Off, and certain expenses, such as stock-based compensation, incurred by Marathon Oil on our behalf have been recorded as non-cash capital contributions. The non-cash capital contributions from (distributions to) Marathon Oil were $74 million and ($156 million) in the six months ended June 30, 2011 and 2010.

4.	Variable Interest Entity

In December 2010, we closed the sale of most of our Minnesota assets. These assets included the 74,000 barrel per day St. Paul Park refinery and associated terminals, 166 SuperAmerica®-branded convenience stores (including six stores in Wisconsin) along with the SuperMom’s® bakery and commissary (a baked goods and sandwich supply operation) and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. Certain terms of the transaction resulted in the creation of variable interests in a variable interest entity (“VIE”) that owns the Minnesota assets. These variable interests include our ownership of a preferred equity interest in the VIE, operating margin support in the form of a capped liquidity guarantee and reimbursements to us for costs incurred in connection with transition services provided to the buyer. Our preferred equity interest in this VIE was reflected at $80 million in other noncurrent assets on our consolidated balance sheet as of June 30, 2011 and December 31, 2010. At December 31, 2010, there was an additional $107 million receivable due from the buyer related to a portion of the inventories sold that was fully collected during the six months ended June 30, 2011.

We are not the primary beneficiary of this VIE and, therefore, do not consolidate it; we lack the power to control or direct the activities that impact the VIE’s operations and economic performance. Our preferred equity interest does not allow us to appoint a majority of the Board of Managers and limits our ability to vote on only certain matters. Also, individually and cumulatively, none of our variable interests expose us to residual returns or expected losses that are significant to the VIE.

Our maximum exposure to loss due to this VIE is $150 million, which was quantified based on contractual arrangements related to the sale. We did not provide any financial assistance to the buyer outside of our contractual arrangements related to the sale.

5.	Income per Common Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share assumes exercise of stock options and stock appreciation rights, provided the effect is not anti-dilutive.

On June 30, 2011, 356,337,127 shares of our common stock were distributed to Marathon Oil stockholders in conjunction with the Spin-Off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed this amount to be outstanding as of the beginning of each period presented in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at June 30, 2011 were also outstanding at each of the periods presented. Excluded from the diluted share calculation is 3.5 million shares related to stock options and stock appreciation rights as their effect would have been anti-dilutive.

	$1,331	$1,331	$1,331	$1,331
	Three Months Ended June 30,
	2011		2010
(In millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$802	$802	$405	$405

Weighted average common shares outstanding	356	356	356	356
Effect of dilutive securities	—	2	—	2

Weighted average common shares, including dilutive effect	356	358	356	358

Per share:
Net income	$2.25	$2.24	$1.14	$1.13

	Six Months Ended June 30,
	2011		2010
(In millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$1,331	$1,331	$116	$116

Weighted average common shares outstanding	356	356	356	356
Effect of dilutive securities	—	2	—	2

Weighted average common shares, including dilutive effect	356	358	356	358

Per share:
Net income	$3.74	$3.72	$0.32	$0.32

6.	Segment Information

We have three reportable operating segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services they offer.

•

Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast and Midwest regions of the United States and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway segment and to dealers and jobbers who operate Marathon®-branded retail outlets;

•	Speedway – sells transportation fuels and convenience products in retail markets in the Midwest, primarily through Speedway®-branded convenience stores; and

•

Pipeline Transportation – transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and owns, among other transportation-related assets, a majority interest in LOOP, which is the owner and operator of the only U.S. deepwater oil port.

On December 1, 2010, we disposed of most of our Minnesota assets. Segment information for all periods prior to the disposition includes amounts for these operations.

Information regarding assets by segment is not presented because it is not reviewed by the chief operating decision maker. Segment income represents income from operations attributable to the operating segments. Corporate administrative expenses, including those allocated from the Marathon Oil Companies, and costs related to certain non-operating assets are not allocated to the operating segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the operating segments.

	Transportation	Transportation	Transportation	Transportation
(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended June 30, 2011
Revenues:
Customer	$17,135	$3,583	$14	$20,732
Intersegment (a)	2,074	—	87	2,161
Related parties	27	—	1	28

Segment revenues	19,236	3,583	102	22,921
Elimination of intersegment revenues	(2,074)	—	(87)	(2,161)

Total revenues	$17,162	$3,583	$15	$20,760

Segment income from operations	$1,260	$80	$54	$1,394
Income from equity method investments	4	—	13	17
Depreciation and amortization(b)	176	28	11	215
Capital expenditures and investments(c)(d)	220	23	24	267

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended June 30, 2010
Revenues:
Customer	$12,522	$3,228	$12	$15,762
Intersegment (a)	1,919	—	85	2,004
Related parties	32	—	1	33

Segment revenues	14,473	3,228	98	17,799
Elimination of intersegment revenues	(1,919)	—	(85)	(2,004)

Total revenues	$12,554	$3,228	$13	$15,795

Segment income from operations	$590	$83	$48	$721
Income from equity method investments	3	—	15	18
Depreciation and amortization(b)	202	28	10	240
Capital expenditures and investments(c)	221	10	3	234

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Six Months Ended June 30, 2011
Revenues:
Customer	$31,954	$6,568	$29	$38,551
Intersegment (a)	3,838	—	164	4,002
Related parties	49	—	2	51

Segment revenues	35,841	6,568	195	42,604
Elimination of intersegment revenues	(3,838)	—	(164)	(4,002)

Total revenues	$32,003	$6,568	$31	$38,602

Segment income from operations	$2,062	$113	$105	$2,280
Income from equity method investments	4	—	22	26
Depreciation and amortization(b)	355	54	22	431
Capital expenditures and investments(c)(d)	376	28	38	442

	Transportation	Transportation	Transportation	Transportation
(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Six Months Ended June 30, 2010
Revenues:
Customer	$22,988	$6,090	$22	$29,100
Intersegment (a)	3,630	—	163	3,793
Related parties	55	—	2	57

Segment revenues	26,673	6,090	187	32,950
Elimination of intersegment revenues	(3,630)	—	(163)	(3,793)

Total revenues	$23,043	$6,090	$24	$29,157

Segment income from operations	$145	$123	$92	$360
Income from equity method investments	9	—	29	38
Depreciation and amortization(b)	381	57	22	460
Capital expenditures and investments(c)	485	18	9	512

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.
(b)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.
(c)	Capital expenditures include changes in accruals.
(d)	Excludes Speedway’s $74 million acquisition of 23 convenience stores in May 2011. See Note 12.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	$2,280	$2,280	$2,280	$2,280
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Segment income from operations	$1,394	$721	$2,280	$360
Items not allocated to segments
Corporate and other unallocated items(a)	(69)	(56)	(136)	(114)
Impairments (b)	—	(29)	—	(29)
Net interest and other financial income	8	4	11	6

Income before income taxes	$1,333	$640	$2,155	$223

(a)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from the Marathon Oil Companies and costs related to certain non-operating assets.

(b)	The impairment in 2010 related to a maleic anhydride manufacturing plant.

The following reconciles segment capital expenditure and investments to total capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Segment capital expenditures and investments	$267	$234	$442	$512
Less: Investments in equity method investees	3	1	7	4
Plus: Items not allocated to segments
Capital expenditures not allocated to segments	15	—	15	—
Capitalized interest	29	23	58	49

Total capital expenditures(a)(b)	$308	$256	$508	$557

(a)	Capital expenditures include changes in accruals.
(b)	See Note 17 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

The following reconciles total revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Total revenues	$20,760	$15,795	$38,602	$29,157
Less: Sales to related parties	28	33	51	57

Sales and other operating revenues (including consumer excise taxes)	$20,732	$15,762	$38,551	$29,100

7.	Defined Benefit Postretirement Plans

The following summarizes the components of net periodic benefit cost:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Service cost	$15	$13	$4	$3
Interest cost	27	25	7	5
Expected return on plan assets	(24)	(23)	—	—
Amortization – prior service cost	1	1	—	1
– actuarial loss	17	11	—	—

Net periodic benefit cost	$36	$27	$11	$9

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Service cost	$33	$30	$9	$7
Interest cost	54	53	14	11
Expected return on plan assets	(48)	(47)	—	—
Amortization – prior service cost	3	3	—	1
– actuarial loss (gain)	35	25	—	(1)

Net periodic benefit cost	$77	$64	$23	$18

During the six months ended June 30, 2011, we made contributions of $23 million to our funded pension plans. We expect to make additional contributions up to an estimated $47 million to our funded pension plans over the remainder of 2011. Current benefit payments related to unfunded pension and other postretirement benefit plans were $7 million and $9 million, respectively, during the six months ended June 30, 2011.

8.	Income Taxes

The following is an analysis of the effective income tax rates for the periods presented:

	Six Months Ended June 30,
	2011	2010
Statutory rate applied to income before income taxes	35%	35%
State and local income taxes, net of federal income tax effects	3	3
Legislation(a)	1	11
Other	(1)	(1)

Provision for income taxes	38%	48%

(a)

In May 2011, Michigan enacted legislation creating a corporate income tax effective January 1, 2012. The corporate income tax replaces the existing Michigan business tax. A change in tax law must be recognized in the period enacted, regardless of the effective date. As a result, we recorded a charge of $21 million in the six months ended June 30, 2011 for the impact of the Michigan legislation on our deferred tax liabilities.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in March 2010. These new laws effectively changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MPDIMA”). Under the MPDIMA, the federal subsidy did not reduce our income tax deduction for the costs of providing such prescription drug plans, nor was it subject to income tax individually. Beginning in 2013, under the 2010 legislation, our income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. As a result, we recorded a charge of $26 million in the six months ended June 30, 2010 for the write-off of deferred tax assets to reflect the change in the tax treatment of the federal subsidy.

The effective income tax rate was 40 percent in the second quarter and 38 percent in the first six months of 2011 compared to 37 percent and 48 percent in the comparable periods of 2010. The first six months of 2011 included a $20 million adverse tax impact of state legislative changes, primarily Michigan, and the first six months of 2010 included a $26 million adverse tax impact of federal legislative changes. The provision for income taxes for periods prior to the Spin-Off has been computed as if we were a stand-alone company.

As a result of the Spin-Off and pursuant to the tax sharing agreement by and among Marathon Oil, MPC and MPC Investment LLC, there are less than $1 million of unrecognized tax benefits as of June 30, 2011 for MPC. After the Spin-Off, the unrecognized tax benefits related to the RM&T Business operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and MPC has indemnified Marathon Oil. Consequently, the unrecognized tax benefits are now classified as indemnities from MPC to Marathon Oil effective June 30, 2011. See Note 18.

9.	Investments in Debt and Equity Securities

Our investments in debt and equity securities, which are classified as available-for-sale, consisted of shares of PFD Preferred Stock and shares of publicly traded equity securities. See Note 3 for additional information on PFD Preferred Stock. On the consolidated balance sheets, PFD Preferred Stock was reflected as related party debt securities, and other equity securities are recorded in other noncurrent assets.

The following table summarizes our investments in debt and equity securities:

	Unrealized	Unrealized	Unrealized
(In millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
June 30, 2011
Other equity securities	$2	$1	$3

December 31, 2010
PFD Preferred Stock	$2,404	$—	$2,404
Other equity securities	2	1	3

Total	$2,406	$1	$2,407

We had no other-than-temporary impairments to our investments in debt and equity securities during the six months ended June 30, 2011 and 2010.

There were no realized gains on our equity securities investments in the six months ended June 30, 2011 and 2010.

The change in unrealized holding gain on available-for-sale securities included in accumulated other comprehensive loss was less than $1 million for the six months ended June 30, 2011 and 2010. There were no gains or losses reclassified out of accumulated other comprehensive loss into earnings for the six months ended June 30, 2011 and 2010.

10.	Inventories

	December 31,	December 31,
	June 30,	December 31,
(In millions)	2011	2010
Crude oil and refinery feedstocks	$1,452	$1,118
Refined products	1,987	1,716
Merchandise	71	65
Supplies and sundry items	169	172

Total (at cost)	$3,679	$3,071

Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. Cost of revenues decreased and income from operations increased by less than $1 million and by $3 million for the six months ended June 30, 2011 and 2010, respectively, as a result of liquidations of LIFO inventories. There were no liquidations of LIFO inventories for the three months ended June 30, 2011 and 2010.

11.	Property, Plant and Equipment

	December 31,	December 31,
	June 30,	December 31,
(In millions)	2011	2010
Refining & Marketing	$13,642	$13,234
Speedway	1,837	1,703
Pipeline Transportation	1,514	1,482
Other	373	205

Total	17,366	16,624
Less accumulated depreciation and amortization	5,431	4,900

Net property, plant and equipment	$11,935	$11,724

12.	Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 were as follows:

	Transportation	Transportation	Transportation	Transportation
(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Balance as of December 31, 2010	$554	$120	$163	$837
Purchase price adjustment	(3)	—	—	(3)
Acquisition	—	9	—	9
Disposition	(1)	—	—	(1)

Balance as of June 30, 2011	$550	$129	$163	$842

In May 2011, Speedway purchased 23 convenience stores in Illinois and Indiana for $72 million, as well as the associated inventory for $2 million. The purchase price allocation included $63 million for property, plant and equipment and $9 million for goodwill.

13.	Fair Value Measurements

Fair Values – Recurring

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 by fair-value hierarchy level.

	Collateral	Collateral	Collateral	Collateral	Collateral
	June 30, 2011
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$158	$3	$3	$74	$238
Other assets	3	—	—	—	3
Interest rate derivative instruments, assets	—	2	—	—	2

Total assets at fair value	$161	$5	$3	$74	$243

Commodity derivative instruments, liabilities	$(109)	$(1)	$(5)	$—	$(115)

	December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$58	$—	$1	$78	$137
PFD Preferred Stock	—	—	2,404	—	2,404
Other assets	3	—	—	—	3

Total assets at fair value	$61	$—	$2,405	$78	$2,544

Commodity derivative instruments, liabilities	$(103)	$—	$(3)	$—	$(106)

Commodity derivatives in Level 1 are exchange-traded contracts for crude oil and refined products measured at fair value with a market approach using the close-of-day settlement prices for the market. Collateral deposits related to Level 1 commodity derivatives are in broker accounts covered by master netting agreements.

Commodity derivatives and interest rate swaps in Level 2 are measured at fair value with a market approach using broker price quotes or prices obtained from third-party services such as Bloomberg L.P. or Platt’s, a Division of McGraw-Hill Corporation (“Platt’s”), which have been corroborated with data from active markets for assets and liabilities.

Commodity derivatives in Level 3 are measured at fair value with a market approach using prices obtained from third-party services such as Platt’s and price assessments from other independent brokers. Since we are unable to independently verify information from the third-party service providers to active markets, all these measures are considered Level 3.

Our investments in related party debt securities, PFD Preferred Stock, were redeemable on any business day at their recorded value. See Note 3. The fair value of related party debt securities was measured using an income approach where the recorded value approximates market value due to the daily redemption feature. Because the related-party debt securities were not publicly traded, the projected cash flows are Level 3 inputs.

The following is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	(12,730)	(12,730)	(12,730)	(12,730)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Beginning balance	$2,764	$350	$2,402	$865
Total realized and unrealized gains (losses) included in net income	1	2	—	(4)
Purchases	6,972	1,502	10,326	6,023
Redemptions	(9,737)	(1,598)	(12,730)	(6,476)
Settlements	(2)	—	—	(2)
Distributions to Marathon Oil (a)	—	—	—	(150)

Ending balance	$(2)	$256	$(2)	$256

(a)	Due to the January 1, 2010, merger of two non-operating RM&T Business legal entities into Marathon Oil.

Net income for the three and six months ended June 30, 2011 included unrealized losses of $1 million and $2 million, respectively, related to Level 3 derivative instruments held at June 30, 2011. Net income for the three and six months ended June 30, 2010, included unrealized gains of $2 million and unrealized losses of $2 million related to Level 3 derivative instruments held at June 30, 2010. See Note 14 for the income statement impacts of our derivative instruments.

Fair Values – Nonrecurring

The following table shows the values of assets, by major class, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Six Months Ended June 30,
	2011		2010
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for sale	$—	$—	$1	$29

As a result of changing market conditions, a maleic anhydride supply agreement with a major customer was revised in June 2010. An impairment of $29 million was recorded for a plant that manufactured maleic anhydride in the six months ended June 30, 2010. The plant was operated by our Refining & Marketing segment. The fair value of the plant was measured using a market approach based upon comparable area land values which are Level 3 inputs.

Fair Values – Reported

The following table summarizes financial instruments, excluding the PFD Preferred Stock and derivative financial instruments reported above, by individual balance sheet line item at June 30, 2011 and December 31, 2010.

	Fair Value	Fair Value	Fair Value	Fair Value
	June 30, 2011		December 31, 2010
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets
Other noncurrent assets	$314	$124	$289	$126

Total financial assets	$314	$124	$289	$126

Financial liabilities
Long-term debt payable within one year to Marathon Oil and subsidiaries	$—	$—	$655	$655
Long-term debt payable to Marathon Oil and subsidiaries	—	—	2,908	2,963
Long-term debt (a)	3,101	2,991	—	—
Deferred credits and other liabilities	50	50	22	22

Total financial liabilities	$3,151	$3,041	$3,585	$3,640

(a)	Excludes capital leases

Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivable and payables. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments (e.g., less than 1 percent of our trade receivables and payables are outstanding for greater than 90 days), (2) our investment-grade credit rating and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

Fair values of our financial assets included in other noncurrent assets and of our financial liabilities included in deferred credits and other liabilities are measured using an income approach and most inputs are internally generated, which results in a Level 3 classification. Estimated future cash flows are discounted using a rate deemed appropriate to obtain the fair value.

Debt payable to Marathon Oil and subsidiaries included a revolving credit agreement and a loan as discussed in Note 3. The revolving credit balance is measured using an income approach. The future debt service payments are discounted using the rate at which we currently expect to borrow. All inputs to this calculation are Level 3. The carrying value approximates fair value. Fair value of long-term debt is measured using a market approach, based upon quotes from major financial institutions for comparable debt. Because these quotes cannot be independently verified to the market, they are considered Level 3 inputs.

14.	Derivatives

For further information regarding the fair value measurement of derivative instruments, see Note 13. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.

In the six months ended June 30, 2011, we entered into interest rate swap derivative instruments to manage our exposure to interest rate risk associated with a portion of the fixed interest rate debt in our portfolio. Changes in the fair values of both the hedged item and the related derivative are recognized immediately in net income with an offsetting effect included in the basis of the hedged item.

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	Net Asset	Net Asset	Net Asset	Net Asset
	June 30, 2011
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Commodity derivatives	$162	$109	$53	Other current assets
Interest rate derivatives	4	2	2	Other noncurrent assets

Total	$166	$111	$55

	June 30, 2011
(In millions)	Asset	Liability	Net Liability	Balance Sheet Location
Commodity derivatives	$2	$6	$4	Other current liabilities

	December 31, 2010
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Commodity derivatives	$58	$103	$(45)	Other current assets

	December 31, 2010
(In millions)	Asset	Liability	Net Liability	Balance Sheet Location
Commodity derivatives	$1	$3	$2	Other current liabilities

Derivatives Designated as Fair Value Hedges

As of June 30, 2011, we had interest rate swap agreements with a notional amount of $500 million at a weighted average, LIBOR-based, floating rate of 1.74 percent. The following table summarizes the pretax effect of derivative instruments designated as hedges of fair value in our consolidated statements of income:

		Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,
(In millions)	Income Statement Location	2011	2010	2011	2010
Derivative
Interest rate	Net interest and other financial income (costs)	$3	$—	$2	$—
Hedged Item
Long-term debt	Net interest and other financial income (costs)	$(3)	$—	$(2)	$—

Derivatives not Designated as Hedges

The tables below summarize open commodity derivative contracts at June 30, 2011. These contracts enable us to effectively correlate our commodity price exposure to the relevant market indicators, thereby mitigating price risk.

June 30, 2011
	Position	Barrels per Day	Weighted Average Price (Per Barrel)	Benchmark
Crude Oil (a)
Exchange-traded	Long	33,088	$97.46	CME and ICE Crude(b) (c)
Exchange-traded	Short	(81,811)	$98.00	CME and ICE Crude(b) (c)

	Position	Barrels per Day	Weighted Average Price (Per Gallon)	Benchmark
Refined Products (d)
Exchange-traded	Long	9,830	$2.88	CME Heating Oil and RBOB(b) (e)
Exchange-traded	Short	(13,775)	$2.85	CME Heating Oil and RBOB(b) (e)

(a)	91.3 percent of these contracts expire in the third quarter of 2011.
(b)	Chicago Mercantile Exchange (“CME”).
(c)	Intercontinental Exchange (“ICE”).
(d)	100 percent of these contracts expire in the third quarter of 2011.
(e)	Reformulated Gasoline Blendstock for Oxygenate Blending (“RBOB”).

The following table summarizes the effects of all commodity derivative instruments in our consolidated statements of income:

	June 30,	June 30,	June 30,	June 30,
(In millions)	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,
Income Statement Location	2011	2010	2011	2010
Sales and other operating revenues	$(4)	$—	$(19)	$6
Cost of revenues	238	73	195	44
Other income	—	—	1	2

Total	$234	$73	$177	$52

15.	Debt

Our outstanding borrowings at June 30, 2011 and December 31, 2010 consisted of the following:

	December 31,	December 31,
(In millions)	June 30, 2011	December 31, 2010
Marathon Petroleum Corporation:
Revolving credit agreement due 2015	$—	$—
3.500% senior notes due March 1, 2016	750	—
5.125% senior notes due March 1, 2021	1,000	—
6.500% senior notes due March 1, 2041	1,250	—
Consolidated subsidiaries:
Capital lease obligations due 2011-2024(a)	283	279

Total	3,283	279
Unamortized discount	(11)	—
Fair value adjustments (b)	2	—
Amounts due within one year	(12)	(11)

Total long-term debt due after one year	$3,262	$268

(a)

These obligations as of June 30, 2011 include $73 million related to assets under construction at that date for which a capital lease will commence upon completion of construction. The amounts currently reported are based upon the percent of construction completed as of June 30, 2011 and therefore do not reflect future lease obligations of $164 million related to the assets.

(b)	See Notes 13 and 14 for information on interest rate swaps.

Senior Notes - On February 1, 2011, we completed a private placement of three series of Senior Notes aggregating $3 billion in principal amount (the “Notes”). The Notes replaced a portion of the debt payable to the Marathon Oil Companies. The Notes are unsecured and unsubordinated obligations of ours that were guaranteed by Marathon Oil on a senior unsecured basis prior to the Spin-Off.

The holders of the Notes are entitled to the benefits of a registration rights agreement. Within 360 days after the issuance of the Notes, we are obligated to use commercially reasonable efforts to file a registration statement with respect to a registered exchange offer to exchange the Notes for new notes, with terms substantially identical in all material respects to the Notes. Alternatively, if the exchange offer cannot be completed, we will be required to file a shelf registration statement to cover the resale of the Notes under the Securities Act of 1933. If we do not comply with these obligations, we will be required to pay additional interest on the Notes. The additional interest will accrue on the principal amount of the Notes at a rate of 0.25 per annum, which rate would be increased by an additional 0.25 percent per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the rate at which such additional interest accrues may not exceed one percent per annum.

Revolving Credit Agreement - To provide additional liquidity following the Spin-Off, we entered into a four-year revolving credit agreement dated March 11, 2011 (the “Credit Agreement”) with a syndicate of lenders. Under the Credit Agreement, we have an initial borrowing capacity of up to $2.0 billion. We have the right to seek an increase of the total amount available under the Credit Agreement to $2.5 billion, subject to certain conditions. We may obtain up to $1.5 billion of letters of credit and up to $100 million of swingline loans under the Credit Agreement. We may, subject to certain conditions, request that the term of the Credit Agreement be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date. There were no borrowings or letters of credit outstanding under this agreement at June 30, 2011.

The Credit Agreement contains covenants that we consider usual and customary for an agreement of this type, including a maximum ratio of Net Consolidated Indebtedness to Consolidated EBITDA (as defined in the Credit Agreement) of 3.0 to 1.0 and a minimum ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Credit Agreement) of 3.5 to 1.0. We were in compliance with these covenants at June 30, 2011. In addition, the Credit Agreement includes limitations on indebtedness of our subsidiaries, other than subsidiaries that guarantee our obligations under the Credit Agreement. Borrowings under the Credit Agreement are subject to acceleration upon the occurrence of events of default that we consider usual and customary for an agreement of this type.

Borrowings of revolving loans under the Credit Agreement bear interest, at our option, at either (i) the sum of the Adjusted LIBO Rate (as defined in the Credit Agreement), plus a margin ranging between 1.75 percent to 3.00 percent, depending on our credit ratings, or (ii) the sum of the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging between 0.75 percent to 2.00 percent, depending on our credit ratings. The Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees, fees in respect of letters of credit and other fees.

16.	Stock-Based Compensation Plans

Description of the Plan

Prior to the Spin-Off, our employees participated in the Marathon Oil Corporation 2007 Incentive Compensation Plan (the “2007 Plan”) and the Marathon Oil Corporation 2003 Incentive Compensation Plan (the “2003 Plan”) and received Marathon Oil restricted stock awards and options to purchase shares of Marathon Oil common stock. Effective June 30, 2011, our employees participate in the MPC 2011 Amended and Restated Incentive Compensation Plan (the “MPC 2011 Plan”).

The MPC 2011 Plan authorizes the Compensation Committee of our Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards, and performance awards to our employees or non-employee directors. No more than 25 million shares of MPC common stock may be delivered under the MPC 2011 Plan and no more than 10 million shares of common stock may be the subject of awards that are not stock options or stock appreciation rights. In the sole discretion of the Committee, 10 million shares of common stock may be granted as incentive stock options.

In connection with the Spin-Off, stock compensation awards granted under the 2007 Plan and the 2003 Plan were adjusted or substituted as follows:

•	Vested stock options were adjusted and substituted so that the grantee holds options to purchase both MPC and Marathon Oil common stock.

•	Unvested stock option awards held by MPC employees were replaced with substitute awards of options to purchase shares of MPC common stock.

•

The adjustment to the Marathon Oil and MPC stock options, when combined, were intended to generally preserve the intrinsic value of each original option grant and the ratio of the exercise price to the fair market value of Marathon Oil common stock on June 30, 2011.

•

Unvested restricted stock awards were replaced with adjusted, substitute awards for restricted shares or units, as applicable, of MPC common stock. The new awards of restricted stock were intended to generally preserve the intrinsic value of the original award determined as of June 30, 2011.

•	Vesting periods of awards were unaffected by the adjustment and substitution.

Awards granted in connection with the adjustment and substitution of awards originally issued under the 2007 Plan and the 2003 Plan are a part of the MPC 2011 Plan and reduce the maximum number of shares of common stock available for delivery under the MPC 2011 Plan.

The adjustment and substitution of awards did not cause us to recognize incremental compensation expense.

Outstanding Awards

Awards outstanding under the MPC 2011 Plan as a result of the adjustment and substitution of the 2007 Plan and the 2003 Plan awards were as follows:

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Awards	Weighted- Average Grant Date Fair Value
Outstanding at June 30, 2011	9,034,356	$32.86	213,922	$28.74

The adjustment and substitution of the stock compensation awards occurred in conjunction with the distribution of MPC common stock to Marathon Oil stockholders in the June 30, 2011 after-market distribution. As a result, no grant, exercise, or cancellation activity occurred on MPC stock compensation awards during the six months ended June 30, 2011.

As of June 30, 2011, unrecognized compensation cost related to stock option awards was $25 million, which is expected to be recognized over a weighted average period of 2.4 years. Unrecognized compensation cost related to restricted stock awards was $4 million, which is expected to be recognized over a weighted average period of 2.1 years.

17.	Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2011	2010
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$—	$1
Income taxes paid to taxing authorities(a)	4	7
Non-cash investing and financing activities:
Property, plant and equipment contributed by Marathon Oil	$74	$—
Capital lease obligations increase	8	21

(a)	U.S. federal and most state income taxes were paid by Marathon Oil.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2011	2010
Additions to property, plant and equipment(a)	$517	$634
Decrease in capital accruals	(9)	(77)

Capital expenditures(a)	$508	$557

(a)	Excludes Speedway’s $74 million acquisition of 23 convenience stores in May 2011. See Note 12.

The following is a reconciliation of contributions from (distributions to) Marathon Oil:

	Six Months Ended June 30,
(In millions)	2011	2010
Contributions from (distributions to) Marathon Oil per consolidated statements of cash flows	$(699)	$(500)
Non-cash contributions from (distributions to) Marathon Oil	74	(156)

Contributions from (distributions to) Marathon Oil per consolidated statements of stockholders’ equity / net investment	$(625)	$(656)

See Note 3 for information regarding non-cash contributions from (distributions to) Marathon Oil.

18.	Commitments and Contingencies

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. The ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.

Environmental matters – We are subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites and certain other locations including presently or formerly owned or operated retail marketing sites. Penalties may be imposed for noncompliance.

At June 30, 2011 and December 31, 2010, accrued liabilities for remediation totaled $125 million and $116 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $54 million and $56 million at June 30, 2011 and December 31, 2010, respectively.

Lawsuits – In May 2007, the Kentucky Attorney General filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleges that we overcharged customers by $89 million during September and October 2005. The complaint seeks disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. We are vigorously defending this litigation. If it is resolved unfavorably, it could materially impact our consolidated results of operations, financial position or cash flows. We believe that this is the first lawsuit for damages and injunctive relief under the Kentucky emergency pricing laws to progress this far and it contains many novel issues. In May 2011, the Kentucky Attorney General amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May of 2011 under statewide price controls that were activated by the Kentucky Governor on April 26, 2011 and which have since expired. The court denied the Attorney General’s request for immediate injunctive relief, and the remainder of the 2011 claims likely will be resolved along with those dating from 2005. The ultimate outcome of the 2007 lawsuit, including the claims related to our 2011 pricing, and any financial effect on us, remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made for this lawsuit at this time.

We are a defendant, along with other refining and marketing companies, in eight lawsuits pending in six states, in which a total of fourteen plaintiffs seek to recover damages alleged to have resulted from methyl tertiary-butyl ether (“MTBE”) contamination in groundwater. We, along with other refining and marketing companies, settled a number of lawsuits pertaining to MTBE in 2008. We settled additional MTBE-related lawsuits in 2009 and 2010. In settling the previous lawsuits, we did not admit liability. Like the lawsuits we previously settled, all of the pending lawsuits (except a recent lawsuit filed in federal court in Baltimore County, Maryland) are consolidated in a multi-district litigation (“MDL”) in the Southern District of New York for pretrial proceedings. We expect the Maryland case to be similarly consolidated in the New York MDL. Plaintiffs in the pending MTBE lawsuits allege damages to water supply wells from contamination of groundwater by MTBE, similar to the damages claimed in the lawsuits previously settled. In addition, in one of the lawsuits the New Jersey Department of Environmental Protection also seeks to recover the cost of remediating MTBE contamination of ground and surface water not being used for public water supply purposes, as well as natural resources damages allegedly resulting from such contamination. Our management does not believe an estimate of a reasonably possible loss (or range of loss) can be made for the State of New Jersey lawsuit at this time. We are vigorously defending these lawsuits, which are in various phases of discovery. On May 17, 2011, the Court entered a 90-day standstill and tolling agreement in the MDL for parties to discuss resolution of the seven pending lawsuits excluding the State of New Jersey lawsuit, and similar claims by three additional parties that have not yet filed lawsuits. Based upon our experience and amounts paid in connection with the settlement of other MTBE lawsuits, we do not expect our share of liability for these lawsuits or any future MTBE lawsuits to materially impact our consolidated results of operations, financial position or cash flows. However, the ultimate outcome of pending or future MTBE lawsuits, including any financial effect on us, remains uncertain. We voluntarily discontinued distributing MTBE containing gasoline in, at the latest, 2002.

We are a defendant in a number of other lawsuits and other proceedings arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the resolution of these other lawsuits and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Guarantees – We have provided certain guarantees, direct and indirect, of the indebtedness of other companies. Under the terms of most of these guarantee arrangements, we would be required to perform should the guaranteed party fail to fulfill its obligations under the specified arrangements. In addition to these financial guarantees, we also have various performance guarantees related to specific agreements.

Guarantees related to indebtedness of equity method investees – We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC. Both LOOP and LOCAP LLC have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The terms of the agreements vary but tend to follow the terms of the underlying debt. Our maximum potential undiscounted payments under these agreements totaled $172 million as of June 30, 2011.

We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the repayment of Centennial’s outstanding balance under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement totaled $53 million at June 30, 2011.

We hold an interest in a ethanol production facility through our investment in TAME, and have guaranteed the repayment of TAME’s tax exempt bond financing through our participation as a lender in the credit agreement under which a letter of credit has been issued to secure repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at June 30, 2011.

Marathon Oil indemnifications - In conjunction with the Spin-Off, we have entered into indemnities and guarantees to Marathon Oil with recorded values of $34 million as of June 30, 2011, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the RM&T Business operations prior to the Spin-Off, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect the Spin-Off provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees – We have entered into other guarantees with maximum potential undiscounted payments totaling $148 million as of June 30, 2011, which consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, a legal indemnification, an indemnity to the co-lenders associated with an equity method investee’s revolving credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.

General guarantees associated with dispositions – Over the years, we have sold various assets in the normal course of our business. Certain of the related agreements contain performance and general guarantees, including guarantees regarding inaccuracies in representations, warranties, covenants and agreements, and environmental and general indemnifications that require us to perform upon the occurrence of a triggering event or condition. These guarantees and indemnifications are part of the normal course of selling assets. We are typically not able to calculate the maximum potential amount of future payments that could be made under such contractual provisions because of the variability inherent in the guarantees and indemnities. Most often, the nature of the guarantees and indemnities is such that there is no appropriate method for quantifying the exposure because the underlying triggering event has little or no past experience upon which a reasonable prediction of the outcome can be based.

Contractual commitments – At June 30, 2011, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $648 million.

19.	Subsequent Event

To provide an additional source of liquidity, on July 1, 2011, we entered into a new three-year trade receivables securitization facility with a group of third-party entities and financial institutions arranged by J.P. Morgan Securities LLC for an aggregate principal amount not to exceed $1.0 billion. The facility involves one of our wholly owned subsidiaries, Marathon Petroleum Company LP (“MPC LP”), selling or contributing on an on-going basis all of its trade receivables (other than receivables arising in connection with the extension of credit under proprietary credit card services), together with all related security and interests in the proceeds thereof, without recourse, to another wholly owned, bankruptcy-remote, subsidiary, MPC Trade Receivables Company LLC (“TRC”) in exchange for a combination of cash, equity or a subordinated note issued by TRC to MPC LP. TRC in turn, has the ability to sell undivided percentage ownership interests in qualifying trade receivables, together with all related security and interests in the proceeds thereof, without recourse, to certain commercial paper conduit purchasers and/or financial institutions in exchange for cash proceeds. To the extent that TRC retains an ownership interest in the receivables it has purchased or received from MPC LP, such interest will be included in our consolidated financial statements solely as a result of the consolidation of the financial statements of TRC with those of MPC. The receivables sold or contributed to TRC are available first and foremost to satisfy claims of the creditors of TRC and are not available to satisfy the claims of creditors of MPC LP or MPC.

Proceeds from the sale of undivided percentage ownership interests in qualifying receivables under this facility will be reflected as debt on our consolidated balance sheet. We will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to our sale of receivables under this facility.

The facility includes representations and covenants that we consider usual and customary for arrangements of this type. Trade receivables are subject to customary criteria, limits and reserves before being deemed to qualify for sale by TRC pursuant to the facility. In addition, further purchases of qualified trade receivables under the facility are subject to termination upon the occurrence of certain amortization events that we consider usual and customary for an arrangements of this type.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1 and the audited combined financial statements and accompanying footnotes in our Registration Statement on Form 10, as amended through the time of its effectiveness, filed with the Securities and Exchange Commission and declared effective on June 6, 2011 (the “Form 10”).

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should” or “would” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see “Risk Factors” in the Form 10.

The Spin-off and Basis of Presentation

On May 25, 2011, the Marathon Oil Corporation (“Marathon Oil”) board of directors approved the spin-off of its Refining, Marketing & Transportation Business (“RM&T Business”) into an independent, publicly traded company, Marathon Petroleum Corporation (“MPC”), through the distribution of MPC common stock to the stockholders of Marathon Oil common stock. In accordance with a separation and distribution agreement between Marathon Oil and MPC, the distribution of MPC common stock was made on June 30, 2011, with Marathon Oil stockholders receiving one share of MPC common stock for every two shares of Marathon Oil common stock held as of 5:00 pm New York City Time on the record date of June 27, 2011 (the “Spin-Off”). In general, fractional shares of MPC common stock were not distributed; any fractional share of MPC common stock otherwise issuable to a Marathon Oil stockholder was sold in the open market on such stockholder’s behalf, and such stockholder received a cash payment in lieu of such fractional share. Fractional shares were allocated to the accounts of Marathon Oil’s registered stockholders who participated in the Marathon Oil Corporation Dividend Reinvestment and Direct Stock Purchase Plan as of the Spin-Off and were therefore automatically enrolled in the Marathon Petroleum Corporation Dividend Reinvestment and Direct Stock Purchase Plan. Marathon Oil received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the distribution of shares of MPC common stock in the Spin-Off qualifies as tax-free to Marathon Oil, MPC and Marathon Oil stockholders for U.S. federal income tax purposes under Sections 355 and 368(a) and related provisions of the Internal Revenue Code of 1986. Following the Spin-Off, Marathon Oil retained no ownership interest in MPC, and each company had separate public ownership, boards of directors and management. On July 1, 2011, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “MPC”.

Prior to the Spin-Off on June 30, 2011, our financial position, results of operations and cash flows consisted of the RM&T Business, which represented a combined reporting entity. The assets and liabilities in our consolidated financial statements have been reflected on a historical basis, as immediately prior to the Spin-Off all of the assets and liabilities presented were wholly owned by Marathon Oil and were transferred within the Marathon Oil consolidated group. All significant intercompany transactions and accounts have been eliminated. The consolidated statements of income for periods prior to the Spin-Off included expense allocations for certain corporate functions historically performed by Marathon Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification, headcount or computer utilization. Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from Marathon Oil, are reasonable. However, the consolidated financial statements may not include all of the actual expenses that would have been incurred had we been a stand-alone company during those periods presented prior to the Spin-Off and may not reflect our consolidated results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the Spin-Off, we are performing these functions using internal resources or services provided by third parties, certain of which may be provided by Marathon Oil during a transition period pursuant to a transition services agreement.

Overview of Segments

We are an independent petroleum refining, marketing and transportation company. We currently own and operate six refineries, all located in the United States, with an aggregate crude oil refining capacity in excess of 1.1 million barrels per day. Our refineries supply refined products to resellers and consumers within our market areas, including the Midwest, Gulf Coast and southeastern regions of the United States. We distribute refined products to our customers through one of the largest private domestic fleets of inland petroleum product barges, one of the largest terminal operations in the United States, and a combination of MPC-owned and third-party-owned trucking and rail assets. We currently own, operate, lease or have ownership interests in approximately 9,600 miles of crude and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas, making us one of the largest petroleum pipeline companies in the United States on the basis of total volumes delivered.

Our operations consist of three reportable operating segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services they offer.

•

Refining & Marketing – refines crude oil and other feedstocks at our six refineries in the Gulf Coast and Midwest regions of the United States and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway business segment and to dealers and jobbers who operate Marathon®-branded retail outlets;

•	Speedway – sells transportation fuels and convenience products in retail markets in the Midwest, primarily through Speedway®-branded convenience stores; and

•

Pipeline Transportation – transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and owns, among other transportation-related assets, a majority interest in LOOP LLC, which is the owner and operator of the only U.S. deepwater oil port.

On December 1, 2010, we completed the sale of most of our Minnesota assets. These assets included the 74,000 barrel per day St. Paul Park refinery and associated terminals, 166 SuperAmerica®-branded convenience stores (including six stores in Wisconsin) along with the SuperMom’s® bakery and commissary (a baked goods and sandwich supply operation) and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. We refer to these assets as the “Northern-Tier Assets.” Our results of operations, financial position, cash flows and operating statistics for all periods prior to the disposition include amounts for the Northern-Tier Assets.

Refining & Marketing

Refining & Marketing segment income from operations depends largely on our refining and marketing gross margin and refinery throughputs.

Our refining and marketing gross margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries, the costs of purchased products and manufacturing expenses, including depreciation. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same relationship as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Midwest (Chicago) and U.S. Gulf Coast crack spreads that we believe most closely track our operations and slate of products. Light Louisiana Sweet crude oil (“LLS”) prices and a 6-3-2-1 ratio of products (6 barrels of crude oil producing 3 barrels of gasoline, 2 barrels of distillate and 1 barrel of residual fuel) are used for these crack-spread calculations.

Historically, West Texas Intermediate crude oil (“WTI”) has traded at prices similar to LLS. During the first six months of 2011, WTI has traded at prices significantly less than LLS, which has favorably impacted our refining and marketing gross margin.

Our refineries can process significant amounts of sour crude oil, which typically can be purchased at a discount to sweet crude oil. The amount of this discount, the sweet/sour differential, can vary significantly, causing our refining and marketing gross margin to differ from crack spreads based on sweet crude. In general, a larger sweet/sour differential will enhance our refining and marketing gross margin.

The following table lists calculated average crack spreads for the Midwest and U.S. Gulf Coast markets, average LLS and WTI prices and the sweet/sour differential for the second quarter and first six months of 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per barrel)	2011	2010	2011	2010
Chicago LLS 6-3-2-1	$7.38	$3.86	$3.80	$3.28
U.S. Gulf Coast LLS 6-3-2-1	$3.45	$2.33	$2.39	$2.90
LLS	$118.43	$82.16	$113.09	$81.12
WTI	$102.34	$78.05	$98.50	$78.46
Sweet/Sour differential(a)	$11.08	$8.78	$11.82	$7.03

(a)	Calculated using the following mix of crude types for 2011: 15% Arab Light, 20% Kuwait, 10% Maya, 10% Western Canadian Select and 45% Mars, compared to LLS.

Calculated using the following mix of crude types for 2010: 15% Arab Light, 20% Kuwait, 10% Maya, 15% Western Canadian Select and 40% Mars, compared to LLS.

Our realized refining and marketing gross margin for the second quarter and first six months of 2011 improved from 2010 primarily due to wider differentials between WTI and other light sweet crudes such as LLS, wider sweet/sour differentials, and larger LLS 6-3-2-1 crack spreads. The sweet/sour differential widened 26 percent and 68 percent in the second quarter and first six months of 2011 from the comparable periods of 2010. Within our refining system, sour crude accounted for 54 percent of crude oil processed in the second quarter and first six months of 2011 compared to 56 percent and 55 percent in the same periods of 2010. The discount of WTI to LLS increased approximately $12 per barrel in the second quarter and first six months of 2011 from the same periods of 2010.

In addition to the market changes indicated by the crack spreads, the sweet/sour differential and the discount of WTI to LLS, our refining and marketing gross margin is impacted by factors such as:

•	the types of crude oil and other charge and blendstocks processed;

•	the selling prices realized for refined products;

•	the impact of commodity derivative instruments used to manage price risk;

•	the cost of products purchased for resale; and

•	changes in manufacturing costs, which include depreciation.

Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. During the first six months of 2011, we completed a turnaround at our Canton, Ohio refinery.

This compares to turnarounds completed at our Garyville, Louisiana; Catlettsburg, Kentucky and Texas City, Texas refineries in the first six months of 2010.

Speedway

Our retail marketing gross margin for gasoline and distillates, which is the difference between the price paid by consumers and the cost of refined products, including transportation and consumer excise taxes, and the cost of bankcard processing fees, impacts the Speedway segment profitability. Numerous factors impact gasoline and distillate demand throughout the year, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. Market demand increases for gasoline and distillates generally increase the product margin we can realize. The gross margin on merchandise sold at convenience stores historically has been less volatile.

Pipeline Transportation

The profitability of our pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. A majority of the crude oil and refined product shipments on our common carrier pipelines serve our Refining & Marketing segment. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines. In most of our markets, demand for gasoline and distillates peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.

Results of Operations

Consolidated Results of Operations

Consolidated net income for the second quarter and first six months was $397 million and $1.22 billion higher in 2011 compared to the same periods in 2010, driven primarily by a higher refining and marketing gross margin.

Revenues are summarized by segment in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Refining & Marketing	$19,236	$14,473	$35,841	$26,673
Speedway	3,583	3,228	6,568	6,090
Pipeline Transportation	102	98	195	187

Segment revenues	22,921	17,799	42,604	32,950
Elimination of intersegment revenues	(2,161)	(2,004)	(4,002)	(3,793)

Total revenues	$20,760	$15,795	$38,602	$29,157

Items included in both revenues and costs:
Consumer excise taxes	$1,269	$1,308	$2,478	$2,520

Refining & Marketing segment revenues increased $4.76 billion in the second quarter and $9.17 billion in the first six months of 2011 from the same periods of 2010, consistent with relative price level changes. Our average refined product selling prices were $3.15 per gallon in the second quarter and $2.95 per gallon in the first six months of 2011 as compared to $2.24 per gallon and $2.22 per gallon in the corresponding 2010 periods. The higher prices in 2011 contributed to the majority of the increase in segment revenues in the second quarter and first six months of 2011. A five percent increase in refined product sales volumes also contributed to the higher revenues for the first six months of 2011. The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per gallon)	2011	2010	2011	2010
Chicago spot unleaded regular gasoline	$3.12	$2.11	$2.85	$2.07
Chicago spot ultra-low sulfur diesel	$3.14	$2.16	$2.97	$2.10
U.S. Gulf Coast spot unleaded regular gasoline	$2.97	$2.05	$2.79	$2.05
U.S. Gulf Coast spot ultra-low sulfur diesel	$3.08	$2.14	$2.96	$2.10

Refining & Marketing intersegment sales to our Speedway segment were $2.07 billion in the second quarter of 2011 compared to $1.92 billion in the second quarter of 2010 and $3.84 billion in the first six months of 2011 compared to $3.63 billion in the first six months of 2010. Intersegment refined product sales volumes were 660 million gallons in the second quarter and 1.27 billion gallons in the first six months of 2011 as compared to 802 million gallons in the second quarter and 1.54 billion gallons in the first six months of 2010, with the decreased volumes primarily due to the Northern-Tier Assets disposition in December 2010.

Speedway segment revenues increased $355 million and $478 million in the second quarter and first six months of 2011 compared to the same periods of 2010, primarily due to increased gasoline and distillate selling prices, which averaged $3.76 per gallon in the second quarter and $3.49 per gallon in the first six months of 2011 compared to $2.71 per gallon and $2.66 per gallon in the same periods of 2010. These favorable impacts were partially offset by decreased volumes primarily due to the Northern-Tier Assets disposition in December 2010.

Income from equity method investments decreased $12 million in the first six months from 2010 to 2011, primarily due to lower earnings from our investments in a refined products pipeline company, which decreased approximately $7 million, and ethanol production facilities, which decreased approximately $5 million.

Cost of revenues increased $3.86 billion, or 30 percent, in the second quarter and increased $6.79 billion, or 28 percent, in the first six months of 2011 compared to the same periods of 2010. The increase was primarily the result of higher acquisition costs of crude oil, refined products and refinery charge and blendstocks in the Refining & Marketing segment, largely due to higher market prices, with crude oil acquisition prices up approximately 41 percent and 33 percent, refined product prices up approximately 50 percent and 43 percent, and charge and blendstock prices up approximately 41 percent and 29 percent in the second quarter and six month periods of 2011 compared to 2010.

Purchases from related parties increased $452 million in the second quarter and $761 million in the first six months of 2011 compared to the same periods of 2010, primarily reflecting higher acquisition costs of crude oil from Marathon Oil. Higher crude oil volumes accounted for approximately $199 million and $455 million of the increases in the second quarter and first six months of 2011, while higher crude prices accounted for about $245 million and $313 million for the same periods.

Depreciation and amortization decreased $51 million in the second quarter and $55 million in the first six months of 2011 compared to the same periods of 2010, in part due to a $29 million property impairment in the second quarter of 2010, related to a maleic anhydride plant, which was operated by our Refining & Marketing segment. There was also a $23 million charge in the second quarter of 2010 to abandon partially completed Mobile Source Air Toxics II (“MSAT II”) compliance equipment in favor of a more cost effective compliance approach. See note 13 to the unaudited consolidated financial statements for more information about the maleic anhydride plant impairment.

Selling, general and administrative expenses increased $60 million in the second quarter and $71 million in the first six months of 2011 compared with the same periods of 2010. The increases were due to higher employee compensation and benefits expenses of $39 million and $50 million, and higher bankcard processing fees related to Marathon® brand sales of $11 million and $19 million for the second quarter and first six months of 2011.

Related party net interest and other financial income increased $15 million in the second quarter and $26 million in the first six months of 2011 compared to the same periods of 2010, primarily reflecting higher average balances of short-term investments in preferred stock of MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil. See note 3 to the unaudited consolidated financial statements for further discussion of the PFD preferred stock.

Net interest and other financial costs increased $11 million and $21 million in the second quarter and first six months of 2011 compared with the same periods of 2010, primarily reflecting increased interest expense associated with the $3.0 billion of long-term debt we issued in February 2011. We capitalized third-party interest of $29 million and $49 million for the second quarter and first six months of 2011 compared to $4 million and $8 million in the second quarter and first six months of 2010. See note 15 to the unaudited consolidated financial statements for further details relating to this debt.

Provision for income taxes increased $296 million in the second quarter and $717 million in the first six months of 2011 from the comparable periods of 2010, primarily due to the $693 million and $1.93 billion increase in income before income taxes. The effective income tax rate was 40 percent in the second quarter and 38 percent in the first six months of 2011 compared to 37 percent and 48 percent in the comparable periods of 2010. The first six months of 2011 included a $20 million adverse tax impact of state legislative changes, primarily Michigan, and the first six months of 2010 included a $26 million adverse tax impact of federal legislative changes. The provision for income taxes for periods prior to the Spin-Off has been computed as if we were a stand-alone company. See note 8 to the unaudited consolidated financial statements for further details.

Segment Results

Segment income from operations is summarized and reconciled to income before income taxes in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Segment income from operations
Refining & Marketing	$1,260	$590	$2,062	$145
Speedway	80	83	113	123
Pipeline Transportation	54	48	105	92

Segment income from operations	1,394	721	2,280	360
Items not allocated to segments:
Corporate and other unallocated items (a)	(69)	(56)	(136)	(114)
Impairments (b)	—	(29)	—	(29)
Net interest and other financial income (c)	8	4	11	6

Income before income taxes	$1,333	$640	$2,155	$223

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from Marathon Oil, and costs related to certain non-operating assets.
(b)	The impairment in 2010 was related to a maleic anhydride plant.
(c)	Includes related party net interest and other financial income.

Refining & Marketing segment income from operations increased $670 million in the second quarter and $1.92 billion in the first six months of 2011 from the comparable periods of 2010, primarily due to a higher refining and marketing gross margin per gallon, which averaged 25.66 cents per gallon and 20.90 cents per gallon in the second quarter and first six months of 2011 compared to 13.06 cents per gallon and 4.28 cents per gallon in the same periods of 2010. The gross margin increases were primarily a result of favorable crude oil acquisition costs resulting from wider differentials between WTI and other light, sweet crudes such as LLS and a wider sweet/sour differential in the second quarter and first six months of 2011, in addition to higher crack spreads in the second quarter of 2011. A decline of approximately $137 million in planned turnaround and major maintenance costs in the first six months of 2011 also contributed to the increase in gross margin for the six-month period.

Our total refinery throughputs were essentially flat in the second quarter and eight percent higher in the first six months of 2011 compared to the same periods of 2010, even though the 2010 periods included throughputs at our former St. Paul Park refinery. The higher refinery throughputs were a result of improved refinery utilization and decreased turnaround activity in the first six months of 2011 as compared to the same period in 2010, primarily at our Garyville refinery. Crude oil refined decreased three percent in the second quarter of 2011 and increased three percent for the first six months of 2011 as compared to the same periods of 2010, while other charge and blendstocks increased seven percent and 48 percent over the same periods.

Ethanol volumes sold in blended gasoline increased to an average of 70 thousand barrels per day (“mbpd”) in the second quarter and 68 mbpd in the first six months of 2011 compared to 67 mbpd and 65 mbpd in the same periods of 2010. The future expansion or contraction of our ethanol blending program will be driven by the economics of ethanol supply and government regulations.

Included in the refining and marketing gross margin were derivative gains of $234 million in the second quarter and $176 million in the first six months of 2011 as compared to gains of $73 million and $50 million in the same periods of 2010, primarily resulting from the mitigation of our foreign crude oil acquisition price risk and seasonal inventory price risk exposure. For a more complete explanation of our strategies to manage market risk related to commodity prices, see “Quantitative and Qualitative Disclosures about Market Risk.”

The following table includes certain key operating statistics for the Refining & Marketing segment for the second quarter and first six months of 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Refining and marketing gross margin (Dollars per gallon) (a)	$0.2566	$0.1306	$0.2090	$0.0428
Refined products sales volumes (Thousands of barrels per day) (b)	1,561	1,598	1,551	1,471

(a)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation, divided by Refining & Marketing segment refined product sales volume.
(b)	Includes intersegment sales.

Speedway’s segment income from operations was $80 million and $113 million in the second quarter and first six months of 2011, compared with $83 million and $123 million for the corresponding periods of 2010. The second quarter and first six months 2010 segment income from operations includes the results of the 166 convenience stores and 67 franchise convenience stores that were part of the Northern-Tier Asset disposition in December 2010.

Speedway’s gasoline and distillate gross margin per gallon improved averaging 15.02 cents in the second quarter and 12.88 cents in the first six months of 2011, up from 11.68 cents in the second quarter and 10.98 cents in the first six months of 2010. The contribution from the higher gasoline and distillate margins was partially offset by lower sales volumes attributable to the Northern-Tier Assets disposition, and lower demand due to higher gasoline and distillate retail prices and the state of the economy in Speedway’s Midwest markets. Same store gasoline sales volume in the second quarter of 2011 decreased five percent compared to the second quarter of 2010. For the first six months of 2011, same store gasoline sales volume decreased two percent as compared to the first six months of 2010.

Same store merchandise sales were flat for the second quarter of 2011 compared to the second quarter of 2010. For the first six months 2011, same store merchandise sales increased one percent compared to the first six months of 2010. Merchandise gross margin was $178 million in the second quarter and $336 million in the first six months of 2011 compared to $207 million in the second quarter and $385 million in the first six months of 2010. The decreases primarily reflect the Northern-Tier Assets disposition.

Pipeline Transportation segment income from operations increased $6 million in the second quarter and $13 million in the first six months from 2010 to 2011, primarily reflecting increased throughput volumes in several of our pipeline systems. Refined product trunk line volumes increased four percent for the second quarter and 19 percent for the first six months of 2011, compared to the corresponding periods of 2010, while crude oil trunk line volumes increased four percent for the second quarter and two percent for the first six months of 2011.

Corporate and other unallocated items reflected an increase in expenses of $13 million in the second quarter and $22 million in the first six months from 2010 to 2011, primarily due to a combination of higher employee benefits, incentive compensation and administrative expenses.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities totaled $952 million in the first six months of 2011, compared to $295 million in the first six months of 2010. The $657 million increase was mainly due to higher net income in 2011 partially offset by a larger net use of cash for changes in working capital. Changes in current receivables, inventories and current accounts payable and accrued liabilities were a net $731 million use of cash in the first six months of 2011, compared to a net $460 million use of cash in the first six months of 2010, primarily due to the impact of seasonal inventory level changes and petroleum price level changes.

Net cash provided by investing activities totaled $1.94 billion in the first six months of 2011, compared to net cash used of $172 million in the first six months of 2010. The $2.12 billion change was primarily due to net redemptions of related-party debt securities in 2011.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows for the six-month periods presented:

	Six Months Ended June 30,
(In millions)	2011	2010
Additions to property, plant and equipment (a)	$517	$634
Decrease in capital accruals	(9)	(77)

Total capital expenditures (a)	508	557
Investments in equity method investees	7	4

Total capital expenditures and investments (a)	$515	$561

(a)	Excludes Speedway’s $74 million acquisition of 23 convenience stores in May 2011. See note 12 to the unaudited consolidated financial statements.

Capital expenditures and investments for the six-month periods are summarized below.

	Six Months Ended June 30,
(In millions)	2011	2010
Refining & Marketing	$376	$485
Speedway (a)	28	18
Pipeline Transportation	38	9
Other (b)	73	49

Total (a)	$515	$561

(a)	Excludes Speedway’s $74 million acquisition of 23 convenience stores in May 2011. See note 12 to the unaudited consolidated financial statements.
(b)	Includes capitalized interest.

The Detroit refinery heavy oil upgrading and expansion project was a significant part of our spending and impacted both periods, comprising approximately 61 percent and 53 percent (excluding capitalized interest associated with this project) of the Refining & Marketing segment’s capital spending in the first six months of 2011 and 2010, respectively. As of June 30, 2011, the heavy oil upgrading and expansion project at our Detroit refinery was approximately 63 percent complete and on schedule for an expected completion in the second half of 2012.

The above discussion includes forward-looking statements with respect to the Detroit refinery heavy oil upgrading and expansion project. Factors that could affect the project include transportation logistics, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third-party approvals, and other risks customarily associated with construction projects. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

The $74 million cash used in acquisitions in the first six months of 2011 resulted from our Speedway segment’s purchase of 23 convenience stores in Illinois and Indiana. All of the locations have been rebranded and are now integrated into Speedway’s operations.

The $133 million of cash from asset disposals in the first six months of 2011 primarily included the collection of a receivable associated with the sale of the Northern-Tier Assets in December 2010.

Net investments in related party debt securities totaled a source of cash of $2.40 billion in the first six months of 2011 and $453 million in the first six months of 2010. All such activity reflected the net cash flow from redemptions and purchases of PFD preferred stock. Prior to the Spin-Off, all investments in PFD preferred stock were redeemed, and the agreement with PFD was terminated. See note 3 to the unaudited consolidated financial statements for further discussion of our investments in PFD preferred stock.

Net cash used in financing activities totaled $1.39 billion in the first six months of 2011, compared to net cash used in financing activities of $97 million in the first six months of 2010. The use of cash in the first six months of 2011 was primarily due to the net repayment of debt payable to Marathon Oil and its subsidiaries and net distributions to Marathon Oil, partially offset by cash provided from the issuance of long-term debt. The first six months of 2011 also included a use of cash of $58 million for debt issuance costs associated with the $3.0 billion of senior notes issued in February 2011 and our $2.0 billion revolving credit facility. The use of cash in the first six months of 2010 was primarily cash distributions to Marathon Oil, partially offset by net borrowings under the revolving credit agreement with PFD. See note 15 to the unaudited consolidated financial statements for additional information on our long-term debt issued in February 2011.

In accordance with the separation and distribution agreement between Marathon Oil and us relating to the Spin-Off, Marathon Oil determined that our cash and cash equivalents balance as of June 30, 2011 should be approximately $1.625 billion. Our actual cash and cash equivalents balance as of June 30, 2011 was $1.622 billion.

Derivative Instruments

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources

Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, our $2.0 billion committed revolving credit facility, which became effective on June 30, 2011, and a $1.0 billion trade receivables securitization facility. See note 19 to the unaudited consolidated financial statements for further details about our new trade receivables securitization facility. At June 30, 2011, we had no borrowings against our revolving credit facility.

At August 1, 2011, we had no borrowings against either our committed revolving credit facility or our trade receivables securitization facility.

The revolving credit facility contains covenants that we consider usual and customary for an agreement of this type, including a maximum ratio of Net Consolidated Indebtedness to Consolidated EBITDA (as defined in the revolving credit facility agreement) of 3.0 to 1.0 and a minimum ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the revolving credit facility agreement) of 3.5 to 1.0. As of June 30, 2011, we were in compliance with these debt covenants.

As of June 30, 2011, the credit ratings on our senior unsecured debt are at or above investment grade level as follows:

Rating Agency	Rating
Moody’s	Baa2 (stable outlook)
Standard & Poor’s	BBB (stable outlook)

The ratings reflect the respective views of the rating agencies. There is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.

Neither our revolving credit facility nor our trade receivables securitization facility contains credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt to below investment grade ratings would increase the applicable interest rates, yields and other fees payable under our revolving credit facility and trade receivables securitization facility. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables securitization facility.

On July 1, 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission under which we have the ability to issue and sell various debt and equity securities.

On July 27, 2011, our Board of Directors approved a 20 cents per share dividend, payable September 12, 2011 to stockholders of record at the close of business on August 17, 2011.

We have a capital and investment budget of $1.38 billion for 2011. The primary focus of the 2011 budget is continuation of the Detroit refinery heavy oil upgrading and expansion project. The budget also includes spending on other refining, transportation, logistics and marketing projects as well as amounts designated for corporate activities. We continuously evaluate our capital budget and make changes as conditions warrant. There have been no significant changes to our capital and investment budget as discussed in the Form 10.

Our cash-adjusted debt-to-capital ratio (total debt-minus-cash to total debt-plus-equity-minus-cash) was 16 percent at June 30, 2011, compared to 31 percent at December 31, 2010.

(In millions)	June 30, 2011	December 31, 2010
Long-term debt due within one year	$ 12	$ 666
Long-term debt	3,262	3,231

Total debt	$ 3,274	$ 3,897

Cash	$ 1,622	$ 118
Equity / net investment	8,977	8,244
Calculation
Total debt	$ 3,274	$ 3,897
Minus cash	1,622	118

Total debt minus cash	$ 1,652	$ 3,779

Total debt	$ 3,274	$ 3,897
Plus equity / net investment	8,977	8,244
Minus cash	1,622	118

Total debt plus equity minus cash	$10,629	$12,023

Cash-adjusted debt-to-capital ratio	16%	31%

Because of the alternatives available to us, including internally generated cash flow and access to capital markets, we believe that our short-term and long-term liquidity will be adequate to fund our operations, our anticipated near-term and long-term funding requirements, including capital spending programs, dividend payments, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Our opinions concerning liquidity and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity above also contains forward-looking statements regarding expected capital and investment spending. The forward-looking statements about our capital and investment budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include prices of and demand for crude oil and refinery feedstocks, natural gas and refined products, actions of competitors, disruptions or interruptions of our refining operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations.

Contractual Cash Obligations

The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of June 30, 2011:

(In millions)	Total	2011	2012-2013	2014-2015	Later Years
Long-term debt (excludes interest) (a)	$ 3,000	$ —	$ —	$ —	$3,000
Capital lease obligations	588	12	71	89	416
Operating lease obligations	709	66	249	211	183
Purchase obligations:
Crude oil, feedstock, refined product and ethanol contracts (b)	10,267	8,681	1,215	312	59
Transportation and related contracts	481	68	142	71	200
Contracts to acquire property, plant and equipment (c)	648	478	169	1	—
Service and materials contracts (d)	1,381	151	402	253	575

Total purchase obligations	12,777	9,378	1,928	637	834
Other long-term liabilities reported in the consolidated balance sheet (e)	1,508	56	524	423	505

Total contractual cash obligations	$18,582	$9,512	$2,772	$1,360	$4,938

(a)	We anticipate cash payments for interest of $93 million for 2011, $318 million for 2012-2013, $317 million for 2014-2015 and $2.37 billion for later years for a total of $3.09 billion.
(b)	These contracts include variable price arrangements.
(c)	Includes obligations to advance funds to equity method investees.
(d)	Includes contracts to purchase services such as utilities, supplies and various other maintenance and operating services.
(e)	Primarily includes obligations for pension and other postretirement benefits including medical and life insurance, which we have estimated through 2020.

Transactions with Related Parties

Purchases of crude oil and natural gas from Marathon Oil accounted for five percent or less of our total cost of revenues and purchases from related parties for the first six months of 2011 and 2010. Related party purchases of crude oil and natural gas from Marathon Oil are at market-based contract prices. The crude oil prices are based on indices that represent market value for time and place of delivery and that are also used in third-party contracts. The natural gas prices equal the price at which Marathon Oil purchases the natural gas from third parties plus the cost of transportation.

We believe that transactions with related parties, other than certain transactions with Marathon Oil to effect the Spin-Off and related to the provision of administrative services, have been conducted under terms comparable to those with unrelated parties.

On May 25, 2011, we entered into a separation and distribution agreement and several other agreements with Marathon Oil to affect the Spin-Off and to provide a framework for our relationship with Marathon Oil. Because the terms of our separation from Marathon Oil and these agreements were entered into in the context of a related-party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties. See note 3 to the unaudited consolidated financial statements for further discussion of activity with related parties.

Following completion of the Spin-Off on June 30, 2011, Marathon Oil retained no ownership interest in us and is no longer a related party.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under accounting principles generally accepted in the United States. Although off-balance sheet arrangements serve a variety of our business purposes, we are not dependent on these arrangements to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources.

We have provided various guarantees related to equity method investees. In conjunction with the Spin-Off, we entered into various indemnities and guarantees to Marathon Oil. These arrangements are described in note 18 to the unaudited consolidated financial statements.

Environmental Matters, Litigation and Contingencies

We have incurred and may continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. If these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, our operating results will be adversely affected. We believe that substantially all of our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether it is also engaged in the petrochemical business or the marine transportation of crude oil and refined products.

We estimate that we may spend approximately $650 million over a four-year period beginning in 2008 to comply with MSAT II regulations relating to benzene content in refined products. We have finalized our strategic approach to comply with MSAT II regulations and updated project cost estimates to comply with these requirements. Our actual MSAT II expenditures since inception have totaled $595 million through June 30, 2011. The cost estimates are forward-looking statements and are subject to change as work is completed in 2011.

For more information on environmental regulations that impact us, or could impact us, see “Business—Environmental Matters” in the Form 10 and for information on legal proceedings related to environmental matters, lawsuits and other contingencies, see “Business—Legal Proceedings,” in the Form 10 and note 18 to the unaudited consolidated financial statements.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2011. For a further discussion of the judgments management makes in applying its accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in the Form 10.

Accounting Standards Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) amended the reporting standards for comprehensive income in June 2011 to eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. Early application is permitted. This standard will not have an impact on our consolidated results of operations, financial position or cash flows.

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under U.S. generally accepted accounting principles (“US GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe certain of the US GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in IFRS. The amendments are to be applied prospectively and will be effective in interim and annual periods beginning with the first quarter of 2012 for us. Early application is not permitted. We do not expect adoption of these amendments to have a significant impact on our consolidated results of operations, financial position or cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of our risk management strategies and our derivative instruments, see “Quantitative and Qualitative Disclosures about Market Risk” in the Form 10.

Disclosures about how derivatives are reported in our consolidated financial statements and how fair values of our derivative instruments are measured may be found in Note 13 and Note 14 to the unaudited consolidated financial statements.

Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2011 is provided in the following table.

	Incremental Change in IFO from a Hypothetical Price Increase of		Incremental Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of June 30, 2011
Crude oil	$(157)	$(391)	$167	$418
Refined products	(13)	(33)	13	33

We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.

We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2011 would cause future IFO effects to differ from those presented above.

Sensitivity analysis of the projected incremental effect of a hypothetical 10 percent change in interest rates on financial assets and liabilities as of June 30, 2011 is provided in the following table.

(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities) (a)
Interest rate swap agreements	$ 2	(b)	$ 3	(c)
Long-term debt (d)	(3,101	) (b)	(163	) (c)

(a)

Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(c)

For the interest rate swap agreements, this assumes a 10 percent decrease in the effective swap rate at June 30, 2011. For long-term debt, this assumes a 10 percent decrease in the weighted average yield-to-maturity at June 30, 2011.

(d)	Excludes capital leases.

At June 30, 2011, our portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of the end of the period covered by this report, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplemental Statistics (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Segment Income from Operations
Refining & Marketing	$1,260	$590	$2,062	$145
Speedway	80	83	113	123
Pipeline Transportation	54	48	105	92

Segment income from operations	1,394	721	2,280	360
Items not allocated to segments	(69)	(85)	(136)	(143)

Income from operations	$1,325	$636	$2,144	$217

Capital Expenditures and Investments (a)
Refining & Marketing	$ 220	$221	$376	$485
Speedway (b)	97	10	102	18
Pipeline Transportation	24	3	38	9
Other (c)	44	23	73	49

Total	$ 385	$257	$589	$561

(a)	Capital expenditures include capital accruals.
(b)	Includes $74 million acquisition of 23 convenience stores in May 2011. See Note 12 to unaudited consolidated financial statements.
(c)	Includes capitalized interest.

Supplemental Statistics (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)	1,578	1,610	1,570	1,483
Refining & Marketing Operating Statistics
Refinery Runs (thousands of barrels per day)
Crude oil refined	1,196	1,229	1,155	1,117
Other charge and blend stocks	176	164	192	130

Total	1,372	1,393	1,347	1,247

Refined Product Yields (thousands of barrels per day)
Gasoline	744	753	738	665
Distillates	429	428	419	368
Propane	26	26	25	23
Feedstocks and special products	117	96	116	106
Heavy fuel oil	21	30	21	22
Asphalt	59	81	54	79

Total	1,396	1,414	1,373	1,263

Refining and Marketing Sales Volumes (thousands of barrels per day)(b)	1,561	1,598	1,551	1,471
Refining and Marketing Gross Margin (dollars per gallon)(c)	$0.2566	$0.1306	$0.2090	$0.0428
Speedway Operating Statistics
Convenience stores at period-end	1,378	1,596
Gasoline & distillates sales (millions of gallons)	725	848	1,418	1,631
Gasoline & distillates gross margin (dollars per gallon)(d)	$0.1502	$0.1168	$0.1288	$0.1098
Merchandise sales (in millions)	$743	$832	$1,406	$1,563
Merchandise gross margin (in millions)	$178	$207	$336	$385
Pipeline Transportation Operating Statistics
Pipeline Barrels Handled (thousands of barrels per day)(e)
Crude oil trunk lines	1,221	1,177	1,197	1,170
Refined products trunk lines	1,014	973	994	836

Total	2,235	2,150	2,191	2,006

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.
(b)	Includes intersegment sales.
(c)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation, divided by Refining and Marketing segment refined product sales volume.
(d)

The price paid by consumers, less the cost of refined products, including transportation and consumer excise taxes, and the cost of bankcard processing fees, divided by gasoline and distilliate sales volume.

(e)	On owned common carrier pipelines, excluding equity method investments.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. The ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.

In May 2007, the Kentucky Attorney General filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleges that we overcharged customers by $89 million during September and October 2005. The complaint seeks disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. We are vigorously defending this litigation. If it is resolved unfavorably, it could materially impact our consolidated results of operations, financial position or cash flows. We believe that this is the first lawsuit for damages and injunctive relief under the Kentucky emergency pricing laws to progress this far and it contains many novel issues. In May 2011 the Kentucky Attorney General amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May of 2011 under statewide price controls that were activated by the Kentucky Governor on April 26, 2011 and which have since expired. The court denied the Attorney General’s request for immediate injunctive relief, and the remainder of the 2011 claims likely will be resolved along with those dating from 2005. The ultimate outcome of the 2007 lawsuit, including the claims related to our 2011 pricing, and any financial effect on us, remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made for this lawsuit at this time.

We are a defendant, along with other refining and marketing companies, in eight lawsuits pending in six states, in which a total of fourteen plaintiffs seek to recover damages alleged to have resulted from methyl tertiary-butyl ether (“MTBE”) contamination in groundwater. We, along with other refining and marketing companies, settled a number of lawsuits pertaining to MTBE in 2008. We settled additional MTBE-related lawsuits in 2009 and 2010. In settling the previous lawsuits, we did not admit liability. Like the lawsuits we previously settled, all of the pending lawsuits (except a recent lawsuit filed in federal court in Baltimore County, Maryland) are consolidated in a multi-district litigation (“MDL”) in the Southern District of New York for pretrial proceedings. We expect the Maryland case to be similarly consolidated in the New York MDL. Plaintiffs in the pending MTBE lawsuits allege damages to water supply wells from contamination of groundwater by MTBE, similar to the damages claimed in the lawsuits previously settled. In addition, in one of the lawsuits the New Jersey Department of Environmental Protection also seeks to recover the cost of remediating MTBE contamination of ground and surface water not being used for public water supply purposes, as well as natural resources damages allegedly resulting from such contamination. Our management does not believe an estimate of a reasonably possible loss (or range of loss) can be made for the State of New Jersey lawsuit at this time. We are vigorously defending these pending lawsuits, which are in various phases of discovery. On May 17, 2011, the Court entered a 90-day standstill and tolling agreement in the MDL for parties to discuss resolution of the seven pending lawsuits excluding the State of New Jersey lawsuit, and similar claims by three additional parties that have not yet filed lawsuits. Based upon our experience and amounts paid in connection with the settlement of other MTBE lawsuits, we do not expect our share of liability for these lawsuits or any future MTBE lawsuits to materially impact our consolidated results of operations, financial position or cash flows. However, the ultimate outcome of pending or future MTBE lawsuits, including any financial effect on us remains uncertain. We voluntarily discontinued distributing MTBE containing gasoline in, at the latest, 2002.

We are a defendant in a number of other lawsuits and other proceedings arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the resolution of these other lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Environmental Proceedings

The following is a summary of certain proceedings involving us that were pending or contemplated as of June 30, 2011 under federal and state environmental laws.

We have been in discussions with the Minnesota Pollution Control Agency (the “MPCA”) regarding a draft Stipulation Agreement issued to both Marathon Petroleum Company LP and a third party regarding the wastewater treatment plant lagoons located at our former St. Paul Park refinery. The MPCA has alleged six violations of environmental law, including whether we stored, treated and disposed of hazardous waste in a lagoon without a permit. It is possible that the MPCA penalty may exceed $100,000.

We have been in discussions with the U.S. Environmental Protection Agency to proactively enter into a consent decree regarding the operation of our flares at our six refineries in order to minimize flare emissions. Once finalized, the consent decree may include a civil penalty in excess of $100,000.

Administrative Proceedings

The U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Notice of Probable Violation, Proposed Civil Penalty, and Proposed Compliance Order (the “NOPV”) to Marathon Pipe Line LLC (“MPL”) related to the March 10, 2009 incident at St. James, Louisiana. PHMSA has proposed a civil penalty in the amount of approximately $1 million. On January 25, 2011, MPL filed its request for a hearing in response to the NOPV. Negotiations between MPL and PHMSA continue in an effort to promptly settle this matter.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in our Form 10.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.

2.1	Separation and Distribution Agreement, dated as of May 25, 2011, among Marathon Oil Corporation, Marathon Oil Company and Marathon Petroleum Corporation	10	2.1	5/26/11	001-35054
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/11	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	10	3.2	5/26/11	001-35054
10.1	Tax Sharing Agreement dated as of May 25, 2011 by and among Marathon Oil Corporation, Marathon Petroleum Corporation and MPC Investment LLC	10	10.1	5/26/11	001-35054
10.2	Employee Matters Agreement dated as of May 25, 2011 by and between Marathon Oil Corporation and Marathon Petroleum Corporation	10	10.2	5/26/11	001-35054
10.3	Amendment to Employee Matters Agreement, dated as of June 30, 2011 by and between Marathon Oil Corporation and Marathon Petroleum Corporation	8-K	10.1	7/1/11	001-35054
10.4	Transition Services Agreement dated as of May 25, 2011 by and between Marathon Oil Corporation and Marathon Petroleum Corporation	10	10.3	5/26/11	001-35054
10.5	Amendment No. 1 to Revolving Credit Agreement, dated as of June 30, 2011, among Marathon Petroleum Corporation, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent	8-K	10.2	7/1/11	001-35054
10.6	Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan	S-8	4.3	7/1/11	333-175244
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document.						X
101.SCH	XBRL Taxonomy Extension Schema.						X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.						X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.						X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.						X
101.LAB	XBRL Taxonomy Extension Label Linkbase.						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2011	MARATHON PETROLEUM CORPORATION

	By:	/s/ Michael G. Braddock
Michael G. Braddock Vice President and Controller