Form 10-Q
period 2011-09-30
Marathon Petroleum Corp
filed 2011-11-09
CIK 1510295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There were 356,518,305 shares of Marathon Petroleum Corporation common stock outstanding as of October 31, 2011.

MARATHON PETROLEUM CORPORATION

Form 10-Q

Quarter Ended September 30, 2011

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our” or “we” mean Marathon Petroleum Corporation and its consolidated subsidiaries, and for periods prior to its spin-off from Marathon Oil Corporation, the Refining, Marketing & Transportation Business of Marathon Oil Corporation.

Part I – Financial Information

Item 1. Financial Statements

Marathon Petroleum Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2011	2010	2011	2010
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$20,614	$15,870	$59,165	$44,970
Sales to related parties	2	27	53	84
Income from equity method investments	15	18	41	56
Net gain on disposal of assets	5	5	10	8
Other income	17	8	49	26

Total revenues and other income	20,653	15,928	59,318	45,144

Costs and expenses:
Cost of revenues (excludes items below)	16,896	12,903	48,107	37,323
Purchases from related parties	80	712	1,846	1,717
Consumer excise taxes	1,329	1,351	3,807	3,871
Depreciation and amortization	227	234	661	723
Selling, general and administrative expenses	299	226	804	660
Other taxes	63	59	190	190

Total costs and expenses	18,894	15,485	55,415	44,484

Income from operations	1,759	443	3,903	660
Related party net interest and other financial income	—	2	35	11
Net interest and other financial income (costs)	(15)	(6)	(39)	(9)

Income before income taxes	1,744	439	3,899	662
Provision for income taxes	611	162	1,435	269

Net income	$1,133	$277	$2,464	$393

Per Share Data (See Note 5)
Basic:
Net Income	$3.18	$0.78	$6.91	$1.10
Diluted:
Net income	$3.16	$0.77	$6.88	$1.10
Dividends paid	$0.20	$—	$0.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$2,957	$118
Related party debt securities	—	2,404
Receivables, less allowance for doubtful accounts of $4 and $4	4,913	4,393
Receivables from related parties	1	5
Inventories	3,615	3,071
Other current assets	183	65

Total current assets	11,669	10,056
Equity method investments	321	312
Property, plant and equipment, net	12,026	11,724
Goodwill	842	837
Other noncurrent assets	367	303

Total assets	$25,225	$23,232

Liabilities
Current liabilities:
Accounts payable	$6,974	$6,453
Payables to related parties	14	341
Payroll and benefits payable	267	266
Consumer excise taxes payable	235	286
Accrued taxes	983	524
Long-term debt payable within one year to Marathon Oil and subsidiaries	—	655
Long-term debt due within one year	14	11
Other current liabilities	125	84

Total current liabilities	8,612	8,620
Long-term debt payable to Marathon Oil and subsidiaries	—	2,963
Long-term debt	3,285	268
Deferred income taxes	1,473	1,367
Defined benefit postretirement plan obligations	1,522	1,493
Deferred credits and other liabilities	284	277

Total liabilities	15,176	14,988
Commitments and contingencies
Stockholders’ Equity / Net investment
Preferred stock - no shares issued and outstanding at September 30, 2011 (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock - 357 million shares issued and outstanding at September 30, 2011 (par value $0.01 per share, 1 billion shares authorized)	4	—
Additional paid-in capital	9,584	—
Retained earnings	1,062	—
Net investment	—	8,867
Accumulated other comprehensive loss	(601)	(623)

Total stockholders’ equity / net investment	10,049	8,244

Total liabilities and stockholders’ equity / net investment	$25,225	$23,232

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2011	2010
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$2,464	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	661	723
Pension and other postretirement benefits, net	86	(26)
Deferred income taxes	129	282
Net gain on disposal of assets	(10)	(8)
Equity method investments, net	(11)	(31)
Changes in the fair value of derivative instruments	(109)	(24)
Changes in:
Current receivables	(619)	(539)
Inventories	(549)	(607)
Current accounts payable and accrued liabilities	694	(9)
Receivables from / payables to related parties	(61)	127
All other, net	(4)	9

Net cash provided by operating activities	2,671	290

Investing activities:
Additions to property, plant and equipment	(844)	(921)
Acquisitions	(74)	—
Disposal of assets	141	17
Investments in related party debt securities – purchases	(10,326)	(6,034)
– redemptions	12,730	6,482
Investments – loans and advances	(53)	(25)
– repayments of loans	53	26
All other, net	8	(7)

Net cash provided by (used in) investing activities	1,635	(462)

Financing activities:
Long-term debt payable to Marathon Oil and subsidiaries – borrowings	7,748	11,874
– repayments	(11,366)	(10,718)
Long-term debt – borrowings	2,989	—
– repayments	(9)	(8)
Debt issuance costs	(60)	—
Issuance of common stock	1	—
Dividends paid	(71)	—
Distributions to Marathon Oil	(699)	(987)

Net cash provided by (used in) financing activities	(1,467)	161

Net increase (decrease) in cash and cash equivalents	2,839	(11)
Cash and cash equivalents at beginning of period	118	128

Cash and cash equivalents at end of period	$2,957	$117

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Stockholders’ Equity / Net Investment (Unaudited)

(In millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity / Net Investment
Balance as of December 31, 2009	$—	$—	$—	$9,692	$(520)	$9,172
Net income	—	—	—	393	—	393
Distributions to Marathon Oil	—	—	—	(1,134)	—	(1,134)
Other comprehensive income	—	—	—	—	54	54

Balance as of September 30, 2010	$—	$—	$—	$8,951	$(466)	$8,485

Balance as of December 31, 2010	$—	$—	$—	$8,867	$(623)	$8,244
Net income	—	—	1,133	1,331	—	2,464
Dividends paid	—	—	(71)	—	—	(71)
Distributions to Marathon Oil	—	—	—	(618)	(11)	(629)
Other comprehensive income	—	—	—	—	33	33
Shares issued - stock-based compensation	—	7	—	—	—	7
Stock-based compensation	—	1	—	—	—	1
Reclassification of net investment to additional paid-in capital	—	9,580	—	(9,580)	—	—
Issuance of common stock at spin-off	4	(4)	—	—	—	—

Balance as of September 30, 2011	$4	$9,584	$1,062	$—	$(601)	$10,049

(Shares in millions)	Common Stock
Balance as of December 31, 2010	—
Shares issued - stock-based compensation	1
Issuance of common stock at spin-off	356

Balance as of September 30, 2011	357

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net income	$1,133	$277	$2,464	$393
Other comprehensive income:
Defined benefit postretirement and post-employment plans:
Actuarial gains (losses), net of tax of ($3), ($5), $20 and $72	(5)	(8)	31	51
Prior service costs, net of tax of $1, $1, $2 and $2	1	2	3	4
Other, net of tax of $-, $-, $- and $-	(1)	(1)	(1)	(1)

Other comprehensive income (loss)	(5)	(7)	33	54

Comprehensive income	$1,128	$270	$2,497	$447

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

Basis of Presentation – Prior to the Spin-Off on June 30, 2011, our financial position, results of operations and cash flows consisted of the RM&T Business, which represented a combined reporting entity. The assets and liabilities in our consolidated financial statements have been reflected on a historical basis, as immediately prior to the Spin-Off all of the assets and liabilities presented were wholly owned by Marathon Oil and were transferred within the Marathon Oil consolidated group. All significant intercompany transactions and accounts have been eliminated. Our consolidated statements of income and comprehensive income for the three months ended September 30, 2011 consist entirely of the consolidated results of MPC. Our consolidated statements of income and comprehensive income for the nine months ended September 30, 2011 consist of the consolidated results of MPC for the three months ended September 30, 2011 and of the combined results of the RM&T Business for the six months ended June 30, 2011. On our consolidated statements of income and our consolidated statements of comprehensive income, the three and nine months ended September 30, 2010 consist entirely of the combined results of the RM&T Business. On our consolidated balance sheets, September 30, 2011 consists of the consolidated balances of MPC, while December 31, 2010 consists of the combined balances of the RM&T Business. Our consolidated statement of cash flows for the nine months ended September 30, 2011 consists of the consolidated results of MPC for the three months ended September 30, 2011 and of the combined results of the RM&T Business for the six months ended June 30, 2011. Our consolidated statement of cash flows for the nine months ended September 30, 2010 consists entirely of the combined results of the RM&T Business. Our consolidated statements of stockholders’ equity / net investment for the nine months ended September 30, 2011 consist of both the combined activity for the RM&T Business prior to the Spin-Off and the consolidated activity for MPC completed subsequent to the Spin-Off, while the nine months ended September 30, 2010 consist entirely of the combined activity of the RM&T Business.

The consolidated statements of income for periods prior to the Spin-Off included expense allocations for certain corporate functions historically performed by the Marathon Oil Companies, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Those allocations were based primarily on specific identification, headcount or computer utilization. Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from the Marathon Oil Companies, are reasonable. However, these consolidated financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented prior to the Spin-Off and may not reflect our consolidated results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend upon multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the Spin-Off, we are performing these functions using internal resources or services provided by third parties, certain of which are being provided by the Marathon Oil Companies during a transition period pursuant to a transition services agreement. See Note 3.

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

These interim consolidated financial statements should be read in conjunction with the audited combined financial statements and notes thereto for the year ended December 31, 2010, included in the Form 10. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of prior periods’ data have been made to conform to current classifications. On the consolidated balance sheets, current tax liabilities have been reclassified from other current liabilities to accrued taxes. On the consolidated statements of cash flows, changes in current tax liabilities have been reclassified from operating activities, all other, net to changes in current accounts payable and accrued liabilities.

2.	Accounting Standards

Not Yet Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring additional qualitative and quantitative disclosures for a company’s participation in multiemployer pension and multiemployer postretirement benefit plans. The additional required disclosures are intended to provide clarity about the plan itself and increase awareness about the commitments and potential future cash flows of an employer involved in a multiemployer plan. The new disclosure requirements are effective for MPC for the year ending December 31, 2011, and will be applied retrospectively for all prior periods presented. Early adoption is permitted. The adoption of this accounting standards update will not have an impact on our consolidated results of operations, financial position or cash flows.

In September 2011, the FASB issued an accounting standards update giving an entity the option to use a qualitative assessment to determine whether or not the entity is required to perform the two step goodwill impairment test. If, through a qualitative assessment, an entity determines that it is not more likely than not that fair value of a reporting unit is less than the carrying amount, the entity is not required to perform the two step goodwill impairment test. The amendments in the update are effective for annual and interim goodwill testing performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this accounting standards update will not have an impact on our consolidated results of operations, financial position or cash flows.

The FASB amended the reporting standards for comprehensive income in June 2011 to eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The accounting standards update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. Early application is permitted. The adoption of this accounting standards update will not have an impact on our consolidated results of operations, financial position or cash flows.

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

We believe that transactions with related parties, other than certain transactions with the Marathon Oil Companies to effect the Spin-Off and related to the provision of administrative services, were conducted on terms comparable to those with unrelated parties. See below for a description of transactions with the Marathon Oil Companies.

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

The separation and distribution agreement between us and the Marathon Oil Companies contains the key provisions relating to the separation of our business from Marathon Oil and the distribution of our common stock to Marathon Oil stockholders. The separation and distribution agreement identifies the assets that were transferred or sold, liabilities that were assumed or sold and contracts that were assigned to us by the Marathon Oil Companies or by us to the Marathon Oil Companies in the Spin-Off and describes how these transfers, sales, assumptions and assignments occurred. In accordance with the separation and distribution agreement, Marathon Oil determined that our aggregate cash and cash equivalents balance at June 30, 2011 should be approximately $1.625 billion. The separation and distribution agreement also contains provisions regarding the release of liabilities, indemnifications, insurance, nonsolicitation of employees, maintenance of confidentiality, payment of expenses and dispute resolution. See Note 19.

We and Marathon Oil entered into a tax sharing agreement to govern the respective rights, responsibilities and obligations of Marathon Oil and us with respect to taxes and tax benefits, the filing of tax returns, the control of audits, restrictions on us to preserve the tax-free status of the Spin-Off and other tax matters.

We and Marathon Oil entered into an employee matters agreement providing that each company has responsibility for our own employees and compensation plans. The agreement also contains provisions regarding stock-based compensation. See Note 17.

We have entered into certain transition services agreements with the Marathon Oil Companies under which we are providing each other with a variety of administrative services on an as-needed basis for a period of time not to exceed one year following the Spin-Off. The charges under these transition service agreements are at cost-based rates that have been negotiated between us. Services provided to us by the Marathon Oil Companies include accounting, audit, treasury, tax, legal, information technology, administrative services, procurement of natural gas and health, environmental, safety and security. Services provided by us to the Marathon Oil Companies include legal, human resources, tax, accounting, audit, information technology and health, environmental, safety and security.

Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Equity method investees:
Centennial	$—	$19	$34	$42
Other equity method investees	2	2	6	5
Marathon Oil Companies	—	6	13	37

Total	$2	$27	$53	$84

Related party sales to Centennial consist primarily of petroleum products. Related party sales to the Marathon Oil Companies consisted primarily of crude oil and are based on contractual prices that are market-based.

Purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Equity method investees:
Centennial	$—	$22	$31	$53
LOOP	24	11	56	27
TAME	41	25	112	73
TACE	8	8	35	24
Other equity method investees	7	15	22	42
Marathon Oil Companies	—	631	1,590	1,498

Total	$80	$712	$1,846	$1,717

Related party purchases from Centennial consist primarily of refinery feedstocks and refined product transportation costs. Related party purchases from LOOP and other equity method investees consist primarily of crude oil transportation costs. Related party purchases from TAME and TACE consist of ethanol. Related party purchases from the Marathon Oil Companies consisted primarily of crude oil and natural gas, which are recorded at contracted prices that are market-based. In addition to the related party purchases above, we purchased $1 million of natural gas inventory from the Marathon Oil Companies on June 30, 2011, which was recorded as inventory.

The Marathon Oil Companies performed certain services for us prior to the Spin-Off such as executive oversight, accounting, treasury, tax, legal, procurement and information technology services. We also provided certain services to the Marathon Oil Companies, such as legal, human resources and tax services. The two groups of companies charged each other for these shared services based on a rate that was negotiated between them. Where costs incurred by the Marathon Oil Companies on our behalf could not practically be determined by specific utilization, these costs were primarily allocated to us based on headcount or computer utilization. Our management believes these allocations are a reasonable reflection of the utilization of services provided. However, these allocations may not fully reflect the expenses that would have been incurred had we been a stand-alone company during the periods presented. Net charges from the Marathon Oil Companies for these services reflected within selling, general and administrative expenses in the consolidated statements of income were $8 million for the three months ended September 30, 2010 and $26 million for both the nine months ended September 30, 2011 and 2010.

Current receivables from related parties were as follows:

(In millions)	September 30, 2011	December 31, 2010
Equity method investees	$1	$1
Marathon Oil Companies	—	4

Total	$1	$5

Payables to related parties were as follows:

	September 30,	December 31,
(In millions)	2011	2010
Equity method investees:
LOOP	$3	$3
TAME	4	5
TACE	1	1
Other equity method investees	6	3
Marathon Oil Companies	—	329

Total	$14	$341

During the nine months ended September 30, 2011, we borrowed $7,748 million and repaid $10,319 million under the credit agreement with MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil. During the nine months ended September 30, 2010, we borrowed $11,874 million and repaid $10,718 million under this credit facility. The outstanding balance was $2,571 million as of December 31, 2010, of which $655 million was classified as current. The agreement was terminated on June 30, 2011, and there has been no subsequent activity.

There were no borrowings during the nine months ended September 30, 2011 and 2010 under our revenue bonds proceeds subsidiary loan agreement with Marathon Oil. The loan balance outstanding as of December 31, 2010 of $1,047 million was repaid on February 1, 2011. The loan was terminated effective April 1, 2011.

At December 31, 2010, our investments in shares of PFD Redeemable Class A, Series 1 Preferred Stock (“PFD Preferred Stock”) totaled $2,404 million. Our investments in PFD Preferred Stock were accounted for as available-for-sale debt securities. All of our investments in PFD Preferred Stock were redeemed prior to the termination of this agreement on June 30, 2011. See Note 10.

Related party net interest and other financial income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Dividend income:
PFD Preferred Stock	$—	$2	$35	$11
Interest expense:
PFD revolving credit agreement	—	3	3	8
Marathon Oil loan agreement	—	13	5	40
Interest capitalized	—	(16)	(8)	(48)

Net interest expense	—	—	—	—

Related party net interest and other financial income	$—	$2	$35	$11

We also recorded property, plant and equipment additions related to capitalized interest incurred by Marathon Oil on our behalf of $5 million for the three months ended September 30, 2010, and $2 million and $14 million in the nine months ended September 30, 2011 and 2010, which were reflected as contributions from Marathon Oil.

Certain asset and liability transfers between us and Marathon Oil, including assets and liabilities contributed under the separation and distribution agreement related to the Spin-Off, and certain expenses, such as stock-based compensation, incurred by Marathon Oil on our behalf have been recorded as non-cash capital contributions. The non-cash capital contributions from (distributions to) Marathon Oil were $81 million and ($147 million) in the nine months ended September 30, 2011 and 2010, respectively.

4.	Variable Interest Entity

On December 1, 2010, we closed the sale of most of our Minnesota assets. These assets included the 74,000 barrel per day St. Paul Park refinery and associated terminals, 166 SuperAmerica®-branded convenience stores (including six stores in Wisconsin) along with the SuperMom’s® bakery and commissary (a baked goods and sandwich supply operation) and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. Certain terms of the transaction resulted in the creation of variable interests in a variable interest entity (“VIE”) that owns the Minnesota assets. These variable interests include our ownership of a preferred equity interest in the VIE, operating margin support in the form of a capped liquidity guarantee and reimbursements to us for costs incurred in connection with transition services provided to the buyer. Our preferred equity interest in this VIE was reflected at $80 million in other noncurrent assets on our consolidated balance sheets as of September 30, 2011 and December 31, 2010. At December 31, 2010, there was an additional $107 million receivable due from the buyer related to a portion of the inventories sold that was fully collected during the nine months ended September 30, 2011.

We are not the primary beneficiary of this VIE and, therefore, do not consolidate it because we lack the power to control or direct the activities that impact the VIE’s operations and economic performance. Our preferred equity interest does not allow us to appoint a majority of the Board of Managers and limits our voting ability to only certain matters. Also, individually and cumulatively, none of our variable interests expose us to residual returns or expected losses that are significant to the VIE.

Our maximum exposure to loss due to this VIE is $150 million, which was quantified based on contractual arrangements related to the sale. We did not provide any financial assistance to the buyer outside of our contractual arrangements related to the sale.

5.	Income per Common Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share assumes exercise of stock options and stock appreciation rights, provided the effect is not anti-dilutive.

On June 30, 2011, 356,337,127 shares of our common stock were distributed to Marathon Oil stockholders in conjunction with the Spin-Off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed this amount to be outstanding as of the beginning of each period prior to the Spin-Off presented in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at June 30, 2011 were also outstanding for each of the periods prior to the Spin-Off presented. Excluded from the diluted share calculations for the three and nine months ended September 30, 2011 are approximately 4 million shares related to stock options and stock appreciation rights as their effect would have been anti-dilutive.

	Three Months Ended September 30,
	2011		2010
(In millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$1,133	$1,133	$277	$277

Weighted average common shares outstanding	356	356	356	356
Effect of dilutive securities	—	1	—	2

Weighted average common shares, including dilutive effect	356	357	356	358

Per share:
Net income	$3.18	$3.16	$0.78	$0.77

	Nine Months Ended September 30,
	2011		2010
(In millions, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$2,464	$2,464	$393	$393

Weighted average common shares outstanding	356	356	356	356
Effect of dilutive securities	—	2	—	2

Weighted average common shares, including dilutive effect	356	358	356	358

Per share:
Net income	$6.91	$6.88	$1.10	$1.10

6.	Segment Information

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

On December 1, 2010, we disposed of most of our Minnesota assets, which were part of our Refining & Marketing, Speedway and Pipeline Transportation segments. Segment information for all periods prior to the disposition includes amounts for these operations.

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

	Refining		Pipeline
(In millions)	& Marketing	Speedway	Transportation	Total
Three Months Ended September 30, 2011
Revenues:
Customer	$16,929	$3,668	$17	$20,614
Intersegment (a)	2,313	—	90	2,403
Related parties	2	—	—	2

Segment revenues	19,244	3,668	107	23,019
Elimination of intersegment revenues	(2,313)	—	(90)	(2,403)

Total revenues	$16,931	$3,668	$17	$20,616

Segment income from operations	$1,711	$85	$56	$1,852
Income from equity method investments	5	—	10	15
Depreciation and amortization(b)	179	28	12	219
Capital expenditures and investments(c)	224	19	31	274

	Refining		Pipeline
(In millions)	& Marketing	Speedway	Transportation	Total
Three Months Ended September 30, 2010
Revenues:
Customer	$12,578	$3,279	$13	$15,870
Intersegment (a)	1,924	—	95	2,019
Related parties	26	—	1	27

Segment revenues	14,528	3,279	109	17,916
Elimination of intersegment revenues	(1,924)	—	(95)	(2,019)

Total revenues	$12,604	$3,279	$14	$15,897

Segment income from operations	$352	$105	$39	$496
Income from equity method investments	1	—	17	18
Depreciation and amortization	180	26	28	234
Capital expenditures and investments(c)	228	15	6	249

	Refining		Pipeline
(In millions)	& Marketing	Speedway	Transportation	Total
Nine Months Ended September 30, 2011
Revenues:
Customer	$48,883	$10,236	$46	$59,165
Intersegment (a)	6,327	—	254	6,581
Related parties	51	—	2	53

Segment revenues	55,261	10,236	302	65,799
Elimination of intersegment revenues	(6,327)	—	(254)	(6,581)

Total revenues	$48,934	$10,236	$48	$59,218

Segment income from operations	$3,773	$198	$161	$4,132
Income from equity method investments	9	—	32	41
Depreciation and amortization(b)	534	82	34	650
Capital expenditures and investments(c)(d)	600	47	69	716

	Refining		Pipeline
(In millions)	& Marketing	Speedway	Transportation	Total
Nine Months Ended September 30, 2010
Revenues:
Customer	$35,566	$9,369	$35	$44,970
Intersegment (a)	5,554	—	258	5,812
Related parties	81	—	3	84

Segment revenues	41,201	9,369	296	50,866
Elimination of intersegment revenues	(5,554)	—	(258)	(5,812)

Total revenues	$35,647	$9,369	$38	$45,054

Segment income from operations	$497	$228	$131	$856
Income from equity method investments	10	—	46	56
Depreciation and amortization(b)	561	83	50	694
Capital expenditures and investments(c)	713	33	15	761

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.
(b)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.
(c)	Capital expenditures exclude capitalized interest and include changes in accruals.
(d)	Excludes Speedway’s $74 million acquisition of 23 convenience stores in May 2011. See Note 13.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Segment income from operations	$1,852	$496	$4,132	$856
Items not allocated to segments:
Corporate and other unallocated items(a)	(93)	(53)	(229)	(167)
Impairments (b)	—	—	—	(29)
Net interest and other financial income (costs)	(15)	(4)	(4)	2

Income before income taxes	$1,744	$439	$3,899	$662

(a)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from the Marathon Oil Companies for periods prior to the Spin-Off and costs related to certain non-operating assets.

(b)	The impairment in the nine months ended September 30, 2010 related to a maleic anhydride manufacturing plant.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Segment capital expenditures and investments	$274	$249	$716	$761
Less: Investments in equity method investees	—	2	7	6
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	3	—	18	—
Capitalized interest	28	26	86	75

Total capital expenditures(a)(b)	$305	$273	$813	$830

(a)	Capital expenditures include changes in accruals.
(b)	See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

The following reconciles total revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Total revenues	$20,616	$15,897	$59,218	$45,054
Less: Sales to related parties	2	27	53	84

Sales and other operating revenues (including consumer excise taxes)	$20,614	$15,870	$59,165	$44,970

7.	Other Items

Net interest and other financial income (costs) was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Interest:
Interest income	$1	$—	$2	$1
Interest expense	(45)	(5)	(118)	(13)
Interest capitalized(a)	28	5	76	13

Total interest	(16)	—	(40)	1
Other:
Net foreign currency gains (losses)	6	(4)	12	(5)
Bank service and other fees	(5)	(2)	(11)	(5)

Total other	1	(6)	1	(10)

Net interest and other financial income (costs)	$(15)	$(6)	$(39)	$(9)

(a)	See Note 3 for information on related party capitalized interest.

8.	Defined Benefit Postretirement Plans

The following summarizes the components of net periodic benefit cost:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Service cost	$16	$16	$5	$4
Interest cost	28	26	6	6
Expected return on plan assets	(25)	(24)	—	—
Amortization – prior service cost	2	2	—	—
– actuarial loss (gain)	18	13	—	(1)
– net settlement loss(a)	7	4	—	—

Net periodic benefit cost	$46	$37	$11	$9

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Service cost	$49	$46	$14	$11
Interest cost	82	79	20	17
Expected return on plan assets	(73)	(71)	—	—
Amortization – prior service cost	5	5	—	1
– actuarial loss (gain)	53	38	—	(2)
– net settlement loss(a)	7	4	—	—

Net periodic benefit cost	$123	$101	$34	$27

(a)

A settlement loss is recorded when lump sum payments from a plan exceed the plan’s total service and interest costs for the period. This occurred for three of our plans in 2011 and for one of our plans in 2010.

During the nine months ended September 30, 2011, we made contributions of $46 million to our funded pension plans. We expect to make minimum funding contributions of approximately $23 million to our funded pension plans over the remainder of 2011. We may make additional contributions to our funded pension plans depending upon the anticipated funded status and plan asset performance. Current benefit payments related to unfunded pension and other postretirement benefit plans were $12 million and $14 million, respectively, during the nine months ended September 30, 2011.

9.	Income Taxes

The following is an analysis of the effective income tax rates for the periods presented:

	Nine Months Ended September 30,
	2011	2010
Statutory rate applied to income before income taxes	35%	35%
State and local income taxes, net of federal income tax effects	3	3
Legislation(a)	—	4
Other	(1)	(1)

Provision for income taxes	37%	41%

(a)

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in March 2010. These new laws effectively changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MPDIMA”). Under the MPDIMA, the federal subsidy did not reduce our income tax deduction for the costs of providing such prescription drug plans, nor was it subject to income tax individually. Beginning in 2013, under the 2010 legislation, our income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. As a result, we recorded a charge of $26 million in the nine months ended September 30, 2010 for the write-off of deferred tax assets to reflect the change in the tax treatment of the federal subsidy.

The effective income tax rate was 35 percent in the third quarter and 37 percent in the first nine months of 2011 compared to 37 percent and 41 percent in the comparable periods of 2010. The first nine months of 2011 included a $19 million adverse tax impact of state legislative changes, primarily Michigan, and the first nine months of 2010 included a $26 million adverse tax impact of federal legislative changes. The provision for income taxes for periods prior to the Spin-Off has been computed as if we were a stand-alone company.

As a result of the Spin-Off and pursuant to the tax sharing agreement by and among Marathon Oil, MPC and MPC Investment LLC, there are less than $1 million of unrecognized tax benefits as of September 30, 2011 for MPC. After the Spin-Off, the unrecognized tax benefits related to the RM&T Business operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and MPC has indemnified Marathon Oil. Consequently, those unrecognized tax benefits were classified as indemnities from MPC to Marathon Oil effective June 30, 2011. See Note 19.

10.	Investments in Debt and Equity Securities

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

The following table summarizes our investments in debt and equity securities:

(In millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
September 30, 2011
Other equity securities	$2	$—	$2

December 31, 2010
PFD Preferred Stock	$2,404	$—	$2,404
Other equity securities	2	1	3

Total	$2,406	$1	$2,407

We had no other-than-temporary impairments to our investments in debt and equity securities during the nine months ended September 30, 2011 and 2010.

There were no realized gains on our equity securities investments in the nine months ended September 30, 2011 and 2010.

The unrealized holding loss on available-for-sale securities included in accumulated other comprehensive loss was $1 million for both the nine months ended September 30, 2011 and 2010. There were no gains or losses reclassified out of accumulated other comprehensive loss into earnings for the nine months ended September 30, 2011 and 2010.

11.	Inventories

	September 30,	December 31,
(In millions)	2011	2010
Crude oil and refinery feedstocks	$1,576	$1,118
Refined products	1,795	1,716
Merchandise	65	65
Supplies and sundry items	179	172

Total (at cost)	$3,615	$3,071

Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. Cost of revenues decreased and income from operations increased by less than $1 million and by $3 million for the nine months ended September 30, 2011 and 2010, respectively, as a result of liquidations of LIFO inventories. There were no liquidations of LIFO inventories for the three months ended September 30, 2011 and 2010.

12.	Property, Plant and Equipment

	September 30,	December 31,
(In millions)	2011	2010
Refining & Marketing	$13,894	$13,234
Speedway	1,856	1,703
Pipeline Transportation	1,544	1,482
Other	366	205

Total	17,660	16,624
Less accumulated depreciation and amortization	5,634	4,900

Net property, plant and equipment	$12,026	$11,724

13.	Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 were as follows:

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Balance as of December 31, 2010	$554	$120	$163	$837
Purchase price adjustment	(3)	—	—	(3)
Acquisition	—	9	—	9
Disposition	(1)	—	—	(1)

Balance as of September 30, 2011	$550	$129	$163	$842

In May 2011, Speedway purchased 23 convenience stores in Illinois and Indiana for $72 million, as well as the associated inventory for $2 million. The purchase price allocation included $63 million for property, plant and equipment and $9 million for goodwill.

14.	Fair Value Measurements

Fair Values – Recurring

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 by fair-value hierarchy level.

	September 30, 2011
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$213	$1	$3	$21	$238
Interest rate derivative instruments, assets	—	19	—	—	19
Other assets	2	—	—	—	2

Total assets at fair value	$215	$20	$3	$21	$259

Commodity derivative instruments, liabilities	$(93)	$—	$(4)	$—	$(97)

	December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$58	$—	$1	$78	$137
PFD Preferred Stock	—	—	2,404	—	2,404
Other assets	3	—	—	—	3

Total assets at fair value	$61	$—	$2,405	$78	$2,544

Commodity derivative instruments, liabilities	$(103)	$—	$(3)	$—	$(106)

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

Our investments in related party debt securities, PFD Preferred Stock, were redeemable on any business day at their recorded value. See Note 3. The fair value of related party debt securities was measured using an income approach where the recorded value approximates market value due to the daily redemption feature. Because the related party debt securities were not publicly traded, the projected cash flows are Level 3 inputs.

The following is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Beginning balance	$(2)	$256	$2,402	$865
Total realized and unrealized gains included in net income	—	4	—	—
Purchases	—	11	10,326	6,034
Redemptions	—	(6)	(12,730)	(6,482)
Settlements	1	1	1	(1)
Distributions to Marathon Oil(a)	—	—	—	(150)

Ending balance	$(1)	$266	$(1)	$266

(a)	Due to the January 1, 2010, merger of two non-operating RM&T Business legal entities into Marathon Oil.

Net income for both the three and nine months ended September 30, 2011 included unrealized losses of $1 million related to Level 3 derivative instruments held at September 30, 2011. Net income for the three and nine months ended September 30, 2010, included unrealized gains of $3 million and $2 million related to Level 3 derivative instruments held at September 30, 2010. See Note 15 for the income statement impacts of our derivative instruments.

Fair Values – Nonrecurring

The following table shows the values of assets, by major class, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Nine Months Ended September 30,
	2011		2010
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for sale	$—	$—	$1	$29

As a result of changing market conditions, a maleic anhydride supply agreement with a major customer was revised in June 2010. An impairment of $29 million was recorded for a plant that manufactured maleic anhydride in the nine months ended September 30, 2010. The plant was operated by our Refining & Marketing segment. The fair value of the plant was measured using a market approach based upon comparable area land values, which are Level 3 inputs.

Fair Values – Reported

The following table summarizes financial instruments, excluding the PFD Preferred Stock and derivative financial instruments reported above, by individual balance sheet line item at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Other noncurrent assets	$345	$124	$289	$126

Total financial assets	$345	$124	$289	$126

Financial liabilities:
Long-term debt payable within one year to Marathon Oil and subsidiaries	$—	$—	$655	$655
Long-term debt payable to Marathon Oil and subsidiaries	—	—	2,908	2,963
Long-term debt (a)	3,167	3,008	—	—
Deferred credits and other liabilities	37	37	22	22

Total financial liabilities	$3,204	$3,045	$3,585	$3,640

(a)	Excludes capital leases

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

Debt payable to Marathon Oil and subsidiaries included a revolving credit agreement and a loan as discussed in Note 3. The revolving credit balance was measured using an income approach. The future debt service payments were discounted using the rate at which we expected to borrow. All inputs to this calculation were Level 3. The carrying value approximated fair value. The fair value of the loan was measured using a market approach, based upon quotes from major financial institutions for comparable debt. Because these quotes cannot be independently verified to the market, they are considered Level 3 inputs.

Fair value of long-term debt is measured using a market approach, based upon quotes from major financial institutions for our debt. Because these quotes cannot be independently verified to the market, they are considered Level 3 inputs.

15.	Derivatives

For further information regarding the fair value measurement of derivative instruments, see Note 14. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.

In the nine months ended September 30, 2011, we entered into interest rate swap derivative instruments to manage our exposure to interest rate risk associated with a portion of the fixed interest rate debt in our portfolio. Changes in the fair values of both the hedged item and the related derivative are recognized immediately in net income with an offsetting effect included in the basis of the hedged item.

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Commodity derivatives	$215	$93	$122	Other current assets
Interest rate derivatives	19	—	19	Other noncurrent assets

Total	$234	$93	$141

	September 30, 2011
(In millions)	Asset	Liability	Net Liability	Balance Sheet Location
Commodity derivatives	$2	$4	$2	Other current liabilities

	December 31, 2010
(In millions)	Asset	Liability	Net Asset	Balance Sheet Location
Commodity derivatives	$58	$103	$(45)	Other current assets

	December 31, 2010
(In millions)	Asset	Liability	Net Liability	Balance Sheet Location
Commodity derivatives	$1	$3	$2	Other current liabilities

Derivatives Designated as Fair Value Hedges

As of September 30, 2011, we had interest rate swap agreements with a notional amount of $500 million at a weighted average, LIBOR-based, floating rate of 1.82 percent. These agreements hedge changes in the fair value of our 3.50 percent senior notes due March 1, 2016. The interest rate swaps have no hedge ineffectiveness.

The following table summarizes the pretax effect of derivative instruments designated as hedges of fair value in our consolidated statements of income:

		Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
(In millions)	Income Statement Location	2011	2010	2011	2010
Derivative
Interest rate	Net interest and other financial income (costs)	$17	$—	$19	$—
Hedged Item
Long-term debt	Net interest and other financial income (costs)	$(17)	$—	$(19)	$—

Derivatives not Designated as Hedges

The tables below summarize open commodity derivative contracts at September 30, 2011.

	September 30, 2011
	Position	Barrels per Day	Weighted Average Price (Per Barrel)	Benchmark
Crude Oil (a)
Exchange-traded	Long	29,167	$85.80	CME and ICE Crude(b) (c)
Exchange-traded	Short	(66,523)	$87.30	CME and ICE Crude(b) (c)

	Position	Barrels per Day	Weighted Average Price (Per Gallon)	Benchmark
Refined Products (d)
Exchange-traded	Long	10,493	$2.81	CME Heating Oil and RBOB(b) (e)
Exchange-traded	Short	(12,595)	$2.70	CME Heating Oil and RBOB(b) (e)

(a) 98.9 percent of these contracts expire in the fourth quarter of 2011.
(b) Chicago Mercantile Exchange (“CME”).
(c) Intercontinental Exchange (“ICE”).
(d) 100 percent of these contracts expire in the fourth quarter of 2011.
(e) Reformulated Gasoline Blendstock for Oxygenate Blending (“RBOB”).

The following table summarizes the effects of all commodity derivative instruments in our consolidated statements of income:

(In millions)	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
Income Statement Location	2011	2010	2011	2010
Sales and other operating revenues	$(11)	$(3)	$(30)	$3
Cost of revenues	269	(17)	464	27
Other income	—	1	1	3

Total	$258	$(19)	$435	$33

16.	Debt

Our outstanding borrowings at September 30, 2011 and December 31, 2010 consisted of the following:

(In millions)	September 30, 2011	December 31, 2010
Marathon Petroleum Corporation:
Revolving credit agreement due 2015	$—	$—
3.500% senior notes due March 1, 2016	750	—
5.125% senior notes due March 1, 2021	1,000	—
6.500% senior notes due March 1, 2041	1,250	—
Consolidated subsidiaries:
Capital lease obligations due 2011-2026(a)	291	279
Trade receivables securitization facility due 2014	—	—

Total	$3,291	$279
Unamortized discount	(11)	—
Fair value adjustments (b)	19	—
Amounts due within one year	(14)	(11)

Total long-term debt due after one year	$3,285	$268

(a)

These obligations as of September 30, 2011 include $83 million related to assets under construction at that date for which a capital lease will commence upon completion of construction. The amounts currently reported are based upon the percent of construction completed as of September 30, 2011 and therefore do not reflect future lease obligations of $164 million related to the assets.

(b)	See Notes 14 and 15 for information on interest rate swaps.

Senior Notes - On February 1, 2011, we completed a private placement of three series of Senior Notes aggregating $3 billion in principal amount (the “Notes”). The Notes replaced a portion of the debt payable to the Marathon Oil Companies. The Notes are unsecured and unsubordinated obligations of ours that were guaranteed by Marathon Oil on a senior unsecured basis prior to the Spin-Off.

The holders of the Notes are entitled to the benefits of a registration rights agreement. Within 360 days after the issuance of the Notes, we were obligated to use commercially reasonable efforts to file with the Securities and Exchange Commission and cause to become effective a registration statement with respect to a registered exchange offer to exchange the Notes for new notes. The terms of the new notes are to be substantially identical in all material respects to the Notes, except the new notes will be registered under the Securities Act of 1933. Accordingly, we filed a registration statement on Form S-4 with the Securities and Exchange Commission on September 21, 2011 to effect a registered exchange offer in accordance with the registration rights agreement. The registration statement was deemed effective on October 7, 2011 and the exchange offer for the Notes is now pending. The holders of the Notes have until November 14, 2011 (unless such date is extended) to tender their Notes in the exchange offer.

Revolving Credit Agreement - We entered into a four-year revolving credit agreement dated March 11, 2011, as amended and effective July 1, 2011 (the “Credit Agreement”) with a syndicate of lenders. Under the Credit Agreement, we have an initial borrowing capacity of up to $2.0 billion. We have the right to seek an increase of the total amount available under the Credit Agreement to $2.5 billion, subject to certain conditions. We may obtain up to $1.5 billion of letters of credit and up to $100 million of swingline loans under the Credit Agreement. We may, subject to certain conditions, request that the term of the Credit Agreement be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date. There were no borrowings or letters of credit outstanding under this agreement at September 30, 2011.

The Credit Agreement contains covenants that we consider usual and customary for an agreement of this type, including a maximum ratio of Net Consolidated Indebtedness as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for each consecutive four fiscal quarter period of 3.0 to 1.0 and a minimum ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Credit Agreement) for each consecutive four fiscal quarter period of 3.5 to 1.0. We were in compliance with these covenants at September 30, 2011. In addition, the Credit Agreement includes limitations on indebtedness of our subsidiaries, other than subsidiaries that guarantee our obligations under the Credit Agreement. Borrowings under the Credit Agreement are subject to acceleration upon the occurrence of events of default that we consider usual and customary for an agreement of this type.

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

Trade receivables securitization facility – To provide an additional source of liquidity, on July 1, 2011, we entered into a new three-year trade receivables securitization facility with a syndicate group of committed purchasers, conduit purchasers and letter of credit issuers arranged by J.P. Morgan Securities LLC for an aggregate principal amount not to exceed $1.0 billion. The facility involves one of our wholly owned subsidiaries, Marathon Petroleum Company LP (“MPC LP”), selling or contributing on an on-going basis all of its trade receivables (other than receivables arising in connection with the extension of credit under proprietary credit card services), together with all related security and interests in the proceeds thereof, without recourse, to another wholly owned, bankruptcy-remote, subsidiary, MPC Trade Receivables Company LLC (“TRC”) in exchange for a combination of cash, equity or a subordinated note issued by TRC to MPC LP. TRC in turn, has the ability to sell undivided percentage ownership interests in qualifying trade receivables, together with all related security and interests in the proceeds thereof, without recourse, to certain commercial paper conduit purchasers and/or financial institutions in exchange for cash proceeds. Effective October 1, 2011, we amended and restated the trade receivables securitization facility to, among other things, include trade receivables originated by our wholly owned subsidiary, Marathon Petroleum Trading Canada LLC.

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

Proceeds from the sale of undivided percentage ownership interests in qualifying receivables under this facility will be reflected as debt on our consolidated balance sheet. We will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to our sale of receivables under this facility. There were no borrowings under this facility at September 30, 2011.

The facility includes representations and covenants that we consider usual and customary for arrangements of this type. Trade receivables are subject to customary criteria, limits and reserves before being deemed to qualify for sale by TRC pursuant to the facility. In addition, further purchases of qualified trade receivables under the facility are subject to termination upon the occurrence of certain amortization events that we consider usual and customary for an arrangement of this type.

17.	Stock-Based Compensation Plans

Description of the Plan

Prior to the Spin-Off, our employees participated in the Marathon Oil Corporation 2007 Incentive Compensation Plan (the “2007 Plan”) and the Marathon Oil Corporation 2003 Incentive Compensation Plan (the “2003 Plan”) and received Marathon Oil restricted stock awards and options to purchase shares of Marathon Oil common stock. Effective June 30, 2011, our employees and non-employee directors participate in the Marathon Petroleum Corporation 2011 Amended and Restated Incentive Compensation Plan (the “MPC 2011 Plan”).

The MPC 2011 Plan authorizes the Compensation Committee of our Board of Directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards, and performance awards to our employees or non-employee directors and other plan participants. No more than 25 million shares of MPC common stock may be delivered under the MPC 2011 Plan and no more than 10 million shares of MPC common stock may be the subject of awards that are not stock options or stock appreciation rights. In the sole discretion of the Committee, 10 million shares of MPC common stock may be granted as incentive stock options.

In connection with the Spin-Off, stock compensation awards granted under the 2007 Plan and the 2003 Plan and held by grantees as of June 30, 2011 were adjusted or substituted as follows:

•	Vested stock options were adjusted and substituted so that the grantee holds options to purchase both MPC and Marathon Oil common stock.

•	Unvested stock option awards held by MPC employees were replaced with substitute awards of options to purchase shares of MPC common stock.

•

The adjustment to the Marathon Oil and MPC stock options, when combined, was intended to generally preserve the intrinsic value of each original option grant and the ratio of the exercise price to the fair market value of Marathon Oil common stock on June 30, 2011.

•

Unvested restricted stock awards were replaced with adjusted, substitute awards for restricted shares or units, as applicable, of MPC common stock. The new awards of restricted stock were intended to generally preserve the intrinsic value of the original award determined as of June 30, 2011.

•	Vesting periods of awards were unaffected by the adjustment and substitution.

Awards granted in connection with the adjustment and substitution of awards originally issued under the 2007 Plan and the 2003 Plan are a part of the MPC 2011 Plan and reduce the maximum number of shares of MPC common stock available for delivery under the MPC 2011 Plan.

The adjustment and substitution of awards did not cause us to recognize incremental compensation expense.

Outstanding Awards

Awards granted under the MPC 2011 Plan as a result of the adjustment and substitution of the 2007 Plan and the 2003 Plan awards in connection with the Spin-Off and a summary of stock option award and restricted stock award activity for the three months ended September 30, 2011 are presented in the following table:

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Exercise Price	Awards	Weighted- Average Grant Date Fair Value
Outstanding at June 30, 2011	9,034,356	$32.86	213,922	$28.74
Granted	118,701	41.61	143,875	42.02
Options exercised / Stock vested	(28,970)	24.41	(6,383)	34.12
Canceled	(45,953)	30.38	(2,268)	28.07

Outstanding at September 30, 2011	9,078,134	$33.01	349,146	$34.12

The adjustment and substitution of the stock compensation awards occurred in conjunction with the distribution of MPC common stock to Marathon Oil stockholders in the June 30, 2011 after-market distribution. As a result, no grant, exercise, or cancellation activity occurred on MPC stock compensation awards during the six months ended June 30, 2011.

As of September 30, 2011, unrecognized compensation cost related to stock option awards was $23 million, which is expected to be recognized over a weighted average period of 2.2 years. Unrecognized compensation cost related to restricted stock awards was $9 million, which is expected to be recognized over a weighted average period of 2.5 years.

18.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2011	2010
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$35	$—
Income taxes paid to taxing authorities(a)	54	8
Non-cash investing and financing activities:
Property, plant and equipment contributed by Marathon Oil	$81	$—
Capital lease obligations increase	17	26

(a)	U.S. federal and most state income taxes were paid by Marathon Oil for periods prior to the Spin-Off.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2011	2010
Additions to property, plant and equipment(a)	$844	$921
Decrease in capital accruals	(31)	(91)

Total capital expenditures(a)	$813	$830

(a)	Excludes Speedway’s $74 million acquisition of 23 convenience stores in May 2011. See Note 13.

The following is a reconciliation of contributions from (distributions to) Marathon Oil:

	Nine Months Ended September 30,
(In millions)	2011	2010
Distributions to Marathon Oil per consolidated statements of cash flows	$(699)	$(987)
Non-cash contributions from (distributions to) Marathon Oil	81	(147)

Distributions to Marathon Oil per consolidated statements of stockholders’ equity / net investment	$(618)	$(1,134)

See Note 3 for information regarding non-cash contributions from (distributions to) Marathon Oil.

19.	Commitments and Contingencies

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

At September 30, 2011 and December 31, 2010, accrued liabilities for remediation totaled $120 million and $116 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $53 million and $56 million at September 30, 2011 and December 31, 2010, respectively.

Lawsuits – In May 2007, the Kentucky Attorney General filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleges that we overcharged customers by $89 million during September and October 2005. The complaint seeks disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. We are vigorously defending this litigation. If it is resolved unfavorably, it could materially impact our consolidated results of operations, financial position or cash flows. We believe that this is the first lawsuit for damages and injunctive relief under the Kentucky emergency pricing laws to progress this far and it contains many novel issues. In May 2011, the Kentucky Attorney General amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky Governor on April 26, 2011 and which have since expired. The court denied the Attorney General’s request for immediate injunctive relief, and the remainder of the 2011 claims likely will be resolved along with those dating from 2005. The ultimate outcome of the 2007 lawsuit, including the claims related to our 2011 pricing, and any financial effect on us, remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made for this lawsuit at this time.

We are a defendant, along with other refining and marketing companies, in eight lawsuits pending in six states, in which a total of fourteen plaintiffs seek to recover damages alleged to have resulted from methyl tertiary-butyl ether (“MTBE”) contamination in groundwater. We, along with other refining and marketing companies, settled a number of lawsuits pertaining to MTBE in 2008. We settled additional MTBE-related lawsuits in 2009 and 2010. In settling the previous lawsuits, we did not admit liability. Like the lawsuits we previously settled, all of the pending lawsuits are consolidated in a multi-district litigation (“MDL”) in the Southern District of New York for pretrial proceedings. Plaintiffs in the pending MTBE lawsuits allege damages to water supply wells from contamination of groundwater by MTBE, similar to the damages claimed in the lawsuits previously settled. In addition, in one of the lawsuits the New Jersey Department of Environmental Protection also seeks to recover the cost of remediating MTBE contamination of ground and surface water not being used for public water supply purposes, as well as natural resources damages allegedly resulting from such contamination. We are vigorously defending these pending lawsuits, which are in various phases of discovery. On May 16, 2011, the Court entered a 90-day standstill and tolling agreement in the MDL for parties to discuss resolution of the seven pending lawsuits excluding the State of New Jersey lawsuit, and similar claims by three additional parties that have not yet filed lawsuits. On August 3, 2011, the Court extended the stay for an additional 45 days. At this time, no further hearings are scheduled to permit the parties to continue the settlement process. Based upon our experience and amounts paid in connection with the settlement of other MTBE lawsuits, we do not expect our share of liability for these lawsuits or any future MTBE lawsuits to materially impact our consolidated results of operations, financial position or cash flows. However, the ultimate outcome of pending or future MTBE lawsuits, including any financial effect on us, remains uncertain. We voluntarily discontinued distributing MTBE containing gasoline in, at the latest, 2002.

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

Guarantees related to indebtedness of equity method investees – We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC. Both LOOP and LOCAP LLC have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of September 30, 2011.

We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for the debt principal totaled $52 million at September 30, 2011.

We hold an interest in an ethanol production facility through our investment in TAME, and have guaranteed the repayment of TAME’s tax exempt bond financing through our participation as a lender in the credit agreement under which a letter of credit has been issued to secure repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at September 30, 2011.

Marathon Oil indemnifications – In conjunction with the Spin-Off, we have entered into indemnities and guarantees to Marathon Oil with recorded values of $36 million as of September 30, 2011, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the RM&T Business operations prior to the Spin-Off, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect the Spin-Off provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees – We have entered into other guarantees with maximum potential undiscounted payments totaling $147 million as of September 30, 2011, which consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, a legal indemnification, an indemnity to the co-lenders associated with an equity method investee’s credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.

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

Contractual commitments – At September 30, 2011, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $554 million.

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

Prior to the Spin-Off on June 30, 2011, our financial position, results of operations and cash flows consisted of the RM&T Business, which represented a combined reporting entity. The assets and liabilities in our consolidated financial statements have been reflected on a historical basis, as immediately prior to the Spin-Off all of the assets and liabilities presented were wholly owned by Marathon Oil and were transferred within the Marathon Oil consolidated group. All significant intercompany transactions and accounts have been eliminated. The consolidated statements of income for periods prior to the Spin-Off included expense allocations for certain corporate functions historically performed by Marathon Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Those allocations were based primarily on specific identification, headcount or computer utilization. Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from Marathon Oil, are reasonable. However, the consolidated financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone company during those periods presented prior to the Spin-Off and may not reflect our consolidated results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the Spin-Off, we are performing these functions using internal resources or services provided by third parties, certain of which are being provided by Marathon Oil during a transition period pursuant to a transition services agreement.

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

Historically, West Texas Intermediate crude oil (“WTI”) has traded at prices similar to LLS. During the first nine months of 2011, WTI has traded at prices significantly less than LLS, which has favorably impacted our refining and marketing gross margin.

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

The following table lists calculated average crack spreads for the Midwest and U.S. Gulf Coast markets, average LLS and WTI prices and the sweet/sour differential for the third quarter and first nine months of 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per barrel)	2011	2010	2011	2010
Chicago LLS 6-3-2-1	$6.73	$3.68	$4.79	$3.40
U.S. Gulf Coast LLS 6-3-2-1	$5.14	$1.70	$3.32	$2.49
LLS	$112.46	$79.64	$112.87	$80.61
WTI	$89.54	$76.21	$95.47	$77.69
Sweet/Sour differential(a)	$11.94	$8.08	$11.86	$7.39

(a)	Calculated using the following mix of crude types for 2011: 15% Arab Light, 20% Kuwait, 10% Maya, 10% Western Canadian Select and 45% Mars, compared to LLS.

Calculated using the following mix of crude types for 2010: 15% Arab Light, 20% Kuwait, 10% Maya, 15% Western Canadian Select and 40% Mars, compared to LLS.

Our realized refining and marketing gross margin for the third quarter and first nine months of 2011 improved from 2010 primarily due to wider differentials between WTI and other light sweet crudes such as LLS, wider sweet/sour differentials, and larger LLS 6-3-2-1 crack spreads. The sweet/sour differential widened $3.86 per barrel and $4.47 per barrel in the third quarter and first nine months of 2011 from the comparable periods of 2010. Within our refining system, sour crude accounted for 50 percent and 53 percent of crude oil processed in the third quarter and first nine months of 2011 compared to 51 percent and 53 percent in the same periods of 2010. The discount of WTI to LLS increased approximately $19 per barrel in the third quarter and $14 per barrel in the first nine months of 2011 from the same periods of 2010.

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

Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. During the first nine months of 2011, we completed a turnaround at our Canton, Ohio refinery. This compares to turnarounds completed at our Garyville, Louisiana; Catlettsburg, Kentucky and Texas City, Texas refineries in the first nine months of 2010.

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

Results of Operations

Consolidated Results of Operations

Consolidated net income for the third quarter and first nine months was $856 million and $2.07 billion higher in 2011 compared to the same periods in 2010, driven primarily by higher refining and marketing gross margins.

Revenues are summarized by segment in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Refining & Marketing	$19,244	$14,528	$55,261	$41,201
Speedway	3,668	3,279	10,236	9,369
Pipeline Transportation	107	109	302	296

Segment revenues	23,019	17,916	65,799	50,866
Elimination of intersegment revenues	(2,403)	(2,019)	(6,581)	(5,812)

Total revenues	$20,616	$15,897	$59,218	$45,054

Items included in both revenues and costs:
Consumer excise taxes	$1,329	$1,351	3,807	$3,871

Refining & Marketing segment revenues increased $4.72 billion in the third quarter and $14.06 billion in the first nine months of 2011 from the same periods of 2010, consistent with relative price level changes. Our average refined product selling prices were $3.01 per gallon in the third quarter and $2.97 per gallon in the first nine months of 2011 as compared to $2.16 per gallon and $2.20 per gallon in the corresponding 2010 periods. The higher prices in 2011 contributed to the majority of the increase in segment revenues in the third quarter and first nine months of 2011. The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per gallon)	2011	2010	2011	2010
Chicago spot unleaded regular gasoline	$2.88	$2.02	$2.86	$2.05
Chicago spot ultra-low sulfur diesel	$3.02	$2.12	$2.99	$2.11
U.S. Gulf Coast spot unleaded regular gasoline	$2.81	$1.95	$2.80	$2.02
U.S. Gulf Coast spot ultra-low sulfur diesel	$3.01	$2.09	$2.97	$2.10

Refining & Marketing intersegment sales to our Speedway segment were $2.31 billion in the third quarter of 2011 compared to $1.92 billion in the third quarter of 2010 and $6.33 billion in the first nine months of 2011 compared to $5.55 billion in the first nine months of 2010. Intersegment refined product sales volumes were 715 million gallons in the third quarter and 1.99 billion gallons in the first nine months of 2011 as compared to 830 million gallons in the third quarter and 2.37 billion gallons in the first nine months of 2010, with the decreased volumes primarily due to the Northern-Tier Assets disposition in December 2010.

Speedway segment revenues increased $389 million and $867 million in the third quarter and first nine months of 2011 compared to the same periods of 2010, primarily due to increased gasoline and distillate selling prices, which averaged $3.55 per gallon in the third quarter and $3.51 per gallon in the first nine months of 2011 compared to $2.66 per gallon in both of the corresponding periods of 2010. These impacts were partially offset by decreased volumes primarily due to the Northern-Tier Assets disposition in December 2010.

Sales to related parties decreased $25 million and $31 million in the third quarter and first nine months of 2011 compared to the same periods of 2010. The decrease in the third quarter was primarily due to no sales of refined products to Centennial Pipeline LLC (“Centennial”) in the third quarter of 2011. The decrease in the first nine months resulted from sales to Marathon Oil after the Spin-Off no longer being classified as related party and lower volumes sold to Centennial, partially offset by higher refined product selling prices.

Income from equity method investments decreased $15 million in the first nine months from 2010 to 2011, primarily due to increased losses of approximately $11 million from our investment in Centennial. Centennial experienced a significant reduction in shipment volumes in the third quarter of 2011 compared to the corresponding period of 2010. Also, the first nine months of 2010 included $3 million of earnings from an investment in a pipeline company that was included in the Northern-Tier Assets sale.

Other income increased $9 million and $23 million in the third quarter and first nine months of 2011 compared with the same periods of 2010, due primarily to income from transition services provided to the purchaser of the Northern-Tier Assets and to Marathon Oil in the third quarter and first nine months of 2011.

Cost of revenues increased $3.99 billion, or 31 percent, in the third quarter and increased $10.78 billion, or 29 percent, in the first nine months of 2011 compared to the same periods of 2010. The increase was primarily the result of higher acquisition costs of crude oil, refined products and refinery charge and blendstocks in the Refining & Marketing segment, largely due to higher market prices. Crude oil acquisition prices were up approximately 31 percent and 32 percent, refined product prices were up approximately 50 percent and 45 percent, and charge and blendstock prices were up approximately 40 percent and 33 percent in the third quarter and nine month periods of 2011 compared to 2010.

Purchases from related parties decreased $632 million in the third quarter and increased $129 million in the first nine months of 2011 compared to the same periods of 2010. The decrease in the third quarter was primarily due to the purchases of crude oil from Marathon Oil after the Spin-Off not being classified as related party transactions. The increase in the first nine months was due to higher acquisition costs of crude oil from Marathon Oil before the Spin-Off, partially offset by the absence of volume in the third quarter of 2011.

Depreciation and amortization decreased $62 million in the first nine months of 2011 compared to the same period of 2010. The decrease was in part due to a $29 million property impairment in the first nine months of 2010, related to a maleic anhydride plant, which was operated by our Refining & Marketing segment. The first nine months of 2010 also included a $23 million expense to abandon partially completed Mobile Source Air Toxics II (“MSAT II”) compliance equipment in favor of a more cost effective compliance approach. See note 14 to the unaudited consolidated financial statements for more information about the maleic anhydride plant impairment.

Selling, general and administrative expenses increased $73 million in the third quarter and $144 million in the first nine months of 2011 compared with the same periods of 2010. The increases were primarily due to higher employee compensation and benefits expenses of $32 million and $64 million, higher contract services expenses of $17 million and $30 million, and higher bankcard processing fees related to Marathon® brand sales of $13 million and $34 million for the third quarter and first nine months of 2011. Following the Spin-Off, we no longer receive allocated corporate overhead costs from Marathon Oil.

Related party net interest and other financial income increased $24 million in the first nine months of 2011 compared to the same periods of 2010, primarily reflecting higher average balances of our short-term investments in preferred stock of MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil, prior to the Spin-Off. The Agreement with PFD was terminated on June 30, 2011. See note 3 to the unaudited consolidated financial statements for further discussion of the PFD preferred stock.

Net interest and other financial costs increased $9 million and $30 million in the third quarter and first nine months of 2011 compared with the same periods of 2010, primarily reflecting increased interest expense associated with the $3.0 billion of long-term debt we issued in February 2011. We capitalized third-party interest of $28 million and $76 million for the third quarter and first nine months of 2011 compared to $5 million and $13 million in the third quarter and first nine months of 2010. See note 16 to the unaudited consolidated financial statements for further details relating to our debt.

Provision for income taxes increased $449 million in the third quarter and $1.17 billion in the first nine months of 2011 from the comparable periods of 2010, primarily due to the $1.31 billion and $3.24 billion increase in income before income taxes. The effective income tax rate was 35 percent in the third quarter and 37 percent in the first nine months of 2011 compared to 37 percent and 41 percent in the comparable periods of 2010. The third quarter 2011 effective income tax rate was favorably impacted by an increase in income qualifying for the domestic manufacturing deduction. The first nine months of 2011 included a $19 million adverse tax impact of state legislative changes, primarily Michigan, and the first nine months of 2010 included a $26 million adverse tax impact of federal legislative changes. The provision for income taxes for periods prior to the Spin-Off has been computed as if we were a stand-alone company. See note 9 to the unaudited consolidated financial statements for further details.

Segment Results

Segment income from operations is summarized and reconciled to income before income taxes in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Segment income from operations
Refining & Marketing	$1,711	$352	$3,773	$497
Speedway	85	105	198	228
Pipeline Transportation	56	39	161	131

Segment income from operations	1,852	496	4,132	856
Items not allocated to segments:
Corporate and other unallocated items (a)	(93)	(53)	(229)	(167)
Impairments (b)	—	—	—	(29)
Net interest and other financial income (costs) (c)	(15)	(4)	(4)	2

Income before income taxes	$1,744	$439	$3,899	$662

(a)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from Marathon Oil for periods prior to the Spin-Off, and costs related to certain non-operating assets.

(b)	The impairment in 2010 was related to a maleic anhydride plant.
(c)	Includes related party net interest and other financial income.

Refining & Marketing segment income from operations increased $1.36 billion in the third quarter and $3.28 billion in the first nine months of 2011 from the comparable periods of 2010, primarily due to higher refining and marketing gross margins per gallon, which averaged 31.38 cents per gallon and 24.52 cents per gallon in the third quarter and first nine months of 2011 compared to 8.93 cents per gallon and 5.98 cents per gallon in the same periods of 2010. The gross margin increases were primarily a result of favorable crude oil acquisition costs resulting from wider differentials between WTI and other light, sweet crudes such as LLS, wider sweet/sour differentials, and higher crack spreads in the third quarter and first nine months of 2011. Declines of approximately $42 million and $180 million in planned turnaround and major maintenance costs in the third quarter and first nine months of 2011 also contributed to the increases in gross margin for the respective periods.

Our total refinery throughputs were five percent lower in the third quarter and three percent higher in the first nine months of 2011 compared to the same periods of 2010. The third quarter and first nine months of 2010 included throughputs at our former St. Paul Park refinery. The increased throughputs in the first nine months of 2011 were the result of improved refinery utilization and decreased turnaround activity compared to the same period in 2010, primarily at our Garyville refinery. Crude oil refined decreased five percent in the third quarter and was essentially flat in the first nine months of 2011 compared to the same period of 2010, while other charge and blendstocks decreased eight percent and increased 24 percent over the same periods.

Ethanol volumes sold in blended gasoline were 71 thousand barrels per day (“mbpd”) in the third quarter and 69 mbpd in the first nine months of 2011 compared to 72 mbpd and 67 mbpd in the same periods of 2010. The future expansion or contraction of our ethanol blending program will be driven by the economics of ethanol supply and government regulations.

The following table includes certain key operating statistics for the Refining & Marketing segment for the third quarter and first nine months of 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Refining and marketing gross margin (Dollars per gallon)(a)	$0.3138	$0.0893	$0.2452	$0.0598
Refining and marketing gross margin (Dollars per barrel)(a)	$13.18	$3.75	$10.30	$2.51
Refined products sales volumes (Thousands of barrels per day)(b)	1,610	1,670	1,571	1,538

(a)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation, divided by Refining & Marketing segment refined product sales volumes.
(b)	Includes intersegment sales.

Speedway segment income from operations decreased $20 million and $30 million in the third quarter and first nine months from 2010 to 2011. The decreases are primarily attributable to the sale of 166 convenience stores and 67 franchise convenience stores that were part of the Northern-Tier Asset disposition in December 2010.

Speedway’s gasoline and distillate gross margin per gallon averaged 12.57 cents in the third quarter and 12.77 cents in the first nine months of 2011, compared with 13.73 cents in the third quarter and 11.93 cents in the first nine months of 2010. In addition to the impact of changes in gross margins, lower gasoline and distillate sales volumes related to the sale of the Northern-Tier Assets also impacted results. Merchandise gross margin was $200 million in the third quarter and $536 million in the first nine months of 2011 compared to $215 million in the third quarter and $600 million in the first nine months of 2010, also reflecting the Northern-Tier Assets disposition.

Same store gasoline sales volume in the third quarter and first nine months of 2011 decreased two percent compared to the same periods of 2010. The primary factor affecting same store gasoline sales volume was the higher average retail price of gasoline.

Same store merchandise sales increased two percent for the third quarter and one percent in the first nine months of 2011 compared to the same periods of 2010.

Pipeline Transportation segment income from operations increased $17 million in the third quarter and $30 million in the first nine months of 2011 compared to the same periods of 2010. The increases primarily reflect the absence of non-routine maintenance and impairment expenses incurred in 2010, partially offset by a reduction in income from pipeline equity method investments. Refined product trunk line volumes increased six percent for the third quarter and 14 percent for the first nine months of 2011, compared to the corresponding periods of 2010, while crude oil trunk line volumes decreased seven percent for the third quarter and one percent for the first nine months of 2011.

Corporate and other unallocated expenses increased $40 million in the third quarter and $62 million in the first nine months of 2011 compared to the same periods of 2010. Approximately $33 million and $52 million of the increase for the third quarter and first nine months of 2011 related to costs associated with being a stand-alone company including higher information technology, employee benefits and other administrative and transition expenses. The remaining increase for both periods is due to higher incentive compensation accruals related to 2011 performance. Following the Spin-Off, we no longer receive allocated corporate overhead costs from Marathon Oil.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities totaled $2.67 billion in the first nine months of 2011, compared to $290 million in the first nine months of 2010. The $2.38 billion increase was primarily due to higher net income in 2011 and a decreased net use of cash for changes in working capital. Changes in current receivables, inventories and current accounts payable and accrued liabilities were a net $474 million use of cash in the first nine months of 2011, compared to a net $1.16 billion use of cash in the first nine months of 2010, primarily due to the impact of changes in current accounts payable and accrued expenses related to the timing of tax payments.

Net cash provided by investing activities totaled $1.64 billion in the first nine months of 2011, compared to net cash used of $462 million in the first nine months of 2010. The $2.09 billion change was primarily due to net redemptions of related party debt securities in 2011, as further discussed below.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows for the nine-month periods presented:

	Nine Months Ended September 30,
(In millions)	2011	2010
Additions to property, plant and equipment (a)	$844	$921
Decrease in capital accruals	(31)	(91)

Total capital expenditures (a)	813	830
Investments in equity method investees	7	6

Total capital expenditures and investments (a)	$820	$836

(a)	Excludes Speedway’s $74 million acquisition of 23 convenience stores in May 2011. See note 13 to the unaudited consolidated financial statements.

Capital expenditures and investments for the nine-month periods are summarized below:

	Nine Months Ended September 30,
(In millions)	2011	2010
Refining & Marketing	$600	$713
Speedway (a)	47	33
Pipeline Transportation	69	15
Other (b)	104	75

Total (a)	$820	$836

(a)	Excludes Speedway’s $74 million acquisition of 23 convenience stores in May 2011. See note 13 to the unaudited consolidated financial statements.
(b)	Includes capitalized interest.

The Detroit refinery heavy oil upgrading and expansion project was a significant part of our capital spending, comprising approximately 61 percent and 53 percent (excluding capitalized interest associated with this project) of the Refining & Marketing segment’s capital spending in the first nine months of 2011 and 2010, respectively. As of September 30, 2011, the heavy oil upgrading and expansion project at our Detroit refinery was approximately 73 percent complete and on schedule for an expected completion in the second half of 2012.

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

The $74 million cash used in acquisitions in the first nine months of 2011 resulted from our Speedway segment’s purchase of 23 convenience stores in Illinois and Indiana. All of the locations have been rebranded and are now integrated into Speedway’s operations.

The $141 million of cash from asset disposals in the first nine months of 2011 primarily included the collection of a receivable associated with the sale of the Northern-Tier Assets in December 2010.

Net investments in related party debt securities totaled a source of cash of $2.40 billion in the first nine months of 2011 and $448 million in the first nine months of 2010. All such activity reflected the net cash flow from redemptions and purchases of PFD preferred stock. Prior to the Spin-Off, all investments in PFD preferred stock were redeemed, and the agreement with PFD was terminated. See note 3 to the unaudited consolidated financial statements for further discussion of our investments in PFD preferred stock.

Net cash used in financing activities totaled $1.47 billion in the first nine months of 2011, compared to net cash provided by financing activities of $161 million in the first nine months of 2010. The use of cash in the first nine months of 2011 was primarily due to the net repayment of debt payable to Marathon Oil and its subsidiaries, dividends paid and net distributions to Marathon Oil, partially offset by cash provided from the issuance of long-term debt. The first nine months of 2011 also included a use of cash of $60 million for debt issuance costs associated with the $3.0 billion of senior notes, our $2.0 billion revolving credit facility and our $1.0 billion trade receivables securitization facility. The source of cash in the first nine months of 2010 was primarily net borrowings under the revolving credit agreement with PFD, partially offset by cash distributions to Marathon Oil. See note 16 to the unaudited consolidated financial statements for additional information on our long-term debt.

In accordance with the separation and distribution agreement between Marathon Oil and us relating to the Spin-Off, Marathon Oil determined that our cash and cash equivalents balance as of June 30, 2011 should be approximately $1.625 billion. Our actual cash and cash equivalents balance as of June 30, 2011 was $1.622 billion and it increased to $2.96 billion at September 30, 2011 due to the factors discussed above.

Derivative Instruments

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources

Our main sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, our $2.0 billion revolving credit facility and our $1.0 billion trade receivables securitization facility. See note 16 to the unaudited consolidated financial statements for further details. At September 30, 2011, we had no borrowings against our revolving credit facility or our trade receivables securitization facility.

Our revolving credit facility contains covenants that we consider usual and customary for an agreement of this type, including a maximum ratio of Net Consolidated Indebtedness to Consolidated EBITDA (as defined in the revolving credit facility agreement) of 3.0 to 1.0 and a minimum ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the revolving credit facility agreement) of 3.5 to 1.0. As of September 30, 2011, we were in compliance with these debt covenants with a ratio of Net Consolidated Indebtedness to Consolidated EBITDA (as defined in the revolving credit facility agreement) of 0.6 to 1.0 and a ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the revolving credit facility agreement) of 123.9 to 1.0.

As of September 30, 2011, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

On September 21, 2011, we filed a registration statement on Form S-4 with the Securities and Exchange Commission in accordance with the registration rights agreement outlining our offer to exchange our $3.0 billion senior notes for substantially identical notes without transfer restrictions. The registration statement was deemed effective on October 7, 2011 and the exchange offer for the Notes is pending. The holders of the Notes have until November 14, 2011 (unless such date is extended) to tender their notes in the exchange offer.

On October 26, 2011, our Board of Directors approved a 25 cents per share dividend, payable December 12, 2011 to stockholders of record at the close of business on November 16, 2011.

We have a capital and investment budget, including capitalized interest, of $1.38 billion for 2011. The primary focus of the 2011 budget is continuation of the Detroit refinery heavy oil upgrading and expansion project. The budget also includes spending on other refining, transportation, logistics and marketing projects as well as amounts designated for corporate activities. We continuously evaluate our capital budget and make changes as conditions warrant. There have been no significant changes to our 2011 capital and investment budget since the Form 10 was filed.

Our cash-adjusted debt-to-capital ratio (total debt-minus-cash to total debt-plus-stockholders’ equity-minus-cash) was 3 percent at September 30, 2011, compared to 16 percent at June 30, 2011.

(In millions)	September 30, 2011	June 30, 2011
Long-term debt due within one year	$14	$12
Long-term debt	3,285	3,262

Total debt	$3,299	$3,274

Cash and cash equivalents	$2,957	$1,622
Stockholders’ equity	10,049	8,977
Calculation:
Total debt	$3,299	$3,274
Minus cash	2,957	1,622

Total debt minus cash	$342	$1,652

Total debt	$3,299	$3,274
Plus stockholders’ equity	10,049	8,977
Minus cash	2,957	1,622

Total debt plus stockholders’ equity minus cash	$10,391	$10,629

Cash-adjusted debt-to-capital ratio	3%	16%

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

Contractual Cash Obligations

The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of September 30, 2011:

(In millions)	Total	2011	2012-2013	2014-2015	Later Years
Long-term debt (excludes interest) (a)	$3,000	$—	$—	$—	$3,000
Capital lease obligations	582	6	71	89	416
Operating lease obligations	692	37	269	219	167
Purchase obligations:
Crude oil, feedstock, refined product and ethanol contracts (b)	9,967	7,399	1,582	571	415
Transportation and related contracts	484	45	168	71	200
Contracts to acquire property, plant and equipment (c)	554	313	240	1	—
Service and materials contracts (d)	1,374	103	441	258	572

Total purchase obligations	12,379	7,860	2,431	901	1,187
Other long-term liabilities reported in the consolidated balance sheet (e)	1,481	28	525	423	505

Total contractual cash obligations	$18,134	$7,931	$3,296	$1,632	$5,275

(a)	We anticipate cash payments for interest of $318 million for 2012-2013, $317 million for 2014-2015 and $2.37 billion for later years for a total of $3.0 billion.
(b)	These contracts include variable price arrangements.
(c)	Includes obligations to advance funds to equity method investees.
(d)	Includes contracts to purchase services such as utilities, supplies and various other maintenance and operating services.
(e)	Primarily includes obligations for pension and other postretirement benefits including medical and life insurance, which we have estimated through 2020.

Transactions with Related Parties

Following completion of the Spin-Off on June 30, 2011, Marathon Oil retained no ownership interest in us and is no longer a related party.

Purchases of crude oil and natural gas from Marathon Oil accounted for five percent or less of our total cost of revenues and purchases from related parties for the periods prior to the Spin-Off. Related party purchases of crude oil and natural gas from Marathon Oil were at market-based contract prices. The crude oil prices were based on indices that represented market value for time and place of delivery and that were also used in third-party contracts. The natural gas prices equaled the price at which Marathon Oil purchased the natural gas from third parties plus the cost of transportation.

We believe that transactions with related parties, other than certain transactions with Marathon Oil to effect the Spin-Off and related to the provision of administrative services, were conducted under terms comparable to those with unrelated parties.

On May 25, 2011, we entered into a separation and distribution agreement and several other agreements with Marathon Oil to effect the Spin-Off and to provide a framework for our relationship with Marathon Oil. Because the terms of our separation from Marathon Oil and these agreements were entered into in the context of a related-party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties. See note 3 to the unaudited consolidated financial statements for further discussion of activity with related parties.

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

We have provided various guarantees related to equity method investees. In conjunction with the Spin-Off, we entered into various indemnities and guarantees to Marathon Oil. These arrangements are described in note 19 to the unaudited consolidated financial statements.

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

We have spent $616 million from 2008 through September 30, 2011 to comply with MSAT II regulations relating to benzene content in refined products. We have finalized our strategic approach to comply with MSAT II regulations and all MSAT compliance units are in operation as of September 30, 2011. We estimate that total MSAT II expenditures will be approximately $625 million. The cost estimates are forward-looking statements and are subject to change as costs are finalized in 2011.

For more information on environmental regulations that impact us, or could impact us, see “Business—Environmental Matters” in the Form 10 and for information on legal proceedings related to environmental matters, lawsuits and other contingencies, see “Business—Legal Proceedings,” in the Form 10 and note 19 to the unaudited consolidated financial statements.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2011. For a further discussion of the judgments management makes in applying its accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates in the Form 10.

Accounting Standards Not Yet Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring additional qualitative and quantitative disclosures for a company’s participation in multiemployer pension and multiemployer postretirement benefit plans. The additional required disclosures are intended to provide clarity about the plan itself and increase awareness about the commitments and potential future cash flows of an employer involved in a multiemployer plan. The new disclosure requirements are effective for MPC for the year ending December 31, 2011, and will be applied retrospectively for all prior periods presented. Early adoption is permitted. The adoption of this accounting standards update will not have an impact on our consolidated results of operations, financial position or cash flows.

In September 2011, the FASB issued an accounting standards update giving an entity the option to use a qualitative assessment to determine whether or not the entity is required to perform the two step goodwill impairment test. If, through a qualitative assessment, an entity determines that it is not more likely than not that fair value of a reporting unit is less than the carrying amount, the entity is not required to perform the two step goodwill impairment test. The amendments in the update are effective for annual and interim goodwill testing performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this accounting standards update will not have an impact on our consolidated results of operations, financial position or cash flows.

The FASB amended the reporting standards for comprehensive income in June 2011 to eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The accounting standards update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. Early application is permitted. This adoption of this accounting standards update will not have an impact on our consolidated results of operations, financial position or cash flows.

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

Disclosures about how derivatives are reported in our consolidated financial statements and how fair values of our derivative instruments are measured may be found in note 14 and note 15 to the unaudited consolidated financial statements.

Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2011 is provided in the following table.

	Incremental Change in IFO from a Hypothetical Price Increase of		Incremental Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of September 30, 2011
Crude	$(105)	$(258)	$107	$266
Refined Products	(1)	(3)	1	3

We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.

We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2011 would cause future IFO effects to differ from those presented above.

Sensitivity analysis of the projected incremental effect of a hypothetical 100-basis-point parallel shift in interest rates on financial assets and liabilities as of September 30, 2011 is provided in the following table.

(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities) (a)
Interest rate swap agreements	$19	(b)	$17	(c)
Long-term debt (d)	(3,167	) (b)	319	(c)

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
(c)

For the interest rate swap agreements, this assumes a 100-basis-point decrease in the effective swap rate at September 30, 2011. For long-term debt, this assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2011.

(d)	Excludes capital leases.

At September 30, 2011, our portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

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

During the quarter ended September 30, 2011, in conjunction with our separation into a stand-alone public company, MPC has expanded its treasury, accounting, financial reporting, tax, legal and information technology departments, and has modified its policies, as needed, to meet all regulatory requirements on a stand-alone basis. As a result, additional procedures in our internal control over financial reporting related to these activities have been implemented.

Supplemental Statistics (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Segment Income from Operations
Refining & Marketing	$1,711	$352	$3,773	$497
Speedway	85	105	198	228
Pipeline Transportation	56	39	161	131

Segment income from operations	1,852	496	4,132	856
Items not allocated to segments	(93)	(53)	(229)	(196)

Income from operations	$1,759	$443	$3,903	$660

Capital Expenditures and Investments(a)
Refining & Marketing	$224	$228	$600	$713
Speedway(b)	19	15	121	33
Pipeline Transportation	31	6	69	15
Other(c)	31	26	104	75

Total	$305	$275	$894	$836

(a)	Capital expenditures include changes in capital accruals.
(b)	Includes $74 million acquisition of 23 convenience stores in May 2011. See Note 13 to unaudited consolidated financial statements.
(c)	Includes capitalized interest.

Supplemental Statistics (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)	1,625	1,681	1,589	1,550
Refining & Marketing Operating Statistics
Refinery Runs (thousands of barrels per day):
Crude oil refined	1,201	1,263	1,171	1,166
Other charge and blend stocks	167	182	183	148

Total	1,368	1,445	1,354	1,314

Refined Product Yields (thousands of barrels per day):
Gasoline	724	785	733	706
Distillates	433	439	424	392
Propane	25	27	25	24
Feedstocks and special products	122	113	118	108
Heavy fuel oil	19	28	20	24
Asphalt	63	80	57	79

Total	1,386	1,472	1,377	1,333

Refining and Marketing Refined Product Sales Volumes (thousands of barrels per day)(b)	1,610	1,670	1,571	1,538
Refining and Marketing Gross Margin (dollars per gallon)(c)	$0.3138	$0.0893	$0.2452	$0.0598
Speedway Operating Statistics
Convenience stores at period-end	1,374	1,594
Gasoline & distillates sales (millions of gallons)	775	869	2,193	2,500
Gasoline & distillates gross margin (dollars per gallon)(d)	$0.1257	$0.1373	$0.1277	$0.1193
Merchandise sales (in millions)	$797	$867	$2,203	$2,430
Merchandise gross margin (in millions)	$200	$215	$536	$600
Pipeline Transportation Operating Statistics
Pipeline Barrels Handled (thousands of barrels per day)(e):
Crude oil trunk lines	1,205	1,290	1,200	1,210
Refined products trunk lines	1,128	1,061	1,039	913

Total	2,333	2,351	2,239	2,123

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.
(b)	Includes intersegment sales.
(c)	Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation, divided by Refining and Marketing segment refined product sales volumes.
(d)

The price paid by consumers, less the cost of refined products, including transportation and consumer excise taxes, and the cost of bankcard processing fees, divided by gasoline and distilliate sales volumes.

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

In May 2007, the Kentucky Attorney General filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleges that we overcharged customers by $89 million during September and October 2005. The complaint seeks disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. We are vigorously defending this litigation. If it is resolved unfavorably, it could materially impact our consolidated results of operations, financial position or cash flows. We believe that this is the first lawsuit for damages and injunctive relief under the Kentucky emergency pricing laws to progress this far and it contains many novel issues. In May 2011, the Kentucky Attorney General amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky Governor on April 26, 2011 and which have since expired. The court denied the Attorney General’s request for immediate injunctive relief, and the remainder of the 2011 claims likely will be resolved along with those dating from 2005. The ultimate outcome of the 2007 lawsuit, including the claims related to our 2011 pricing, and any financial effect on us, remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made for this lawsuit at this time.

We are a defendant, along with other refining and marketing companies, in eight lawsuits pending in six states, in which a total of fourteen plaintiffs seek to recover damages alleged to have resulted from methyl tertiary-butyl ether (“MTBE”) contamination in groundwater. We, along with other refining and marketing companies, settled a number of lawsuits pertaining to MTBE in 2008. We settled additional MTBE-related lawsuits in 2009 and 2010. In settling the previous lawsuits, we did not admit liability. Like the lawsuits we previously settled, all of the pending lawsuits are consolidated in a multi-district litigation (“MDL”) in the Southern District of New York for pretrial proceedings. Plaintiffs in the pending MTBE lawsuits allege damages to water supply wells from contamination of groundwater by MTBE, similar to the damages claimed in the lawsuits previously settled. In addition, in one of the lawsuits the New Jersey Department of Environmental Protection also seeks to recover the cost of remediating MTBE contamination of ground and surface water not being used for public water supply purposes, as well as natural resources damages allegedly resulting from such contamination. We are vigorously defending these pending lawsuits, which are in various phases of discovery. On May 16, 2011, the Court entered a 90-day standstill and tolling agreement in the MDL for parties to discuss resolution of the seven pending lawsuits excluding the State of New Jersey lawsuit, and similar claims by three additional parties that have not yet filed lawsuits. On August 3, 2011, the Court extended the stay for an additional 45 days. At this time, no further hearings are scheduled to permit the parties to continue the settlement process. Based upon our experience and amounts paid in connection with the settlement of other MTBE lawsuits, we do not expect our share of liability for these lawsuits or any future MTBE lawsuits to materially impact our consolidated results of operations, financial position or cash flows. However, the ultimate outcome of pending or future MTBE lawsuits, including any financial effect on us, remains uncertain. We voluntarily discontinued distributing MTBE containing gasoline in, at the latest, 2002.

We are a defendant in a number of other lawsuits and other proceedings arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the resolution of these other lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Environmental Proceedings

The following is a summary of certain proceedings involving us that were pending or contemplated as of September 30, 2011 under federal and state environmental laws.

On October 3, 2011, we received a revised Stipulated Agreement from the Minnesota Pollution Control Agency (the “MPCA”) regarding the wastewater treatment plant lagoons located at our former St. Paul Park refinery. The MPCA has alleged six violations of environmental law, including whether we stored, treated and disposed of hazardous waste in a lagoon without a permit. The MPCA penalty demand included in the draft Stipulated Agreement is in excess of $100,000.

We have been in discussions with the U.S. Environmental Protection Agency to proactively enter into a consent decree regarding the operation of our flares at our six refineries in order to minimize flare emissions. Once finalized, the consent decree may include a civil penalty in excess of $100,000.

In September 2011, Marathon Petroleum Company LP received an Enforcement Notice from the Michigan Department of Environmental Quality (the “MDEQ”) regarding a product release at a facility in Stockbridge, Michigan. In the Enforcement Notice, MDEQ alleges certain environmental violations involving Michigan’s water protection laws, but does not propose a civil penalty.

Administrative Proceedings

The U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Notice of Probable Violation, Proposed Civil Penalty, and Proposed Compliance Order (the “NOPV”) to Marathon Pipe Line LLC (“MPL”) related to the March 10, 2009 incident at St. James, Louisiana. PHMSA has proposed a civil penalty in the amount of approximately $1 million. On January 25, 2011, MPL filed its request for a hearing in response to the NOPV. Negotiations between MPL and PHMSA continue in an effort to resolve this matter.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	column(a)	column(b)	column (c)	column (d)
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/11 - 07/31/11	353	$44.22	—	—
08/01/11 - 08/31/11	826	44.69	—	—
09/01/11 - 09/30/11	666	37.57	—	—

Total	1,845	$42.03	—

(a)	1,845 shares of our common stock were delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.

3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/11	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	10	3.2	5/26/11	001-35054
10.1	Receivables Purchase Agreement, dated July 1, 2011, by and among Marathon Petroleum Company LP, MPC Trade Receivables Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Sole Lead Arranger, certain committed purchasers and conduit purchasers that are parties thereto from time to time and the other parties thereto from time to time	8-K	10.1	7/7/11	001-35054
10.2	Receivables Sale Agreement, dated July 1, 2011, by and between Marathon Petroleum Company LP and MPC Trade Receivables Company LLC	8-K	10.2	7/7/11	001-35054
10.3	Amended and Restated Receivables Purchase Agreement, dated as of October 1, 2011, by and among Marathon Petroleum Company LP, MPC Trade Receivables Company LLC, JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities LLC, as Sole Lead Arranger, certain committed purchasers and conduit purchasers that are parties thereto from time to time and other parties thereto from time to time	8-K	10.1	10/6/11	001-35054
10.4	Amended and Restated Receivables Sale Agreement, dated as of October 1, 2011, by and between Marathon Petroleum Company LP and MPC Trade Receivables Company LLC	8-K	10.2	10/6/11	001-35054
12.1	Computation of Ratio of Earnings to Fixed Charges					X
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document.						X
101.SCH	XBRL Taxonomy Extension Schema.						X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.						X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.						X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.						X
101.LAB	XBRL Taxonomy Extension Label Linkbase.						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2011	MARATHON PETROLEUM CORPORATION

	By:	/s/ Michael G. Braddock
Michael G. Braddock Vice President and Controller