Form 10-K
period 2011-12-31
Marathon Petroleum Corp
filed 2012-02-29
CIK 1510295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission file number 001-35054

Marathon Petroleum Corporation

(Exact name of registrant as specified in its charter)

Delaware	27-1284632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

539 South Main Street, Findlay, OH 45840-3229

(Address of principal executive offices)

(419) 422-2121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2011 was approximately $14.7 billion. This amount is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange “When Issued” market on June 30, 2011 and the number of shares of registrant’s Common Stock issued pursuant to its spinoff from Marathon Oil Corporation on June 30, 2011. The registrant’s Common Stock began trading on the New York Stock Exchange “Regular Way” market on July 1, 2011. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.

There were 347,614,133 shares of Marathon Petroleum Corporation Common Stock outstanding as of February 15, 2012.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement relating to its 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

MARATHON PETROLEUM CORPORATION

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries, and for periods prior to its spinoff from Marathon Oil Corporation, the Refining, Marketing & Transportation Business of Marathon Oil Corporation.

Disclosures Regarding Forward-Looking Statements

This Annual Report on Form 10-K, particularly Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should” or “would” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, refining and marketing gross margins, retail gasoline and distillate gross margins, merchandise margins, income from operations, net income or earnings per share;

•	anticipated volumes of feedstock, throughput, sales or shipments of refined products;

•	anticipated levels of regional, national and worldwide prices of crude oil and refined products;

•	anticipated levels of crude oil and refined product inventories;

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets;

•	the effect of restructuring or reorganization of business components;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

We have based our forward-looking statements on our current expectations, estimates and projections about our industry and our company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	changes in general economic, market or business conditions;

•	domestic and foreign supplies of crude oil and other feedstocks;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree on and to influence crude oil price and production controls;

•	domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;

•	foreign imports of refined products;

•	refining industry overcapacity or undercapacity;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transportation for crude oil, feedstocks and refined products;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;

•	fluctuations in consumer demand for refined products, including seasonal fluctuations;

•	political and economic conditions in nations that consume refined products, including the United States, and in crude oil producing regions, including the Middle East, Africa and South America;

•	actions taken by our competitors, including pricing adjustments, expansion of retail activities, and the expansion and retirement of refining capacity in response to market conditions;

•	changes in fuel and utility costs for our facilities;

•	delay of, cancellation of or failure to implement planned capital projects and realize the benefits projected for such projects, or cost overruns associated with such projects;

•	accidents or other unscheduled shutdowns affecting our refineries, machinery, pipelines or equipment, or those of our suppliers or customers;

•	unusual weather conditions and natural disasters, which can unforeseeably affect the price or availability of crude oil and other feedstocks and refined products;

•	acts of war, terrorism or civil unrest that could impair our ability to produce or transport refined products or receive feedstocks;

•	legislative or regulatory action, which may adversely affect our business or operations;

•	rulings, judgments or settlements in litigation or other legal, tax or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	labor and material shortages;

•	the maintenance of satisfactory relationships with labor unions and joint venture partners;

•	the ability and willingness of parties with whom we have material relationships to perform their obligations to us;

•	changes in the credit ratings assigned to our debt securities and trade credit, changes in the availability of unsecured credit and changes affecting the credit markets generally; and

•	the other factors described Item 1A. Risk Factors.

We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

PART I

Item 1. Business

Overview

Marathon Petroleum Corporation (“MPC”) was incorporated in Delaware on November 9, 2009 in connection with an internal restructuring of Marathon Oil Corporation (“Marathon Oil”). On May 25, 2011, the Marathon Oil board of directors approved the spinoff of its Refining, Marketing & Transportation Business (“RM&T Business”) into an independent, publicly traded company, MPC, through the distribution of MPC common stock to the stockholders of Marathon Oil common stock. In accordance with a separation and distribution agreement between Marathon Oil and MPC, the distribution of MPC common stock was made on June 30, 2011, with Marathon Oil stockholders receiving one share of MPC common stock for every two shares of Marathon Oil common stock held (the “Spinoff”). Marathon Oil received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the distribution of shares of MPC common stock in the Spinoff qualifies as tax-free to Marathon Oil, MPC and Marathon Oil stockholders for U.S. federal income tax purposes under Sections 355 and 368(a) and related provisions of the Internal Revenue Code of 1986. Following the Spinoff, Marathon Oil retained no ownership interest in MPC, and each company had separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the Spinoff was filed by MPC with the Securities and Exchange Commission and was declared effective on June 6, 2011. All subsidiaries and equity method investments not contributed by Marathon Oil to MPC remained with Marathon Oil. On July 1, 2011, our common stock began trading “regular-way” on the New York Stock Exchange (“NYSE”) under the ticker symbol “MPC”.

We are one of the largest petroleum product refiners, marketers and transporters in the United States. Our operations consist of three business segments:

•

Refining & Marketing—refines crude oil and other feedstocks at our six refineries in the Gulf Coast and Midwest regions of the United States, purchases ethanol and refined products for resale and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway business segment and to dealers and jobbers who operate Marathon® retail outlets;

•	Speedway—sells transportation fuels and convenience products in the retail market in the Midwest, primarily through Speedway® convenience stores; and

•

Pipeline Transportation—transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes, among other transportation-related assets, a majority interest in LOOP LLC, which is the owner and operator of the only U.S. deepwater oil port.

See Item 8. Financial Statements and Supplementary Data – Note 8 for operating segment and geographic financial information, which is incorporated herein by reference.

On December 1, 2010, we completed the sale of most of our Minnesota Assets. These assets included the 74,000 barrel-per-day St. Paul Park refinery and associated terminals, 166 convenience stores primarily branded SuperAmerica® (including six stores in Wisconsin) along with the SuperMom’s® bakery (a baked goods and sandwich supply operation) and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. We refer to these assets as the “Minnesota Assets.” The operating statistics included in this section reflect the exclusion of these assets, except as otherwise indicated. See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on the disposition of these assets.

Our Competitive Strengths

High Quality Asset Base

We believe we are the largest crude oil refiner in the Midwest and the fifth largest in the United States based on crude oil refining capacity. We currently own a six-plant refinery network with approximately 1.2 million barrels per calendar day (“mmbpcd”) of crude oil throughput capacity. Our refineries process a wide range of crude oils, including heavy and sour crude oils, which can generally be purchased at a discount to sweet crude, and produce transportation fuels such as gasoline and distillates, as well as other refined products.

Strategic Location

The geographic locations of our refineries and our extensive midstream distribution system provide us with strategic advantages. Located in Petroleum Administration for Defense District (“PADD”) II and PADD III, which consist of states in the Midwest and the Gulf Coast regions of the United States, our refineries have the ability to procure crude oil from a variety of supply sources, including domestic, Canadian and other foreign sources, which provides us with flexibility to optimize supply costs. For example, geographic proximity to Canadian crude oil supply sources allows our refineries to incur lower transportation costs than competitors transporting Canadian crude oil to the Gulf Coast for refining. Our refinery locations and midstream distribution system also allow us to access export markets and to serve a broad range of key end-user markets across the United States quickly and cost-effectively.

Attractive Growth Opportunities Through Internal Projects

We believe that we have attractive growth opportunities through internal capital projects. In 2009, we completed a major expansion project at our Garyville, Louisiana refinery, which initially expanded the crude oil refining capacity of this refinery by 180 thousand barrels per calendar day (“mbpcd”) to 436 mbpcd. We have continued

to debottleneck the expanded refinery and have increased the crude oil refining capacity to 490 mbpcd as of December 31, 2011. The Garyville major expansion project has enhanced our scale efficiency, our feedstock flexibility and access to global markets. We are also continuing work on a $2.2 billion (excluding capitalized interest) heavy oil upgrading and expansion project at our Detroit, Michigan refinery. We expect construction will be completed in the third quarter of 2012 with full integration into the refinery by year-end 2012. The project will enable the refinery to process additional heavy, sour crude oils, including Canadian bitumen blends, which have traded at a steep discount to light sweet crude oil, and is expected to increase the refinery’s crude oil refining capacity by approximately 15 thousand barrels per day (“mbpd”).

Extensive Midstream Distribution Networks

We believe the relative scale of our transportation and distribution assets and operations distinguishes us from other refining and marketing companies. We currently own, lease or have ownership interests in approximately 8,300 miles of crude oil and refined product pipelines. We are one of the largest petroleum pipeline companies in the United States on the basis of total volume delivered. We also own one of the largest private domestic fleets of inland petroleum product barges and one of the largest terminal operations in the United States, as well as trucking and rail assets. We operate this system in coordination with our refining and marketing network, which enables us to optimize feedstock and raw material supplies and refined product distribution. This in turn results in economy-of-scale advantages that contribute to profitability.

Competitively Positioned Marketing Operations

We are one of the largest wholesale suppliers of gasoline and distillates to resellers within our market area. We have two strong retail brands: Speedway® and Marathon®. We believe our 1,371 Speedway® convenience stores, which we operate through a wholly owned subsidiary, Speedway LLC, comprise the fourth largest chain of company-owned and operated retail gasoline and convenience stores in the United States. The Marathon brand is an established motor fuel brand in the Midwest and Southeast regions of the United States, and is available through more than 5,000 retail outlets operated by jobbers and dealers in 18 states. We believe our distribution system allows us to maximize the sales value of our products and minimize cost.

Established Track Record of Profitability and Diversified Income Stream

We have demonstrated an ability to achieve positive financial results throughout all stages of the recent business cycle. Our historical net income in 2011, 2010 and 2009 was $2.39 billion, $623 million and $449 million, respectively. We believe our business mix and strategies position us well to continue to achieve competitive financial results.

As shown in the following chart, income from operations attributable to the Speedway and Pipeline Transportation segments is less sensitive to business cycles while income from operations for the Refining & Marketing segment fluctuates to a greater degree.

Our Business Strategies

Maintain Investment Grade Credit Profile

As of December 31, 2011, we had $3.08 billion in cash and cash equivalents and $3.0 billion in unused committed credit facilities. We also had $3.31 billion of debt at year-end, which represented only 26 percent of our total capitalization. This strong balance sheet and liquidity position helped support our investment-grade credit profile that we have had since the Spinoff and continues to be a strategic objective as we go forward.

Balance Investments in the Business with Return of Capital to Stockholders

A significant decision we make is how to use the cash that we generate to maximize stockholder value. In October 2011, the board of directors authorized a 25 percent increase in the quarterly dividend and in February 2012, the repurchase of up to $2.0 billion of our common stock over the next two years. We also seek to increase stockholder value by investing in acquisitions, capital additions and other commercial opportunities.

Pursue Growth by Expanding and Upgrading Existing Asset Base

We continually evaluate opportunities to expand our existing asset base and consider capital projects that enhance our core competitiveness in the refining, marketing and transportation businesses. Examples include our Garyville refinery major expansion project completed in 2009 and our on-going heavy oil upgrading and expansion project at our Detroit, Michigan refinery. We will continue to pursue other organic growth opportunities that provide an attractive return on capital.

Increase Profitability Through Margin Improvement

We intend to increase the profitability of our existing assets by pursuing a number of margin improvement opportunities, including increasing our feedstock flexibility and our production of high-value end products.

Selectively Pursue Acquisitions

We will continue to evaluate potential acquisitions, with the aim of increasing earnings while maintaining financial discipline. For example, our Speedway segment completed the acquisition of 23 convenience stores in the Chicago market in 2011 and we announced on February 9, 2012 that Speedway signed an agreement to acquire an additional 88 convenience stores throughout Indiana and Ohio from GasAmerica Services, Inc. We intend to continue growing the Speedway segment, in part, by acquisition.

Evaluate Strategic Alternatives for Midstream Assets

On February 1, 2012, we announced that we are evaluating strategic alternatives with respect to certain of our midstream assets, including, but not limited to, the possible formation and initial public offering of a master limited partnership (“MLP”). Midstream assets are generally considered those involved in transportation, storage and logistics operations. If we determine to further pursue an initial public offering of an MLP, we would not expect to file a registration statement before the end of the second quarter of 2012.

The above discussion contains forward-looking statements with respect to our business strategies, including our midstream asset evaluation. There can be no assurance that we will be successful, in whole or in part, in pursuing our business strategies, including whether our evaluation of our midstream assets will lead to an initial public offering of an MLP or any other transaction, or that if any transaction is further pursued, that it will be consummated. Some of the factors that could affect the midstream asset evaluation and the outcome of such evaluation include risks relating to securities markets generally, the impact of adverse market conditions affecting our midstream business, adverse changes in laws including with respect to tax and regulatory matters and other risks.

Refining & Marketing

We currently own and operate six refineries in the Gulf Coast and Midwest regions of the United States with an aggregate crude oil refining capacity of approximately 1.2 mmbpcd as of December 31, 2011. During 2011, our refineries processed 1,177 mbpd of crude oil and 181 mbpd of other charge and blend stocks. During 2010 (including the St. Paul Park refinery until December 1), our refineries processed 1,173 mbpd of crude oil and 162 mbpd of other charge and blend stocks. The table below sets forth the location and crude oil refining capacity of each of our refineries.

Refinery	December 31, 2011 Crude Oil Refining Capacity (mbpcd) (a)

Garyville, Louisiana	490

Catlettsburg, Kentucky	233

Robinson, Illinois	206

Detroit, Michigan	106

Texas City, Texas	80

Canton, Ohio	78

Total	1,193

(a)	Refining throughput can exceed crude oil capacity due to the processing of other feedstocks in addition to crude oil and the timing of planned turnaround and major maintenance activity.

Our refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries process a wide variety of crude oils and produce numerous refined products, ranging from transportation fuels, such as reformulated gasolines, blend-grade gasolines intended for blending with fuel ethanol and ultra-low-sulfur diesel fuel, to heavy fuel oil and asphalt. Additionally, we manufacture aromatics, propane, propylene, cumene and sulfur. Our refineries are integrated with each other via pipelines, terminals and barges to maximize operating efficiency. The transportation links that connect our refineries allow the movement of intermediate products between refineries to optimize operations, produce higher margin products and utilize our processing capacity efficiently. For example, naphtha may be moved from Texas City to Robinson where excess reforming capacity is available. Also, by shipping intermediate products between facilities during partial refinery shutdowns, we are able to utilize processing capacity that is not directly affected by the shutdown work.

Garyville, Louisiana Refinery. Our Garyville, Louisiana refinery is located along the Mississippi River in southeastern Louisiana between New Orleans and Baton Rouge. The Garyville refinery is configured to process heavy sour crude oil into products such as gasoline, distillates, asphalt, polymer grade propylene, propane, isobutane, sulfur and fuel-grade coke. An expansion project was completed in the fourth quarter of 2009 that increased Garyville’s crude oil refining capacity, making it one of the largest refineries in the U.S. Our Garyville refinery has earned designation as a U.S. Occupational Safety and Health Administration (“OSHA”) Voluntary Protection Program (“VPP”) Star site.

Catlettsburg, Kentucky Refinery. Our Catlettsburg, Kentucky refinery is located in northeastern Kentucky on the western bank of the Big Sandy River, near the confluence with the Ohio River. The Catlettsburg refinery processes sweet and sour crude oils into products such as gasoline, distillates, asphalt, cumene, petrochemicals, propane and propylene.

Robinson, Illinois Refinery. Our Robinson, Illinois refinery is located in southeastern Illinois. The Robinson refinery processes sweet and sour crude oils into products such as multiple grades of gasoline, distillates, anode-grade coke, propane, butane and propylene. The Robinson refinery has earned designation as an OSHA VPP Star site.

Detroit, Michigan Refinery. Our Detroit, Michigan refinery is located near Interstate 75 in southwest Detroit. It is the only petroleum refinery currently operating in Michigan. The Detroit refinery processes light sweet and heavy sour crude oils, including Canadian crude oils, into products such as gasoline, distillates, asphalt, slurry, propane, and propylene. Our Detroit refinery earned designation as a Michigan VPP Star site in 2010. In 2007, we approved a heavy oil upgrading and expansion project at this refinery, with a current projected cost of $2.2 billion (excluding capitalized interest). This project will enable the refinery to process an additional 80 mbpd of heavy sour crude oils, including Canadian bitumen blends, and will increase its total crude oil refining capacity by approximately 15 mbpd. Construction began in the first half of 2008 and overall progress reached 85 percent completion at December 31, 2011. The project is expected to complete construction in the third quarter of 2012 with full integration into the refinery by year-end 2012.

Canton, Ohio Refinery. Our Canton, Ohio refinery is located approximately 60 miles southeast of Cleveland, Ohio. The Canton refinery processes sweet and sour crude oils into products such as gasoline, distillates, asphalt, propane, slurry and roofing flux.

Texas City, Texas Refinery. Our Texas City, Texas refinery is located on the Texas Gulf Coast approximately 30 miles south of Houston, Texas. The refinery processes sweet crude oil into products such as gasoline, chemical grade propylene, propane, slurry and aromatics.

Planned maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail.

The above discussion includes forward-looking statements concerning the Detroit refinery heavy oil upgrading and expansion project. Some factors that could affect this project include transportation logistics, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third-party approvals and other risks customarily associated with construction projects.

Refined Product Yields

The following table sets forth our refinery production (including the St. Paul Park refinery until December 1, 2010) by product group for each of the last three years.

Refined Product Yields (mbpd)	2011	2010	2009

Gasoline	739	726	669

Distillates	433	409	326

Propane	25	24	23

Feedstocks and special products	109	97	62

Heavy fuel oil	21	24	24

Asphalt	56	76	66

Total	1,383	1,356	1,170

Crude Oil Supply

We obtain most of the crude oil we refine through negotiated contracts and purchases or exchanges on the spot market. Our crude oil supply contracts are generally term contracts with market-related pricing provisions. The following table provides information on our sources of crude oil for each of the last three years (including the St. Paul Park refinery until December 1, 2010). The crude oil sourced outside of North America was acquired from various foreign national oil companies, production companies and trading companies.

Sources of Crude Oil Refined (mbpd)	2011	2010	2009

United States	668	720	613

Canada	177	115	136

Middle East and Africa	286	250	154

Other international	46	88	54

Total	1,177	1,173	957

Average cost of crude oil throughtput (dollars per barrel)	$ 102.83	$ 78.57	$ 62.10

Our refineries receive crude oil and other feedstocks and distribute our refined products through a variety of channels, including pipelines, trucks, railcars, ships and barges.

Refined Product Marketing and Distribution

We believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers and consumers within our 17-state market area in the Midwest, Gulf Coast and Southeast regions of the United States. Independent retailers, wholesale customers, Marathon-branded jobbers, our Speedway® convenience stores, airlines, transportation companies and utilities comprise the core of our customer base. In addition, we sell distillates and asphalt for export to international customers, primarily out of the Garyville refinery. Sales destined for export comprised approximately 16 percent of our distillate sales and 11 percent of our asphalt sales in 2011.

The following table sets forth, as a percentage of total refined product sales, sales of refined products to our different customer types for the past three years (including the Minnesota Assets until December 1, 2010).

Refined Product Sales by Customer Type	2011	2010	2009

Private-brand marketers, commercial and industrial customers, including spot market	72%	70%	68%

Marathon branded dealers and jobbers	17%	17%	18%

Speedway® convenience stores	11%	13%	14%

The following table sets forth the approximate number of retail outlets (by state) where dealers and jobbers maintain Marathon-branded retail outlets, as of December 31, 2011:

State	Approximate Number of Marathon® Retail Outlets
Alabama	138

Florida	262

Georgia	266

Illinois	439

Indiana	652

Kentucky	599

Maryland	1

Michigan	779

Minnesota	82

North Carolina	314

Ohio	871

Pennsylvania	24

South Carolina	128

Tennessee	172

Texas	1

Virginia	138

West Virginia	99

Wisconsin	81

Total	5,046

The following table sets forth our refined products sales volumes by product group and our average sales price for each of the last three years (including the Minnesota Assets until December 1, 2010).

Refined Product Sales (mbpd)	2011	2010	2009
Gasoline	908	912	819

Distillates	459	434	355

Propane	25	24	23

Feedstocks and special products	111	103	75

Heavy fuel oil	19	23	24

Asphalt	59	77	69

Total	1,581	1,573	1,365

Average sales price, including consumer excise taxes (dollars per barrel)	$ 123.14	$ 94.13	$ 77.91

As of December 31, 2011, we owned and operated 62 light product and 21 asphalt terminals. In addition, we distribute through approximately 52 third-party light product and 12 third-party asphalt terminals in our market area. As of that date, our marine transportation operations included 15 towboats, as well as 167 owned and 14 leased barges that transport refined products on the Ohio, Mississippi and Illinois rivers and their tributaries, as well as the Intercoastal Waterway. We lease or own approximately 1,950 railcars of various sizes and capacities for movement and storage of refined products. In addition, we own 124 transport trucks for the movement of refined products.

Gasoline and Distillates. We sell gasoline, gasoline blendstocks and distillates (including No. 1 and No. 2 fuel oils, kerosene, jet fuel and diesel fuel) to wholesale customers, Marathon-branded jobbers and dealers and our Speedway® convenience stores in the Midwest, Gulf Coast and Southeast regions of the United States and on the spot market. In addition, we sell diesel fuel for export to international customers. We sold 56 percent of our gasoline sales volumes and 89 percent of our distillates sales volumes on a wholesale or spot market basis in 2011. The demand for gasoline and distillates is seasonal in many of our markets, with demand typically at its highest levels during the summer months.

We have blended ethanol into gasoline for more than 20 years and began expanding our blending program in 2007, in part due to federal regulations that require us to use specified volumes of renewable fuels. Ethanol volumes sold in blended gasoline (including the Minnesota Assets until December 1, 2010) were 70 mbpd in 2011, 68 mbpd in 2010 and 60 mbpd in 2009. The future expansion or contraction of our ethanol blending program will be driven by the economics of the ethanol supply and by government regulations. We sell reformulated gasoline, which is also blended with ethanol, in parts of our marketing territory, including: Chicago, Illinois; Louisville, Kentucky; northern Kentucky; and Milwaukee, Wisconsin. We also sell biodiesel-blended diesel fuel in Illinois, Kentucky, North Carolina, Florida, Georgia and Pennsylvania.

We hold a 36 percent interest in an entity which owns and operates a 110-million-gallon-per-year ethanol production facility in Clymers, Indiana. We also own a 50 percent interest in an entity which owns a 110-million-gallon-per-year ethanol production facility in Greenville, Ohio. Both of these facilities are managed by a co-owner.

Propane. We produce propane at all six of our refineries. Propane is primarily used for home heating and cooking, as a feedstock within the petrochemical industry, for grain drying and as a fuel for trucks and other vehicles. Our propane sales are typically split evenly between the home heating market and industrial consumers.

Feedstocks and Special Products. We are a producer and marketer of feedstocks and specialty products. Product availability varies by refinery and includes propylene, cumene, dilute naphthalene oil, molten sulfur, toluene, benzene and xylene. We market all products domestically to customers in the chemical, agricultural and fuel blending industries. In addition, we have the capacity to produce 1,400 tons per calendar day of anode-grade coke at our Robinson refinery, which is used to make carbon anodes for the aluminum smelting industry, and 5,800 tons per calendar day of fuel-grade coke at the Garyville refinery, which is used for power generation and in miscellaneous industrial applications.

Heavy Fuel Oil. We produce and market heavy residual fuel oil or related components at all six of our refineries. Heavy residual fuel oil is primarily used in the utility and ship bunkering (fuel) industries, though there are other more specialized uses of the product.

Asphalt. We have refinery-based asphalt production capacity of up to 92 mbpcd. We market asphalt through 33 owned or leased terminals throughout the Midwest and Southeast. We have a broad customer base, including asphalt-paving contractors, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers. We sell asphalt in the domestic and export wholesale markets via rail, barge and vessel. We also produce asphalt cements, polymer modified asphalt, emulsified asphalt and industrial asphalts.

Speedway

Our Speedway segment sells gasoline and merchandise through convenience stores that it owns and operates, primarily under the Speedway brand. Diesel fuel is also sold at the vast majority of these convenience stores. Speedway-branded convenience stores offer a wide variety of merchandise, such as prepared foods, beverages and non-food items, including a number of private-label items. Speedy Rewards™, an industry-leading customer loyalty program, has achieved significant customer engagement over the years since its introduction in 2004. The average monthly active membership in 2011 was more than 3 million customers.

As of December 31, 2011, Speedway had 1,371 convenience stores in seven states. Revenues from sales of merchandise (including sales from convenience stores we sold as part of the December 1, 2010 sale of the Minnesota Assets) totaled $2.92 billion in 2011, $3.20 billion in 2010 and $3.11 billion in 2009. The demand for gasoline is seasonal, with the highest demand usually occurring during the summer driving season. Margins from the sale of merchandise tend to be less volatile than margins from the retail sale of gasoline and diesel fuel.

As of December 31, 2011, the Speedway segment’s convenience stores were located in the following states:

State	Number of Convenience Stores
Illinois	108
Indiana	237
Kentucky	131
Michigan	301
Ohio	471
West Virginia	60
Wisconsin	63

Total	1,371

Harris Interactive’s annual Harris Poll EquiTrend® brand equity study named Speedway the number one gasoline brand with consumers for each of the past three years. For 2011, Speedway was presented with a Convenience Retailing Award from CSP Information Group, Inc., for consumer experience provided by the Speedy Rewards™ program.

Pipeline Transportation

We own common carrier pipeline systems through Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”), both of which are wholly owned subsidiaries. These pipeline systems transport crude oil and refined products, primarily in the Midwest and Gulf Coast regions, to our refineries, our terminals and other pipeline systems. Our common carrier pipeline systems are subject to state and Federal Energy Regulatory Commission regulations and guidelines, including published tariffs for the transportation of crude oil and refined products. Our MPL and ORPL wholly owned and undivided interest common carrier systems consist of 1,707 miles of crude oil lines and 1,825 miles of refined product lines comprising 31 systems located in 11 states, as of December 31, 2011. In addition, MPL leases and operates 217 miles of common carrier refined product pipelines.

Our major MPL owned and operated crude oil lines run from: Patoka, Illinois to Catlettsburg Kentucky; Patoka, Illinois to Robinson, Illinois; Patoka, Illinois to Lima, Ohio; and Samaria, Michigan to Detroit, Michigan. In addition, MPL owns a 33 percent undivided joint interest in the Capline system, a large diameter crude oil pipeline extending from St. James, Louisiana to Patoka, Illinois; and a 26 percent undivided joint interest in the Maumee Pipeline System, a large diameter crude oil pipeline extending from Lima, Ohio to Samaria, Michigan.

Our major common carrier refined product pipelines include the owned and operated Cardinal Products Pipeline and the Wabash Pipeline. The Cardinal Products Pipeline delivers refined products from Kenova, West Virginia, to Columbus, Ohio. The Wabash Pipeline system delivers refined products from Robinson, Illinois, to various terminals in the area of Chicago, Illinois. Other significant refined product pipelines owned and operated by MPL extend from: Robinson, Illinois to Louisville, Kentucky; Robinson, Illinois to Lima, Ohio; Wood River, Illinois to Indianapolis, Indiana; Garyville, Louisiana to Zachary, Louisiana; and Texas City, Texas to Pasadena, Texas.

The MPL common carrier pipeline network is one of the largest petroleum pipeline systems in the United States, based on total volume delivered. Third parties generated 17 percent of the crude oil and refined product shipments on our MPL and ORPL common carrier pipelines in 2011. Our MPL and ORPL common carrier pipelines transported the volumes shown in the following table for each of the last three years.

Pipeline Barrels Handled (mbpd)	2011	2010	2009
Crude oil trunk lines (a)	1,184	1,204	1,113
Refined products trunk lines	1,031	968	953

Total	2,215	2,172	2,066

(a)	For all periods presented, excludes volumes transported on a crude oil system that was transferred from common carrier to private service in the fourth quarter of 2009.

As of December 31, 2011, we had partial ownership interests in the following pipeline companies that have approximately 110 miles of crude oil pipelines and 3,600 miles of refined products pipelines, including about 970 miles operated by MPL:

•	Centennial Pipeline LLC (“Centennial”) – We hold a 50% interest in Centennial which owns a refined products pipeline system connecting the Gulf Coast region with the Midwest market;

•	Explorer Pipeline Company (“Explorer”) – We hold a 17% interest in Explorer, a refined products pipeline system extending from the Gulf Coast to the Midwest;

•	LOCAP LLC (“LOCAP”) – We hold a 59% interest in LOCAP which owns a crude oil pipeline connecting the Louisiana Offshore Oil Port and the Capline system;

•

LOOP LLC (“LOOP”) – We hold a 51% interest in LOOP, the owner and operator of the Louisiana Offshore Oil Port, which is the only U.S. deepwater oil port capable of receiving crude oil from very large crude carriers, located 18 miles off the coast of Louisiana, and a crude oil pipeline connecting the port facility to storage caverns and tanks at Clovelly, Louisiana;

•	Muskegon Pipeline LLC (“Muskegon”) – We hold a 60% interest in Muskegon, which owns a refined products pipeline extending from Griffith, Indiana to North Muskegon, Michigan; and

•	Wolverine Pipe Line Company (“Wolverine”) – We hold a 6 percent interest in Wolverine, a refined products pipeline system extending from Chicago, Illinois to Toledo, Ohio.

We also own 175 miles of private crude oil pipelines, 693 miles of private refined products pipelines and private storage facilities that are operated, by MPL, for the benefit of our Refining & Marketing segment on a cost recovery basis. Our major private crude oil lines run from Lima, Ohio to Canton, Ohio; and St. James, Louisiana to Garyville, Louisiana. Our major private refined products pipelines run from Robinson, Illinois to Lima, Ohio; Martinsville, Illinois to Indianapolis, Indiana; and Princeton, Indiana to Robinson, Illinois. In addition, we own a 65 percent undivided joint interest in the Louisville-Lexington system, a refined products pipeline system extending from Louisville to Lexington, Kentucky.

Competition and Market Conditions

The downstream petroleum business is highly competitive, particularly with regard to accessing crude oil and other feedstock supply and the marketing of refined products. We compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. Based upon the “The Oil & Gas Journal 2011 Worldwide Refinery Survey,” we ranked fifth among U.S. petroleum companies on the basis of U.S. crude oil refining capacity as of January 1, 2012. We compete in four distinct markets for the sale of refined products—wholesale, spot, branded and retail distribution. We believe we compete with about 70 companies in the sale of refined products to wholesale marketing customers, including private-brand marketers and large commercial and industrial consumers; about 90 companies in the sale of refined products in the spot market; 11 refiners or marketers in the supply of refined products to refiner-branded dealers and jobbers; and approximately 240 retailers in the retail sale of refined products. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. We do not produce any of the crude oil we refine.

We also face strong competition for sales of retail gasoline, diesel fuel and merchandise. Our competitors include service stations and convenience stores operated by fully integrated major oil companies and their dealers and jobbers and other well-recognized national or regional convenience stores and travel centers, often selling gasoline, diesel fuel and merchandise at aggressively competitive prices. Non-traditional retailers, such as supermarkets, club stores and mass merchants, have affected the convenience store industry with their entrance into the retail transportation fuel business. Energy Analysts International, Inc. estimates such retailers had 12 percent of the U.S. gasoline market in 2011.

Our pipeline transportation operations are highly regulated, which affects the rates that our common carrier pipelines can charge for transportation services and the return we obtain from such pipelines.

Market conditions in the oil and gas industry are cyclical and subject to global economic and political events and new and changing governmental regulations. Our operating results are affected by price changes in crude oil, natural gas and refined products, as well as changes in competitive conditions in the markets we serve. Price differentials between sweet and sour crude oil also affect our operating results.

Demand for gasoline, diesel fuel and asphalt is higher during the spring and summer months than during the winter months in most of our markets, primarily due to seasonal increases in highway traffic and construction. As a result, the operating results for each of our segments for the first and fourth quarters are generally lower than for those in the second and third quarters of each calendar year.

Environmental Matters

Our management is responsible for ensuring that our operating organizations maintain environmental compliance systems that support and foster our compliance with applicable laws and regulations, and for reviewing our overall performance associated with various environmental compliance programs. We also have a Crisis Management Team, composed primarily of senior management, that oversees our response to any major environmental or other emergency incident involving us or any of our facilities.

We believe it is likely that the scientific and political attention to issues concerning the extent, causes of and responsibility for climate change will continue, with the potential for further regulations that could affect our operations. Currently, various legislative and regulatory measures to address greenhouse gases are in various phases of review, discussion or implementation. The cost to comply with these laws and regulations cannot be estimated at this time, but could be significant. For additional information, see Item 1A. Risk Factors. We estimate and publicly report greenhouse gas emissions from our operations and products we produce. Additionally, we continuously strive to improve operational and energy efficiencies through resource and energy conservation where practicable and cost effective.

Our operations are also subject to numerous other laws and regulations relating to the protection of the environment. These environmental laws and regulations include, among others, the Clean Air Act with respect to air emissions, the Clean Water Act (“CWA”) with respect to water discharges, the Resource Conservation and

Recovery Act (“RCRA”) with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) with respect to releases and remediation of hazardous substances and the Oil Pollution Act of 1990 (“OPA-90”) with respect to oil pollution and response. In addition, many states where we operate have similar laws dealing with similar matters. New laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with any new laws and regulations are very difficult to estimate at this time. In some cases, existing environmental laws can impose liability for the entire cost of cleanup of a contaminated site on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. The ultimate cost of cleanup under such laws can be difficult to accurately predict. In other cases, the ultimate impact of complying with existing laws and regulations may not be clearly known or determinable because certain implementing regulations for some environmental laws have not yet been finalized or, in some instances, are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the Clean Air Act and its implementing regulations, new water quality requirements and stricter fuel regulations, could result in increased capital, operating and compliance costs.

For a discussion of environmental capital expenditures and costs of compliance for air, water, solid waste and remediation, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters and Compliance Costs.

Air

We are subject to substantial requirements in connection with air emissions from our operations. The U.S. Environmental Protection Agency (“EPA”) issued an “endangerment finding” in 2009 to the effect that greenhouse gases contribute to air pollution and endanger public health and welfare. Related to this endangerment finding, in April 2010, the EPA finalized a greenhouse gas emissions standard for mobile sources (cars and light duty vehicles). The endangerment finding along with the mobile source standard and EPA’s determination that greenhouse gases are subject to regulation under the Clean Air Act, was expected to lead to widespread regulation of stationary sources of greenhouse gas emissions. As a result, the EPA issued a so-called “tailoring rule” to limit the applicability of the EPA’s major permitting programs to larger sources of greenhouse gas emissions, such as our refineries. Although legal challenges have been filed against these EPA actions, no court decisions are expected until sometime in 2012. The EPA has also issued its plan for establishing specific greenhouse gas emission requirements under the Clean Air Act. Under this plan, the EPA is expected to propose broad standards for refineries in early 2012, and is expected to issue final standards as soon as November 2012. Congress may continue to consider legislation on greenhouse gas emissions, which may include a delay in the implementation of greenhouse gas regulations by the EPA or a limitation on EPA authority to regulate greenhouse gases. Although there may be an adverse financial impact (including compliance costs, potential permitting delays and potential reduced demand for certain refined products made from crude oil) associated with any legislation, regulation or other action, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the fact that requirements have only recently been adopted and the present uncertainty regarding the additional measures and how they will be implemented. Private parties have sued various emitters of greenhouse gas emissions, but we have not been named in any of those lawsuits. Private-party litigation is also pending against federal and certain state governmental entities seeking additional greenhouse gas emission reductions beyond those currently being undertaken.

Of particular significance to our refining operations were EPA Mobile Source Air Toxics II (“MSAT II”) regulations that require reduced benzene levels in refined products. We have completed all MSAT II projects and all MSAT II compliance units were in operation as of December 31, 2011. We spent approximately $620 million over a four-year period that began in 2008 to comply with the MSAT II regulations.

The EPA is in the process of implementing regulations to address the National Ambient Air Quality Standards (the “NAAQS”) for fine particulate emissions and ozone. The EPA has proposed and finalized rules directed at electric generating units but not refineries. However, a federal court has stayed some requirements and other requirements are expected to be finalized during 2012. We cannot reasonably estimate any final financial impact of these rules until the EPA has finalized rules directed at refineries, resolved legal challenges, and the costs for implementation of the final rules have been evaluated.

The EPA has reviewed and has revised or will propose to revise NAAQS for criteria air pollutants. The EPA promulgated a revised ozone standard in March 2008, and commenced a multi-year process to develop the implementing rules required by the Clean Air Act. In 2009, the EPA announced that it would reconsider the level of the ozone standard, but then in 2011, it was announced that the ozone standard would not be further revised but would be further reviewed as part of EPA’s next periodic review of that standard. Also, in 2010, the EPA adopted new short term standards for nitrogen dioxide and sulfur dioxide. We anticipate the EPA will issue a proposed revision to the fine particulate matter (PM 2.5) standard in 2012. We cannot reasonably estimate the final financial impact of these revised NAAQS standards until the standards are finalized, implementing rules are established and judicial challenges over the revised NAAQS standards are resolved.

The EPA Boiler and Process Heater Maximum Achievable Control Technology (“Boiler MACT”) rule was finalized in March 2011 with work practice standards that are applicable to refinery and natural gas fired equipment. Under the Boiler MACT rule, we anticipate limited financial impacts from implementing the EPA’s work practice standards for existing equipment by the March 23, 2014 compliance deadline. However, the EPA is currently reconsidering most provisions of this rule and on December 23, 2011, the EPA proposed additional revisions to the Boiler MACT rule as part of its reconsideration. We cannot reasonably estimate the ultimate financial impact of the Boiler MACT rule until after the reconsideration by the EPA.

Water

We maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA and have implemented systems to oversee our compliance efforts. In addition, we are regulated under OPA-90, which amended the CWA. Among other requirements, OPA-90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA-90 requires the responsible company to pay resulting removal costs and damages. OPA-90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions.

Additionally, OPA-90 requires that new tank vessels entering or operating in U.S. waters be double-hulled and that existing tank vessels that are not double-hulled be retrofitted or removed from U.S. service, according to a phase-out schedule. All of the barges used for river transport of our raw materials and refined products meet the double-hulled requirements of OPA-90. We operate facilities at which spills of oil and hazardous substances could occur. Some coastal states in which we operate have passed state laws similar to OPA-90, but with expanded liability provisions, including provisions for cargo owner responsibility as well as ship owner and operator responsibility. We have implemented emergency oil response plans for all of our components and facilities covered by OPA-90 and we have established Spill Prevention, Control and Countermeasures (“SPCC”) plans for facilities subject to CWA SPCC requirements.

Solid Waste

We continue to seek methods to minimize the generation of hazardous wastes in our operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks (“USTs”) containing regulated substances. We have ongoing RCRA treatment and disposal operations at one of our facilities and primarily utilize offsite third-party treatment and disposal facilities. Ongoing RCRA-related costs, however, are not expected to be material to our results of operations or cash flows.

Remediation

We own or operate, or have owned or operated, certain retail outlets where, during the normal course of operations, releases of refined products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the UST regulations under RCRA has been delegated to the states, which administer their own UST programs. Our obligation to remediate such contamination varies, depending on the extent of the releases and the stringency of the laws and regulations of the states in which we operate. A portion of these remediation costs may be recoverable from the appropriate state UST reimbursement funds once the applicable deductibles have been satisfied. We also have ongoing remediation projects at a number of our refinery, terminal and pipeline locations. Penalties or other sanctions may be imposed for noncompliance.

Claims under CERCLA and similar state acts have been raised with respect to the clean-up of various waste disposal and other sites. CERCLA is intended to facilitate the clean-up of hazardous substances without regard to fault. Potentially responsible parties for each site include present and former owners and operators of, transporters to and generators of the hazardous substances at the site. Liability is strict and can be joint and several. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, we are unable to reasonably estimate our ultimate cost of compliance with CERCLA; however, we do not believe such costs will be material to our business, financial condition, results of operations or cash flows.

Mileage Standards and Renewable Fuels Requirements

In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”), which, among other things, set a target of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contains a second Renewable Fuel Standard (the “RFS2”). The EPA announced the final RFS2 regulations on February 4, 2010. The RFS2 required 13.95 billion gallons of renewable fuel usage in 2011, increasing to 36.0 billion gallons by 2022. In the near term, the RFS2 will be satisfied primarily with fuel ethanol blended into gasoline. The RFS2 presents production and logistic challenges for both the fuel ethanol and petroleum refining and marketing industries. The RFS2 has required, and may in the future continue to require, additional capital expenditures or expenses by us to accommodate increased fuel ethanol use. Within the overall 36.0 billion gallon RFS2, EISA established an advanced biofuel RFS2 volume of 1.35 billion gallons in 2011 and increases to 21.0 billion gallons by 2022. Subsets within the advanced biofuel RFS2 include 0.80 billion gallons of biomass-based diesel in 2011, which is capped at 1.0 billion gallons starting in 2012, and 0.25 billion gallons of cellulosic biofuel in 2011, increasing to 16.0 billion gallons by 2022. The EPA determined that 0.25 billion gallons of cellulosic biofuel would not be produced in 2011, and lowered the requirement to 6.6 million gallons. In addition, the requirement of 0.5 billion gallons of cellulosic biofuel for 2012 will also not be produced and the EPA has lowered the requirement to 8.65 million gallons. The advanced biofuels programs will present specific challenges in that we may have to enter into arrangements with other parties to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels. The advanced requirements for 2011 and 2012 require a substantial level of Brazilian sugarcane ethanol imports since other sources of advanced renewable fuels are not available.

We have made investments in infrastructure capable of expanding biodiesel blending capability in 2011, to be operational in 2012, to help comply with the biodiesel RFS2 requirement with physical blending as well as buying needed biodiesel Renewable Identification Numbers (“RINs”) in the EPA-created biodiesel RINs market.

On October 13, 2010, the EPA issued a partial waiver decision under the Clean Air Act to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10 percent (“E10”) to 15 percent (“E15”) for 2007 and newer light-duty motor vehicles. Then on January 21, 2011, the EPA issued a second waiver for the use of E15 in vehicles model year 2001-2006. There are numerous issues, including state and federal regulatory issues, that would need to be addressed before E15 can be marketed for use in any traditional gasoline engines. As of the end of 2011, E15 is still not a legal fuel except in flex fuel vehicles in states that do not require an ASTM International fuel.

There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in EISA and related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.

Trademarks, Patents and Licenses

Our Marathon trademark is material to the conduct of our refining and marketing operations, and our Speedway trademark is material to the conduct of our retail marketing operations. We currently hold a number of U.S. and foreign patents and have various pending patent applications. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how rather than patents and licenses in the conduct of our operations.

Employees

We had approximately 24,210 regular employees as of December 31, 2011, which includes approximately 16,739 employees of Speedway. Approximately 182 of these employees were working in the operations conducted through the Minnesota Assets, which we sold in December 2010. Approximately 2,473 employees were transitioned to the buyer in 2011, primarily from Speedway, and the remaining 182 employees transitioned in January 2012.

Certain hourly employees at our Catlettsburg, Canton and Texas City refineries are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers Union under labor agreements that were due to expire in 2012. New labor agreements were negotiated in Canton and Texas City with expiration dates of January 2015 and March 2015, respectively. The labor agreement in Catlettsburg was temporarily extended while negotiations continue on a new agreement. The International Brotherhood of Teamsters represents certain hourly employees at our Detroit refinery under a labor agreement that is scheduled to expire in January 2014.

Executive Officers of the Registrant

The executive officers of MPC and their ages as of February 1, 2012, are as follows:

Name	Age	Position with MPC
Gary R. Heminger	58	President and Chief Executive Officer

Pamela K.M. Beall	55	Vice President, Investor Relations and Government & Public Affairs

Richard D. Bedell	57	Senior Vice President, Refining

Michael G. Braddock	54	Vice President and Controller

Timothy T. Griffith	42	Vice President of Finance and Treasurer

Thomas M. Kelley	52	Senior Vice President, Marketing

Anthony R. Kenney	58	President, Speedway LLC

Rodney P. Nichols	59	Vice President, Human Resources and Administrative Services

C. Michael Palmer	58	Senior Vice President, Supply, Distribution and Planning

Garry L. Peiffer	60	Executive Vice President, Corporate Planning and Investor & Government Relations

George P. Shaffner	52	Senior Vice President, Transportation and Logistics

John S. Swearingen	52	Vice President, Health, Envirnmental, Safety & Security

Donald C. Templin	48	Senior Vice President and Chief Financial Officer

Donald W. Wehrly	52	Vice President and Chief Information Officer

J. Michael Wilder	59	Vice President, General Counsel and Secretary

With the exception of Mr. Griffith and Mr. Templin, all of the executive officers have held responsible management or professional positions with MPC, its affiliates or prior to the Spinoff with Marathon Oil or its affiliates, for more than five years.

Mr. Heminger was appointed president and chief executive officer effective June 30, 2011. Prior to this appointment, Mr. Heminger was president of Marathon Petroleum Company LP (formerly known as Marathon Ashland Petroleum LLC and Marathon Petroleum Company LLC), currently a wholly owned subsidiary of MPC and prior to the Spinoff, a wholly owned subsidiary of Marathon Oil. He assumed responsibility as president of Marathon Petroleum Company LP in September 2001.

Ms. Beall was appointed vice president, Investor Relations and Government & Public Affairs effective June 30, 2011. Prior to this appointment, Ms. Beall was vice president, Products Supply and Optimization of Marathon Petroleum Company LP beginning in June 2010. She served as vice president of Global Procurement for Marathon Oil Company between 2007 and 2010 and prior to that as organizational vice president, Business Development—Downstream.

Mr. Bedell was appointed senior vice president, Refining effective June 30, 2011. Prior to this appointment, Mr. Bedell served in the same capacity for Marathon Petroleum Company LP beginning in June 2010 and as manager, Louisiana Refining Division beginning in 2001.

Mr. Braddock was appointed vice president and controller effective June 30, 2011. Prior to this appointment, Mr. Braddock was controller of Marathon Petroleum Company LP beginning in 2008 and manager, Internal Audit between 2005 and 2008.

Mr. Griffith was appointed vice president of Finance and treasurer effective August 1, 2011. Mr. Griffith was vice president and treasurer of Cooper-Standard Automotive, a global automotive supplier, in Novi, Michigan, from 2006 to 2008. Subsequent to his position at Cooper-Standard, Mr. Griffith was vice president Investor Relations and treasurer of Smurfit-Stone Container Corporation, a packaging manufacturer, in St. Louis, Missouri.

Mr. Kelley was appointed senior vice president, Marketing effective June 30, 2011. Prior to this appointment, Mr. Kelley served in the same capacity for Marathon Petroleum Company LP beginning in January 2010. Previously, he served as director of Crude Supply and Logistics for Marathon Petroleum Company LP from January 2008, and as a Brand Marketing manager for eight years prior to that.

Mr. Kenney has served as president of Speedway LLC since August 2005.

Mr. Nichols was appointed vice president, Human Resources and Administrative Services effective June 30, 2011 and served in the same capacity for Marathon Petroleum Company LP beginning in April 1998.

Mr. Palmer was appointed senior vice president, Supply Distribution & Planning effective June 30, 2011. Prior to this appointment, Mr. Palmer served as vice president, Supply Distribution & Planning for Marathon Petroleum Company LP beginning in June 2010. He served as Crude Supply and Logistics director for Marathon Petroleum Company LP beginning in February 2010, as senior vice president, Oil Sands Operations and Commercial Activities for Marathon Oil Canada Corporation beginning in 2007, and as manager of Business Development for Marathon Petroleum Company LP beginning in 1999.

Mr. Peiffer was appointed executive vice president of Corporate Planning and Investor & Government Relations effective June 30, 2011. Prior to this appointment, Mr. Peiffer was senior vice president of Finance and Commercial Services for Marathon Petroleum Company LP beginning in 1998.

Mr. Shaffner was appointed senior vice president, Transportation and Logistics effective June 30, 2011. Prior to this appointment, Mr. Shaffner served in the same capacity for Marathon Petroleum Company LP beginning in June 2010. Previously, Mr. Shaffner served as division manager of the St. Paul Park, Minnesota refinery beginning in 2003 and as Michigan Refining Division manager beginning in October 2006.

Mr. Swearingen was appointed vice president of Health, Environmental, Safety & Security effective June 30, 2011. Prior to this appointment, Mr. Swearingen was president of Marathon Pipe Line LLC beginning in 2009 and the Illinois Refining Division manager beginning in November 2001.

Mr. Templin was appointed senior vice president and chief financial officer effective June 30, 2011. Prior to this appointment, Mr. Templin was a partner at PricewaterhouseCoopers LLP, an audit, tax and advisory services provider, with various audit and management responsibilities beginning in 1996.

Mr. Wehrly was appointed vice president and chief information officer effective June 30, 2011. Prior to this appointment, Mr. Wehrly was the manager of Information Technology Services for Marathon Petroleum Company LP beginning in 2003.

Mr. Wilder was appointed vice president, general counsel and secretary effective June 30, 2011. Prior to this appointment, Mr. Wilder was associate general counsel of Marathon Oil Company beginning in 2010 and general counsel and secretary of Marathon Petroleum Company LP beginning in 1997.

Available Information

General information about MPC, including Corporate Governance Principles and Charters for the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, can be found at www.marathonpetroleum.com. In addition, our Code of Business Conduct and Code of Ethics for Senior Financial Officers are available at http://www.marathonpetroleum.com/Investor_Center/.

MPC uses its website, www.marathonpetroleum.com, as a channel for routine distribution of important information, including news releases, analyst presentations, financial information and market data. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the reports are filed or furnished with the SEC. These documents are also available in hard copy, free of charge, by contacting our Investor Relations office. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases and financial information on our website. Information contained on our website is not incorporated into this Annual Report on Form 10-K or other securities filings.

Item 1A. Risk Factors

You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K in evaluating us and our common stock. Some of these risks relate principally to our business and the industry in which we operate, while others relate principally to our Spinoff from Marathon Oil, the ownership of our common stock and securities markets generally.

Our business, financial condition, results of operations or cash flows could be materially and adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.

Risks Relating to Our Industry and Our Business

A substantial or extended decline in refining and marketing gross margins would reduce our operating results and cash flows and could materially adversely impact our future rate of growth and the carrying value of our assets.

Our operating results, cash flows, future rate of growth and the carrying value of our assets are highly dependent on the margins we realize on our refined products. The measure of the difference between market prices for refined products and crude oil, or crack spread, is commonly used by the industry as a proxy for refining and marketing gross margins. Historically, refining and marketing gross margins have been volatile, and we believe they will continue to be volatile in the future. Our margins and cost of producing gasoline and other refined products are influenced by a number of conditions, including the price of crude oil. We do not produce crude oil and must purchase all of the crude oil we refine. The price of crude oil and the price at which we can sell our refined products may fluctuate independently due to a variety of regional and global market conditions. The overall change in crack spreads will impact our refining and marketing gross margins. Many of the factors influencing the change in crack spreads and refining and marketing gross margins are beyond our control. These factors include:

•	worldwide and domestic supplies of and demand for crude oil and refined products;

•	the cost of crude oil to be manufactured into refined products;

•	utilization rates of refineries;

•	natural gas and electricity supply costs incurred by refineries;

•	the ability of the members of OPEC to agree to and maintain production controls;

•	political instability or armed conflict in oil and natural gas producing regions;

•	local weather conditions;

•	natural disasters such as hurricanes and tornados;

•	the price and availability of alternative and competing forms of energy;

•	domestic and foreign governmental regulations and taxes; and

•	local, regional, national and worldwide economic conditions.

Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have long-term effects. The long-term effects of these and other factors on refining and marketing gross margins are uncertain.

We purchase our refinery feedstocks weeks before refining and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the refined products from these feedstocks could have a significant effect on our financial results. We also purchase refined products manufactured by others for sale to our customers. Price level changes during the periods between purchasing and selling those refined products also could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Lower refining and marketing gross margins may reduce the amount of refined product that we produce, which may reduce our revenues, operating income and cash flows. Significant reductions in refining and marketing gross margins could require us to reduce our capital expenditures or impair the carrying value of our assets.

The availability of crude oil and increases in crude oil prices may reduce our profitability and refining and marketing gross margin.

The profitability of our operations depends largely on the difference between the cost of crude oil and other feedstocks that we refine and the selling prices we obtain for refined products. A portion of our crude oil is purchased from various foreign national oil companies, producing companies and trading companies, including suppliers from the Middle East. These purchases are subject to political, geographic and economic risks attendant to doing business with suppliers located in that area of the world. Our overall profitability could be materially adversely affected by the availability of supply and rising crude oil and other feedstock prices that we do not recover in the marketplace. Refining and marketing gross margins historically have been volatile and vary with the level of economic activity in various marketing areas, the regulatory climate, logistical capabilities and the available supply of refined products. Our overall profitability could be materially adversely affected by factors that affect those margins, such as rising refined product prices that we are not able to recover in the retail marketplace.

Changes in environmental or other laws or regulations may reduce our refining and marketing gross margin.

Various environmental, safety, health, security, marketing and pricing laws and regulations have imposed, and are expected to continue to impose, increasingly stringent and costly requirements on our operations, which may reduce our refining and marketing gross margin. Environmental laws and regulations, in particular, are subject to frequent change, and many of them have become and will continue to become more stringent.

We believe it is likely that the scientific and political attention to issues concerning the extent of, causes of, and responsibility for climate change will continue, with the potential for further laws and regulations that could affect our operations. Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of review, discussion or implementation in the United States. These include EPA programs to control greenhouse gas emissions and state actions to develop statewide or regional programs, each of which could impose reductions in greenhouse gas emissions. These actions could result in increased (1) costs to operate and maintain our facilities, (2) capital expenditures to install new emission controls on our facilities and (3) costs to administer and manage any potential greenhouse gas emissions regulations or carbon trading or tax programs. Although uncertain, these developments could increase our costs, reduce the demand for the products we sell and create delays in our obtaining air pollution permits for new or modified facilities.

Increases in fuel mileage standards and renewable fuels mandates may reduce demand for refined products. Tax incentives and other subsidies have made renewable fuels more competitive with refined products than they otherwise would have been, which may have reduced and may further reduce refined product margins and their ability to compete with renewable fuels. In 2007, the U.S. Congress passed the EISA, which, among other things, sets a target of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contains a second Renewable Fuel Standard commonly referred to as RFS2. In December 2011, the EPA and the National Highway Traffic Safety Administration jointly proposed regulations that would establish average industry fleet fuel economy standards as high as 49.6 miles per gallon by model year 2025. The

RFS2 was 13.95 billion gallons of renewable fuel in 2011, and will increase to 36.0 billion gallons in 2022. In the near term, the RFS2 will be satisfied primarily with fuel ethanol blended into gasoline. The RFS2 presents production and logistics challenges for both the fuel ethanol and petroleum refining industries. The RFS2 has required, and may in the future continue to require, additional capital expenditures or expenses by us to accommodate increased fuel ethanol use. Within the overall 36.0 billion gallon RFS2, the EISA established an advanced biofuel RFS2 volume of 1.35 billion gallons in 2011 and increases to 21.0 billion gallons in 2022. Subsets within the advanced biofuel RFS2 include 0.08 billion gallons of biomass-based diesel in 2011, which is capped at 1.0 billion gallons beginning in 2012, and 0.25 billion gallons of cellulosic biofuel in 2011, increasing to 16.0 billion gallons by 2022. The EPA determined that 0.25 billion gallons of cellulosic biofuel would not be produced in 2011 and has lowered the requirement to 6.6 million gallons. The advanced biofuels programs will present specific challenges in that we may have to enter into arrangements with other parties to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels. There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in this law and related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.

Our operations and those of our predecessors could expose us to civil claims by third parties for alleged liability resulting from contamination of the environment or personal injuries caused by releases of crude oil, motor fuel and other substances. For example, we have been, and presently are, a defendant in a lawsuit involving products liability and other claims related to alleged contamination of groundwater with the gasoline oxygenate methyl tertiary butyl ether (“MTBE”). We may become involved in further litigation or other proceedings, or we may be held responsible in existing or future litigation or proceedings, the costs of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

We have in the past operated convenience stores with underground storage tanks (“USTs”), in various jurisdictions, and are currently operating convenience stores that have USTs in numerous states in the United States. Federal and state regulations and legislation govern the USTs, and compliance with those requirements can be costly. The operation of USTs also poses certain other risks, including damages associated with soil and groundwater contamination. Leaks from USTs which may occur at one or more of our convenience stores, or which may have occurred at our previously operated convenience stores, may impact soil or groundwater and could result in substantial cleanup costs, fines or civil liability for us. The discovery of additional contamination or the imposition of additional cleanup obligations at these or other convenience stores in the future could result in significant additional costs.

We have in the past and will continue to dispose of various wastes at lawful disposal sites. Environmental laws including CERCLA, and similar state laws can impose liability for the entire cost of cleanup on any responsible party, without regard to negligence or fault, and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them.

If foreign ownership of our stock exceeds certain levels, we could be prohibited from operating inland river vessels, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

We are subject to a variety of U.S. federal statutes and regulations, including the Shipping Act of 1916, as amended, and the Merchant Marine Act of 1920, as amended, that govern the ownership and operation of certain vessels used to carry cargo between U.S. ports which we refer to collectively as the Maritime Laws. Generally, the Maritime Laws require that vessels engaged in U.S. coastwise trade, and corporations operating such vessels, must be owned by U.S. citizens. Although our restated certificate of incorporation contains provisions intended to assure compliance with these provisions of the Maritime Laws, if we fail to maintain compliance we would be prohibited from operating vessels in the U.S. inland waters during any period in which we did not comply with these regulations. Such a prohibition could materially and adversely affect our business, financial condition, results of operations and cash flows.

If we are unable to complete capital projects at their expected costs and in a timely manner, or if the market conditions assumed in our project economics deteriorate, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities (including the upgrading and expansion of our Detroit refinery and improvements and repairs to our other facilities) could materially adversely affect our ability to achieve forecasted internal rates of return and operating results. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we produce. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:

•	denial of or delay in receiving requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of components or construction materials;

•	adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors or suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and

•	nonperformance by, or disputes with, vendors, suppliers, contractors or subcontractors.

Any one or more of these factors could have a significant impact on our ongoing capital projects, including the upgrading and expansion of our Detroit refinery. If we were unable to make up the delays associated with such factors or to recover the related costs, or if market conditions change, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

We will continue to incur substantial capital expenditures and operating costs as a result of compliance with, and changes in, environmental, health, safety and security laws and regulations, and as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our businesses are subject to numerous laws, regulations and other requirements relating to the protection of the environment, including those relating to the discharge of materials into the environment, waste management, pollution prevention, greenhouse gas emissions, and characteristics and composition of gasoline and diesel fuels, as well as laws and regulations relating to public and employee safety and health, and to facility security. We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of these laws and regulations. To the extent these expenditures, as is the case with all costs, are not ultimately reflected in the prices of our products and services, our operating results will be adversely affected. The specific impact of these laws and regulations on us and our competitors may vary depending on a number of factors, including the age and location of operating facilities, marketing areas, crude oil and feedstock sources and production processes. We may also be required to make expenditures to modify operations, install pollution control equipment, perform site cleanups or curtail operations that could materially and adversely affect our business, financial condition, results of operations and cash flows. We may become subject to liabilities that we currently do not anticipate in connection with new, amended or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination. In addition, any failure by us to comply with existing or future laws or regulations could result in civil penalties or criminal fines and other sanctions and enforcement actions against us.

Legislation or regulatory activity that impacts or could impact our operations includes, among others:

•

In 2009, the EPA issued a finding that greenhouse gas emissions contribute to air pollution that endangers public health and welfare. Related to the endangerment finding, in April 2010, the EPA finalized a greenhouse gas emission standard for mobile sources (cars and other light duty vehicles). The endangerment finding, along with the mobile source standard and EPA’s determination that greenhouse gases are subject to regulation under the U.S. Clean Air Act, as amended (the “Clean Air Act”), was expected to lead to widespread regulation of stationary sources of greenhouse gas emissions. The EPA has issued a so-called tailoring rule to limit the applicability of the EPA’s major permitting programs to larger sources of greenhouse gas emissions, such as our refineries. Although legal challenges have been filed against these EPA actions, no court decisions are expected until sometime later in 2012. The EPA has also issued its plan for establishing specific greenhouse gas emission standards under the Clean Air Act. Under this plan, the EPA is expected to propose standards for refineries in 2012 and issue final standards as soon as November 2012. Congress may continue to consider legislation on greenhouse gas emissions, which may include a delay in the implementation of greenhouse gas emissions regulations by the EPA or a limitation on EPA authority to regulate greenhouse gases.

•

The United States pledge in 2009, as part of the Copenhagen Accord, to reduce greenhouse gas emissions 17 percent below 2005 levels by 2020, remains in effect. Meetings of the United Nations Climate Change Conference, however, have produced no legally binding emission reduction requirements that apply to the United States.

•

The State of California enacted legislation effective in 2007 capping California’s greenhouse gas emissions at 1990 levels by 2020 and California has established a cap-and-trade program which will start capping emissions in 2013 for significant sources of greenhouse gases. We do not conduct business in California, but other states where we have operations could adopt similar greenhouse gas legislation.

Although there may be adverse financial impacts (including compliance costs, potential permitting delays and potential reduced demand for certain refined products made from crude oil) associated with any legislation, regulation, EPA action or other action, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the fact that various requirements have only recently been adopted and there exists present uncertainty regarding additional measures and how they may be implemented. Private-party litigation has also been brought against various emitters of greenhouse gas emissions, but we have not been named in any of those lawsuits. Private party litigation is also pending against federal and certain state governmental entities seeking additional greenhouse gas emission reductions beyond those currently being undertaken.

Worldwide political and economic developments could materially and adversely impact our business, financial condition, results of operations and cash flows.

Local political and economic factors in global markets could have a material adverse effect on us. Continued hostilities in the Middle East and the occurrence or threat of future terrorist attacks could adversely affect the economies of the United States and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause our revenues and margins to decline and limit our future growth prospects. These risks could lead to increased volatility in prices for refined products. Additionally, these risks could increase instability in the financial and insurance markets and make it more difficult or costly for us to access capital and to obtain the insurance coverage that we consider adequate.

In addition, a significant portion of our feedstock requirements is satisfied through supplies originating in Saudi Arabia, Kuwait, Canada, Mexico and various other foreign countries. We are, therefore, subject to the political, geographic and economic risks attendant to doing business with suppliers located in, and supplies originating from, those areas. If one or more of our supply sources were eliminated, or if political events disrupt our traditional crude oil supply, we believe that adequate alternative supplies of crude oil would be available, but it is possible that we would be unable to find alternative sources of supply. If we are unable to obtain adequate crude oil volumes or are able to obtain such volumes only at unfavorable prices, our operations could be adversely affected, including reduced sales volumes of refined products or reduced margins as a result of higher crude oil costs, materially and adversely impacting our business, financial condition, results of operations and cash flows.

Actions of governments through tax and other legislation, executive order and commercial restrictions could reduce our operating profitability. The U.S. government can prevent or restrict us from doing business with foreign countries.

Competitors that produce their own supply of feedstocks, have more extensive retail outlets, or have greater financial resources may have a competitive advantage.

The downstream petroleum business is highly competitive, particularly with regard to accessing crude oil and feedstock supply and marketing refined products. We compete with many companies for available supplies of crude oil and other feedstocks and for outlets for our refined products. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. We do not produce any of our crude oil supply. Many of our competitors, however, obtain a significant portion of their crude oil from their own exploration and production activities and some have more extensive retail outlets than we have. Competitors that have their own exploration and production activities are at times able to offset losses from downstream operations with profits from upstream operations, and may be better positioned to withstand periods of depressed refined product margins or feedstock shortages.

Some of our competitors also have significantly greater financial and other resources than we have. Those competitors may have a greater ability to respond to volatile industry or market conditions, such as shortages of crude oil or other feedstocks or intense price fluctuations.

We also face strong competition in the market for the sale of retail gasoline, diesel and merchandise. Our competitors include service stations and convenience stores owned or operated by fully integrated major oil companies or their dealers or jobbers and other well-recognized national or regional retail outlets, often selling gasoline or merchandise at very competitive prices. Several non-traditional retailers such as supermarkets, club stores and mass merchants, are in the retail fuel business. These non-traditional gasoline retailers have obtained a significant share of the transportation fuels market, and we expect their market share to grow. Because of their diversity, integration of operations, experienced management and greater resources, these companies may be better able to withstand volatile market conditions or levels of low or no profitability in the retail segment of the market. In addition, these retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales. These activities by our competitors could pressure us to offer similar discounts, adversely affecting our profit margins. Additionally, the loss of market share by our convenience stores to these and other retailers relating to either gasoline or merchandise could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are subject to business interruptions and casualty losses. We do not insure against all potential losses and, therefore, our business, financial condition, results of operations and cash flows could be adversely affected by unexpected liabilities and increased costs.

Our operations are subject to business interruptions due to scheduled refinery turnarounds and unplanned events such as explosions, fires, pipeline ruptures or other interruptions, crude oil or refined product spills, severe weather and labor disputes. For example, some of our pipelines provide the almost exclusive form of transportation of crude oil to, or refined products from, some of our refineries, and a prolonged interruption in service of any of these pipelines as a result of a pipeline rupture or due to any other reason could materially and adversely affect the operations, profitability and cash flows of the connected refinery. Similar risks may apply to third parties who transport crude oil and refined products to, from and among our facilities. Any prolonged, unplanned interruption in our operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our operations are also subject to the additional hazards of pollution, releases of toxic gas and other environmental hazards and risks. These hazards could result in serious personal injury or loss of human life, significant damage to property and equipment, environmental pollution, impairment of operations and substantial losses to us. Various hazards have adversely affected us in the past, and damages resulting from a catastrophic occurrence in the future involving us or any of our assets or operations may result in our being named as a defendant in one or more lawsuits asserting potentially substantial claims or in our being assessed potentially substantial fines by governmental authorities.

We maintain insurance against many, but not all, potential losses or liabilities arising from operating hazards in amounts that we believe to be prudent. Uninsured losses and liabilities arising from operating hazards could reduce the funds available to us for capital and investment spending and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Historically, we have maintained insurance coverage for physical damage and resulting business interruption to our major facilities, with significant self-insured retentions. In the future, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, due to hurricane activity in recent years, the availability of insurance coverage for our facilities for windstorms in the Gulf of Mexico region has been reduced.

In addition, our information technology systems and network infrastructure are subject to unauthorized access or attack, which could result in the loss of sensitive business information, systems interruptions or the disruption of our business operations. To protect against such attempts of unauthorized access or attack, we have implemented infrastructure protection technologies and disaster recovery plans. The level of protection and disaster recovery capability varies from site to site, and there can be no guarantee that such plans, to the extent they are in place, will be totally effective.

We are subject to interruptions of supply and increased costs as a result of our reliance on third-party transportation of crude oil and refined products.

We utilize the services of third parties to transport crude oil and refined products to and from our refineries. In addition to our own operational risks discussed above, we could experience interruptions of supply or increases in costs to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is disrupted because of weather events, accidents, governmental regulations or third-party actions. A prolonged disruption of the ability of a pipeline or vessels to transport crude oil or refined product to or from one or more of our refineries could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operating results are seasonal and generally are lower in the first and fourth quarters of the year.

Demand for gasoline and diesel is higher during the spring and summer months than during the winter months in most of our markets due to seasonal increases in highway traffic. As a result, our operating results for the first and fourth quarters are generally lower than for those in the second and third quarters of each year.

We may incur losses as a result of our forward-contract activities and derivative transactions.

We currently use commodity derivative instruments, and we expect to enter into these types of transactions in the future, as well as derivative financial instruments such as interest rate swaps and interest rate cap agreements. Given the impact a failure of a broker or counterparty to perform would have on the effectiveness of these transactions, we also include broker and counterparty credit reviews as a part of our overall effectiveness assessment. To the extent the instruments we utilize to manage these exposures are not effective, we may incur losses related to the ineffective portion of the derivative transaction or costs related to moving the derivative positions to another broker or counterparty once a failure has occurred.

We have substantial debt obligations that could have a material adverse effect on our business, financial condition, results of operations or cash flows. Our business, financial condition, results of operations and cash flows could be harmed by a deterioration of our credit profile, a decrease in debt capacity and unsecured commercial credit available to us, or by factors adversely affecting the credit markets generally.

On February 1, 2011, we completed the offering of $3.0 billion in aggregate principal amount of outstanding notes. At December 31, 2011, our total indebtedness for borrowed money and capital lease obligations was $3.31 billion. We may incur substantial additional indebtedness in the future.

Our indebtedness may impose various restrictions and covenants on us that could have material adverse consequences, including:

•	increasing our vulnerability to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to pay dividends to our stockholders;

•	limiting our ability to borrow additional funds; and

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

A decrease in overall debt and commercial credit capacity, including unsecured credit extended by third-party suppliers, or a deterioration in our credit profile could increase our costs of borrowing money and limit our access to the capital markets and commercial credit, which could materially adversely affect our business, financial condition, results of operations and cash flows.

During the past three years, the credit markets and the financial services industry experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These circumstances and events led to reduced credit availability, tighter lending standards and higher interest rates on loans. While we cannot predict the future conditions of the credit markets, future turmoil in the credit markets could have a material adverse effect on our business, liquidity, financial condition and cash flows, particularly if our ability to borrow money from lenders or access the capital markets to finance our operations were to be impaired.

Compliance with and changes in tax laws could materially and adversely affect our performance.

We are subject to extensive tax liabilities, including federal and state income taxes and transactional taxes such as excise, sales/use, payroll, franchise, withholding and property taxes. New tax laws and regulations and changes in existing tax laws and regulations could result in increased expenditures by us for tax liabilities in the future. Many of these liabilities are subject to periodic audits by taxing authorities. Subsequent changes to our tax liabilities as a result of these audits could subject us to interest and penalties.

Litigation by private plaintiffs or government officials could materially and adversely affect our business, financial condition, results of operations and cash flows.

We currently are defending litigation and anticipate that we will be required to defend new litigation in the future. The subject matter of such litigation may include releases of hazardous substances from our facilities, products liability, consumer credit or privacy laws, product pricing or antitrust laws or any other laws or regulations that apply to our operations. While an adverse outcome in most litigation matters would not be expected to be material to us, in some litigation the plaintiff or plaintiffs seek alleged damages involving large classes of potential litigants, and may allege damages relating to extended periods of time or other alleged facts and circumstances that could increase the amount of potential damages. Attorneys general and other government officials may pursue litigation in which they seek to recover civil damages from companies on behalf of a state or its citizens for a variety of claims, including violation of consumer protection and product pricing laws or natural resources damages. We are defending litigation of that type and anticipate that we will be required to defend new litigation of that type in the future. If we are not able to successfully defend such litigation, it may result in liability to our company that could materially and adversely affect our business, financial condition, results of operations and cash flows. We do not have insurance covering all of these potential liabilities. In addition to substantial liability, plaintiffs in litigation may also seek injunctive relief which, if imposed, could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

A portion of our workforce is unionized, and we may face labor disruptions that could materially and adversely affect our business, financial condition, results of operations and cash flows.

Approximately 30 percent of our refining employees are covered by collective bargaining agreements. The contract for the hourly workers at our Catlettsburg refinery was due to expire in January 2012. It has been temporarily extended while negotiations continue on a new collective bargaining agreement. The contracts for the hourly workers at our Detroit, Canton and Texas City refineries are scheduled to expire in January 2014, January 2015 and March 2015, respectively. We cannot provide assurance that these contracts will not be renewed at an increased cost to us or that we will not experience work stoppages in the future as a result of labor disagreements.

Risks Relating to our Spinoff from Marathon Oil

Our historical consolidated financial information does not necessarily reflect what our financial condition, results of operations or cash flows would have been as an independent public company during the periods presented.

The historical consolidated financial information we have included in this Annual Report on Form 10-K does not necessarily reflect what our financial condition, results of operations or cash flows would have been as an independent public company during the periods prior to the Spinoff from Marathon Oil. This is primarily a result of the following factors:

•

our historical consolidated financial results for periods prior to the Spinoff reflect allocations of expenses for services historically provided by Marathon Oil, and those allocations may be significantly lower than the comparable expenses we would have incurred as an independent company;

•

our working capital requirements historically were satisfied as part of Marathon Oil’s corporate-wide cash management programs, and our cost of debt and other capital may be significantly different from that reflected in our historical consolidated financial statements;

•

the historical consolidated financial information may not fully reflect the increased costs associated with being an independent public company, including significant changes that occurred in our cost structure, management, financing arrangements and business operations as a result of our Spinoff from Marathon Oil, including all the costs related to being an independent public company; and

•	the historical consolidated financial information may not fully reflect the effects of certain liabilities that were assumed by our company.

We incurred significant costs to create the corporate infrastructure necessary to operate as an independent public company, and we will continue to experience increased ongoing costs in connection with being an independent public company.

Marathon Oil performed many important corporate infrastructure functions for us prior to the Spinoff on a cost allocation basis spread among all of the Marathon Oil businesses. These functions included some information technology, treasury, tax administration, accounting, financial reporting, human resources services, incentive compensation, legal and other services. With completion of the Spinoff, we established our own corporate infrastructure, which resulted in the incurrence of significant costs. The ongoing costs associated with maintaining a corporate infrastructure as an independent public company and performing these services may significantly exceed the amounts reflected in our historical consolidated financial statements.

We are subject to continuing contingent liabilities of Marathon Oil following the Spinoff.

Although the Spinoff has occurred, there are several significant areas where liabilities of Marathon Oil may become our obligations. For example, under the Internal Revenue Code of 1986 (the “Code”) and the related rules and regulations, each corporation that was a member of the Marathon Oil consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Spinoff is jointly and severally liable for the federal income tax liability of the entire Marathon Oil consolidated tax reporting group for that taxable period. In connection with the Spinoff, we entered into a tax sharing agreement with Marathon Oil that allocates the responsibility for prior period taxes of the Marathon Oil consolidated tax reporting group between us and Marathon Oil. However, if Marathon Oil is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.

If the Spinoff were ultimately determined not to qualify as a tax-free transaction, Marathon Oil and its stockholders could be subject to material amounts of taxes and, in certain circumstances, we could be required to indemnify Marathon Oil for material taxes pursuant to indemnification obligations under the tax sharing agreement.

Marathon Oil received a private letter ruling from the Internal Revenue Service (the “IRS”), to the effect that, among other things, the distribution of shares of MPC common stock in the Spinoff qualifies as tax-free to Marathon Oil, us and Marathon Oil stockholders for U.S. federal income tax purposes under Sections 355 and 368(a) and related provisions of the Code. If the factual assumptions or representations made in the private letter ruling request are inaccurate or incomplete in any material respect, then Marathon Oil would not be able to continue to rely on the ruling. Furthermore, the IRS does not rule on whether a distribution such as the Spinoff satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Rather, the private letter ruling is based on representations by Marathon Oil that those requirements have been satisfied, and any inaccuracy in those representations could invalidate the ruling.

We are not aware of any facts or circumstances that would cause the assumptions or representations that were relied on in the private letter ruling to be inaccurate or incomplete in any material respect. If, notwithstanding receipt of the private letter ruling, the Spinoff were determined not to qualify under Section 355 of the Code, Marathon Oil would be subject to tax as if it had sold its shares of common stock of our company in a taxable sale for their fair market value and would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over its tax basis in such shares.

With respect to taxes and other liabilities that could be imposed on Marathon Oil in connection with the Spinoff (and certain related transactions) as a result of a final determination that is inconsistent with the anticipated tax consequences, as set forth in the private letter ruling, under the terms of the tax sharing agreement we entered into with Marathon Oil, we will be liable to Marathon Oil for any such taxes or liabilities attributable to actions taken by or with respect to us, any of our affiliates, or any person that, after the Spinoff, is our affiliate. We may be similarly liable if we breach specified representations or covenants set forth in the tax sharing agreement. If we are required to indemnify Marathon Oil for taxes incurred as a result of the Spinoff (or certain related transactions) being taxable to Marathon Oil, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Potential liabilities associated with certain assumed obligations under the tax sharing agreement cannot be precisely quantified at this time.

Under the tax sharing agreement we entered into with Marathon Oil, following the Spinoff we are responsible generally for all taxes attributable to us or any of our subsidiaries, whether accruing before, on or after the Spinoff. We also agreed to be responsible for, and indemnify Marathon Oil with respect to, all taxes arising as a result of the Spinoff (or certain internal restructuring transactions) failing to qualify as transactions under Sections 368(a) and 355 of the Code for U.S. federal income tax purposes (which could result, for example, from a merger or other transaction involving an acquisition of our stock) to the extent such tax liability arises as a result of any breach of any representation, warranty, covenant or other obligation by us or certain affiliates made in connection with the issuance of the private letter ruling relating to the Spinoff or in the tax sharing agreement. As described above, such tax liability would be calculated as though Marathon Oil (or its affiliate) had sold its shares of common stock of our company in a taxable sale for their fair market value, and Marathon Oil (or its affiliate) would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over its tax basis in such shares. In addition, we agreed to indemnify Marathon Oil for specified tax-related liabilities associated with the 2005 transaction in which we acquired the minority interest in our refining joint venture from Ashland Inc. Our indemnification obligations to Marathon Oil and its subsidiaries, officers and directors are not limited in amount or subject to any cap. If we are required to indemnify Marathon Oil and its subsidiaries and their respective officers and directors under the circumstances set forth in the tax sharing agreement, we may be subject to substantial liabilities. At this time, we cannot precisely quantify the amount of these liabilities that have been assumed pursuant to the tax sharing agreement and there can be no assurances as to their final amounts. The tax liabilities described in this paragraph could have a material adverse effect on our company.

We may not be able to engage in desirable strategic or capital raising transactions for two years following the Spinoff. In addition, under some circumstances, we could be liable for any adverse tax consequences resulting from engaging in significant strategic or capital raising transactions.

Even if the Spinoff’s status as a tax-free distribution under Section 355 of the Code remains intact, the Spinoff may result in significant U.S. federal income tax liabilities to Marathon Oil under applicable provisions of the Code if 50% or more of Marathon Oil’s stock or our stock (in each case, by vote or value) is treated as having been acquired, directly or indirectly, by one or more persons as part of a plan (or series of related transactions) that includes the Spinoff. Under those provisions, any acquisitions of Marathon Oil stock or our stock (or similar acquisitions), or any understanding, arrangement or substantial negotiations regarding an acquisition of Marathon Oil stock or our stock (or similar acquisitions), within two years before or after the Spinoff are subject to special scrutiny. The process for determining whether an acquisition triggering those provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If a direct or indirect acquisition of Marathon Oil stock or our stock resulted in a change in control as contemplated by those provisions, Marathon Oil (but not its stockholders) would recognize taxable gain.

Under the tax sharing agreement, there are restrictions on our ability to take actions that could cause the separation to fail to qualify as a tax-free distribution, and we are required to indemnify Marathon Oil against any such tax liabilities attributable to actions taken by or with respect to us or any of our affiliates, or any person that, after the Spinoff, is our affiliate. We may be similarly liable if we breach certain other representations or covenants set forth in the tax sharing agreement. We are also subject to restrictions on our ability to issue shares of our stock without satisfying certain conditions within the tax sharing agreement. As a result of the foregoing, we may be unable to engage in strategic or capital raising transactions that our stockholders might consider favorable, or to structure potential transactions in the manner most favorable to us, without adverse tax consequences, if at all.

Potential indemnification liabilities to Marathon Oil pursuant to the separation and distribution agreement could materially and adversely affect our business, financial condition, results of operations and cash flows.

In connection with the Spinoff, we entered into a separation and distribution agreement with Marathon Oil that provides for, among other things, the principal corporate transactions that were required to effect the Spinoff, certain conditions to the Spinoff and provisions governing the relationship between our company and Marathon Oil with respect to and resulting from the Spinoff. Among other things, the separation and distribution agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our downstream business activities, whether incurred prior to or after the Spinoff, as well as those obligations of Marathon Oil assumed by us pursuant to the separation and distribution agreement. Our obligations to indemnify Marathon Oil under the circumstances set forth in the separation and distribution agreement could subject us to substantial liabilities.

In connection with our separation from Marathon Oil, Marathon Oil will indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Marathon Oil’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the separation and distribution agreement, Marathon Oil agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Marathon Oil agreed to retain, and there can be no assurance that the indemnity from Marathon Oil will be sufficient to protect us against the full amount of such liabilities, or that Marathon Oil will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Marathon Oil any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. If Marathon Oil is unable to satisfy its indemnification obligations, the underlying liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, Marathon Oil’s insurers may deny coverage to us for liabilities associated with occurrences prior to the Spinoff. Even if we ultimately succeed in recovering from such insurance providers, we may be required to temporarily bear such denial of coverage.

Risks Relating to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile and fluctuate significantly.

The market price and trading volume of our common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including:

•	fluctuations in our quarterly or annual earnings results or those of other companies in our industry;

•	failures of our operating results to meet the estimates of securities analysts or the expectations of our stockholders or changes by securities analysts in their estimates of our future earnings;

•	announcements by us or our customers, suppliers, investors or competitors;

•	changes in laws or regulations which adversely affect our industry or us;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic, industry and stock market conditions;

•	future sales of our common stock by our stockholders;

•	future issuances of our common stock by us; and

•	the other factors described in Item 1A. Risk Factors.

Provisions in our corporate documents and Delaware law could delay or prevent a change in control of our company, even if that change may be considered beneficial by some of our stockholders.

The existence of some provisions within our restated certificate of incorporation and amended and restated bylaws, and Delaware law generally, could discourage, delay or prevent a change in control of us that a stockholder may consider favorable. These include provisions:

•	providing that our board of directors fixes the number of members of the board;

•	providing for the division of our board of directors into three classes with staggered terms;

•	providing that only our board may fill board vacancies;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring stockholder action to be taken at a meeting of the stockholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	establishing supermajority vote requirements for certain amendments to our restated certificate of incorporation and stockholder proposals for amendments to our amended and restated bylaws;

•	providing that our directors may only be removed for cause;

•

authorizing a large number of shares of common stock that are not yet issued, which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us; and

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of us and our stockholders.

Provisions in our restated certificate of incorporation that limit ownership of our capital stock by non-U.S. citizens may adversely affect the liquidity of our capital stock.

To facilitate compliance with the Maritime Laws, our restated certificate of incorporation limits the aggregate percentage ownership by non-U.S. citizens of our common stock or any other class of our capital stock to 23% of the outstanding shares. We may prohibit transfers that would cause ownership of our common stock or any other class of our capital stock by non-U.S. citizens to exceed 23%. Our restated certificate of incorporation also authorizes us to effect any and all measures necessary or desirable to monitor and limit foreign ownership of our common stock or any other class of our capital stock. These limitations could have an adverse impact on the liquidity of the market for our common stock if holders are unable to transfer shares to non-U.S. citizens due to the limitations on ownership by non-U.S. citizens. Any such limitation on the liquidity of the market for our common stock could adversely impact the market price of our common stock.

We may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock.

Our restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location and general character of our refineries, convenience stores, pipeline systems and other important physical properties have been described by segment under Item 1. Business, which descriptions are incorporated herein by reference. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. In addition, we believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. As of December 31, 2011, we were the lessee under a number of cancellable and noncancellable leases for certain properties, including land and building space, office equipment, storage facilities and transportation equipment. See Item 8. Financial Statements and Supplementary Data – Note 22 for additional information regarding our leases.

Item 3. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. The ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.

Kentucky Emergency Pricing Litigation

In May 2007, the Kentucky attorney general filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleges that we overcharged customers by $89 million during September and October 2005. The complaint seeks disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. We are vigorously defending this litigation. If the lawsuit is resolved unfavorably, it could materially impact our consolidated results of operations, financial position or cash flows. We believe that this is the first lawsuit for damages and injunctive relief under the Kentucky emergency pricing laws to progress this far and it contains many novel issues. In May 2011, the Kentucky attorney general amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky governor on April 26, 2011 and which have since expired. The court denied the attorney general’s request for immediate injunctive relief, and the remainder of the 2011 claims likely will be resolved along with those dating from 2005. The ultimate outcome of the 2007 lawsuit, including the claims related to our 2011 pricing, and any financial effect on us, remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made for this lawsuit at this time.

MTBE Litigation

During 2011, we were a defendant, along with other refining and marketing companies, in eight lawsuits pending in six states, in which a total of fourteen plaintiffs sought to recover damages alleged to have resulted from MTBE contamination in groundwater. We, along with other refining and marketing companies, settled a number of lawsuits pertaining to MTBE in 2008. We settled additional MTBE-related lawsuits in 2009 and 2010. In 2011, we agreed to and subsequently paid a non-material amount to settle seven of the pending lawsuits and similar claims by three additional parties that did not file lawsuits. In settling these lawsuits and claims and the previous lawsuits, we did not admit liability. We remain a defendant in one MTBE-related lawsuit pending in a multi-district litigation in the Southern District of New York for pretrial proceedings, where the New Jersey

Department of Environmental Protection seeks to recover the cost of remediating MTBE contamination of ground and surface water not being used for public water supply purposes, as well as natural resources damages allegedly resulting from such contamination. We are vigorously defending this pending lawsuit. Based upon our experience and amounts paid in connection with the settlement of other MTBE lawsuits, we do not expect our share of liability for this lawsuit or any future MTBE lawsuits to materially impact our consolidated results of operations, financial position or cash flows. However, the ultimate outcome of the pending or future MTBE lawsuits, including any financial effect on us, remains uncertain. We voluntarily discontinued distributing gasoline containing MTBE in, at the latest, 2002.

We are a defendant in a number of other lawsuits and other proceedings arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the resolution of these other lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Environmental Proceedings

The following is a summary of certain environmental proceedings involving us that were pending or contemplated as of December 31, 2011 under federal and state environmental laws.

We have been in discussions with the EPA to proactively enter into a consent decree regarding the operation of our flares at our six refineries in order to minimize flare emissions. Once finalized, the consent decree will likely include a civil penalty in excess of $100,000.

During 2001, we entered into a New Source Review consent decree and settlement of alleged Clean Air Act and other violations with the EPA covering all of our refineries. The settlement committed us to specific control technologies and implementation schedules for environmental expenditures and improvements to our refineries, which are now complete. We are working with the EPA to terminate the New Source Review consent decree.

In September 2011, Marathon Petroleum Company LP received an Enforcement Notice from the Michigan Department of Environmental Quality (the “MDEQ”) regarding a product release at a facility in Stockbridge, Michigan. In the Enforcement Notice, MDEQ alleges certain environmental violations involving Michigan’s water protection laws, but does not propose a civil penalty amount. However, it is possible that the MDEQ could seek penalties in excess of $100,000 in connection with the release.

In January 2011, the EPA notified us of 18 alleged violations of various statutory and regulatory provisions related to motor fuels, some of which we had previously self-reported to the EPA. No formal enforcement action has been commenced and no demand for penalties has been asserted by the EPA in connection with these alleged violations. However, it is possible that the EPA could seek penalties in excess of $100,000 in connection with one or more of the alleged violations.

On October 3, 2011, we received a revised Stipulation Agreement from the Minnesota Pollution Control Agency (“MPCA”). The MPCA alleged six violations of environmental law, including whether we stored, treated and disposed of hazardous waste in a lagoon without a permit. In November 2011, we executed the Stipulation Agreement and paid a civil penalty of $700,000. On January 3, 2012, the MPCA acknowledged that we have fulfilled the requirements of the Stipulation Agreement and officially terminated the agreement.

We have been subject to a pending enforcement matter with the Illinois Environmental Protection Agency and the Illinois attorney general’s office since 2002 concerning self-reporting of possible emission exceedences and permitting issues related to storage tanks at the Robinson, Illinois refinery. There were no significant developments in this matter in 2011.

On November 7, 2011, the EPA issued Marathon Petroleum Company LP a Notice of Violation (“NOV”) alleging violations of the Renewable Fuel Standard (“RFS”) regulations. Specifically, the NOV alleged violations related to the use of invalid RINs to meet our renewable volume obligation under the RFS regulations. The resolution of this matter may result in a penalty in excess of $100,000.

We are involved in a number of other environmental enforcement matters arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the resolution of each of these other matters is not likely to result in a penalty in excess of $100,000 and that collectively, the environmental proceedings described above and these other environmental enforcement matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Administrative Proceedings

The U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Notice of Probable Violation, Proposed Civil Penalty, and Proposed Compliance Order to MPL related to a March 10, 2009 incident at St. James, Louisiana. The NOPV included a proposed civil penalty of approximately $1 million. Negotiations between PHMSA and MPL continue in an effort to resolve this matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE and traded under the symbol “MPC”. As of February 15, 2012, there were 42,887 registered holders of MPC common stock.

The following table reflects intraday high and low sales prices of and dividends declared on our common stock for each quarter starting July 1, 2011, the date on which our stock began trading “regular-way” on the NYSE:

	Sales Price of the Common Stock		Dividends Per Common Share
	High	Low
Calendar Year 2011:
Quarter 3	$47.43	$26.35	$0.20
Quarter 4	39.55	26.61	0.25

Dividends

Our board of directors intends to declare and pay dividends on MPC common stock based on the financial condition and consolidated results of operations of MPC. On February 1, 2012, our board of directors approved a 25 cents per share dividend, payable March 12, 2012 to stockholders of record at the close of business on February 16, 2012.

Dividends on MPC common stock are limited to our legally available funds.

Issuer Purchases of Equity Securities

The following table sets forth a summary of MPC purchases during the quarter ended December 31, 2011, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934:

	column (a)	column (b)	column (c)	column (d)
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/11 - 10/31/11	289	$27.21	-	-
11/01/11 - 11/30/11	2,616	$36.21	-	-
12/01/11 - 12/31/11	-	$-	-	-

Total	2,905	$35.31	-
(a)	2,905 shares of our common stock were delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements.

Item 6. Selected Financial Data

	Year Ended December 31,
(In millions, except per share data)	2011	2010 (a)	2009 (a)	2008 (a)	2007 (a)
Statements of Income Data
Revenues	$78,638	$62,487	$45,530	$64,939	$55,004
Income from operations	3,745	1,011	654	1,855	3,261
Net income	2,389	623	449	1,215	2,262

Per Share Data(b)
Basic:
Net income	$6.70	$1.75	$1.26	$3.41	$6.35
Diluted:
Net income	$6.67	$1.74	$1.25	$3.39	$6.32

Dividends per share	$0.45	-	-	-	-

Statements of Cash Flows Data
Net cash provided by operating activities	$3,309	$2,217	$2,455	$684	$3,156
Additions to property, plant and equipment	(1,185)	(1,217)	(2,891)	(2,787)	(1,403)
Dividends paid	(160)	-	-	-	-

	December 31,
(In millions)	2011	2010	2009	2008	2007
Balance Sheets Data
Total assets	$25,745	$23,232	$21,254	$18,177	$17,746
Long-term debt, including capitalized leases(c)	3,307	279	254	182	104
Long-term debt payable to Marathon Oil and subsidiaries(d)	-	3,618	2,358	2,343	280

(a)	On December 1, 2010, we disposed of our Minnesota Assets. All periods prior to the disposition include amounts for those operations.

(b)

For comparative purposes and to provide a more meaningful calculation, for basic weighted average shares we assumed the 356 million shares distributed to Marathon Oil stockholders in conjunction with the Spinoff were outstanding as of the beginning of each period prior to the Spinoff. In addition, for dilutive weighted average share calculations, we assumed the 358 million dilutive securities outstanding at June 30, 2011 were also outstanding for each period prior to the Spinoff.

(c)	Includes amounts due within one year. During 2011, we issued $3.0 billion in senior notes, which replaced a portion of the debt payable to Marathon Oil and subsidiaries.

(d)	Includes amounts due within one year owed to Marathon Oil and subsidiaries, which were repaid prior to the Spinoff.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included under Item 1. Business, Item 1A. Risk Factors, Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

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

The Spinoff and Basis of Presentation

On May 25, 2011, the Marathon Oil board of directors approved the spinoff of its RM&T Business into an independent, publicly traded company, MPC, through the distribution of MPC common stock to the stockholders of Marathon Oil common stock. In accordance with a separation and distribution agreement between Marathon Oil and MPC, the distribution of MPC common stock was made on June 30, 2011, with Marathon Oil stockholders receiving one share of MPC common stock for every two shares of Marathon Oil common stock. Marathon Oil received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the distribution of shares of MPC common stock in the Spinoff qualifies as tax-free to Marathon Oil, MPC and Marathon Oil stockholders for U.S. federal income tax purposes under Sections 355 and 368(a) and related provisions of the Internal Revenue Code of 1986. Following the Spinoff, Marathon Oil retained no ownership interest in MPC, and each company had separate public ownership, boards of directors and management. On July 1, 2011, our common stock began trading “regular-way” on the NYSE under the ticker symbol “MPC”.

Prior to the Spinoff on June 30, 2011, our financial position, results of operations and cash flows consisted of the RM&T Business, which represented a combined reporting entity. Subsequent to the Spinoff, our financial position, results of operations and cash flows consist of consolidated MPC activities and balances. The assets and liabilities in our consolidated financial statements have been reflected on a historical basis, as immediately prior to the Spinoff all of the assets and liabilities presented were wholly owned by Marathon Oil and were transferred within the Marathon Oil consolidated group. All significant intercompany transactions and accounts have been eliminated. The consolidated statements of income for periods prior to the Spinoff include expense allocations for certain corporate functions historically performed by Marathon Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Those allocations were based primarily on specific identification, headcount or computer utilization. Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from Marathon Oil, are reasonable. However, the consolidated financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone company during those periods presented prior to the Spinoff and may not reflect our consolidated results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the Spinoff, we are performing these functions using internal resources or services provided by third parties, certain of which are being provided by Marathon Oil during a transition period pursuant to a transition services agreement.

Corporate Overview

We are an independent petroleum refining, marketing and transportation company. We currently own and operate six refineries, all located in the United States, with an aggregate crude oil refining capacity of approximately 1.2 mmbpcd. Our refineries supply refined products to resellers and consumers within our market areas, including the Midwest, Gulf Coast and Southeast regions of the United States. We distribute refined products to our customers through one of the largest private domestic fleets of inland petroleum product barges, one of the largest terminal operations in the United States, and a combination of MPC-owned and third-party-owned trucking and rail assets. We currently own, lease or have ownership interests in approximately 8,300 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas. We are one of the largest petroleum pipeline companies in the United States on the basis of total volumes delivered.

Our operations consist of three reportable operating segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services they offer. See Item 1. Business for additional information on our segments.

•

Refining & Marketing—refines crude oil and other feedstocks at our six refineries in the Gulf Coast and Midwest regions of the United States, purchases ethanol and refined products for resale and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway business segment and to dealers and jobbers who operate Marathon® retail outlets;

•	Speedway—sells transportation fuels and convenience products in the retail market in the Midwest, primarily through Speedway® convenience stores; and

•

Pipeline Transportation—transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes, among other transportation-related assets, a majority interest in LOOP LLC, which is the owner and operator of the only U.S. deepwater oil port.

On December 1, 2010, we completed the sale of the Minnesota Assets. These assets included the 74,000 barrel per day St. Paul Park refinery and associated terminals, 166 convenience stores primarily branded SuperAmerica® (including six stores in Wisconsin) along with the SuperMom’s bakery and commissary (a baked goods and sandwich supply operation) and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. Our results of operations, financial position, cash flows and operating statistics for all periods prior to the disposition include amounts for the Minnesota Assets.

We reported net income of $2.39 billion, or $6.67 per diluted share, for 2011 compared to net income of $623 million, or $1.74 per diluted share, for 2010. The increase was primarily due to our Refining & Marketing segment operations, which generated income from operations of $3.59 billion in 2011 compared to $800 million in 2010. The increase in Refining & Marketing segment income from operations was due to an improved refining and marketing gross margin, which was primarily a result of wider differentials between West Texas Intermediate crude oil (“WTI”) and other light sweet crudes such as Light Louisiana Sweet crude oil (“LLS”), larger LLS 6-3-2-1 crack spreads and wider sweet/sour differentials.

The Detroit refinery heavy oil upgrading and expansion project continues to be a significant part of our capital spending. As of December 31, 2011, the project was approximately 85 percent complete and on schedule to complete construction in the third quarter of 2012. Immediately following the completion of construction, there will be a 70-day turnaround with the expanded Detroit refinery anticipated to be online by year end. In addition, we continued to optimize our other refineries in 2011, with increases in our crude oil refining capacity as of December 31, 2011 at our Garyville refinery from 464 mbpcd to 490 mbpcd, at our Catlettsburg refinery from 212 mbpcd to 233 mbpcd and at our Texas City refinery from 76 mbpcd to 80 mbpcd.

Our Speedway segment generated income from operations of $271 million for 2011 compared to income from operations of $293 million for 2010. Increases in light product and merchandise margins were more than offset by the decrease in income attributed to the sale of 166 convenience stores that were part of the Minnesota Assets disposition in December 2010.

In 2011, Speedway purchased 23 convenience stores in Illinois and Indiana. All of the locations have been rebranded and are now integrated into Speedway’s operations. We intend to grow our Speedway segment through a combination of new construction and selective acquisitions.

Our Pipeline Transportation segment continued to generate steady income, with income from operations of $199 million for 2011 compared to income from operations of $183 million for 2010.

As a result of the Spinoff, we issued $3.0 billion of senior notes in February 2011. We used a portion of the proceeds to repay our long-term debt payable to Marathon Oil. As additional sources of liquidity, during 2011 we entered into a four-year revolving credit agreement with an initial borrowing capacity of $2.0 billion and a three-year trade receivables securitization facility with an aggregate principal amount not to exceed $1.0 billion. As of December 31, 2011, we had cash and cash equivalents of $3.08 billion and no borrowings or letters of credit outstanding under either the revolving credit agreement or the trade receivables securitization facility.

The above discussion includes forward-looking statements with respect to the Detroit refinery heavy oil upgrading and expansion project and Speedway segment growth. Factors that could cause actual results to differ materially from those forward-looking statements include transportation logistics, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third-party approvals, other risks customarily associated with construction projects, and our ability to successfully implement growth opportunities. These factors (among others) could cause actual results to differ materially from those set forth in the forward-looking statements.

Overview of Segments

Refining & Marketing

Refining & Marketing segment income from operations depends largely on our refining and marketing gross margin and refinery throughputs.

Our refining and marketing gross margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries, the costs of purchased products and manufacturing expenses, including depreciation and amortization. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same relationship as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Midwest (Chicago) and U.S. Gulf Coast (“USGC”) crack spreads that we believe most closely track our operations and slate of products. LLS prices and a 6-3-2-1 ratio of products (6 barrels of LLS crude oil producing 3 barrels of unleaded regular gasoline, 2 barrels of ultra-low sulfur diesel and 1 barrel of 3 percent sulfur residual fuel) are used for these crack-spread calculations.

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

Historically, WTI has traded at prices similar to LLS. During 2011, WTI traded at prices significantly less than LLS, which favorably impacted our refining and marketing gross margin.

The following table provides sensitivities showing the estimated change in net income due to potential changes in market conditions:

(In millions, after-tax)
LLS 6-3-2-1 crack spread sensitivity (a) (per $1.00/barrel change)	$300

Sweet/sour differential sensitivity (b) (per $1.00/barrel change)	150

LLS-WTI differential sensitivity (c) (per $1.00/barrel change)	65

(a)	Weighted 52% Chicago and 48% USGC LLS 6-3-2-1 crack spreads and assumes all other differentials and pricing relationships remain unchanged.
(b)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
(c)	Assumes 25% of crude oil throughput volumes are WTI-based domestic crudes.

In addition to the market changes indicated by the crack spreads, the sweet/sour differential and the discount of WTI to LLS, our refining and marketing gross margin is impacted by factors such as:

•	the types of crude oil and other charge and blendstocks processed;

•	the selling prices realized for refined products;

•	the impact of commodity derivative instruments used to manage price risk;

•	the cost of products purchased for resale; and

•	changes in manufacturing costs, which include depreciation and amortization.

Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. The following table lists the refineries that had significant planned turnaround and major maintenance activities for each of the last three years:

Year	Refinery

2011	Canton and Catlettsburg

2010	Catlettsburg, Detroit, Garyville, Robinson and Texas City

2009	Catlettsburg, Garyville and Robinson

The table below sets forth the location and daily crude oil refining capacity of each of our refineries at December 31 of each year.

	Crude Oil Refining Capacity (mbpcd)
Refinery	2011	2010	2009

Garyville, Louisiana	490	464	436

Catlettsburg, Kentucky	233	212	212

Robinson, Illinois	206	206	206

Detroit, Michigan	106	106	106

Texas City, Texas	80	76	76

Canton, Ohio	78	78	78

St. Paul Park, Minnesota (a)	-	-	74

Total	1,193	1,142	1,188

(a)	The St. Paul Park, Minnesota refinery was sold in December 2010.

Speedway

Our retail marketing gross margin for gasoline and distillate, which is the price paid by consumers less the cost of refined products, including transportation and consumer excise taxes, and the cost of bankcard processing fees, impacts the Speedway segment profitability. Numerous factors impact gasoline and distillate demand throughout the year, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. The demand for gasoline in the Midwest region of the U.S. is estimated to have declined more than two percent in 2011 associated with higher prices, following essentially flat demand during 2010 and 2009. After decreasing in 2009, distillate demand in the Midwest region of the U.S. increased in 2010. Higher prices contributed to an estimated one percent decrease in distillate demand in 2011. Market demand increases for gasoline and distillates generally increase the product margin we can realize. The gross margin on merchandise sold at convenience stores historically has been less volatile.

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

Results of Operations

Years Ended December 31, 2011 and December 31, 2010

Consolidated Results of Operations

(In millions)	2011	2010	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$78,583	$62,387	$16,196
Sales to related parties	55	100	(45)
Income from equity method investments	50	70	(20)
Net gain on disposal of assets	12	11	1
Other income	59	37	22

Total revenues and other income	78,759	62,605	16,154

Costs and expenses:
Cost of revenues (excludes items below)	65,748	51,685	14,063
Purchases from related parties	1,916	2,593	(677)
Consumer excise taxes	5,114	5,208	(94)
Depreciation and amortization	891	941	(50)
Selling, general and administrative expenses	1,106	920	186
Other taxes	239	247	(8)

Total costs and expenses	75,014	61,594	13,420

Income from operations	3,745	1,011	2,734
Related party net interest and other financial income	35	24	11
Net interest and other financial income (costs)	(61)	(12)	(49)

Income before income taxes	3,719	1,023	2,696
Provision for income taxes	1,330	400	930

Net income	$2,389	$623	$1,766

Consolidated net income was $1.77 billion higher in 2011 compared to 2010, primarily due to a higher refining and marketing gross margin, which increased to $7.75 per barrel in 2011 from $2.81 per barrel in 2010.

Sales and other operating revenues (including consumer excise taxes) increased $16.20 billion in 2011 compared to 2010, primarily due to higher refined product selling prices.

Sales to related parties decreased $45 million in 2011 compared to 2010. The decrease resulted from sales to Marathon Oil after the Spinoff no longer being classified as related party and lower refined product volumes sold to Centennial, partially offset by higher refined product selling prices.

Income from equity method investments decreased $20 million from 2010 to 2011, primarily due to $12 million of increased losses from our investment in Centennial. Centennial experienced a significant reduction in shipment volumes in the second half of 2011 compared to the corresponding period of 2010. Also, 2010 included $4 million of income from an investment in a pipeline company that was included in the Minnesota Assets disposition.

Other income increased $22 million in 2011 compared with 2010, due primarily to income from transition services provided to the purchaser of the Minnesota Assets and to Marathon Oil.

Cost of revenues increased $14.06 billion in 2011 from 2010. The increase was primarily the result of higher acquisition costs of crude oil, refinery charge and blendstocks and refined products in the Refining & Marketing segment, largely due to higher market prices. Crude oil acquisition prices were up 31 percent, charge and blendstock prices were up 28 percent and purchased refined product prices were up 40 percent.

Purchases from related parties decreased $677 million in 2011 compared to 2010. The decrease was primarily due to purchases of crude oil from Marathon Oil after the Spinoff not being classified as related party transactions.

Selling, general and administrative expenses increased $186 million in 2011 compared with 2010. Employee compensation and benefits expenses comprised $81 million of the increase, which is partially due to an increase in the number of administrative employees associated with being a stand-alone public company, higher incentive compensation accruals related to 2011 performance and increased pension and postretirement benefit costs. Contract services expenses increased $62 million, primarily due to higher information technology costs associated with being a separate stand-alone company. In addition, bankcard processing fees related to Marathon brand sales increased $41 million, primarily due to higher transportation fuel selling prices. Following the Spinoff, we no longer receive allocated corporate overhead costs from Marathon Oil.

Related party net interest and other financial income increased $11 million in 2011 compared to 2010, primarily reflecting higher average balances of our short-term investments in preferred stock of MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil, prior to the Spinoff. The agreement with PFD was terminated on June 30, 2011. See Item 8. Financial Statements and Supplementary Data - Note 4 for further discussion of the PFD preferred stock.

Net interest and other financial costs increased $49 million in 2011 compared with 2010, primarily reflecting increased interest expense associated with the $3.0 billion of long-term debt we issued in February 2011. We capitalized third-party interest of $104 million in 2011 compared to $17 million in 2010. See Item 8. Financial Statements and Supplementary Data - Note 18 for further details relating to our debt.

Provision for income taxes increased $930 million from 2010 to 2011, primarily due to the $2.70 billion increase in income before income taxes. The effective income tax rate decreased from 39 percent in 2010 to 36 percent in 2011. The 2011 effective income tax rate was favorably impacted by an increase in income qualifying for the domestic manufacturing deduction and a decrease in the effective tax rate for state taxes. The year 2011 included a $19 million adverse tax impact of state legislative changes, primarily in Michigan, and 2010 included a $26 million adverse tax impact of federal legislative changes. The provision for income taxes for periods prior to the Spinoff has been computed as if we were a stand-alone company. See Item 8. Financial Statements and Supplementary Data - Note 11 for further details.

Segment Results

Revenues are summarized by segment in the following table:

(In millions)	2011	2010
Refining & Marketing	$73,381	$57,333
Speedway	13,490	12,494
Pipeline Transportation	403	401

Segment revenues	87,274	70,228

Elimination of intersegment revenues	(8,636)	(7,741)

Total revenues	$78,638	$62,487

Items included in both revenues and costs:
Consumer excise taxes	$5,114	$5,208

Refining & Marketing segment revenues increased $16.05 billion in 2011 from 2010, primarily due to increased refined product selling prices. Our average refined product selling prices were $2.93 per gallon in 2011 compared to $2.24 per gallon in 2010. The table below shows the average refined product benchmark prices for our marketing areas.

(Dollars per gallon)	2011	2010
Chicago spot unleaded regular gasoline	$2.79	$2.09

Chicago spot ultra-low sulfur diesel	2.98	2.17

USGC spot unleaded regular gasoline	2.75	2.05

USGC spot ultra-low sulfur diesel	2.97	2.16

Refining & Marketing intersegment sales to our Speedway segment were $8.30 billion in 2011 compared to $7.39 billion in 2010. Intersegment refined product sales volumes were 2.66 billion gallons in 2011 compared to 3.11 billion gallons in 2010, with the decreased volumes primarily due to the Minnesota Assets disposition.

Speedway segment revenues increased $996 million from 2010 to 2011, mainly due to higher gasoline and distillate selling prices, which averaged $3.44 per gallon in 2011 compared to $2.70 per gallon in 2010. These impacts were partially offset by decreased gasoline and distillate sales volumes and lower merchandise sales primarily due to the Minnesota Assets disposition in December 2010.

Income before income taxes and income from operations by segment are summarized in the following table:

(In millions)	2011	2010
Income from operations by segment:

Refining & Marketing	$3,591	$800

Speedway	271	293

Pipeline Transportation	199	183

Items not allocated to segments:

Corporate and other unallocated items (a)	(316)	(236)

Impairments (b)	-	(29)

Income from operations	3,745	1,011

Net interest and other financial income (costs) (c)	(26)	12

Income before income taxes	$3,719	$1,023

(a)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from Marathon Oil for periods prior to the Spinoff, and costs related to certain non-operating assets.

(b)	The impairment in 2010 was related to a maleic anhydride plant.
(c)	Includes related party net interest and other financial income.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

(Dollars per barrel)	2011	2010
Chicago LLS 6-3-2-1 (a) (b)	$3.81	$3.02

USGC LLS 6-3-2-1 (a)	2.84	2.13

Blended 6-3-2-1 (a)(c)	3.35	2.64

LLS	112.37	82.83

WTI	95.11	79.61

LLS - WTI differential (a)	17.26	3.22

Sweet/Sour differential (a) (d)	9.11	7.57

(a)	All spreads and differentials are measured against prompt LLS.
(b)	Calculation utilizes USGC 3% Bunker value as a proxy for Chicago residual fuel price.
(c)	Blended Chicago/USGC crack spread is 53%/47% in 2011 and 57%/43% in 2010 based on MPC’s refining capacity by region in each period.
(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

Refining & Marketing segment income from operations increased $2.79 billion in 2011 from 2010, primarily due to a higher refining and marketing gross margin per barrel, which averaged $7.75 per barrel in 2011 compared to $2.81 per barrel in 2010. Our realized refining and marketing gross margin for 2011 improved from 2010 primarily due to wider differentials between WTI and other light sweet crudes such as LLS, larger LLS 6-3-2-1 crack spreads, and wider sweet/sour differentials. The discount of WTI to LLS increased $14.04 per barrel as a result of logistical constraints in the U.S. mid-continent markets which prevented the price of WTI from rising with the prices of crudes produced in other regions. We estimate this had a $1.69 billion positive impact on our refining and marketing gross margin. The Chicago and USGC LLS 6-3-2-1 crack spreads increased $0.79 per barrel and $0.71 per barrel, respectively, and we estimate this had a $349 million positive impact on our refining and marketing gross margin. The sweet/sour differential widened $1.54 per barrel and we estimate this had a $277 million positive impact on our refining and marketing gross margin. Within our refining system, sour crude accounted for 52 percent and 54 percent of our crude oil processed in 2011 and 2010, respectively. Direct operating costs declined $248 million from 2010 to 2011, primarily due to a $188 million reduction in planned turnaround and major maintenance costs, which also contributed to the increase in gross margin.

Our total refinery throughputs of 1,358 mbpd were two percent higher in 2011 compared to 2010, which included throughputs at our former St. Paul Park refinery. The increased throughputs in 2011 were the result of improved refinery utilization and decreased turnaround activity compared to 2010, primarily at our Garyville refinery. Crude oil refined was essentially flat in 2011 compared to 2010, while other charge and blendstock throughputs increased 12 percent over the same period.

The following table includes certain key operating statistics for the Refining & Marketing segment for 2011 and 2010:

	2011	2010
Refining & Marketing gross margin (Dollars per barrel) (a)	$7.75	$2.81

Direct operating costs in Refining & Marketing gross margin (Dollars per barrel): (b)

Planned turnaround and major maintenance	$0.78	$1.19

Depreciation and amortization	1.29	1.32

Other manufacturing (c)	3.16	3.32

Total	$5.23	$5.83

Refined products sales volumes (Thousands of barrels per day) (d)	1,581	1,573

(a)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined products sales volumes.

(b)	Per barrel of total refinery throughputs.
(c)	Includes utilities, labor, routine maintenance and other operating costs.
(d)	Includes intersegment sales.

Speedway segment income from operations decreased $22 million from 2010 to 2011, with $45 million attributable to the sale of 166 convenience stores that were part of the Minnesota Assets disposition in December 2010 and $33 million attributable to increased operating expenses partially due to higher employee costs. These decreases were partially offset by a $30 million increase associated with a higher gasoline and distillate gross margin and a $26 million increase associated with a higher merchandise gross margin. Speedway’s gasoline and distillate gross margin per gallon averaged 13.08 cents in 2011, compared with 12.07 cents in 2010. Gasoline and distillate sales volumes declined in 2011 primarily reflecting the sale of the Minnesota Assets. Merchandise gross margin was $719 million in 2011 compared to $789 million in 2010, also reflecting the Minnesota Assets disposition.

Same-store gasoline sales volume decreased 1.7 percent in 2011 compared to 2010, while same-store merchandise sales increased 1.1 percent for the same period. The primary factor affecting same store gasoline sales volume was the higher average retail price of gasoline.

Pipeline Transportation segment income from operations increased $16 million in 2011 from 2010. The increase primarily reflects the absence of non-routine maintenance and impairment expenses incurred in 2010, partially offset by a reduction in income from pipeline equity method investments. Refined product trunk line volumes increased seven percent in 2011 compared to 2010, while crude oil trunk line volumes decreased two percent in the same period.

Corporate and other unallocated items increased $80 million in 2011 compared to 2010 due to higher information technology, employee benefits and other administrative expenses, partially resulting from costs associated with being a stand-alone company. Following the Spinoff, we no longer receive allocated corporate overhead costs from Marathon Oil.

Impairment expense in 2010 was a $29 million property impairment related to a maleic anhydride plant, which was operated by our Refining & Marketing segment.

Years Ended December 31, 2010 and December 31, 2009

Consolidated Results of Operations

(In millions)	2010	2009	Variance
Revenues and other income:

Sales and other operating revenues (including consumer excise taxes)	$62,387	$45,461	$16,926

Sales to related parties	100	69	31

Income from equity method investments	70	30	40

Net gain on disposal of assets	11	4	7

Other income	37	75	(38)

Total revenues and other income	62,605	45,639	16,966

Costs and expenses:

Cost of revenues (excludes items below)	51,685	37,003	14,682

Purchases from related parties	2,593	1,317	1,276

Consumer excise taxes	5,208	4,924	284

Depreciation and amortization	941	670	271

Selling, general and administrative expenses	920	842	78

Other taxes	247	229	18

Total costs and expenses	61,594	44,985	16,609

Income from operations	1,011	654	357

Related party net interest and other financial income	24	45	(21)

Net interest and other financial income (costs)	(12)	(14)	2

Income before income taxes	1,023	685	338

Provision for income taxes	400	236	164

Net income	$623	$449	$174

Consolidated net income was $174 million higher in 2010 as compared to 2009, primarily due to a higher refining and marketing gross margin, which increased to $2.81 per barrel in 2010 from $2.42 per barrel in 2009.

Sales and other operating revenues (including consumer excise taxes) increased by $16.93 billion in 2010 as compared to 2009, primarily due to higher refined product selling prices.

Income from equity method investments increased $40 million in 2010 from 2009, primarily due to higher earnings from our investments in crude oil pipeline companies, which increased approximately $22 million, and ethanol production facilities, which increased approximately $10 million.

Cost of revenues increased $14.68 billion in 2010 from 2009. The increase was primarily the result of higher acquisition costs for crude oil, charge and blendstocks and purchased refined products in the Refining & Marketing segment, largely due to higher market prices. Crude oil acquisition prices increased 26 percent, charge and blendstock prices increased 30 percent and purchased refined product prices increased 19 percent. These price-related impacts accounted for approximately $8.68 billion of the total increase. Volumes of purchased crude oil were 20 percent higher, which also contributed to increased costs of approximately $4.22 billion, primarily reflecting impacts of the Garyville major expansion project.

Purchases from related parties increased $1.28 billion from 2009 to 2010, primarily reflecting both higher acquisition costs of crude oil from Marathon Oil and increased volumes. Higher crude oil volumes accounted for approximately $630 million of the increase and higher crude prices accounted for about $600 million of the increase.

Depreciation and amortization increased $271 million in 2010 from 2009, primarily related to the Garyville major expansion project, which we completed near the end of 2009.

Related party net interest and other financial income decreased $21 million in 2010 from 2009, primarily reflecting lower average balances of short-term investments in PFD preferred stock. See Item 8. Financial Statements and Supplementary Data - Note 4 for further discussion of the PFD preferred stock.

Provision for income taxes increased $164 million from 2009 to 2010, primarily due to the $338 million increase in income before income taxes and a $26 million expense for legislative changes, which are described in Item 8. Financial Statements and Supplementary Data - Note 11. The effective income tax rate increased from 34 percent in 2009 to 39 percent in 2010, primarily due to legislative changes and a decrease in the effect of deductions for dividends received from a related party. The provision for income taxes was computed as if we were a stand-alone company.

Segment Results

Revenues are summarized by segment in the following table:

(In millions)	2010	2009
Refining & Marketing	$57,333	$40,665
Speedway	12,494	10,838
Pipeline Transportation	401	381

Segment revenues	70,228	51,884
Elimination of intersegment revenues	(7,741)	(6,354)

Total revenues	$62,487	$45,530

Items included in both revenues and costs:
Consumer excise taxes	$5,208	$4,924

Refining & Marketing segment revenues increased $16.67 billion in 2010 from 2009, consistent with relative price level changes. Our average refined product selling prices were $2.24 per gallon in 2010 as compared to $1.86 per gallon in 2009, with the higher prices in 2010 contributing about 55 percent of the increase in segment revenues. In addition, refined product sales volumes increased 15 percent in 2010, in part due to the higher production from our Garyville refinery following the completion of the major expansion project, contributing about 35 percent of the segment revenue increase. The table below shows the average refined product benchmark prices for our marketing areas.

(Dollars per gallon)	2010	2009
Chicago spot unleaded regular gasoline	$2.09	$1.69
Chicago spot ultra-low sulfur diesel	2.17	1.66
USGC spot unleaded regular gasoline	2.05	1.64
USGC spot ultra-low sulfur diesel	2.16	1.66

Refining & Marketing intersegment sales to our Speedway segment were $7.39 billion in 2010 as compared to $6.02 billion in 2009. Intersegment refined product sales volumes were 3.11 billion gallons in 2010 as compared to 3.03 billion gallons in 2009.

Speedway segment revenues increased $1.66 billion from 2009 to 2010, mainly due to higher gasoline and distillate prices, which increased nearly 20 percent and accounted for approximately $1.40 billion of the increase in segment revenues.

Income before income taxes and income from operations by segment are summarized in the following table:

(In millions)	2010	2009
Income from operations by segment:
Refining & Marketing	$800	$452
Speedway	293	212
Pipeline Transportation	183	172
Items not allocated to segments:
Corporate and other unallocated items (a)	(236)	(172)
Impairments (b)	(29)	(10)

Income from operations	1,011	654
Net interest and other financial income (c)	12	31

Income before income taxes	$1,023	$685

(a)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from Marathon Oil for periods prior to the Spinoff, and costs related to certain non-operating assets.

(b)	The impairment in 2010 was related to a maleic anhydride plant. The impairment in 2009 reflects the write-down of our equity method investment in a pipeline company.

(c)	Includes related party net interest and other financial income.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

(Dollars per barrel)	2010	2009
Chicago LLS 6-3-2-1 (a) (b)	$3.02	$3.47
USGC LLS 6-3-2-1 (a)	2.13	2.46
Blended 6-3-2-1 (a)(c)	2.64	3.14
LLS	82.83	64.54
WTI	79.61	62.09
LLS - WTI differential (a)	3.22	2.45
Sweet/Sour differential (a) (d)	7.57	5.72

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC 3% Bunker value as a proxy for Chicago residual fuel price.

(c)	Blended Chicago/USGC crack spread is 57%/43% in 2010 and 67%/33% in 2009 based on MPC’s refining capacity by region in each period.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

Refining & Marketing segment income from operations increased $348 million in 2010 from 2009, primarily due to a higher refining and marketing gross margin per barrel, which averaged $2.81 per barrel in 2010 compared to $2.42 per barrel in 2009, and accounted for approximately $240 million of the increase in segment income. The gross margin increase was primarily a result of a $1.85 per barrel widening of the sweet/sour differential, thereby decreasing the relative cost of crude processed by our refineries. We estimate that the widening of the sweet/sour differential positively impacted our refining and marketing gross margin by $766 million. Within our refining system, sour crude accounted for 54 percent and 50 percent of our crude oil processed in 2010 and 2009 respectively. These favorable impacts to the refining and marketing gross margin were partially offset by lower LLS 6-3-2-1 crack spreads in 2010 compared to 2009 and increased manufacturing costs incurred related to the additional units at the Garyville refinery.

Also contributing to the increase in segment income from operations were increases in our refined product sales volumes, due primarily to increased refinery production, which accounted for approximately $185 million of the increase in segment income. We averaged 1,173 mbpd of crude oil throughput in 2010 and 957 mbpd in 2009. Total refinery throughputs averaged 1,335 mbpd in 2010 and 1,153 mbpd in 2009. These throughputs were higher in 2010 than in 2009, primarily due to the Garyville major expansion, slightly offset by the reduction caused by the sale of the St. Paul Park refinery effective December 1, 2010.

The following table includes certain key operating statistics for the Refining & Marketing segment for 2010 and 2009.

	2010	2009
Refining & Marketing gross margin (Dollars per barrel) (a)	$2.81	$2.42
Direct operating costs in Refining & Marketing gross margin (Dollars per barrel): (b)
Planned turnaround and major maintenance	$1.19	$0.88
Depreciation and amortization	1.32	0.93
Other manufacturing (c)	3.32	3.49

Total	$5.83	$5.30

Refined products sales volumes (Thousands of barrels per day) (d)	1,573	1,365

(a)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined products sales volumes.

(b)	Per barrel of total refinery throughputs.

(c)	Includes utilities, labor, routine maintenance and other operating costs.

(d)	Includes intersegment sales.

Speedway segment income from operations increased $81 million from 2009 to 2010, primarily due to a higher gasoline and distillates gross margin, which averaged 12.07 cents per gallon in 2010 compared to 10.30 cents per gallon in 2009.

Same-store gasoline sales volume increased 3.0 percent compared to 2009, while same-store merchandise sales increased by 4.4 percent for the same period.

Pipeline Transportation segment income from operations increased $11 million in 2010 from 2009, primarily due to higher earnings from our equity method investments in crude oil pipeline companies. This was partially offset by increased depreciation expense, primarily reflecting an impairment charge for the 2010 cancellation of a pipeline project associated with the Detroit refinery heavy oil upgrading and expansion project and the impact of pipeline assets associated with the Garyville major expansion project, which were placed in service near the end of 2009.

Corporate and other unallocated items reflected an increase in expenses of $64 million from 2009 to 2010, primarily due to higher benefits-related costs.

Liquidity and Capital Resources

Cash Flows

Net cash provided from operating activities totaled $3.31 billion in 2011, compared to $2.22 billion in 2010 and $2.46 billion in 2009. The $1.09 billion increase in 2011 compared to 2010 was primarily due to higher net income in 2011, partially offset by changes in working capital. Changes in working capital were a net $13 million source of cash in 2011, compared to a net $318 million source of cash in 2010, primarily due to the impact of higher crude oil and refined product prices on accounts payable and accounts receivable at year-end 2011 compared to year-end 2010 and higher inventory volumes at December 31, 2011. The $238 million decrease in 2010 compared to 2009 was mainly due to a smaller cash source from working capital changes, primarily reflecting the impact of higher crude oil and refined product prices on accounts payable and accounts receivable at year-end 2010 as compared to year-end 2009.

Net cash provided by investing activities totaled $1.30 billion in 2011, compared to net cash used in investing activities of $2.15 billion in 2010 and $2.64 billion in 2009. The $3.45 billion change in 2011 from 2010 was primarily due to net redemptions of related party debt securities in 2011, as further discussed below. The favorable $499 million change in 2010 from 2009 was primarily due to decreased capital spending resulting from completion of our Garyville major expansion project at the end of 2009 and increased cash received from asset disposals, partially offset by net purchases of related party debt securities in 2010.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows for each of the last three years:

(In millions)	2011	2010	2009
Additions to property, plant and equipment	$1,185	$1,217	$2,891
Acquisitions (a)	74	-	-
Increase (decrease) in capital accruals	53	(51)	(312)

Total capital expenditures	1,312	1,166	2,579
Investments in equity method investees	11	7	6

Total capital expenditures and investments	$1,323	$1,173	$2,585

(a)	Speedway’s acquisition of 23 convenience stores in 2011. See Item 8. Financial Statements and Supplementary Data - Note 15.

Capital expenditures and investments for each of the last three years are summarized by segment below:

(In millions)	2011	2010	2009
Refining & Marketing	$900	$961	$2,241
Speedway (a)	164	84	49
Pipeline Transportation	121	24	56
Corporate and Other (b)	138	104	239

Total	$1,323	$1,173	$2,585

(a)	Includes $74 million acquisition of 23 convenience stores in 2011. See Item 8. Financial Statements and Supplementary Data - Note 15.

(b)	Includes capitalized interest of $114 million, $103 million and $236 million in 2011, 2010 and 2009, respectively.

The Detroit refinery heavy oil upgrading and expansion project comprised 59 percent, 50 percent and 14 percent (excluding capitalized interest associated with this project) of our Refining & Marketing segment capital spending in 2011, 2010 and 2009, respectively. As of December 31, 2011, the Detroit refinery heavy oil upgrading and expansion project was approximately 85 percent complete and on schedule to complete construction in the third quarter of 2012.

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

The Garyville major expansion project was a major component of our 2009 spending, accounting for approximately 64 percent (excluding capitalized interest associated with this project) of our Refining & Marketing segment’s capital spending in 2009.

The $74 million cash used in acquisitions in 2011 resulted from our Speedway segment’s purchase of 23 convenience stores in Illinois and Indiana.

Disposal of assets totaled $144 million, $763 million and $53 million in 2011, 2010 and 2009, respectively. The $144 million of cash from asset disposals in 2011 primarily included the collection of a receivable associated with the sale of the Minnesota Assets. In 2010, disposal of assets primarily included proceeds from the sale of the Minnesota Assets.

Net investments in related party debt securities was a source of cash of $2.40 billion in 2011, a use of cash of $1.69 billion in 2010 and a source of cash of $160 million in 2009. All such activity reflected the net cash flow from redemptions and purchases of PFD preferred stock. Prior to the Spinoff, all investments in PFD preferred stock were redeemed, and the agreement with PFD was terminated. See Item 8. Financial Statements and Supplementary Data - Note 4 for further discussion of our investments in PFD preferred stock.

Net cash used in financing activities totaled $1.64 billion in 2011, compared with cash used in financing activities of $82 million in 2010 and cash provided by financing activities of $209 million in 2009. The use of cash in 2011 was primarily due to the net repayment of debt payable to Marathon Oil and its subsidiaries and net distributions to Marathon Oil, partially offset by cash provided from the issuance of long-term debt. These activities were undertaken to effect the Spinoff. The year 2011 also included a use of cash of $60 million for debt issuance costs associated with the $3.0 billion of senior notes, our $2.0 billion revolving credit facility and our $1.0 billion trade receivables securitization facility. See Item 8. Financial Statements and Supplementary Data - Note 18 for additional information on our long-term debt.

Net borrowings and repayments under our long-term debt payable to Marathon Oil and its subsidiaries was a use of cash of $3.62 billion in 2011 compared with sources of cash of $1.26 billion in 2010 and $15 million in 2009. The agreements with Marathon Oil and its subsidiaries were terminated in 2011. In 2010, net borrowings included $1.26 billion under the revolving credit agreement with PFD. See Item 8. Financial Statements and Supplementary Data - Note 4 for further discussion of these financing agreements.

Contributions from (distributions to) Marathon Oil totaled net distributions of $783 million in 2011 and $1.33 billion in 2010 and a net contribution of $207 million in 2009. The net distribution in 2011 was primarily related to $1.47 billion in net cash distributions paid to Marathon Oil, partially offset by income taxes it incurred on our behalf. The net distribution in 2010 was primarily related to $1.48 billion in cash distributions paid to Marathon Oil. The net contribution in 2009 was primarily capitalized interest and corporate overhead cost allocations incurred by Marathon Oil on our behalf.

In accordance with the separation and distribution agreement between Marathon Oil and us relating to the Spinoff, Marathon Oil determined that our cash and cash equivalents balance as of June 30, 2011 should be approximately $1.625 billion. Our actual cash and cash equivalents balance as of June 30, 2011 was $1.622 billion and it increased to $3.08 billion at December 31, 2011 due to the factors discussed above.

Derivative Instruments

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources

As of December 31, 2011 our liquidity totaled $6.08 billion consisting of:

(In millions)	December 31, 2011
Cash and cash equivalents	$3,079
Revolving credit facility	2,000
Trade receivables securitization facility	1,000

Total	$6,079

Because of the alternatives available to us, including internally generated cash flow and access to capital markets, we believe that our short-term and long-term liquidity is adequate to fund not only our current operations, but also our near-term and long-term funding requirements, including capital spending programs, the repurchase of shares of our common stock, dividend payments, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

On February 1, 2011, we completed a private placement of $3.0 billion in aggregate principal amount of senior notes (collectively, the “Notes”), consisting of $750 million aggregate principal amount of our 3 1/2% Senior Notes due March 1, 2016, $1.0 billion aggregate principal amount of our 5 1/8% Senior Notes due March 1, 2021 and $1.25 billion aggregate principal amount of our 6 1/2% Senior Notes due March 1, 2041. On November 18, 2011 we completed a registered exchange offer for the Notes. Interest on each series of Notes is payable semi-annually on March 1 and September 1 of each year.

The indenture governing the Notes includes covenants that, among other things, limit our ability, and the ability of our subsidiaries, to incur debt secured by mortgages and other liens with respect to principal properties, enter into sale and leaseback transactions with respect to principal properties and merge or consolidate with any other entity or sell or convey all or substantially all of our assets. These covenants are subject to a number of important qualifications and limitations as set forth in the indenture. In addition, if we experience a “change of control repurchase event” (as defined in the indenture) with respect to a series of Notes, we will be required, unless we have exercised our right to redeem the Notes of such series, to offer to purchase the Notes of such series at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest.

We entered into a four-year revolving credit agreement dated March 11, 2011, as amended and effective July 1, 2011 (the “Credit Agreement”) with a syndicate of lenders, including JPMorgan Chase Bank, National Association, as administrative agent.

Under the Credit Agreement, we have an initial borrowing capacity of up to $2.0 billion. We have the right to seek an increase of the total amount available under the Credit Agreement to $2.5 billion, subject to certain conditions. We may obtain up to $1.5 billion of letters of credit and up to $100 million of swingline loans under the Credit Agreement. We may, subject to certain conditions, request that the term of the Credit Agreement be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date. At December 31, 2011, we had no borrowings or letters of credit outstanding under this Credit Agreement.

The Credit Agreement contains covenants that we consider usual and customary for an agreement of this type, including a maximum ratio of Net Consolidated Indebtedness as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for each consecutive four fiscal quarter period of 3.0 to 1.0 and a minimum ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Credit Agreement) for each consecutive four fiscal quarter period of 3.5 to 1.0. As of December 31, 2011, we were in compliance with these debt covenants with a ratio of Net Consolidated Indebtedness to Consolidated EBITDA (as defined in the Credit Agreement) of 0.6 to 1.0 and a ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Credit Agreement) of 78.4 to 1.0. The Credit Agreement includes limitations on indebtedness of our subsidiaries, other than subsidiaries that guarantee our obligations under the Credit Agreement.

Borrowings of revolving loans under the Credit Agreement bear interest, at our option, at either (i) the sum of the Adjusted LIBO Rate (as defined in the Credit Agreement), plus a margin ranging between 1.75 percent to 3.00 percent, depending on our credit ratings, or (ii) the sum of the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging between 0.75 percent to 2.00 percent, depending on our credit ratings. The Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees of 0.30 percent of the unused portion, fees in respect of letters of credit and other fees.

On July 1, 2011, we entered into a three-year trade receivables securitization facility with a syndicate group of committed purchasers, conduit purchasers and letter of credit issuers arranged by J.P. Morgan Securities LLC for an aggregate principal amount not to exceed $1.0 billion. The facility involves one of our wholly owned subsidiaries, Marathon Petroleum Company LP (“MPC LP”), selling or contributing on an on-going basis all of its trade receivables (other than receivables arising in connection with the extension of credit under proprietary credit card services), together with all related security and interests in the proceeds thereof, without recourse, to another wholly owned, bankruptcy-remote, subsidiary, MPC Trade Receivables Company LLC (“TRC”) in exchange for a combination of cash, equity or a subordinated note issued by TRC to MPC LP. TRC, in turn, has the ability to sell undivided percentage ownership interests in qualifying trade receivables, together with all related security and interests in the proceeds thereof, without recourse, to certain commercial paper conduit purchasers and/or financial institutions in exchange for cash proceeds. Effective October 1, 2011, we amended and restated the trade receivables securitization facility to, among other things, include trade receivables originated by our wholly owned subsidiary, Marathon Petroleum Trading Canada LLC (“MPTC”).

To the extent that TRC retains an ownership interest in the receivables it has purchased or received from MPC LP or MPTC, such interest will be included in our consolidated financial statements solely as a result of the consolidation of the financial statements of TRC with those of MPC. The receivables sold or contributed to TRC are available first and foremost to satisfy claims of the creditors of TRC and are not available to satisfy the claims of creditors of MPC LP, MPTC or MPC.

Proceeds from the sale of undivided percentage ownership interests in qualifying receivables under this facility will be reflected as debt on our consolidated balance sheet. We will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to our sale of receivables under this facility. At December 31, 2011, we had no borrowings or letters of credit outstanding under this facility.

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

As of December 31, 2011, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

Rating Agency	Rating
Moody’s	Baa2 (stable outlook)
Standard & Poor’s	BBB (stable outlook)

The ratings reflect the respective views of the rating agencies. Although it is our intention to maintain a credit profile that supports an investment grade rating, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.

Neither our Credit Agreement nor our trade receivables securitization facility contains credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt to below investment grade ratings would increase the applicable interest rates, yields and other fees payable under our revolving credit facility and trade receivables securitization facility. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables securitization facility.

Debt-to-Capital Ratios

Our cash-adjusted debt-to-capital ratio (total debt-minus-cash to total debt-plus-stockholders’ equity-minus-cash) was 2 percent at December 31, 2011, compared to 16 percent at June 30, 2011, when we became a stand-alone company. Our debt-to-total capital ratio (total debt to total debt-plus-stockholders’ equity) was 26 percent at December 31, 2011, compared to 27 percent at June 30, 2011.

(In millions)	December 31, 2011	June 30, 2011
Long-term debt due within one year	$15	$12
Long-term debt	3,292	3,262

Total debt	$3,307	$3,274

Cash and cash equivalents	$3,079	$1,622
Stockholders’ equity	9,505	8,977

Calculation of cash-adjusted debt-to-capital ratio:
Total debt	$3,307	$3,274
Minus cash	3,079	1,622

Total debt minus cash	$228	$1,652

Total debt	$3,307	$3,274
Plus stockholders’ equity	9,505	8,977
Minus cash	3,079	1,622

Total debt plus stockholders’ equity minus cash	$9,733	$10,629

Cash-adjusted debt-to-capital ratio	2%	16%

Calculation of debt-to-total capital ratio:
Total debt	$3,307	$3,274
Plus stockholders’ equity	9,505	8,977

Total debt plus stockholders’ equity	$12,812	$12,251

Debt-to-total capital ratio	26%	27%

Capital Requirements

We have a capital and investment budget of $1.42 billion, excluding capitalized interest, for 2012. Additional details related to the 2012 capital and investment budget are discussed in the Outlook section below.

We plan to make contributions of approximately $240 million to our funded pension plans in 2012.

Dividends of 45 cents per share or $160 million were paid in 2011. On February 1, 2012, our board of directors approved a 25 cents per share dividend, payable March 12, 2012 to stockholders of record at the close of business on February 16, 2012.

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. We may utilize various methods to effect the repurchases, which could include open market purchases, negotiated block transactions, accelerated share repurchases (“ASR”) or open market solicitations for shares. On February 3, 2012, we entered into an $850 million ASR program with a major financial institution as part of this authorization. The total number of shares to be repurchased will be based generally on the volume-weighted average price of MPC common stock during the repurchase period, subject to provisions that set a minimum and maximum number of shares. Under the ASR, we received 9.986 million shares of MPC common stock on February 3, 2012 and expect to receive a majority of the additional shares by the end of the first quarter of 2012. As received, shares will be reflected in our treasury stock component of stockholders’ equity in the first quarter of 2012. The remaining shares under the ASR will be delivered to us over the term of the transaction, with all shares to be delivered by the end of the third quarter of 2012. The timing of repurchases, if any, outside of the ASR will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

The above discussion includes forward-looking statements with respect to the share repurchase authorization. Factors that could affect the share repurchase program and its timing include, but are not limited to business conditions, availability of liquidity, and the market price of our common stock.

Contractual Cash Obligations

The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2011.

(In millions)	Total	2012	2013-2014	2015-2016	Later Years
Long-term debt (excludes interest) (a)	$3,000	$-	$-	$750	$2,250
Capital lease obligations	576	34	88	88	366
Operating lease obligations	663	141	247	174	101
Purchase obligations:
Crude oil, feedstock, refined product and ethanol contracts (b)	9,906	8,538	795	383	190
Transportation and related contracts	624	129	130	100	265
Contracts to acquire property, plant and equipment (c)	347	326	21	-	-
Service and materials contracts (d)	1,304	261	345	244	454

Total purchase obligations	12,181	9,254	1,291	727	909
Other long-term liabilities reported in the consolidated balance sheet (e)	1,549	284	346	340	579

Total contractual cash obligations	$17,969	$9,713	$1,972	$2,079	$4,205

(a)	We anticipate cash payments for interest of $159 million for 2012, $318 million for 2013-2014, $304 million for 2015-2016 and $2.22 billion for later years for a total of $3.00 billion.

(b)	These contracts include variable price arrangements.

(c)	Includes obligations to advance funds to equity method investees.

(d)	Includes contracts to purchase services such as utilities, supplies and various other maintenance and operating services.

(e)

Primarily includes obligations for pension and other postretirement benefits including medical and life insurance, which we have estimated through 2021. See Item 8. Financial Statements and Supplementary Data - Note 20.

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

We have provided various guarantees related to equity method investees. In conjunction with the Spinoff, we entered into various indemnities and guarantees to Marathon Oil. These arrangements are described in Item 8. Financial Statements and Supplementary Data - Note 23.

Outlook

We have a capital and investment budget of $1.42 billion, excluding capitalized interest, for 2012. This represents about a 17 percent increase from our 2011 spending. The primary focus of the 2012 budget is continuation of the Detroit refinery heavy oil upgrading and expansion project, which is expected to complete construction in the third quarter of 2012 with full integration into the refinery by year-end 2012. The budget also includes increased spending on transportation, logistics and marketing projects as well as amounts designated for corporate activities. We continuously evaluate our capital budget and make changes as conditions warrant.

Refining & Marketing

The 2012 capital budget includes $745 million for Refining & Marketing segment projects, with approximately $350 million representing continued spending on the Detroit refinery heavy oil upgrading and expansion project. When completed, this project will increase the refinery’s heavy oil upgrading capacity, including Canadian bitumen blends, by about 80 mbpd, and will increase its total crude oil refining capacity by approximately 15 mbpd. The remainder of the budget is primarily allocated to maintaining facilities and meeting regulatory requirements.

Speedway

The 2012 capital budget includes $353 million for our Speedway segment, relating to new construction and acquisitions to expand our markets and remodeling and rebuilding projects for existing convenience stores to upgrade and enhance our existing facilities. Also included in the capital budget are expenditures for dispenser, equipment and technology upgrades. The Speedway segment capital budget includes funding to acquire 88 convenience stores situated throughout Indiana and Ohio from GasAmerica Services Inc. (“GasAmerica”), plus several parcels of undeveloped real estate for future development. The GasAmerica transaction is anticipated to close by the end of May 2012, subject to receipt of regulatory approvals, customary due diligence and satisfaction of other customary closing conditions.

Pipeline Transportation

The 2012 capital budget includes $230 million for our Pipeline Transportation segment, relating primarily to upgrades to replace or enhance our existing facilities and projects for new infrastructure. Included in new infrastructure is $20 million, which will be used to construct a new section of pipeline to connect an existing pipeline to our Detroit refinery. This connection will allow us to deliver additional supplies of Canadian crude to that refinery.

Corporate and Other

The remaining 2012 capital budget includes $91 million related to corporate activities.

In addition, we expect to record $116 million in capitalized interest, primarily associated with the Detroit refinery heavy oil upgrading and expansion project.

Midstream Asset Evaluation

On February 1, 2012, we announced that we are evaluating strategic alternatives with respect to certain of our midstream assets, including, but not limited to, the possible formation and initial public offering of an MLP. Midstream assets are generally considered those involved in transportation, storage and logistics operations. If we determine to further pursue an initial public offering of an MLP, we would not expect to file a registration statement before the end of the second quarter of 2012.

The above discussion includes forward-looking statements with respect to our midstream asset evaluation. There can be no assurance that this evaluation will lead to an initial public offering of an MLP or any other transaction, or that if any transaction is further pursued, that it will be consummated. Some of the factors that could affect the midstream asset evaluation and the outcome of such evaluation include risks relating to securities markets generally, the impact of adverse market conditions affecting our midstream business, adverse changes in laws including with respect to tax and regulatory matters and other risks.

Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital and investment spending. The forward-looking statements about our capital and investment budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include prices of and demand for crude oil and refinery feedstocks, natural gas and refined products, actions of competitors, delays in obtaining necessary third-party approvals, disruptions or interruptions of our refining operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations.

Transactions with Related Parties

Following completion of the Spinoff on June 30, 2011, Marathon Oil retained no ownership interest in us and is no longer a related party.

Purchases of crude oil and natural gas from Marathon Oil accounted for five percent or less of our total cost of revenues and purchases from related parties for the periods prior to the Spinoff. Related party purchases of crude oil and natural gas from Marathon Oil were at market-based contract prices. The crude oil prices were based on indices that represented market value for time and place of delivery and that were also used in third-party contracts. The natural gas prices equaled the price at which Marathon Oil purchased the natural gas from third parties plus the cost of transportation.

We believe that transactions with related parties, other than certain transactions with Marathon Oil to effect the Spinoff and related to the provision of administrative services, were conducted under terms comparable to those with unrelated parties.

On May 25, 2011, we entered into a separation and distribution agreement and several other agreements with Marathon Oil to effect the Spinoff and to provide a framework for our relationship with Marathon Oil. Because the terms of our separation from Marathon Oil and these agreements were entered into in the context of a related-party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties. See Item 8. Financial Statements and Supplementary Data - Note 4 for further discussion of activity with related parties.

Environmental Matters and Compliance Costs

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

Legislation and regulations pertaining to fuel specifications, climate change and greenhouse gas emissions have the potential to materially adversely impact our business, financial condition, results of operations and cash flows, including costs of compliance and permitting delays. The extent and magnitude of these adverse impacts cannot be reliably or accurately estimated at this time because specific regulatory and legislative requirements have not been finalized and uncertainty exists with respect to the measures being considered, the costs and the time frames for compliance, and our ability to pass compliance costs on to our customers. For additional information see Item 1A. Risk Factors.

Our environmental expenditures, based on the American Petroleum Institute’s definition of environmental expenditures, for each of the last three years were:

(In millions)	2011	2010	2009
Capital	$167	$223	$308
Compliance:
Operating and maintenance	354	403	350
Remediation(a)	27	20	27

Total	$548	$646	$685

(a)	These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash provisions recorded for environmental remediation.

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we comply with all legal requirements regarding the environment, but since not all of them are fixed or presently determinable (even under existing legislation) and may be affected by future legislation or regulations, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed.

Our environmental capital expenditures accounted for 13 percent of capital expenditures in 2011, 19 percent of capital expenditures in 2010 and 12 percent in 2009. Our environmental capital expenditures are expected to approximate $64 million, or 5 percent, of total capital expenditures in 2012. Predictions beyond 2012 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based on currently identified projects, we anticipate that environmental capital expenditures will be approximately $64 million in 2013; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

We have spent $620 million from 2008 through December 31, 2011 to comply with MSAT II regulations relating to benzene content in refined products. We have finalized our strategic approach to comply with MSAT II regulations and all MSAT II compliance units were in operation as of December 31, 2011.

For more information on environmental regulations that impact us, or could impact us, see Item 1. Business—Environmental Matters, Item 1A. Risk Factors and Item 3. Legal Proceedings.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Accounting estimates are considered to be critical if (1) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (2) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used.

Fair Value Estimates

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three approaches for measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach, each of which includes multiple valuation techniques. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to measure fair value by converting future amounts, such as cash flows or earnings, into a single present value amount using current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace the service capacity of an asset. This is often referred to as current replacement cost. The cost approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.

The fair value accounting standards do not prescribe which valuation technique should be used when measuring fair value and does not prioritize among the techniques. These standards establish a fair value hierarchy that prioritizes the inputs used in applying the various valuation techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority. The three levels of the fair value hierarchy are as follows:

•

Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the measurement date.

•	Level 3 – Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. We use a market or income approach for recurring fair value measurements and endeavor to use the best information available. See Item 8. Financial Statements and Supplementary Data - Note 16 for disclosures regarding our fair value measurements.

Significant uses of fair value measurements include:

•	assessment of impairment of long-lived assets;

•	assessment of impairment of goodwill;

•	assessment of impairment of equity method investments;

•	recorded value of derivative instruments; and

•	recorded value of investments in debt and equity securities.

Impairment Assessments of Long-Lived Assets, Goodwill and Equity Method Investments

Fair value calculated for the purpose of testing our long-lived assets, goodwill and equity method investments for impairment is estimated using the expected present value of future cash flows method and comparative market prices when appropriate. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions. Significant assumptions include:

•

Future margins on products produced and sold.    Our estimates of future product margins are based on our analysis of various supply and demand factors, which include, among other things, industry-wide capacity, our planned utilization rate, end-user demand, capital expenditures and economic conditions. Such estimates are consistent with those used in our planning and capital investment reviews.

•	Future volumes. Our estimates of future pipeline throughput volumes are based on internal forecasts prepared by our Pipeline Transportation segment operations personnel.

•

Discount rate commensurate with the risks involved.    We apply a discount rate to our cash flows based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible. A higher discount rate decreases the net present value of cash flows.

•	Future capital requirements. These are based on authorized spending and internal forecasts.

We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual results may differ from these projections.

The need to test for impairment can be based on several indicators, including a significant reduction in prices of or demand for products produced, a poor outlook for profitability, a significant reduction in pipeline throughput volumes, significant reduction in refining margins, other changes to contracts or changes in the regulatory environment in which the asset or equity method investment is located.

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which generally is the refinery and associated distribution system level for Refining & Marketing segment assets, site level for Speedway segment convenience stores or the pipeline system level for Pipeline Transportation segment assets. If the sum of the undiscounted estimated pretax cash flows is less than the carrying value of an asset group, fair value is calculated, and the carrying value is written down if greater than the calculated fair value.

Unlike long-lived assets, goodwill must be tested for impairment at least annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. At December 31, 2011 we had a total of $842 million of goodwill recorded on our consolidated balance sheet. The fair value of our reporting units exceeded book value appreciably for each of our reporting units in 2011.

Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2011 we had $302 million of investments in equity method investments recorded in our consolidated balance sheet.

An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.

Derivatives

We record all derivative instruments at fair value. A large volume of our commodity derivatives are exchange-traded and require few assumptions in arriving at fair value. Fair value estimation for all our derivative instruments is discussed in Item 8. Financial Statements and Supplementary Data - Note 16. Additional information about derivatives and their valuation may be found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Investments in Debt and Equity Securities

We record all of our investments in debt and equity securities at fair value. Our investments in related party debt securities were redeemable on any business day at a stated price which had been determined to approximate fair value. Our investments in other equity securities are exchange-traded, and fair value is determined from quoted market prices.

Pension and Other Postretirement Benefit Obligations

Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:

•	the discount rate for measuring the present value of future plan obligations;
•	the expected long-term return on plan assets;
•	the rate of future increases in compensation levels; and
•	health care cost projections.

We develop our demographics and utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for our funded pension plans and our unfunded retiree health care plans due to the different projected benefit payment patterns. The selected rates are compared to various similar bond indexes for reasonableness. In determining the assumed discount rates, we use our third-party actuary’s discount rate model. This model calculates an equivalent single discount rate for the projected benefit plan cash flows using a yield curve derived from Aa bond yields. The yield curve represents a series of annualized individual spot discount rates from 0.5 to 99 years. The bonds used are rated Aa or higher by a recognized rating agency and only non-callable bonds are included. Outlier bonds that have a yield to maturity that deviate significantly from the average yield within each maturity grouping are not included. Each issue is required to have at least $250 million par value outstanding.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 4.30 percent for our pension plans and 4.65 percent for our other postretirement benefit plans by 0.25 would increase pension obligations and other postretirement benefit plan obligations by $131 million and $21 million, respectively, and would increase defined benefit pension expense and other postretirement benefit plan expense by $11 million and $1 million, respectively.

The asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 75 percent equity securities and 25 percent fixed income securities for the funded pension plans), past performance and other factors. Certain components of the asset mix are modeled with various assumptions regarding inflation and returns. Our long term asset rate of return assumption is compared to those of other companies and to historical returns for reasonableness. After evaluating activity in the capital markets, we reduced the asset rate of return from 8.50 percent to 7.50 percent effective for 2012 defined benefit pension expense. Decreasing the 7.50 percent asset rate of return assumption by 0.25 would increase our defined benefit pension expense by $4 million.

Compensation change assumptions are based on historical experience, anticipated future management actions and demographics of the benefit plans.

Health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.

Item 8. Financial Statements and Supplementary Data - Note 20 includes detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other postretirement plan expense, as well as the obligations and accumulated other comprehensive loss reported on the year-end balance sheets.

Contingent Liabilities

We accrue contingent liabilities for legal actions, claims, litigation, environmental remediation, tax deficiencies related to operating taxes and third party indemnities for specified tax matters when such contingencies are both probable and estimable. We regularly assess these estimates in consultation with legal counsel to consider resolved and new matters, material developments in court proceedings or settlement discussions, new information obtained as a result of ongoing discovery and past experience in defending and settling similar matters. Actual costs can differ from estimates for many reasons. For instance, settlement costs for claims and litigation can vary from estimates based on differing interpretations of laws, opinions on degree of responsibility and assessments of the amount of damages. Similarly, liabilities for environmental remediation may vary from estimates because of changes in laws, regulations and their interpretation; additional information on the extent and nature of site contamination; and improvements in technology.

We generally record losses related to these types of contingencies as cost of revenues or selling, general and administrative expenses in the consolidated statements of income, except for tax deficiencies unrelated to income taxes, which are recorded as other taxes. For additional information on contingent liabilities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters and Compliance Costs.

An estimate of the sensitivity to net income if other assumptions had been used in recording these liabilities is not practical because of the number of contingencies that must be assessed, the number of underlying assumptions and the wide range of reasonably possible outcomes, in terms of both the probability of loss and the estimates of such loss.

Accounting Standards Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires disclosure of additional information related to recognized financial and derivative instruments that are offset or are not offset but are subject to an enforceable netting agreement. The purpose of the requirement is to help users evaluate the effect or potential effect of offsetting and related netting arrangements on an entity’s financial position. The update is to be applied retrospectively and is effective for annual periods that begin on or after January 1, 2013 and interim periods within those annual periods. Adoption of this update will not have an impact on our consolidated results of operations, financial position, or cash flows.

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

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under US GAAP and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe certain of the US GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in IFRS. The amendments are to be applied prospectively and will be effective in interim and annual periods beginning with the first quarter of 2012 for us. Early application is not permitted. We do not expect adoption of these amendments to have a significant impact on our consolidated results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

General

We are exposed to market risks related to the volatility of crude oil and refined product prices. We employ various strategies, including the use of commodity derivative instruments, to manage the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates and foreign currency exchange rates. We use financial derivative instruments to manage the risks related to interest rate fluctuations. We are at risk for changes in fair value of all of our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.

We believe that our use of derivative instruments, along with our risk assessment procedures and internal controls, does not expose us to material adverse consequences. While the use of derivative instruments could materially affect our results of operations in particular quarterly or annual periods, we believe that the use of these instruments will not have a material adverse effect on our financial position or liquidity.

See Item 8. Financial Statements and Supplementary Data - Notes 16 and 17 for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes. We designate our interest rate derivative instruments as fair value hedges.

Commodity Price Risk

Our strategy is to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. We use a variety of commodity derivative instruments, including futures, forwards, swaps and combinations of options, as part of an overall program to manage commodity price risk. We also may utilize the market knowledge gained from these activities to do a limited amount of trading not directly related to our physical transactions.

We use commodity derivative instruments on crude oil and refined product inventories to manage price risk associated with inventories above or below last-in, first-out inventory targets. We also use derivative instruments related to the acquisition of foreign-sourced crude oil and ethanol blended with refined petroleum products to manage price risk associated with market volatility between the time we purchase the product and when we use it in the refinery production process or it is blended. In addition, we may use commodity derivative instruments on fixed price contracts for the sale of refined products to manage risk by converting the refined product sales to market-based prices. The majority of these derivatives are exchange-traded contracts for crude oil, refined products and ethanol.

We closely monitor and manage our exposure to market risk on a daily basis in accordance with policies approved by our board of directors. Our positions are monitored daily by a risk control group to ensure compliance with our stated risk management policy.

Open Derivative Positions and Sensitivity Analysis

The table below sets forth information relating to our significant open commodity derivative contracts as of December 31, 2011.

	December 31, 2011
	Position	Total Barrels (In thousands)	Weighted Average Price (Per barrel)	Benchmark
Crude Oil (a)
Exchange-traded	Long	7,653	$98.44	CME Crude(b)
Exchange-traded	Short	(19,382)	$97.74	CME Crude(b)

	Position	Total Barrels (In thousands)	Weighted Average Price (Per gallon)	Benchmark
Refined Products (c)
Exchange-traded	Long	1,711	$2.82	CME Heating Oil and RBOB(b)(d)
Exchange-traded	Short	(3,413)	$2.78	CME Heating Oil and RBOB(b)(d)

(a)	98.6 percent of these contracts expire in the first quarter of 2012.
(b)	Chicago Mercantile Exchange (“CME”).
(c)	100 percent of these contracts expire in the first quarter of 2012.
(d)	Reformulated Gasoline Blendstock for Oxygenate Blending (“RBOB”).

Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of December 31, 2011 is provided in the following table.

	Incremental Change in IFO from a Hypothetical Price Increase of		Incremental Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of December 31, 2011
Crude	$(107)	$(264)	$116	$289
Refined products	(12)	(31)	12	31

We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.

We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after December 31, 2011 would cause future IFO effects to differ from those presented above.

Interest Rate Risk

We are impacted by interest rate fluctuations related to our debt obligations. At December 31, 2011, our debt was primarily comprised of the $3.0 billion fixed rate senior notes issued on February 1, 2011.

In 2011, we entered into interest rate swap derivative instruments to manage our interest rate risk associated with a portion of the fixed interest rate debt in our portfolio. As of December 31, 2011, we had interest rate swap agreements with a notional amount of $500 million at a weighted average, LIBOR-based, floating rate of 2.02 percent. This interest rate swap is designated as a fair value hedge, which effectively results in an exchange of existing obligations to pay fixed interest rates for an obligation to pay floating rates.

Sensitivity analysis of the projected incremental effect of a hypothetical 100-basis-point shift in interest rates on financial assets and liabilities as of December 31, 2011 is provided in the following table.

(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities) (a)
Interest rate swap agreements	$19	(b)	$18	(c)
Long-term debt (d)	(3,203)	(b)	324	(c)

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
(c)

For the interest rate swap agreements, this assumes a 100-basis-point decrease in the effective swap rate at December 31, 2011. For long-term debt, this assumes a 100-basis-point decrease in the weighted average yield-to-maturity at December 31, 2011.

(d)	Excludes capital leases.

At December 31, 2011, our portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

Foreign Currency Exchange Rate Risk

We are impacted by foreign exchange rate fluctuations related to some of our purchases of crude oil denominated in Canadian Dollars. We did not utilize derivatives to manage our market risk exposure to these foreign exchange rate fluctuations in 2011.

Counterparty Risk

We are also exposed to financial risk in the event of nonperformance by counterparties or brokers. We regularly review the creditworthiness of counterparties and brokers and enter into master netting agreements when appropriate.

Forward-Looking Statements

These quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about risks associated with the use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, other refinery feedstocks, refined products and ethanol. If these assumptions prove to be inaccurate, future outcomes with respect to our use of derivative instruments may differ materially from those discussed in the forward-looking statements.

Item 8. Financial Statements and Supplementary Data

Management’s Responsibilities for Financial Statements

To the Stockholders of Marathon Petroleum Corporation:

The accompanying consolidated financial statements of Marathon Petroleum Corporation and its subsidiaries (“MPC”) are the responsibility of management and have been prepared in conformity with accounting principles generally accepted in the United States of America. They necessarily include some amounts that are based on best judgments and estimates. The financial information displayed in other sections of this Annual Report on Form 10-K is consistent with these consolidated financial statements.

MPC seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.

The board of directors pursues its oversight role in the area of financial reporting and internal control over financial reporting through its Audit Committee. This committee, composed solely of independent directors, regularly meets (jointly and separately) with the independent registered public accounting firm, management and internal auditors to monitor the proper discharge by each of their responsibilities relative to internal accounting controls and the consolidated financial statements.

/s/ Gary R. Heminger	/s/ Donald C. Templin	/s/ Michael G. Braddock
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer	Vice President and Controller

Management’s Report on Internal Control over Financial Reporting

MPC’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a - 15(f) under the Securities Exchange Act of 1934). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPC’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of MPC’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Gary R. Heminger	/s/ Donald C. Templin
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders of Marathon Petroleum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity/net investment, and cash flows present fairly, in all material respects, the financial position of Marathon Petroleum Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio

February 29, 2012

Marathon Petroleum Corporation

Consolidated Statements of Income

(In millions, except per share data)	2011	2010	2009
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$78,583	$62,387	$45,461
Sales to related parties	55	100	69
Income from equity method investments	50	70	30
Net gain on disposal of assets	12	11	4
Other income	59	37	75

Total revenues and other income	78,759	62,605	45,639

Costs and expenses:
Cost of revenues (excludes items below)	65,748	51,685	37,003
Purchases from related parties	1,916	2,593	1,317
Consumer excise taxes	5,114	5,208	4,924
Depreciation and amortization	891	941	670
Selling, general and administrative expenses	1,106	920	842
Other taxes	239	247	229

Total costs and expenses	75,014	61,594	44,985

Income from operations	3,745	1,011	654
Related party net interest and other financial income	35	24	45
Net interest and other financial income (costs)	(61)	(12)	(14)

Income before income taxes	3,719	1,023	685
Provision for income taxes	1,330	400	236

Net income	$2,389	$623	$449

Per Share Data (See Note 7)
Basic:
Net Income per share	$6.70	$1.75	$1.26
Weighted average shares outstanding	356	356	356
Diluted:
Net Income per share	$6.67	$1.74	$1.25
Weighted average shares outstanding	357	358	358
Dividends paid	$0.45	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Comprehensive Income

(In millions)	2011	2010	2009
Net income	$2,389	$623	$449
Other comprehensive loss:
Defined benefit postretirement and post-employment plans:
Actuarial losses, net of tax of ($151), ($20) and ($168)	(248)	(108)	(267)
Prior service costs, net of tax of $2, $3 and $3	4	5	5
Other, net of tax of $-, $- and $-	(1)	-	-

Other comprehensive loss	(245)	(103)	(262)

Comprehensive income	$2,144	$520	$187

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,079	$118
Related party debt securities	-	2,404
Receivables, less allowance for doubtful accounts of $3 and $4	5,459	4,393
Receivables from related parties	2	5
Inventories	3,320	3,071
Other current assets	141	65

Total current assets	12,001	10,056
Equity method investments	302	312
Property, plant and equipment, net	12,228	11,724
Goodwill	842	837
Other noncurrent assets	372	303

Total assets	$25,745	$23,232

Liabilities
Current liabilities:
Accounts payable	$8,169	$6,453
Payables to related parties	20	341
Payroll and benefits payable	312	266
Consumer excise taxes payable	337	286
Accrued taxes	558	524
Long-term debt payable within one year to Marathon Oil and subsidiaries	-	655
Long-term debt due within one year	15	11
Other current liabilities	180	84

Total current liabilities	9,591	8,620
Long-term debt payable to Marathon Oil and subsidiaries	-	2,963
Long-term debt	3,292	268
Deferred income taxes	1,310	1,367
Defined benefit postretirement plan obligations	1,783	1,493
Deferred credits and other liabilities	264	277

Total liabilities	16,240	14,988
Commitments and contingencies (see Note 23)
Stockholders’ Equity / Net investment
Preferred stock - no shares issued and outstanding at December 31, 2011 (par value $0.01 per share, 30 million shares authorized)	-	-
Common stock - 357 million shares issued and outstanding at December 31, 2011 (par value $0.01 per share, 1 billion shares authorized)	4	-
Additional paid-in capital	9,482	-
Retained earnings	898	-
Net investment	-	8,867
Accumulated other comprehensive loss	(879)	(623)

Total stockholders’ equity / net investment	9,505	8,244

Total liabilities and stockholders’ equity / net investment	$25,745	$23,232

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Cash Flows

(In millions)	2011	2010	2009
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$2,389	$623	$449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	891	941	670
Pension and other postretirement benefits, net	(90)	13	(100)
Deferred income taxes	123	308	225
Net gain on disposal of assets	(12)	(11)	(4)
Equity method investments, net	(2)	(34)	8
Changes in the fair value of derivative instruments	(57)	(16)	59
Changes in:
Current receivables	(1,164)	(762)	(1,448)
Inventories	(255)	(76)	(22)
Current accounts payable and accrued liabilities	1,544	1,009	2,467
Receivables from / payables to related parties	(55)	163	111
All other, net	(3)	59	40

Net cash provided by operating activities	3,309	2,217	2,455

Investing activities:
Additions to property, plant and equipment	(1,185)	(1,217)	(2,891)
Acquisitions	(74)	-	-
Disposal of assets	144	763	53
Investments in related party debt securities – purchases	(10,326)	(9,709)	(16,755)
– redemptions	12,730	8,019	16,915
Investments – loans and advances	(56)	(45)	(23)
– repayments of loans	53	44	35
All other, net	9	-	22

Net cash provided by (used in) investing activities	1,295	(2,145)	(2,644)

Financing activities:
Long-term debt payable to Marathon Oil and subsidiaries – borrowings	7,748	18,804	15
– repayments	(11,366)	(17,544)	-
Long-term debt – borrowings	2,989	-	-
– repayments	(12)	(12)	(13)
Debt issuance costs	(60)	-	-
Issuance of common stock	1	-	-
Dividends paid	(160)	-	-
Contributions from (distributions to) Marathon Oil	(783)	(1,330)	207

Net cash provided by (used in) financing activities	(1,643)	(82)	209

Net increase (decrease) in cash and cash equivalents	2,961	(10)	20
Cash and cash equivalents at beginning of period	118	128	108

Cash and cash equivalents at end of period	$3,079	$118	$128

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Stockholders’ Equity / Net Investment

(In millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Investment	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity / Net Investment
Balance as of January 1, 2009	$-	$-	$-	$9,194	$(258)	$8,936
Net income	-	-	-	449	-	449
Contributions from Marathon Oil	-	-	-	49	-	49
Other comprehensive loss	-	-	-	-	(262)	(262)

Balance as of December 31, 2009	$-	$-	$-	$9,692	$(520)	$9,172
Net income	-	-	-	623	-	623
Distributions to Marathon Oil	-	-	-	(1,448)	-	(1,448)
Other comprehensive loss	-	-	-	-	(103)	(103)

Balance as of December 31, 2010	$-	$-	$-	$8,867	$(623)	$8,244
Net income	-	-	1,058	1,331	-	2,389
Dividends paid	-	-	(160)	-	-	(160)
Distributions to Marathon Oil	-	-	-	(726)	(11)	(737)
Other comprehensive loss	-	-	-	-	(245)	(245)
Shares issued - stock-based compensation	-	9	-	-	-	9
Stock-based compensation	-	5	-	-	-	5
Reclassification of net investment to additional paid-in capital	-	9,472	-	(9,472)	-	-
Issuance of common stock at spinoff	4	(4)	-	-	-	-

Balance as of December 31, 2011	$4	$9,482	$898	$-	$(879)	$9,505

(Shares in millions)	Common Stock
Balance as of December 31, 2010	-
Shares issued - stock-based compensation	1
Issuance of common stock at spinoff	356

Balance as of December 31, 2011	357

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Spinoff, Description of the Business and Basis of Presentation

Spinoff – On May 25, 2011, the Marathon Oil Corporation (“Marathon Oil”) board of directors approved the spinoff of its Refining, Marketing & Transportation Business (“RM&T Business”) into an independent, publicly traded company, Marathon Petroleum Corporation (“MPC”), through the distribution of MPC common stock to the stockholders of Marathon Oil common stock. In accordance with a separation and distribution agreement between Marathon Oil and MPC, the distribution of MPC common stock was made on June 30, 2011, with Marathon Oil stockholders receiving one share of MPC common stock for every two shares of Marathon Oil common stock held (the “Spinoff”).    Marathon Oil received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the distribution of shares of MPC common stock in the Spinoff qualifies as tax-free to Marathon Oil, MPC and Marathon Oil stockholders for U.S. federal income tax purposes under Sections 355 and 368(a) and related provisions of the Internal Revenue Code of 1986.  Following the Spinoff, Marathon Oil retained no ownership interest in MPC, and each company had separate public ownership, boards of directors and management.    A registration statement on Form 10, as amended through the time of its effectiveness, describing the Spinoff was filed by MPC with the Securities and Exchange Commission and was declared effective on June 6, 2011.    All subsidiaries and equity method investments not contributed by Marathon Oil to MPC remained with Marathon Oil and, together with Marathon Oil, are referred to as the “Marathon Oil Companies.”    On July 1, 2011, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “MPC”.

Description of the Business – Our business consists of refining and marketing, retail marketing and pipeline transportation operations conducted primarily in the Midwest, Gulf Coast and Southeast regions of the United States, through subsidiaries, including Marathon Petroleum Company LP, Speedway LLC and Marathon Pipe Line LLC. Until December 1, 2010, we also had operations in the Upper Great Plains region of the United States.

See Note 8 for additional information about our operations.

Basis of Presentation – Prior to the Spinoff on June 30, 2011, our financial position, results of operations and cash flows consisted of the RM&T Business, which represented a combined reporting entity. Subsequent to the Spinoff, our financial position, results of operations and cash flows consist of consolidated MPC activities and balances.    The assets and liabilities in our consolidated financial statements have been reflected on a historical basis, as immediately prior to the Spinoff all of the assets and liabilities presented were wholly owned by Marathon Oil and were transferred within the Marathon Oil consolidated group.  All significant intercompany transactions and accounts have been eliminated.

The consolidated statements of income for periods prior to the Spinoff included expense allocations for certain corporate functions historically performed by the Marathon Oil Companies, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology.    Those allocations were based primarily on specific identification, headcount or computer utilization.    Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from the Marathon Oil Companies, are reasonable. However, these consolidated financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented prior to the Spinoff and may not reflect our consolidated results of operations, financial position and cash flows had we been a stand-alone company during the periods presented.    Actual costs that would have been incurred if we had been a stand-alone company would depend upon multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.    Subsequent to the Spinoff, we are performing these functions using internal resources or services provided by third parties, certain of which are being provided by the Marathon Oil Companies during a transition period pursuant to a transition services agreement. See Note 4.

Certain reclassifications of prior periods’ data have been made to conform to current classifications.    On the 2010 consolidated balance sheet, current tax liabilities have been reclassified from other current liabilities to accrued taxes.    On the 2010 and 2009 consolidated statements of cash flows, changes in current tax liabilities have been reclassified within operating activities, from all other, net to changes in current accounts payable and accrued liabilities.

2.	Summary of Principal Accounting Policies

Principles applied in consolidation – These consolidated financial statements include the accounts of our majority-owned and controlled subsidiaries.

Investments in entities over which we have significant influence, but not control, are accounted for using the equity method of accounting.    This includes entities in which we hold majority ownership but the minority shareholders have substantive participating rights in the investee. Income from equity method investments represents our proportionate share of net income generated by the equity method investees.

Equity method investments are carried at our share of net assets plus loans and advances. Such investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other than temporary.    When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in net income.    Differences in the basis of the investments and the separate net asset values of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets, except for the excess related to goodwill.

Use of estimates – The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods.

Revenue recognition – Revenues are recognized when products are shipped or services are provided to customers, title is transferred, the sales price is fixed or determinable and collectability is reasonably assured.    Costs associated with revenues are recorded in cost of revenues.    Shipping and other transportation costs billed to customers are presented on a gross basis in revenues and cost of revenues.

Rebates from vendors are recognized as a reduction of cost of revenues when the initiating transaction occurs. Incentives that are derived from contractual provisions are accrued based on past experience and recognized in cost of revenues.

Crude oil and refined product exchanges and matching buy/sell transactions – We enter into exchange contracts and matching buy/sell arrangements whereby we agree to deliver a particular quantity and quality of crude oil or refined products at a specified location and date to a particular counterparty and to receive from the same counterparty the same commodity at a specified location on the same or another specified date.    The exchange receipts and deliveries are nonmonetary transactions, with the exception of associated grade or location differentials that are settled in cash.    The matching buy/sell purchase and sale transactions are settled in cash. Both exchange and matching buy/sell transactions are accounted for as exchanges of inventory and no revenues are recorded. The exchange transactions are recognized at the carrying amount of the inventory transferred.

Consumer excise taxes – We are required by various governmental authorities, including countries, states and municipalities, to collect and remit taxes on certain consumer products.    Such taxes are presented on a gross basis in revenues and costs and expenses in the consolidated statements of income.

Cash and cash equivalents – Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.

Accounts receivable and allowance for doubtful accounts – Our receivables primarily consist of customer accounts receivable, including proprietary credit card receivables.    The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in our proprietary credit card receivables.    We determine the allowance based on historical write-off experience and the volume of proprietary credit card sales.    We review the allowance quarterly and past-due balances over 180 days are reviewed individually for collectability.    All other customer receivables are recorded at the invoiced amounts and generally do not bear interest. Account balances for these customer receivables are charged directly to bad debt expense when it becomes probable the receivable will not be collected.

Approximately 47 percent and 48 percent of our accounts receivable balances at December 31, 2011 and 2010 are related to sales of crude oil or refinery feedstocks to customers with whom we have master netting agreements.    We have master netting agreements with more than 85 companies engaged in the crude oil or refinery feedstock trading and supply business or the petroleum refining industry.    A master netting agreement generally provides for a once per month net cash settlement of the accounts receivable from and the accounts payable to a particular counterparty.

Inventories – Inventories are carried at the lower of cost or market value. Cost of inventories is determined primarily under the last-in, first-out (“LIFO”) method.

Derivative instruments – We use derivatives to manage a portion of our exposure to commodity price risk and interest rate risk.    We also have limited authority to use selective derivative instruments that assume market risk. All derivative instruments are recorded at fair value.    Commodity derivatives are reflected on the consolidated balance sheets on a net basis by brokerage firm, as they are governed by master netting agreements.    Cash flows related to derivatives used to manage commodity price risk and interest rate risk are classified in operating activities with the underlying transactions.

Fair value hedges – We use interest rate swaps to manage our exposure to interest rate risk associated with fixed interest rate debt in our portfolio.    Changes in the fair values of both the hedged item and the related derivative are recognized immediately in net income with an offsetting effect included in the basis of the hedged item.    The net effect is to report in net income the extent to which the hedge is not effective in achieving offsetting changes in fair value.

Derivatives not designated as hedges –Derivatives that are not designated as hedges may include commodity derivatives used to manage price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil and (4) the acquisition of ethanol for blending with refined products.    Changes in the fair value of derivatives not designated as hedges are recognized immediately in net income.

Contingent credit features - Our derivative instruments contain no significant contingent credit features.

Concentrations of credit risk - All of our financial instruments, including derivatives, involve elements of credit and market risk.    The most significant portion of our credit risk relates to nonperformance by counterparties.    The counterparties to our financial instruments consist primarily of major financial institutions and companies within the energy industry.    To manage counterparty risk associated with financial instruments, we select and monitor counterparties based on an assessment of their financial strength and on credit ratings, if available. Additionally, we limit the level of exposure with any single counterparty.

Property, plant and equipment – Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 4 to 42 years.    Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.    If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

When items of property, plant and equipment depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reported in net income. Gains on the disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when the assets are classified as held for sale.    Proceeds from the disposal of property, plant and equipment depreciated on a group basis are credited to accumulated depreciation and amortization with no immediate effect on net income.

Goodwill – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business.    Goodwill is not amortized, but rather is tested for impairment annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value.    The impairment test requires allocating goodwill and other assets and liabilities to reporting units.    The fair value of each reporting unit is determined and compared to the book value of the reporting unit.    If the fair value of the reporting unit is less than the book value, including goodwill, the implied fair value of goodwill is calculated.    The excess, if any, of the book value over the implied fair value of goodwill is charged to net income.

Major maintenance activities – Costs for planned turnaround, major maintenance and engineered project activities are expensed in the period incurred.    These types of costs include contractor repair services, materials and supplies, equipment rentals and our labor costs.

Environmental costs – Environmental expenditures are capitalized if the costs mitigate or prevent future contamination or if the costs improve environmental safety or efficiency of the existing assets.    We recognize remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated.    The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable.    If recoveries of remediation costs from third parties are probable, a receivable is recorded and is discounted when the estimated amount is reasonably fixed and determinable.

Asset retirement obligations – The fair value of asset retirement obligations is recognized in the period in which the obligations are incurred if a reasonable estimate of fair value can be made.    Conditional asset retirement obligations for removal and disposal of fire-retardant material from certain refining facilities have been recognized.    The fair values recorded for such obligations are based on the most probable current cost projections.    The recorded asset retirement obligations are not material to the consolidated financial statements.

Asset retirement obligations have not been recognized for some assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminate.    Such obligations will be recognized in the period when sufficient information becomes available to estimate a range of potential settlement dates.    The asset retirement obligations principally include the removal of underground storage tanks at our owned and some of our leased convenience stores at or near the time of closure and hazardous material disposal and removal or dismantlement requirements associated with the closure of certain refining, terminal and pipeline assets.

Our practice is to keep our assets in good operating condition through routine repair and maintenance of component parts in the ordinary course of business and by continuing to make improvements based on technological advances.    As a result, we believe that these assets have no expected settlement date for purposes of estimating asset retirement obligations since the dates or ranges of dates upon which we would retire these assets cannot be reasonably estimated at this time.

Income taxes – For periods prior to the Spinoff, our taxable income was included in the consolidated U.S. federal income tax returns of Marathon Oil and in a number of consolidated state income tax returns. In the accompanying consolidated financial statements, for periods prior to the Spinoff our provision for income taxes was computed as if we were a stand-alone tax-paying entity.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their tax bases. Deferred tax assets are recorded when it is more likely than not that they will be realized.    The realization of deferred tax assets is assessed periodically based on several factors, primarily our expectation to generate sufficient future taxable income.

Stock-based compensation arrangements – The fair value of stock options and stock-settled stock appreciation rights (collectively, “stock option awards”) granted to our employees is estimated on the date of grant using the Black-Scholes option pricing model.    The model employs various assumptions, based on management’s estimates at the time of grant, which impact the calculation of fair value and ultimately, the amount of expense that is recognized over the vesting period of the stock option award.    Of the required assumptions, the expected life of the stock option award and the expected volatility of our stock price have the most significant impact on the fair value calculation.    The average expected life is based on our historical employee exercise behavior. We utilized the historical volatility of our peer group with similar business models to estimate our volatility.

The fair value of restricted stock awards granted to our employees is determined based on the fair market value of MPC common stock on the date of grant.

Our stock-based compensation expense is recognized based on management’s estimate of the awards that are expected to vest, using the straight-line attribution method for all service-based awards with a graded vesting feature.    If actual forfeiture results are different than expected, adjustments to recognized compensation expense may be required in future periods.    Unearned stock-based compensation is charged to stockholders’ equity when restricted stock awards are granted.    Compensation expense is recognized over the vesting period and is adjusted if conditions of the restricted stock award are not met. For periods prior to the Spinoff, we recorded Marathon Oil stock-based compensation expense as non-cash capital contributions.

3.	Accounting Standards

Recently Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring additional qualitative and quantitative disclosures for a company’s participation in multiemployer pension and multiemployer postretirement benefit plans.    The additional required disclosures are intended to provide clarity about the plan itself and increase awareness about the commitments and potential future cash flows of an employer involved in a multiemployer plan.    The new disclosure requirements were adopted for the year ended December 31, 2011, and were applied retrospectively for all prior periods presented. The adoption of this accounting standards update did not have an impact on our consolidated results of operations, financial position or cash flows. The required disclosures appear in Note 20.

In June 2011, the FASB amended the reporting standards for comprehensive income to eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and to require reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income.    All non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.    This accounting standards update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.    In December 2011, the FASB issued an accounting standards update to defer the presentation requirements of the reclassification adjustments from accumulated other comprehensive income.    This accounting standards update, as modified, was adopted using the two statement approach in the fourth quarter of 2011 and was applied retrospectively for all prior periods presented.    The adoption of this accounting standards update, as modified, did not have an impact on our consolidated results of operations, financial position or cash flows.

Not Yet Adopted

In December 2011, the FASB issued an accounting standards update that requires disclosure of additional information related to recognized financial and derivative instruments that are offset or are not offset but are subject to an enforceable netting agreement.    The purpose of the requirement is to help users evaluate the effect or potential effect of offsetting and related netting arrangements on an entity’s financial position.    The update is to be applied retrospectively and is effective for annual periods that begin on or after January 1, 2013 and interim periods within those annual periods.    Adoption of this update will not have an impact on our consolidated results of operations, financial position, or cash flows.

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

4.	Related Party Transactions

During 2011, 2010 and 2009 our related parties included:

•	Marathon Oil Companies until June 30, 2011, the effective date of the Spinoff.

•

The Andersons Clymers Ethanol LLC (“TACE”), in which we have a 36 percent interest, and The Andersons Marathon Ethanol LLC (“TAME”), in which we have a 50 percent interest.    These companies each own an ethanol production facility.

•	Centennial Pipeline LLC (“Centennial”), in which we have a 50 percent interest. Centennial operates a refined products pipeline and storage facility.

•	LOOP LLC (“LOOP”), in which we have a 51 percent noncontrolling interest. LOOP operates an offshore oil port.

•	Other equity method investees.

We believe that transactions with related parties, other than certain administrative transactions with the Marathon Oil Companies to effect the Spinoff and related to the provision of services, were conducted on terms comparable to those with unrelated parties.    See below for a description of transactions with the Marathon Oil Companies.

On May 25, 2011, we entered into a separation and distribution agreement and several other agreements with the Marathon Oil Companies to effect the Spinoff and to provide a framework for our relationship with the Marathon Oil Companies.    These agreements govern the relationship between us and Marathon Oil subsequent to the completion of the Spinoff and provide for the allocation between us and the Marathon Oil Companies of assets, liabilities and obligations attributable to periods prior to the Spinoff.    Because the terms of these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

The separation and distribution agreement between us and the Marathon Oil Companies contains the key provisions relating to the separation of our business from Marathon Oil and the distribution of our common stock to Marathon Oil stockholders.    The separation and distribution agreement identifies the assets that were transferred or sold, liabilities that were assumed or sold and contracts that were assigned to us by the Marathon Oil Companies or by us to the Marathon Oil Companies in the Spinoff and describes how these transfers, sales, assumptions and assignments occurred.    In accordance with the separation and distribution agreement, Marathon Oil determined that our aggregate cash and cash equivalents balance at June 30, 2011 should be approximately $1.625 billion.    The separation and distribution agreement also contains provisions regarding the release of liabilities, indemnifications, insurance, nonsolicitation of employees, maintenance of confidentiality, payment of expenses and dispute resolution. See Note 23.

We and Marathon Oil entered into a tax sharing agreement to govern the respective rights, responsibilities and obligations of Marathon Oil and us with respect to taxes and tax benefits, the filing of tax returns, the control of audits, restrictions on us to preserve the tax-free status of the Spinoff and other tax matters.

We and Marathon Oil entered into an employee matters agreement providing that each company has responsibility for our own employees and compensation plans.    The agreement also contains provisions regarding stock-based compensation. See Note 21.

We have entered into certain transition services agreements with the Marathon Oil Companies under which we are providing each other with a variety of administrative services on an as-needed basis for a period of time not to exceed one year following the Spinoff.    The charges under these transition service agreements are at cost-based rates that have been negotiated between us.    Services provided to us by the Marathon Oil Companies include accounting, audit, treasury, tax, legal, information technology, administrative services, procurement of natural gas and health, environmental, safety and security.    Services provided by us to the Marathon Oil Companies include legal, human resources, tax, accounting, audit, information technology and health, environmental, safety and security.

Sales to related parties were as follows:

(In millions)	2011	2010	2009
Equity method investees:
Centennial	$35	$54	$34
Other equity method investees	7	7	4
Marathon Oil Companies	13	39	31

Total	$55	$100	$69

Related party sales to Centennial consist primarily of petroleum products. Related party sales to the Marathon Oil Companies consisted primarily of crude oil and were based on contractual prices that were market-based.

Purchases from related parties were as follows:

(In millions)	2011	2010	2009
Equity method investees:
Centennial	$31	$72	$58
LOOP	66	35	40
TAME	153	109	99
TACE	46	34	44
Other equity method investees	30	56	46
Marathon Oil Companies	1,590	2,287	1,030

Total	$1,916	$2,593	$1,317

Related party purchases from Centennial consist primarily of refinery feedstocks and refined product transportation costs. Related party purchases from LOOP and other equity method investees consist primarily of crude oil transportation costs. Related party purchases from TAME and TACE consist of ethanol. Related party purchases from the Marathon Oil Companies consisted primarily of crude oil and natural gas, which were recorded at contracted prices that were market-based.

The Marathon Oil Companies performed certain services for us prior to the Spinoff such as executive oversight, accounting, treasury, tax, legal, procurement and information technology services. We also provided certain services to the Marathon Oil Companies prior to the Spinoff, such as legal, human resources and tax services. The two groups of companies charged each other for these shared services based on a rate that was negotiated between them. Where costs incurred by the Marathon Oil Companies on our behalf could not practically be determined by specific utilization, these costs were primarily allocated to us based on headcount or computer utilization. Our management believes those allocations were a reasonable reflection of the utilization of services provided. However, those allocations may not have fully reflected the expenses that would have been incurred had we been a stand-alone company during the periods presented. Net charges from the Marathon Oil Companies for these services reflected within selling, general and administrative expenses in the consolidated statements of income were $26 million, $43 million and $30 million for 2011, 2010 and 2009.

Current receivables from related parties were as follows:

	December 31,
(In millions)	2011	2010
Equity method investees	$2	$1
Marathon Oil Companies	-	4

Total	$2	$5

Payables to related parties were as follows:

	December 31,
(In millions)	2011	2010
Equity method investees:
Centennial	$7	$1
LOOP	5	3
TAME	4	5
TACE	2	1
Other equity method investees	2	2
Marathon Oil Companies	-	329

Total	$20	$341

We have throughput and deficiency agreements with Centennial and LOOP. At December 31, 2011, we had a prepaid tariff balance with Centennial of $11 million and a prepaid tariff balance with LOOP of $4 million, which are recorded in other noncurrent assets on the balance sheet. At December 31, 2010, our prepaid tariff balance with Centennial included in other noncurrent assets was $2 million.

On July 18, 2007, we entered into a credit agreement with MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil, providing for a $2.9 billion revolving credit facility which was scheduled to terminate on May 4, 2012. On October 28, 2010, we amended the credit agreement with PFD to increase the total amount available to $4.4 billion and extended the scheduled termination date to November 1, 2013. During 2011, we borrowed $7,748 million and repaid $10,319 million under the credit facility. During 2010, we borrowed $18,804 million and repaid $17,544 million under this credit facility. There was no activity under this credit agreement during 2009. The outstanding balance was $2,571 million as of December 31, 2010, of which $655 million was classified as current. The agreement was terminated on June 30, 2011, and there has been no subsequent activity. For U.S. Dollar loans under this credit facility, the interest rate was the higher of the prime rate or the sum of 0.5 percent, plus the federal funds rate. For Euro Dollar loans under this credit facility, the interest rate was based on LIBOR plus a margin ranging from 0.25 percent to 1.125 percent. The margin varied based on our usage and credit rating.

On July 18, 2007, we entered into a $1.1 billion revenue bonds proceeds subsidiary loan agreement with Marathon Oil to finance a portion of our Garyville, Louisiana refinery major expansion project. Proceeds from the bonds were disbursed by Marathon Oil to us upon our request for reimbursement of expenditures related to the expansion. During 2009, we borrowed $15 million under this agreement. There were no borrowings in 2011 and 2010. The loan balance outstanding as of December 31, 2010 of $1,047 million was repaid on February 1, 2011 and the loan was terminated effective April 1, 2011. The loan had an interest rate of 5.125 percent annually.

In 2005, we entered into agreements with PFD to invest our excess cash. Such investments consisted of shares of PFD Redeemable Class A, Series 1 Preferred Stock (“PFD Preferred Stock”). We had the right to redeem all or any portion of the PFD Preferred Stock on any business day at $2,000 per share. Dividends on PFD Preferred Stock were declared and settled daily. At December 31, 2010, our investments in PFD Preferred Stock totaled $2,404 million. Our investments in PFD Preferred Stock were accounted for as available-for-sale debt securities. All of our investments in PFD Preferred Stock were redeemed prior to the termination of this agreement on June 30, 2011. See Note 10.

Related party net interest and other financial income was as follows:

(In millions)	2011	2010	2009
Dividend income:
PFD Preferred Stock	$35	$24	$45
Interest expense:
PFD revolving credit agreement	3	12	10
Marathon Oil loan agreement	5	54	54
Interest capitalized	(8)	(66)	(64)

Net interest expense	-	-	-

Related party net interest and other financial income	$35	$24	$45

We also recorded property, plant and equipment additions related to capitalized interest incurred by Marathon Oil on our behalf of $2 million, $20 million and $158 million in 2011, 2010 and 2009, which were reflected as contributions from Marathon Oil.

Certain asset or liability transfers between us and Marathon Oil, including assets and liabilities contributed under the separation and distribution agreement related to the Spinoff, and certain expenses, such as stock-based compensation, incurred by Marathon Oil on our behalf have been recorded as non-cash capital contributions or distributions. The net non-cash capital contributions from (distributions to) Marathon Oil were $57 million, ($118 million) and ($158 million) in 2011, 2010 and 2009.

5.	Dispositions

On December 1, 2010, we completed the sale of most of our Minnesota assets. These assets included the 74,000 barrel-per-day St. Paul Park refinery and associated terminals, 166 convenience stores primarily branded SuperAmerica® (including six stores in Wisconsin), along with the SuperMom’s bakery (a baked goods and sandwich supply operation) and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. We refer to these assets as the “Minnesota Assets.” The refinery and terminal assets were part of our Refining & Marketing segment, the convenience stores and bakery were part of our Speedway segment, and the interests in pipeline assets were part of our Pipeline Transportation segment. This transaction value was approximately $935 million, which included approximately $330 million for inventories. We received $740 million in cash, net of closing costs, but prior to post-closing adjustments. The terms of the sale included (1) a preferred stock interest in the entity that holds the Minnesota Assets with a stated value of $80 million, (2) a maximum $125 million earnout provision payable to us over eight years, (3) a maximum $60 million of margin support payable to the buyer over two years, up to a maximum of $30 million per year, (4) a receivable from the buyer of $107 million which was fully collected in 2011, and (5) guarantees with a maximum exposure of $11 million made by us on behalf of and to the buyer related to a limited number of convenience store sites. As a result of this continuing involvement, the related gain on sale of $89 million was initially deferred. Any margin support obligation for the first year following the sale, when finalized, would be paid in 2012 and would reduce the deferred gain. The timing and amount of deferred gain ultimately recognized in the income statement is subject to the resolution of our continuing involvement. No earnout was payable to us for the first year following the sale.

We provided transition services to the buyer for approximately thirteen months following the sale. The buyer provided management and operational strategy for the business and we provided personnel to operate and maintain these Minnesota Assets.

6.	Variable Interest Entity

As described in Note 5, on December 1, 2010, we completed the sale of the Minnesota Assets. Certain terms of the transaction resulted in the creation of variable interests in a variable interest entity (“VIE”) that owns the Minnesota Assets. These variable interests include our ownership of a preferred equity interest in the VIE, operating margin support in the form of a capped liquidity guarantee and reimbursements to us for costs incurred in connection with transition services provided to the buyer. Our preferred equity interest in this VIE was reflected at $80 million in other noncurrent assets on our consolidated balance sheets as of December 31, 2011 and December 31, 2010. At December 31, 2010, there was an additional $107 million receivable due from the buyer related to a portion of the inventories sold that was fully collected in 2011. We received $118 million and $5 million in 2011 and 2010, respectively, for transition services provided to the buyer.

We are not the primary beneficiary of this VIE and, therefore, do not consolidate it because we lack the power to control or direct the activities that impact the VIE’s operations and economic performance. Our preferred equity interest does not allow us to appoint a majority of the board of managers to the VIE and limits our voting ability to only certain matters. Also, individually and cumulatively, none of our variable interests expose us to residual returns or expected losses that are significant to the VIE.

Our maximum exposure to loss due to this VIE at December 31, 2011 is $157 million, which was quantified based on contractual arrangements related to the sale. We did not provide any financial assistance to the buyer outside of our contractual arrangements related to the sale. See Note 5 for information related to each individual variable interest.

7.	Income per Common Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share assumes exercise of stock options and stock appreciation rights, provided the effect is not anti-dilutive.

On June 30, 2011, 356,337,127 shares of our common stock were distributed to Marathon Oil stockholders in conjunction with the Spinoff. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed this amount to be outstanding as of the beginning of each period prior to the Spinoff presented in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at June 30, 2011 were also outstanding at each of the periods prior to the Spinoff presented. Excluded from the diluted share calculation in 2011, 2010 and 2009 are approximately four million shares related to stock options and stock appreciation rights as their effect would be anti-dilutive.

MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method.

(In millions, except per share data)	2011	2010	2009
Basic earnings per share:
Allocation of earnings:
Net income	$2,389	$623	$449
Income allocated to participating securities	4	1	1

Income available to common stockholders - basic	$2,385	$622	$448

Weighted average common shares outstanding	356	356	356

Basic earnings per share	$6.70	$1.75	$1.26

Diluted earnings per share:
Allocation of earnings:
Net income	$2,389	$623	$449
Income allocated to participating securities	4	1	1

Income available to common stockholders - diluted	$2,385	$622	$448

Weighted average common shares outstanding	356	356	356
Effect of dilutive securities	1	2	2

Weighted average common shares, including dilutive effect	357	358	358

Diluted earnings per share	$6.67	$1.74	$1.25

8.	Segment Information

We have three reportable operating segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services they offer.

•

Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast and Midwest regions of the United States, purchases ethanol and refined products for resale and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway segment and to dealers and jobbers who operate Marathon® retail outlets;

•	Speedway – sells transportation fuels and convenience products in retail markets in the Midwest, primarily through Speedway® convenience stores; and

•

Pipeline Transportation – transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes, among other transportation-related assets, a majority interest in LOOP, which is the owner and operator of the only U.S. deepwater oil port.

As discussed in Note 5, on December 1, 2010, we disposed of the Minnesota Assets, which were part of our Refining & Marketing, Speedway and Pipeline Transportation segments. Segment information for all periods prior to the disposition includes amounts for these operations.

Segment income represents income from operations attributable to the operating segments. Corporate administrative expenses, including those allocated from the Marathon Oil Companies prior to the Spinoff, and costs related to certain non-operating assets are not allocated to the operating segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the operating segments.

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Year Ended December 31, 2011
Revenues:
Customer	$65,028	$13,490	$65	$78,583
Intersegment(a)	8,301	-	335	8,636
Related parties	52	-	3	55

Segment revenues	73,381	13,490	403	87,274
Elimination of intersegment revenues	(8,301)	-	(335)	(8,636)

Total revenues	$65,080	$13,490	$68	$78,638

Segment income from operations	$3,591	$271	$199	$4,061
Income from equity method investments	11	-	39	50
Depreciation and amortization(b)	718	110	45	873
Capital expenditures and investments(c)(d)	900	164	121	1,185

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Year Ended December 31, 2010
Revenues:
Customer	$49,844	$12,494	$49	$62,387
Intersegment(a)	7,394	-	347	7,741
Related parties	95	-	5	100

Segment revenues	57,333	12,494	401	70,228
Elimination of intersegment revenues	(7,394)	-	(347)	(7,741)

Total revenues	$49,939	$12,494	$54	$62,487

Segment income from operations	$800	$293	$183	$1,276
Income from equity method investments	9	-	61	70
Depreciation and amortization(b)	739	111	62	912
Capital expenditures and investments(c)	961	84	24	1,069

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Year Ended December 31, 2009
Revenues:
Customer	$34,578	$10,838	$45	$45,461
Intersegment(a)	6,022	-	332	6,354
Related parties	65	-	4	69

Segment revenues	40,665	10,838	381	51,884
Elimination of intersegment revenues	(6,022)	-	(332)	(6,354)

Total revenues	$34,643	$10,838	$49	$45,530

Segment income from operations	$452	$212	$172	$836
Income (loss) from equity method investments(b)	(1)	-	41	40
Depreciation and amortization	498	131	41	670
Capital expenditures and investments(c)	2,241	49	56	2,346

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.

(b)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(c)	Capital expenditures include changes in capital accruals.

(d)	Includes Speedway’s $74 million acquisition of 23 convenience stores in 2011. See Note 15.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

(In millions)	2011	2010	2009
Segment income from operations	$4,061	$1,276	$836
Items not allocated to segments:
Corporate and other unallocated items(a)	(316)	(236)	(172)
Impairments(b)	-	(29)	(10)
Net interest and other financial income (costs)	(26)	12	31

Income before income taxes	$3,719	$1,023	$685

(a)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from the Marathon Oil Companies for periods prior to the Spinoff and costs related to certain non-operating assets.

(b)	The impairments in 2010 and 2009 are further discussed in Note 16.

The following reconciles segment capital expenditures and investments to total capital expenditures:

(In millions)	2011	2010	2009
Segment capital expenditures and investments	$1,185	$1,069	$2,346
Less: Investments in equity method investees	11	7	6
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	24	1	3
Capitalized interest	114	103	236

Total capital expenditures(a)(b)	$1,312	$1,166	$2,579

(a)	Capital expenditures include changes in capital accruals.

(b)	See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

The following reconciles total revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

(In millions)	2011	2010	2009
Total revenues	$78,638	$62,487	$45,530
Less: Sales to related parties	55	100	69

Sales and other operating revenues (including consumer excise taxes)	$78,583	$62,387	$45,461

Revenues by product line were:

(In millions)	2011	2010	2009
Refined products	$73,334	$56,025	$40,518
Merchandise	3,090	3,369	3,308
Crude oil and refinery feedstocks	1,972	2,890	1,533
Transportation and other	242	203	171

Total revenues	78,638	62,487	45,530
Less: Sales to related parties	55	100	69

Sales and other operating revenues (including consumer excise taxes)	$78,583	$62,387	$45,461

No single customer accounted for more than 10 percent of annual revenues.

We do not have significant operations in foreign countries. Therefore, revenues in foreign countries and long-lived assets located in foreign countries, including property, plant and equipment and investments, are not material to our operations.

Total assets by reportable segment were:

	December 31,
(In millions)	2011	2010
Refining & Marketing(a)	$17,294	$17,759
Speedway(b)	1,597	2,156
Pipeline Transportation	1,556	1,544
Corporate and Other(a)	5,298	1,773

Total consolidated assets	$25,745	$23,232

(a)

As of December 31, 2011, $2,267 million of trade receivables related to Refining & Marketing were transferred to Corporate and Other in conjunction with the trade receivables securitization facility. See Note 18.

(b)	Speedway assets include $691 million of PFD Preferred Stock at December 31, 2010.

9.	Other Items

Net interest and other financial income (costs) was:

(In millions)	2011	2010	2009
Interest:
Interest income	$3	$2	$3
Interest expense(a)	(164)	(18)	(15)
Interest capitalized(a)	104	17	14

Total interest	(57)	1	2
Other:
Net foreign currency gains (losses)	12	(6)	(8)
Bank service and other fees	(16)	(7)	(8)

Total other	(4)	(13)	(16)

Net interest and other financial income (costs)	$(61)	$(12)	$(14)

(a)	See Note 4 for information on related party interest expense and capitalized interest.

10.	Investments in Debt and Equity Securities

Our investments in debt and equity securities, which are classified as available-for-sale, consisted of shares of PFD Preferred Stock and shares of publicly traded equity securities. See Note 4 for additional information on PFD Preferred Stock. On the consolidated balance sheets, PFD Preferred Stock is reflected as related party debt securities, and other equity securities are recorded in other noncurrent assets.

The following table summarizes our investments in debt and equity securities:

(In millions)	Amortized Cost	Gross Unrealized Gains	Fair Value
December 31, 2011
Other equity securities	$2	$-	$2

December 31, 2010
PFD Preferred Stock	$2,404	$-	$2,404
Other equity securities	2	1	3

Total	$2,406	$1	$2,407

We had no other-than-temporary impairments to our investments in debt and equity securities in 2011, 2010 or 2009.

There were no realized gains or losses on our equity securities investments in 2011, 2010 or 2009.

The following table summarizes the pretax gains or losses on available-for-sale equity securities included in accumulated other comprehensive loss:

(In millions)	2011	2010	2009
Change in unrealized holding gain (loss)	$(1)	$-	$1

There were no gains or losses reclassified out of accumulated other comprehensive loss into net income for 2011, 2010 or 2009.

11.	Income Taxes

Income	tax provisions (benefits) were:

	2011			2010			2009
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,040	$139	$1,179	$81	$289	$370	$10	$209	$219
State and local	152	(16)	136	15	19	34	(3)	16	13
Foreign	15	-	15	(4)	-	(4)	4	-	4

Total	$1,207	$123	$1,330	$92	$308	$400	$11	$225	$236

The provision for income taxes for periods prior to the Spinoff have been computed as if we were a stand-alone company.

A reconciliation of the federal statutory income tax rate (35 percent) applied to income before income taxes to the provision for income taxes follows:

	2011	2010	2009
Statutory rate applied to income before income taxes	35%	35%	35%
State and local income taxes, net of federal income tax effects	2	3	2
Legislation(a)	-	2	-
Effect of dividends received deduction	-	(1)	(2)
Other	(1)	-	(1)

Provision for income taxes	36%	39%	34%

(a)

The Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010 were signed into law in March 2010. These new laws effectively changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "MPDIMA"). Under the MPDIMA, the federal subsidy did not reduce our income tax deduction for the costs of providing such prescription drug plans, nor was it subject to income tax individually. Beginning in 2013, under the 2010 legislation, our income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. As a result, we recorded a charge of $26 million in 2010 for the write-off of deferred tax assets to reflect the change in the tax treatment of the federal subsidy.

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2011	2010
Deferred tax assets:
Employee benefits	$820	$693
Other	73	59

Total deferred tax assets	893	752

Deferred tax liabilities:
Property, plant and equipment	1,936	1,854
Inventories	610	607
Investments in subsidiaries and affiliates	79	87
Derivative instruments	-	9
Other	25	2

Total deferred tax liabilities	2,650	2,559

Net deferred tax liabilities	$1,757	$1,807

Net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(In millions)	2011	2010
Liabilities:
Accrued taxes	$447	$440
Deferred income taxes	1,310	1,367

Net deferred tax liabilities	$1,757	$1,807

Due to the Spinoff, MPC will file short year consolidated income tax returns for the period July through December 2011. Prior to the Spinoff date, MPC was included in the Marathon Oil income tax returns for all applicable years. After Marathon Oil files its consolidated income tax returns for 2011, we anticipate there will be a settlement in 2012 between MPC and Marathon Oil under the tax sharing agreement related to income taxes for the period of 2011 prior to the Spinoff.

Marathon Petroleum Company LP, a subsidiary of MPC, is continuously undergoing examination of its U.S. federal income tax returns by the Internal Revenue Service. Such audits have been completed through the 2007 tax year. We believe adequate provision has been made for federal income taxes and interest which may become payable for years not yet settled. Further, we are routinely involved in U.S. state income tax audits. We believe all other audits will be resolved with the amounts paid and/or provided for these liabilities. As of December 31, 2011, our income tax returns remain subject to examination in the following major tax jurisdictions for the tax years indicated:

United States Federal	2008 - 2010
States	2004 - 2010

As a result of the Spinoff and pursuant to the tax sharing agreement by Marathon Oil and MPC, the unrecognized tax benefits related to MPC operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and MPC has indemnified Marathon Oil. Before the Spinoff, MPC made a prepayment of a portion of the unrecognized tax benefits to Marathon Oil, which is reflected in the table below as settlements. See Note 23.

The following table summarizes the activity in unrecognized tax benefits:

(In millions)	2011	2010	2009
January 1 balance	$14	$19	$16
Additions for tax positions of prior years	50	7	15
Reductions for tax positions of prior years	-	(1)	(11)
Settlements	(44)	(11)	(1)

December 31 balance	$20	$14	$19

If the unrecognized tax benefits as of December 31, 2011 were recognized, $20 million would affect our effective income tax rate. There were $7 million of uncertain tax positions as of December 31, 2011 for which it is reasonably possible that the amount of unrecognized tax benefits would significantly increase or decrease during the next twelve months.

Interest and penalties related to income taxes are recorded as part of the provision for income taxes. Such interest and penalties were net expenses of $5 million, $1 million and $1 million in 2011, 2010 and 2009. As of December 31, 2011 and 2010, $11 million and $4 million of interest and penalties were accrued related to income taxes.

12.	Inventories

	December 31,
(In millions)	2011	2010
Crude oil and refinery feedstocks	$1,339	$1,118
Refined products	1,725	1,716
Merchandise	65	65
Supplies and sundry items	191	172

Total (at cost)	$3,320	$3,071

The LIFO method accounted for 94 percent of total inventory value at December 31, 2011 and at December 31, 2010. Current acquisition costs were estimated to exceed the LIFO inventory value at December 31, 2011 and 2010 by $5,015 million and $4,119 million, respectively. Cost of revenues decreased and income from operations increased by $4 million, $4 million and less than $1 million in 2011, 2010 and 2009 as a result of liquidations of LIFO inventories, excluding inventories liquidated in dispositions.

13.	Equity Method Investments

	Ownership as of December 31, 2011	December 31,
(In Millions)		2011	2010
Centennial	50%	$17	$26
LOCAP LLC	59%	25	27
LOOP	51%	181	181
TACE	36%	35	35
TAME	50%	32	30
Other		12	13

Total		$302	$312

Summarized financial information for equity method investees is as follows:

(In millions)	2011	2010	2009
Income statement data:
Revenues and other income	$1,043	$939	$868
Income from operations	128	196	137
Net income	101	170	102
Balance sheet data - December 31:
Current assets	$256	$266
Noncurrent assets	1,175	1,162
Current liabilities	126	111
Noncurrent liabilities	690	731

As of December 31, 2011, the carrying value of our equity method investments was $29 million higher than the underlying net assets of investees. This basis difference is being amortized or accreted into net income over the remaining estimated useful lives of the underlying net assets, except for $49 million of excess related to goodwill.

Due to reduced shipment volumes in 2011 for Centennial, we evaluated the carrying value of our equity method investment in Centennial and concluded no impairment was required. We will continue to monitor the carrying value of our equity investment in Centennial.

Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) were $48 million, $36 million and $39 million in 2011, 2010 and 2009.

14.	Property, Plant and Equipment

	Estimated	December 31,
(In millions)	Useful Lives	2011	2010
Refining & Marketing	4 - 25 years	$14,221	$13,234
Speedway	4 - 15 years	1,887	1,703
Pipeline Transportation	16 - 42 years	1,593	1,482
Corporate and Other	4 - 40 years	372	205

Total		18,073	16,624
Less accumulated depreciation		5,845	4,900

Net property, plant and equipment		$12,228	$11,724

Property, plant and equipment includes gross assets acquired under capital leases of $267 million and $259 million at December 31, 2011 and 2010, with related amounts in accumulated depreciation of $61 million and $47 million at December 31, 2011 and 2010. Property, plant and equipment includes construction in progress of $2,581 million and $1,997 million at December 31, 2011 and 2010, which primarily relates to refinery projects.

15.	Goodwill

Goodwill is tested for impairment on an annual basis and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below the carrying value. We performed our annual impairment tests for 2011 and 2010, and no impairment was required.

The changes in the carrying amount of goodwill for 2011 and 2010 were as follows:

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
2010
Beginning balance	$577	$131	$164	$872
Dispositions	(23)	(11)	(1)	(35)

Ending balance	$554	$120	$163	$837

2011
Beginning balance	$554	$120	$163	$837
Purchase price adjustment	(2)	-	(1)	(3)
Acquisition	-	9	-	9
Disposition	(1)	-	-	(1)

Ending balance	$551	$129	$162	$842

In 2011, Speedway purchased 23 convenience stores in Illinois and Indiana for $72 million, as well as the associated inventory for $2 million. The purchase price allocation included $63 million for property, plant and equipment and $9 million for goodwill. The impact of this acquisition is not material to our consolidated financial statements.

16.	Fair Value Measurements

Fair Values – Recurring

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2011 and 2010 by fair value hierarchy level.

	December 31, 2011
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$26	$1	$-	$107	$134
Interest rate derivative instruments, assets	-	19	-	-	19
Other assets	2	-	-	-	2

Total assets at fair value	$28	$20	$-	$107	$155

Commodity derivative instruments, liabilities	$(45)	$(1)	$-	$-	$(46)

	December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$58	$-	$1	$78	$137
PFD Preferred Stock	-	-	2,404	-	2,404
Other assets	3	-	-	-	3

Total assets at fair value	$61	$-	$2,405	$78	$2,544

Commodity derivative instruments, liabilities	$(103)	$-	$(3)	$-	$(106)

Commodity derivatives in Level 1 are exchange-traded contracts for crude oil and refined products measured at fair value with a market approach using the close-of-day settlement prices for the market. Collateral deposits in broker accounts covered by master netting agreements related to Level 1 commodity derivatives are classified as Level 1 in the fair value hierarchy.

Commodity derivatives in Level 2 are exchange-traded contracts for crude oil and refined products measured at fair value with a market approach using monthly average close-of-day settlement prices for the market. Interest rate swap derivatives in Level 2 are measured at fair value using prices from Bloomberg L.P and validated using market value information provided by the counterparties to the transactions.

Commodity derivatives in Level 3 are measured at fair value with a market approach using prices obtained from third-party services such as Platt’s, a Division of McGraw-Hill Corporation, and price assessments from other independent brokers. Since we are unable to independently verify information from the third-party service providers to active markets, all these measures are considered Level 3.

Our investments in related party debt securities, PFD Preferred Stock, were redeemable on any business day at their recorded value. See Note 4. The fair value of related party debt securities was measured using an income approach where the recorded value approximated market value due to the daily redemption feature. Because the related party debt securities were not publicly traded, the projected cash flows were Level 3 inputs.

The following is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

(In millions)	2011	2010	2009
Beginning balance	$2,402	$865	$989
Total realized and unrealized losses included in net income	-	(1)	(13)
Purchases of PFD Preferred Stock	10,326	9,709	16,755
Redemptions of PFD Preferred Stock	(12,730)	(8,019)	(16,915)
Settlements of derivative instruments	2	(2)	49
Distributions to Marathon Oil(a)	-	(150)	-

Ending balance	$-	$2,402	$865

(a)	Due to the January 1, 2010, merger of two non-operating RM&T Business legal entities into Marathon Oil.

Net income for 2011, 2010 and 2009 included unrealized losses of less than $1 million, $1 million and $7 million related to Level 3 derivative instruments held as of December 31 of those years. See Note 17 for the income statement impacts of our derivative instruments.

Fair Values – Nonrecurring

The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Year Ended December 31,
	2011		2010		2009
(In millions)	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for sale	$-	$-	$1	$29	$-	$-
Equity method investment	-	-	-	-	11	10

As a result of changing market conditions, a maleic anhydride supply agreement with a major customer was revised in June 2010. An impairment of $29 million was recorded in 2010 for a plant that manufactured maleic anhydride. The plant was operated by our Refining & Marketing segment. The fair value of the plant was measured using a market approach based upon comparable area land values, which are Level 3 inputs.

As a result of declining throughput volumes, we impaired our Pipeline Transportation segment’s equity method investment in Southcap Pipe Line Company, an entity engaged in crude oil transportation, by $10 million in 2009. This investment was determined to have sustained an other-than-temporary loss in value. The fair value was measured using a market approach based upon a third party offer to purchase our interest in the entity, which is a Level 3 input.

Fair Values – Reported

The following table summarizes financial instruments, excluding the PFD Preferred Stock and derivative financial instruments reported above, by individual balance sheet line item at December 31, 2011 and 2010.

	December 31,
	2011		2010
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Other noncurrent assets	$320	$123	$289	$126

Total financial assets	$320	$123	$289	$126

Financial liabilities:
Long-term debt payable within one year to Marathon Oil and subsidiaries	$-	$-	$655	$655
Long-term debt payable to Marathon Oil and subsidiaries	-	-	2,908	2,963
Long-term debt(a)	3,203	3,008	-	-
Deferred credits and other liabilities	21	21	22	22

Total financial liabilities	$3,224	$3,029	$3,585	$3,640

(a)	Excludes capital leases

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

Debt payable to Marathon Oil and subsidiaries included a revolving credit agreement and a loan as discussed in Note 4. The revolving credit balance was measured using an income approach. The future debt service payments were discounted using the rate at which we expected to borrow. All inputs to this calculation are Level 3. The carrying value approximated fair value. The fair value of the loan was measured using a market approach, based upon quotes from major financial institutions for comparable debt. Because these quotes cannot be independently verified to the market, they are considered Level 3 inputs.

Fair value of long-term debt is measured using a market approach, based upon the average of quotes from major financial institutions and a third-party service for our debt. Because these quotes cannot be independently verified to the market, they are considered Level 3 inputs.

17.	Derivatives

For further information regarding the fair value measurement of derivative instruments, see Note 16. See Note 2 for discussion of the types of derivatives we use and the reasons for them.

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of December 31, 2011 and 2010:

	December 31, 2011
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$26	$45	Other current assets
Interest rate derivatives	19	-	Other noncurrent assets
Commodity derivatives	1	1	Other current liabilities

	December 31, 2010
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$58	$103	Other current assets
Commodity derivatives	1	3	Other current liabilities

Derivatives Designated as Fair Value Hedges

As of December 31, 2011, we had interest rate swap agreements with a notional amount of $500 million at a weighted average, LIBOR-based, floating rate of 2.02 percent. These agreements hedge changes in the fair value of our 3.50 percent senior notes due March 1, 2016. The interest rate swaps have no hedge ineffectiveness.

The following table summarizes the pretax effect of derivative instruments designated as hedges of fair value in our consolidated statements of income:

		Gain (Loss)
(In millions)	Income Statement Location	2011	2010	2009
Derivative
Interest rate	Net interest and other financial income (costs)	$19	-	-

Hedged Item
Long-term debt	Net interest and other financial income (costs)	$(19)	-	-

Derivatives not Designated as Hedges

Derivatives that are not designated as hedges may include commodity derivatives used to manage price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil and (4) the acquisition of ethanol for blending with refined products.

The table below summarizes open commodity derivative contracts as of December 31, 2011.

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	7,653
Exchange-traded	Short	(19,382)
Refined Products(b)
Exchange-traded	Long	1,711
Exchange-traded	Short	(3,413)

(a)	98.6 percent of these contracts expire in the first quarter of 2012.

(b)	100 percent of these contracts expire in the first quarter of 2012.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(In millions)	Gain (Loss)
Income Statement Location	2011	2010	2009
Sales and other operating revenues	$(34)	$(1)	$(13)
Cost of revenues	182	(28)	(70)
Other income	1	6	11

Total	$149	$(23)	$(72)

18.	Debt

Our outstanding borrowings at December 31, 2011 and 2010 consisted of the following:

	December 31,
(In millions)	2011	2010
Marathon Petroleum Corporation:
Revolving credit agreement due 2015	$-	$-
3.500% senior notes due March 1, 2016	750	-
5.125% senior notes due March 1, 2021	1,000	-
6.500% senior notes due March 1, 2041	1,250	-
Consolidated subsidiaries:
Capital lease obligations due 2012-2027(a)	299	279
Trade receivables securitization facility due 2014	-	-

Total	3,299	279
Unamortized discount	(11)	-
Fair value adjustments (b)	19	-
Amounts due within one year	(15)	(11)

Total long-term debt due after one year	$3,292	$268

(a)

These obligations as of December 31, 2011 include $94 million related to assets under construction at that date for which a capital lease will commence upon completion of construction. The amounts currently reported are based upon the percent of construction completed as of December 31, 2011 and therefore do not reflect future lease obligations of $164 million related to the assets.

(b)	See Notes 16 and 17 for information on interest rate swaps.

The following table shows five years of scheduled debt payments.

(In millions)
2012	$15
2013	17
2014	18
2015	20
2016	770

Revolving Credit Agreement - We entered into a four-year revolving credit agreement dated March 11, 2011, as amended and effective July 1, 2011 (the “Credit Agreement”) with a syndicate of lenders. Under the Credit Agreement, we have an initial borrowing capacity of up to $2.0 billion. We have the right to seek an increase of the total amount available under the Credit Agreement to $2.5 billion, subject to certain conditions. We may obtain up to $1.5 billion of letters of credit and up to $100 million of swingline loans under the Credit Agreement. We may, subject to certain conditions, request that the term of the Credit Agreement be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date. There were no borrowings or letters of credit outstanding under the Credit Agreement at December 31, 2011.

The Credit Agreement contains covenants that we consider usual and customary for an agreement of this type, including a maximum ratio of Net Consolidated Indebtedness as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for each consecutive four fiscal quarter period of 3.0 to 1.0 and a minimum ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Credit Agreement) for each consecutive four fiscal quarter period of 3.5 to 1.0. We were in compliance with these covenants at December 31, 2011. In addition, the Credit Agreement includes limitations on indebtedness of our subsidiaries, other than subsidiaries that guarantee our obligations under the Credit Agreement.

Borrowings of revolving loans under the Credit Agreement bear interest, at our option, at either (i) the sum of the Adjusted LIBO Rate (as defined in the Credit Agreement), plus a margin ranging between 1.75 percent to 3.00 percent, depending on our credit ratings, or (ii) the sum of the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging between 0.75 percent to 2.00 percent, depending on our credit ratings. The Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees of 0.30 percent of the unused portion, fees in respect of letters of credit and other fees.

Senior Notes - On February 1, 2011, we completed a private placement of three series of Senior Notes aggregating $3.0 billion in principal amount (the “Notes”). The Notes replaced a portion of the debt payable to the Marathon Oil Companies. The Notes are unsecured and unsubordinated obligations of ours that were guaranteed by Marathon Oil on a senior unsecured basis prior to the Spinoff. The holders of the Notes were entitled to the benefits of a registration rights agreement. Within 360 days after the issuance of the Notes, we were obligated under the registration rights agreement to use commercially reasonable efforts to file with the Securities and Exchange Commission and cause to become effective a registration statement with respect to a registered exchange offer to exchange the Notes for new notes. The registration statement was deemed effective on October 7, 2011 and the registered exchange offer for the Notes was completed on November 18, 2011.

Trade receivables securitization facility – On July 1, 2011, we entered into a three-year trade receivables securitization facility with a syndicate group of committed purchasers, conduit purchasers and letter of credit issuers arranged by J.P. Morgan Securities LLC for an aggregate principal amount not to exceed $1.0 billion.

The facility involves one of our wholly owned subsidiaries, Marathon Petroleum Company LP (“MPC LP”), selling or contributing on an on-going basis all of its trade receivables (other than receivables arising in connection with the extension of credit under proprietary credit card services), together with all related security and interests in the proceeds thereof, without recourse, to another wholly owned, bankruptcy-remote, subsidiary, MPC Trade Receivables Company LLC (“TRC”) in exchange for a combination of cash, equity or a subordinated note issued by TRC to MPC LP. TRC in turn, has the ability to sell undivided percentage ownership interests in qualifying trade receivables, together with all related security and interests in the proceeds thereof, without recourse, to certain commercial paper conduit purchasers and/or financial institutions in exchange for cash proceeds. Effective October 1, 2011, we amended and restated the trade receivables securitization facility to, among other things, include trade receivables originated by our wholly owned subsidiary, Marathon Petroleum Trading Canada LLC (“MPTC”).

To the extent that TRC retains an ownership interest in the receivables it has purchased or received from MPC LP or MPTC, such interest will be included in our consolidated financial statements solely as a result of the consolidation of the financial statements of TRC with those of MPC. The receivables sold or contributed to TRC are available first and foremost to satisfy claims of the creditors of TRC and are not available to satisfy the claims of creditors of MPC LP, MPTC or MPC.

Proceeds from the sale of undivided percentage ownership interests in qualifying receivables under this facility will be reflected as debt on our consolidated balance sheet. We will remain responsible for servicing the receivables sold to third-party entities and financial institutions and will pay certain fees related to our sale of receivables under this facility. There were no borrowings under this facility at December 31, 2011.

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

19.	Supplemental Cash Flow Information

(In millions)	2011	2010	2009
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$5	$-	$2
Income taxes paid to taxing authorities(a)	617	11	11
Non-cash investing and financing activities:
Property, plant and equipment contributed by Marathon Oil	$81	$-	$-
Capital lease obligations increase	26	32	77
Preferred stock received in asset disposition	-	80	-

(a)	U.S. federal and most state income taxes were paid by Marathon Oil for periods prior to the Spinoff.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(In millions)	2011	2010	2009
Additions to property, plant and equipment	$1,185	$1,217	$2,891
Acquistions (a)	74	-	-
Increase (decrease) in capital accruals	53	(51)	(312)

Total capital expenditures	$1,312	$1,166	$2,579

(a)	Speedway’s $74 million acquisition of 23 convenience stores in 2011. See Note 15.

The following is a reconciliation of contributions from (distributions to) Marathon Oil:

(In millions)	2011	2010	2009
Contributions from (distributions to) Marathon Oil per consolidated statements of cash flows	$(783)	$(1,330)	$207
Net non-cash contributions from (distributions to) Marathon Oil	57	(118)	(158)

Contributions from (distributions to) Marathon Oil per consolidated statements of stockholders’ equity / net investment	$(726)	$(1,448)	$49

See Note 4 for information regarding non-cash contributions from (distributions to) Marathon Oil.

20.	Defined Benefit Pension and Other Postretirement Plans

We have noncontributory defined benefit pension plans covering substantially all employees. Benefits under these plans have been based primarily on age, years of service and final average pensionable earnings. The years of service component of this formula was frozen as of December 31, 2009. Benefits for service beginning January 1, 2010 are based on a cash balance formula with an annual percentage of eligible pay credited based upon age and years of service. Eligible Speedway employees accrue benefits under a defined contribution plan for service years beginning January 1, 2010.

We also have other postretirement benefits covering most employees. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions subject to various cost-sharing features. Retiree life insurance benefits are provided to a closed group of retirees. Other postretirement benefits are not funded in advance.

Obligations and funded status – The accumulated benefit obligation for all defined benefit pension plans was $1,948 million and $1,611 million as of December 31, 2011 and 2010.

The following summarizes our defined benefit pension plans that have accumulated benefit obligations in excess of plan assets.

	December 31,
(In millions)	2011	2010
Projected benefit obligations	$2,685	$2,266
Accumulated benefit obligations	1,948	1,611
Fair value of plan assets	1,423	1,233

The following summarizes the obligations and funded status for our defined benefit pension and other postretirement plans:

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Change in benefit obligations:
Benefit obligations at January 1	$2,266	$2,103	$483	$400
Service cost	65	62	19	14
Interest cost	110	105	27	24
Actuarial loss	384	180	39	60
Benefits paid	(178)	(184)	(17)	(15)
Liability gain due to curtailment	(4)	-	-	-
Other (a)	42	-	-	-

Benefit obligations at December 31	$2,685	$2,266	$551	$483

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Change in plan assets:
Fair value of plan assets at January 1	$1,233	$1,123	$-	$-
Actual return on plan assets	50	147	-	-
Employer contributions	282	151	-	-
Other (a)	36	(4)	-	-
Benefits paid from plan assets	(178)	(184)	-	-

Fair value of plan assets at December 31	$1,423	$1,233	$-	$-

Funded status of plans at December 31	$(1,262)	$(1,033)	$(551)	$(483)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(12)	$(6)	$(18)	$(17)
Noncurrent liabilities	(1,250)	(1,027)	(533)	(466)

Accrued benefit cost	$(1,262)	$(1,033)	$(551)	$(483)

Pretax amounts recognized in accumulated other comprehensive loss: (b)
Net loss	$1,319	$945	$42	$3
Prior service cost	42	48	-	-

(a)	Includes adjustments related to the Spinoff.
(b)

Amounts exclude those related to LOOP, an equity method investees with defined benefit pension and postretirement plans for which net losses of $20 million and $11 million were recorded in accumulated other comprehensive loss, reflecting our 51 percent share.

Components of net periodic benefit cost and other comprehensive loss – The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive loss for our defined benefit pension and other postretirement plans.

	Pension Benefits			Other Benefits
(In millions)	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$65	$62	$94	$19	$14	$13
Interest cost	110	105	100	27	24	24
Expected return on plan assets	(97)	(95)	(94)	-	-	-
Amortization – prior service cost	6	7	7	-	1	1
– actuarial loss (gain)	71	51	9	-	(2)	(5)
– net settlement/curtailment loss(a)	8	13	-	-	-	-

Net periodic benefit cost(b)	$163	$143	$116	$46	$37	$33

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (pretax):
Actuarial loss (gain)	$427	$129	$445	$39	$61	$(13)
Amortization of actuarial (loss) gain	(79)	(64)	(9)	-	2	5
Amortization of prior service cost	(6)	(7)	(7)	-	(1)	(1)
Other(c)	6	-	-	-	-	-

Total recognized in other comprehensive loss	$348	$58	$429	$39	$62	$(9)

Total recognized in net periodic benefit cost and other comprehensive loss	$511	$201	$545	$85	$99	$24

(a)

A settlement loss was recorded due to lump sum payments exceeding the respective plan’s total service and interest costs expensed in 2011 and 2010. A curtailment gain was recorded in 2011 on the Speedway pension plan at the end of the transition services period related to the sale of most of our Minnesota Assets in 2010. See Note 5.

(b)	Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.
(c)	Includes adjustments related to the Spinoff.

The estimated net loss and prior service cost for our defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 are $96 million and $8 million. The 2012 net loss amortization is expected to be higher than the 2011 actual amortization primarily as a result of the decrease in the discount rate as shown in the table below. The estimated net loss for our other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 is $1 million.

Plan assumptions – The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2011, 2010 and 2009.

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.30%	5.05%	5.50%	4.65%	5.55%	5.95%
Rate of compensation increase	5.00%	5.00%	4.50%	5.00%	5.00%	4.50%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.98%	5.23%	6.90%	5.55%	6.85%	6.85%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	-	-	-
Rate of compensation increase	5.00%	4.50%	4.50%	5.00%	4.50%	4.50%

Expected long-term return on plan assets

The overall expected long-term return on plan assets assumption is determined based on an asset rate-of-return modeling tool developed by a third party investment group. The tool utilizes underlying assumptions based on actual returns by asset category and inflation and takes into account our asset allocation to derive an expected long-term rate of return on those assets. Capital market assumptions reflect the long-term capital market outlook. The assumptions for equity and fixed income investments are developed using a building-block approach, reflecting observable inflation information and interest rate information available in the fixed income markets. Long-term assumptions for other asset categories are based on historical results, current market characteristics and the professional judgment of our internal and external investment teams. After evaluating activity in the capital markets, we reduced the expected asset rate of return from 8.50 percent to 7.50 percent effective for 2012 defined benefit pension expense.

Assumed health care cost trend

The following summarizes the assumed health care cost trend rates.

	December 31
	2011	2010	2009
Health care cost trend rate assumed for the following year:
Medical:
Pre-65	7.50%	7.50%	7.00%
Post-65	7.00%	7.00%	6.75%
Prescription drugs	7.50%	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate):
Medical:
Pre-65	5.00%	5.00%	5.00%
Post-65	5.00%	5.00%	5.00%
Prescription drugs	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical:
Pre-65	2018	2018	2014
Post-65	2017	2017	2015
Prescription drugs	2018	2018	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for defined benefit retiree health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
(In millions)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$8	$7
Effect on other postretirement benefit obligations	91	73

Plan investment policies and strategies

The investment policies for our pension plan assets reflect the funded status of the plans and expectations regarding our future ability to make further contributions. Long-term investment goals are to: (1) manage the assets in accordance with the legal requirements of all applicable laws; (2) produce investment returns which meet or exceed the rates achievable in the capital markets, which are consistent with the risk parameters set by the plans’ investment committees; and (3) position the portfolios with a long-term investment horizon.

Historical performance and future expectations suggest that common stocks will provide higher total investment returns than fixed income securities over a long-term investment horizon. Short-term investments are utilized for pension payments, expenses and other liquidity needs. The plans’ targeted asset allocation is currently comprised of 75 percent equity securities and 25 percent fixed income securities; however, the asset allocation may be modified in the future as deemed appropriate by management.

The plans’ assets are managed by a third party investment manager. The investment manager has limited discretion to move away from the target allocations based upon the manager’s judgment as to current confidence or concern regarding the capital markets. Investments are diversified by industry and type, limited by grade and maturity. Limited derivative investments are allowable subject to strict guidelines, such that derivatives may only be written against equity securities in the portfolio. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies.

Fair value measurements

Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset category at December 31, 2011 and 2010.

Cash and cash equivalents – Cash and cash equivalents include cash on deposit and an investment in a money market mutual fund that invests mainly in short-term instruments and cash, both of which are valued using a market approach and are considered Level 1 in the fair value hierarchy. The money market mutual fund is valued at the net asset value (“NAV”) of shares held.

Equity securities – Investments in public investment trusts and S&P 500 exchange-traded funds are valued using a market approach at the closing price reported in an active market and are therefore considered Level 1. Non-public investment trusts are considered Level 2 and are valued using a market approach based on the underlying investments in the trust, which are publicly traded securities. Private equity investments include interests in limited partnerships which are valued based on the sum of the estimated fair values of the investments held by each partnership, determined using a combination of market, income and cost approaches, plus working capital, adjusted for liabilities, currency translation and estimated performance incentives. These private equity investments are considered Level 3.

Pooled funds – Investments in two pooled funds are valued using a market approach at the NAV of units held, but investment opportunities in such funds are limited to the benefit plans of United States Steel Corporation, its subsidiaries and former affiliates. The funds consist of an equity investment portfolio consisting only of short-term instruments and publicly traded equities and a fixed income investment portfolio consisting only of short-term instruments, publicly traded bonds and Rule 144A bonds. These investments are considered Level 2.

Real estate – Real estate investments consist of interests in commingled funds. The valuation of total fund assets constitutes the sum of all individual investments plus working capital, adjusted for liabilities, currency translation and estimated performance incentives. The real estate investments are considered Level 3.

Other – Other investments include investments in two limited liability companies (“LLCs”) with no public market. The LLCs were formed to acquire timberland in the northwest United States. The values of the LLCs are determined by using appraised values plus net working capital and less any estimated performance incentives. These assets are considered Level 3.

The following tables present the fair values of our defined benefit pension plans’ assets, by level within the fair value hierarchy, as of December 31, 2011 and 2010.

	December 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$205	$-	$-	$205
Equity securities:
Investment trusts	15	81	-	96
Exchange-traded funds	14	-	-	14
Private equity	-	-	55	55
Investment funds:
Pooled funds - equity (a)	-	758	-	758
Pooled funds - fixed income(b)	-	229	-	229
Real estate(c)	-	-	49	49
Other	-	-	17	17

Total investments, at fair value	$234	$1,068	$121	$1,423

	December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6	$-	$-	$6
Equity securities:
Investment trusts	17	94	-	111
Exchange-traded funds	38	-	-	38
Private equity	-	-	46	46
Investment funds:
Pooled funds - equity(a)	-	738	-	738
Pooled funds - fixed income(b)	-	240	-	240
Real estate(c)	-	-	37	37
Other	-	-	17	17

Total investments, at fair value	$61	$1,072	$100	$1,233

(a)

Includes approximately 70 percent of investments held in U.S. and non-U.S. publicly traded common stocks in the consumer staples, consumer discretionary, technology, health and energy sectors and the remaining 30 percent of investments held amongst various other sectors.

(b)

Includes approximately 80 percent of investments held in U.S. and non-U.S. publicly traded investment grade government and corporate bonds which include treasuries, mortgage-backed securities and industrials, and the remaining 20 percent of investments held amongst various other sectors.

(c)

Includes investments diversified by property type and location. The largest property sector holdings, which represent approximately 75 percent of investments held, are office, hotel, residential and land with the greatest percentage of investments made in the U.S. and Asia, which includes the emerging markets of China and India.

The following is a reconciliation of the beginning and ending balances recorded for plan assets classified as Level 3 in the fair value hierarchy:

	2011
(In millions)	Private Equity	Real Estate	Other	Total
Beginning balance	$46	$37	$17	$100
Actual return on plan assets	7	5	-	12
Purchases	10	12	-	22
Sales	(9)	(6)	-	(15)
Other	1	1	-	2

Ending balance	$55	$49	$17	$121

	2010
(In millions)	Private Equity	Real Estate	Other	Total
Beginning balance	$29	$25	$16	$70
Actual return on plan assets	9	3	1	13
Purchases	10	11	-	21
Sales	(2)	(2)	-	(4)

Ending balance	$46	$37	$17	$100

Cash Flows

Contributions to defined benefit plans – We expect to make contributions to the funded pension plans of approximately $240 million in 2012. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are expected to be approximately $13 million and $19 million in 2012.

Estimated future benefit payments – The following gross benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated.

(In millions)	Pension Benefits	Other Benefits (a)
2012	$196	$19
2013	205	21
2014	213	24
2015	217	26
2016	222	29
2017 through 2021	1,118	179

(a)

Expected Medicare reimbursements for 2012 through 2013 total $3 million. Effective 2013, as a result of the PPACA, future Medicare reimbursements will no longer be tax deductible and must be used to reduce the costs of providing Medicare Part D equivalent prescription drug benefits to retirees.

Contributions to defined contribution plans – We also contribute to several defined contribution plans for eligible employees. Contributions to these plans totaled $60 million, $54 million and $40 million in 2011, 2010 and 2009.

Multiemployer Pension Plan

We contribute to one multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers some of our union-represented employees. The risks of participating in this multiemployer plan are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•	If we choose to stop participating in the multiemployer plan, we may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in this plan for 2011, 2010 and 2009 is outlined in the table below. The “EIN” column provides the Employee Identification Number for the plan. The most recent Pension Protection Act zone status available in 2011 and 2010 is for the plan’s year ended December 31, 2009, and December 31, 2008, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates a financial improvement plan or a rehabilitation plan has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. There have been no significant changes that affect the comparability of 2011, 2010 and 2009 contributions. Our portion of the contributions does not make up more than 5% of total contributions to the plan.

		Pension Protection		FIP/RP Status					Expiration Date of
		Act Zone Status		Pending/	MPC Contributions (In millions)			Surcharge	Collective - Bargaining
Pension Fund	EIN	2011	2010	Implemented	2011	2010	2009	Imposed	Agreement
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243	Red	Red	Implemented	$3	$3	$2	No	January 31, 2014

(a)

This agreement has a minimum contribution requirement of $246.70 per week per employee for 2012 and $259.00 per week per employee for 2013. A total of 271 employees participated in the plan as of December 31, 2011.

Multiemployer Health and Welfare Plan

We contribute to one multiemployer health and welfare plan that covers both active employees and retirees. Through the health and welfare plan employees receive medical, dental, vision, prescription and disability coverage. Our contributions to this plan totaled $4 million, $4 million and $3 million for 2011, 2010 and 2009.

21.	Stock-Based Compensation Plans

Description of the Plans

Prior to the Spinoff, our employees participated in the Marathon Oil Corporation 2007 Incentive Compensation Plan (the “2007 Plan”) and the Marathon Oil Corporation 2003 Incentive Compensation Plan (the “2003 Plan”) and received Marathon Oil restricted stock awards and options to purchase shares of Marathon Oil common stock. Effective June 30, 2011, our employees and non-employee directors are eligible to receive equity awards under the Marathon Petroleum Corporation 2011 Second Amended and Restated Incentive Compensation Plan (the “MPC 2011 Plan”).

The MPC 2011 Plan authorizes the Compensation Committee of our board of directors (“the Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards, and performance awards to our employees, non-employee directors and other plan participants. No more than 25 million shares of MPC common stock may be delivered under the MPC 2011 Plan and no more than 10 million shares of MPC common stock may be the subject of awards that are not stock options or stock appreciation rights. In the sole discretion of the Committee, 10 million shares of MPC common stock may be granted as incentive stock options. Shares issued as a result of awards granted under the MPC 2011 Plan are funded through the issuance of new MPC common shares.

In connection with the Spinoff, stock compensation awards granted under the 2007 Plan and the 2003 Plan and held by grantees as of June 30, 2011 were adjusted or substituted as follows:

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

There were 393 MPC employees affected by the adjustment and substitution of awards. The adjustment and substitution of awards did not cause us to recognize incremental compensation expense.

Stock-based awards under the Plan

We expense all share-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

Stock Options - We grant stock options under the MPC 2011 Plan to certain officer and non-officer employees and other plan participants. Stock options previously granted under the 2003 Plan and 2007 Plan remain held by employees, subject to the adjustment and substitution of awards described above. Stock options awarded under the MPC 2011 plan represent the right to purchase shares of MPC common stock at its fair market value on the date of grant. Stock options have a maximum term of ten years from the date they are granted, and generally vest over a requisite service period of three or four years. We use the Black Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.

Stock Appreciation Rights (“SARs”) – Prior to 2005, SARs were granted under the 2003 Plan. No SARs have been granted under the 2007 Plan or MPC 2011 Plan. Similar to stock options, SARs represent the right to receive a payment equal to the excess of the fair market value of shares of MPC or Marathon Oil common stock (in accordance with the adjustment and substitution of awards described above) on the date the right is exercised over the grant price. SARs have a maximum term of ten years from the date they are granted and generally vest over a requisite service period of three or four years. We use the Black-Scholes option-pricing model to estimate the fair value of SARs granted, which requires the input of subjective assumptions.

Restricted Stock and Restricted Stock Units – We grant restricted stock and restricted stock units under the MPC 2011 Plan to employees and non-employee directors and other plan participants. Restricted stock and restricted stock units previously granted under the 2003 Plan and 2007 Plan remain held by employees and non-employee directors, subject to the adjustment and substitution of awards described above. In general, restricted stock and restricted stock units granted to employees vest over a requisite service period of three or four years. Restricted stock units granted to non-employee directors vest immediately at the time of the grant but are not issued until the director’s departure from the board of directors. Prior to vesting, all restricted stock recipients have the right to vote such stock and receive dividends thereon. The non-vested shares are not transferable and are held by our transfer agent. The fair values of restricted stock are based on the fair value of MPC common stock on the grant date. Restricted stock and restricted stock unit awards granted in 2012 will be subject to an additional one year holding period after the completion of the 36 month requisite service period.

Performance Units – We grant performance unit awards under the MPC 2011 Plan to certain officer employees. Current performance unit awards vest over a requisite service period of 18 or 30 months. Performance units are paid in cash at the end of the period at an amount per unit determined based on the total shareholder return of MPC common stock compared to the total shareholder return of selected peer companies’ stock over the vesting period. Performance unit awards issued in 2012 will have a per unit payout determined based on the total shareholder return of MPC common stock compared to the total shareholder return of a selected combination of peer companies and index fund shareholder return over an average of four periods during the 36 month requisite service period. These performance units will pay out 75 percent in cash and 25 percent in MPC common stock.

Total Stock-Based Compensation Expense

Total employee stock-based compensation expense was $28 million, $16 million, and $18 million in 2011, 2010, and 2009, while the total related income tax benefits were $11 million, $6 million, and $7 million, respectively. In 2011 for periods prior to the Spinoff, 2010 and 2009, cash received by Marathon Oil upon exercise of stock option awards by MPC employees was $17 million, $5 million, and $2 million. In 2011 for the period subsequent to the Spinoff, cash received by MPC upon exercise of stock option awards was $1 million. In 2011 for periods prior to the Spinoff, 2010 and 2009, tax benefits realized by Marathon Oil for deductions for stock awards exercised by MPC employees were $7 million, $1 million and $1 million. In 2011 for the period subsequent to the Spinoff, tax benefits realized by MPC for deductions for stock awards exercised were less than $1 million.

Stock Option Awards

The Black-Scholes values used to value stock option awards granted during 2011, 2010, and 2009 were determined based on the following weighted average assumptions (information for periods prior to the Spinoff is based on stock option awards for Marathon Oil common stock):

	2011 subsequent to Spinoff	2011 prior to Spinoff	2010	2009
Weighted average exercise price per share	$36.18	$51.93	$30.12	$28.09
Expected annual dividends per share	0.95	1.00	0.97	0.96
Expected life in years	5.8	5.3	5.1	4.9
Expected volatility	48%	40%	41%	41%
Risk-free interest rate	1.4%	2.0%	2.2%	2.3%
Weighted average grant date fair value of stock option awards granted	$13.08	$16.73	$8.72	$7.87

The expected life of stock options granted is based on historical data and represents the period of time that options granted are expected to be held prior to exercise. In the absence of adequate stock price history of MPC common stock, expected volatilities are based on the historical volatility of a selected group of peer companies’ stock. Expected annual dividends per share is estimated using the most recent dividend payment per share as of the grant date. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following is a summary of MPC common stock option activity in 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In millions)
Outstanding at June 30, 2011	9,034,356	$32.86
Granted	481,518	36.18
Exercised	(68,653)	24.65
Forfeited, canceled or expired	(74,851)	34.02

Outstanding at December 31, 2011	9,372,370	33.08

Vested and expected to vest at December 31, 2011	9,253,592	33.03	6.4	$50
Exercisable at December 31, 2011	5,783,124	32.32	5.0	36

The adjustment and substitution of the stock compensation awards occurred in conjunction with the distribution of MPC common stock to Marathon Oil stockholders in the June 30, 2011 after-market distribution. As a result, no grant, exercise or cancellation activity occurred on MPC stock compensation awards during the six months ended June 30, 2011.

The intrinsic value of options to purchase Marathon Oil common stock exercised by MPC employees under the 2007 Plan and 2003 Plan during 2011 for periods prior to the Spinoff, 2010 and 2009 was $18 million, $2 million and $1 million. The intrinsic value of options exercised by MPC employees during 2011 for periods subsequent to the Spinoff was $1 million.

As of December 31, 2011, unrecognized compensation cost related to stock option awards was $23 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Awards

The following is a summary of restricted stock award activity of MPC common stock in 2011:

	Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2011	211,953	$28.78	284,901	$28.83
Granted	153,516	41.54	37,012	33.78
RS’s Vested/RSU’s Issued	(14,561)	29.74	(1,918)	24.67
Forfeited	(2,217)	28.25	(51)	20.08

Outstanding at December 31, 2011	348,691	34.36	319,944	29.43

Of the 319,944 restricted units outstanding, 319,406 are vested and have a weighted average grant date fair value of $29.42. These vested but unissued units are held by our non-employee directors, are non-forfeitable and are issuable upon the director’s departure from our board of directors.

The following is a summary of the values related to restricted stock and restricted stock unit awards held by MPC employees and non-employee directors (information for periods prior to the Spinoff is for restricted stock and restricted stock unit awards of Marathon Oil common stock):

	Restricted Stock		Restricted Stock Units
	Intrinsic Value of Awards Vesting During the Period (In millions)	Weighted Average Grant Date Fair Value of Awards Granted During the Period	Intrinsic Value of Awards Issued During the Period (In millions)	Weighted Average Grant Date Fair Value of Awards Granted During the Period
2011 - Subsequent to the Spinoff	$1	$41.54	$-	$33.78
2011 - Prior to the Spinoff	3	48.53	-	45.22
2010	3	30.55	-	32.18
2009	3	23.96	-	28.97

As of December 31, 2011, unrecognized compensation cost related to restricted stock awards was $8 million, which is expected to be recognized over a weighted average period of 2.3 years. There was no material unrecognized compensation cost related to restricted stock unit awards.

22.	Leases

We lease a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, storage facilities and transportation equipment. Most long term leases include renewal options and, in certain leases, purchase options. Future minimum commitments as of December 31, 2011, for capital lease obligations and for operating lease obligations having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Lease Obligations(a)	Operating Lease Obligations
2012	$34	$141
2013	44	130
2014	44	117
2015	45	107
2016	43	67
Later years	366	101

Total minimum lease payments	576	$663

Less imputed interest costs	(207)

Present value of net minimum lease payments	$369

(a)

Capital lease obligations include $164 million related to assets under construction as of December 31, 2011. These leases are currently reported as long-term debt based on the percentage of construction completed at $94 million.

Operating lease rental expense was:

(In millions)	2011	2010	2009
Minimum rental	$123	$135	$124
Contingent rental	1	1	1

Rental expense	$124	$136	$125

23.	Commitments & Contingencies

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

At December 31, 2011 and 2010, accrued liabilities for remediation totaled $117 million and $116 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $51 million and $56 million at December 31, 2011 and 2010, respectively.

Lawsuits – In May 2007, the Kentucky attorney general filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleges that we overcharged customers by $89 million during September and October 2005. The complaint seeks disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. We are vigorously defending this litigation. If the lawsuit is resolved unfavorably, it could materially impact our consolidated results of operations, financial position or cash flows. We believe that this is the first lawsuit for damages and injunctive relief under the Kentucky emergency pricing laws to progress this far and it contains many novel issues. In May 2011, the Kentucky attorney general amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky governor on April 26, 2011 and which have since expired. The court denied the attorney general’s request for immediate injunctive relief, and the remainder of the 2011 claims likely will be resolved along with those dating from 2005. The ultimate outcome of the 2007 lawsuit, including the claims related to our 2011 pricing, and any financial effect on us, remains uncertain. Management does not believe an estimate of a reasonably possible loss (or a range of loss) can be made for this lawsuit at this time.

During 2011, we were a defendant, along with other refining and marketing companies, in eight lawsuits pending in six states, in which a total of fourteen plaintiffs sought to recover damages alleged to have resulted from methyl tertiary-butyl ether (“MTBE”) contamination in groundwater. We, along with other refining and marketing companies, settled a number of lawsuits pertaining to MTBE in 2008. We settled additional MTBE-related lawsuits in 2009 and 2010. In 2011, we agreed to and subsequently paid a non-material amount to settle seven of the pending lawsuits and similar claims by three additional parties that did not file lawsuits. In settling these lawsuits and claims and the previous lawsuits, we did not admit liability. We remain a defendant in one MTBE-related lawsuit pending in a multi-district litigation in the Southern District of New York for pretrial proceedings, where the New Jersey Department of Environmental Protection seeks to recover the cost of remediating MTBE contamination of ground and surface water not being used for public water supply purposes, as well as natural resources damages allegedly resulting from such contamination. We are vigorously defending this pending lawsuit. Based on our experience and amounts paid in connection with the settlement of other MTBE lawsuits, we do not expect our share of liability for this lawsuit or any future MTBE lawsuits to materially impact our consolidated results of operations, financial position or cash flows. However, the ultimate outcome of the pending or future MTBE lawsuits, including any financial effect on us, remains uncertain. We voluntarily discontinued distributing gasoline containing MTBE in, at the latest, 2002.

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

Guarantees related to indebtedness of equity method investees – We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC. Both LOOP and LOCAP LLC have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of December 31, 2011.

We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $51 million as of December 31, 2011.

We hold an interest in a ethanol production facility through our investment in TAME, and have guaranteed the repayment of TAME’s tax exempt bond financing through our participation as a lender in the credit agreement under which a letter of credit has been issued to secure repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at December 31, 2011.

Marathon Oil indemnifications - In conjunction with the Spinoff, we have entered into indemnities and guarantees to Marathon Oil with recorded values of $14 million as of December 31, 2011, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the RM&T business operations prior to the Spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect the Spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees – We have entered into other guarantees with maximum potential undiscounted payments totaling $108 million as of December 31, 2011, which consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, an indemnity to the co-lenders associated with an equity method investee’s credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.

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

Contractual commitments – At December 31, 2011 and 2010, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $347 million and $768 million.

24.	Subsequent Events

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases (“ASR”) or open market solicitations for shares. On February 3, 2012, we entered into an $850 million ASR program with a major financial institution as part of this authorization. The total number of shares to be repurchased will be based generally on the volume-weighted average price of MPC common stock during the repurchase period, subject to provisions that set a minimum and maximum number of shares. Under the ASR, we received 9.986 million shares of MPC common stock on February 3, 2012 and expect to receive a majority of the additional shares by the end of the first quarter of 2012. As received, shares will be reflected in our treasury stock component of stockholders’ equity in the first quarter of 2012. The remaining shares under the ASR will be delivered to us over the term of the transaction, with all shares to be delivered by the end of the third quarter of 2012. The timing of repurchases, if any, outside of the ASR will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

On February 9, 2012, we announced that Speedway had signed an agreement in which it will acquire 88 convenience stores situated throughout Indiana and Ohio from GasAmerica Services Inc. (“GasAmerica”), plus several parcels of undeveloped real estate for future development. The GasAmerica transaction is anticipated to close by the end of May 2012, subject to receipt of regulatory approvals, customary due diligence and satisfaction of other customary closing conditions.

Select Quarterly Financial Data (Unaudited)

	2011				2010
(In millions, except per share data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$17,842	$20,760	$20,616	$19,420	$13,362	$15,795	$15,897	$17,433
Income (loss) from operations	819	1,325	1,759	(158)	(419)	636	443	351
Net income (loss)	529	802	1,133	(75)	(289)	405	277	230

Net income (loss) per share: (a)
Basic	$1.49	$2.25	$3.18	$(0.21)	$(0.81)	$1.14	$0.78	$0.64
Diluted	1.48	2.24	3.16	(0.21)	(0.81)	1.13	0.77	0.64
Dividends paid per share	-	-	0.20	0.25	-	-	-	-

(a)

For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we assumed the shares distributed to Marathon Oil stockholders in conjunction with the Spinoff were outstanding as of the beginning of each period prior to the Spinoff.

Supplementary Statistics (Unaudited)

(In millions)	2011	2010	2009

Income from Operations by segment
Refining & Marketing	$3,591	$800	$452
Speedway	271	293	212
Pipeline Transportation	199	183	172
Items not allocated to segments	(316)	(265)	(182)

Income from operations	$3,745	$1,011	$654

Capital Expenditures and Investments(a)
Refining & Marketing	$900	$961	$2,241
Speedway(b)	164	84	49
Pipeline Transportation	121	24	56
Corporate and Other(c)	138	104	239

Total	$1,323	$1,173	$2,585

(a)	Capital expenditures include changes in capital accruals.

(b)	Includes $74 million acquisition of 23 convenience stores in 2011. See Note 15 to audited consolidated financial statements.

(c)	Includes capitalized interest of $114 million, $103 million and $236 million in 2011, 2010 and 2009, respectively.

Supplementary Statistics (Unaudited)

	2011	2010	2009
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)	1,599	1,585	1,378
Refining & Marketing Operating Statistics
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,177	1,173	957
Other charge and blend stocks	181	162	196

Total	1,358	1,335	1,153

Crude Oil Capacity Utilization percent(b)	103	99	94
Refined Product Yields (thousands of barrels per day):
Gasoline	739	726	669
Distillates	433	409	326
Propane	25	24	23
Feedstocks and special products	109	97	62
Heavy fuel oil	21	24	24
Asphalt	56	76	66

Total	1,383	1,356	1,170

Refining & Marketing Refined Product Sales Volumes (thousands of barrels per day)(c)	1,581	1,573	1,365
Refining & Marketing Gross Margin (dollars per barrel)(d)	$7.75	$2.81	$2.42
Direct Operating Costs in Refining & Marketing Gross Margin (dollars per barrel):(e)
Planned turnaround and major maintenance	$0.78	$1.19	$0.88
Depreciation and amortization	1.29	1.32	0.93
Other manufacturing(f)	3.16	3.32	3.49

Total	$5.23	$5.83	$5.30

Speedway Operating Statistics
Convenience stores at period-end	1,371	1,358	1,603
Gasoline & distillates sales (millions of gallons)	2,938	3,300	3,232
Gasoline & distillates gross margin (dollars per gallon)(g)	$0.1308	$0.1207	$0.1030
Merchandise sales (in millions)	$2,924	$3,195	$3,109
Merchandise gross margin (in millions)	$719	$789	$775
Pipeline Transportation Operating Statistics
Pipeline Barrels Handled (thousands of barrels per day)(h):
Crude oil trunk lines	1,184	1,204	1,113
Refined products trunk lines	1,031	968	953

Total	2,215	2,172	2,066

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.
(b)	Based on calendar day capacity.
(c)	Includes intersegment sales.
(d)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined product sales volumes.

(e)	Per barrel of total refinery throughputs.
(f)	Includes utilities, labor, routine maintenance and other operating costs.
(g)

The price paid by consumers, less the cost of refined products, including transportation and consumer excise taxes, and the cost of bankcard processing fees, divided by gasoline and distilliates sales volumes.

(h)	On owned common carrier pipelines, excluding equity method investments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control over Financial Reporting and – Report of Independent Registered Public Accounting Firm. During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors required by this item is incorporated by reference to the material appearing under the sub-heading “Proposal No. 1 - Election of Class I Directors” located under the heading “Proposals of the Board” in our Proxy Statement for the 2012 Annual Meeting of Shareholders. Information concerning our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

Our Board of Directors has established the Audit Committee and determined our “Audit Committee Financial Experts.” The related information required by this item is incorporated by reference to the material appearing under the sub-heading “Audit Committee Financial Expert” located under the heading “The Board of Directors and Corporate Governance” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

We have adopted a Code of Ethics for Senior Financial Officers. It is available on our website at http://www.marathonpetroleum.com/Investor_Center/Corporate_Governance/Code_of_Ethics_for_Senior_Financial_Officers/.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the material appearing under the heading “Executive Compensation;” under the sub-headings “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” under the heading “The Board of Directors and Corporate Governance;” under the heading “Compensation of Directors;” and under the heading “Compensation Committee Report” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of December 31, 2011 with respect to shares of MPC common stock that may be issued under our existing equity compensation plan, the MPC 2011 Plan:

	Column (a)		Column (b)	Column (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by stockholders	9,463,209	(a)	$33.08	14,958,995	(c)
Equity compensation plan not approved by stockholders	-		-	-

Total	9,463,209		N/A	14,958,995

(a)	Includes the following:
1)	8,835,643 stock options granted pursuant to the MPC 2011 Plan and not forfeited, cancelled or expired as of December 31, 2011. Of these options, 8,354,125 represent options adjusted or substituted in connection with the Spinoff.
2)	307,622 as the net number of shares that could be issued pursuant to the exercise of stock appreciation rights not forfeited, cancelled or expired as of December 31, 2011 based on the closing price of MPC common stock on December 30, 2011 of $33.29. Shares available for issuance under the MPC 2011 Plan are reduced by the full number of stock appreciation rights exercised, even though the net number of shares issued may be less. The full number of stock appreciation rights granted pursuant to the MPC 2011 Plan and not forfeited, cancelled or expired as of December 31, 2011 is 536,727, all of which represent awards adjusted or substituted in connection with the Spinoff.
3)	319,944 restricted stock units granted pursuant to the MPC 2011 Plan for shares unissued and not forfeited, cancelled or expired as of December 31, 2011. Of these restricted stock units, 284,901 represent replacement awards granted in connection with the Spin- Off.

In addition to the awards reported above, 348,691 shares of restricted stock were issued pursuant to the MPC 2011 Plan and outstanding as of December 31, 2011. Of these restricted stock awards, 211,953 represent replacement awards granted in connection with the Spin- Off.

(b)	Restricted stock and restricted stock units are not taken into account in the weighted-average exercise price as such awards have no exercise price.
(c)

Reflects the shares available for issuance pursuant to the MPC 2011 Plan. No more that 9,331,361 of these shares may be issued for awards other than stock options or stock appreciation rights. In addition, shares related to grants that are forfeited, cancelled or expire unexercised become immediately available for issuance under the MPC 2011 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Person Transactions,” and under the sub-heading “Board and Committee Independence” under the heading “The Board of Directors and Corporate Governance” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the material appearing under the heading “Independent Registered Public Accounting Firm’s Fees, Services and Independence” in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

A. Documents Filed as Part of the Report

1.	Financial Statements (see Part II, Item 8. of this Annual Report on Form 10-K regarding financial statements)

2.	Financial Statement Schedules

Financial statement schedules required under SEC rules but not included in this Annual Report on Form 10-K are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

3. Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1 †	Separation and Distribution Agreement, dated as of May 25, 2011, among Marathon Oil Corporation, Marathon Oil Company and Marathon Petroleum Corporation	10	2.1	5/26/11	001-35054

3	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/11	001-35054

3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation					X

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture dated as of February 1, 2011 between Marathon Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	10	4.1	5/26/11	001-35054
4.2	Form of the terms of the 3 1/2% Senior Notes due 2016, 5 1/8% Senior Notes due 2021 and 6 1/2% Senior Notes due 2041 of Marathon Petroleum Corporation	10	4.2	5/26/11	001-35054
4.3	Form of 3 1/2% Senior Notes due 2016, 5 1/8% Senior Notes due 2021 and 6 1/2% Senior Notes due 2041 of Marathon Petroleum Corporation (included in Exhibit 4.2 above)	10	4.3	5/26/11	001-35054
4.4	Registration Rights Agreement among Marathon Petroleum Corporation, Marathon Oil Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities LLC	10	4.4	5/26/11	001-35054

10	Material Contracts

10.1	Tax Sharing Agreement dated as of May 25, 2011 by and among Marathon Oil Corporation, Marathon Petroleum Corporation and MPC Investment LLC	10	10.1	5/26/11	001-35054
10.2	Employee Matters Agreement dated as of May 25, 2011 by and between Marathon Oil Corporation and Marathon Petroleum Corporation	10	10.2	5/26/11	001-35054
10.3	Amendment to Employee Matters Agreement, dated as of June 30, 2011 by and between Marathon Oil Corporation and Marathon Petroleum Corporation	8-K	10.1	7/1/11	001-35054
10.4	Transition Services Agreement dated as of May 25, 2011 by and between Marathon Oil Corporation and Marathon Petroleum Corporation	10	10.3	5/26/11	001-35054

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.

10.5	Credit Agreement dated as of March 11, 2011 among Marathon Petroleum Corporation, the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Bank of America, N.A., Citigroup Global Markets Inc. and The Royal Bank of Scotland plc, as Co-Documentation Agents	10	4.5	5/26/11	001-35054
10.6	Amendment No. 1 to Revolving Credit Agreement, dated as of June 30, 2011, among Marathon Petroleum Corporation, the lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent	8-K	10.2	7/1/11	001-35054
10.7	Amended and Restated Receivables Purchase Agreement, dated as of October 1, 2011, by and among Marathon Petroleum Company LP, MPC Trade Receivables Company LLC, JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities LLC, as Sole Lead Arranger, certain committed purchasers and conduit purchasers that are parties thereto from time to time and other parties thereto from time to time	8-K	10.1	10/6/11	001-35054
10.8	Amended and Restated Receivables Sale Agreement, dated as of October 1, 2011, by and between Marathon Petroleum Company LP and MPC Trade Receivables Company LLC	8-K	10.2	10/6/11	001-35054
10.9 *	Marathon Petroleum Corporation Second Amended and Restated 2011 Incentive Compensation Plan	S-3ASR	4.3	12/7/11	333-175286
10.10 *	Marathon Petroleum Corporation Policy for Recoupment of Annual Cash Bonus Amounts					X
10.11 *	Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors					X
10.12 *	Marathon Petroleum Excess Benefit Plan					X
10.13 *	Marathon Petroleum Amended and Restated Deferred Compensation Plan					X
10.14 *	Marathon Petroleum Corporation Executive Tax, Estate, and Financial Planning Program					X
10.15 *	Speedway Excess Benefit Plan					X
10.16 *	Speedway Deferred Compensation Plan					X
10.17 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan - Section 16 Officer Restricted Stock Award Agreement (3 year pro rata vesting)	8-K	10.4	7/7/11	001-35054
10.18 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan - Section 16 Officer Restricted Stock Award Agreement (3 year cliff vesting)	8-K	10.5	7/7/11	001-35054
10.19 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan Nonqualified Stock Option Award Agreement – Section 16 Officer	8-K	10.6	7/7/11	001-35054
10.20 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Award Agreement – Section 16 Officer	8-K	10.1	12/7/11	001-35054
10.21 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Nonqualified Stock Option Award Agreement – Section 16 Officer	8-K	10.2	12/7/11	001-35054
10.22 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Unit Award Agreement – Non-Employee Director					X
10.23 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan – Performance Unit Award Agreement					X
10.24 *	Marathon Petroleum Corporation Amended and Restated Executive Change in Control Severance Benefits Plan					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.

12.1	Computation of Ratio of Earnings to Fixed Charges					X
14.1	Code of Ethics for Senior Financial Officers					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of directors and officers of Marathon Petroleum Corporation					X
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					X

101.INS +	XBRL Instance Document.						X
101.SCH +	XBRL Taxonomy Extension Schema.						X
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase.						X
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase.						X
101.DEF +	XBRL Taxonomy Extension Definition Linkbase.						X
101.LAB +	XBRL Taxonomy Extension Label Linkbase.						X

†	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

+

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2012	MARATHON PETROLEUM CORPORATION

By: /s/ Michael G. Braddock

Michael G. Braddock Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 29, 2012 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Gary R. Heminger	President and Chief Executive Officer and Director (Principal Executive Officer)
Gary R. Heminger

/s/ Donald C. Templin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Donald C. Templin

/s/ Michael G. Braddock	Vice President and Controller (Principal Accounting Officer)
Michael G. Braddock

*	Director
Evan Bayh

*	Director
David A. Daberko

*	Director
William L. Davis

*	Director
Donna A. James

*	Director
Charles R. Lee

*	Director
Seth E. Schofield

Director
John W. Snow

*	Director
John P. Surma

*	Chairman of the Board and Director
Thomas J. Usher

* The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the registrant, which is being filed herewith on behalf of such directors and officers.

By: /s/ Gary R. Heminger	February 29, 2012

Gary R. Heminger Attorney-in-Fact