Form 10-Q
period 2012-03-31
Marathon Petroleum Corp
filed 2012-05-09
CIK 1510295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

There were 340,722,047 shares of Marathon Petroleum Corporation common stock outstanding as of April 30, 2012.

MARATHON PETROLEUM CORPORATION

Form 10-Q

Quarter Ended March 31, 2012

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries, and for periods prior to its spinoff from Marathon Oil Corporation, the Refining, Marketing & Transportation Business of Marathon Oil Corporation.

Part I—Financial Information

Item 1. Financial Statements

Marathon Petroleum Corporation

Consolidated Statements of Income (Unaudited)

	00000000	00000000
	Three Months Ended March 31,
(In millions, except per share data)	2012	2011
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$20,264	$17,819
Sales to related parties	1	23
Income from equity method investments	2	9
Net gain on disposal of assets	2	1
Other income	6	19

Total revenues and other income	20,275	17,871

Costs and expenses:
Cost of revenues (excludes items below)	17,309	14,557
Purchases from related parties	63	785
Consumer excise taxes	1,380	1,209
Depreciation and amortization	230	216
Selling, general and administrative expenses	263	217
Other taxes	74	68

Total costs and expenses	19,319	17,052

Income from operations	956	819
Related party net interest and other financial income	—	17
Net interest and other financial income (costs)	(22)	(14)

Income before income taxes	934	822
Provision for income taxes	338	293

Net income	$596	$529

Per Share Data (See Note 5)
Basic:
Net income per share	$1.71	$1.49
Weighted average shares outstanding	348	356

Diluted:
Net income per share	$1.70	$1.48
Weighted average shares outstanding	350	358
Dividends paid	$0.25	—

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

	00000000	00000000
	Three Months Ended March 31,
(In millions)	2012	2011
Net income	$596	$529
Other comprehensive income:
Defined benefit postretirement and post-employment plans:
Actuarial changes reclassification, net of tax of $8 and $7	16	11
Prior service costs reclassification, net of tax of $1 and $1	1	1

Other comprehensive income	17	12

Comprehensive income	$613	$541

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Balance Sheets (Unaudited)

	December 31,	December 31,
	March 31,	December 31,
(In millions, except per share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,205	$3,079
Receivables, less allowance for doubtful accounts of $2 and $3	5,867	5,461
Inventories	3,352	3,320
Other current assets	156	141

Total current assets	11,580	12,001
Equity method investments	302	302
Property, plant and equipment, net	12,246	12,228
Goodwill	842	842
Other noncurrent assets	336	372

Total assets	$25,306	$25,745

Liabilities
Current liabilities:
Accounts payable	$7,803	$8,189
Payroll and benefits payable	261	312
Consumer excise taxes payable	337	337
Accrued taxes	582	558
Long-term debt due within one year	17	15
Other current liabilities	201	180

Total current liabilities	9,201	9,591
Long-term debt	3,304	3,292
Deferred income taxes	1,509	1,310
Defined benefit postretirement plan obligations	1,809	1,783
Deferred credits and other liabilities	267	264

Total liabilities	16,090	16,240

Commitments and contingencies (see Note 18)

Stockholders’ Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued—358 million and 357 million shares (par value $0.01 per share, 1 billion shares authorized)	4	4
Held in treasury, at cost—18 million shares at March 31, 2012	(743)	—
Additional paid-in capital	9,410	9,482
Retained earnings	1,407	898
Accumulated other comprehensive loss	(862)	(879)

Total stockholders’ equity	9,216	9,505

Total liabilities and stockholders’ equity	$25,306	$25,745

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
(In millions)	2012	2011
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$596	$529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230	216
Pension and other postretirement benefits, net	52	46
Deferred income taxes	192	(12)
Net gain on disposal of assets	(2)	(1)
Equity method investments, net	6	(1)
Changes in the fair value of derivative instruments	9	(27)
Changes in:
Current receivables	(406)	(471)
Inventories	(32)	336
Current accounts payable and accrued liabilities	(332)	299
All other, net	34	1

Net cash provided by operating activities	347	915

Investing activities:
Additions to property, plant and equipment	(309)	(243)
Disposal of assets	2	125
Investments in related party debt securities—purchases	—	(3,354)
—redemptions	—	2,993
Investments—loans and advances	(7)	(24)
—repayments of loans	—	19
All other, net	3	—

Net cash used in investing activities	(311)	(484)

Financing activities:
Long-term debt payable to Marathon Oil and subsidiaries—borrowings	—	4,403
—repayments	—	(7,969)
Long-term debt—borrowings	—	2,989
—repayments	(3)	(3)
Debt issuance costs	—	(37)
Issuance of common stock	27	—
Common stock repurchased	(850)	—
Dividends paid	(87)	—
Contributions from Marathon Oil	—	287
All other, net	3	—

Net cash used in financing activities	(910)	(330)

Net increase (decrease) in cash and cash equivalents	(874)	101
Cash and cash equivalents at beginning of period	3,079	118

Cash and cash equivalents at end of period	$2,205	$219

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Stockholders’ Equity / Net Investment (Unaudited)

(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity / Net Investment
Balance as of December 31, 2010	$—	$—	$—	$—	$8,867	$(623)	$8,244
Net income	—	—	—	—	529	—	529
Contributions from Marathon Oil	—	—	—	—	251	—	251
Other comprehensive income	—	—	—	—	—	12	12

Balance as of March 31, 2011	$—	$—	$—	$—	$9,647	$(611)	$9,036

Balance as of December 31, 2011	$4	$—	$9,482	$898	$—	$(879)	$9,505
Net income	—	—	—	596	—	—	596
Dividends paid	—	—	—	(87)	—	—	(87)
Shares repurchased	—	(742)	(108)	—	—	—	(850)
Shares issued (returned)—stock-based compensation	—	(1)	34	—	—	—	33
Stock-based compensation	—	—	11	—	—	—	11
Other comprehensive income	—	—	—	—	—	17	17
Other	—	—	(9)	—	—	—	(9)

Balance as of March 31, 2012	$4	$(743)	$9,410	$1,407	$—	$(862)	$9,216

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2011	357	—
Shares issued—stock-based compensation	1	—
Shares repurchased	—	(18)

Balance as of March 31, 2012	358	(18)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Spinoff, Description of the Business and Basis of Presentation

Spinoff—On May 25, 2011, the Marathon Oil Corporation (“Marathon Oil”) board of directors approved the spinoff of its Refining, Marketing & Transportation Business (“RM&T Business”) into an independent, publicly traded company, Marathon Petroleum Corporation (“MPC”), through the distribution of MPC common stock to the stockholders of Marathon Oil common stock. In accordance with a separation and distribution agreement between Marathon Oil and MPC, the distribution of MPC common stock was made on June 30, 2011, with Marathon Oil stockholders receiving one share of MPC common stock for every two shares of Marathon Oil common stock held (the “Spinoff”). Following the Spinoff, Marathon Oil retained no ownership interest in MPC, and each company had separate public ownership, boards of directors and management. All subsidiaries and equity method investments not contributed by Marathon Oil to MPC remained with Marathon Oil and, together with Marathon Oil, are referred to as the “Marathon Oil Companies.” On July 1, 2011, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “MPC”.

Description of the Business—Our business consists of refining and marketing, retail marketing and pipeline transportation operations conducted primarily in the Midwest, Gulf Coast and Southeast regions of the United States, through subsidiaries, including Marathon Petroleum Company LP, Speedway LLC and Marathon Pipe Line LLC.

See Note 7 for additional information about our operations.

Basis of Presentation—Prior to the Spinoff on June 30, 2011, our results of operations and cash flows consisted of the RM&T Business, which represented a combined reporting entity. Subsequent to the Spinoff, our results of operations and cash flows consist of consolidated MPC activities. All significant intercompany transactions and accounts have been eliminated.

The consolidated statements of income for periods prior to the Spinoff included expense allocations for certain corporate functions historically performed by the Marathon Oil Companies, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Those allocations were based primarily on specific identification, headcount or computer utilization. Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from the Marathon Oil Companies, are reasonable. However, these consolidated financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented prior to the Spinoff and may not reflect our consolidated results of operations and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend upon multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the Spinoff, we are performing these functions using internal resources or services provided by third parties, certain of which are being provided by the Marathon Oil Companies during a transition period pursuant to a transition services agreement. See Note 3.

These interim consolidated financial statements are unaudited; however, in the opinion of our management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These consolidated financial statements, including the notes, have been prepared in accordance with the rules of the Securities and Exchange Commission applicable to interim period financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of prior period data have been made to conform to current classifications. On the consolidated statements of cash flows, changes in current tax liabilities have been reclassified from operating activities, all other, net to changes in current accounts payable and accrued liabilities.

2. Accounting Standards

Recently Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update giving an entity the option to use a qualitative assessment to determine whether or not the entity is required to perform the two step goodwill impairment test. If, through a qualitative assessment, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the entity is not required to perform the two step goodwill impairment test. The amendments in the update were effective for annual and interim goodwill testing performed in fiscal years beginning after December 15, 2011. The adoption of this accounting standards update in the first quarter of 2012 did not have an impact on our consolidated results of operations, financial position or cash flows. We perform the goodwill impairment testing for each of our reporting units in the fourth quarter.

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under U.S. generally accepted accounting principles (“US GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe certain of the US GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in IFRS. The amendments were to be applied prospectively and were effective in interim and annual periods beginning with the first quarter of 2012 with early application not permitted. This accounting standards update was adopted in the first quarter of 2012 and was applied prospectively. The adoption of these amendments did not have a significant impact on our consolidated results of operations, financial position or cash flows. The new required disclosures are included in Note 12.

Not Yet Adopted

In December 2011, the FASB issued an accounting standards update that requires disclosure of additional information related to recognized financial and derivative instruments that are offset or are not offset but are subject to an enforceable netting agreement. The purpose of the requirement is to help users evaluate the effect or potential effect of offsetting and related netting arrangements on an entity’s financial position. The update is to be applied retrospectively and is effective for annual periods that begin on or after January 1, 2013 and interim periods within those annual periods. Adoption of this update is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

3. Related Party Transactions

Our related parties included:

•	Marathon Oil Companies until June 30, 2011, the effective date of the Spinoff.

•

The Andersons Clymers Ethanol LLC (“TACE”), in which we have a 36 percent interest, and The Andersons Marathon Ethanol LLC (“TAME”), in which we have a 50 percent interest. These companies each own an ethanol production facility.

•	Centennial Pipeline LLC (“Centennial”), in which we have a 50 percent interest. Centennial owns a refined products pipeline and storage facility.

•	LOOP LLC (“LOOP”), in which we have a 51 percent noncontrolling interest. LOOP operates an offshore oil port.

•	Other equity method investees.

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

We have entered into a transition services agreement with Marathon Oil under which we are providing each other with a variety of administrative services on an as-needed basis for a period of time not to exceed one year following the Spinoff. The charges under the transition service agreement are at cost-based rates that have been negotiated between us. Services provided to us by the Marathon Oil Companies for the three months ended March 31, 2012 include accounting, audit, treasury, information technology and health, environmental, safety and security. Services provided by us to the Marathon Oil Companies for the three months ended March 31, 2012 include administrative services, legal, human resources, accounting, audit, information technology and health, environmental, safety and security.

Sales to related parties were as follows:

	XX,XXXX	XX,XXXX
	Three Months Ended March 31,
(In millions)	2012	2011
Equity method investees:
Centennial	$—	$20
Other equity method investees	1	2
Marathon Oil Companies	—	1

Total	$1	$23

Related party sales to Centennial consist primarily of petroleum products. Related party sales to the Marathon Oil Companies consisted primarily of pipeline operating revenue.

Purchases from related parties were as follows:

	XX,XXXX	XX,XXXX
	Three Months Ended March 31,
(In millions)	2012	2011
Equity method investees:
Centennial	$9	$13
LOOP	12	9
TAME	30	32
TACE	5	12
Other equity method investees	7	6
Marathon Oil Companies	—	713

Total	$63	$785

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

The Marathon Oil Companies performed certain services for us prior to the Spinoff such as executive oversight, accounting, treasury, tax, legal, procurement and information technology services. We also provided certain services to the Marathon Oil Companies prior to the Spinoff, such as legal, human resources and tax services. The two groups of companies charged each other for these shared services based on a rate that was negotiated between them. Where costs incurred by the Marathon Oil Companies on our behalf could not practically be determined by specific utilization, these costs were primarily allocated to us based on headcount or computer utilization. Our management believes those allocations were a reasonable reflection of the utilization of services provided. However, those allocations may not have fully reflected the expenses that would have been incurred had we been a stand-alone company during the periods presented. Net charges from the Marathon Oil Companies for these services reflected within selling, general and administrative expenses in the consolidated statements of income were $12 million for the three months ended March 31, 2011.

Current receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

	December 31,	December 31,
(In millions)	March 31, 2012	December 31, 2011
Equity method investees	$2	$2

Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

	December 31,	December 31,
(In millions)	March 31, 2012	December 31, 2011
Equity method investees:
Centennial	$10	$7
LOOP	4	5
TAME	3	4
TACE	1	2
Other equity method investees	2	2

Total	$20	$20

We have throughput and deficiency agreements with LOOP and Centennial. We had prepaid tariff balances with LOOP of $4 million at March 31, 2012 and December 31, 2011 and with Centennial of $14 million at March 31, 2012 and $11 million at December 31, 2011. However, during the three months ended March 31, 2012, we impaired our prepaid tariff with Centennial. Prepaid tariff balances are reflected in other noncurrent assets on the consolidated balance sheets. For additional information on the impairment, see Note 12.

During the three months ended March 31, 2011, we borrowed $4,403 million and repaid $6,922 million under the credit agreement with MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil. The agreement was terminated on June 30, 2011, and there has been no subsequent activity.

There were no borrowings during the three months ended March 31, 2011, under our revenue bonds proceeds subsidiary loan agreement with Marathon Oil. The loan balance outstanding as of December 31, 2010 of $1,047 million was repaid on February 1, 2011 and the loan was terminated effective April 1, 2011.

Our investments in shares of PFD Redeemable Class A, Series 1 Preferred Stock (“PFD Preferred Stock”) were accounted for as investments in related party available-for-sale debt securities and were redeemed prior to the Spinoff.

Related party net interest and other financial income was as follows:

	XX,XXXX	XX,XXXX
	Three Months Ended March 31,
(In millions)	2012	2011
Dividend income:
PFD Preferred Stock	$—	$17
Interest expense:
PFD revolving credit agreement	—	2
Marathon Oil loan agreement	—	5
Interest capitalized	—	(7)

Net interest expense	—	—

Related party net interest and other financial income	$—	$17

We also recorded property, plant and equipment additions related to capitalized interest incurred by Marathon Oil on our behalf of $2 million in the three months ended March 31, 2011, which were reflected as contributions from Marathon Oil.

Certain asset or liability transfers between us and Marathon Oil and certain expenses, such as stock-based compensation, incurred by Marathon Oil on our behalf have been recorded as non-cash capital contributions or distributions. The net non-cash capital distributions to Marathon Oil were $36 million in the three months ended March 31, 2011.

4. Variable Interest Entity

On December 1, 2010, we completed the sale of most of our Minnesota assets. These assets included the 74,000 barrel-per-day St. Paul Park refinery and associated terminals, 166 convenience stores primarily branded SuperAmerica (including six stores in Wisconsin), along with the SuperMom’s bakery (a baked goods and sandwich supply operation) and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. We refer to these as the “Minnesota Assets.” The terms of the sale included (1) a preferred stock interest in the entity that holds the Minnesota Assets with a stated value of $80 million, (2) a maximum $125 million earnout provision payable to us over eight years, (3) a maximum $60 million of margin support payable to the buyer over two years, up to a maximum of $30 million per year, (4) a receivable from the buyer of $107 million which was fully collected during the three months ended March 31, 2011, and (5) guarantees with a maximum exposure of $11 million made by us on behalf of and to the buyer related to a limited number of convenience store sites. As a result of this continuing involvement, the related gain on sale of $89 million was initially deferred.

Certain terms of the transaction resulted in the creation of variable interests in a variable interest entity (“VIE”) that owns the Minnesota Assets. These variable interests include our ownership of a preferred equity interest in the VIE, operating margin support in the form of a capped liquidity guarantee and reimbursements to us for costs incurred in connection with transition services provided to the buyer. Our preferred equity interest in this VIE was reflected at $80 million in other noncurrent assets on our consolidated balance sheets as of March 31, 2012 and December 31, 2011. Any margin support obligation, when finalized, would be paid and reduce the deferred gain. We received $2 million and $33 million during the three months ended March 31, 2012 and 2011, respectively, for transition services provided to the buyer.

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

Our maximum exposure to loss due to this VIE at March 31, 2012 was $159 million, which was quantified based on contractual arrangements related to the sale. We did not provide any financial assistance to the buyer outside of our contractual arrangements related to the sale.

On May 4, 2012, we entered into a settlement agreement with the buyer that, contingent upon the buyer successfully completing an initial public offering, releases us from our obligation to pay margin support and releases the buyer from their obligation to pay us under the earnout provisions contained in the original sales agreement. The buyer would also repurchase our existing preferred equity interest and pay us $40 million of cash using proceeds from the offering. In addition, the buyer would issue us a new $45 million preferred security. Under the settlement agreement, if an initial public offering is not successfully completed by the buyer by December 31, 2012, then either MPC or the buyer may declare the settlement provision void and the original sales agreement provisions related to margin support and the earnout remain as set forth in the original sales agreement. If the provisions of the settlement agreement are successfully completed, then we would recognize a gain, including a portion of the deferred gain that was recorded when the purchase transaction was originally closed.

5. Income per Common Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share assumes exercise of stock options and stock appreciation rights, full vesting of non-participating restricted stock awards and payout of share-settled performance unit awards, provided the effect is not anti-dilutive.

On June 30, 2011, 356,337,127 shares of our common stock were distributed to Marathon Oil stockholders in conjunction with the Spinoff. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed that the shares outstanding on the date of the Spinoff were also outstanding for the three months ended March 31, 2011. In addition, for the diluted weighted average share calculations, we have assumed the dilutive securities outstanding at June 30, 2011 were also outstanding for the three months ended March 31, 2011. Excluded from the diluted weighted average share calculation for the three months ended March 31, 2012 and 2011 are approximately four million shares related to stock options and stock appreciation rights as their effect would be anti-dilutive. The three months ended March 31, 2012 calculation also includes non-participating restricted shares.

MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method.

	XX,XXXX	XX,XXXX
	Three Months Ended March 31,
(In millions, except per share data)	2012	2011
Basic earnings per share:
Allocation of earnings:
Net income	$596	$529
Income allocated to participating securities	1	—

Income available to common stockholders—basic	$595	$529

Weighted average common shares outstanding(see Note 6)	348	356

Basic earnings per share	$1.71	$1.49

Diluted earnings per share:
Allocation of earnings:
Net income	$596	$529
Income allocated to participating securities	1	—

Income available to common stockholders—diluted	$595	$529

Weighted average common shares outstanding(see Note 6)	348	356
Effect of dilutive securities	2	2

Weighted average common shares, including dilutive effect	350	358

Diluted earnings per share	$1.70	$1.48

6. Stockholders’ Equity

Share repurchase plan—On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares. After the effects of our accelerated share repurchase (“ASR”) program discussed below, $1.15 billion of the total authorized amount is available for share repurchase at March 31, 2012. The timing of repurchases, if any, outside of the current ASR program will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Accelerated share repurchase program—On February 3, 2012, we entered into an $850 million ASR program with a major financial institution to repurchase shares of MPC common stock under the approved share repurchase plan authorized by our board of directors. The total number of shares to be repurchased under the ASR program will be based generally on the volume-weighted average price of our common stock during the repurchase period, subject to provisions that set a minimum and maximum number of shares. Under the ASR program, we received 17,581,344 shares of our common stock in the three months ended March 31, 2012. Any remaining shares will be delivered to us upon the termination of the ASR program, which we expect to occur no later than the middle of the third quarter of 2012. The ASR program is accounted for as treasury stock purchase transactions, reducing the weighted average number of basic and diluted common shares outstanding by the shares repurchased, and as forward contracts indexed to our common stock for the future settlement provisions. The forward contracts are accounted for as equity instruments.

7. Segment Information

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

	XX,XXXX	XX,XXXX	XX,XXXX	XX,XXXX
(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended March 31, 2012
Revenues:
Customer	$16,963	$3,284	$17	$20,264
Intersegment(a)	1,959	1	82	2,042
Related parties	1	—	—	1

Segment revenues	18,923	3,285	99	22,307
Elimination of intersegment revenues	(1,959)	(1)	(82)	(2,042)

Total revenues	$16,964	$3,284	$17	$20,265

Segment income from operations	$943	$50	$42	$1,035
Income from equity method investments	—	—	2	2
Depreciation and amortization(b)	185	27	12	224
Capital expenditures and investments(c)	153	11	38	202

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended March 31, 2011
Revenues:
Customer	$14,819	$2,985	$15	$17,819
Intersegment(a)	1,764	—	77	1,841
Related parties	22	—	1	23

Segment revenues	16,605	2,985	93	19,683
Elimination of intersegment revenues	(1,764)	—	(77)	(1,841)

Total revenues	$14,841	$2,985	$16	$17,842

Segment income from operations	$802	$33	$51	$886
Income from equity method investments	—	—	9	9
Depreciation and amortization	179	26	11	216
Capital expenditures and investments(c)	156	5	14	175

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.
(b)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.
(c)	Capital expenditures include changes in capital accruals.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	$1,035	$1,035
	Three Months Ended March 31,
(In millions)	2012	2011
Segment income from operations	$1,035	$886
Items not allocated to segments:
Corporate and other unallocated items(a)	(79)	(67)
Net interest and other financial income (costs)	(22)	3

Income before income taxes	$934	$822

(a)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from the Marathon Oil Companies for periods prior to the Spinoff and costs related to certain non-operating assets.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2012	2011
Segment capital expenditures and investments	$202	$175
Less: Investments in equity method investees	7	4
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	8	—
Capitalized interest	30	29

Total capital expenditures(a)(b)	$233	$200

(a)	Capital expenditures include changes in capital accruals.
(b)	See Note 15 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

The following reconciles total revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2012	2011
Total revenues	$20,265	$17,842
Less: Sales to related parties	1	23

Sales and other operating revenues (including consumer excise taxes)	$20,264	$17,819

8. Other Items

Net interest and other financial income (costs) was:

	Three Months Ended March 31,
(In millions)	2012	2011
Interest:
Interest income	$1	$—
Interest expense(a)	(46)	(31)
Interest capitalized(a)	30	20

Total interest	(15)	(11)

Other:
Bank service and other fees	(7)	(3)

Net interest and other financial income (costs)	$(22)	$(14)

(a)	See Note 3 for information on related party interest expense and capitalized interest.

9. Income Taxes

The combined federal, state and foreign effective income tax rate was 36 percent for the three months ended March 31, 2012 and 2011. The effective tax rates for the periods presented exceeded the U.S. statutory rate of 35% due to state and local tax expense, partially offset by permanent benefit differences. The provision for income taxes for periods prior to the Spinoff has been computed as if we were a stand-alone company.

We are continuously undergoing examination of our income tax returns, which have been completed through the 2007 and 2003 tax years for our U.S. federal and state income tax returns, respectively. We had $22 million of unrecognized benefits as of March 31, 2012. Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to our operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil. See Note 18.

10. Inventories

	December 31,	December 31,
	March 31,	December 31,
(In millions)	2012	2011
Crude oil and refinery feedstocks	$1,253	$1,339
Refined products	1,853	1,725
Merchandise	65	65
Supplies and sundry items	181	191

Total (at cost)	$3,352	$3,320

Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. There were no liquidations of LIFO inventories for the three months ended March 31, 2012. Cost of revenues decreased and income from operations increased by less than $1 million for the three months ended March 31, 2011 as a result of liquidations of LIFO inventories.

11. Property, Plant and Equipment

	December 31,	December 31,
	March 31,	December 31,
(In millions)	2012	2011
Refining & Marketing	$14,411	$14,221
Speedway	1,893	1,887
Pipeline Transportation	1,625	1,593
Corporate and Other	380	372

Total	18,309	18,073
Less accumulated depreciation	6,063	5,845

Net property, plant and equipment	$12,246	$12,228

12. Fair Value Measurements

Fair Values—Recurring

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 by fair value hierarchy level.

	March 31, 2012
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$149	$1	$—	$26	$176
Other assets	2	—	—	—	2

Total assets at fair value	$151	$1	$—	$26	$178

Commodity derivative instruments, liabilities	$(92)	$(4)	$—	$—	$(96)

	December 31, 2011
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$26	$1	$—	$107	$134
Interest rate derivative instruments, assets	—	19	—	—	19
Other assets	2	—	—	—	2

Total assets at fair value	$28	$20	$—	$107	$155

Commodity derivative instruments, liabilities	$(45)	$(1)	$—	$—	$(46)

Commodity derivatives in Level 1 are exchange-traded contracts for crude oil and refined products measured at fair value with a market approach using the close-of-day settlement prices for the market. Collateral deposits in broker accounts covered by master netting agreements related to Level 1 commodity derivatives are classified as Level 1 in the fair value hierarchy.

Commodity derivatives in Level 2 are measured at fair value with a market approach using monthly average close-of-day settlement prices for the market. Interest rate swap derivatives in Level 2 were measured at fair value using prices from Bloomberg L.P. and validated using market value information provided by the counterparties to the transactions.

The following is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	00000000	00000000
	Three Months Ended March 31,
(In millions)	2012	2011
Beginning balance	$—	$2,402
Total realized and unrealized losses included in net income	—	(1)
Purchases of PFD Preferred Stock(a)	—	3,354
Redemptions of PFD Preferred Stock(a)	—	(2,993)
Settlements of derivative instruments	—	2

Ending balance	$—	$2,764

(a)

For information on PFD Preferred Stock, see Note 3. The fair value of our PFD Preferred Stock investment was measured using an income approach since the securities were not publicly traded; therefore, they were classified as Level 3 in the fair value hierarchy.

Net income for the three months ended March 31, 2012 and 2011 included unrealized losses of less than $1 million and $1 million, respectively, related to Level 3 derivative instruments held on those dates. See Note 13 for the income statement impacts of our derivative instruments.

Fair Values—Nonrecurring

The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	0000000	0000000
	Three Months Ended March 31, 2012
(In millions)	Fair Value	Impairment
Other noncurrent assets	$—	$14

As a result of changing market conditions and declining throughput volumes, we impaired our Refining & Marketing segment’s prepaid tariff with Centennial by $14 million during the three months ended March 31, 2012. The fair value measurement of the prepaid tariff was based on the income approach utilizing the probability of shipping sufficient volumes on Centennial’s pipeline over the remaining life of the throughput and deficiency credits, which expire on March 31, 2014 if not utilized. This measurement is classified as Level 3.

Fair Values—Reported

The following table summarizes financial instruments on the basis of their nature, characteristics and risk at March 31, 2012 and December 31, 2011, excluding the derivative financial instruments reported above.

	March 31, 2012		December 31, 2011
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$251	$93	$289	$93
Other	29	29	31	30

Total financial assets	$280	$122	$320	$123

Financial liabilities:
Long-term debt(a)	$3,238	$3,010	$3,203	$3,008
Deferred credits and other liabilities	22	22	21	21

Total financial liabilities	$3,260	$3,032	$3,224	$3,029

(a)	Excludes capital leases

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

Fair values of our financial assets included in investments and other financial assets and of our financial liabilities included in deferred credits and other liabilities are measured using an income approach and most inputs are internally generated, which results in a Level 3 classification. Estimated future cash flows are discounted using a rate deemed appropriate to obtain the fair value. Other financial assets primarily consist of environmental remediation receivables. Deferred credits and other liabilities primarily consist of insurance liabilities and environmental remediation liabilities.

Fair value of long-term debt is measured using a market approach, based upon the average of quotes from major financial institutions and a third-party service for our debt. Because these quotes cannot be independently verified to the market, they are considered Level 3 inputs.

13. Derivatives

For further information regarding the fair value measurement of derivative instruments, see Note 12. We do not designate any of our commodity derivative instruments as hedges for accounting purposes. Our interest rate derivative instruments were designated as fair value hedges.

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$149	$92	Other current assets
Commodity derivatives	1	4	Other current liabilities

	December 31, 2011
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$26	$45	Other current assets
Interest rate derivatives	19	—	Other noncurrent assets
Commodity derivatives	1	1	Other current liabilities

Derivatives Designated as Fair Value Hedges

During the three months ended March 31, 2012, we terminated interest rate swap agreements with a notional amount of $500 million that had been entered into as fair value hedges on our 3.50 percent senior notes due in March 2016. There was a $20 million gain on the termination of the transactions, which has been accounted for as an adjustment to our long-term debt balance. The gain will be amortized over the remaining four-year life of the 3.50 percent senior notes, which will reduce our interest expense. The interest rate swaps had no hedge ineffectiveness.

The following table summarizes the pretax effect of derivative instruments designated as hedges of fair value in our consolidated statements of income:

		Gain (Loss)
		Three Months Ended March 31,
(In millions)	Income Statement Location	2012	2011
Derivative
Interest rate	Net interest and other financial income (costs)	$1	$(1)
Hedged Item
Long-term debt	Net interest and other financial income (costs)	$(1)	$1

Derivatives not Designated as Hedges

Derivatives that are not designated as hedges may include commodity derivatives used to manage price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil and (4) the acquisition of ethanol for blending with refined products.

The table below summarizes open commodity derivative contracts as of March 31, 2012:

		Total Barrels
	Position	(In thousands)
Crude oil(a)
Exchange-traded	Long	23,577
Exchange-traded	Short	(38,456)

Refined Products(b)
Exchange-traded	Long	2,878
Exchange-traded	Short	(3,539)

(a)	99.2 percent of these contracts expire in the second quarter of 2012.
(b)	100 percent of these contracts expire in the second quarter of 2012.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	xxxxx	xxxxx
	Gain (Loss)
(In millions)	Three Months Ended March 31,
Income Statement Location	2012	2011
Sales and other operating revenues	$(6)	$(15)
Cost of revenues	(47)	(43)
Other income	—	1

Total	$(53)	$(57)

14. Debt

Our outstanding borrowings at March 31, 2012 and December 31, 2011 consisted of the following:

	December 31,	December 31,
	March 31,	December 31,
(In millions)	2012	2011
Marathon Petroleum Corporation:
Revolving credit agreement due 2015	$—	$—
3.500% senior notes due March 1, 2016	750	750
5.125% senior notes due March 1, 2021	1,000	1,000
6.500% senior notes due March 1, 2041	1,250	1,250
Consolidated subsidiaries:
Capital lease obligations due 2012-2027(a)	311	299
Trade receivables securitization facility due 2014	—	—

Total	3,311	3,299
Unamortized discount	(10)	(11)
Fair value adjustments(b)	20	19
Amounts due within one year	(17)	(15)

Total long-term debt due after one year	$3,304	$3,292

(a)

These obligations as of March 31, 2012 include $110 million related to assets under construction at that date for which a capital lease will commence upon completion of construction. The amounts currently reported are based upon the percent of construction completed as of March 31, 2012 and therefore do not reflect future lease obligations of $164 million related to the assets.

(b)	See Notes 12 and 13 for information on interest rate swaps.

There were no borrowings or letters of credit outstanding under the revolving credit agreement or the trade receivable securitization facility at March 31, 2012.

15. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2012	2011
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$48	$—
Income taxes paid to taxing authorities(a)	19	—
Non-cash investing and financing activities:
Capital lease obligations increase	$14	$9

(a)	U.S. federal and most state income taxes, if incurred, were paid by Marathon Oil for periods prior to the Spinoff.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2012	2011
Additions to property, plant and equipment	$309	$243
Decrease in capital accruals	(76)	(43)

Total capital expenditures	$233	$200

The following is a reconciliation of contributions from (distributions to) Marathon Oil:

	Three Months Ended March 31,
(In millions)	2012	2011
Contributions from Marathon Oil per consolidated statements of cash flows	$—	$287
Non-cash distributions to Marathon Oil	—	(36)

Contributions from Marathon Oil per consolidated statements of stockholders’ equity / net investment	$—	$251

16. Defined Benefit Pension and Other Postretirement Plans

The following summarizes the components of net periodic benefit cost:

	00000	00000	00000	00000
	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$17	$18	$5	$5
Interest cost	27	27	7	7
Expected return on plan assets	(26)	(24)	—	—
Amortization – prior service cost	2	2	—	—
– actuarial loss	24	18	—	—

Net periodic benefit cost	$44	$41	$12	$12

During the three months ended March 31, 2012, we made no contributions to our funded pension plans. We expect to make funding contributions of approximately $120 million to our funded pension plans over the remainder of 2012. We may make additional contributions to our pension plans depending upon the anticipated funding status and plan asset performance. Current benefit payments related to unfunded pension and other postretirement benefit plans were $1 million and $3 million, respectively, during the three months ended March 31, 2012.

17. Stock-Based Compensation Plans

Stock Option Awards

The following table presents a summary of stock option award activity for the three months ended March 31, 2012:

	Number	Weighted Average
	of Shares(a)	Exercise Price
Outstanding at December 31, 2011	9,372,370	$33.08
Granted	575,830	41.57
Exercised	(1,470,571)	21.79
Forfeited, canceled or expired	(37,879)	39.19

Outstanding at March 31, 2012	8,439,750	35.60

(a)	Includes an immaterial number of stock appreciation rights.

The grant date fair value of stock option awards granted was $14.28 per share for the three months ended March 31, 2012. The fair value of stock options granted to our employees is estimated on the date of grant using the Black Scholes option-pricing model, which employs various assumptions. The assumption for expected volatility of our stock price was updated for the three months ended March 31, 2012 to reflect a weighting of 25 percent of MPC’s common stock implied volatility and 75 percent of the historical volatility for a selected group of peer companies.

Restricted Stock Awards

The following table presents a summary of restricted stock award activity for the three months ended March 31, 2012:

	Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Units	Fair Value
Outstanding at December 31, 2011	348,691	$34.36	319,944	$29.43
Granted	104,219	41.55	11,607	35.09
RS’s Vested/RSU’s Issued	(56,508)	20.91	—	—
Forfeited	(15)	34.40	—	—

Outstanding at March 31, 2012	396,387	38.17	331,551	29.63

Performance Unit Awards

During the three months ended March 31, 2012, we granted performance unit awards to certain officer employees. These awards will have a per unit payout determined based on the total shareholder return of MPC common stock compared to the total shareholder return of a selected combination of peer companies and index fund shareholder return over an average of four periods during the 36 month requisite service period. These performance units are designed to pay out 75 percent in cash and 25 percent in MPC common stock. The performance units paying out in cash are accounted for as liability awards and are recorded at fair value. The performance units settling in shares are accounted for as equity awards and have a grant date fair value of $1.09, as calculated using a Monte Carlo valuation model. The following table presents a summary of the activity for performance unit awards to be settled in shares for the three months ended March 31, 2012:

Number of Units
Outstanding at December 31, 2011	—
Granted	2,040,000
Settled	—
Canceled	—

Outstanding at March 31, 2012	2,040,000

18. Commitments & Contingencies

We are the subject of, or a party to, a number of pending or threatened legal proceedings, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material.

Environmental matters—We are subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites and certain other locations including presently or formerly owned or operated retail marketing sites. Penalties may be imposed for noncompliance.

At March 31, 2012 and December 31, 2011, accrued liabilities for remediation totaled $117 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $49 million and $51 million at March 31, 2012 and December 31, 2011, respectively.

We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Lawsuits—In May 2007, the Kentucky attorney general filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleges that we overcharged customers by $89 million during September and October 2005. The complaint seeks disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. We are vigorously defending this litigation. If the lawsuit is resolved unfavorably, it could materially impact our consolidated results of operations, financial position or cash flows. We believe that this is the first lawsuit for damages and injunctive relief under the Kentucky emergency pricing laws to progress this far and it contains many novel issues. In May 2011, the Kentucky attorney general amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky governor on April 26, 2011 and which have since expired. The court denied the attorney general’s request for immediate injunctive relief, and the remainder of the 2011 claims likely will be resolved along with those dating from 2005. Management does not believe the ultimate resolution of this litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are a defendant in a number of other lawsuits and proceedings arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the resolution of these other lawsuits and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Guarantees—We have provided certain guarantees, direct and indirect, of the indebtedness of other companies. Under the terms of most of these guarantee arrangements, we would be required to perform should the guaranteed party fail to fulfill its obligations under the specified arrangements. In addition to these financial guarantees, we also have various performance guarantees related to specific agreements.

Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC. Both LOOP and LOCAP LLC have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of March 31, 2012.

We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $50 million as of March 31, 2012.

We hold an interest in a ethanol production facility through our investment in TAME, and have guaranteed the repayment of TAME’s tax exempt bond financing through our participation as a lender in the credit agreement under which a letter of credit has been issued to secure repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at March 31, 2012.

Marathon Oil indemnifications—In conjunction with the Spinoff, we have entered into indemnities and guarantees to Marathon Oil with recorded values of $23 million as of March 31, 2012, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the RM&T business operations prior to the Spinoff which are not already reflected in the unrecognized tax benefits described in Note 9, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect the Spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $108 million as of March 31, 2012, which consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, an indemnity to the co-lenders associated with an equity method investee’s credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.

General guarantees associated with dispositions—Over the years, we have sold various assets in the normal course of our business. Certain of the related agreements contain performance and general guarantees, including guarantees regarding inaccuracies in representations, warranties, covenants and agreements, and environmental and general indemnifications that require us to perform upon the occurrence of a triggering event or condition. These guarantees and indemnifications are part of the normal course of selling assets. We are typically not able to calculate the maximum potential amount of future payments that could be made under such contractual provisions because of the variability inherent in the guarantees and indemnities. Most often, the nature of the guarantees and indemnities is such that there is no appropriate method for quantifying the exposure because the underlying triggering event has little or no past experience upon which a reasonable prediction of the outcome can be based.

Contractual commitments—At March 31, 2012, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $510 million.

19. Subsequent Event

On February 9, 2012, we announced that Speedway had signed an agreement in which it will acquire 88 convenience stores situated throughout Indiana and Ohio from GasAmerica Services, Inc. (“GasAmerica”), plus several parcels of undeveloped real estate for future development. The GasAmerica transaction is anticipated to close by the end of the second quarter of 2012, subject to receipt of regulatory approvals, customary due diligence and satisfaction of other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should” or “would” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Prior to the Spinoff on June 30, 2011, our results of operations and cash flows consisted of the RM&T Business, which represented a combined reporting entity. Subsequent to the Spinoff, our results of operations and cash flows consist of consolidated MPC activities. All significant intercompany transactions and accounts have been eliminated. The consolidated statements of income for periods prior to the Spinoff include expense allocations for certain corporate functions historically performed by Marathon Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Those allocations were based primarily on specific identification, headcount or computer utilization. Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from Marathon Oil, are reasonable. However, the consolidated financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone company during those periods presented prior to the Spinoff and may not reflect our consolidated results of operations and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the Spinoff, we are performing these functions using internal resources or services provided by third parties, certain of which are being provided by Marathon Oil during a transition period pursuant to a transition services agreement.

Corporate Overview

We are an independent petroleum refining, marketing and transportation company. We currently own and operate six refineries, all located in the United States, with an aggregate crude oil refining capacity of approximately 1.2 million barrels per calendar day. Our refineries supply refined products to resellers and consumers within our market areas, including the Midwest, Gulf Coast and Southeast regions of the United States. We distribute refined products to our customers through one of the largest private domestic fleets of inland petroleum product barges, one of the largest terminal operations in the United States, and a combination of MPC-owned and third-party-owned trucking and rail assets. We currently own, lease or have ownership interests in approximately 8,300 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas. We are one of the largest petroleum pipeline companies in the United States on the basis of total volumes delivered.

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

We reported net income of $596 million, or $1.70 per diluted share, for the first quarter of 2012 compared to net income of $529 million, or $1.48 per diluted share, for the first quarter of 2011. The increase was primarily due to our Refining & Marketing segment, which generated income from operations of $943 million in the first quarter of 2012 compared to $802 million in the first quarter of 2011. The increase in Refining & Marketing segment income from operations was due to an improved Refining & Marketing gross margin, which was primarily a result of larger U.S. Gulf Coast (“USGC”) Light Louisiana Sweet crude oil (“LLS”) 6-3-2-1 crack spreads and wider differentials between West Texas Intermediate crude oil (“WTI”) and other light sweet crudes such as LLS.

The Detroit refinery heavy oil upgrading and expansion project continues to be a significant portion of our 2012 capital spending. As of March 31, 2012, the project was approximately 92 percent complete and on budget and on schedule to complete construction in the third quarter of 2012. Immediately following the completion of construction, there will be a 70-day turnaround with the expanded Detroit refinery anticipated to be online by year end.

Our Speedway segment generated income from operations of $50 million in the first quarter of 2012 compared to income from operations of $33 million in the first quarter of 2011. The higher income from operations was primarily due to an increase in our merchandise gross margin.

On February 9, 2012, we announced that Speedway had signed an agreement in which it will acquire 88 convenience stores situated throughout Indiana and Ohio from GasAmerica. The GasAmerica transaction is anticipated to close by the end of the second quarter of 2012, subject to receipt of regulatory approvals, customary due diligence and satisfaction of other customary closing conditions.

Our Pipeline Transportation segment generated income from operations of $42 million in the first quarter of 2012 compared to income from operations of $51 million in the first quarter of 2011. The decrease primarily reflects a reduction in income from pipeline affiliates due to reduced shipment volumes.

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. On February 3, 2012, we entered into an $850 million ASR program with a major financial institution as part of this authorization. Under the ASR program, we received 17,581,344 shares of MPC common stock during the three months ended March 31, 2012. Any remaining shares will be delivered to us upon the termination of the ASR program, which we expect to occur no later than the middle of the third quarter of 2012. After the effects of our ASR program, $1.15 billion of the total authorized amount is available for share repurchase at March 31, 2012.

On February 1, 2012, we announced that we are evaluating strategic alternatives with respect to certain of our midstream assets, including, but not limited to, the possible formation and initial public offering of a master limited partnership (“MLP”). On May 1, 2012, we announced that our board of directors has authorized and directed its evaluation team to further explore the formation and initial public offering of an MLP and to prepare a registration statement.

If an initial offering of an MLP is pursued, the issuer would be a wholly-owned subsidiary, MPLX LP. MPC would contribute a portion of its midstream assets and sell a minority interest in the MLP in an initial public offering. The potential MLP would support MPC’s strategy to grow its midstream business, initially through a contribution of an interest in certain onshore common-carrier pipeline assets located in the Midwest and Gulf Coast regions of the U.S. If pursued, MPC would expect to file a registration statement relating to the common units to be sold in a potential initial public offering with the Securities and Exchange Commission during the third quarter of 2012, subject to final MPC board approval and prevailing market conditions.

The collective bargaining agreement for the hourly workers at our Catlettsburg refinery expired in January 2012. The agreement was temporarily extended while negotiations continued on a new collective bargaining agreement. We have been unable to reach agreement with the union, and having reached impasse in the negotiations, we implemented the final offer presented to the union. While no work stoppage has occurred, we have an increased risk of a temporary work stoppage at this location until such time as a new contract is ratified.

The above discussion includes forward-looking statements with respect to the Detroit refinery heavy oil upgrading and expansion project, the share repurchase plan, the midstream asset evaluation and labor relations at the Catlettsburg refinery. Factors that could affect the Detroit refinery heavy oil upgrading and expansion project include, but are not limited to, transportation logistics, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third-party approvals, other risks customarily associated with construction projects. Factors that could affect the share repurchase plan and its timing include, but are not limited to, business conditions, availability of liquidity, and the market price of our common stock. Factors that could affect the midstream asset evaluation and the outcome of such evaluation include, but are not limited to, risks relating to securities markets generally, the impact of adverse market conditions affecting our midstream business, adverse changes in laws including with respect to tax and regulatory matters and other risks. Factors that could affect labor relations at the Catlettsburg refinery include, but are not limited to, risks related to labor matters generally and our ability to obtain a signed agreement with the union. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

Overview of Segments

Refining & Marketing

Refining & Marketing segment income from operations depends largely on our Refining & Marketing gross margin and refinery throughputs.

Our Refining & Marketing gross margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries, the costs of purchased products and manufacturing expenses, including depreciation and amortization. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same relationship as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Midwest (Chicago) and USGC crack spreads that we believe most closely track our operations and slate of products. LLS prices and a 6-3-2-1 ratio of products (6 barrels of LLS crude oil producing 3 barrels of unleaded regular gasoline, 2 barrels of ultra-low sulfur diesel and 1 barrel of 3 percent sulfur residual fuel) are used for these crack spread calculations.

Our refineries can process significant amounts of sour crude oil, which typically can be purchased at a discount to sweet crude oil. The amount of this discount, the sweet/sour differential, can vary significantly, causing our Refining & Marketing gross margin to differ from crack spreads based on sweet crude oil. In general, a larger sweet/sour differential will enhance our Refining & Marketing gross margin.

Historically, WTI has traded at prices similar to LLS. In the first quarter of 2012 and 2011, WTI traded at prices significantly less than LLS, which favorably impacted our Refining & Marketing gross margin.

The following table provides sensitivities showing the estimated change in annual net income due to potential changes in market conditions:

(In millions, after-tax)
LLS 6-3-2-1 crack spread sensitivity (a) (per $1.00/barrel change)	$300
Sweet/sour differential sensitivity (b) (per $1.00/barrel change)	150
LLS-WTI spread sensitivity (c) (per $1.00/barrel change)	65

(a)	Weighted 52% Chicago and 48% USGC LLS 6-3-2-1 crack spreads and assumes all other differentials and pricing relationships remain unchanged.
(b)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
(c)	Assumes 25% of crude oil throughput volumes are WTI-based domestic crude oil.

In addition to the market changes indicated by the crack spreads, the sweet/sour differential and the discount of WTI to LLS, our Refining & Marketing gross margin is impacted by factors such as:

•	the types of crude oil and other charge and blendstocks processed;

•	the selling prices realized for refined products;

•	the impact of commodity derivative instruments used to manage price risk;

•	the cost of products purchased for resale; and

•	changes in manufacturing costs, which include depreciation and amortization.

Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. We had significant planned turnaround and major maintenance activities at our Garyville refinery during the first quarter of 2012. During the first quarter of 2011, significant planned turnaround and major maintenance activities occurred at our Canton refinery and were completed in April 2011.

Speedway

Our retail marketing gross margin for gasoline and distillates, which is the price paid by consumers less the cost of refined products, including transportation and consumer excise taxes, and the cost of bankcard processing fees, impacts the Speedway segment profitability. Numerous factors impact gasoline and distillates demand throughout the year, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. Market demand increases for gasoline and distillates generally increase the product margin we can realize. The gross margin on merchandise sold at convenience stores historically has been less volatile.

Pipeline Transportation

The profitability of our pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. A majority of the crude oil and refined product shipments on our common-carrier pipelines serve our Refining & Marketing segment. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines. In most of our markets, demand for gasoline and distillates peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.

Results of Operations

Consolidated Results of Operations

	Three Months Ended March 31,
(In millions)	2012	2011	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$20,264	$17,819	$2,445
Sales to related parties	1	23	(22)
Income from equity method investments	2	9	(7)
Net gain on disposal of assets	2	1	1
Other income	6	19	(13)

Total revenues and other income	20,275	17,871	2,404

Costs and expenses:
Cost of revenues (excludes items below)	17,309	14,557	2,752
Purchases from related parties	63	785	(722)
Consumer excise taxes	1,380	1,209	171
Depreciation and amortization	230	216	14
Selling, general and administrative expenses	263	217	46
Other taxes	74	68	6

Total costs and expenses	19,319	17,052	2,267

Income from operations	956	819	137
Related party net interest and other financial income	—	17	(17)
Net interest and other financial income (costs)	(22)	(14)	(8)

Income before income taxes	934	822	112

Provision for income taxes	338	293	45

Net income	$596	$529	$67

Consolidated net income was $67 million higher in the first quarter of 2012 compared to the first quarter of 2011, primarily due to a higher Refining & Marketing gross margin, which increased to $8.36 per barrel in the first quarter of 2012 from $6.73 per barrel in the first quarter of 2011.

Total revenues and other income increased $2.40 billion in the first quarter of 2012 compared to the first quarter of 2011, primarily due to higher refined product selling prices.

Income from equity method investments decreased $7 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to a $5 million decrease in income from our investment in LOOP and a $2 million increase in losses from our investment in Centennial. Both experienced reductions in shipment volumes in the first quarter of 2012 compared to the first quarter of 2011. At March 31, 2012, Centennial was not shipping product; therefore, we continued to evaluate the carrying value of our equity investment in Centennial and concluded that no impairment was required.

Other income decreased $13 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to a decrease in income from transition services provided to the buyer of the Minnesota Assets, a decrease in Renewable Identification Numbers (“RINs”) sales and a decrease in dividends from our investment in a pipeline company.

Cost of revenues increased $2.75 billion in the first quarter of 2012 compared to the first quarter of 2011. The increase was primarily due to higher acquisition costs of crude oil in the Refining & Marketing segment, which resulted from higher market prices and increased volumes associated with purchases from Marathon Oil not being classified as related party in periods subsequent to the Spinoff. Crude oil acquisition prices were up 12 percent and crude oil volumes were up 13 percent.

Purchases from related parties decreased $722 million in the first quarter of 2012 compared to the first quarter of 2011. The decrease was primarily due to purchases of crude oil from Marathon Oil after the Spinoff not being classified as related party transactions.

Selling, general and administrative expenses increased $46 million in the first quarter of 2012 compared to the first quarter of 2011. Employee compensation and benefits expenses comprised $28 million of the increase, which is partially due to an increase in the number of administrative employees associated with being a stand-alone public company, higher incentive compensation expenses and increased pension and postretirement benefit costs. Contract services expenses increased $24 million due to higher information technology costs associated with being a separate stand-alone company and higher refinery-related contract services.

Related party net interest and other financial income decreased $17 million in the first quarter of 2012 compared to the first quarter of 2011 due to our short-term investments in PFD Preferred Stock being redeemed prior to the Spinoff. See Note 3 to the unaudited consolidated financial statements for further discussion of our investment in PFD Preferred Stock.

Net interest and other financial costs increased $8 million in the first quarter of 2012 compared to the first quarter of 2011, primarily reflecting increased interest expense associated with the $3.0 billion of long-term debt we issued in February 2011. We capitalized third-party interest of $30 million in the first quarter of 2012 compared to $20 million in the first quarter of 2011. The capitalized interest is primarily associated with the Detroit refinery heavy oil upgrading and expansion project. See Note 14 to the unaudited consolidated financial statements for further details relating to our debt.

Provision for income taxes increased $45 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to the $112 million increase in income before income taxes. The effective income tax rate was 36 percent in the first quarter of 2012 and 2011. The provision for income taxes for the first quarter of 2011, which was prior to the Spinoff, was computed as if we were a stand-alone company. See Note 9 to the unaudited consolidated financial statements for further details.

Segment Results

Revenues are summarized by segment in the following table:

	Three Months Ended March 31,
(In millions)	2012	2011
Refining & Marketing	$18,923	$16,605
Speedway	3,285	2,985
Pipeline Transportation	99	93

Segment revenues	22,307	19,683
Elimination of intersegment revenues	(2,042)	(1,841)

Total revenues	$20,265	$17,842

Items included in both revenues and costs:
Consumer excise taxes	$1,380	$1,209

Refining & Marketing segment revenues increased $2.32 billion in the first quarter of 2012 compared to the first quarter of 2011, primarily due to increased refined product selling prices. Our average refined product selling prices were $3.07 per gallon in first quarter of 2012 compared to $2.75 per gallon in the first quarter of 2011. The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended March 31,
(Dollars per gallon)	2012	2011
Chicago spot unleaded regular gasoline	$2.88	$2.57
Chicago spot ultra-low sulfur diesel	2.96	2.80
USGC spot unleaded regular gasoline	2.98	2.60
USGC spot ultra-low sulfur diesel	3.16	2.84

Refining & Marketing intersegment sales to our Speedway segment were $1.96 billion in the first quarter of 2012 compared to $1.76 billion in the first quarter of 2011. Intersegment refined product sales volumes were 608 million gallons in the first quarter of 2012 compared to 614 million gallons in the first quarter of 2011, with the decreased volumes primarily due to higher refined product selling prices.

Speedway segment revenues increased $300 million in the first quarter of 2012 compared to the first quarter of 2011, mainly due to higher gasoline and distillates selling prices, which averaged $3.51 per gallon in the first quarter of 2012 compared to $3.20 per gallon in the first quarter of 2011.

Income before income taxes and income from operations by segment are summarized in the following table:

	Three Months Ended March 31,
(In millions)	2012	2011
Income from operations by segment:
Refining & Marketing	$943	$802
Speedway	50	33
Pipeline Transportation	42	51
Items not allocated to segments (a)	(79)	(67)

Income from operations	956	819
Net interest and other financial income (costs) (b)	(22)	3

Income before income taxes	$934	$822

(a)

Items not allocated to segments consists primarily of MPC’s corporate administrative expenses, including allocations from Marathon Oil for the three months ended March 31, 2011, and costs related to certain non-operating assets.

(b)	Includes related party net interest and other financial income.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended March 31,
(Dollars per barrel)	2012	2011
Chicago LLS 6-3-2-1 (a) (b)	$0.33	$0.16
USGC LLS 6-3-2-1 (a)	5.25	1.32
Blended 6-3-2-1 (c)	2.69	0.71
LLS	119.66	107.66
WTI	103.03	94.60
LLS—WTI differential	16.63	13.06
Sweet/Sour differential (a) (d)	13.70	12.40

(a)	All spreads and differentials are measured against prompt LLS.
(b)	Calculation utilizes USGC 3% Bunker value as a proxy for Chicago residual fuel price.
(c)	Blended Chicago/USGC crack spread is 52%/48% in 2012 and 53%/47% in 2011 based on MP C’s refining capacity by region in each period.
(d)	LLS (prompt)—[delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

Refining & Marketing segment income from operations increased $141 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to a higher Refining & Marketing gross margin per barrel, which averaged $8.36 per barrel in the first quarter of 2012 compared to $6.73 per barrel in the first quarter of 2011. Our realized Refining & Marketing gross margin for the first quarter of 2012 improved from the first quarter of 2011 primarily due to larger USGC LLS 6-3-2-1 crack spreads and wider differentials between WTI and other light sweet crudes such as LLS. The USGC LLS 6-3-2-1 crack spread increased $3.93 per barrel and we estimate this had a $229 million positive impact on our Refining & Marketing gross margin. The discount of WTI to LLS increased $3.57 per barrel as a result of logistical constraints in the U.S. mid-continent markets which prevented the price of WTI from rising with the prices of crudes produced in other regions. We estimate this had a $198 million positive impact on our Refining & Marketing gross margin. These positive impacts were partially offset by a reduced contango market structure and other incremental crude acquisition costs. Within our refining system, sour crude accounted for 47 percent and 54 percent of our crude oil processed in the first quarter of 2012 and 2011, respectively.

Our crude oil capacity utilization was lower in the first quarter of 2012 compared to the first quarter of 2011. However, our total refinery throughputs of 1,320 thousand barrels per day (“mbpd”) in the first quarter of 2012 was relatively unchanged from the 1,321 mbpd in the first quarter of 2011. Crude oil refined increased 3 percent in the first quarter of 2012 compared to the first quarter of 2011, while other charge and blendstock throughputs decreased 16 percent over the same period.

The following table includes certain key operating statistics for the Refining & Marketing segment:

	Three Months Ended March 31,
	2012	2011
Refining & Marketing gross margin (dollars per barrel) (a)	$8.36	$6.73
Direct operating costs in Refining & Marketing gross margin (dollars per barrel): (b)
Planned turnaround and major maintenance	$1.05	$1.24
Depreciation and amortization	1.38	1.32
Other manufacturing (c)	3.16	3.54

Total	$5.59	$6.10

Refined products sales volumes (thousands of barrels per day) (d)	1,532	1,541

(a)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined product sales volumes.

(b)	Per barrel of total refinery throughputs.
(c)	Includes utilities, labor, routine maintenance and other operating costs.
(d)	Includes intersegment sales.

Speedway segment income from operations increased $17 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to an increased merchandise gross margin, which was $179 million in the first quarter of 2012 compared to $158 million in the first quarter of 2011. The change in the merchandise gross margin was primarily due to increased sales of higher margin foodservice and other beverage items, in part associated with the unseasonable warm weather throughout the Midwest, and the May 2011 acquisition of 23 convenience stores.

Speedway’s gasoline and distillates gross margin per gallon averaged 10.96 cents in the first quarter of 2012, compared with 10.64 cents in the first quarter of 2011. Same-store gasoline sales volume decreased 1.1 percent in the first quarter of 2012 compared to the first quarter of 2011. The primary factor affecting lower same store gasoline sales volume was the higher average retail price of gasoline.

Pipeline Transportation segment income from operations decreased $9 million in the first quarter of 2012 compared to the first quarter of 2011. The decrease primarily reflects a reduction in income from pipeline affiliates due to reduced shipment volumes. Refined product trunk line volumes decreased 6 percent in the first quarter of 2012 compared to the first quarter of 2011, while crude oil trunk line volumes decreased 5 percent in the same period.

Corporate and other unallocated expenses increased $12 million in the first quarter of 2012 compared to the first quarter of 2011 due to higher employee benefits, incentive compensation and information technology expenses, which is partially the result of additional costs associated with being a stand-alone company.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents balance was $2.21 billion at March 31, 2012 compared to $3.08 billion at December 31, 2011. The change in cash and cash equivalents was due to the factors discussed below.

Net cash provided by operating activities totaled $347 million in the first quarter of 2012, compared to $915 million in the first quarter of 2011. The $568 million decrease was primarily due to changes in working capital, partially offset by lower income tax payments. Changes in working capital were a net $761 million use of cash in the first quarter of 2012 compared to a net $137 million source of cash in the first quarter of 2011. The $761 million use of cash in the first quarter of 2012 was primarily due to an increase in accounts receivable caused by higher refined product prices as well as lower crude oil payable volumes as a result of changes in crude supply. The $137 million source of cash in the first quarter of 2011 was primarily due to the impact of increased crude oil prices on accounts payable and decreased refined product and crude oil inventory volumes, partially offset by the impact of increased refined product prices on accounts receivable.

Net cash used in investing activities totaled $311 million in the first quarter of 2012, compared to $484 million in the first quarter of 2011. The $173 million decrease was primarily due to net purchases of related party debt securities in 2011, partially offset by decreased asset disposals.

Net investments in related party debt securities was a use of cash of $361 million in the first quarter of 2011. All such activity reflected the net cash flow from redemptions and purchases of PFD Preferred Stock. Prior to the Spinoff, all investments in PFD Preferred Stock were redeemed, and the agreement with PFD was terminated. See Note 3 to the unaudited consolidated financial statements for further discussion of our investments in PFD Preferred Stock.

Disposal of assets totaled $2 million in the first quarter of 2012 and $125 million in the first quarter of 2011. The $125 million of cash from asset disposals in the first quarter of 2011 primarily included the collection of a receivable associated with the December 2010 sale of our Minnesota Assets.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following table reconciles additions to property, plant and equipment to reported total capital expenditures and investments:

	Three Months Ended March 31,
(In millions)	2012	2011
Additions to property, plant and equipment	$309	$243
Decrease in capital accruals	(76)	(43)

Total capital expenditures	233	200
Investments in equity method investees	7	4

Total capital expenditures and investments	$240	$204

Capital expenditures and investments are summarized by segment below:

	Three Months Ended March 31,
(In millions)	2012	2011
Refining & Marketing	$153	$156
Speedway	11	5
Pipeline Transportation	38	14
Corporate and Other (a)	38	29

Total	$240	$204

(a)	Includes capitalized interest of $30 million and $29 million for the three months ended March 31, 2012 and 2011, respectively.

The Detroit refinery heavy oil upgrading and expansion project comprised 65 percent and 59 percent (excluding capitalized interest associated with this project) of our Refining & Marketing segment capital spending in the first quarter of 2012 and 2011, respectively.

Net cash used in financing activities totaled $910 million in the first quarter of 2012 and $330 million in the first quarter of 2011. The use of cash in the first quarter of 2012 was primarily due to the common stock repurchases under our ASR program and dividend payments. The use of cash in the first quarter of 2011 was primarily due to the net repayment of debt payable to Marathon Oil and its subsidiaries, partially offset by cash provided from the issuance of long-term debt and net contributions from Marathon Oil. These activities were undertaken to effect the Spinoff. See Note 14 to the unaudited consolidated financial statements for additional information on our long-term debt.

Net borrowings and repayments under our long-term debt payable to Marathon Oil and its subsidiaries was a use of cash of $3.57 billion in the first quarter of 2011. The agreements with Marathon Oil and its subsidiaries were terminated in 2011. See Note 3 to the unaudited consolidated financial statements for further discussion of these financing agreements.

Contributions from Marathon Oil totaled $287 million in the first quarter of 2011, primarily related to income taxes it incurred on our behalf.

Derivative Instruments

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources

As of March 31, 2012, our liquidity totaled $5.21 billion consisting of:

(In millions)	March 31, 2012
Cash and cash equivalents	$2,205
Revolving credit agreement	2,000
Trade receivables securitization facility	1,000

Total	$5,205

At March 31, 2012, we had no borrowings or letters of credit outstanding under our revolving credit agreement or our trade receivables securitization facility.

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

Our revolving credit agreement, as amended and effective July 1, 2011 (the “Credit Agreement”), contains covenants that we consider usual and customary for an agreement of this type, including a maximum ratio of Net Consolidated Indebtedness as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for each consecutive four fiscal quarter period of 3.0 to 1.0 and a minimum ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Credit Agreement) for each consecutive four fiscal quarter period of 3.5 to 1.0. As of March 31, 2012, we were in compliance with these debt covenants with a ratio of Net Consolidated Indebtedness to Consolidated EBITDA (as defined in the Credit Agreement) of 0.6 to 1.0 and a ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Credit Agreement) of 74.6 to 1.0.

As of March 31, 2012, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

Neither our Credit Agreement nor our trade receivables securitization facility contains credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt to below investment grade ratings would increase the applicable interest rates, yields and other fees payable under our Credit Agreement and trade receivables securitization facility. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables securitization facility.

Debt-to-Total-Capital Ratio

Our debt-to-total-capital ratio (total debt to total debt plus stockholders’ equity) was 26 percent at March 31, 2012 and December 31, 2011 as shown in the calculation below.

	December 31,	December 31,
(In millions)	March 31, 2012	December 31, 2011
Long-term debt due within one year	$17	$15
Long-term debt	3,304	3,292

Total debt	$3,321	$3,307

Calculation of debt-to-total-capital ratio:
Total debt	$3,321	$3,307
Plus stockholders’ equity	9,216	9,505

Total debt plus stockholders’ equity	$12,537	$12,812

Debt-to-total-capital ratio	26%	26%

Capital Requirements

We have a capital and investment budget of $1.42 billion, excluding capitalized interest, for 2012. Approximately 25% of the 2012 budget is for continuation of the Detroit refinery heavy oil upgrading and expansion project, which is expected to complete construction in the third quarter of 2012 with full integration into the refinery by year-end 2012. The budget also includes spending on other refining, transportation, logistics and marketing projects, spending for new construction and acquisitions to expand our Speedway segment, and amounts designated for corporate activities. There have been no material changes to our 2012 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2011 was filed. We continuously evaluate our capital and investment budget and make changes as conditions warrant.

As of March 31, 2012, we plan to make additional contributions of approximately $120 million to our funded pension plans in 2012.

On April 25, 2012, our board of directors approved a 25 cents per share dividend, payable June 11, 2012 to stockholders of record at the close of business on May 16, 2012.

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. We may utilize various methods to effect the repurchases, which could include open market purchases, negotiated block transactions, ASRs or open market solicitations for shares. On February 3, 2012, we entered into an $850 million ASR program with a major financial institution as part of this authorization. The total number of shares to be repurchased under the ASR will be based generally on the volume-weighted average price of MPC common stock during the repurchase period, subject to provisions that set a minimum and maximum number of shares. Under the ASR program, we received 17,581,344 shares of MPC common stock during the three months ended March 31, 2012. Any remaining shares will be delivered to us upon the termination of the ASR program, which we expect to occur no later than the middle of the third quarter of 2012. The ASR program is accounted for as treasury stock purchase transactions, reducing the weighted average number of basic and diluted common shares outstanding by the shares repurchased, and as a forward contracts indexed to our common stock. After the effects of our ASR program, $1.15 billion of the total authorized share repurchase plan amount was available for share repurchase at March 31, 2012. The timing of repurchases, if any, outside of the current ASR program will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

The above discussion includes forward-looking statements with respect to the share repurchase plan. Factors that could affect the share repurchase plan and its timing include, but are not limited to, business conditions, availability of liquidity, and the market price of our common stock.

Contractual Cash Obligations

As of March 31, 2012, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the three months ended March 31, 2012, contracts to acquire property, plant and equipment increased $163 million, consistent with our 2012 capital budget program. There were no other material changes to these obligations outside the ordinary course of business.

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

Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include, but are not limited to, our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital and investment spending. The forward-looking statements about our capital and investment budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include, but are not limited to, prices of and demand for crude oil and refinery feedstocks, natural gas and refined products, actions of competitors, delays in obtaining necessary third-party approvals, disruptions or interruptions of our refining operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations.

Transactions with Related Parties

Following completion of the Spinoff on June 30, 2011, Marathon Oil retained no ownership interest in us and is no longer a related party.

For the three months ended March 31, 2011, purchases of crude oil and natural gas from Marathon Oil accounted for five percent or less of the combined total of cost of revenues and purchases from related parties. Related party purchases of crude oil and natural gas from Marathon Oil were at market-based contract prices. The crude oil prices were based on indices that represented market value for time and place of delivery and that were also used in third-party contracts. The natural gas prices equaled the price at which Marathon Oil purchased the natural gas from third parties plus the cost of transportation.

We believe that transactions with related parties, other than certain transactions with Marathon Oil to effect the Spinoff and related to the provision of administrative services, were conducted under terms comparable to those with unrelated parties.

On May 25, 2011, we entered into a separation and distribution agreement and several other agreements with Marathon Oil to effect the Spinoff and to provide a framework for our relationship with Marathon Oil. Because the terms of our separation from Marathon Oil and these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

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

There have been no significant changes to our environmental matters and compliance costs during the three months ended March 31, 2012.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2012.

Accounting Standards Not Yet Adopted

In December 2011, the FASB issued an accounting standards update that requires disclosure of additional information related to recognized financial and derivative instruments that are offset or are not offset but are subject to an enforceable netting agreement. The purpose of the requirement is to help users evaluate the effect or potential effect of offsetting and related netting arrangements on an entity’s financial position. The update is to be applied retrospectively and is effective for annual periods that begin on or after January 1, 2013 and interim periods within those annual periods. Adoption of this update is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2011.

See Notes 12 and 13 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes. During the three months ended March 31, 2012, we terminated our interest rate swap agreements, which we had designated as fair value hedges.

Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2012 is provided in the following table.

	Incremental Change in IFO from a Hypothetical Price Increase of		Incremental Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of March 31, 2012
Crude	$(141)	$(348)	$158	$393
Refined products	3	10	3	7

We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.

We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2012 would cause future IFO effects to differ from those presented above.

Sensitivity analysis of the projected incremental effect of a hypothetical 100-basis-point shift in interest rates on financial assets and liabilities as of March 31, 2012 is provided in the following table.

(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities)(a)
Long-term debt(b)	(3,238	)(c)	318	(d)

(a)

Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	Excludes capital leases.
(c)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities
(d)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2012.

At March 31, 2012, our portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2012, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	$0000000	$0000000
	Three Months Ended March 31,
(In millions)	2012	2011
Income from Operations by segment
Refining & Marketing	$943	$802
Speedway	50	33
Pipeline Transportation	42	51
Items not allocated to segments	(79)	(67)

Income from operations	$956	$819

Capital Expenditures and Investments(a)
Refining & Marketing	$153	$156
Speedway	11	5
Pipeline Transportation	38	14
Corporate and Other(b)	38	29

Total	$240	$204

(a)	Capital expenditures include changes in capital accruals.
(b)	Includes capitalized interest of $30 million and $29 million for the three months ended March 31, 2012 and 2011, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
	2012	2011
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)	1,558	1,562
Refining & Marketing Operating Statistics
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,146	1,114
Other charge and blendstocks	174	207

Total	1,320	1,321

Crude Oil Capacity Utilization percent(b)	96	98
Refined Product Yields (thousands of barrels per day):
Gasoline	717	731
Distillates	397	408
Propane	25	24
Feedstocks and special products	130	116
Heavy fuel oil	15	21
Asphalt	54	49

Total	1,338	1,349

Refining & Marketing Refined Product Sales Volume (thousands of barrels per day)(c)	1,532	1,541
Refining & Marketing Gross Margin (dollars per barrel)(d)	$8.36	$6.73
Direct Operating Costs in Refining & Marketing Gross Margin (dollars per barrel):(e)
Planned turnaround and major maintenance	$1.05	$1.24
Depreciation and amortization	1.38	1.32
Other manufacturing(f)	3.16	3.54

Total	$5.59	$6.10

Speedway Operating Statistics
Convenience stores at period-end	1,370	1,353
Gasoline & distillates sales (millions of gallons)	706	693
Gasoline & distillates gross margin (dollars per gallon)(g)	$0.1096	$0.1064
Merchandise sales (in millions)	$695	$663
Merchandise gross margin (in millions)	$179	$158
Pipeline Transportation Operating Statistics
Pipeline Barrels Handled (thousands of barrels per day)(h):
Crude oil trunk lines	1,121	1,174
Refined products trunk lines	917	972

Total	2,038	2,146

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.
(b)	Based on calendar day capacity.
(c)	Includes intersegment sales.
(d)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined product sales volumes.

(e)	Per barrel of total refinery throughputs.
(f)	Includes utilities, labor, routine maintenance and other operating costs.
(g)

The price paid by consumers, less the cost of refined products, including transportation and consumer excise taxes, and the cost of bankcard processing fees, divided by gasoline and distillates sales volumes.

(h)	On owned common-carrier pipelines, excluding equity method investments.

Part II—Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. The ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.

Kentucky Emergency Pricing Litigation

In May 2007, the Kentucky attorney general filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleges that we overcharged customers by $89 million during September and October 2005. The complaint seeks disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. We are vigorously defending this litigation. If the lawsuit is resolved unfavorably, it could materially impact our consolidated results of operations, financial position or cash flows. We believe that this is the first lawsuit for damages and injunctive relief under the Kentucky emergency pricing laws to progress this far and it contains many novel issues. In May 2011, the Kentucky attorney general amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky governor on April 26, 2011 and which have since expired. The court denied the attorney general’s request for immediate injunctive relief, and the remainder of the 2011 claims likely will be resolved along with those dating from 2005. Management does not believe the ultimate resolution of this litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are a defendant in a number of other lawsuits and other proceedings arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the resolution of these other lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Environmental Proceedings

The following is a summary of certain environmental proceedings involving us that were pending or contemplated as of March 31, 2012 under federal and state environmental laws.

We engaged in discussions with the U.S. Environmental Protection Agency (“EPA”) to proactively enter into a consent decree regarding the operation of flares at our six refineries in order to minimize flare emissions. The resulting Flare Consent Decree was executed by MPC on February 24, 2012 and lodged in Federal District Court in Michigan on April 5, 2012. The Flare Consent Decree included a civil penalty of $460,000, as well as injunctive relief designed to ensure that good combustion and flare minimization practices are employed at the 22 flares located at our six refineries. It is anticipated that this consent decree will reduce emissions by approximately 5,400 tons per year.

In September 2011, Marathon Petroleum Company LP received an Enforcement Notice from the Michigan Department of Environmental Quality (“MDEQ”) regarding a product release at a facility in Stockbridge, Michigan. In the Enforcement Notice, MDEQ alleges certain environmental violations involving Michigan’s water protection laws. In March 2012, the MDEQ issued a draft Administrative Consent Order to resolve these alleged violations. The resolution of this matter may result in a penalty in excess of $100,000.

On November 7, 2011, the EPA issued Marathon Petroleum Company LP a Notice of Violation (“NOV”) alleging violations of the Renewable Fuel Standard (“RFS”) regulations. Specifically, the NOV alleged violations related to the use of invalid RINs to meet our renewable volume obligation under the RFS regulations. In April 2012, we entered into an Administrative Settlement Agreement and subsequently paid a civil penalty of $219,792.

We are involved in a number of other environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of the environmental proceedings described above and these other environmental enforcement matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Administrative Proceedings

On August 24, 2010, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (“NOPV”) to our subsidiary Marathon Pipe Line LLC (“MPL”) related to a March 10, 2009 incident at St. James, Louisiana. The NOPV included a proposed civil penalty of approximately $1 million. On April 30, 2012, we signed a Consent Agreement and Order to resolve this matter with PHMSA. The Consent Agreement and Order requires MPL to pay a civil penalty of $842,650 and to undertake and complete a Supplemental Safety and Environmental Project with a minimum cost of $305,000.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth a summary of our purchases during the quarter ended March 31, 2012, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased		Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
01/01/12—01/31/12	989	(d)	$34.16	—	—
02/01/12—02/29/12	10,002,434	(e)	$42.64	9,986,000	$1,150,000,000
03/01/12—03/31/12	7,595,344		$—	7,595,344	$1,150,000,000

Total	17,598,767		$42.16	17,581,344

(a)

“Average Price paid per Share” reflects the price paid for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans. The average purchase price of common stock purchases pursuant to the ASR program described below will not be determinable until the conclusion of the ASR program.

(b)

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of our common stock over a two-year period that expires on January 31, 2014. On February 3, 2012, we entered into a $850 million ASR program with a major financial institution to repurchase shares of MPC common stock under this approved share repurchase plan.

(c)	On February 3, 2012, we paid $850 million to purchase MPC common stock pursuant to the ASR program.
(d)	989 shares of common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements.
(e)	This includes 16,434 shares of common stock delivered by employees to MPC, upon the vesting of restricted stock, to satisfy tax withholding requirements.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed	Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Herewith	Herewith
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054

3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	10-K	3.2	2/29/2012	001-35054

10.1*	Master Confirmation Agreement, dated as of February 3, 2012, by and between Deutsche Bank AG, London Branch and Marathon Petroleum Corporation					X

10.2	Marathon Petroleum Annual Cash Bonus Program					X

10.3	Form of Marathon Petroleum Corporation Performance Unit Award Agreement - 2012-2014 Performance Cycle					X

10.4	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement - Officer					X

10.5	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement - Officer					X

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X

101.INS+	XBRL Instance Document.						X

101.SCH+	XBRL Taxonomy Extension Schema.						X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.						X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.						X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase.						X

101.LAB+	XBRL Taxonomy Extension Label Linkbase.						X

*	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2012	MARATHON PETROLEUM CORPORATION

	By:	/s/ Michael G. Braddock
Michael G. Braddock
Vice President and Controller