Form 10-Q
period 2012-06-30
Marathon Petroleum Corp
filed 2012-08-08
CIK 1510295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

There were 338,297,004 shares of Marathon Petroleum Corporation common stock outstanding as of July 31, 2012.

MARATHON PETROLEUM CORPORATION

Form 10-Q

Quarter Ended June 30, 2012

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries, and for periods prior to its spinoff from Marathon Oil Corporation, the Refining, Marketing & Transportation Business of Marathon Oil Corporation.

Part I—Financial Information

Item 1. Financial Statements

Marathon Petroleum Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2012	2011	2012	2011
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$20,240	$20,732	$40,504	$38,551
Sales to related parties	3	28	4	51
Income from equity method investments	9	17	11	26
Net gain on disposal of assets	1	4	3	5
Other income	4	13	10	32

Total revenues and other income	20,257	20,794	40,532	38,665

Costs and expenses:
Cost of revenues (excludes items below)	16,789	16,654	34,098	31,211
Purchases from related parties	57	981	120	1,766
Consumer excise taxes	1,428	1,269	2,808	2,478
Depreciation and amortization	236	218	466	434
Selling, general and administrative expenses	376	288	639	505
Other taxes	64	59	138	127

Total costs and expenses	18,950	19,469	38,269	36,521

Income from operations	1,307	1,325	2,263	2,144
Related party net interest and other financial income	—	18	—	35
Net interest and other financial income (costs)	(17)	(10)	(39)	(24)

Income before income taxes	1,290	1,333	2,224	2,155
Provision for income taxes	476	531	814	824

Net income	$814	$802	$1,410	$1,331

Per Share Data (See Note 6)
Basic:
Net income per share	$2.39	$2.25	$4.09	$3.74
Weighted average shares outstanding	340	356	344	356
Diluted:
Net income per share	$2.38	$2.24	$4.07	$3.72
Weighted average shares outstanding	341	358	346	358
Dividends paid	$0.25	$—	$0.50	$—

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Net income	$814	$802	$1,410	$1,331
Other comprehensive income:
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $25, $16, $33 and $23	39	25	55	36
Prior service costs, net of tax of $196, $-, $197 and $1	326	1	327	2

Other comprehensive income	365	26	382	38

Comprehensive income	$1,179	$828	$1,792	$1,369

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,895	$3,079
Receivables, less allowance for doubtful accounts of $2 and $3	4,708	5,461
Inventories	4,030	3,320
Other current assets	73	141

Total current assets	10,706	12,001
Equity method investments	302	302
Property, plant and equipment, net	12,414	12,228
Goodwill	925	842
Other noncurrent assets	334	372

Total assets	$24,681	$25,745

Liabilities
Current liabilities:
Accounts payable	$6,155	$8,189
Payroll and benefits payable	225	312
Consumer excise taxes payable	361	337
Accrued taxes	604	558
Long-term debt due within one year	19	15
Other current liabilities	204	180

Total current liabilities	7,568	9,591
Long-term debt	3,316	3,292
Deferred income taxes	1,823	1,310
Defined benefit postretirement plan obligations	1,348	1,783
Deferred credits and other liabilities	300	264

Total liabilities	14,355	16,240

Commitments and contingencies (see Note 20)

Stockholders’ Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued—358 million and 357 million shares (par value $0.01 per share, 1 billion shares authorized)	4	4
Held in treasury, at cost—18 million shares at June 30, 2012	(743)	—
Additional paid-in capital	9,426	9,482
Retained earnings	2,136	898
Accumulated other comprehensive loss	(497)	(879)

Total stockholders’ equity	10,326	9,505

Total liabilities and stockholders’ equity	$24,681	$25,745

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2012	2011
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,410	$1,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	466	434
Pension and other postretirement benefits, net	183	62
Deferred income taxes	328	34
Net gain on disposal of assets	(3)	(5)
Equity method investments, net	8	(6)
Changes in the fair value of derivative instruments	106	(92)
Changes in:
Current receivables	753	(757)
Inventories	(697)	(613)
Current accounts payable and accrued liabilities	(2,022)	580
All other, net	84	(16)

Net cash provided by operating activities	616	952

Investing activities:
Additions to property, plant and equipment	(635)	(517)
Acquisitions	(163)	(74)
Disposal of assets	6	133
Investments in related party debt securities—purchases	—	(10,326)
—redemptions	—	12,730
Investments—loans and advances	(11)	(42)
—repayments of loans	3	35
All other, net	2	5

Net cash provided by (used in) investing activities	(798)	1,944

Financing activities:
Long-term debt payable to Marathon Oil and subsidiaries—borrowings	—	7,748
—repayments	—	(11,366)
Long-term debt—borrowings	—	2,989
—repayments	(6)	(6)
Debt issuance costs	—	(58)
Issuance of common stock	32	—
Common stock repurchased	(850)	—
Dividends paid	(172)	—
Distributions to Marathon Oil	—	(699)
All other, net	(6)	—

Net cash used in financing activities	(1,002)	(1,392)

Net increase (decrease) in cash and cash equivalents	(1,184)	1,504
Cash and cash equivalents at beginning of period	3,079	118

Cash and cash equivalents at end of period	$1,895	$1,622

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Stockholders’ Equity / Net Investment (Unaudited)

(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity / Net Investment
Balance as of December 31, 2010	$—	$—	$—	$—	$8,867	$(623)	$8,244
Net income	—	—	—	—	1,331	—	1,331
Distributions to Marathon Oil	—	—	—	—	(625)	(11)	(636)
Other comprehensive income	—	—	—	—	—	38	38
Reclassification of net investment to additional paid-in capital	—	—	9,573	—	(9,573)	—	—
Issuance of common stock at spin-off	4	—	(4)	—	—	—	—

Balance as of June 30, 2011	$4	$—	$9,569	$—	$—	$(596)	$8,977

Balance as of December 31, 2011	$4	$—	$9,482	$898	$—	$(879)	$9,505
Net income	—	—	—	1,410	—	—	1,410
Dividends paid	—	—	—	(172)	—	—	(172)
Shares repurchased	—	(742)	(108)	—	—	—	(850)
Shares issued (returned)—stock-based compensation	—	(1)	33	—	—	—	32
Stock-based compensation	—	—	28	—	—	—	28
Other comprehensive income	—	—	—	—	—	382	382
Other	—	—	(9)	—	—	—	(9)

Balance as of June 30, 2012	$4	$(743)	$9,426	$2,136	$—	$(497)	$10,326

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2011	357	—
Shares issued—stock-based compensation	1	—
Shares repurchased	—	(18)

Balance as of June 30, 2012	358	(18)

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

See Note 8 for additional information about our operations.

Basis of Presentation—Prior to the Spinoff on June 30, 2011, our results of operations and cash flows consisted of the RM&T Business, which represented a combined reporting entity. Subsequent to the Spinoff, our results of operations and cash flows consist of consolidated MPC activities. All significant intercompany transactions and accounts have been eliminated.

The consolidated statements of income for periods prior to the Spinoff included expense allocations for certain corporate functions historically performed by the Marathon Oil Companies, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Those allocations were based primarily on specific identification, headcount or computer utilization. Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from the Marathon Oil Companies, are reasonable. However, these consolidated financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented prior to the Spinoff and may not reflect our consolidated results of operations and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend upon multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the Spinoff, we are performing these functions using internal resources or services provided by third parties, certain of which were provided by the Marathon Oil Companies during a transition period pursuant to a transition services agreement, which terminated on June 30, 2012. See Note 3.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

2. Accounting Standards

Recently Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update giving an entity the option to use a qualitative assessment to determine whether or not the entity is required to perform the two step goodwill impairment test. If, through a qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the entity is required to perform the two step goodwill impairment test. The amendments in the update were effective for annual and interim goodwill testing performed in fiscal years beginning after December 15, 2011. The adoption of this accounting standards update in the first quarter of 2012 did not have an impact on our consolidated results of operations, financial position or cash flows. We perform the annual goodwill impairment testing for each of our reporting units in the fourth quarter.

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under U.S. generally accepted accounting principles (“US GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe certain of the US GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in IFRS. The amendments were to be applied prospectively and were effective in interim and annual periods beginning with the first quarter of 2012 with early application not permitted. This accounting standards update was adopted in the first quarter of 2012 and was applied prospectively. The adoption of these amendments did not have a significant impact on our consolidated results of operations, financial position or cash flows. The new required disclosures are included in Note 14.

Not Yet Adopted

In July 2012, the FASB issued an accounting standards update which gives an entity the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, through the qualitative assessment, an entity determines that it is more likely than not that the intangible asset is impaired, the quantitative impairment test must then be performed. The accounting standards update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Early adoption is permitted. Adoption of this accounting standards update is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

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

We entered into a transition services agreement with Marathon Oil under which we were providing each other with a variety of administrative services on an as-needed basis for a period of time not to exceed one year following the Spinoff. The charges under the transition service agreement were at cost-based rates that had been negotiated between us and Marathon Oil. Services provided to us by the Marathon Oil Companies for the six months ended June 30, 2012 included accounting, audit, treasury, information technology and health, environmental, safety and security. Services provided by us to the Marathon Oil Companies for the six months ended June 30, 2012 included administrative services, legal, human resources, accounting, audit, information technology and health, environmental, safety and security. The transition services agreement terminated on June 30, 2012.

Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Equity method investees:
Centennial	$1	$14	$1	$34
Other equity method investees	2	2	3	4
Marathon Oil Companies	—	12	—	13

Total	$3	$28	$4	$51

Related party sales to Centennial consist primarily of petroleum products. Related party sales to the Marathon Oil Companies consisted primarily of pipeline operating revenue.

Purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Equity method investees:
Centennial	$—	$18	$9	$31
LOOP	9	23	21	32
TAME	30	39	60	71
TACE	10	15	15	27
Other equity method investees	8	9	15	15
Marathon Oil Companies	—	877	—	1,590

Total	$57	$981	$120	$1,766

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

The Marathon Oil Companies performed certain services for us prior to the Spinoff such as executive oversight, accounting, treasury, tax, legal, procurement and information technology services. We also provided certain services to the Marathon Oil Companies prior to the Spinoff, such as legal, human resources and tax services. The two groups of companies charged each other for these shared services at a negotiated rate. Where costs incurred by the Marathon Oil Companies on our behalf could not practically be determined by specific utilization, these costs were primarily allocated to us based on headcount or computer utilization. Our management believes those allocations were a reasonable reflection of the utilization of services provided. However, those allocations may not have fully reflected the expenses that would have been incurred had we been a stand-alone company during the periods presented. Net charges from the Marathon Oil Companies for these services reflected within selling, general and administrative expenses in the consolidated statements of income were $14 million and $26 million for the three and six months ended June 30, 2011, respectively.

Current receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

(In millions)	June 30, 2012	December 31, 2011
Equity method investees	$2	$2

Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

(In millions)	June 30, 2012	December 31, 2011
Equity method investees:
Centennial	$—	$7
LOOP	4	5
TAME	3	4
TACE	2	2
Other equity method investees	2	2

Total	$11	$20

We have throughput and deficiency agreements with LOOP and Centennial. We had prepaid tariff balances with LOOP of $4 million at December 31, 2011, which were utilized during the six months ended June 30, 2012, and with Centennial of $14 million at June 30, 2012 and $11 million at December 31, 2011. During the first quarter of 2012, we impaired our prepaid tariff with Centennial. Prepaid tariff balances are reflected in other noncurrent assets on the consolidated balance sheets. For additional information on the impairment, see Note 14.

During the six months ended June 30, 2011, we borrowed $7,748 million and repaid $10,319 million under the credit agreement with MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil. The credit agreement was terminated on June 30, 2011, and there has been no subsequent activity.

There were no borrowings during the six months ended June 30, 2011 under our revenue bonds proceeds subsidiary loan agreement with Marathon Oil. The loan balance outstanding as of December 31, 2010 of $1,047 million was repaid on February 1, 2011 and the loan was terminated effective April 1, 2011.

Our investments in shares of PFD Redeemable Class A, Series 1 Preferred Stock (“PFD Preferred Stock”) were accounted for as investments in related party available-for-sale debt securities and were redeemed prior to the Spinoff.

Related party net interest and other financial income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Dividend income:
PFD Preferred Stock	$—	$18	$—	$35
Interest expense:
PFD credit agreement	—	1	—	3
Marathon Oil loan agreement	—	—	—	5
Interest capitalized	—	(1)	—	(8)

Net interest expense	—	—	—	—

Related party net interest and other financial income	$—	$18	$—	$35

We also recorded property, plant and equipment additions related to capitalized interest incurred by Marathon Oil on our behalf of $2 million in the six months ended June 30, 2011, which were reflected as contributions from Marathon Oil.

Certain asset or liability transfers between us and Marathon Oil, including assets and liabilities contributed under the separation and distribution agreement related to the Spinoff, and certain expenses, such as stock-based compensation, incurred by Marathon Oil on our behalf have been recorded as non-cash capital contributions or distributions. The net non-cash capital contributions from Marathon Oil were $74 million in the six months ended June 30, 2011.

4. Acquisition

In May 2012, Speedway LLC acquired 87 convenience stores situated throughout Indiana and Ohio from GasAmerica Services, Inc., along with the associated inventory, intangible assets and two parcels of undeveloped real estate. This acquisition supports our strategic initiative to increase our Speedway segment sales volumes.

In connection with this acquisition, our Speedway segment recorded $83 million of goodwill, which is deductible for income tax purposes. The principal factors contributing to a purchase price resulting in goodwill included the acquired stores complementing our existing network in our Indiana and Ohio markets, access to our refined product transportation systems and the potential for higher merchandise sales.

In May 2011, Speedway LLC acquired 23 convenience stores in Indiana and Illinois. In connection with this acquisition, our Speedway segment recorded $9 million of goodwill.

Assuming these transactions had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

5. Variable Interest Entity

On December 1, 2010, we completed the sale of most of our Minnesota assets. These assets included the 74,000 barrel-per-day St. Paul Park refinery and associated terminals, 166 convenience stores primarily branded SuperAmerica (including six stores in Wisconsin), along with the SuperMom’s bakery (a baked goods and sandwich supply operation) and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. We refer to these as the “Minnesota Assets.” The terms of the sale included (1) a preferred stock interest in the entity that holds the Minnesota Assets with a stated value of $80 million, (2) a maximum $125 million earnout provision payable to us over eight years, (3) a maximum $60 million of margin support payable to the buyer over two years, up to a maximum of $30 million per year, (4) a receivable from the buyer of $107 million which was fully collected during the six months ended June 30, 2011, and (5) guarantees with a maximum exposure of $11 million made by us on behalf of and to the buyer related to a limited number of convenience store sites. As a result of this continuing involvement, the related gain on sale of $89 million was initially deferred.

Certain terms of the transaction resulted in the creation of variable interests in a variable interest entity (“VIE”) that owns the Minnesota Assets. These variable interests include our ownership of a preferred equity interest in the VIE, operating margin support in the form of a capped liquidity guarantee and reimbursements to us for costs incurred in connection with transition services provided to the buyer. Our preferred equity interest in this VIE was reflected at $80 million in other noncurrent assets on our consolidated balance sheets as of June 30, 2012 and December 31, 2011. Any margin support obligation, when finalized, would be paid and reduce the deferred gain. We received $36 million during the three months ended June 30, 2011 and $2 million and $69 million during the six months ended June 30, 2012 and 2011 for transition services provided to the buyer. See Note 21 for additional information affecting this VIE subsequent to June 30, 2012.

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

Our maximum exposure to loss due to this VIE at June 30, 2012 was $160 million, which was quantified based on contractual arrangements related to the sale. We did not provide any financial assistance to the buyer outside of our contractual arrangements related to the sale.

6. Income per Common Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share assumes exercise of stock options and stock appreciation rights, full vesting of non-participating restricted stock awards and payout of share-settled performance unit awards, provided the effect is not anti-dilutive.

On June 30, 2011, 356,337,127 shares of our common stock were distributed to Marathon Oil stockholders in conjunction with the Spinoff. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed that the shares outstanding on the date of the Spinoff were also outstanding for the three and six months ended June 30, 2011. In addition, for the diluted weighted average share calculations, we have assumed the dilutive securities outstanding at June 30, 2011 were also outstanding for the three and six months ended June 30, 2011. Excluded from the diluted weighted average share calculation for the three and six months ended June 30, 2012 are approximately five million and four million shares related to stock-based compensation awards as their effect would be anti-dilutive. Excluded from the diluted weighted average share calculation for the three and six months ended June 30, 2011 are approximately four million shares related to stock-based compensation awards as their effect would be anti-dilutive.

The calculation of weighted average shares for the three and six months ended June 30, 2012 also includes non-participating restricted shares. MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2012	2011	2012	2011
Basic earnings per share:
Allocation of earnings:
Net income	$814	$802	$1,410	$1,331
Income allocated to participating securities	2	—	3	—

Income available to common stockholders—basic	$812	$802	$1,407	$1,331

Weighted average common shares outstanding	340	356	344	356

Basic earnings per share	$2.39	$2.25	$4.09	$3.74

Diluted earnings per share:
Allocation of earnings:
Net income	$814	$802	$1,410	$1,331
Income allocated to participating securities	2	—	3	—

Income available to common stockholders—diluted	$812	$802	$1,407	$1,331

Weighted average common shares outstanding	340	356	344	356
Effect of dilutive securities	1	2	2	2

Weighted average common shares, including dilutive effect	341	358	346	358

Diluted earnings per share	$2.38	$2.24	$4.07	$3.72

7. Stockholders’ Equity

Share repurchase plan—On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares. After the effects of our accelerated share repurchase (“ASR”) program discussed below, $1.15 billion of the $2.0 billion amount authorized by our board of directors was available for share repurchases at June 30, 2012. The timing of repurchases, if any, outside of the ASR program will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Accelerated share repurchase program—On February 3, 2012, we entered into an $850 million ASR program with a major financial institution to repurchase shares of MPC common stock under the approved share repurchase plan authorized by our board of directors. Under the ASR program, we received 17,581,344 shares of our common stock during the six months ended June 30, 2012. On July 25, 2012, an additional 2,776,036 shares were delivered to us, for a total of 20,357,380 repurchased shares, which concluded the ASR program. The total number of shares repurchased under the ASR program was based generally on the volume-weighted average price of our common stock during the repurchase period, subject to provisions that set a minimum and maximum number of shares. Upon final settlement, the average per share amount paid for all shares purchased under the ASR program was $41.75. The ASR program is accounted for as treasury stock purchase transactions, reducing the weighted average number of basic and diluted common shares outstanding by the shares repurchased, and as forward contracts indexed to our common stock for the future settlement provisions. The forward contracts are accounted for as equity instruments.

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

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended June 30, 2012
Revenues:
Customer	$16,589	$3,632	$21	$20,242
Intersegment(a)	2,214	1	87	2,302
Related parties	2	—	1	3

Segment revenues	18,805	3,633	109	22,547
Elimination of intersegment revenues	(2,214)	(1)	(87)	(2,302)

Total revenues	$16,591	$3,632	$22	$20,245

Segment income from operations	$1,325	$107	$50	$1,482
Income from equity method investments	(1)	—	10	9
Depreciation and amortization(b)	191	28	12	231
Capital expenditures and investments(c)(d)	178	187	60	425

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended June 30, 2011
Revenues:
Customer	$17,135	$3,583	$14	$20,732
Intersegment(a)	2,250	—	87	2,337
Related parties	27	—	1	28

Segment revenues	19,412	3,583	102	23,097
Elimination of intersegment revenues	(2,250)	—	(87)	(2,337)

Total revenues	$17,162	$3,583	$15	$20,760

Segment income from operations	$1,260	$80	$54	$1,394
Income from equity method investments	4	—	13	17
Depreciation and amortization(b)	176	28	11	215
Capital expenditures and investments(c)(e)	220	97	24	341

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Six Months Ended June 30, 2012
Revenues:
Customer	$33,552	$6,916	$38	$40,506
Intersegment(a)	4,173	2	169	4,344
Related parties	3	—	1	4

Segment revenues	37,728	6,918	208	44,854
Elimination of intersegment revenues	(4,173)	(2)	(169)	(4,344)

Total revenues	$33,555	$6,916	$39	$40,510

Segment income from operations	$2,268	$157	$92	$2,517
Income from equity method investments	(1)	—	12	11
Depreciation and amortization(b)	376	55	24	455
Capital expenditures and investments(c)(d)	331	198	98	627

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Six Months Ended June 30, 2011
Revenues:
Customer	$31,954	$6,568	$29	$38,551
Intersegment(a)	4,014	—	164	4,178
Related parties	49	—	2	51

Segment revenues	36,017	6,568	195	42,780
Elimination of intersegment revenues	(4,014)	—	(164)	(4,178)

Total revenues	$32,003	$6,568	$31	$38,602

Segment income from operations	$2,062	$113	$105	$2,280
Income from equity method investments	4	—	22	26
Depreciation and amortization(b)	355	54	22	431
Capital expenditures and investments(c)(e)	376	102	38	516

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unrelated parties.
(b)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.
(c)	Capital expenditures include changes in capital accruals.
(d)	Includes Speedway’s acquisition of 87 convenience stores in May 2012.
(e)	Includes Speedway’s acquisition of 23 convenience stores in May 2011.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Segment income from operations	$1,482	$1,394	$2,517	$2,280
Items not allocated to segments:
Corporate and other unallocated items(a)	(92)	(69)	(171)	(136)
Pension settlement expenses	(83)	—	(83)	—
Net interest and other financial income (costs)	(17)	8	(39)	11

Income before income taxes	$1,290	$1,333	$2,224	$2,155

(a)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from the Marathon Oil Companies for periods prior to the Spinoff and costs related to certain non-operating assets.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Segment capital expenditures and investments	$425	$341	$627	$516
Less: Investments in equity method investees	—	3	7	7
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	20	15	28	15
Capitalized interest	36	29	66	58

Total capital expenditures(a)(b)	$481	$382	$714	$582

(a)	Capital expenditures include changes in capital accruals.
(b)	See Note 17 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

The following reconciles total revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Total revenues (as reported above)	$20,245	$20,760	$40,510	$38,602
Plus: Corporate and other unallocated items	(2)	—	(2)	—
Less: Sales to related parties	3	28	4	51

Sales and other operating revenues (including consumer excise taxes)	$20,240	$20,732	$40,504	$38,551

9. Other Items

Net interest and other financial income (costs) was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Interest:
Interest income	$1	$1	$2	$1
Interest expense(a)	(47)	(42)	(93)	(73)
Interest capitalized(a)	36	28	66	48

Total interest	(10)	(13)	(25)	(24)
Other:
Net foreign currency gains	—	6	—	6
Bank service and other fees	(7)	(3)	(14)	(6)

Total other	(7)	3	(14)	—

Net interest and other financial income (costs)	$(17)	$(10)	$(39)	$(24)

(a)	See Note 3 for information on related party interest expense and capitalized interest.

10. Income Taxes

The combined federal, state and foreign effective income tax rate was 37 percent and 40 percent for the three months ended June 30, 2012 and 2011 and 37 percent and 38 percent for the six months ended June 30, 2012 and 2011. The effective tax rates for the periods presented exceeded the U.S. statutory rate of 35 percent due to state and local tax expense, partially offset by permanent benefit differences. During the three months ended June 30, 2011, state income tax legislative changes were enacted, primarily in Michigan, resulting in an increase in tax expense of $17 million. The provision for income taxes for periods prior to the Spinoff has been computed as if we were a stand-alone company.

We are continuously undergoing examination of our income tax returns, which have been completed through the 2007 and 2003 tax years for our U.S. federal and state income tax returns, respectively. We had $38 million of unrecognized benefits as of June 30, 2012. Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to our operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 20.

11. Inventories

(In millions)	June 30, 2012	December 31, 2011
Crude oil and refinery feedstocks	$2,154	$1,339
Refined products	1,604	1,725
Merchandise	87	65
Supplies and sundry items	185	191

Total (at cost)	$4,030	$3,320

Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. There were no liquidations of LIFO inventories for the six months ended June 30, 2012. Cost of revenues decreased and income from operations increased by less than $1 million for the six months ended June 30, 2011 as a result of liquidations of LIFO inventories.

12. Property, Plant and Equipment

(In millions)	June 30, 2012	December 31, 2011
Refining & Marketing	$14,621	$14,221
Speedway	1,980	1,887
Pipeline Transportation	1,687	1,593
Corporate and Other	401	372

Total	18,689	18,073
Less accumulated depreciation	6,275	5,845

Net property, plant and equipment	$12,414	$12,228

13. Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows:

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Balance as of December 31, 2011	$551	$129	$162	$842
Acquisition(a)	—	83	—	83

Balance as of June 30, 2012	$551	$212	$162	$925

(a)	See Note 4 for information on the acquisition.

14. Fair Value Measurements

Fair Values—Recurring

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 by fair value hierarchy level.

	June 30, 2012
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$134	$—	$—	$15	$149
Other assets	2	—	—	—	2

Total assets at fair value	$136	$—	$—	$15	$151

Commodity derivative instruments, liabilities	$(90)	$—	$—	$(59)	$(149)

	December 31, 2011
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$26	$1	$—	$107	$134
Interest rate derivative instruments, assets	—	19	—	—	19
Other assets	2	—	—	—	2

Total assets at fair value	$28	$20	$—	$107	$155

Commodity derivative instruments, liabilities	$(45)	$(1)	$—	$—	$(46)

Commodity derivatives in Level 1 are exchange-traded contracts for crude oil and refined products measured at fair value with a market approach using the close-of-day settlement prices for the market. Collateral deposits in broker accounts covered by master netting agreements related to Level 1 commodity derivatives are classified as Level 1 in the fair value hierarchy.

Commodity derivatives in Level 2 were measured at fair value with a market approach using monthly average close-of-day settlement prices for the market. Interest rate swap derivatives in Level 2 were measured at fair value using prices from Bloomberg L.P. and validated using market value information provided by the counterparties to the transactions.

The following is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Beginning balance	$—	$2,764	$—	$2,402
Total realized and unrealized gains (losses) included in net income	(2)	1	(2)	—
Purchases of PFD Preferred Stock(a)	—	6,972	—	10,326
Redemptions of PFD Preferred Stock(a)	—	(9,737)	—	(12,730)
Settlements of derivative instruments	2	(2)	2	—

Ending balance	$—	$(2)	$—	$(2)

(a)

For information on PFD Preferred Stock, see Note 3. The fair value of our PFD Preferred Stock investment was measured using an income approach since the securities were not publicly traded; therefore, they were classified as Level 3 in the fair value hierarchy.

There were no unrealized gains or losses recorded in net income for the three and six months ended June 30, 2012 related to Level 3 derivative instruments held at June 30, 2012. Net income for the three and six months ended June 30, 2011, included unrealized losses of $1 million and $2 million, respectively, related to Level 3 derivative instruments held at June 30, 2011. See Note 15 for the income statement impacts of our derivative instruments.

Fair Values – Nonrecurring

The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Six Months Ended June 30, 2012
(In millions)	Fair Value	Impairment
Other noncurrent assets	$—	$14

As a result of changing market conditions and declining throughput volumes, we impaired our Refining & Marketing segment’s prepaid tariff with Centennial by $14 million during the first quarter 2012. The fair value measurement of the prepaid tariff was based on the income approach utilizing the probability of shipping sufficient volumes on Centennial’s pipeline over the remaining life of the throughput and deficiency credits, which expire on March 31, 2014 if not utilized. This measurement is classified as Level 3.

Fair Values—Reported

The following table summarizes financial instruments on the basis of their nature, characteristics and risk at June 30, 2012 and December 31, 2011, excluding the derivative financial instruments reported above.

	June 30, 2012		December 31, 2011
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$280	$93	$289	$93
Other	29	28	31	30

Total financial assets	$309	$121	$320	$123

Financial liabilities:
Long-term debt(a)	$3,359	$3,008	$3,203	$3,008
Deferred credits and other liabilities	24	24	21	21

Total financial liabilities	$3,383	$3,032	$3,224	$3,029

(a)	Excludes capital leases Excludes capital leases

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

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$11	$—	Other current assets
Commodity derivatives	123	90	Other current liabilities

	December 31, 2011
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$26	$45	Other current assets
Interest rate derivatives	19	—	Other noncurrent assets
Commodity derivatives	1	1	Other current liabilities

Derivatives Designated as Fair Value Hedges

During the first quarter 2012, we terminated interest rate swap agreements with a notional amount of $500 million that had been entered into as fair value hedges on our 3.50 percent senior notes due in March 2016. There was a $20 million gain on the termination of the transactions, which has been accounted for as an adjustment to our long-term debt balance. The gain is being amortized over the remaining four-year life of the 3.50 percent senior notes, which will reduce our interest expense. The interest rate swaps had no hedge ineffectiveness.

Derivatives not Designated as Hedges

Derivatives that are not designated as hedges may include commodity derivatives used to manage price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil and (4) the acquisition of ethanol for blending with refined products.

The table below summarizes open commodity derivative contracts as of June 30, 2012:

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	14,023
Exchange-traded	Short	(26,774)
Refined Products(b)
Exchange-traded	Long	3,124
Exchange-traded	Short	(7,062)

(a)	99.1 percent of these contracts expire in the third quarter of 2012.
(b)	100 percent of these contracts expire in the third quarter of 2012.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(In millions)	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,
Income Statement Location	2012	2011	2012	2011
Sales and other operating revenues	$44	$(4)	$38	$(19)
Cost of revenues	356	238	309	195
Other income	—	—	—	1

Total	$400	$234	$347	$177

16. Debt

Our outstanding borrowings at June 30, 2012 and December 31, 2011 consisted of the following:

(In millions)	June 30, 2012	December 31, 2011
Marathon Petroleum Corporation:
Revolving credit agreement due 2015	$—	$—
3.500% senior notes due March 1, 2016	750	750
5.125% senior notes due March 1, 2021	1,000	1,000
6.500% senior notes due March 1, 2041	1,250	1,250
Consolidated subsidiaries:
Capital lease obligations due 2012-2027(a)	327	299
Trade receivables securitization facility due 2014	—	—

Total	3,327	3,299
Unamortized discount	(10)	(11)
Fair value adjustments(b)	18	19
Amounts due within one year	(19)	(15)

Total long-term debt due after one year	$3,316	$3,292

(a)

These obligations as of June 30, 2012 include $128 million related to assets under construction at that date for which a capital lease will commence upon completion of construction. The amounts currently reported are based upon the percent of construction completed as of June 30, 2012 and therefore do not reflect future lease obligations of $164 million related to the assets.

(b)	See Notes 14 and 15 for information on interest rate swaps.

There were no borrowings or letters of credit outstanding under the revolving credit agreement or the trade receivable securitization facility at June 30, 2012.

17. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2012	2011
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$16	$—
Income taxes paid to taxing authorities(a)	384	4
Non-cash investing and financing activities:
Property, plant and equipment contributed by Marathon Oil	$—	$74
Capital lease obligations increase	30	8
Acquisition:
Intangible asset acquired	3	—
Liability assumed	2	—

(a)	U.S. federal and most state income taxes, if incurred, were paid by Marathon Oil for periods prior to the Spinoff.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2012	2011
Additions to property, plant and equipment	$635	$517
Acquisitions(a)	155	74
Decrease in capital accruals	(76)	(9)

Total capital expenditures	$714	$582

(a)	Excludes inventory acquired and liability assumed in 2012.

The following is a reconciliation of contributions from (distributions to) Marathon Oil:

	Six Months Ended June 30,
(In millions)	2012	2011
Distributions to Marathon Oil per consolidated statements of cash flows	$—	$(699)
Non-cash contributions from Marathon Oil	—	74

Distributions to Marathon Oil per consolidated statements of stockholders’ equity / net investment	$—	$(625)

18. Defined Benefit Pension and Other Postretirement Plans

The following summarizes the components of net periodic benefit cost:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$15	$15	$5	$4
Interest cost	28	27	6	7
Expected return on plan assets	(25)	(24)	—	—
Amortization – prior service cost	2	1	—	—
– actuarial loss	22	17	—	—
– net settlement/curtailment loss	83	—	—	—

Net periodic benefit cost	$125	$36	$11	$11

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$32	$33	$10	$9
Interest cost	55	54	13	14
Expected return on plan assets	(51)	(48)	—	—
Amortization – prior service cost	4	3	—	—
– actuarial loss	46	35	—	—
– net settlement/curtailment loss	83	—	—	—

Net periodic benefit cost	$169	$77	$23	$23

During the six months ended June 30, 2012, we made no contributions to our funded pension plans. We expect to make funding contributions of approximately $125 million to our funded pension plans over the remainder of 2012. We may make additional contributions to our pension plans depending upon the anticipated funding status and plan asset performance. Current benefit payments related to unfunded pension and other postretirement benefit plans were $1 million and $8 million, respectively, during the six months ended June 30, 2012.

During the three months ended June 30, 2012, we determined that lump sum payments to employees retiring in 2012 will exceed the plan’s total service and interest costs for the year. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, during the three months ended June 30, 2012, we recorded pension settlement expenses related to our cumulative lump sum payments made during the first six months of 2012.

On May 17, 2012, we communicated to our employees changes in the defined benefit pension plans for Speedway and the legacy portion of the Marathon Petroleum Retirement Plan effective January 1, 2013. Final average pensionable earnings used to calculate pension benefits under these plans will be fixed as of December 31, 2012. In addition, cap protection was added to limit potential annual lump sum distribution discount rate increases. These plan amendments resulted in an overall decrease in pension liabilities of approximately $537 million, with the offset primarily to other comprehensive income, which was recorded in the three months ended June 30, 2012. The benefit of this liability reduction will be amortized into income through 2024.

19. Stock-Based Compensation Plans

Stock Option Awards

The following table presents a summary of stock option award activity for the six months ended June 30, 2012:

	Number of Shares(a)	Weighted Average Exercise Price
Outstanding at December 31, 2011	9,372,370	$33.08
Granted	766,543	42.04
Exercised	(1,713,725)	22.07
Forfeited, canceled or expired	(81,560)	39.09

Outstanding at June 30, 2012	8,343,628	36.10

(a)	Includes an immaterial number of stock appreciation rights.

The grant date fair value of stock option awards granted was $14.43 per share for the six months ended June 30, 2012. The fair value of stock options granted to our employees is estimated on the date of grant using the Black Scholes option-pricing model, which employs various assumptions. The assumption for expected volatility of our stock price was updated for the six months ended June 30, 2012 to reflect a weighting of 25 percent of MPC’s common stock implied volatility and 75 percent of the historical volatility for a selected group of peer companies.

Restricted Stock Awards

The following table presents a summary of restricted stock award activity for the six months ended June 30, 2012:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	348,691	$34.36	319,944	$29.43
Granted	411,435	42.96	22,201	38.51
RS’s Vested/RSU’s Issued	(67,392)	22.04	—	—
Forfeited	(4,873)	38.06	—	—

Outstanding at June 30, 2012	687,861	40.69	342,145	30.02

Performance Unit Awards

During the six months ended June 30, 2012, we granted performance unit awards to certain officer employees. These awards will have a per unit payout determined based on the total shareholder return of MPC common stock compared to the total shareholder return of a selected combination of peer companies and index fund shareholder return over an average of four periods during the 36 month requisite service period. These performance units are designed to pay out 75 percent in cash and 25 percent in MPC common stock. The performance units paying out in cash are accounted for as liability awards and are recorded at fair value. The performance units settling in shares are accounted for as equity awards and have a grant date fair value of $1.09 per unit, as calculated using a Monte Carlo valuation model. The following table presents a summary of the activity for performance unit awards to be settled in shares for the six months ended June 30, 2012:

Number of Units
Outstanding at December 31, 2011	—
Granted	2,040,000
Settled	—
Canceled	—

Outstanding at June 30, 2012	2,040,000

20. Commitments & Contingencies

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

At June 30, 2012 and December 31, 2011, accrued liabilities for remediation totaled $119 million and $117 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $48 million and $51 million at June 30, 2012 and December 31, 2011, respectively.

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

Guarantees related to indebtedness of equity method investees – We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC. Both LOOP and LOCAP LLC have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of June 30, 2012.

We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $49 million as of June 30, 2012.

We hold an interest in an ethanol production facility through our investment in TAME, and have guaranteed the repayment of TAME’s tax exempt bond financing through our participation as a lender in the credit agreement under which a letter of credit has been issued to secure repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at June 30, 2012.

Marathon Oil indemnifications—In conjunction with the Spinoff, we entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $12 million as of June 30, 2012, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the RM&T Business operations prior to the Spinoff that are not already reflected in the unrecognized tax benefits described in Note 10, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect the Spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $108 million as of June 30, 2012, which consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, an indemnity to the co-lenders associated with an equity method investee’s credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.

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

Contractual commitments—At June 30, 2012, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $231 million.

21. Subsequent Events

On July 2, 2012, MPLX LP (“MPLX”), a wholly owned subsidiary of MPC, filed a registration statement on Form S-1 with the Securities and Exchange Commission. This filing was made in anticipation of a proposed initial public offering of common units representing limited interests in MPLX. The number of common units to be offered and the price range for the offering have not been determined. MPLX was formed by MPC to own, operate, develop and acquire crude oil, refined products and other hydrocarbon-based products pipelines and other midstream assets. Headquartered in Findlay, Ohio, MPLX’s initial assets are expected to consist of a 51 percent interest in a network of common carrier crude oil and products pipeline assets located in the Midwest and Gulf Coast regions and a 100 percent interest in a butane cavern in West Virginia. As of the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed. Following the completion of the offering, we expect to consolidate MPLX into our financial statements since we will be the general partner of MPLX and will have the ability to direct the activities of MPLX that most significantly impact its economic performance.

In July 2012, the buyer of our Minnesota Assets successfully completed an initial public offering (“IPO”). The successful completion of this IPO triggered the provisions in our May 4, 2012 settlement agreement with the buyer to be effective. Under the settlement agreement, we are released from our obligation to pay margin support and the buyer is released from its obligation to pay us under the earnout provisions contained in the original sales agreement. Also, the buyer repurchased our existing preferred equity interest in the VIE, paid us $12 million for dividends accrued on our preferred equity interest and paid us $40 million of cash using proceeds from the offering, for total cash receipts of $132 million. In addition, the buyer issued us a new preferred security with a $45 million liquidation preference. As a result, we will recognize income before income taxes of approximately $183 million during the third quarter of 2012, which includes substantially all of the $89 million deferred gain that was recorded when the sale transaction was originally closed.

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

Prior to the Spinoff on June 30, 2011, our results of operations and cash flows consisted of the RM&T Business, which represented a combined reporting entity. Subsequent to the Spinoff, our results of operations and cash flows consist of consolidated MPC activities. All significant intercompany transactions and accounts have been eliminated. The consolidated statements of income for periods prior to the Spinoff include expense allocations for certain corporate functions historically performed by Marathon Oil, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Those allocations were based primarily on specific identification, headcount or computer utilization. Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from Marathon Oil, are reasonable. However, the consolidated financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone company during those periods presented prior to the Spinoff and may not reflect our consolidated results of operations and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the Spinoff, we are performing these functions using internal resources or services provided by third parties, certain of which were provided by Marathon Oil during a transition period pursuant to a transition services agreement, which terminated on June 30, 2012.

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

We reported net income of $814 million and $1.41 billion, or $2.38 and $4.07 per diluted share, for the second quarter and first six months of 2012 compared to net income of $802 million and $1.33 billion, or $2.24 and $3.72 per diluted share, for the second quarter and first six months of 2011. The increases were primarily due to our Refining & Marketing segment, which generated income from operations of $1.33 billion and $2.27 billion in the second quarter and first six months of 2012 compared to $1.26 billion and $2.06 billion in the second quarter and first six months of 2011. The increases in Refining & Marketing segment income from operations were due to an improved Refining & Marketing gross margin, which was primarily a result of a larger Chicago and U.S. Gulf Coast (“USGC”) Light Louisiana Sweet crude oil (“LLS”) 6-3-2-1 blended crack spread, partially offset by unfavorable crude oil acquisition costs. The increase in the first six months was also due to wider differentials between West Texas Intermediate crude oil (“WTI”) and other light sweet crudes such as LLS and an increase in WTI-priced crude oil volumes.

The Detroit refinery heavy oil upgrading and expansion project continues to be a significant portion of our 2012 capital spending. As of June 30, 2012, the project was approximately 96 percent complete and on budget and on schedule to complete construction in the third quarter of 2012. Immediately following the completion of construction, there will be a 70-day turnaround with the expanded Detroit refinery anticipated to be online by year end 2012.

Our Speedway segment generated income from operations of $107 million and $157 million in the second quarter and first six months of 2012 compared to income from operations of $80 million and $113 million in the second quarter and first six months of 2011. The increases were primarily due to increases in our merchandise gross margin and gasoline and distillates gross margin, partially offset by increases in operating expense.

In May 2012, Speedway LLC acquired 87 convenience stores situated throughout Indiana and Ohio from GasAmerica Services, Inc. In July 2012, Speedway LLC acquired 10 convenience stores throughout northern Kentucky and southwestern Ohio from Road Ranger LLC in exchange for cash and a truck stop location in the Chicago metropolitan area. These acquisitions support our strategic initiative to increase Speedway segment sales volumes and complement our existing network of assets.

Our Pipeline Transportation segment generated income from operations of $50 million and $92 million in the second quarter and first six months of 2012 compared to income from operations of $54 million and $105 million in the second quarter and first six months of 2011. The decreases primarily reflect reductions in income from pipeline affiliates due to reduced shipment volumes.

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. On February 3, 2012, we entered into an $850 million ASR program with a major financial institution as part of this authorization. Under the ASR program, we received 17,581,344 shares of MPC common stock in the first quarter of 2012. On July 25, 2012, an additional 2,776,036 shares were delivered to us, for a total of 20,357,380 repurchased shares, which concluded the ASR program. Upon final settlement, the average per share amount paid for all shares purchased under the ASR program was $41.75. After the effects of our ASR program, $1.15 billion of the $2.0 billion amount authorized by our board of directors was available for share repurchases at June 30, 2012.

On July 2, 2012, MPLX, a wholly owned subsidiary of MPC, filed a registration statement on Form S-1 with the Securities and Exchange Commission. This filing was made in anticipation of a proposed initial public offering of common units representing limited interests in MPLX. The number of common units to be offered and the price range for the offering have not been determined. MPLX was formed by MPC to own, operate, develop and acquire crude oil, refined products and other hydrocarbon-based products pipelines and other midstream assets. Headquartered in Findlay, Ohio, MPLX’s initial assets are expected to consist of a 51 percent interest in a network of common carrier crude oil and products pipeline assets located in the Midwest and Gulf Coast regions and a 100 percent interest in a butane cavern in West Virginia. As of the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and we can provide no assurance that it will be successfully completed.

The collective bargaining agreement for the hourly workers at our Catlettsburg refinery expired in January 2012. The agreement was temporarily extended while negotiations continued on a new collective bargaining agreement. When we were unable to reach agreement with the union, we declared impasse in the negotiations and implemented our last, best and final offer in late April 2012. We are in the process of working to resolve unfair labor practice charges the union has filed with the National Labor Relations Board. While no work stoppage has occurred, we have an increased risk of a temporary work stoppage at this location until such time as a new contract is ratified.

The above discussion includes forward-looking statements with respect to the Detroit refinery heavy oil upgrading and expansion project, the share repurchase plan, the proposed initial public offering of common units representing limited interests in MPLX and labor relations at the Catlettsburg refinery. Factors that could affect the Detroit refinery heavy oil upgrading and expansion project include, but are not limited to, transportation logistics, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third-party approvals and other risks customarily associated with construction projects. Factors that could affect the share repurchase plan and its timing include, but are not limited to, business conditions, availability of liquidity, and the market price of our common stock. Factors that could affect the proposed initial public offering of common units representing limited interests in MPLX include, but are not limited to, risks relating to securities markets generally, the impact of adverse market conditions affecting our midstream business, adverse changes in laws including with respect to tax and regulatory matters and other risks. Factors that could affect labor relations at the Catlettsburg refinery include, but are not limited to, risks related to labor matters generally and our ability to obtain a signed agreement with the union. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

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

Our refineries can process significant amounts of sour crude oil, which typically can be purchased at a discount to sweet crude oil. The amount of this discount, the sweet/sour differential, can vary significantly, causing our Refining & Marketing gross margin to differ from crack spreads which are calculated by reference to light sweet crude oil. In general, a larger sweet/sour differential will enhance our Refining & Marketing gross margin.

Historically, WTI has traded at prices similar to LLS. In the second quarter and first six months of 2012 and 2011, WTI traded at prices significantly less than LLS, which favorably impacted our Refining & Marketing gross margin.

The following table provides sensitivities showing the estimated change in annual net income due to potential changes in market conditions:

(In millions, after-tax)
LLS 6-3-2-1 crack spread sensitivity (a) (per $1.00/barrel change)	$300
Sweet/sour differential sensitivity (b) (per $1.00/barrel change)	150
LLS-WTI spread sensitivity (c) (per $1.00 /barrel change)	65

(a)	Weighted 52% Chicago and 48% USGC LLS 6-3-2-1 crack spreads and assumes all other differentials and pricing relationships remain unchanged.
(b)	LLS (prompt)—[delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
(c)	Assumes 25% of crude oil throughput volumes are WTI-based domestic crude oil.

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

Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery, and we charge the related costs to expense when they are incurred. We had significant planned turnaround and major maintenance activities at our Garyville, Louisiana and Robinson, Illinois refineries during the first six months of 2012. During the first six months of 2011, significant planned turnaround and major maintenance activities occurred at our Canton, Ohio refinery.

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

Results of Operations

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2012	2011	Variance	2012	2011	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$20,240	$20,732	$(492)	$40,504	$38,551	$1,953
Sales to related parties	3	28	(25)	4	51	(47)
Income from equity method investments	9	17	(8)	11	26	(15)
Net gain on disposal of assets	1	4	(3)	3	5	(2)
Other income	4	13	(9)	10	32	(22)

Total revenues and other income	20,257	20,794	(537)	40,532	38,665	1,867

Costs and expenses:
Cost of revenues (excludes items below)	16,789	16,654	135	34,098	31,211	2,887
Purchases from related parties	57	981	(924)	120	1,766	(1,646)
Consumer excise taxes	1,428	1,269	159	2,808	2,478	330
Depreciation and amortization	236	218	18	466	434	32
Selling, general and administrative expenses	376	288	88	639	505	134
Other taxes	64	59	5	138	127	11

Total costs and expenses	18,950	19,469	(519)	38,269	36,521	1,748

Income from operations	1,307	1,325	(18)	2,263	2,144	119
Related party net interest and other financial income	—	18	(18)	—	35	(35)
Net interest and other financial income (costs)	(17)	(10)	(7)	(39)	(24)	(15)

Income before income taxes	1,290	1,333	(43)	2,224	2,155	69
Provision for income taxes	476	531	(55)	814	824	(10)

Net income	$814	$802	$12	$1,410	$1,331	$79

Consolidated net income was $12 million and $79 million higher in the second quarter and first six months of 2012 compared to the second quarter and first six months of 2011, primarily due to a higher Refining & Marketing gross margin, which increased to $11.13 and $9.76 per barrel in the second quarter and first six months of 2012 from $10.78 and $8.78 per barrel in the second quarter and first six months of 2011.

Total revenues and other income decreased $537 million in the second quarter and increased $1.87 billion in the first six months of 2012 compared to the second quarter and first six months of 2011, primarily due to changes in refined product selling prices.

Sales to related parties decreased $25 million in the second quarter and $47 million in the first six months of 2012 compared to the second quarter and first six months of 2011 primarily due to lower refined product and crude oil sales volumes. The crude oil sales in 2011 were to Marathon Oil, which are not classified as related party sales in periods subsequent to the Spinoff.

Income from equity method investments decreased $8 million in the second quarter and $15 million in the first six months of 2012 compared to the second quarter and first six months of 2011, primarily due to $7 million and $12 million decreases in income from our investment in LOOP and $4 million and $5 million decreases in income from our ethanol investments. These impacts were partially offset in the second quarter of 2012 by a $3 million decrease in losses from our investment in Centennial. LOOP experienced reductions in shipment volumes in the second quarter and first six months of 2012 compared to the same periods of 2011. At June 30, 2012, Centennial was not shipping product; therefore, we continued to evaluate the carrying value of our equity investment in Centennial and concluded that no impairment was required.

Other income decreased $9 million in the second quarter and $22 million in the first six months of 2012 compared to the second quarter and first six months of 2011, primarily due to a decrease in income from transition services provided to the buyer of the Minnesota Assets and a decrease in dividends received from our investment in a pipeline company. The decrease for the first six months of 2012 was also due to a decrease in sales of Renewable Identification Numbers.

Cost of revenues increased $2.89 billion in the first six months of 2012 compared to the first six months of 2011. The increase in the first six months of 2012 was primarily due to higher acquisition costs of crude oil and refined products in the Refining & Marketing segment, which resulted from increased volumes. The increase in crude oil volumes was partially due to purchases from Marathon Oil not being classified as related party purchases in periods subsequent to the Spinoff. These impacts were partially offset by decreased acquisition costs of other charge and blendstocks, primarily due to decreased volumes. In the first six months of 2012, crude oil volumes were up 11 percent, refined product volumes were up 16 percent and other charge and blendstocks volumes were down 20 percent.

Purchases from related parties decreased $924 million in the second quarter and $1.65 billion in the first six months of 2012 compared to the second quarter and first six months of 2011. The decreases were primarily due to purchases of crude oil from Marathon Oil after the Spinoff not being classified as related party transactions.

Selling, general and administrative expenses increased $88 million in the second quarter and $134 million first six months of 2012 compared to the second quarter and first six months of 2011. Employee compensation and benefits expenses comprised $81 million and $110 million of the increases, which was primarily due to $83 million of pension settlement expenses that were recognized in the second quarter of 2012. Contract service expenses increased $19 million and $42 million primarily due to higher information technology costs associated with being a separate stand-alone company and higher refinery-related contract services. These impacts were partially offset by lower shared services costs and having no allocations from Marathon Oil subsequent to the Spinoff.

Related party net interest and other financial income decreased $18 million in the second quarter and $35 million in the first six months of 2012 compared to the second quarter and first six months of 2011, due to our short-term investments in PFD Preferred Stock being redeemed prior to the Spinoff. See Note 3 to the unaudited consolidated financial statements for further discussion of our investment in PFD Preferred Stock.

Net interest and other financial costs increased $7 million in the second quarter and $15 million in the first six months of 2012 compared to the second quarter and first six months of 2011, primarily reflecting decreased foreign currency gains and increased bank service and other fees. We capitalized third-party interest of $36 million in the second quarter and $66 million in the first six months of 2012 compared to $28 million and $48 million in the same periods of 2011. The capitalized interest is primarily associated with the Detroit refinery heavy oil upgrading and expansion project.

Provision for income taxes decreased $55 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to the $43 million decrease in income before income taxes and lower state income taxes. During the second quarter of 2011, state income tax legislative changes were enacted, primarily in Michigan, resulting in an increase in tax expense of $17 million. The effective income tax rate was 37 percent in the second quarter of 2012 compared to 40 percent in the second quarter of 2011. The provision for income taxes for the second quarter of 2011, which was prior to the Spinoff, was computed as if we were a stand-alone company. See Note 10 to the unaudited consolidated financial statements for further details.

Segment Results

Revenues are summarized by segment in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Refining & Marketing	$18,805	$19,412	$37,728	$36,017
Speedway	3,633	3,583	6,918	6,568
Pipeline Transportation	109	102	208	195

Segment revenues	22,547	23,097	44,854	42,780
Elimination of intersegment revenues	(2,302)	(2,337)	(4,344)	(4,178)

Total revenues	$20,245	$20,760	$40,510	$38,602

Items included in both revenues and costs:
Consumer excise taxes	$1,428	$1,269	$2,808	$2,478

Refining & Marketing segment revenues decreased $607 million in the second quarter and increased $1.71 billion in the first six months of 2012 compared to the second quarter and first six months of 2011, primarily due to changes in refined product selling prices. Our average refined product selling prices were $3.01 per gallon and $3.04 per gallon in the second quarter and first six months of 2012 compared to $3.15 per gallon and $2.95 per gallon in the second quarter and first six months of 2011. The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per gallon)	2012	2011	2012	2011
Chicago spot unleaded regular gasoline	$2.89	$3.12	$2.88	$2.85
Chicago spot ultra-low sulfur diesel	2.89	3.14	2.93	2.97
USGC spot unleaded regular gasoline	2.79	2.97	2.88	2.79
USGC spot ultra-low sulfur diesel	2.94	3.08	3.05	2.96

Refining & Marketing intersegment sales to our Speedway segment were $2.21 billion in the second quarter and $4.17 billion in the first six months of 2012 compared to $2.25 billion in the second quarter and $4.01 billion in the first six months of 2011. Intersegment refined product sales volumes were 678 million gallons in the second quarter and 1.29 billion gallons in the first six months of 2012 compared to 660 million gallons in the second quarter and 1.27 billion gallons in the first six months of 2011.

Speedway segment revenues increased $50 million in the second quarter and $350 million in the first six months of 2012 compared to the second quarter and first six months of 2011, primarily due to higher gasoline and distillates sales, which increased $13 million and $271 million in the second quarter and first six months of 2012, and higher merchandise sales, which increased $33 million and $65 million in the same periods. The increase in gasoline and distillates sales in the second quarter was primarily due to higher sales volumes partially offset by lower selling prices while the increase in the first six months of 2012 was primarily due to higher sales volumes and higher selling prices. Our gasoline and distillates sales volumes increased 31 million gallons and 44 million gallons in the second quarter and first six months of 2012 compared to the same periods of 2011. Our gasoline and distillates selling prices averaged $3.62 per gallon and $3.57 per gallon in the second quarter and first six months of 2012 compared to $3.76 per gallon and $3.49 per gallon in the second quarter and first six months of 2011.

Income before income taxes and income from operations by segment are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Income from operations by segment:
Refining & Marketing	$1,325	$1,260	$2,268	$2,062
Speedway	107	80	157	113
Pipeline Transportation	50	54	92	105
Items not allocated to segments:
Corporate and other unallocated items (a)	(92)	(69)	(171)	(136)
Pension settlement expenses	(83)	—	(83)	—

Income from operations	1,307	1,325	2,263	2,144
Net interest and other financial income (costs) (b)	(17)	8	(39)	11

Income before income taxes	$1,290	$1,333	$2,224	$2,155

(a)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from Marathon Oil for the periods ended June 30, 2011, and costs related to certain non-operating assets.

(b)	Includes related party net interest and other financial income.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per barrel)	2012	2011	2012	2011
Chicago LLS 6-3-2-1 (a) (b)	$9.11	$7.38	$4.76	$3.80
USGC LLS 6-3-2-1 (a)	7.76	3.45	6.51	2.39
Blended 6-3-2-1 (c)	8.46	5.53	5.60	3.14
LLS	108.22	118.43	113.89	113.09
WTI	93.35	102.34	98.15	98.50
LLS—WTI differential	14.87	16.09	15.74	14.59
Sweet/Sour differential (a) (d)	10.50	11.02	12.09	11.71

(a)	All spreads and differentials are measured against prompt LLS.
(b)	Calculation utilizes USGC 3% Bunker value as a proxy for Chicago residual fuel price.
(c)	Blended Chicago/USGC crack spread is 52%/48% in 2012 and 53%/47% in 2011 based on MPC’s refining capacity by region in each period.
(d)	LLS (prompt)—[delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

Refining & Marketing segment income from operations increased $65 million in the second quarter and $206 million in the first six months of 2012 compared to the second quarter and first six months of 2011, primarily due to a higher Refining & Marketing gross margin per barrel, which averaged $11.13 per barrel in the second quarter and $9.76 per barrel in the first six months of 2012 compared to $10.78 per barrel in the second quarter and $8.78 per barrel in the first six months of 2011. Our realized Refining & Marketing gross margin for the second quarter and first six months of 2012 improved from the same periods of 2011 primarily due to larger Chicago and USGC LLS 6-3-2-1 blended crack spreads. The increase in the first six months of 2012 was also due to wider differentials between WTI and other light sweet crudes such as LLS and an increase in WTI-priced crude oil volumes. The blended crack spread increased $2.93 per barrel and $2.46 per barrel in the second quarter and first six months of 2012, and we estimate this had positive impacts on our Refining & Marketing gross margin of $341 million and $590 million, respectively. The discount of WTI to LLS increased $1.15 per barrel in the first six months of 2012 as a result of logistical constraints in the U.S. mid-continent markets. We estimate this had a $207 million positive impact on our Refining & Marketing gross margin in the first six months of 2012.

For the second quarter 2012, the positive impacts on the Refining & Marketing gross margin were partially offset by a narrower sweet/sour differential, a reduced contango market structure and other unfavorable crude oil acquisition costs, as well as higher direct operating costs, primarily associated with higher planned turnaround and major maintenance expenses at our Robinson, Illinois refinery. For the first six months 2012, the positive impacts on the Refining & Marketing gross margin were partially offset by a decrease in the volume of sour crude oil processed, a reduced contango market structure and other unfavorable crude oil acquisition costs.

Within our refining system, sour crude accounted for 54 percent and 50 percent of our crude oil processed in the second quarter and first six months of 2012 compared to 54 percent in each of the same periods of 2011.

The 1,208 thousand barrels per day (“mbpd”) of crude oil refined in the second quarter and 1,177 mbpd in the first six months of 2012 was higher than the 1,196 mbpd in the second quarter and 1,155 mbpd in the first six months of 2011. Other charge and blendstocks throughput decreased 45 mbpd and 39 mbpd in the second quarter and first six months of 2012 compared to the same periods of 2011, primarily due to a combination of increased crude oil throughput and operational economics at our Garyville, Louisiana refinery.

The following table includes certain key operating statistics for the Refining & Marketing segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Refining & Marketing gross margin (dollars per barrel) (a)	$11.13	$10.78	$9.76	$8.78
Direct operating costs in Refining & Marketing gross margin (dollars per barrel): (b)
Planned turnaround and major maintenance	$0.88	$0.65	$0.96	$0.94
Depreciation and amortization	1.39	1.26	1.39	1.29
Other manufacturing (c)	3.05	2.94	3.11	3.23

Total	$5.32	$4.85	$5.46	$5.46

Refined product sales volumes (thousands of barrels per day) (d)	1,571	1,561	1,551	1,551

(a)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined product sales volumes.

(b)	Per barrel of total refinery throughputs.
(c)	Includes utilities, labor, routine maintenance and other operating costs.
(d)	Includes intersegment sales.

Speedway segment income from operations increased $27 million in the second quarter and $44 million in the first six months of 2012 compared to the second quarter and first six months of 2011, primarily due to increases in merchandise gross margin and gasoline and distillates gross margin, partially offset by increases in operating expense attributable to an increase in the number of convenience stores. Merchandise gross margin was $203 million in the second quarter and $382 million in the first six months of 2012 compared to $178 million in the second quarter and $336 million in the first six months of 2011. The increases in the merchandise gross margin were primarily due to margin expansion resulting from higher merchandise and food sales system wide. Same-store merchandise sales increased 2.2 percent and 2.1 percent in the second quarter and first six months of 2012 compared to the same periods of 2011.

Speedway’s gasoline and distillates gross margin per gallon averaged 16.39 cents in the second quarter and 13.77 cents in the first six months of 2012, compared with 15.02 cents in the second quarter and 12.88 cents in the first six months of 2011. Same-store gasoline sales volume increased 2.1 percent and 0.5 percent in the second quarter and first six months of 2012 compared to the same periods of 2011. The primary factor affecting higher same-store gasoline sales volume in the second quarter of 2012 was the lower average retail price of gasoline.

Pipeline Transportation segment income from operations decreased $4 million in the second quarter and $13 million in the first six months of 2012 compared to the second quarter and first six months of 2011. The decrease primarily reflects a reduction in income from pipeline affiliates due to reduced shipment volumes.

Corporate and other unallocated expenses increased $23 million in the second quarter and $35 million in the first six months of 2012 compared to the second quarter and first six months of 2011, primarily due to our administrative units realizing the impact of being a stand-alone company in 2012 compared to expenses incurred prior to the June 30, 2011 Spinoff.

During the second quarter of 2012, we recorded pretax cumulative pension settlement expenses of $83 million resulting from the level of employee lump sum retirement distributions occurring in 2012. We anticipate recording additional pension settlement expenses of approximately $25 million in the third quarter 2012 based on lump sum distributions to be made during the quarter. However, this expected increase in pension expenses will be partially offset by an approximately $19 million reduction in pension expenses in the third quarter of 2012 associated with pension plan amendments made in the second quarter of 2012. See Note 18 to the unaudited consolidated financial statements for additional information on the pension plan amendments.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents balance was $1.90 billion at June 30, 2012 compared to $3.08 billion at December 31, 2011. The change in cash and cash equivalents was due to the factors discussed below.

Net cash provided by operating activities totaled $616 million in the first six months of 2012, compared to $952 million in the first six months of 2011. The $336 million decrease was primarily due to increases in working capital, partially offset by higher noncash income adjustments. Changes in working capital were a net $1.86 billion use of cash in the first six months of 2012 compared to a net $882 million use of cash in the first six months of 2011. The $1.86 billion use of cash in the first six months of 2012 was primarily due to a decrease in accounts payable and accrued liabilities resulting primarily from decreases in crude oil payable volumes and prices, and an increase in inventories resulting primarily from increases in crude oil and refined product inventory volumes. Partially offsetting these uses of cash was a decrease in accounts receivable primarily caused by lower crude oil receivable volumes and prices. The $882 million use of cash in the first six months of 2011 was primarily due to the impact of increased crude oil and refined product prices on accounts receivable, the impact of decreased crude oil volumes on accounts payable and the impact of increased crude oil and refined product inventory volumes, partially offset by the impact of increased crude oil prices on accounts payable.

Net cash used in investing activities totaled $798 million in the first six months of 2012, compared to net cash provided by investing activities of $1.94 billion in the first six months of 2011. The $2.74 billion change was primarily due to net redemptions of related party debt securities in the first six months of 2011.

Net investments in related party debt securities was a source of cash of $2.40 billion in the first six months of 2011. All such activity reflected the net cash flow from redemptions and purchases of PFD Preferred Stock. Prior to the Spinoff, all investments in PFD Preferred Stock were redeemed, and the agreement with PFD was terminated. See Note 3 to the unaudited consolidated financial statements for further discussion of our investments in PFD Preferred Stock.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following table reconciles additions to property, plant and equipment to reported total capital expenditures and investments:

	Six Months Ended June 30,
(In millions)	2012	2011
Additions to property, plant and equipment	$635	$517
Acquisitions(a)	155	74
Decrease in capital accruals	(76)	(9)

Total capital expenditures	714	582
Investments in equity method investees	7	7

Total capital expenditures and investments	$721	$589

(a)	Excludes inventory acquired and liability assumed in 2012.

Capital expenditures and investments are summarized by segment below:

	Six Months Ended June 30,
(In millions)	2012	2011
Refining & Marketing	$331	$376
Speedway (a)	198	102
Pipeline Transportation	98	38
Corporate and Other (b)	94	73

Total	$721	$589

(a)	Includes acquisitions of 87 convenience stores in May 2012 and 23 convenience stores in May 2011.
(b)	Includes capitalized interest of $66 million and $58 million for the six months ended June 30, 2012 and 2011, respectively.

The Detroit refinery heavy oil upgrading and expansion project comprised 60 percent and 61 percent (excluding capitalized interest associated with this project) of our Refining & Marketing segment capital spending in the first six months of 2012 and 2011, respectively.

Cash used in acquisitions increased $89 million in the first six months of 2012 compared to the first six months of 2011, primarily due to an increase in the number of convenience stores acquired by Speedway LLC, which acquired 87 convenience stores in May 2012 and 23 convenience stores in May 2011.

Cash provided by asset disposals decreased $127 million in the first six months of 2012 compared to the first six months of 2011, primarily due to the collection of a receivable in the first six months of 2011 related to the sale of our Minnesota Assets in December 2010.

Net cash used in financing activities totaled $1.00 billion in the first six months of 2012 and $1.39 billion in the first six months of 2011. The net use of cash in the first six months of 2012 was primarily due to the common stock repurchases under our ASR program and dividend payments. The net use of cash in the first six months of 2011 was primarily due to the net repayment of debt payable to Marathon Oil and its subsidiaries and net distributions to Marathon Oil, partially offset by cash provided by the issuance of long-term debt. These activities were undertaken to effect the Spinoff. See Note 16 to the unaudited consolidated financial statements for additional information on our long-term debt.

Net borrowings and repayments under our long-term debt payable to Marathon Oil and its subsidiaries was a use of cash of $3.62 billion in the first six months of 2011. The agreements with Marathon Oil and its subsidiaries were terminated in 2011. See Note 3 to the unaudited consolidated financial statements for further discussion of these financing agreements.

Distributions to Marathon Oil totaled $699 million in the first six months of 2011, primarily related to net cash distributions paid to Marathon Oil to effect the Spinoff, partially offset by income taxes it incurred on our behalf.

Derivative Instruments

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources

As of June 30, 2012, our liquidity totaled $4.90 billion consisting of:

(In millions)	June 30, 2012
Cash and cash equivalents	$1,895
Revolving credit agreement	2,000
Trade receivables securitization facility	1,000

Total	$4,895

At June 30, 2012, we had no borrowings or letters of credit outstanding under our revolving credit agreement or our trade receivables securitization facility.

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

Our revolving credit agreement, as amended and effective July 1, 2011 (the “Credit Agreement”), contains covenants that we consider usual and customary for an agreement of this type, including a maximum ratio of Net Consolidated Indebtedness as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the Credit Agreement) for each consecutive four fiscal quarter period of 3.0 to 1.0 and a minimum ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Credit Agreement) for each consecutive four fiscal quarter period of 3.5 to 1.0. As of June 30, 2012, we were in compliance with these debt covenants with a ratio of Net Consolidated Indebtedness to Consolidated EBITDA (as defined in the Credit Agreement) of 0.6 to 1.0 and a ratio of Consolidated EBITDA to Consolidated Interest Expense (as defined in the Credit Agreement) of 79.1 to 1.0.

As of June 30, 2012, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

Debt-to-Total-Capital Ratio

Our debt-to-total-capital ratio (total debt to total debt plus stockholders’ equity) was 24 percent at June 30, 2012 and 26 percent at December 31, 2011 as shown in the calculation below.

(In millions)	June 30, 2012	December 31, 2011
Long-term debt due within one year	$19	$15
Long-term debt	3,316	3,292

Total debt	$3,335	$3,307

Calculation of debt-to-total-capital ratio:
Total debt	$3,335	$3,307
Plus stockholders’ equity	10,326	9,505

Total debt plus stockholders’ equity	$13,661	$12,812

Debt-to-total-capital ratio	24%	26%

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

As of June 30, 2012, we plan to make additional contributions of approximately $125 million to our funded pension plans in 2012.

On July 25, 2012, our board of directors approved a 35 cents per share dividend, payable September 10, 2012 to stockholders of record at the close of business on August 16, 2012.

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. We may utilize various methods to effect the repurchases, which could include open market purchases, negotiated block transactions, ASRs or open market solicitations for shares. On February 3, 2012, we entered into an $850 million ASR program with a major financial institution as part of this authorization. Under the ASR program, we received 17,581,344 shares of MPC common stock in the first quarter of 2012. On July 25, 2012, an additional 2,776,036 shares were delivered to us, for a total of 20,357,380 repurchased shares, which concluded the ASR program. The total number of shares repurchased under the ASR program was based on the volume-weighted average price of our common stock during the repurchase period, subject to provisions that set a minimum and maximum number of shares. Upon final settlement, the average per share amount paid for all shares purchased under the ASR program was $41.75. The ASR program is accounted for as treasury stock purchase transactions, reducing the weighted average number of basic and diluted common shares outstanding by the shares repurchased, and as a forward contracts indexed to our common stock. After the effects of our ASR program, $1.15 billion of the $2.0 billion amount authorized by our board of directors was available for share repurchases at June 30, 2012. The timing of repurchases, if any, outside of the ASR program will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

The above discussion includes forward-looking statements with respect to the share repurchase plan. Factors that could affect the share repurchase plan and its timing include, but are not limited to, business conditions, availability of liquidity, and the market price of our common stock.

Contractual Cash Obligations

As of June 30, 2012, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. There were no material changes to these obligations since December 31, 2011 outside the ordinary course of business.

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

We have provided various guarantees related to equity method investees. In conjunction with the Spinoff, we entered into arrangements with Marathon Oil providing various indemnities and guarantees. These arrangements are described in Note 20 to the unaudited consolidated financial statements.

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

For the six months ended June 30, 2011, purchases of crude oil and natural gas from Marathon Oil accounted for five percent or less of the combined total of cost of revenues and purchases from related parties. Related party purchases of crude oil and natural gas from Marathon Oil were at market-based contract prices. The crude oil prices were based on indices that represented market value for time and place of delivery and that were also used in third-party contracts. The natural gas prices equaled the price at which Marathon Oil purchased the natural gas from third parties plus the cost of transportation.

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

There have been no significant changes to our environmental matters and compliance costs during the six months ended June 30, 2012.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2012.

Accounting Standards Not Yet Adopted

In July 2012, the FASB issued an accounting standards update which gives an entity the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, through the qualitative assessment, an entity determines that it is more likely than not that the intangible asset is impaired, the quantitative impairment test must then be performed. The accounting standards update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Early adoption is permitted. Adoption of this accounting standards update is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

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

See Notes 14 and 15 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes. During the first quarter 2012, we terminated our interest rate swap agreements, which we had designated as fair value hedges.

Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2012 is provided in the following table.

	Incremental Change in IFO from a Hypothetical Price Increase of		Incremental Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of June 30, 2012
Crude	$(109)	$(271)	$119	$298
Refined products	(34)	(85)	43	111

We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.

We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2012 would cause future IFO effects to differ from those presented above.

Sensitivity analysis of the projected incremental effect of a hypothetical 100-basis-point shift in interest rates on financial assets and liabilities as of June 30, 2012 is provided in the following table.

(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities)(a)
Long-term debt(b)	$(3,359	) (c)	$(336	) (d)

(a)

Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	Excludes capital leases.
(c)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(d)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2012.

At June 30, 2012, our portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2012, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Income from Operations by segment
Refining & Marketing	$1,325	$1,260	$2,268	$2,062
Speedway	107	80	157	113
Pipeline Transportation	50	54	92	105
Items not allocated to segments:
Corporate and other unallocated items	(92)	(69)	(171)	(136)
Pension settlement expenses	(83)	—	(83)	—

Income from operations	$1,307	$1,325	$2,263	$2,144

Capital Expenditures and Investments(a)
Refining & Marketing	$178	$220	$331	$376
Speedway (b)	187	97	198	102
Pipeline Transportation	60	24	98	38
Corporate and Other(c)	56	44	94	73

Total	$481	$385	$721	$589

(a)	Capital expenditures include changes in capital accruals.
(b)	Includes acquisitions of 87 convenience stores in May 2012 and 23 convenience stores in May 2011.
(c)

Includes capitalized interest of $36 million and $29 million for the three months ended June 30, 2012 and 2011, respectively and $66 million and $58 million for the six months ended June 30, 2012 and 2011, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)	1,591	1,578	1,574	1,570
Refining & Marketing Operating Statistics
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,208	1,196	1,177	1,155
Other charge and blendstocks	131	176	153	192

Total	1,339	1,372	1,330	1,347

Crude Oil Capacity Utilization percent(b)	101	105	99	101
Refined Product Yields (thousands of barrels per day):
Gasoline	724	744	720	738
Distillates	422	429	409	419
Propane	26	26	26	25
Feedstocks and special products	102	117	116	116
Heavy fuel oil	18	21	17	21
Asphalt	71	59	62	54

Total	1,363	1,396	1,350	1,373

Refining & Marketing Refined Product Sales Volume (thousands of barrels per day)(c)	1,571	1,561	1,551	1,551
Refining & Marketing Gross Margin (dollars per barrel)(d)	$11.13	$10.78	$9.76	$8.78
Direct Operating Costs in Refining & Marketing Gross Margin (dollars per barrel):(e)
Planned turnaround and major maintenance	$0.88	$0.65	$0.96	$0.94
Depreciation and amortization	1.39	1.26	1.39	1.29
Other manufacturing(f)	3.05	2.94	3.11	3.23

Total	$5.32	$4.85	$5.46	$5.46

Speedway Operating Statistics
Convenience stores at period-end	1,455	1,378
Gasoline & distillates sales (millions of gallons)	756	725	1,462	1,418
Gasoline & distillates gross margin (dollars per gallon)(g)	$0.1639	$0.1502	$0.1377	$0.1288
Merchandise sales (in millions)	$776	$743	$1,471	$1,406
Merchandise gross margin (in millions)	$203	$178	$382	$336
Pipeline Transportation Operating Statistics
Pipeline throughput (thousands of barrels per day)(h) :
Crude oil pipelines	1,193	1,221	1,157	1,197
Refined products pipelines	954	1,014	935	994

Total	2,147	2,235	2,092	2,191

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.
(b)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.
(c)	Includes intersegment sales.
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

Part II – Other Information

Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal proceedings involving a variety of matters, including matters relating to environmental laws and regulations. Any specific matters discussed below are either new proceedings or material developments in proceedings previously reported.

Litigation

We are a defendant in a number of lawsuits and other proceedings arising in the ordinary course of business. The resolution of some of these lawsuits and proceedings could, individually or in the aggregate, be material. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe the resolution of these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Environmental Proceedings

As reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2012, in September 2011, Marathon Petroleum Company LP received an Enforcement Notice from the Michigan Department of Environmental Quality (“MDEQ”) regarding a product release at a facility in Stockbridge, Michigan. In the Enforcement Notice, MDEQ alleges certain environmental violations involving Michigan’s water protection laws. In March 2012, the MDEQ issued a draft Administrative Consent Order to resolve these alleged violations. In August 2012, we tentatively agreed to pay a civil penalty of $186,000 and are working with the MDEQ to finalize the terms of the Administrative Consent Order.

We are involved in a number of other environmental enforcement proceedings arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Administrative Proceedings

As reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2012, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (“NOPV”) to our subsidiary Marathon Pipe Line LLC (“MPL”) on August 24, 2010 related to a March 10, 2009 incident at St. James, Louisiana. The NOPV included a proposed civil penalty of approximately $1 million. On April 30, 2012, we signed a Consent Agreement and Order to resolve this matter with PHMSA. The Consent Agreement and Order requires MPL to pay a civil penalty of $842,650 and to undertake and complete a Supplemental Safety and Environmental Project with a minimum cost of $305,000. The civil penalty of $842,650 was paid in May 2012.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth a summary of our purchases during the quarter ended June 30, 2012, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. There were no shares received during the second quarter of 2012 under our accelerated share repurchase program.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
04/01/12—04/30/12	2,792	$43.35	—	$1,150,000,000
05/01/12—05/31/12	—	—	—	1,150,000,000
06/01/12—06/30/12	361	38.48	—	1,150,000,000

Total	3,153	$42.79	—

(a)	3,153 shares of our common stock were delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements.
(b)

“Average Price Paid per Share” reflects the price paid for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

(c)

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of our common stock over a two-year period that expires on January 31, 2014. On February 3, 2012, we entered into an accelerated share repurchase, or ASR, program and paid $850 million to purchase our common stock. Pursuant to the program, we received 9,986,000 and 7,595,344 shares of our common stock on February 3, 2012 and March 2, 2012, respectively. On July 25, 2012, an additional 2,776,036 shares of our common stock were delivered to us, for a total of 20,357,380 repurchased shares, which concluded the ASR program. Upon final settlement, the average per share amount paid for all shares purchased under the ASR program was $41.75.

Item 6. Exhibits

		Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054

3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation					X

10.1	Marathon Petroleum Corporation 2012 Incentive Compensation Plan	S-8	4.3	4/27/2012	333-181007

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X

101.INS+	XBRL Instance Document.						X

101.SCH+	XBRL Taxonomy Extension Schema.						X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.						X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.						X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase.						X

101.LAB+	XBRL Taxonomy Extension Label Linkbase.						X

+	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2012	MARATHON PETROLEUM CORPORATION

	By:	/s/ Michael G. Braddock
Michael G. Braddock
Vice President and Controller