Form 10-Q
period 2012-09-30
Marathon Petroleum Corp
filed 2012-11-09
CIK 1510295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

There were 339,183,110 shares of Marathon Petroleum Corporation common stock outstanding as of October 31, 2012.

MARATHON PETROLEUM CORPORATION

Form 10-Q

Quarter Ended September 30, 2012

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries, and for periods prior to its spinoff from Marathon Oil Corporation, the Refining, Marketing & Transportation Business of Marathon Oil Corporation.

Part I—Financial Information

Item 1. Financial Statements

Marathon Petroleum Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$21,047	$20,614	$61,551	$59,165
Sales to related parties	2	2	6	53
Income from equity method investments	7	15	18	41
Net gain on disposal of assets	175	5	178	10
Other income	18	17	28	49

Total revenues and other income	21,249	20,653	61,781	59,318

Costs and expenses:
Cost of revenues (excludes items below)	17,190	16,896	51,288	48,107
Purchases from related parties	84	80	204	1,846
Consumer excise taxes	1,463	1,329	4,271	3,807
Depreciation and amortization	246	227	712	661
Selling, general and administrative expenses	305	299	944	804
Other taxes	66	63	204	190

Total costs and expenses	19,354	18,894	57,623	55,415

Income from operations	1,895	1,759	4,158	3,903
Related party net interest and other financial income	1	—	1	35
Net interest and other financial income (costs)	(26)	(15)	(65)	(39)

Income before income taxes	1,870	1,744	4,094	3,899
Provision for income taxes	646	611	1,460	1,435

Net income	$1,224	$1,133	$2,634	$2,464

Per Share Data (See Note 6)
Basic:
Net income per share	$3.61	$3.18	$7.69	$6.91
Weighted average shares outstanding	338	356	342	356
Diluted:
Net income per share	$3.59	$3.16	$7.65	$6.88
Weighted average shares outstanding	340	357	344	358
Dividends paid	$0.35	$0.20	$0.85	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net income	$1,224	$1,133	$2,634	$2,464
Other comprehensive income:
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of ($5), ($3), $28 and $20	(9)	(5)	46	31
Prior service costs, net of tax of $10, $1, $207 and $2	17	1	344	3
Other, net of tax of $-, $-, $- and $-	—	(1)	—	(1)

Other comprehensive income (loss)	8	(5)	390	33

Comprehensive income	$1,232	$1,128	$3,024	$2,497

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$3,387	$3,079
Receivables, less allowance for doubtful accounts of $2 and $3	5,101	5,461
Inventories	3,889	3,320
Other current assets	139	141

Total current assets	12,516	12,001
Equity method investments	300	302
Property, plant and equipment, net	12,532	12,228
Goodwill	930	842
Other noncurrent assets	305	372

Total assets	$26,583	$25,745

Liabilities
Current liabilities:
Accounts payable	$6,951	$8,189
Payroll and benefits payable	287	312
Consumer excise taxes payable	264	337
Accrued taxes	709	558
Long-term debt due within one year	20	15
Other current liabilities	77	180

Total current liabilities	8,308	9,591
Long-term debt	3,329	3,292
Deferred income taxes	1,954	1,310
Defined benefit postretirement plan obligations	1,270	1,783
Deferred credits and other liabilities	255	264

Total liabilities	15,116	16,240

Commitments and contingencies (see Note 20)

Stockholders' Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued—359 million and 357 million shares (par value $0.01 per share, 1 billion shares authorized)	4	4
Held in treasury, at cost—20 million shares at September 30, 2012	(852)	—
Additional paid-in capital	9,563	9,482
Retained earnings	3,241	898
Accumulated other comprehensive loss	(489)	(879)

Total stockholders’ equity	11,467	9,505

Total liabilities and stockholders’ equity	$26,583	$25,745

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2012	2011
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$2,634	$2,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	712	661
Pension and other postretirement benefits, net	119	86
Deferred income taxes	425	129
Net gain on disposal of assets	(178)	(10)
Equity method investments, net	13	(11)
Changes in the fair value of derivative instruments	8	(109)
Changes in:
Current receivables	360	(630)
Inventories	(555)	(549)
Current accounts payable and accrued liabilities	(1,160)	644
All other, net	71	(4)

Net cash provided by operating activities	2,449	2,671

Investing activities:
Additions to property, plant and equipment	(966)	(844)
Acquisitions	(190)	(74)
Disposal of assets	52	141
Investments in related party debt securities—purchases	—	(10,326)
—redemptions	—	12,730
Investments—loans and advances	(26)	(53)
—redemptions and repayments	94	53
All other, net	3	8

Net cash provided by (used in) investing activities	(1,033)	1,635

Financing activities:
Long-term debt payable to Marathon Oil and subsidiaries—borrowings	—	7,748
—repayments	—	(11,366)
Long-term debt—borrowings	—	2,989
—repayments	(12)	(9)
Debt issuance costs	(6)	(60)
Issuance of common stock	54	1
Common stock repurchased	(850)	—
Dividends paid	(291)	(71)
Distributions to Marathon Oil	—	(699)
All other, net	(3)	—

Net cash used in financing activities	(1,108)	(1,467)

Net increase in cash and cash equivalents	308	2,839
Cash and cash equivalents at beginning of period	3,079	118

Cash and cash equivalents at end of period	$3,387	$2,957

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Stockholders’ Equity / Net Investment (Unaudited)

(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity / Net Investment
Balance as of December 31, 2010	$—	$—	$—	$—	$8,867	$(623)	$8,244
Net income	—	—	—	1,133	1,331	—	2,464
Dividends paid	—	—	—	(71)	—	—	(71)
Distributions to Marathon Oil	—	—	—	—	(618)	(11)	(629)
Other comprehensive income	—	—	—	—	—	33	33
Shares issued—stock-based compensation	—	—	7	—	—	—	7
Stock-based compensation	—	—	1	—	—	—	1
Reclassification of net investment to additional paid-in capital	—	—	9,580	—	(9,580)	—	—
Issuance of common stock at spin-off	4	—	(4)	—	—	—	—

Balance as of September 30, 2011	$4	$—	$9,584	$1,062	$—	$(601)	$10,049

Balance as of December 31, 2011	$4	$—	$9,482	$898	$—	$(879)	$9,505
Net income	—	—	—	2,634	—	—	2,634
Dividends paid	—	—	—	(291)	—	—	(291)
Shares repurchased	—	(850)	—	—	—	—	(850)
Shares issued (returned)—stock-based compensation	—	(2)	55	—	—	—	53
Stock-based compensation	—	—	35	—	—	—	35
Other comprehensive income	—	—	—	—	—	390	390
Other	—	—	(9)	—	—	—	(9)

Balance as of September 30, 2012	$4	$(852)	$9,563	$3,241	$—	$(489)	$11,467

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2011	357	—
Shares issued—stock-based compensation	2	—
Shares repurchased	—	(20)

Balance as of September 30, 2012	359	(20)

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

2. Accounting Standards

Recently Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update giving an entity the option to use a qualitative assessment to determine whether or not the entity is required to perform the two-step goodwill impairment test. If, through a qualitative assessment, an entity determines that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the entity is required to perform the two-step goodwill impairment test. The amendments in the update were effective for annual and interim goodwill testing performed in fiscal years beginning after December 15, 2011. The adoption of this accounting standards update in the first quarter of 2012 did not have an impact on our consolidated results of operations, financial position or cash flows. We perform the annual goodwill impairment testing for each of our reporting units in the fourth quarter.

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

Not Yet Adopted

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, through the qualitative assessment, an entity determines that it is more likely than not that the intangible asset is impaired, the quantitative impairment test must then be performed. The accounting standards update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Early adoption is permitted. Adoption of this accounting standards update is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

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

We believe that transactions with related parties, other than certain administrative transactions with the Marathon Oil Companies to effect the Spinoff and related to the provision of services, were conducted on terms comparable to those with unaffiliated parties.

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

We entered into a transition services agreement with Marathon Oil under which we were providing each other with a variety of administrative services on an as-needed basis for a period of time not to exceed one year following the Spinoff. The charges under the transition services agreement were at cost-based rates that had been negotiated between us and Marathon Oil. Services provided to us by the Marathon Oil Companies during the first half of 2012 included accounting, audit, treasury, information technology and health, environmental, safety and security. Services provided by us to the Marathon Oil Companies during the first half of 2012 included administrative services, legal, human resources, accounting, audit, information technology and health, environmental, safety and security. The transition services agreement terminated on June 30, 2012.

Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Equity method investees:
Centennial	$—	$—	$1	$34
Other equity method investees	2	2	5	6
Marathon Oil Companies	—	—	—	13

Total	$2	$2	$6	$53

Related party sales to Centennial consist primarily of petroleum products. Related party sales to the Marathon Oil Companies consisted of crude oil, which were based on contractual prices that were market-based, and pipeline operating revenue.

Purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Equity method investees:
Centennial	$—	$—	$9	$31
LOOP	11	24	32	56
TAME	29	41	89	112
TACE	35	8	50	35
Other equity method investees	9	7	24	22
Marathon Oil Companies	—	—	—	1,590

Total	$84	$80	$204	$1,846

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

The Marathon Oil Companies performed certain services for us prior to the Spinoff such as executive oversight, accounting, treasury, tax, legal, procurement and information technology services. We also provided certain services to the Marathon Oil Companies prior to the Spinoff, such as legal, human resources and tax services. The two groups of companies charged each other for these shared services at a negotiated rate. Where costs incurred by the Marathon Oil Companies on our behalf could not practically be determined by specific utilization, these costs were primarily allocated to us based on headcount or computer utilization. Our management believes those allocations were a reasonable reflection of the utilization of services provided. However, those allocations may not have fully reflected the expenses that would have been incurred had we been a stand-alone company during the periods presented. Net charges from the Marathon Oil Companies for these services reflected within selling, general and administrative expenses in the consolidated statements of income were $26 million for the nine months ended September 30, 2011.

Current receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

(In millions)	September 30, 2012	December 31, 2011
Equity method investees	$3	$2

Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

(In millions)	September 30, 2012	December 31, 2011
Equity method investees:
Centennial	$—	$7
LOOP	4	5
TAME	4	4
TACE	3	2
Other equity method investees	3	2

Total	$14	$20

We have a throughput and deficiency agreement with LOOP, which had a prepaid tariff balance of $4 million at December 31, 2011. The prepaid tariff was utilized during the nine months ended September 30, 2012. We also had a throughput and deficiency agreement with Centennial, which expired on March 31, 2012. The prepaid tariff balance was $14 million at September 30, 2012 and $11 million at December 31, 2011. During the first quarter of 2012, we impaired our prepaid tariff with Centennial. For additional information on the impairment, see Note 14. Prepaid tariff balances are reflected in other noncurrent assets on the consolidated balance sheets.

During the nine months ended September 30, 2011, we borrowed $7,748 million and repaid $10,319 million under the credit agreement with MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil. The credit agreement was terminated on June 30, 2011, and there has been no subsequent activity.

There were no borrowings during the nine months ended September 30, 2011 under our revenue bonds proceeds subsidiary loan agreement with Marathon Oil. The loan balance outstanding as of December 31, 2010 of $1,047 million was repaid on February 1, 2011 and the loan was terminated effective April 1, 2011.

Our investments in shares of PFD Redeemable Class A, Series 1 Preferred Stock (“PFD Preferred Stock”) were accounted for as investments in related party available-for-sale debt securities and were redeemed prior to the Spinoff.

Related party net interest and other financial income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Dividend income:
PFD Preferred Stock	$—	$—	$—	$35
Interest income	1	—	1	—
Interest expense:
PFD credit agreement	—	—	—	3
Marathon Oil loan agreement	—	—	—	5
Interest capitalized	—	—	—	(8)

Net interest expense	—	—	—	—

Related party net interest and other financial income	$1	$—	$1	$35

We also recorded property, plant and equipment additions related to capitalized interest incurred by Marathon Oil on our behalf of $2 million during the nine months ended September 30, 2011, which were reflected as contributions from Marathon Oil.

Certain asset or liability transfers between us and Marathon Oil, including assets and liabilities contributed under the separation and distribution agreement related to the Spinoff, and certain expenses, such as stock-based compensation, incurred by Marathon Oil on our behalf have been recorded as non-cash capital contributions or distributions. The net non-cash capital contributions from Marathon Oil were $81 million in the nine months ended September 30, 2011.

4. Acquisitions

In July 2012, Speedway LLC acquired 10 convenience stores located in the northern Kentucky and southwestern Ohio regions from Road Ranger LLC in exchange for cash and a truck stop location in the Chicago metropolitan area. In connection with this acquisition, our Speedway segment recorded $5 million of goodwill, which is deductible for income tax purposes.

In May 2012, Speedway LLC acquired 87 convenience stores situated throughout Indiana and Ohio from GasAmerica Services, Inc., along with the associated inventory, intangible assets and two parcels of undeveloped real estate. In connection with this acquisition, our Speedway segment recorded $83 million of goodwill, which is deductible for income tax purposes.

In May 2011, Speedway LLC acquired 23 convenience stores in Indiana and Illinois. In connection with this acquisition, our Speedway segment recorded $9 million of goodwill, which is deductible for income tax purposes.

These acquisitions support our strategic initiative to increase our Speedway segment sales. The principal factors contributing to a purchase price resulting in goodwill included the acquired stores complementing our existing network in our Midwest market, access to our refined product transportation systems and the potential for higher merchandise sales.

Assuming these transactions had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

5. Variable Interest Entity

On December 1, 2010, we completed the sale of most of our Minnesota assets. These assets included the 74,000 barrel-per-day St. Paul Park refinery and associated terminals, 166 convenience stores primarily branded SuperAmerica (including six stores in Wisconsin), along with the SuperMom’s bakery (a baked goods and sandwich supply operation) and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. We refer to these as the “Minnesota Assets.” The terms of the sale included (1) a preferred stock interest in the entity that holds the Minnesota Assets with a stated value of $80 million, (2) a maximum $125 million earnout provision payable to us over eight years, (3) a maximum $60 million of margin support payable to the buyer over two years, up to a maximum of $30 million per year, (4) a receivable from the buyer of $107 million which was fully collected during the nine months ended September 30, 2011, and (5) guarantees with a maximum exposure of $11 million made by us on behalf of and to the buyer related to a limited number of convenience store sites. As a result of this continuing involvement, the related gain on sale of $89 million was initially deferred.

In July 2012, the buyer of our Minnesota Assets successfully completed an initial public offering (“IPO”). The successful completion of this IPO triggered the provisions in our May 4, 2012 settlement agreement with the buyer to be effective. Under the settlement agreement, we were released from our obligation to pay margin support and the buyer was released from its obligation to pay us under the earnout provisions contained in the original sales agreement. Also, the buyer redeemed our $80 million preferred equity interest, paid us $12 million for dividends accrued on our preferred equity interest and paid us $40 million of cash, for total cash receipts of $132 million. In addition, the buyer issued to us a new preferred security valued at $45 million. As a result, we recognized income before income taxes of approximately $183 million during the nine months ended September 30, 2012, which included $86 million of the deferred gain that was recorded when the sale transaction was originally closed.

The buyer of our Minnesota Assets continues to be a variable interest entity (“VIE”). At September 30, 2012, our variable interests in this VIE included our new preferred security, which was reflected at $45 million in other noncurrent assets on our consolidated balance sheet at September 30, 2012, and store lease guarantees. Our maximum exposure to loss due to this VIE at September 30, 2012 was $54 million.

We are not the primary beneficiary of this VIE and, therefore, do not consolidate it because we lack the power to control or direct the activities that impact the VIE’s operations and economic performance. Our preferred security does not allow us to appoint any members of the board of managers to the VIE and limits our voting ability to only certain matters. Also, individually and cumulatively, neither of our variable interests expose us to residual returns or expected losses that are significant to the VIE.

6. Income per Common Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share assumes exercise of stock options and stock appreciation rights, full vesting of non-participating restricted stock awards and payout of share-settled performance unit awards, provided the effect is not anti-dilutive.

On June 30, 2011, 356,337,127 shares of our common stock were distributed to Marathon Oil stockholders in conjunction with the Spinoff. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed this amount to be outstanding for periods prior to the Spinoff presented in the calculation of weighted average shares. In addition, for the diluted weighted average share calculations, we have assumed the dilutive securities outstanding at June 30, 2011 were also outstanding for each of the periods prior to the Spinoff presented. Excluded from the diluted weighted average share calculation for the three and nine months ended September 30, 2012 are approximately two million and four million shares, respectively, related to stock-based compensation awards as their effect would be anti-dilutive. Excluded from the diluted weighted average share calculation for the three and nine months ended September 30, 2011 are approximately four million shares related to stock-based compensation awards as their effect would be anti-dilutive.

The calculation of weighted average shares for the three and nine months ended September 30, 2012 also includes non-participating restricted shares. MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011
Basic earnings per share:
Allocation of earnings:
Net income	$1,224	$1,133	$2,634	$2,464
Income allocated to participating securities	2	2	5	4

Income available to common stockholders—basic	$1,222	$1,131	$2,629	$2,460

Weighted average common shares outstanding	338	356	342	356

Basic earnings per share	$3.61	$3.18	$7.69	$6.91

Diluted earnings per share:
Allocation of earnings:
Net income	$1,224	$1,133	$2,634	$2,464
Income allocated to participating securities	2	2	5	4

Income available to common stockholders—diluted	$1,222	$1,131	$2,629	$2,460

Weighted average common shares outstanding	338	356	342	356
Effect of dilutive securities	2	1	2	2

Weighted average common shares, including dilutive effect	340	357	344	358

Diluted earnings per share	$3.59	$3.16	$7.65	$6.88

7. Stockholders’ Equity

Share repurchase plan—On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares. After the effects of our accelerated share repurchase (“ASR”) program discussed below, $1.15 billion of the $2.0 billion amount authorized by our board of directors was available for share repurchases at September 30, 2012. The timing of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Accelerated share repurchase program—On February 3, 2012, we entered into an $850 million ASR program with a major financial institution to repurchase shares of MPC common stock under the approved share repurchase plan authorized by our board of directors. Under the ASR program, we received 17,581,344 shares of our common stock during the first quarter of 2012. On July 25, 2012, an additional 2,776,036 shares were delivered to us, for a total of 20,357,380 repurchased shares, which concluded the ASR program. The total number of shares repurchased under the ASR program was based generally on the volume-weighted average price of our common stock during the repurchase period, subject to provisions that set a minimum and maximum number of shares. Upon final settlement, the average per share amount paid for all shares purchased under the ASR program was $41.75. The shares repurchased under the ASR program were accounted for as treasury stock purchase transactions, reducing the weighted average number of basic and diluted common shares outstanding by the shares repurchased, and as forward contracts indexed to our common stock. The forward contracts were accounted for as equity instruments.

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

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended September 30, 2012
Revenues:
Customer	$17,242	$3,787	$19	$21,048
Intersegment(a)	2,387	1	97	2,485
Related parties	2	—	—	2

Segment revenues	19,631	3,788	116	23,535
Elimination of intersegment revenues	(2,387)	(1)	(97)	(2,485)

Total revenues	$17,244	$3,787	$19	$21,050

Segment income from operations	$1,691	$76	$52	$1,819
Income (loss) from equity method investments	(1)	—	8	7
Depreciation and amortization(b)	198	29	13	240
Capital expenditures and investments(c)(d)	182	59	71	312

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended September 30, 2011
Revenues:
Customer	$16,929	$3,668	$17	$20,614
Intersegment(a)	2,313	—	90	2,403
Related parties	2	—	—	2

Segment revenues	19,244	3,668	107	23,019
Elimination of intersegment revenues	(2,313)	—	(90)	(2,403)

Total revenues	$16,931	$3,668	$17	$20,616

Segment income from operations	$1,711	$85	$56	$1,852
Income from equity method investments	5	—	10	15
Depreciation and amortization(b)	179	28	12	219
Capital expenditures and investments(c)	224	19	31	274

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Nine Months Ended September 30, 2012
Revenues:
Customer	$50,794	$10,703	$57	$61,554
Intersegment(a)	6,560	3	266	6,829
Related parties	5	—	1	6

Segment revenues	57,359	10,706	324	68,389
Elimination of intersegment revenues	(6,560)	(3)	(266)	(6,829)

Total revenues	$50,799	$10,703	$58	$61,560

Segment income from operations	$3,959	$233	$144	$4,336
Income (loss) from equity method investments	(2)	—	20	18
Depreciation and amortization(b)	574	84	37	695
Capital expenditures and investments(c)(d)(e)	513	257	169	939

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Nine Months Ended September 30, 2011
Revenues:
Customer	$48,883	$10,236	$46	$59,165
Intersegment(a)	6,327	—	254	6,581
Related parties	51	—	2	53

Segment revenues	55,261	10,236	302	65,799
Elimination of intersegment revenues	(6,327)	—	(254)	(6,581)

Total revenues	$48,934	$10,236	$48	$59,218

Segment income from operations	$3,773	$198	$161	$4,132
Income from equity method investments	9	—	32	41
Depreciation and amortization(b)	534	82	34	650
Capital expenditures and investments(c)(f)	600	121	69	790

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.
(b)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.
(c)	Capital expenditures include changes in capital accruals.
(d)	Includes Speedway’s acquisition of 10 convenience stores in July 2012.
(e)	Includes Speedway’s acquisition of 87 convenience stores in May 2012.
(f)	Includes Speedway’s acquisition of 23 convenience stores in May 2011.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Segment income from operations	$1,819	$1,852	$4,336	$4,132
Items not allocated to segments:
Corporate and other unallocated items(a)	(74)	(93)	(245)	(229)
Minnesota Assets sale settlement gain(b)	183	—	183	—
Pension settlement expenses(c)	(33)	—	(116)	—
Net interest and other financial income (costs)	(25)	(15)	(64)	(4)

Income before income taxes	$1,870	$1,744	$4,094	$3,899

(a)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from the Marathon Oil Companies for periods prior to the Spinoff and costs related to certain non-operating assets.

(b)	See Note 5.
(c)	See Note 18.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Segment capital expenditures and investments	$312	$274	$939	$790
Less: Investments in equity method investees	5	—	12	7
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	19	3	47	18
Capitalized interest	29	28	95	86

Total capital expenditures(a)(b)	$355	$305	$1,069	$887

(a)	Capital expenditures include changes in capital accruals.
(b)	See Note 17 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

The following reconciles total revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Total revenues (as reported above)	$21,050	$20,616	$61,560	$59,218
Plus: Corporate and other unallocated items	(1)	—	(3)	—
Less: Sales to related parties	2	2	6	53

Sales and other operating revenues (including consumer excise taxes)	$21,047	$20,614	$61,551	$59,165

Total assets by reportable segment were:

(In millions)	September 30, 2012	December 31, 2011
Refining & Marketing	$16,808	$17,294
Speedway	1,979	1,597
Pipeline Transportation	1,764	1,556
Corporate and Other	6,032	5,298

Total consolidated assets	$26,583	$25,745

9. Other Items

Net interest and other financial income (costs) was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Interest:
Interest income	$1	$1	$3	$2
Interest expense(a)	(49)	(45)	(142)	(118)
Interest capitalized(a)	29	28	95	76

Total interest	(19)	(16)	(44)	(40)
Other:
Net foreign currency gains/(losses)	(1)	6	(1)	12
Bank service and other fees	(6)	(5)	(20)	(11)

Total other	(7)	1	(21)	1

Net interest and other financial income (costs)	$(26)	$(15)	$(65)	$(39)

(a)	See Note 3 for information on related party interest expense and capitalized interest.

10. Income Taxes

The combined federal, state and foreign effective income tax rate was 35 percent for each of the three months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, the effective tax rates were 36 percent and 37 percent, respectively. The effective tax rates presented exceeded the U.S. statutory rate of 35 percent due to state and local tax expense, partially offset by permanent benefit differences. During the nine months ended September 30, 2011, state income tax legislative changes were enacted, primarily in Michigan, resulting in an increase in tax expense of $19 million. The provision for income taxes for periods prior to the Spinoff has been computed as if we were a stand-alone company.

We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2007 and 2003 tax years, respectively. We had $28 million of unrecognized benefits as of September 30, 2012. Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-Spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 20.

11. Inventories

(In millions)	September 30, 2012	December 31, 2011
Crude oil and refinery feedstocks	$1,589	$1,339
Refined products	2,038	1,725
Merchandise	67	65
Supplies and sundry items	195	191

Total (at cost)	$3,889	$3,320

Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. There were no liquidations of LIFO inventories for the three and nine months ended September 30, 2012 or the three months ended September 30, 2011. Cost of revenues decreased and income from operations increased by less than $1 million for the nine months ended September 30, 2011, as a result of liquidations of LIFO inventories.

12. Property, Plant and Equipment

(In millions)	September 30, 2012	December 31, 2011
Refining & Marketing	$14,884	$14,221
Speedway	2,024	1,887
Pipeline Transportation	1,726	1,593
Corporate and Other	417	372

Total	19,051	18,073
Less accumulated depreciation	6,519	5,845

Net property, plant and equipment	$12,532	$12,228

13. Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows:

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Balance as of December 31, 2011	$551	$129	$162	$842
Acquisitions(a)	—	88	—	88

Balance as of September 30, 2012	$551	$217	$162	$930

(a)	See Note 4 for information on the acquisitions.

14. Fair Value Measurements

Fair Values—Recurring

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 by fair value hierarchy level.

	September 30, 2012
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$99	$—	$—	$73	$172
Other assets	2	—	—	—	2

Total assets at fair value	$101	$—	$—	$73	$174

Commodity derivative instruments, liabilities	$(75)	$—	$—	$—	$(75)

	December 31, 2011
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$26	$1	$—	$107	$134
Interest rate derivative instruments, assets	—	19	—	—	19
Other assets	2	—	—	—	2

Total assets at fair value	$28	$20	$—	$107	$155

Commodity derivative instruments, liabilities	$(45)	$(1)	$—	$—	$(46)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Beginning balance	$—	$(2)	$—	$2,402
Total realized and unrealized losses included in net income	—	—	(2)	—
Purchases of PFD Preferred Stock(a)	—	—	—	10,326
Redemptions of PFD Preferred Stock(a)	—	—	—	(12,730)
Settlements of derivative instruments	—	1	2	1

Ending balance	$—	$(1)	$—	$(1)

(a)

For information on PFD Preferred Stock, see Note 3. The fair value of our PFD Preferred Stock investment was measured using an income approach since the securities were not publicly traded; therefore, they were classified as Level 3 in the fair value hierarchy.

There were no unrealized gains or losses recorded in net income for the three and nine months ended September 30, 2012 related to Level 3 derivative instruments held at September 30, 2012. Net income for both the three and nine months ended September 30, 2011, included unrealized losses of $1 million related to Level 3 derivative instruments held at September 30, 2011. See Note 15 for the income statement impacts of our derivative instruments.

Fair Values – Nonrecurring

The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Nine Months Ended September 30, 2012
(In millions)	Fair Value	Impairment
Other noncurrent assets	$—	$14

As a result of changing market conditions and declining throughput volumes, we impaired our Refining & Marketing segment’s prepaid tariff with Centennial by $14 million during the first quarter of 2012. The fair value measurement of the prepaid tariff was based on the income approach utilizing the probability of shipping sufficient volumes on Centennial’s pipeline over the remaining life of the throughput and deficiency credits, which expire on March 31, 2014 if not utilized. This measurement is classified as Level 3.

Fair Values – Reported

The following table summarizes financial instruments on the basis of their nature, characteristics and risk at September 30, 2012 and December 31, 2011, excluding the derivative financial instruments reported above.

	September 30, 2012		December 31, 2011
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$249	$59	$289	$93
Other	30	29	31	30

Total financial assets	$279	$88	$320	$123

Financial liabilities:
Long-term debt(a)	$3,489	$3,007	$3,203	$3,008
Deferred credits and other liabilities	24	24	21	21

Total financial liabilities	$3,513	$3,031	$3,224	$3,029

(a)	Excludes capital leases

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

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$99	$75	Other current assets

	December 31, 2011
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$26	$45	Other current assets
Interest rate derivatives	19	—	Other noncurrent assets
Commodity derivatives	1	1	Other current liabilities

Derivatives Designated as Fair Value Hedges

During the first quarter of 2012, we terminated interest rate swap agreements with a notional amount of $500 million that had been entered into as fair value hedges on our 3.50 percent senior notes due in March 2016. There was a $20 million gain on the termination of the transactions, which has been accounted for as an adjustment to our long-term debt balance. The gain is being amortized over the remaining life of the 3.50 percent senior notes, which reduces our interest expense. The interest rate swaps had no hedge ineffectiveness.

Derivatives not Designated as Hedges

Derivatives that are not designated as hedges may include commodity derivatives used to manage price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil and (4) the acquisition of ethanol for blending with refined products.

The table below summarizes open commodity derivative contracts as of September 30, 2012:

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	18,300
Exchange-traded	Short	(34,870)
Refined Products(b)
Exchange-traded	Long	3,219
Exchange-traded	Short	(4,872)

(a)	100 percent of these contracts expire in the fourth quarter of 2012.
(b)	100 percent of these contracts expire in the fourth quarter of 2012.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(In millions)	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
Income Statement Location	2012	2011	2012	2011
Sales and other operating revenues	$(32)	$(11)	$6	$(30)
Cost of revenues	(251)	269	58	464
Other income	—	—	—	1

Total	$(283)	$258	$64	$435

16. Debt

Our outstanding borrowings at September 30, 2012 and December 31, 2011 consisted of the following:

(In millions)	September 30, 2012	December 31, 2011
Marathon Petroleum Corporation:
Revolving credit agreement due 2017	$—	$—
3.500% senior notes due March 1, 2016	750	750
5.125% senior notes due March 1, 2021	1,000	1,000
6.500% senior notes due March 1, 2041	1,250	1,250
Consolidated subsidiaries:
Capital lease obligations due 2012-2027(a)	342	299
MPLX Operations LLC revolving credit agreement due 2017	—	—
Trade receivables securitization facility due 2014	—	—

Total	3,342	3,299
Unamortized discount	(10)	(11)
Fair value adjustments(b)	17	19
Amounts due within one year	(20)	(15)

Total long-term debt due after one year	$3,329	$3,292

(a)

These obligations as of September 30, 2012 include $147 million related to assets under construction at that date for which a capital lease will commence upon completion of construction. The amounts currently reported are based upon the percent of construction completed as of September 30, 2012 and therefore do not reflect future lease obligations of $166 million related to the assets.

(b)	See Notes 14 and 15 for information on interest rate swaps.

There were no borrowings or letters of credit outstanding under the revolving credit agreements or the trade receivable securitization facility at September 30, 2012.

MPC Revolving Credit Agreement - On September 14, 2012, we entered into a five-year senior unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders and terminated our previous revolving credit agreement. Under the Credit Agreement, we have an initial borrowing capacity of $2.0 billion. We have the right to seek to increase the total amount available under the Credit Agreement to $2.5 billion, subject to certain conditions including the consent of the lenders whose commitments would be increased. The Credit Agreement includes letter of credit issuing capacity of up to $2.0 billion and swingline loan capacity of up $100 million. We may, subject to certain conditions, request that the term of the Credit Agreement be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of this type. The financial covenant included in the Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt (as defined in the Credit Agreement) to Total Capitalization (as defined in the Credit Agreement) of no greater than 0.65 to 1.00. In addition, the Credit Agreement includes limitations on the indebtedness of our subsidiaries, other than subsidiaries that guarantee our obligations under the Credit Agreement and our ability, and the ability of our subsidiaries, to incur liens on property or assets or enter into certain transactions with affiliates.

Borrowings of revolving loans under the Credit Agreement bear interest, at either (i) the sum of the Adjusted LIBO Rate (as defined in the Credit Agreement), plus a margin ranging between 1.00 percent to 2.00 percent, depending on our credit ratings, or (ii) the sum of the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging between zero percent to 1.00 percent, depending on our credit ratings. The Credit Agreement also provides for customary fees, including administrative agent fees, annual commitment fees ranging from 0.10 percent to 0.35 percent, depending on our credit ratings, on the unused portion, fees in respect to letters of credit and other fees.

During the three months ended September 30, 2012, we expensed $1 million of the deferred financing costs from the previous revolving credit agreement related to lenders who discontinued participation in the credit revolver arrangement. The remaining $22 million of deferred financing costs from the previous revolving credit agreement will be amortized over the life of the new revolving credit agreement.

MPLX Operations LLC Revolving Credit Agreement - On September 14, 2012, MPLX Operations LLC, an affiliate of MPC and wholly-owned subsidiary of MPLX LP (“MPLX”) following the consummation of the MPLX initial public offering (see Note 21), as the borrower, and MPLX, as the parent guarantor, entered into a five-year senior unsecured revolving credit agreement (“MPLX Credit Agreement”) with a syndicate of lenders, which will provide MPLX with an independent source of liquidity following the MPLX initial public offering. The MPLX Credit Agreement has an initial borrowing loan capacity of $500 million. MPLX has the right to seek to increase the total amount available under the MPLX Credit Agreement to $800 million, subject to certain conditions, including the consent of the lenders whose commitments would be increased. The MPLX Credit Agreement includes letter of credit issuing capacity of up to $250 million and swingline loan capacity of up to $50 million. MPLX may, subject to certain conditions, request that the term of the MPLX Credit Agreement be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date.

The MPLX Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type. The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions).

Borrowings of revolving loans under the MPLX Credit Agreement bear interest, at either (i) the sum of the Adjusted LIBO Rate (as defined in the MPLX Credit Agreement), plus a margin ranging from 1.00 percent to 2.00 percent, or (ii) the sum of the Alternate Base Rate (as defined in the MPLX Credit Agreement), plus a margin ranging from zero percent to 1.00 percent. Prior to MPLX receiving a rating from Standard & Poor’s Rating Group or Moody’s Investor Service, Inc. for its Index Debt (as defined in the MPLX Credit Agreement), the margin that is added to the applicable interest rate is based on MPLX’s ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA for the prior four fiscal quarters. Once MPLX receives a rating, if ever, the margin added to the applicable interest rate will be based on MPLX’s credit ratings. The MPLX Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees ranging from 0.10 percent to 0.35 percent of the unused portion, depending on MPLX’s ratio of Consolidated Total Debt as of the end of the fiscal quarter to Consolidated EBITDA for the prior four fiscal quarters prior to the rating date, or MPLX’s credit ratings subsequent to the rating date, fronting and issuance fees in respect to letters of credit and other fees.

17. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2012	2011
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$69	$35
Income taxes paid to taxing authorities(a)	776	54
Non-cash investing and financing activities:
Property, plant and equipment contributed by Marathon Oil	$—	$81
Capital lease obligations increase	43	17
Acquisition:
Intangible asset acquired	3	—
Liability assumed	2	—

(a)

U.S. federal and most state income taxes, if incurred, were paid by Marathon Oil for periods prior to the Spinoff. The amount for 2012 includes payments of $181 million for 2011 return period income taxes made to Marathon Oil under our tax sharing agreement, and in return we received an equal amount of minimum tax credits. See Note 20.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2012	2011
Additions to property, plant and equipment	$966	$844
Acquisitions(a)	180	74
Decrease in capital accruals	(77)	(31)

Total capital expenditures	$1,069	$887

(a)	Excludes inventory acquired and liability assumed in 2012.

The following is a reconciliation of contributions from (distributions to) Marathon Oil:

	Nine Months Ended September 30,
(In millions)	2012	2011
Distributions to Marathon Oil per consolidated statements of cash flows	$—	$(699)
Non-cash contributions from Marathon Oil	—	81

Distributions to Marathon Oil per consolidated statements of stockholders’ equity / net investment	$—	$(618)

18. Defined Benefit Pension and Other Postretirement Plans

The following summarizes the components of net periodic benefit cost:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$17	$16	$5	$5
Interest cost	20	28	5	6
Expected return on plan assets	(25)	(25)	—	—
Amortization – prior service cost (credit)	(11)	2	(1)	—
– actuarial loss	24	18	1	—
– net settlement loss	33	7	—	—

Net periodic benefit cost	$58	$46	$10	$11

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$49	$49	$15	$14
Interest cost	75	82	18	20
Expected return on plan assets	(76)	(73)	—	—
Amortization – prior service cost (credit)	(7)	5	(1)	—
– actuarial loss	70	53	1	—
– net settlement/curtailment loss	116	7	—	—

Net periodic benefit cost	$227	$123	$33	$34

During the nine months ended September 30, 2012, we made contributions of $127 million to our funded pension plans. We do not expect to make additional funding contributions to our funded pension plans over the remainder of 2012. Current benefit payments related to unfunded pension and other postretirement benefit plans were $2 million and $13 million, respectively, during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, lump sum payments to employees retiring in 2012 exceeded the plan’s total service and interest costs expected for the year. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, during the nine months ended September 30, 2012, we recorded pension settlement expenses related to our cumulative lump sum payments made during the first nine months of 2012.

On May 17, 2012, we communicated to our employees changes in the defined benefit pension plans for Speedway and the legacy portion of the Marathon Petroleum Retirement Plan effective January 1, 2013. Final average pensionable earnings used to calculate pension benefits under these plans will be fixed as of December 31, 2012. In addition, cap protection was added to limit potential annual lump sum distribution discount rate increases. These plan amendments resulted in an overall decrease in pension liabilities of approximately $537 million, with the offset primarily to other comprehensive income, which was recorded in the second quarter of 2012. The benefit of this liability reduction will be amortized into income through 2024.

On August 20, 2012, we communicated, to our impacted Medicare eligible retirees, changes in the post-65 medical plan coverage of the Marathon Petroleum Health Plan and the Marathon Petroleum Retiree Health Plan. Effective January 1, 2013, these Medicare eligible participants will now receive a tax free contribution to a health reimbursement account, which will replace benefits provided under the existing plans. Increases will be capped at 4 percent per year. This plan change resulted in a reduction in retiree medical liabilities of approximately $40 million. This was more than offset by an increase in retiree medical liabilities of approximately $57 million primarily due to a reduction in discount rates as of the remeasurement date. The overall net liability increase and the offset to other comprehensive income were recorded during the three months ended September 30, 2012.

19. Stock-Based Compensation Plans

Stock Option Awards

The following table presents a summary of stock option award activity for the nine months ended September 30, 2012:

	Number of Shares(a)	Weighted Average Exercise Price
Outstanding at December 31, 2011	9,372,370	$33.08
Granted	766,543	42.04
Exercised	(2,391,967)	24.58
Forfeited, canceled or expired	(113,543)	38.93

Outstanding at September 30, 2012	7,633,403	36.55

(a)	Includes an immaterial number of stock appreciation rights.

The grant date fair value of stock option awards granted was $14.43 per share for the nine months ended September 30, 2012. The fair value of stock options granted to our employees is estimated on the date of grant using the Black Scholes option-pricing model, which employs various assumptions. The assumption for expected volatility of our stock price was updated for the nine months ended September 30, 2012 to reflect a weighting of 25 percent of MPC’s common stock implied volatility and 75 percent of the historical volatility for a selected group of peer companies.

Restricted Stock Awards

The following table presents a summary of restricted stock award activity for the nine months ended September 30, 2012:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	348,691	$34.36	319,944	$29.43
Granted	411,435	42.96	31,531	41.29
RS’s Vested/RSU’s Issued	(109,504)	29.51	—	—
Forfeited	(10,946)	39.28	(116)	43.44

Outstanding at September 30, 2012	639,676	40.64	351,359	30.49

Performance Unit Awards

During the nine months ended September 30, 2012, we granted performance unit awards to certain officer employees. These awards will have a per unit payout determined based on the total shareholder return of MPC common stock compared to the total shareholder return of a selected combination of peer companies and index fund shareholder return over an average of four periods during the 36 month requisite service period. These performance units are designed to pay out 75 percent in cash and 25 percent in MPC common stock. The performance units paying out in cash are accounted for as liability awards and are recorded at fair value. The performance units settling in shares are accounted for as equity awards and have a grant date fair value of $1.09 per unit, as calculated using a Monte Carlo valuation model. The following table presents a summary of the activity for performance unit awards to be settled in shares for the nine months ended September 30, 2012:

Number of Units
Outstanding at December 31, 2011	—
Granted	2,040,000
Settled	—
Canceled	—

Outstanding at September 30, 2012	2,040,000

20. Commitments and Contingencies

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. For matters which we have not recorded an accrued liability, we are unable to estimate a range of possible loss for the reasons discussed in more detail below. However, the ultimate resolution of these contingencies could, individually or in the aggregate, be material.

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

At September 30, 2012 and December 31, 2011, accrued liabilities for remediation totaled $118 million and $117 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $49 million and $51 million at September 30, 2012 and December 31, 2011, respectively.

We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Lawsuits —In May 2007, the Kentucky attorney general filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleges that we overcharged customers by $89 million during September and October 2005. The complaint seeks disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. We are vigorously defending this litigation. If the lawsuit is resolved unfavorably, it could materially impact our consolidated results of operations, financial position or cash flows. We believe that this is the first lawsuit for damages and injunctive relief under the Kentucky emergency pricing laws to progress this far and it contains many novel issues. In May 2011, the Kentucky attorney general amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky governor on April 26, 2011 and which have since expired. The court denied the attorney general’s request for immediate injunctive relief, and the remainder of the 2011 claims likely will be resolved along with those dating from 2005. Management does not believe the ultimate resolution of this litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Guarantees related to indebtedness of equity method investees – We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC. Both LOOP and LOCAP LLC have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of September 30, 2012.

We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $48 million as of September 30, 2012.

We hold an interest in an ethanol production facility through our investment in TAME, and have guaranteed the repayment of TAME’s tax exempt bond financing through our participation as a lender in the credit agreement under which a letter of credit has been issued to secure repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at September 30, 2012.

Marathon Oil indemnifications—In conjunction with the Spinoff, we entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $3 million as of September 30, 2012, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the RM&T Business operations prior to the Spinoff that are not already reflected in the unrecognized tax benefits described in Note 10, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect the Spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $108 million as of September 30, 2012, which consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, an indemnity to the co-lenders associated with an equity method investee’s credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.

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

Contractual commitments—At September 30, 2012, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $182 million.

21. Subsequent Events

Pending Acquisition of Texas City Refinery and Related Logistics and Marketing Assets

On October 7, 2012, we entered into a purchase and sale agreement with BP Products North America Inc. and BP Pipelines (North America) Inc. (collectively, “BP”) to purchase BP’s 451,000 barrel per calendar day Texas City, Texas refinery, three intrastate natural gas liquid pipelines originating at the refinery, an allocation of BP’s Colonial Pipeline Company shipper history, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites and a 1,040 megawatt electric cogeneration facility. The base purchase price is $598 million plus the value of inventories at the time of closing, which at current prices is estimated at approximately $1.2 billion. Pursuant to the purchase and sale agreement, we may also be required to pay to BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. These assets complement our current geographic footprint and align with our strategic initiative of growing in existing and contiguous markets to enhance our portfolio. The transaction is expected to be funded with cash on hand, and is anticipated to close early in 2013, subject to the satisfaction of customary closing conditions, including regulatory approvals.

Initial Public Offering of MPLX

In 2012, we formed MPLX to own, operate, develop and acquire crude oil, refined product and other hydrocarbon-based product pipelines and other midstream assets. On October 31, 2012, MPLX closed its initial public offering of 19,895,000 common units at a price of $22.00 per unit, which included 2,595,000 units purchased by the underwriters through an over-allotment option. Net proceeds to MPLX from the sale of the units was approximately $405 million, net of underwriting discounts and commissions, structuring fees and estimated offering expenses (the “Offering Costs”) of $31 million and financing costs of $2 million. MPLX contributed approximately $192 million to MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), a subsidiary of MPLX, which Pipe Line Holdings will retain on behalf of MPLX and us to fund our respective pro rata portions of certain estimated expansion capital expenditures. MPLX distributed net proceeds to us of $203 million, in partial consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to these assets. MPLX GP LLC, a wholly-owned subsidiary of MPC, serves as the general partner of MPLX. We own a 73.6 percent interest in MPLX, including the general partner interest, and we expect to consolidate this entity for financial reporting purposes. The initial public offering represented the sale of a 26.4 percent interest in MPLX. Headquartered in Findlay, Ohio, MPLX’s initial assets consist of a 51 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States and a 100 percent interest in a butane storage cavern in West Virginia.

The following table is a reconciliation of proceeds from the offering:

(In millions)
Total proceeds from the offering	$438
Less: Offering Costs	(31)
Less: Revolving credit facility origination fees	(2)

Net proceeds from the offering	405
Less: Cash retained by MPLX	(10)
Less: Cash contribution to Pipe Line Holdings	(192)

Net proceeds distributed to MPC from the offering	$203

Second Accelerated Share Repurchase Program

On November 5, 2012, we announced that we entered into a $500 million ASR program. This ASR is the second tranche of share repurchases under the $2 billion share repurchase plan authorized by our board of directors in February 2012. The total number of shares to be repurchased will be based generally on the volume-weighted average price of MPC common stock during the repurchase period. It is anticipated that all market repurchases under the ASR will be completed before the end of the first quarter of 2013. As received, we will record the shares acquired as treasury stock. The total value of share repurchases pursuant to the two ASR programs implemented by MPC in 2012 is approximately $1.35 billion, with $650 million remaining under the current authorization.

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

We reported net income of $1.22 billion and $2.63 billion, or $3.59 and $7.65 per diluted share, for the third quarter and first nine months of 2012 compared to net income of $1.13 billion and $2.46 billion, or $3.16 and $6.88 per diluted share, for the third quarter and first nine months of 2011. The increase in the third quarter of 2012 was primarily due to a gain associated with the settlement agreement with the buyer of our Minnesota Assets of $183 million recognized in the third quarter of 2012, partially offset by increases in income taxes of $35 million and pension settlement expenses of $33 million. The increase in the first nine months of 2012 was primarily due to an increase in our Refining & Marketing segment income from operations of $186 million and a gain associated with the settlement agreement with the buyer of our Minnesota Assets of $183 million, partially offset by pension settlement expenses of $116 million.

Our Refining & Marketing segment generated income from operations of $1.69 billion in the third quarter of 2012, nearly equal to the $1.71 billion of income generated in the third quarter of 2012. The slight decrease was primarily due to higher crude oil acquisition costs and lower wholesale price realizations compared to market indicators, partially offset by a larger Chicago and U.S. Gulf Coast (“USGC”) Light Louisiana Sweet crude oil (“LLS”) 6-3-2-1 blended crack spread.

Our Refining & Marketing segment generated income from operations of $3.96 billion in the first nine months of 2012 compared to $3.77 billion in the first nine months of 2011. The increase was primarily due to an increase in our Refining & Marketing gross margin, which averaged $10.92 per barrel in the first nine months of 2012 compared to $10.30 per barrel in the first nine months of 2011. This was primarily a result of a larger USGC LLS 6-3-2-1 blended crack spread, partially offset by unfavorable crude oil acquisition costs.

The Detroit, Michigan refinery heavy oil upgrading and expansion project has been a significant portion of our 2012 capital spending. The project is nearly complete and on budget. In early September 2012, we began a 70-day turnaround with the expanded Detroit refinery anticipated to be online in November 2012.

Our Speedway segment generated income from operations of $76 million and $233 million in the third quarter and first nine months of 2012 compared to income from operations of $85 million and $198 million in the third quarter and first nine months of 2011. The decrease in the third quarter of 2012 was primarily due to a decrease in our gasoline and distillates gross margin and an increase in expenses, partially offset by an increase in our merchandise gross margin. The increase in the first nine months of 2012 was primarily due to an increase in our merchandise gross margin, partially offset by an increase in expenses.

In July 2012, Speedway LLC acquired 10 convenience stores located in the northern Kentucky and southwestern Ohio regions from Road Ranger LLC in exchange for cash and a truck stop location in the Chicago metropolitan area. In May 2012, Speedway LLC acquired 87 convenience stores situated throughout Indiana and Ohio from GasAmerica Services, Inc. These acquisitions support our strategic initiative to increase Speedway segment sales and complement our existing network of assets.

Our Pipeline Transportation segment generated income from operations of $52 million and $144 million in the third quarter and first nine months of 2012 compared to income from operations of $56 million and $161 million in the third quarter and first nine months of 2011. The decreases primarily reflect reductions in income from pipeline affiliates due to reduced shipment volumes and dividend income.

On October 7, 2012, we entered into a purchase and sale agreement with BP to purchase certain refining assets and related logistics and marketing assets, which we refer to collectively as the BP Texas City assets. Pursuant to the purchase and sale agreement, the assets to be acquired include BP’s 451,000 barrel per calendar day Texas City, Texas refinery, three intrastate natural gas liquid pipelines originating at the refinery, an allocation of BP’s Colonial Pipeline Company shipper history, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites and a 1,040 megawatt electric cogeneration facility. The base purchase price is $598 million plus the value of inventories at the time of closing, which at current prices is estimated at approximately $1.2 billion. Pursuant to the purchase and sale agreement, we may also be required to pay to BP a contingent earnout up to an additional $700 million over six years, subject to certain conditions. The BP Texas City assets complement our current geographic footprint and align with our strategic initiative of growing in existing and contiguous markets to enhance our portfolio. The transaction is expected to be funded with cash on hand, and is anticipated to close early in 2013, subject to the satisfaction of customary closing conditions, including regulatory approvals.

On September 27, 2012, we signed a letter of intent with Harvest Pipeline Company, agreeing to jointly develop infrastructure that will facilitate transportation of hydrocarbon liquids production from the Utica Shale in eastern Ohio and western Pennsylvania. The proposed project is expected to result in up to 24,000 barrels per day of truck unloading capacity and a terminal capable of loading up to 50,000 barrels per day onto barges on the Ohio River at Wellsville, Ohio.

In 2012, we formed MPLX to own, operate, develop and acquire crude oil, refined products and other hydrocarbon-based product pipelines and other midstream assets. Headquartered in Findlay, Ohio, MPLX’s initial assets consist of a 51 percent indirect interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States and a 100 percent interest in a butane cavern in West Virginia. On October 31, 2012, MPLX closed its initial public offering of 19,895,000 common units at a price of $22.00 per unit, which included 2,595,000 units purchased by the underwriters through an over-allotment option. Net proceeds to MPLX from the sale of the units was approximately $405 million, net of underwriting discounts and commissions, structuring fees and estimated offering expenses of $31 million and financing costs of $2 million. MPLX contributed approximately $192 million to Pipe Line Holdings, a subsidiary of MPLX, which Pipe Line Holdings will retain on behalf of MPLX and us to fund our respective pro rata portions of certain estimated expansion capital expenditures. MPLX distributed net proceeds to us of $203 million, in partial consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to these assets. MPLX GP LLC, a wholly-owned subsidiary of MPC, serves as the general partner of MPLX. We own a 73.6 percent interest in MPLX, including the general partner interest. The initial public offering represented the sale of a 26.4 percent interest in MPLX.

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

On November 5, 2012, we announced that we entered into a $500 million ASR program. This ASR is the second tranche of share repurchases under the $2 billion share repurchase plan authorized by our board of directors in February 2012. The total number of shares to be repurchased will be based generally on the volume-weighted average price of MPC common stock during the repurchase period. It is anticipated that all market repurchases under the ASR will be completed before the end of the first quarter of 2013. As received, we will record the shares acquired as treasury stock. The total value of share repurchases pursuant to the two ASR programs implemented by MPC in 2012 is approximately $1.35 billion, with $650 million remaining under the current authorization.

On September 14, 2012, we entered into a five-year revolving credit agreement with an initial borrowing capacity of $2.0 billion and terminated our previous revolving credit agreement. On September 14, 2012, MPLX Operations LLC, an affiliate of MPC and wholly-owned subsidiary of MPLX following the consummation of the MPLX initial public offering, as the borrower, and MPLX, as the parent guarantor, entered into a five-year senior unsecured revolving credit agreement with an initial borrowing loan capacity of $500 million. The agreement became effective upon MPLX’s initial public offering and will provide MPLX with an independent source of liquidity.

The collective bargaining agreement for the hourly workers at our Catlettsburg refinery expired in January 2012. The agreement was temporarily extended while negotiations continued on a new collective bargaining agreement. The union ratified a new agreement in August 2012 and agreed to dismiss the unfair labor practice charges filed with the National Labor Relations Board. The new agreement is scheduled to expire in January 2015.

The above discussion includes forward-looking statements that relate to our expectations with respect to the Detroit refinery turnaround, the pending acquisition of the BP Texas City assets, the proposed project with Harvest Pipeline Company and the share repurchase plan. Factors that could affect the Detroit refinery turnaround include, but are not limited to, transportation logistics, availability of materials and labor, unforeseen hazards such as weather conditions and other risks customarily associated with major maintenance activities. Factors that could affect the pending acquisition of the BP Texas City assets, include, but are not limited to, our ability to successfully complete the acquisition of the BP Texas City assets, including, without limitation, the receipt of regulatory approvals and the satisfaction of other customary closing conditions. Factors that could affect the proposed project with Harvest Pipeline Company, include, but are not limited to, our ability to reach a definitive agreement with Harvest Pipeline Company and the timing and extent of hydrocarbon liquids production and demand from the Utica Shale. Factors that could affect the share repurchase plan and its timing, include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

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

Historically, West Texas Intermediate crude oil (“WTI”) has traded at prices similar to LLS. In the third quarter and first nine months of 2012 and 2011, WTI traded at prices significantly less than LLS, which favorably impacted our Refining & Marketing gross margin.

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

Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery, and we charge the related costs to expense when they are incurred. We had significant planned turnaround and major maintenance activities at our Detroit, Michigan; Garyville, Louisiana and Robinson, Illinois refineries during the first nine months of 2012. During the first nine months of 2011, significant planned turnaround and major maintenance activities occurred at our Canton, Ohio refinery.

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

Results of Operations

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2012	2011	Variance	2012	2011	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$21,047	$20,614	$433	$61,551	$59,165	$2,386
Sales to related parties	2	2	—	6	53	(47)
Income from equity method investments	7	15	(8)	18	41	(23)
Net gain on disposal of assets	175	5	170	178	10	168
Other income	18	17	1	28	49	(21)

Total revenues and other income	21,249	20,653	596	61,781	59,318	2,463

Costs and expenses:
Cost of revenues (excludes items below)	17,190	16,896	294	51,288	48,107	3,181
Purchases from related parties	84	80	4	204	1,846	(1,642)
Consumer excise taxes	1,463	1,329	134	4,271	3,807	464
Depreciation and amortization	246	227	19	712	661	51
Selling, general and administrative expenses	305	299	6	944	804	140
Other taxes	66	63	3	204	190	14

Total costs and expenses	19,354	18,894	460	57,623	55,415	2,208

Income from operations	1,895	1,759	136	4,158	3,903	255
Related party net interest and other financial income	1	—	1	1	35	(34)
Net interest and other financial income (costs)	(26)	(15)	(11)	(65)	(39)	(26)

Income before income taxes	1,870	1,744	126	4,094	3,899	195
Provision for income taxes	646	611	35	1,460	1,435	25

Net income	$1,224	$1,133	$91	$2,634	$2,464	$170

Consolidated net income was $91 million and $170 million higher in the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011. The increase in the third quarter of 2012 was primarily due to a gain associated with the settlement agreement with the buyer of our Minnesota Assets of $183 million recognized in the third quarter of 2012, partially offset by an increase in income taxes of $35 million and pension settlement expenses of $33 million. The increase in the first nine months of 2012 was primarily due to an increase in our Refining & Marketing segment income from operations of $186 million and a gain associated with the settlement agreement with the buyer of our Minnesota Assets of $183 million recognized in the first nine months of 2012, partially offset by increases in pension settlement expenses of $116 million and net interest expense of $60 million. The increase in our Refining & Marketing segment income from operations in the first nine months of 2012 was primarily due to a higher Refining & Marketing gross margin, which increased to $10.92 per barrel in the first nine months of 2012 from $10.30 per barrel in the first nine months of 2011.

Total revenues and other income increased $596 million in the third quarter and $2.46 billion in the first nine months of 2012 compared to the third quarter and first nine months of 2011, primarily due to increases in refined product selling prices, crude oil and refinery feedstock sales volumes and consumer excise taxes. The first nine months of 2012 also had an increase in refined product sales volumes compared to the first nine months of 2011.

Sales to related parties decreased $47 million in the first nine months of 2012 compared to the first nine months of 2011 primarily due to lower refined product and crude oil sales volumes. The crude oil sales in 2011 were to Marathon Oil, which are not classified as related party sales in periods subsequent to the June 30, 2011 Spinoff.

Income from equity method investments decreased $8 million in the third quarter and $23 million in the first nine months of 2012 compared to the third quarter and first nine months of 2011. The $8 million decrease in the third quarter of 2012 was primarily due to a $6 million decrease in income from our ethanol investments and a $2 million increase in losses from our investment in Centennial. The $23 million decrease in the first nine months of 2012 was primarily due to a $13 million decrease in income from our investment in LOOP and an $11 million decrease in income from our ethanol investments. Our ethanol investments experienced lower product margins in the third quarter and first nine months of 2012 and LOOP experienced reductions in shipment volumes in the first nine months of 2012 compared to the same periods of 2011. At September 30, 2012, Centennial was not shipping product; therefore, we continued to evaluate the carrying value of our equity investment in Centennial and concluded that no impairment was required.

Net gain on disposal of assets increased $170 million in the third quarter and $168 million in the first nine months of 2012 compared to the third quarter and first nine months of 2011, primarily due to the $171 million gain recognized in the third quarter of 2012 associated with the settlement agreement with the buyer of our Minnesota Assets, which included $86 million of the deferred gain that was recorded when the sale transaction was originally closed. See Note 5 to the unaudited consolidated financial statements.

Other income decreased $21 million in the first nine months of 2012 compared to the first nine months of 2011, primarily due to a decrease in income from transition services provided to the buyer of our Minnesota Assets, a decrease in dividends received from our investment in a pipeline company and a decrease in sales of Renewable Identification Numbers. These decreases were partially offset by $12 million of dividend income recognized in the first nine months of 2012 from our preferred equity interest in the buyer of our Minnesota Assets, which were paid in connection with our settlement agreement with the buyer. See Note 5 to the unaudited consolidated financial statements for additional information on the Minnesota Assets sale and subsequent settlement with the buyer.

Cost of revenues increased $3.18 billion in the first nine months of 2012 compared to the first nine months of 2011. The increase in the first nine months of 2012 was primarily due to higher acquisition costs of crude oil and refined products in the Refining & Marketing segment, which resulted from increased volumes and increased crude oil prices. The increase in crude oil volumes was partially due to purchases from Marathon Oil not being classified as related party purchases in periods subsequent to the Spinoff. These impacts were partially offset by decreased acquisition costs of other charge and blendstocks, primarily due to decreased volumes. In the first nine months of 2012, crude oil volumes were up 6 percent, refined product volumes were up 12 percent and other charge and blendstocks volumes were down 15 percent.

Purchases from related parties decreased $1.64 billion in the first nine months of 2012 compared to the first nine months of 2011, primarily due to purchases of crude oil from Marathon Oil after the June 30, 2011 Spinoff not being classified as related party transactions.

Consumer excise taxes increased $134 million in the third quarter and $464 million in the first nine months of 2012 compared to the same periods of 2011, primarily due to the December 31, 2011 expiration of the federal excise tax blender’s credits for ethanol and biodiesel.

Selling, general and administrative expenses increased $140 million in the first nine months of 2012 compared to the first nine months of 2011. Employee compensation and benefits expenses comprised $132 million of the increase, which was primarily due to $116 million of pension settlement expenses that were recognized in the first nine months of 2012. Contract service expenses increased $51 million primarily due to higher information technology costs associated with being a separate stand-alone company and higher refinery-related contract services. These impacts were partially offset by lower shared services costs and having no allocations from Marathon Oil subsequent to the Spinoff.

Related party net interest and other financial income decreased $34 million in the first nine months of 2012 compared to the first nine months of 2011, primarily due to our short-term investments in PFD Preferred Stock being redeemed prior to the Spinoff. See Note 3 to the unaudited consolidated financial statements for further discussion of our investment in PFD Preferred Stock.

Net interest and other financial costs increased $11 million in the third quarter and $26 million in the first nine months of 2012 compared to the third quarter and first nine months of 2011, primarily reflecting decreased foreign currency gains and increased bank service and other fees. We capitalized third-party interest of $29 million in the third quarter and $95 million in the first nine months of 2012 compared to $28 million and $76 million in the same periods of 2011. The capitalized interest is primarily associated with the Detroit refinery heavy oil upgrading and expansion project.

Segment Results

Revenues are summarized by segment in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Refining & Marketing	$19,631	$19,244	$57,359	$55,261
Speedway	3,788	3,668	10,706	10,236
Pipeline Transportation	116	107	324	302

Segment revenues	23,535	23,019	68,389	65,799
Elimination of intersegment revenues	(2,485)	(2,403)	(6,829)	(6,581)

Total revenues	$21,050	$20,616	$61,560	$59,218

Items included in both revenues and costs:
Consumer excise taxes	$1,463	$1,329	$4,271	$3,807

Refining & Marketing segment revenues increased $387 million in the third quarter and $2.10 billion in the first nine months of 2012 compared to the third quarter and first nine months of 2011, primarily due to increases in refined product selling prices, crude oil sales volumes and consumer excise taxes. Our average refined product selling prices, including consumer excise taxes, were $3.05 per gallon and $3.04 per gallon in the third quarter and first nine months of 2012 compared to $3.01 per gallon and $2.97 per gallon in the third quarter and first nine months of 2011. The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per gallon)	2012	2011	2012	2011
Chicago spot unleaded regular gasoline	$3.00	$2.88	$2.92	$2.86
Chicago spot ultra-low sulfur diesel	3.09	3.02	2.98	2.99
USGC spot unleaded regular gasoline	2.88	2.81	2.88	2.80
USGC spot ultra-low sulfur diesel	3.07	3.01	3.06	2.97

Refining & Marketing intersegment sales to our Speedway segment were $2.39 billion in the third quarter and $6.56 billion in the first nine months of 2012 compared to $2.31 billion in the third quarter and $6.33 billion in the first nine months of 2011. Intersegment refined product sales volumes were 714 million gallons in the third quarter and 2.00 billion gallons in the first nine months of 2012 compared to 715 million gallons in the third quarter and 1.99 billion gallons in the first nine months of 2011.

Speedway segment revenues increased $120 million in the third quarter and $470 million in the first nine months of 2012 compared to the third quarter and first nine months of 2011, primarily due to higher gasoline and distillates sales, which increased $84 million and $355 million in the third quarter and first nine months of 2012, and higher merchandise sales, which increased $29 million and $94 million in the same periods. The increase in gasoline and distillates sales in the third quarter was primarily due to higher selling prices while the increase in the first nine months of 2012 was primarily due to higher selling prices and higher sales volumes. Our gasoline and distillates sales volumes increased 48 million gallons in the first nine months of 2012 compared to the same period of 2011, primarily attributable to an increase in the number of convenience stores. Our gasoline and distillates selling prices averaged $3.63 per gallon and $3.59 per gallon in the third quarter and first nine months of 2012 compared to $3.55 per gallon and $3.51 per gallon in the third quarter and first nine months of 2011.

Income before income taxes and income from operations by segment are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Income from operations by segment:
Refining & Marketing	$1,691	$1,711	$3,959	$3,773
Speedway	76	85	233	198
Pipeline Transportation	52	56	144	161
Items not allocated to segments:
Corporate and other unallocated items (a)	(74)	(93)	(245)	(229)
Minnesota Assets sale settlement gain	183	—	183	—
Pension settlement expenses	(33)	—	(116)	—

Income from operations	1,895	1,759	4,158	3,903
Net interest and other financial income (costs) (b)	(25)	(15)	(64)	(4)

Income before income taxes	$1,870	$1,744	$4,094	$3,899

(a)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from Marathon Oil for the periods prior to the Spinoff and costs related to certain non-operating assets.

(b)	Includes related party net interest and other financial income.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per barrel)	2012	2011	2012	2011
Chicago LLS 6-3-2-1 (a) (b)	$13.17	$6.73	$7.58	$4.79
USGC LLS 6-3-2-1 (a)	10.33	5.14	7.79	3.32
Blended 6-3-2-1 (c)	11.81	5.98	7.68	4.10
LLS	109.41	112.46	112.39	112.87
WTI	92.20	89.54	96.16	95.47
LLS—WTI differential	17.21	22.92	16.23	17.40
Sweet/Sour differential (a) (d)	12.22	11.91	12.13	11.76

(a)	All spreads and differentials are measured against prompt LLS.
(b)	Calculation utilizes USGC 3% Bunker value as a proxy for Chicago residual fuel price.
(c)	Blended Chicago/USGC crack spread is 52%/48% in 2012 and 53%/47% in 2011 based on MPC’s refining capacity by region in each period.
(d)	LLS (prompt)—[delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

Refining & Marketing segment income from operations decreased $20 million in the third quarter and increased $186 million in the first nine months of 2012 compared to the third quarter and first nine months of 2011, primarily due to changes in the Refining & Marketing gross margin per barrel, which averaged $13.12 per barrel in the third quarter and $10.92 per barrel in the first nine months of 2012 compared to $13.18 per barrel in the third quarter and $10.30 per barrel in the first nine months of 2011. Our realized Refining & Marketing gross margin for the third quarter and first nine months of 2012 benefited from increases in the Chicago and USGC LLS 6-3-2-1 blended crack spread of $5.83 per barrel and $3.58 per barrel in the third quarter and first nine months of 2012, and we estimate this had positive impacts on our Refining & Marketing gross margin of $709 million and $1.29 billion, respectively.

The positive impacts on the Refining & Marketing gross margin for both the three and nine months of 2012 compared to same periods in 2011 were offset by narrower crude oil differentials compared to the benchmark LLS crude oil and other unfavorable crude oil acquisition costs, lower wholesale price realizations compared to the market indicators , as well as higher direct operating costs, primarily associated with higher planned turnaround and major maintenance expenses. The Robinson refinery turnaround initiated in the second quarter was completed in July 2012. We began the Detroit refinery turnaround in early September 2012.

The following table summarizes our refinery throughputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,186	1,201	1,180	1,171
Other charge and blendstocks	159	167	155	183

Total	1,345	1,368	1,335	1,354

The decrease in crude oil refined throughput in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to the planned turnarounds at the Detroit and Robinson refineries in the third quarter of 2012. The decreases in other charge and blendstocks throughput in the third quarter and first nine months of 2012 compared to the same periods of 2011 were primarily due to the aforementioned planned turnarounds in the third quarter of 2012 and a combination of increased crude oil throughput and feedstock economics at our Garyville refinery in the first nine months of 2012.

Within our refining system, sour crude accounted for 56 percent and 52 percent of our crude oil processed in the third quarter and first nine months of 2012 compared to 50 percent and 53 percent in the same periods of 2011.

The following table includes certain key operating statistics for the Refining & Marketing segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Refining & Marketing gross margin (dollars per barrel) (a)	$13.12	$13.18	$10.92	$10.30
Direct operating costs in Refining & Marketing gross margin (dollars per barrel): (b)
Planned turnaround and major maintenance	$1.18	$0.36	$1.04	$0.74
Depreciation and amortization	1.44	1.28	1.40	1.29
Other manufacturing (c)	3.16	3.11	3.13	3.19

Total	$5.78	$4.75	$5.57	$5.22

Refined product sales volumes (thousands of barrels per day) (d)	1,605	1,610	1,569	1,571

(a)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined product sales volumes.

(b)	Per barrel of total refinery throughputs.
(c)	Includes utilities, labor, routine maintenance and other operating costs.
(d)	Includes intersegment sales.

Speedway segment income from operations decreased $9 million in the third quarter and increased $35 million in the first nine months of 2012 compared to the third quarter and first nine months of 2011. The decrease in the third quarter of 2012 was primarily due to a decrease in our gasoline and distillates gross margin attributable to higher prices paid for gasoline and distillates purchases and an increase in expenses primarily attributable to an increase in the number of convenience stores. Partially offsetting these decreases in segment income is an increase in our merchandise gross margin primarily attributable to an increase in the number of convenience stores. The increase in the first nine months of 2012 was primarily due to an increase in merchandise gross margin, partially offset by an increase in expenses primarily attributable to an increase in the number of convenience stores. Merchandise gross margin was $217 million in the third quarter and $599 million in the first nine months of 2012 compared to $200 million in the third quarter and $536 million in the first nine months of 2011. The increases in the merchandise gross margin were primarily due to margin expansion resulting from higher merchandise and food sales along with an increase in the number of convenience stores. Same-store merchandise sales decreased 0.8 percent in the third quarter and increased 1.0 percent in first nine months of 2012 compared to the same periods of 2011.

Speedway’s gasoline and distillates gross margin per gallon averaged 11.00 cents in the third quarter and 12.81 cents in the first nine months of 2012, compared with 12.57 cents in the third quarter and 12.77 cents in the first nine months of 2011. Same-store gasoline sales volume decreased 3.9 percent and 1.1 percent in the third quarter and first nine months of 2012 compared to the same periods of 2011. The primary factor affecting lower same-store gasoline sales volume in the third quarter and first nine months of 2012 was the higher average retail price of gasoline.

Pipeline Transportation segment income from operations decreased $17 million in the first nine months of 2012 compared to the first nine months of 2011. The decrease primarily reflects a reduction in income from pipeline affiliates due to reduced shipment volumes and dividend income.

Corporate and other unallocated expenses decreased $19 million in the third quarter and increased $16 million in the first nine months of 2012 compared to the third quarter and first nine months of 2011. The decrease in the third quarter of 2012 was primarily due to a decrease in pension expenses associated with a pension plan amendment initiated in the second quarter of 2012. The increase in the first nine months of 2012 was primarily due to our administrative units realizing the impact of being a stand-alone company in 2012 compared to expenses incurred prior to the June 30, 2011 Spinoff, partially offset by lower pension expenses associated with a pension plan amendment in the second quarter of 2012.

We recognized a gain of $183 million during the third quarter and first nine months of 2012 associated with the settlement agreement with the buyer of our Minnesota Assets, which included $86 million of the deferred gain that was recorded when the sale transaction was originally closed. See Note 5 to the unaudited consolidated financial statements for additional information on the Minnesota Assets sale and subsequent settlement with the buyer.

We recorded pretax pension settlement expenses of $33 million in the third quarter and $116 million in the first nine months of 2012 resulting from the level of employee lump sum retirement distributions that occurred in those periods. See Note 18 to the unaudited consolidated financial statements for additional information on the pension plan amendments.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents balance was $3.39 billion at September 30, 2012 compared to $3.08 billion at December 31, 2011. The change in cash and cash equivalents was due to the factors discussed below.

Net cash provided by operating activities totaled $2.45 billion in the first nine months of 2012, compared to $2.67 billion in the first nine months of 2011. The $0.22 billion decrease was primarily due to an increase in cash used in working capital, partially offset by increases in cash provided by net income. Changes in working capital were a net $1.35 billion use of cash in the first nine months of 2012 compared to a net $644 million use of cash in the first nine months of 2011. The $1.35 billion use of cash in the first nine months of 2012 was primarily due to a decrease in accounts payable and accrued liabilities resulting primarily from a reduction in crude oil payable volumes and an increase in inventories resulting primarily from interim seasonal increases in refined products and crude oil inventory volumes. Partially offsetting these uses of cash was a decrease in accounts receivable primarily caused by lower crude oil receivable volumes, partially offset by higher refined products receivables. The $644 million use of cash in the first nine months of 2011 was primarily due to the impact of increased crude oil and refined product prices on accounts receivable and the impact of increased crude oil inventory volumes, partially offset by the impact of increased crude oil prices on accounts payable.

Net cash used in investing activities totaled $1.03 billion in the first nine months of 2012, compared to net cash provided by investing activities of $1.64 billion in the first nine months of 2011. The $2.67 billion change was primarily due to net redemptions of related party debt securities in the first nine months of 2011.

Net investments in related party debt securities was a source of cash of $2.40 billion in the first nine months of 2011. All such activity reflected the net cash flow from redemptions and purchases of PFD Preferred Stock. Prior to the Spinoff, all investments in PFD Preferred Stock were redeemed, and the agreement with PFD was terminated. See Note 3 to the unaudited consolidated financial statements for further discussion of our investments in PFD Preferred Stock.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following table reconciles additions to property, plant and equipment to reported total capital expenditures and investments:

	Nine Months Ended September 30,
(In millions)	2012	2011
Additions to property, plant and equipment	$966	$844
Acquisitions(a)	180	74
Decrease in capital accruals	(77)	(31)

Total capital expenditures	1,069	887
Investments in equity method investees	12	7

Total capital expenditures and investments	$1,081	$894

(a)	Excludes inventory acquired and liability assumed in 2012.

Capital expenditures and investments are summarized by segment below:

	Nine Months Ended September 30,
(In millions)	2012	2011
Refining & Marketing	$513	$600
Speedway(a)	257	121
Pipeline Transportation	169	69
Corporate and Other (b)	142	104

Total	$1,081	$894

(a)	Includes acquisitions of 97 convenience stores in 2012 and 23 convenience stores in 2011.
(b)	Includes capitalized interest of $95 million and $86 million for the nine months ended September 30, 2012 and 2011, respectively.

The Detroit refinery heavy oil upgrading and expansion project comprised 56 percent and 61 percent (excluding capitalized interest associated with this project) of our Refining & Marketing segment capital spending in the first nine months of 2012 and 2011, respectively.

Cash used in acquisitions, as presented on the consolidated statements of cash flows, increased $116 million in the first nine months of 2012 compared to the first nine months of 2011, primarily due to an increase in the number of convenience stores acquired by Speedway LLC, which acquired 97 convenience stores in the first nine months of 2012 and 23 convenience stores in the first nine months of 2011.

Cash provided by disposal of assets decreased $89 million in the first nine months of 2012 compared to the first nine months of 2011, primarily due to the collection of a receivable in the first nine months of 2011 related to the sale of our Minnesota Assets in December 2010.

Net cash used in financing activities totaled $1.11 billion in the first nine months of 2012 and $1.47 billion in the first nine months of 2011. The net use of cash in the first nine months of 2012 was primarily due to the common stock repurchases under our ASR program and dividend payments. The net use of cash in the first nine months of 2011 was primarily due to the net repayment of debt payable to Marathon Oil and its subsidiaries and net distributions to Marathon Oil, partially offset by cash provided by the issuance of long-term debt. These activities were undertaken to effect the Spinoff. See Note 16 to the unaudited consolidated financial statements for additional information on our long-term debt.

Net borrowings and repayments under our long-term debt payable to Marathon Oil and its subsidiaries was a use of cash of $3.62 billion in the first nine months of 2011. The financing agreements with Marathon Oil and its subsidiaries were terminated in 2011. See Note 3 to the unaudited consolidated financial statements for further discussion of these financing agreements.

Distributions to Marathon Oil totaled $699 million in the first nine months of 2011, primarily related to net cash distributions paid to Marathon Oil to effect the Spinoff, partially offset by income taxes it incurred on our behalf.

Derivative Instruments

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources

As of September 30, 2012, our liquidity totaled $6.39 billion consisting of:

(In millions)	September 30, 2012
Cash and cash equivalents	$3,387
Revolving credit agreement(a)	2,000
Trade receivables securitization facility	1,000

Total	$6,387

(a)	Excludes the MPLX Credit Agreement.

At September 30, 2012, we had no borrowings or letters of credit outstanding under our revolving credit agreement or our trade receivables securitization facility.

Because of the alternatives available to us, including internally generated cash flow and access to capital markets, we believe that our short-term and long-term liquidity is adequate to fund our current operations, and also meet our near-term and long-term funding requirements, including capital spending programs, the repurchase of shares of our common stock, dividend payments, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

On September 14, 2012, we entered into a five-year revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders and terminated our previous revolving credit agreement. Under the Credit Agreement, we have an initial borrowing capacity of $2.0 billion. We have the right to seek to increase the total amount available under the Credit Agreement to $2.5 billion, subject to certain conditions including the consent of the lenders whose commitments would be increased. The Credit Agreement includes letter of credit issuing capacity of up to $2.0 billion and swingline loan capacity of up $100 million. We may, subject to certain conditions, request that the term of the Credit Agreement be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of this type. The financial covenant included in the Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt (as defined in the Credit Agreement) to Total Capitalization (as defined in the Credit Agreement) of no greater than 0.65 to 1.00. As of September 30, 2012, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.02 to 1.00. In addition, the Credit Agreement includes limitations on the indebtedness of our subsidiaries, other than subsidiaries that guarantee our obligations under the Credit Agreement and our ability, and the ability of our subsidiaries, to incur liens on property or assets or enter into certain transactions with affiliates.

Borrowings of revolving loans under the Credit Agreement bear interest, at either (i) the sum of the Adjusted LIBO Rate (as defined in the Credit Agreement), plus a margin ranging between 1.00 percent to 2.00 percent, depending on our credit ratings, or (ii) the sum of the Alternate Base Rate (as defined in the Credit Agreement), plus a margin ranging between zero percent to 1.00 percent, depending on our credit ratings. The Credit Agreement also provides for customary fees, including administrative agent fees, annual commitment fees ranging from 0.10 percent to 0.35 percent, depending on our credit ratings, on the unused portion, fees in respect to letters of credit and other fees.

On September 14, 2012, MPLX Operations LLC, an affiliate of MPC and wholly-owned subsidiary of MPLX following the consummation of the MPLX initial public offering, as the borrower, and MPLX, as the parent guarantor, entered into a five-year revolving credit agreement (“MPLX Credit Agreement”) with a syndicate of lenders, which will provide MPLX with an independent source of liquidity following the MPLX initial public offering. The MPLX Credit Agreement has an initial borrowing loan capacity of $500 million. MPLX has the right to seek to increase the total amount available under the MPLX Credit Agreement to $800 million, subject to certain conditions, including the consent of the lenders whose commitments would be increased. The MPLX Credit Agreement includes letter of credit issuing capacity of up to $250 million and swingline loan capacity up to $50 million. MPLX may, subject to certain conditions, request that the term of the MPLX

Credit Agreement be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date.

The MPLX Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type. The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions).

Borrowings of revolving loans under the MPLX Credit Agreement bear interest, at either (i) the sum of the Adjusted LIBO Rate (as defined in the MPLX Credit Agreement), plus a margin ranging from 1.00 percent to 2.00 percent, or (ii) the sum of the Alternate Base Rate (as defined in the MPLX Credit Agreement), plus a margin ranging from zero percent to 1.00 percent. Prior to MPLX receiving a rating from Standard & Poor’s Rating Group or Moody’s Investor Service, Inc. for its Index Debt (as defined in the MPLX Credit Agreement), the margin that is added to the applicable interest rate is based on MPLX’s ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA for the prior four fiscal quarters. Once MPLX receives a rating, the margin added to the applicable interest rate will be based on MPLX’s credit ratings. The MPLX Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees ranging from 0.10 percent to 0.35 percent of the unused portion, depending on MPLX’s ratio of Consolidated Total Debt to Consolidated EBITDA for the prior four fiscal quarters prior to the rating date, or MPLX’s credit ratings subsequent to the rating date, fronting and issuance fees in respect to letters of credit and other fees.

As of September 30, 2012, the credit ratings on our senior unsecured debt were at or above investment grade level as follows:

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

Neither our Credit Agreement, the MPLX Credit Agreement nor our trade receivables securitization facility contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt to below investment grade ratings would increase the applicable interest rates, yields and other fees payable under our Credit Agreement, the MPLX Credit Agreement and our trade receivables securitization facility. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables securitization facility.

Debt-to-Total-Capital Ratio

Our debt-to-total-capital ratio (total debt to total debt plus stockholders’ equity) was 23 percent at September 30, 2012 and 26 percent at December 31, 2011 as shown in the calculation below.

(In millions)	September 30, 2012	December 31, 2011
Long-term debt due within one year	$20	$15
Long-term debt	3,329	3,292

Total debt	$3,349	$3,307

Calculation of debt-to-total-capital ratio:
Total debt	$3,349	$3,307
Plus stockholders’ equity	11,467	9,505

Total debt plus stockholders’ equity	$14,816	$12,812

Debt-to-total-capital ratio	23%	26%

Capital Requirements

We have a capital and investment budget of $1.42 billion, excluding capitalized interest, for 2012. Approximately 25% of the 2012 budget has been for the Detroit refinery heavy oil upgrading and expansion project, which was nearly complete by the end of the third quarter of 2012. The budget also includes spending on other refining, transportation, logistics and marketing projects, spending for new construction and acquisitions to expand our Speedway segment, and amounts designated for corporate activities. There have been no material changes to our 2012 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2011 was filed. We continuously evaluate our capital and investment budget and make changes as conditions warrant.

During the first nine months of 2012, we made contributions of approximately $127 million to our funded pension plans in 2012. We do not expect to make additional funding contributions to our funded pension plans over the remainder of 2012.

On October 31, 2012, our board of directors approved a 35 cents per share dividend, payable December 10, 2012 to stockholders of record at the close of business on November 21, 2012.

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. We may utilize various methods to effect the repurchases, which could include open market purchases, negotiated block transactions, ASRs or open market solicitations for shares. On February 3, 2012, we entered into an $850 million ASR program with a major financial institution as part of this authorization. Under the ASR program, we received 17,581,344 shares of MPC common stock in the first quarter of 2012. On July 25, 2012, an additional 2,776,036 shares were delivered to us, for a total of 20,357,380 repurchased shares, which concluded the ASR program. The total number of shares repurchased under the ASR program was based on the volume-weighted average price of our common stock during the repurchase period, subject to provisions that set a minimum and maximum number of shares. Upon final settlement, the average per share amount paid for all shares purchased under the ASR program was $41.75. The shares repurchased under the ASR program were accounted for as treasury stock purchase transactions, reducing the weighted average number of basic and diluted common shares outstanding by the shares repurchased, and as forward contracts indexed to our common stock.

On November 5, 2012, we announced that we entered into a $500 million ASR program. This ASR is the second tranche of share repurchases under the $2 billion share repurchase plan authorized by our board of directors in February 2012. The total number of shares to be repurchased will be based generally on the volume-weighted average price of MPC common stock during the repurchase period. It is anticipated that all market repurchases under the ASR will be completed before the end of the first quarter of 2013. As received, we will record the shares acquired as treasury stock. The total value of share repurchases pursuant to the two ASR programs implemented by MPC in 2012 is approximately $1.35 billion, with $650 million remaining under the current authorization. The timing of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

The above discussion includes forward-looking statements that relate to our expectations with respect to the share repurchase plan. Factors that could affect the share repurchase plan and its timing include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

Contractual Cash Obligations

As of September 30, 2012, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. There were no material changes to these obligations since December 31, 2011 outside the ordinary course of business.

On October 7, 2012, we entered into a purchase and sale agreement to purchase the BP Texas City assets. The base purchase price is $598 million plus the value of inventories at the time of closing, which at current prices is estimated at approximately $1.2 billion. Pursuant to the purchase and sale agreement, we may also be required to pay to BP a contingent earnout up to an additional $700 million over six years, subject to certain conditions. The transaction is expected to be funded with cash on hand, and is anticipated to close early in 2013, subject to the satisfaction of customary closing conditions, including regulatory approvals.

The above discussion includes forward-looking statements that relate to our expectations with respect to the pending acquisition of the BP Texas City assets. Factors that could affect the pending acquisition of the BP Texas City assets, include, but are not limited to, our ability to successfully complete the acquisition of the BP Texas City assets, including, without limitation, the receipt of regulatory approvals and the satisfaction of other customary closing conditions. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

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

Purchases of crude oil and natural gas from Marathon Oil accounted for five percent or less of the combined total of cost of revenues and purchases from related parties for periods prior to the Spinoff. Related party purchases of crude oil and natural gas from Marathon Oil were at market-based contract prices. The crude oil prices were based on indices that represented market value for time and place of delivery and that were also used in third-party contracts. The natural gas prices equaled the price at which Marathon Oil purchased the natural gas from third parties plus the cost of transportation.

We believe that transactions with related parties, other than certain transactions with Marathon Oil to effect the Spinoff and related to the provision of administrative services, were conducted under terms comparable to those with unaffilated parties.

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

There have been no significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2012.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2012.

Accounting Standards Not Yet Adopted

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, through the qualitative assessment, an entity determines that it is more likely than not that the intangible asset is impaired, the quantitative impairment test must then be performed. The accounting standards update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Early adoption is permitted. Adoption of this accounting standards update is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

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

See Notes 14 and 15 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes. During the first quarter of 2012, we terminated our interest rate swap agreements, which we had designated as fair value hedges.

Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2012 is provided in the following table.

	Incremental Change in IFO from a Hypothetical Price Increase of		Incremental Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of September 30, 2012
Crude	$(172)	$(429)	$183	$456
Refined products	(17)	(43)	23	58

We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.

We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2012 would cause future IFO effects to differ from those presented above.

Sensitivity analysis of the projected incremental effect of a hypothetical 100-basis-point shift in interest rates on financial assets and liabilities as of September 30, 2012 is provided in the following table.

(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities)(a)
Long-term debt(b)	$(3,489	) (c)	$(357	) (d)

(a)

Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	Excludes capital leases.
(c)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(d)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2012.

At September 30, 2012, our portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2012, the end of the period covered by this report.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Income from Operations by segment
Refining & Marketing	$1,691	$1,711	$3,959	$3,773
Speedway	76	85	233	198
Pipeline Transportation	52	56	144	161
Items not allocated to segments:
Corporate and other unallocated items	(74)	(93)	(245)	(229)
Minnesota Assets sale settlement gain	183	—	183	—
Pension settlement expenses	(33)	—	(116)	—

Income from operations	$1,895	$1,759	$4,158	$3,903

Capital Expenditures and Investments(a)
Refining & Marketing	$182	$224	$513	$600
Speedway(b)	59	19	257	121
Pipeline Transportation	71	31	169	69
Corporate and Other(c)	48	31	142	104

Total	$360	$305	$1,081	$894

(a)	Capital expenditures include changes in capital accruals.
(b)	Includes acquisitions of 10 convenience stores in July 2012, 87 convenience stores in May 2012 and 23 convenience stores in May 2011.
(c)

Includes capitalized interest of $29 million and $28 million for the three months ended September 30, 2012 and 2011, respectively, and $95 million and $86 million for the nine months ended September 30, 2012 and 2011, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)	1,622	1,625	1,590	1,589
Refining & Marketing Operating Statistics
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,186	1,201	1,180	1,171
Other charge and blendstocks	159	167	155	183

Total	1,345	1,368	1,335	1,354

Crude Oil Capacity Utilization percent(b)	99	105	99	103
Refined Product Yields (thousands of barrels per day):
Gasoline	728	724	723	733
Distillates	439	433	420	424
Propane	25	25	25	25
Feedstocks and special products	95	122	109	118
Heavy fuel oil	21	19	18	20
Asphalt	67	63	64	57

Total	1,375	1,386	1,359	1,377

Refining & Marketing Refined Product Sales Volume (thousands of barrels per day)(c)	1,605	1,610	1,569	1,571
Refining & Marketing Gross Margin (dollars per barrel)(d)	$13.12	$13.18	$10.92	$10.30
Direct Operating Costs in Refining & Marketing Gross Margin (dollars per barrel):(e)
Planned turnaround and major maintenance	$1.18	$0.36	$1.04	$0.74
Depreciation and amortization	1.44	1.28	1.40	1.29
Other manufacturing(f)	3.16	3.11	3.13	3.19

Total	$5.78	$4.75	$5.57	$5.22

Speedway Operating Statistics
Convenience stores at period-end	1,463	1,374
Gasoline & distillates sales (millions of gallons)	779	775	2,241	2,193
Gasoline & distillates gross margin (dollars per gallon)(g)	$0.1100	$0.1257	$0.1281	$0.1277
Merchandise sales (in millions)	$826	$797	$2,297	$2,203
Merchandise gross margin (in millions)	$217	$200	$599	$536
Pipeline Transportation Operating Statistics
Pipeline throughput (thousands of barrels per day)(h):
Crude oil pipelines	1,136	1,205	1,150	1,200
Refined products pipelines	1,044	1,128	972	1,039

Total	2,180	2,333	2,122	2,239

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.
(b)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.
(c)	Includes intersegment sales.
(d)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined product sales volume.

(e)	Per barrel of total refinery throughputs.
(f)	Includes utilities, labor, routine maintenance and other operating costs.
(g)

The price paid by consumers less the cost of refined products, including transportation and consumer excise taxes, and the cost of bankcard processing fees, divided by gasoline and distillates sales volume.

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

Litigation

We are a party to a number of lawsuits and other proceedings and cannot predict the outcome of every such matter with certainty. While it is possible that an adverse result in one or more of the lawsuits or proceedings in which we are a defendant could be material to us, based upon current information and our experience as a defendant in other matters, we believe that these lawsuits and proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Environmental Proceedings

As reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2012, we engaged in discussions with the U.S. Environmental Protection Agency to proactively enter into a consent decree regarding the operation of flares at our six refineries in order to minimize flare emissions. The resulting Flare Consent Decree was executed by us on February 24, 2012 and lodged in Federal District Court in Michigan on April 5, 2012. The Flare Consent Decree included a civil penalty of $460,000, as well as injunctive relief designed to ensure that good combustion and flare minimizations practices are employed at the 22 flares located at our six refineries. It is anticipated that this consent decree will reduce emissions by approximately 5,400 tons per year. In August 2012, the Flare Consent Decree was signed and entered by the court and we paid the civil penalty of $460,000 in September 2012.

As reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2012, in September 2011, Marathon Petroleum Company LP received an Enforcement Notice from the Michigan Department of Environmental Quality (“MDEQ”) regarding a product release at a facility in Stockbridge, Michigan. In the Enforcement Notice, MDEQ alleged certain environmental violations involving Michigan’s water protection laws. In September 2012, we agreed to and paid a civil penalty of $186,000 in accordance with the terms of an agreed upon Administrative Consent Order.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth a summary of our purchases during the quarter ended September 30, 2012, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
07/01/12—07/31/12	2,791,597	$45.70	2,776,036	$1,150,000,000
08/01/12—08/31/12	923	47.76	—	1,150,000,000
09/01/12—09/30/12	—	—	—	1,150,000,000

Total	2,792,520	$45.82	2,776,036

(a)

The amounts in this column include 15,561 and 923 shares of common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in July and August, respectively.

(b)

“Average Price Paid per Share” reflects the weighted average price paid for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans. See footnote (c) below for details on the average price paid per share under our accelerated share repurchase, or ASR, program.

(c)

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of our common stock over a two-year period that expires on January 31, 2014. On February 3, 2012, we entered into an ASR program and paid $850 million to purchase our common stock. Pursuant to the program, we received 9,986,000 and 7,595,344 shares of our common stock on February 3, 2012 and March 2, 2012, respectively. On July 25, 2012, an additional 2,776,036 shares of our common stock were delivered to us, for a total of 20,357,380 repurchased shares, which concluded the ASR program. Upon final settlement, the average per share amount paid for all shares purchased under the ASR program was $41.75.

Item 6. Exhibits

		Incorporated by Reference				Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054

3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	10-Q	3.2	8/8/2012	001-35054

10.1	Amended and Restated Marathon Petroleum Annual Cash Bonus Program					X

10.2	Revolving Credit Agreement, dated as of September 14, 2012, by and among MPC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., RBS Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, Citigroup Global Markets Inc., as syndication agent, each of Bank of America, N.A., Morgan Stanley Senior Funding, Inc., The Royal Bank of Scotland PLC and USB AG, Stamford Branch, as documentation agents, and several other commercial lending institutions that are parties thereto.	8-K	10.1	9/20/2012	001-35054

10.3	Revolving Credit Agreement, dated as of September 14, 2012, by and among MPLX Operations LLC, as borrower, MPLX LP, as parent guarantor, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., RBS Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, National Association, as syndication agent, each of Bank of America, N.A., Morgan Stanley Senior Funding, Inc., The Royal Bank of Scotland PLC and USB AG, Stamford Branch, as co-documentation agents, and several other commercial lending institutions that are parties thereto.	8-K	10.2	9/20/2012	001-35054

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X

101.INS+	XBRL Instance Document.						X

101.SCH+	XBRL Taxonomy Extension Schema.						X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.						X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.						X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase.						X

101.LAB+	XBRL Taxonomy Extension Label Linkbase.						X

+	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2012	MARATHON PETROLEUM CORPORATION

	By:	/s/ Michael G. Braddock
Michael G. Braddock
Vice President and Controller