Form 10-K
period 2012-12-31
Marathon Petroleum Corp
filed 2013-02-28
CIK 1510295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2012 was approximately $15.3 billion. This amount is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 29, 2012. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.

There were 331,433,926 shares of Marathon Petroleum Corporation Common Stock outstanding as of February 15, 2013.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement relating to its 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

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

Disclosures Regarding Forward-Looking Statements

This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should” or “would” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, refining and marketing gross margins, retail gasoline and distillate gross margins, merchandise margins, income from operations, net income or earnings per share;

•	anticipated volumes of feedstock, throughput, sales or shipments of refined products;

•	anticipated levels of regional, national and worldwide prices of crude oil and refined products;

•	anticipated levels of crude oil and refined product inventories;

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding the acquisition or divestiture of assets;

•	our share repurchase program, including the timing and amounts of any common stock repurchases;

•	the effect of restructuring or reorganization of business components;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

We have based our forward-looking statements on our current expectations, estimates and projections about our industry and our company. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	changes in general economic, market or business conditions;

•	domestic and foreign supplies of crude oil and other feedstocks;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree on and to influence crude oil price and production controls;

•	domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;

•	foreign imports of refined products;

•	refining industry overcapacity or under capacity;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transportation for crude oil, feedstocks and refined products;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;

•	fluctuations in consumer demand for refined products, including seasonal fluctuations;

•

political and economic conditions in nations that consume refined products, including the United States, and in crude oil producing regions, including the Middle East, Africa, Canada and South America;

•	actions taken by our competitors, including pricing adjustments, expansion of retail activities, and the expansion and retirement of refining capacity in response to market conditions;

•	changes in fuel and utility costs for our facilities;

•	failure to realize the benefits projected for capital projects, or cost overruns associated with such projects;

•	the ability to successfully implement new assets and growth opportunities;

•	accidents or other unscheduled shutdowns affecting our refineries, machinery, pipelines or equipment, or those of our suppliers or customers;

•	unusual weather conditions and natural disasters, which can unforeseeably affect the price or availability of crude oil and other feedstocks and refined products;

•	acts of war, terrorism or civil unrest that could impair our ability to produce or transport refined products or receive feedstocks;

•	legislative or regulatory action, which may adversely affect our business or operations;

•

rulings, judgments or settlements and related expenses in litigation or other legal, tax or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;

•	labor and material shortages;

•	the maintenance of satisfactory relationships with labor unions and joint venture partners;

•	the ability and willingness of parties with whom we have material relationships to perform their obligations to us;

•	the market price of our common stock and its impact on our share repurchase program;

•	changes in the credit ratings assigned to our debt securities and trade credit, changes in the availability of unsecured credit and changes affecting the credit markets generally; and

•	the other factors described in Item 1A. Risk Factors.

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

We are one of the largest independent petroleum product refiners, marketers and transporters in the United States. Our operations consist of three business segments:

•

Refining & Marketing—refines crude oil and other feedstocks at our seven refineries in the Gulf Coast and Midwest regions of the United States (including the recently acquired Galveston Bay refinery), purchases ethanol and refined products for resale and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway business segment and to dealers and jobbers who operate Marathon® retail outlets;

•	Speedway—sells transportation fuels and convenience products in the retail market in the Midwest, primarily through Speedway® convenience stores; and

•

Pipeline Transportation—transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes the aggregated operations of MPLX LP and MPC’s retained pipeline assets and investments.

See Item 8. Financial Statements and Supplementary Data – Note 11 for operating segment and geographic financial information, which is incorporated herein by reference.

On February 1, 2013, we acquired from BP Products North America Inc. and BP Pipelines (North America) Inc. (collectively, “BP”) the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, an allocation of BP’s Colonial Pipeline Company shipper history, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites and a 1,040 megawatt electric cogeneration facility. We refer to these assets as the “Galveston Bay Refinery and Related Assets”. The operating statistics included in this section do not include these assets. See Item 8. Financial Statements and Supplementary Data – Note 26 for additional information on the acquisition of these assets.

In 2012, we formed MPLX LP (“MPLX”), a master limited partnership, to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. On October 31, 2012, MPLX completed its initial public offering of 19,895,000 common units, which represented the sale by us of a 26.4 percent interest in MPLX. We own a 73.6 percent interest in MPLX, including the general partner interest, and we consolidate this entity for financial reporting purposes since we have a controlling financial interest. Headquartered in Findlay, Ohio, MPLX’s initial assets consist of a 51 percent general partner interest in MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States, and a 100 percent interest in a butane storage cavern in West Virginia. We own the remaining 49 percent limited partner interest in Pipe Line Holdings. The operating statistics in this section include 100 percent of these assets for all time periods presented. See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information on MPLX’s initial public offering.

On December 1, 2010, we completed the sale of most of our Minnesota assets. These assets included the 74,000 barrel per calendar day St. Paul Park refinery and associated terminals, 166 convenience stores primarily branded SuperAmerica® (including six stores in Wisconsin) along with the SuperMom’s® bakery (a baked goods and sandwich supply operation) and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. We refer to these assets as the “Minnesota Assets.” The operating statistics included in this section reflect the exclusion of these assets, except as otherwise indicated. See Item 8. Financial Statements and Supplementary Data – Note 7 for additional information on the disposition of these assets.

Our Competitive Strengths

High Quality Asset Base

We believe we are the largest crude oil refiner in the Midwest and the fourth largest in the United States based on crude oil refining capacity. We own a seven-plant refinery network, including our recently acquired Galveston Bay refinery, with approximately 1.7 million barrels per calendar day (“mmbpcd”) of crude oil throughput capacity. Our refineries process a wide range of crude oils, including heavy and sour crude oils, which can generally be purchased at a discount to sweet crude, and produce transportation fuels such as gasoline and distillates, specialty chemicals and other refined products.

Strategic Location

The geographic locations of our refineries and our extensive midstream distribution system provide us with strategic advantages. Located in Petroleum Administration for Defense District (“PADD”) II and PADD III, which consist of states in the Midwest and the Gulf Coast regions of the United States, our refineries have the ability to procure crude oil from a variety of supply sources, including domestic, Canadian and other foreign sources, which provides us with flexibility to optimize crude supply costs. For example, geographic proximity to Canadian crude oil supply sources allows our Midwest refineries to incur lower transportation costs than competitors transporting Canadian crude oil to the Gulf Coast for refining. Our refinery locations and midstream distribution system also allow us to access export markets and to serve a broad range of key end-user markets across the United States quickly and cost-effectively.

*	As of December 31, 2012. Excludes the Galveston Bay Refinery and Related Assets.

Attractive Growth Opportunities through Internal Projects

We believe we have attractive growth opportunities through internal capital projects. In 2012, we completed a $2.2 billion (excluding capitalized interest) heavy oil upgrading and expansion project at our Detroit, Michigan refinery. The project enables the refinery to process additional heavy, sour crude oils, including Canadian bitumen blends, which have traded at a significant discount to light sweet crude oil, and increased the refinery’s total crude oil refining capacity by approximately 14 thousand barrels per calendar day (“mbpcd”) to 120 mbpcd.

We plan to evaluate projects that will extract additional value from this major investment at Detroit. At our Garyville, Louisiana refinery, we have initiated projects that we expect will increase our ultra-low-sulfur diesel (“ULSD”) production and expand our gasoline and distillates export capabilities. We also have projects underway at our Robinson, Illinois refinery to increase distillate yields and at our Catlettsburg, Kentucky refinery to improve gas oil recovery and reduce purchased feedstock volumes, thus reducing our feedstock costs. We are also increasing our capacity to process condensate from the Utica Shale region at our Canton, Ohio and Catlettsburg refineries.

Acquisition of Galveston Bay Refinery and Related Assets

Through our February 1, 2013 acquisition of the Galveston Bay Refinery and Related Assets, we added 451 mbpcd of crude oil refining capacity and have diversified and further balanced our network of refining assets. Our refining capacity is now balanced between three market areas, with 646 mbpcd of capacity in the Midwest, 531 mbpcd in Texas and 522 mbpcd in Louisiana. This acquisition provides us with the opportunity to capture synergies across our existing Gulf Coast operations, increases our refining capacity for specialty chemicals and is anticipated to enhance our ability to sell refined products into export markets.

Extensive Midstream Distribution Networks

We believe the relative scale of our transportation and distribution assets and operations distinguishes us from other refining and marketing companies. We currently own, lease or have ownership interests in approximately 8,300 miles of crude oil and products pipelines, including the approximate 100 miles of natural gas liquid pipelines recently acquired with the Galveston Bay Refinery and Related Assets. Through our ownership interests in MPLX and Pipe Line Holdings, we are one of the largest petroleum pipeline companies in the United States on the basis of total volume delivered. We also own one of the largest private domestic fleets of inland petroleum product barges and one of the largest terminal operations in the United States, as well as trucking and rail assets. We operate this system in coordination with our refining and marketing network, which enables us to optimize feedstock and raw material supplies and refined product distribution, and further allows for important economies of scale across our system.

General Partner and Sponsor of MPLX

Our investment in MPLX provides us an efficient vehicle to invest in organic projects and pursue acquisitions of midstream assets. MPLX’s strong liquidity and borrowing capacity provides us a strong foundation to execute our strategy for growing our midstream logistics business. Our role as the general partner allows us to maintain strategic control of the assets so we can continue to optimize our refinery feedstock and distribution networks.

Competitively Positioned Marketing Operations

We are one of the largest wholesale suppliers of gasoline and distillates to resellers within our market area. We have two strong retail brands: Speedway® and Marathon®. We believe our 1,464 Speedway® convenience stores, which we operate through a wholly owned subsidiary, Speedway LLC, comprise the fourth largest chain of company-owned and operated retail gasoline and convenience stores in the United States. The Marathon brand is an established motor fuel brand in the Midwest and Southeast regions of the United States, and was available through approximately 5,000 retail outlets operated by jobbers and dealers in 17 states as of December 31, 2012. In addition, as part of the acquisition of the Galveston Bay Refinery and Related Assets, we were assigned retail marketing contracts for approximately 1,200 branded retail outlets that we are in the process of converting to the Marathon brand. We believe our distribution system allows us to maximize the sales value of our products and minimize cost.

Established Track Record of Profitability and Diversified Income Stream

We have demonstrated an ability to achieve positive financial results throughout all stages of the refining cycle. We believe our business mix and strategies position us well to continue to achieve competitive financial results. As shown in the following chart, income from operations attributable to the Speedway and Pipeline Transportation segments is less sensitive to business cycles while our Refining & Marketing segment enables us to generate significant income and cash flow when market conditions are more favorable.

Marathon Petroleum Corporation

Segment Income from Operations

Strong Financial Position

As of December 31, 2012, we had $4.86 billion in cash and cash equivalents and $3.0 billion in unused committed credit facilities, excluding MPLX’s credit facility. We also had $3.36 billion of debt at year-end, which represented only 22 percent of our total capitalization. This combination of strong liquidity and manageable leverage allows us to fund our growth projects and to pursue our business strategies.

Our Business Strategies

Achieve Top-Tier Safety and Environmental Performance

We remain committed to operating our assets in a safe and reliable manner and targeting continuous improvement in our safety record across all of our operations. We have a history of safe and reliable operations, which was demonstrated with record employee and contractor safety performance across all our operations in 2012, including a world class safety record for the heavy oil upgrading and expansion project at our Detroit refinery. In addition, we remain committed to environmental stewardship by continuing to improve the efficiency of our operations while proactively meeting our regulatory requirements.

Grow Enterprise Value

We intend to grow our share price through a combination of earnings growth and return of capital to shareholders in the form of strong and growing dividends and sustained share repurchases. We have increased our quarterly dividend by 75 percent since becoming a stand-alone company in June 2011 and our board of directors has authorized share repurchases totaling $4.0 billion. We entered into two accelerated share repurchase (“ASR”) programs for a total of $1.35 billion, through which we repurchased approximately 8 percent of our outstanding common shares in 2012. After the effects of these ASR programs, $2.65 billion of the $4.0 billion total authorization is available for future repurchases.

Expand Midstream Business through MPLX

We expect there will be significant investment in infrastructure to connect growing North American crude oil production with existing refining assets and to move refined products to wholesale and retail marketing customers. We intend to aggressively participate in this infrastructure build out and MPLX will be the entity through which we expect to grow our midstream business. We intend to increase revenue on the MPLX network of pipeline systems through higher utilization of existing assets, by capitalizing on organic investment opportunities that may arise from the growth of MPC’s operations and from increased third-party activity in MPLX’s areas of operations. Through MPLX, we also plan to pursue acquisitions of midstream assets both within our existing geographic footprint and in new areas.

Deliver Top Quartile Refining Performance

Our refineries are well positioned to benefit from the growing crude oil and condensate production in North America, including the Bakken, Eagle Ford and Utica Shale regions, along with the Canadian oil sands. We are also well positioned to export distillates and other products as the demand continues to grow.

We intend to increase our earnings in the Refining & Marketing segment through organic investments and selective acquisitions, while maintaining financial discipline. For example, we recently completed a $2.2 billion investment (excluding capitalized interest) to upgrade and expand our Detroit refinery. This investment significantly expands our ability to process heavy crude oil at the Detroit refinery from about 20 mbpcd to 100 mbpcd. In February 2013, we closed on the 451 mbpcd Galveston Bay refinery. This acquisition increases our crude oil refining capacity by approximately 36 percent, diversifies the footprint of our refining assets, provides us with the opportunity to increase our export sales, and significantly increases our participation in the chemicals value chain. We will continue to evaluate opportunities to expand our existing asset base, with an emphasis on increasing distillates production and export capabilities.

Increase Assured Sales Volumes at our Marathon Brand and Speedway Locations

We consider assured sales as those sales we make to Marathon brand customers, our Speedway operations and to our wholesale customers with whom we have required minimum volume sales contracts. We believe having assured sales brings ratability to our distribution systems, provides a solid base to enhance our overall supply reliability and allows us to efficiently and effectively optimize our operations between our refineries, our pipelines and our terminals. The Marathon brand has been a consistent vehicle for sales volume growth in existing and contiguous markets. The acquisition of the Galveston Bay Refinery and Related Assets provides us with opportunities to further expand our market presence. Through the assignment of branded-jobber contracts representing approximately 1,200 retail outlets, we are in position to take advantage of opportunities with premier Southeast jobbers and to significantly expand our brand presence in the Southeast. We also intend to grow Speedway gasoline and distillates sales volumes through internal capital program growth projects and acquisitions that complement our existing store network.

Deliver Profitable Speedway Growth

We intend to grow Speedway’s sales and profitability by focusing on continuous improvement of existing operations, organic growth and strategic store acquisition opportunities. For example, the acquisition of 97 convenience stores in 2012 has increased Speedway’s presence in the Midwest. In addition, our industry-leading Speedy Rewards® customer loyalty program, which has over three million members, provides us with a unique competitive advantage and opportunity to increase our Speedway customer base with existing and new Speedway locations.

Utilize and Expand our High Quality Employee Workforce

We plan to utilize our high quality employee workforce by continuing to leverage our commercial skills. In addition, we plan to expand our workforce through selective hiring practices and effective training programs on safety, environmental stewardship and other professional and technical skills.

The above discussion contains forward-looking statements with respect to our competitive strengths and business strategies, including our share repurchase program and pursuing potential acquisitions. There can be no assurance that we will be successful, in whole or in part, in pursuing our business strategies, including our share repurchase program or pursuing potential acquisitions. Factors that could affect the share repurchase program and its timing include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. Factors that could affect pursuing potential acquisitions include, but are not limited to, our ability to implement and realize the benefits and synergies of our strategic initiatives, availability of liquidity, actions taken by competitors, regulatory approvals and operating performance. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in this Annual Report on Form 10-K.

Refining & Marketing

Refineries

As of December 31, 2012, we owned and operated six refineries in the Gulf Coast and Midwest regions of the United States with an aggregate crude oil refining capacity of approximately 1.25 mmbpcd. The acquisition of the Galveston Bay refinery on February 1, 2013 increased our crude oil refining capacity to approximately 1.7 mmbpcd. During 2012, our refineries processed 1,195 thousand barrels per day (“mbpd”) of crude oil and 168 mbpd of other charge and blendstocks. During 2011, our refineries processed 1,177 mbpd of crude oil and 181 mbpd of other charge and blendstocks. The table below sets forth the location, crude oil refining capacity, tank storage capacity and number of tanks for each of our refineries as of December 31, 2012.

Refinery	Crude Oil Refining Capacity (mbpcd) (a)	Tank Shell Capacity (million barrels)	Number of Tanks

Garyville, Louisiana	522	16	75

Catlettsburg, Kentucky	240	6	112

Robinson, Illinois	206	6	103

Detroit, Michigan	120	6	86

Canton, Ohio	80	3	73

Texas City, Texas	80	5	60

Total	1,248	42	509

(a)	Refining throughput can exceed crude oil capacity due to the processing of other feedstocks in addition to crude oil and the timing of planned turnaround and major maintenance activity.

Our refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries process a wide variety of crude oils and produce numerous refined products, ranging from transportation fuels, such as reformulated gasolines, blend-grade gasolines intended for blending with fuel ethanol and ULSD fuel, to heavy fuel oil and asphalt. Additionally, we manufacture aromatics, propane, propylene, cumene and sulfur. Our refineries are integrated with each other via pipelines, terminals and barges to maximize operating efficiency. The transportation links that connect our refineries allow the movement of intermediate products between refineries to optimize operations, produce higher margin products and utilize our processing capacity efficiently. For example, naphtha may be moved from Texas City to Robinson where excess reforming capacity is available. Also, by shipping intermediate products between facilities during partial refinery shutdowns, we are able to utilize processing capacity that is not directly affected by the shutdown work.

Garyville, Louisiana Refinery. Our Garyville, Louisiana refinery is located along the Mississippi River in southeastern Louisiana between New Orleans and Baton Rouge. The Garyville refinery is configured to process almost any grade of crude oil into products such as gasoline, distillates, fuel-grade coke, asphalt, polymer grade propylene, propane, slurry, isobutane and sulfur. An expansion project was completed in 2009 that increased Garyville’s crude oil refining capacity, making it one of the largest refineries in the U.S. Our Garyville refinery has earned designation as a U.S. Occupational Safety and Health Administration (“OSHA”) Voluntary Protection Program (“VPP”) Star site.

Catlettsburg, Kentucky Refinery. Our Catlettsburg, Kentucky refinery is located in northeastern Kentucky on the western bank of the Big Sandy River, near the confluence with the Ohio River. The Catlettsburg refinery processes sweet and sour crude oils into products such as gasoline, distillates, asphalt, heavy fuel oil, cumene, propane, propylene and petrochemicals.

Robinson, Illinois Refinery. Our Robinson, Illinois refinery is located in southeastern Illinois. The Robinson refinery processes sweet and sour crude oils into products such as multiple grades of gasoline, distillates, propane, anode-grade coke and propylene. The Robinson refinery has earned designation as an OSHA VPP Star site.

Detroit, Michigan Refinery. Our Detroit, Michigan refinery is located in southwest Detroit. It is the only petroleum refinery currently operating in Michigan. The Detroit refinery processes light sweet and heavy sour crude oils, including Canadian crude oils, into products such as gasoline, distillates, asphalt, propylene, propane, slurry and fuel-grade coke. Our Detroit refinery earned designation as a Michigan VPP Star site in 2010. In the fourth quarter of 2012, we completed a heavy oil upgrading and expansion project that enables the refinery to process up to an additional 80 mbpd of heavy sour crude oils, including Canadian bitumen blends, and increased its total crude oil refining capacity by approximately 14 mbpcd, to 120 mbpcd.

Canton, Ohio Refinery. Our Canton, Ohio refinery is located approximately 60 miles south of Cleveland, Ohio. The Canton refinery processes sweet and sour crude oils into products such as gasoline, distillates, asphalt, roofing flux, propane and slurry.

Texas City, Texas Refinery. Our Texas City, Texas refinery is located on the Texas Gulf Coast approximately 30 miles southeast of Houston, Texas. The refinery processes light sweet crude oil into products such as gasoline, chemical grade propylene, propane, slurry and aromatics. Our Texas City refinery earned designation as an OSHA VPP Star site in 2012.

As of December 31, 2012, our refineries had 24 rail loading racks and 23 truck loading racks and three of our refineries had a total of seven owned and four non-owned docks. Total throughput in 2012 was 75 mbpd for the refinery loading racks and 499 mbpd for the refinery docks.

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

Refined Product Yields (mbpd)	2012	2011	2010

Gasoline	738	739	726

Distillates	433	433	409

Propane	26	25	24

Feedstocks and special products	109	109	97

Heavy fuel oil	18	21	24

Asphalt	62	56	76

Total	1,386	1,383	1,356

Crude Oil Supply

We obtain the crude oil we refine through negotiated contracts and purchases or exchanges on the spot market. Our crude oil supply contracts are generally term contracts with market-related pricing provisions. The following table provides information on our sources of crude oil for each of the last three years (including the St. Paul Park refinery until December 1, 2010). The crude oil sourced outside of North America was acquired from various foreign national oil companies, production companies and trading companies.

Sources of Crude Oil Refined (mbpd)	2012	2011	2010

United States	649	668	720

Canada	195	177	115

Middle East and other international	351	332	338

Total	1,195	1,177	1,173

Average cost of crude oil throughput (dollars per barrel)	$ 102.53	$ 102.83	$ 78.57

Our refineries receive crude oil and other feedstocks and distribute our refined products through a variety of channels, including pipelines, trucks, railcars, ships and barges. During 2012, we began transporting crude oil by truck from the Utica Shale region to our Canton refinery. As of December 31, 2012, we owned four transport trucks and seven trailers for this purpose.

Refined Product Marketing

We believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers and consumers within our 17-state market area in the Midwest, Gulf Coast and Southeast regions of the United States. Independent retailers, wholesale customers, our Marathon brand jobbers and Speedway brand convenience stores, airlines, transportation companies and utilities comprise the core of our customer base. In addition, we sell distillates, asphalt and gasoline for export to international customers, primarily out of our Garyville refinery. Sales destined for export comprised approximately 25 percent of our distillate sales and 13 percent of our asphalt sales in 2012.

The following table sets forth, as a percentage of total refined product sales volume, the sales of refined products to our different customer types for the past three years (including the Minnesota Assets until December 1, 2010).

Refined Product Sales by Customer Type	2012	2011	2010

Private-brand marketers, commercial and industrial customers, including spot market	72%	72%	70%

Marathon-branded dealers and jobbers	17%	17%	17%

Speedway® convenience stores	11%	11%	13%

The following table sets forth the approximate number of retail outlets (by state) where dealers and jobbers maintain Marathon-branded retail outlets, as of December 31, 2012.

State	Approximate Number of Marathon® Retail Outlets
Alabama	139

Florida	259

Georgia	256

Illinois	395

Indiana	647

Kentucky	576

Maryland	1

Michigan	778

Minnesota	84

North Carolina	311

Ohio	860

Pennsylvania	40

South Carolina	128

Tennessee	173

Virginia	136

West Virginia	111

Wisconsin	70

Total	4,964

The following table sets forth our refined products sales volumes by product group and our average sales price for each of the last three years (including the Minnesota Assets until December 1, 2010).

Refined Product Sales (mbpd)	2012	2011	2010
Gasoline	916	908	912

Distillates	463	459	434

Propane	27	25	24

Feedstocks and special products	112	111	103

Heavy fuel oil	19	19	23

Asphalt	62	59	77

Total	1,599	1,581	1,573

Average sales price, including consumer excise taxes (dollars per barrel)	$ 126.13	$ 123.14	$ 94.13

Gasoline and Distillates. We sell gasoline, gasoline blendstocks and distillates (including No. 1 and No. 2 fuel oils, kerosene, jet fuel and diesel fuel) to wholesale customers, Marathon-branded jobbers and dealers and our

Speedway® convenience stores in the Midwest, Gulf Coast and Southeast regions of the United States and on the spot market. In addition, we sell diesel fuel for export to international customers. We sold 57 percent of our gasoline sales volumes and 89 percent of our distillates sales volumes on a wholesale or spot market basis in 2012. The demand for gasoline and distillates is seasonal in many of our markets, with demand typically at its highest levels during the summer months.

We have blended ethanol into gasoline for more than 20 years and began expanding our blending program in 2007, in part due to federal regulations that require us to use specified volumes of renewable fuels. Ethanol volumes sold in blended gasoline (including the Minnesota Assets until December 1, 2010) were 68 mbpd in 2012, 70 mbpd in 2011 and 68 mbpd in 2010. The future expansion or contraction of our ethanol blending program will be driven by the economics of the ethanol supply and by government regulations. We sell reformulated gasoline, which is also blended with ethanol, in parts of our marketing territory, including Kentucky, Illinois, Indiana, Wisconsin, Pennsylvania and Texas. We also sell biodiesel-blended diesel fuel in Kentucky, West Virginia, Illinois, Ohio, North Carolina, Florida, Virginia, Pennsylvania, Georgia, Minnesota and Tennessee.

We hold a 36 percent interest in an entity that owns and operates a 110-million-gallon-per-year ethanol production facility in Clymers, Indiana. We also own a 50 percent interest in an entity that owns a 110-million-gallon-per-year ethanol production facility in Greenville, Ohio. Both of these facilities are managed by a co-owner.

Propane. We produce propane at all of our refineries. Propane is primarily used for home heating and cooking, as a feedstock within the petrochemical industry, for grain drying and as a fuel for trucks and other vehicles. Our propane sales are typically split evenly between the home heating market and industrial consumers.

Feedstocks and Special Products. We are a producer and marketer of feedstocks and specialty products. Product availability varies by refinery and includes propylene, cumene, molten sulfur, toluene, benzene, xylene and dilute naphthalene oil. We market all products domestically to customers in the chemical, agricultural and fuel blending industries. In addition, we produce fuel-grade coke at our Garyville and Detroit refineries, which is used for power generation and in miscellaneous industrial applications, and anode-grade coke at our Robinson refinery, which is used to make carbon anodes for the aluminum smelting industry.

Heavy Fuel Oil. We produce and market heavy residual fuel oil or related components at all of our refineries. Heavy residual fuel oil is primarily used in the utility and ship bunkering (fuel) industries, though there are other more specialized uses of the product.

Asphalt. We have refinery-based asphalt production capacity of up to 98 mbpcd. We market asphalt through 31 owned or leased terminals throughout the Midwest and Southeast. We have a broad customer base, including asphalt-paving contractors, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers. We sell asphalt in the domestic and export wholesale markets via rail, barge and vessel. We also produce asphalt cements, polymer modified asphalt, emulsified asphalt and industrial asphalts.

Refined Product Distribution

As of December 31, 2012, we owned and operated 61 light product and 21 asphalt terminals. The acquisition of the Galveston Bay Refinery and Related Assets on February 1, 2013 increased our number of owned and operated light product terminals to 65. Our light product and asphalt terminals averaged 1,278 mbpd and 31 mbpd of throughput in 2012, respectively. In addition, we distribute refined products through one leased light product terminal, two light product terminals in which we have partial ownership interests but do not operate and approximately 61 third-party light product and 10 third-party asphalt terminals in our market area. The following table sets forth additional details about our owned and operated terminals at December 31, 2012.

Owned and Operated Terminals	Number of Terminals	Tank Shell Capacity (thousand barrels)	Number of Tanks	Number of Loading Lanes
Light Product Terminals:
Alabama	2	404	20	4
Florida	3	1,942	54	17
Georgia	4	896	38	9
Illinois	4	1,165	45	14
Indiana	7	3,021	79	19
Kentucky	6	2,266	64	24
Louisiana	1	89	8	2
Michigan	9	2,191	85	28
North Carolina	2	451	17	6
Ohio	13	4,114	164	33
Pennsylvania	1	336	10	2
South Carolina	1	344	13	3
Tennessee	3	727	29	9
Virginia	1	276	12	2
West Virginia	2	149	10	2
Wisconsin	2	814	20	7

Subtotal light product terminals	61	19,185	668	181

Asphalt Terminals:
Florida	1	254	4	3
Illinois	2	100	9	6
Indiana	3	703	18	9
Kentucky	4	567	34	14
Louisiana	1	52	8	2
Michigan	1	12	2	8
New York	1	112	3	3
Ohio	4	1,919	46	10
Pennsylvania	1	469	14	8
Tennessee	3	951	34	12

Subtotal asphalt terminals	21	5,139	172	75

Total owned and operated terminals	82	24,324	840	256

As of December 31, 2012, our marine transportation operations included 15 towboats, as well as 177 owned and 14 leased barges that transport refined products on the Ohio, Mississippi and Illinois rivers and their tributaries and inter-coastal waterways. The following table sets forth additional details about our towboats and barges.

Class of Equipment	Number in Class	Capacity (thousand barrels)
Inland tank barges:(a)
Less than 25,000 barrels	61	858
25,000 barrels and over	130	3,784

Total	191	4,642

Inland towboats:
Less than 2000 horsepower	2
2000 horsepower and over	13

Total	15

(a)	All of our barges are double-hulled.

As of December 31, 2012, we owned 142 transport trucks and 150 trailers with an aggregate capacity of 1.4 million gallons for the movement of refined products. In addition, we had 1,944 leased and 27 owned railcars of various sizes and capacities for movement and storage of refined products. The following table sets forth additional details about our railcars.

	Number of Railcars
Class of Equipment	Owned	Leased	Total	Capacity per Railcar
General service tank cars	-	694	694	20,000-30,000 gallons
High pressure tank cars	-	1,041	1,041	33,500 gallons
Open-top hoppers	27	209	236	4,000 cubic feet

	27	1,944	1,971

Galveston Bay Refinery and Related Assets

Our Galveston Bay refinery, which we acquired on February 1, 2013, is located on the Texas Gulf Coast approximately 30 miles southeast of Houston, Texas. The refinery has a crude oil refining capacity of 451 mbpcd and storage tank shell capacity of approximately 16 million barrels. The refinery can process almost any grade of crude oil into products such as gasoline, distillates, fuel-grade coke, slurry, propylene, propane and aromatics. Our cogeneration facility, which supplies the Galveston Bay refinery, has 1,040 megawatts of electrical production capacity and can produce 4.6 million pounds of steam per hour.

The four light product terminals we acquired are located in Nashville, Tennessee; Charlotte, North Carolina; Selma, North Carolina and Jacksonville, Florida. The terminals have 42 storage tanks with aggregate shell capacity of 2.27 million barrels and 19 loading lanes.

The assignment of branded-jobber contracts represents approximately 1,200 retail outlets, primarily in Florida, Mississippi, Tennessee and Alabama.

Speedway

Our Speedway segment sells gasoline and merchandise through convenience stores that it owns and operates, primarily under the Speedway brand. Diesel fuel is also sold at the vast majority of these convenience stores. Speedway brand convenience stores offer a wide variety of merchandise, such as prepared foods, beverages and non-food items, including a number of private-label items. Speedy Rewards™, an industry-leading customer loyalty program, has achieved significant customer engagement over the years since its introduction in 2004. The average monthly active membership in 2012 was more than three million customers.

As of December 31, 2012, Speedway had 1,464 convenience stores in seven states. Revenues from sales of merchandise (including sales until December 1, 2010 from convenience stores we sold as part of the Minnesota Assets) totaled $3.06 billion in 2012, $2.92 billion in 2011 and $3.20 billion in 2010. The demand for gasoline is seasonal, with the highest demand usually occurring during the summer driving season. Margins from the sale of merchandise tend to be less volatile than margins from the retail sale of gasoline and diesel fuel.

As of December 31, 2012, the Speedway segment’s convenience stores were located in the following states:

State	Number of Convenience Stores
Illinois	107
Indiana	310
Kentucky	140
Michigan	301
Ohio	483
West Virginia	60
Wisconsin	63

Total	1,464

Harris Interactive’s annual Harris Poll EquiTrend® brand equity study named Speedway the number one convenience store brand with consumers nationally for 2012 and the number one gasoline brand with consumers for each of the prior three years. For 2011, Speedway was presented with a Convenience Retailing Award from CSP Information Group, Inc., for consumer experience provided by the Speedy Rewards™ program.

Pipeline Transportation

As of December 31, 2012, we owned, leased or had ownership interests in approximately 8,200 miles of crude oil and products pipelines, of which approximately 2,900 miles are owned through our investments in MPLX and Pipe Line Holdings. The acquisition of approximately 100 miles of natural gas liquid pipelines on February 1, 2013 increased the total mile count to approximately 8,300 miles.

MPLX

In 2012, we formed MPLX, a master limited partnership, to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. On October 31, 2012, MPLX completed its initial public offering. We own a 73.6 percent interest in MPLX, including the general partner interest. MPLX’s assets consist of a 51 percent general partner interest in Pipe Line Holdings, which owns common carrier pipeline systems through Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”), and a 100 percent interest in a one million barrel butane storage cavern in West Virginia. In addition, we own the remaining 49 percent limited partner interest in Pipe Line Holdings. As of December 31, 2012, Pipe Line Holdings, through MPL and ORPL, owned or leased and operated 1,004 miles of common carrier crude oil lines and 1,902 miles of common carrier products lines comprising 30 systems located in nine states and four tank farms in Illinois and Indiana with available storage capacity of 3.29 million barrels that is committed to MPC.

The table below sets forth additional detail regarding the pipeline systems and storage assets we own through Pipe Line Holdings and MPLX as of December 31, 2012.

Pipeline System or Storage Asset	Origin	Destination	Diameter (inches)	Length (miles)	Capacity (a)	Associated MPC refinery
Crude oil pipeline systems (mbpd):
Patoka, IL to Lima, OH crude system	Patoka, IL	Lima, OH	20”-22”	302	290	Detroit, Canton
Catlettsburg, KY and Robinson, IL crude system	Patoka, IL	Catlettsburg, KY & Robinson, IL	20”-24”	484	481	Catlettsburg, Robinson
Detroit, MI crude system (b)	Samaria & Romulus, MI	Detroit, MI	16”	61	320	Detroit
Wood River, IL to Patoka, IL crude system (b)	Wood River & Roxana, IL	Patoka, IL	12”-22”	115	307	All Midwest refineries
Inactive pipelines				42	N/A

Total				1,004	1,398

Products pipeline systems (mbpd):
Garyville, LA products system	Garyville, LA	Zachary, LA	20”-36”	72	389	Garyville
Texas City, TX products system	Texas City, TX	Pasadena, TX	16”-36”	42	215	Texas City
ORPL products system	Various	Various	6”-14”	518	242	Catlettsburg, Canton
Robinson, IL products system (b)	Various	Various	10”-16”	1,173	545	Robinson
Louisville, KY Airport products system	Louisville, KY	Louisville, KY	6”-8”	14	29	Robinson
Inactive pipelines				83	N/A

Total				1,902	1,420

Wood River, IL barge dock (mbpd)					80	Garyville
Storage assets (thousand barrels):
Neal, WV butane cavern (c)					1,000	Catlettsburg
Patoka, IL tank farm					1,386	All Midwest refineries
Wood River, IL tank farm					419	All Midwest refineries
Martinsville, IL tank farm					738	Detroit, Canton
Lebanon, IN tank farm					750	Detroit, Canton

Total					4,293

(a)

All capacities reflect 100 percent of the pipeline systems’ and barge dock’s average capacity in thousands of barrels per day and 100 percent of the available storage capacity of our butane cavern and tank farms in thousand of barrels. Crude oil capacity is based on light crude oil barrels.

(b)	Includes pipelines leased from third parties.
(c)	The Neal, WV butane cavern is 100 percent owned by MPLX.

The Pipe Line Holdings common carrier pipeline network is one of the largest petroleum pipeline systems in the United States, based on total volume delivered. Third parties generated 14 percent of the crude oil and refined product shipments on these common carrier pipelines in 2012, excluding volumes shipped by MPC under joint tariffs with third parties. These common carrier pipelines transported the volumes shown in the following table for each of the last three years.

Pipeline Throughput (mbpd) (a)(b)	2012	2011	2010
Crude oil pipelines	1,029	993	883
Refined products pipelines	980	1,031	968

Total	2,009	2,024	1,851

(a)

MPLX volumes reported in MPLX’s prospectus related to its initial public offering included our undivided joint interest crude oil pipeline systems, which were not contributed to MPLX. The undivided joint interest volumes are not included above.

(b)	Volumes represent 100 percent of the throughput through these pipelines.

MPC-Retained Assets and Investments

In addition to our 49% ownership interest in Pipe Line Holdings, we retained ownership interests in several crude oil and products pipeline systems and pipeline companies. As of December 31, 2012, we owned undivided joint interests in the following common carrier crude oil pipeline systems.

Pipeline System	Origin	Destination	Diameter (inches)	Length (miles)	Ownership Interest	Operated by MPL
Capline	St. James, LA	Patoka, IL	40”	635	33%	No
Maumee	Lima, OH	Samaria, MI	22”	95	26%	No

Total				730

MPC consolidated volumes transported through our common carrier pipelines, which include MPLX and our undivided joint interests, are shown in the following table for each of the last three years.

MPC Consolidated Pipeline Throughput (mbpd)	2012	2011	2010
Crude oil pipelines	1,190	1,184	1,204
Refined products pipelines	980	1,031	968

Total	2,170	2,215	2,172

As of December 31, 2012, we had partial ownership interests in the following pipeline companies.

Pipeline Company	Origin	Destination	Diameter (inches)	Length (miles)	Ownership Interest	Operated by MPL
Crude oil pipeline companies:
LOCAP LLC	Clovelly, LA	St. James, LA	48”	57	59%	No
LOOP LLC	Offshore Gulf of Mexico	Clovelly, LA	48”	48	51%	No

Total				105

Products pipeline companies:
Centennial Pipeline LLC (a)	Beaumont, TX	Bourbon, IL	24”-26”	795	50%	Yes
Explorer Pipeline Company	Lake Charles, LA	Hammond, IN	12”-28”	1,883	17%	No
Muskegon Pipeline LLC	Griffith, IN	Muskegon, MI	10”	170	60%	Yes
Wolverine Pipe Line Company	Chicago, IL	Bay City & Ferrysburg, MI	6”-18”	743	6%	No

Total				3,591

(a)	Includes 48 miles of inactive pipeline.

We also own 183 miles of private crude oil pipelines and 658 miles of private refined products pipelines that are operated by MPL for the benefit of our Refining & Marketing segment on a cost recovery basis. The following table provides additional information on these assets.

Private Pipeline Systems	Diameter (inches)	Length (miles)	Capacity (mbpd)
Crude oil pipeline systems:
Lima, OH to Canton, OH	12”-16”	153	84
St. James, LA to Garyville, LA	30”	20	620
Other		2	15
Inactive pipelines		8	N/A

Total		183	719

Products pipeline systems:
Robinson, IL to Lima, OH	8”	250	18
Louisville, KY to Lexington, KY (a)	8”	87	37
Woodhaven, MI to Detroit, MI	4”	26	11
Illinois pipeline systems	4”-8”	118	32
Ohio pipeline systems	4”-6”	61	39
Inactive pipelines		116	N/A

Total		658	137

(a)	We own a 65 percent undivided joint interest in the Louisville, KY to Lexington, KY system.

As of December 31, 2012, we owned 60 private tanks with storage capacity of approximately 6.5 million barrels, which are located along MPLX pipelines.

Galveston Bay Refinery and Related Assets

As part of the February 1, 2013 acquisition of the Galveston Bay Refinery and Related Assets, we acquired approximately 100 miles of natural gas liquid pipelines consisting of three intrastate systems originating at the Galveston Bay refinery. The pipelines are each eight inches in diameter and have a total capacity of approximately 40 mbpd.

Competition, Market Conditions and Seasonality

The downstream petroleum business is highly competitive, particularly with regard to accessing crude oil and other feedstock supply and the marketing of refined products. We compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. Based upon the “The Oil & Gas Journal 2012 Worldwide Refinery Survey” and our acquisition of the Galveston Bay refinery on February 1, 2013, we ranked fourth among U.S. petroleum companies on the basis of U.S. crude oil refining capacity as of February 1, 2013. We compete in four distinct markets for the sale of refined products—wholesale, spot, branded and retail distribution. We believe we compete with about 60 companies in the sale of refined products to wholesale marketing customers, including private-brand marketers and large commercial and industrial consumers; about 80 companies in the sale of refined products in the spot market; 11 refiners or marketers in the supply of refined products to refiner-branded dealers and jobbers; and approximately 250 retailers in the retail sale of refined products. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. We do not produce any of the crude oil we refine.

We also face strong competition for sales of retail gasoline, diesel fuel and merchandise. Our competitors include service stations and convenience stores operated by fully integrated major oil companies and their dealers and jobbers and other well-recognized national or regional convenience stores and travel centers, often selling gasoline, diesel fuel and merchandise at aggressively competitive prices. Non-traditional retailers, such as supermarkets, club stores and mass merchants, have affected the convenience store industry with their entrance into the retail transportation fuel business. Energy Analysts International, Inc. estimates such retailers had 12.4 percent of the U.S. gasoline market in 2012.

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

Environmental Matters

Our management is responsible for ensuring that our operating organizations maintain environmental compliance systems that support and foster our compliance with applicable laws and regulations, and for reviewing our overall performance associated with various environmental compliance programs. We also have a Corporate Emergency Response Team, composed primarily of senior management, which oversees our response to any major environmental or other emergency incident involving us or any of our facilities.

We believe it is likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with the potential for further regulations that could affect our operations. Currently, various legislative and regulatory measures to address greenhouse gases are in various phases of review, discussion or implementation. The cost to comply with these laws and regulations cannot be estimated at this time, but could be significant. For additional information, see Item 1A. Risk Factors. We estimate and publicly report greenhouse gas emissions from our operations and products we produce. Additionally, we continuously strive to improve operational and energy efficiencies through resource and energy conservation where practicable and cost effective.

Our operations are also subject to numerous other laws and regulations relating to the protection of the environment. These environmental laws and regulations include, among others, the Clean Air Act with respect to air emissions, the Clean Water Act with respect to water discharges, the Resource Conservation and Recovery Act (“RCRA”) with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) with respect to releases and remediation of hazardous substances and the Oil Pollution Act of 1990 (“OPA-90”) with respect to oil pollution and response. In addition, many states where we operate have similar laws. New laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with any new laws and regulations are very difficult to estimate at this time.

For a discussion of environmental capital expenditures and costs of compliance for air, water, solid waste and remediation, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters and Compliance Costs.

Air

We are subject to substantial requirements in connection with air emissions from our operations. The U.S. Environmental Protection Agency (“EPA”) issued an “endangerment finding” in 2009 that greenhouse gas emissions contribute to air pollution that endangers public health and welfare. Related to this endangerment finding, in April 2010, the EPA finalized a greenhouse gas emissions standard for mobile sources (cars and light duty vehicles). The endangerment finding along with the mobile source standard and the EPA’s determination that greenhouse gases are subject to regulation under the Clean Air Act, and the EPA’s so-called “tailoring rule” led to permitting of larger stationary sources of greenhouse gas emissions, including refineries. Legal challenges filed against these EPA actions were overruled by the D.C. Circuit Court of Appeals, but several parties will seek further review by the U.S. Supreme Court. We also expect refinery-specific New Source Performance Standards will be proposed in 2013. Congress may again consider legislation on greenhouse gas emissions or a carbon tax. Private parties have sued utilities and other emitters of greenhouse gas emissions, but we have not been named in any of those lawsuits. Private-party litigation is also pending against federal and certain state governmental entities seeking additional greenhouse gas emission reductions beyond those currently being undertaken. Although there may be an adverse financial impact (including compliance costs, potential permitting delays and potential reduced demand for certain refined products made from crude oil) associated with any legislation, regulation, litigation or other action, the extent and magnitude of that impact cannot be reasonably estimated due to the uncertainty regarding the additional measures and how they will be implemented.

Of particular significance to our refining operations were EPA Mobile Source Air Toxics II (“MSAT II”) regulations that require reduced benzene levels in refined products. We spent approximately $620 million over a four-year period to complete all MSAT II projects, and all units were in operation as of December 31, 2011.

The EPA has reviewed and has revised or will propose to revise the National Ambient Air Quality Standards (“NAAQS”) for criteria air pollutants. The NAAQS are subject to multiple court challenges, making final compliance plans uncertain. The EPA promulgated a revised ozone standard in March 2008 and commenced a multi-year process to develop the implementing rules required by the Clean Air Act. In 2013, the EPA is expected to propose a stricter ozone standard as part of EPA’s periodic review of that standard. Also, in 2010, the EPA adopted new short-term standards for nitrogen dioxide and sulfur dioxide, and in December 2012 issued a more stringent fine particulate matter (PM 2.5) standard. We cannot reasonably estimate the final financial impact of these proposed and revised NAAQS standards until the standards are finalized, individual state implementing rules are established and judicial challenges are resolved.

In December 2012, the EPA signed final reconsideration amendments to the Boiler and Process Heater Maximum Achievable Control Technology (“Boiler MACT”) rule. This rule had been finalized in March 2011 with work practice standards that are applicable to refinery and natural gas fired equipment. While EPA retained the work practice standards for most refinery equipment, we are currently evaluating the financial impact of the Boiler MACT rule as a result of the reconsideration amendments. Further changes to the rule may occur because of potential litigation.

In 2013, the EPA is expected to propose a Refinery Sector Rule. This rule may require various refinery unit modifications, additional controls, lower emission standards and ambient air monitoring. We cannot reasonably estimate the financial impact of this rule until it is proposed and finalized.

Water

We maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the Clean Water Act and have implemented systems to oversee our compliance efforts. In addition, we are regulated under OPA-90, which among other requirements, requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA-90 requires the responsible company to pay resulting removal costs and damages. OPA-90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We have implemented emergency oil response plans for all of our components and facilities covered by OPA-90 and we have established Spill Prevention, Control and Countermeasures plans for all facilities subject to such requirements.

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

Remediation

We own or operate, or have owned or operated, certain retail outlets where, during the normal course of operations, releases of refined products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the UST regulations under RCRA has been delegated to the states, which administer their own UST programs. Our obligation to remediate such contamination varies, depending on the extent of the releases and the stringency of the laws and regulations of the states in which we operate. A portion of these remediation costs may be recoverable from the appropriate state UST reimbursement funds once the applicable deductibles have been satisfied. We also have ongoing remediation projects at a number of our current and former refinery, terminal and pipeline locations. Penalties or other sanctions may be imposed for noncompliance.

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

Mileage Standards, Renewable Fuels and Other Fuels Requirements

In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”), which, among other things, set a target of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contains a second Renewable Fuel Standard (the “RFS2”). In August 2012, the EPA and the National Highway Traffic Safety Administration jointly adopted regulations that establish average industry fleet fuel economy standards for passenger cars and light trucks of up to 41 miles per gallon by model year 2021 and average fleet fuel economy standards of up to 49.7 miles per gallon by model year 2025 (the standards from 2022 to 2025 are the government’s current estimate but will require further rulemaking).

The RFS2 requires 16.55 billion gallons of renewable fuel usage in 2013, increasing to 36.0 billion gallons by 2022. In the near term, the RFS2 will be satisfied primarily with fuel ethanol blended into gasoline. The RFS2 presents production and logistic challenges for both the renewable fuels and petroleum refining and marketing industries. The RFS2 has required, and may in the future continue to require, additional capital expenditures or expenses by us to accommodate increased renewable fuels use.

Within the overall 36.0 billion gallon RFS2, EISA established an advanced biofuel RFS2 volume of 2.0 billion gallons in 2012 increasing to 21.0 billion gallons in 2022. Subsets within the advanced biofuel RFS2 include biomass-based diesel, which was set at 1.0 billion gallons in 2012 and at least 1.0 billion gallons in 2013 through 2022 (to be determined by the EPA through future rulemaking), and cellulosic biofuel, which was set at 0.5 billion gallons in 2012, 1.0 billion gallons in 2013, increasing to 16.0 billion gallons by 2022. The EPA established the 2013 biomass-based diesel requirement at 1.28 billion gallons. The EPA determined that 0.5 billion gallons of cellulosic biofuel would not be produced in 2012, and lowered the requirement to 8.65 million gallons. The American Petroleum Institute challenged the EPA 2012 cellulosic biofuel requirement and the D.C. Circuit Court of Appeals vacated the requirement finding that it was unlawfully determined and remanded it for further determination.

The advanced biofuels programs will present specific challenges in that we may have to enter into arrangements with other parties or purchase credits from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel, with potentially uncertain supplies of these new fuels. The advanced requirement for 2012 required a substantial level of Brazilian sugarcane ethanol imports since other sources of advanced renewable fuels were not available. In 2012, the EPA also discovered that 140 million biodiesel Renewable Identification Numbers (“RINs”) used to meet the annual requirement for that fuel had been fraudulently created and sold to unsuspecting third parties, including us.

We made investments in infrastructure capable of expanding biodiesel blending capability to help comply with the biodiesel RFS2 requirement by buying and blending biodiesel into our refined diesel product, and by buying needed biodiesel RINs in the EPA-created biodiesel RINs market.

On October 13, 2010, the EPA issued a partial waiver decision under the Clean Air Act to allow for an increase in the amount of ethanol permitted to be blended into gasoline from 10 percent (“E10”) to 15 percent (“E15”) for 2007 and newer light-duty motor vehicles. On January 21, 2011, the EPA issued a second waiver for the use of E15 in vehicles model year 2001-2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed for use in traditional gasoline engines.

There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in EISA and related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.

The EPA Tier 3 gasoline rulemaking could potentially lower the allowable sulfur level in gasoline but it may also lower the Reid vapor pressure, and the allowable benzene, aromatics and olefins content of gasoline, while possibly increasing octane requirements. We anticipate a proposed rule will be issued in 2013 and plan to participate in the public comment process.

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

Employees

We had approximately 25,985 regular employees as of December 31, 2012, which includes approximately 18,490 employees of Speedway. Approximately 2,025 employees were added in February 2013 associated with the Galveston Bay Refinery and Related Assets.

Certain hourly employees at our Catlettsburg, Canton, Galveston Bay and Texas City refineries are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers Union under labor agreements that are due to expire in 2015. The International Brotherhood of Teamsters represents certain hourly employees at our Detroit refinery under a labor agreement that is scheduled to expire in January 2014.

Executive Officers of the Registrant

The executive officers of MPC and their ages as of February 1, 2013, are as follows:

Name	Age	Position with MPC
Gary R. Heminger	59	President and Chief Executive Officer

Pamela K.M. Beall	56	Vice President, Investor Relations and Government & Public Affairs

Richard D. Bedell	58	Senior Vice President, Refining

Michael G. Braddock	55	Vice President and Controller

Timothy T. Griffith	43	Vice President of Finance and Treasurer

Thomas M. Kelley	53	Senior Vice President, Marketing

Anthony R. Kenney	59	President, Speedway LLC

Rodney P. Nichols	60	Senior Vice President, Human Resources and Administrative Services

C. Michael Palmer	59	Senior Vice President, Supply, Distribution and Planning

Garry L. Peiffer	61	Executive Vice President, Corporate Planning and Investor & Government Relations

George P. Shaffner	53	Senior Vice President, Transportation and Logistics

John S. Swearingen	53	Vice President, Health, Environmental, Safety & Security

Donald C. Templin	49	Senior Vice President and Chief Financial Officer

Donald W. Wehrly	53	Vice President and Chief Information Officer

J. Michael Wilder	60	Vice President, General Counsel and Secretary

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

Mr. Griffith was appointed vice president of Finance and treasurer effective August 1, 2011. Prior to this appointment, Mr. Griffith was vice president Investor Relations and treasurer of Smurfit-Stone Container Corporation, a packaging manufacturer, in St. Louis, Missouri, and prior to that was vice president and treasurer of Cooper-Standard Automotive, a global automotive supplier, in Novi, Michigan, from 2006 to 2008.

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

Mr. Nichols was appointed senior vice president, Human Resources and Administrative Services effective March 2012. Prior to this appointment, Mr. Nichols served as vice president, Human Resources and Administrative Services beginning on June 30, 2011 and served in the same capacity for Marathon Petroleum Company LP beginning in April 1998.

Mr. Palmer was appointed senior vice president, Supply Distribution and Planning effective June 30, 2011. Prior to this appointment, Mr. Palmer served as vice president, Supply Distribution & Planning for Marathon Petroleum Company LP beginning in June 2010. He served as Crude Supply and Logistics director for Marathon Petroleum Company LP beginning in February 2010, and as senior vice president, Oil Sands Operations and Commercial Activities for Marathon Oil Canada Corporation beginning in 2007.

Mr. Peiffer was appointed executive vice president of Corporate Planning and Investor & Government Relations effective June 30, 2011. Prior to this appointment, Mr. Peiffer was senior vice president of Finance and Commercial Services for Marathon Petroleum Company LP beginning in 1998.

Mr. Shaffner was appointed senior vice president, Transportation and Logistics effective June 30, 2011. Prior to this appointment, Mr. Shaffner served in the same capacity for Marathon Petroleum Company LP beginning in June 2010. Previously, Mr. Shaffner served as Michigan Refining Division manager beginning in October 2006.

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

Available Information

General information about MPC, including Corporate Governance Principles and Charters for the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, can be found at http://ir.marathonpetroleum.com. In addition, our Code of Business Conduct and Code of Ethics for Senior Financial Officers are also available in this same location.

MPC uses its website, www.marathonpetroleum.com, as a channel for routine distribution of important information, including news releases, analyst presentations, financial information and market data. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the reports are filed or furnished with the Securities and Exchange Commission. These documents are also available in hard copy, free of charge, by contacting our Investor Relations office. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases and financial information on our website. Information contained on our website is not incorporated into this Annual Report on Form 10-K or other securities filings.

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

Risks Relating to Our Industry and Our Business

Failure to identify and manage risks inherent in our industry could adversely impact our business.

Our business requires us to identify and manage the risks inherent to the refining, marketing and transportation business in which we operate. Our operations are subject to business interruption due to scheduled refinery turnarounds and to unplanned maintenance or events such as explosions, fires, refinery or pipeline releases or other incidents, severe weather and labor disputes. Such incidents may result in personal injury, loss of life, environmental damage, legal liability and loss of revenue. Failure to identify and manage these risks could result in explosions, fires, refinery or pipeline releases or other incidents resulting in personal injury, loss of life, environmental damage, property damage, legal liability, loss of revenue and substantial fines by governmental authorities.

A substantial or extended decline in refining and marketing gross margins would reduce our operating results and cash flows and could materially and adversely impact our future rate of growth and the carrying value of our assets.

Our operating results, cash flows, future rate of growth and the carrying value of our assets are highly dependent on the margins we realize on our refined products. The measure of the difference between market prices for refined products and crude oil, or crack spread, is commonly used by the industry as a proxy for refining and marketing gross margins. Historically, refining and marketing gross margins have been volatile and we believe they will continue to be volatile in the future. Our margins and cost of producing gasoline and other refined products are influenced by a number of conditions, including the price of crude oil. We do not produce crude oil and must purchase all of the crude oil we refine. The price of crude oil and the price at which we can sell our refined products may fluctuate independently due to a variety of regional and global market conditions. The overall change in crack spreads will impact our refining and marketing gross margins. Many of the factors influencing the change in crack spreads and refining and marketing gross margins are beyond our control. These factors include:

•	worldwide and domestic supplies of and demand for crude oil and refined products;

•	the cost of crude oil to be manufactured into refined products;

•	the prices realized for refined products;

•	utilization rates of refineries;

•	natural gas and electricity supply costs incurred by refineries;

•	the ability of the members of the OPEC to agree to and maintain production controls;

•	political instability or armed conflict in oil and natural gas producing regions;

•	local weather conditions;

•	seasonality of demand in our marketing area due to increased highway traffic in the spring and summer months;

•	natural disasters such as hurricanes and tornados;

•	the price and availability of alternative and competing forms of energy;

•	domestic and foreign governmental regulations and taxes; and

•	local, regional, national and worldwide economic conditions.

Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The longer-term effects of these and other factors on refining and marketing gross margins are uncertain. We purchase our crude oil and other refinery feedstocks weeks before refining them and selling the refined products. Price level changes during the period between purchasing feedstocks and selling the refined products from these feedstocks could have a significant effect on our financial results. We also purchase refined products manufactured by others for resale to our customers. Price changes during the periods between purchasing and reselling those refined products also could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Lower refining and marketing gross margins may reduce the amount of refined product we produce, which may reduce our revenues, operating income and cash flows. Significant reductions in refining and marketing gross margins could require us to reduce our capital expenditures or impair the carrying value of our assets.

The availability of crude oil and increases in crude oil prices may reduce profitability and refining and marketing gross margins.

The profitability of our operations depends largely on the difference between the cost of crude oil and other feedstocks we refine and the selling prices we obtain for refined products. A portion of our crude oil is purchased from various foreign national oil companies, producing companies and trading companies, including suppliers from Canada, the Middle East and various other international locations. We are, therefore, subject to the political, geographic and economic risks attendant to doing business with suppliers located in, and supplies originating from, those areas. If one or more of our major supply sources were eliminated, or if political events disrupted our traditional crude oil supply, we believe adequate alternative supplies of crude oil would be available, but it is possible we would be unable to find alternative sources of supply. If we are unable to obtain adequate crude oil volumes or are able to obtain such volumes only at unfavorable prices, our operations, sales of refined products and refining and marketing margins could be adversely affected, materially and adversely impacting our business, financial condition, results of operations and cash flows.

Worldwide political and economic developments could materially and adversely impact our business, financial condition, results of operations and cash flows.

In addition to impacting crude oil and other feedstock supplies, political and economic factors in global markets could have a material adverse effect on us in other ways. Hostilities in the Middle East or the occurrence or threat of future terrorist attacks could adversely affect the economies of the United States (the “U.S.”) and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause our revenues and margins to decline and limit our future growth prospects. These risks could lead to increased volatility in prices for refined products. Additionally, these risks could increase instability in the financial and insurance markets and make it more difficult or costly for us to access capital and to obtain the insurance coverage that we consider adequate. Additionally, tax policy, legislative or regulatory action and commercial restrictions could reduce our operating profitability. The U.S. government could prevent or restrict exports of refined products or the conduct of business with certain foreign countries.

Changes in environmental or other laws or regulations may reduce our refining and marketing gross margin and may result in substantial capital expenditures and operating costs that could materially and adversely affect our business, financial condition, results of operations and cash flows.

Various laws and regulations are expected to impose increasingly stringent and costly requirements on our operations, which may reduce our refining and marketing gross margin. Laws and regulations relating to the emission or discharge of materials into the environment, solid and hazardous waste management, pollution prevention, greenhouse gas emissions and characteristics and composition of gasoline and diesel fuels, as well as those relating to public and employee safety and health and to facility security, in particular, are expected to become more stringent. The specific impact of laws and regulations on us and our competitors may vary depending on a number of factors, including the age and location of operating facilities, marketing areas, crude oil and feedstock sources and production processes. We may be required to make expenditures to modify operations, install pollution control equipment, perform site cleanups or curtail operations that could materially and adversely affect our business, financial condition, results of operations and cash flows.

We believe the issue of climate change will likely continue to receive scientific and political attention, with the potential for further laws and regulations that could affect our operations. The U.S. pledge in 2009, as part of the Copenhagen Accord, to reduce greenhouse gas emissions 17% below 2005 levels by 2020, remains in effect. Meetings of the United Nations Climate Change Conference, however, have produced no legally binding emission reduction requirements on the U.S. Also in 2009, the EPA issued a finding that greenhouse gas emissions contribute to air pollution that endangers public health and welfare. Related to the endangerment finding, in April 2010, the EPA finalized a greenhouse gas emission standard for mobile sources (cars and other light duty vehicles). The endangerment finding, the mobile source standard and the EPA’s determination that greenhouse gases are subject to regulation under the Clean Air Act and the EPA’s so-called “tailoring rule” led to permitting of larger stationary sources of greenhouse gas emissions, including refineries. We also expect refinery-specific New Source Performance Standards will be proposed in 2013. Legal challenges were filed against these EPA actions. The D.C. Circuit Court of Appeals overruled these challenges but several parties will seek further review by the U.S. Supreme Court.

In the future, Congress may again consider legislation on greenhouse gas emissions or a carbon tax. Other measures to address greenhouse gas emissions are in various phases of review or implementation in the U.S. These measures include state actions to develop statewide or regional programs to impose emission reductions. Private party litigation is pending against federal and certain state governmental entities seeking additional greenhouse gas emission reductions beyond those currently being undertaken. These actions could result in increased costs to operate and maintain our facilities, capital expenditures to install new emission controls and costs to administer any carbon trading or tax programs implemented. Although uncertain, these developments could increase our costs, reduce the demand for the products we sell and create delays in our obtaining air pollution permits for new or modified facilities.

The EISA, among other things, sets a target of 35 miles per gallon for the combined fleet of cars and light trucks in the U.S. by model year 2020 and contains a second Renewable Fuel Standard commonly referred to as RFS2. In August 2012, the EPA and the National Highway Traffic Safety Administration jointly adopted regulations that establish average industry fleet fuel economy standards for passenger cars and light trucks of up to 41 miles per gallon by model year 2021 and of up to 49.7 miles per gallon by model year 2025 (the standards from 2022 to 2025 are the government’s current estimate but will require further rulemaking). Increases in fuel mileage standards and the increased use of renewable fuels (including ethanol and advanced biofuels) may reduce demand for refined products.

The RFS2 required the total volume of renewable transportation fuels sold or introduced annually in the U.S. to reach 15.2 billion gallons in 2012 and increases to 36.0 billion gallons by 2022. The RFS2 presents production and logistics challenges for both the renewable fuels and petroleum refining industries, and may continue to require additional capital expenditures or expenses by us to accommodate increased renewable fuels use. The advanced biofuels program, a subset of the RFS2 requirements, creates uncertainties and presents challenges of supply, and may require that we and other refiners and other obligated parties purchase credits from the EPA to meet our obligations.

Tax incentives and other subsidies have also made renewable fuels more competitive with refined products than they otherwise would have been, which may further reduce refined product margins.

The EPA Tier 3 gasoline rulemaking could potentially lower the allowable sulfur level in gasoline, but it may also lower the Reid vapor pressure, and the allowable benzene, aromatics and olefins content of gasoline, while possibly increasing octane requirements. We anticipate a proposed rule will be issued in 2013 and plan to participate in the public comment process.

We have in the past owned or operated, and currently own and operate, convenience stores and other locations with USTs in various states. The operation of USTs poses risks, including soil and groundwater contamination, at our previously or currently operated locations. Such contamination could result in substantial cleanup costs, fines or civil liabilities.

We have in the past and will continue to dispose of various wastes at lawful disposal sites. Environmental laws, including CERCLA, and similar state laws can impose liability for the entire cost of cleanup on any responsible party, without regard to negligence or fault, and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when performed.

Any failure by us to comply with existing or future laws or regulations could result in the imposition of administrative, civil or criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or impediments to construction of additional facilities or equipment.

Compliance with and changes in tax laws could materially and adversely impact our financial performance.

We are subject to extensive tax liabilities, including federal and state income taxes and transactional taxes such as excise, sales and use, payroll, franchise, withholding and property taxes. New tax laws and regulations and changes in existing tax laws and regulations could result in increased expenditures by us for tax liabilities in the future and could materially and adversely impact our financial performance. Additionally, many tax liabilities are subject to periodic audits by taxing authorities, and such audits could subject us to interest and penalties.

Competitors that produce their own supply of feedstocks, have more extensive retail outlets or have greater financial resources may have a competitive advantage.

We do not produce any of our crude oil supply. Some of our competitors, however, obtain a significant portion of their crude oil from their own exploration and production activities. Competitors that have their own exploration and production activities may at times be able to offset losses from downstream operations with profits from upstream operations, and may be better positioned to withstand periods of depressed refined product margins or feedstock shortages.

Some of our competitors also have significantly greater financial and other resources than we have. Those competitors may have a greater ability to respond to volatile industry or market conditions, such as shortages of crude oil or other feedstocks or intense price fluctuations.

The retail market is diverse and highly competitive, and severe competition could adversely impact our business.

We also face strong competition in the market for the sale of retail gasoline, diesel and merchandise. Our competitors include outlets owned or operated by fully integrated major oil companies or their dealers or jobbers, and other well-recognized national or regional retail outlets, often selling gasoline or merchandise at very competitive prices. Several non-traditional retailers such as supermarkets, club stores and mass merchants are in the retail business. These non-traditional gasoline retailers have obtained a significant share of the transportation fuels market and we expect their market share to grow. Because of their diversity, integration of operations, experienced management and greater resources, these companies may be better able to withstand volatile market conditions or levels of low or no profitability in the retail segment of the market. In addition, these retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales. These activities by our competitors could pressure us to offer similar discounts, adversely affecting our profit margins. Additionally, the loss of market share by our convenience stores to these and other retailers relating to either gasoline or merchandise could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are subject to business interruptions and casualty losses. We do not insure against all such potential losses, and, therefore, our business, financial condition, results of operations and cash flows could be adversely affected by unexpected liabilities and increased costs.

Our operations are subject to business interruption due to scheduled refinery turnarounds and to unplanned events such as explosions, fires, refinery or pipeline releases or other incidents or unplanned maintenance, severe weather and labor disputes. For example, our pipelines provide a nearly-exclusive form of transportation of crude oil to, or refined products from, some of our refineries. In such instances, a prolonged interruption in service of such a pipeline could materially and adversely affect the operations, profitability and cash flows of the connected refinery.

Our operations could result in serious personal injury or loss of human life, significant damage to property and equipment, environmental pollution, impairment of operations and substantial losses to us. Damages resulting from a catastrophic occurrence involving us or any of our assets or operations may result in our being named as a defendant in one or more lawsuits asserting potentially substantial claims or in our being assessed potentially substantial fines by governmental authorities. In addition, our information technology systems and network infrastructure are subject to unauthorized access or attack, which could result in the loss of sensitive business information, systems interruptions or the disruption of our business operations. To protect against such attempts of unauthorized access or attack, we have implemented infrastructure protection technologies and disaster recovery plans. The level of protection and disaster recovery capability varies from site to site, and there can be no guarantee such plans, to the extent they are in place, will be totally effective.

We maintain insurance coverage in amounts we believe to be prudent against many, but not all, potential liabilities arising from operating hazards. Uninsured liabilities arising from operating hazards could reduce the funds available to us for capital and investment spending and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Historically, we also have maintained insurance coverage for physical damage and resulting business interruption to our major facilities, with significant self-insured retentions. In the future, we may not be able to maintain or obtain insurance of the types and amounts we desire at reasonable rates.

As a result of market conditions, premiums and deductibles for certain of our insurance coverage have increased substantially and could escalate further. Certain insurance coverage could become unavailable or available only for reduced amounts of coverage. For example, due to hurricane activity in recent years, the availability of insurance coverage for our facilities for windstorms in the Gulf of Mexico region has been reduced.

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

The Shipping Act of 1916 and Merchant Marine Act of 1920, which we refer to collectively as the Maritime Laws, generally require that vessels engaged in U.S. coastwise trade be owned by U.S. citizens. Among other requirements to establish citizenship, corporations that own such vessels must be owned at least 75% by U.S. citizens. If we fail to maintain compliance with the Maritime Laws, we would be prohibited from operating vessels in the U.S. inland waters. Such a prohibition could materially and adversely affect our business, financial condition, results of operations and cash flows.

We may incur losses to our business as a result of our forward-contract activities and derivative transactions.

We currently use commodity derivative instruments and we expect to enter into these types of transactions in the future. A failure of a futures commission merchant or counterparty to perform would affect these transactions. To the extent the instruments we utilize to manage these exposures are not effective, we may incur losses related to the ineffective portion of the derivative transaction or costs related to moving the derivative positions to another futures commission merchant or counterparty once a failure has occurred.

We have substantial debt obligations, therefore our business, financial condition, results of operations and cash flows could be harmed by a deterioration of our credit profile, a decrease in debt capacity or unsecured commercial credit available to us, or by factors adversely affecting credit markets generally.

On February 1, 2011, we completed the offering of senior notes aggregating $3.0 billion in principal amount. At December 31, 2012, our total debt obligations for borrowed money and capital lease obligations was $3.36 billion. We may incur substantial additional debt obligations in the future.

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

A decrease in our debt and commercial credit capacity, including unsecured credit extended by third-party suppliers, or a deterioration in our credit profile could increase our costs of borrowing money and/or limit our access to the capital markets and commercial credit, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

Historic or current operations could subject us to significant legal liability or restrict our ability to operate.

We currently are defending litigation and anticipate we will be required to defend new litigation in the future. Our operations and those of our predecessors could expose us to litigation and civil claims by private plaintiffs for alleged damages related to contamination of the environment or personal injuries caused by releases of hazardous substances from our facilities, products liability, consumer credit or privacy laws, product pricing or antitrust laws or any other laws or regulations that apply to our operations. While an adverse outcome in most litigation matters would not be expected to be material to us, in class-action litigation large classes of plaintiffs may allege damages relating to extended periods of time or other alleged facts and circumstances that could increase the amount of potential damages. Attorneys general and other government officials may pursue litigation in which they seek to recover civil damages from companies on behalf of a state or its citizens for a variety of claims, including violation of consumer protection and product pricing laws or natural resources damages. We are defending litigation of that type and anticipate that we will be required to defend new litigation of that type in the future. If we are not able to successfully defend such litigation, it may result in liability to our company that could materially and adversely affect our business, financial condition, results of operations and cash flows. We do not have insurance covering all of these potential liabilities. In addition to substantial liability, plaintiffs in litigation may also seek injunctive relief which, if imposed, could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

A portion of our workforce is unionized, and we may face labor disruptions that could materially and adversely affect our business, financial condition, results of operations and cash flows.

Approximately 38 percent of our refining employees are covered by collective bargaining agreements. The contracts for the hourly refinery workers at our Detroit and Texas City refineries are scheduled to expire in January 2014 and March 2015, respectively. The contracts for the hourly refinery workers at our Canton, Catlettsburg and Galveston Bay refineries are each scheduled to expire in January 2015. These contracts may be renewed at an increased cost to us or we may experience work stoppages as a result of labor disagreements.

One of our subsidiaries acts as the general partner of a publicly traded master limited partnership, MPLX, which may involve a greater exposure to legal liability than our historic business operations.

One of our subsidiaries acts as the general partner of MPLX, a publicly traded master limited partnership. Our control of the general partner of MPLX may increase the possibility of claims of breach of fiduciary duties including claims of conflicts of interest related to MPLX. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

Significant transactions, including the Galveston Bay Refinery and Related Assets acquisition, are subject to substantial risks that could adversely affect our business, financial conditions, results of operations and cash flows.

Any significant transaction, including the Galveston Bay Refinery and Related Assets acquisition, involves potential risks, including, among other things:

•	the validity of our assumptions about future synergies, revenues, capital expenditures and operating costs;

•	an inability to successfully integrate any asset or businesses we acquire;

•	a decrease in our liquidity by using a portion of our available cash or borrowing capacity under our revolving credit agreement to finance transactions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance transactions;

•	the assumption of unknown environmental and other liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns; and

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

Risks Relating to our Spinoff from Marathon Oil

We are subject to certain continuing contingent liabilities of Marathon Oil relating to taxes and other matters and to potential liabilities and temporary limitations pursuant to the tax sharing agreement we entered into with Marathon Oil that could materially and adversely affect our business, financial condition, results of operations and cash flows.

Although the Spinoff occurred in mid 2011, certain liabilities of Marathon Oil could become our obligations. For example, under the Internal Revenue Code of 1986 (the “Code”) and related rules and regulations, each corporation that was a member of the Marathon Oil consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the Spinoff is jointly and severally liable for the federal income tax liability of the entire Marathon Oil consolidated tax reporting group for that taxable period. In connection with the Spinoff, we entered into a tax sharing agreement with Marathon Oil that allocates the responsibility for prior period taxes of the Marathon Oil consolidated tax reporting group between us and Marathon Oil. However, if Marathon Oil is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities.

Also pursuant to the tax sharing agreement, following the Spinoff we are responsible generally for all taxes attributable to us or any of our subsidiaries, whether accruing before, on or after the Spinoff. We also agreed to be responsible for, and indemnify Marathon Oil with respect to, all taxes arising as a result of the Spinoff (or certain internal restructuring transactions) failing to qualify as transactions under Sections 368(a) and 355 of the Code for U.S. federal income tax purposes to the extent such tax liability arises as a result of any breach of any representation, warranty, covenant or other obligation by us or certain affiliates made in connection with the issuance of the private letter ruling relating to the Spinoff or in the tax sharing agreement. In addition, we agreed to indemnify Marathon Oil for specified tax-related liabilities associated with our 2005 acquisition of the minority interest in our refining joint venture from Ashland Inc. Our indemnification obligations to Marathon Oil and its subsidiaries, officers and directors are not limited or subject to any cap. If we are required to indemnify Marathon Oil and its subsidiaries and their respective officers and directors under the tax sharing agreement, we may be subject to substantial liabilities. At this time, we cannot precisely quantify the amount of these liabilities that have been assumed pursuant to the tax sharing agreement and there can be no assurances as to their final amounts. The tax liabilities described in this paragraph could have a material adverse effect on our company.

Under the tax sharing agreement we could be limited for a period of time in our ability to pursue certain strategic or capital raising transactions. In addition, under some circumstances, we could be liable for any adverse tax consequences resulting from engaging in such transactions. Even if the Spinoff’s status as a tax-free distribution under Section 355 of the Code remains intact, the Spinoff may result in significant U.S. federal income tax liabilities to Marathon Oil under applicable provisions of the Code if 50 percent or more of Marathon Oil’s stock or our stock is treated as having been acquired, directly or indirectly, by one or more persons as part of a plan that includes the Spinoff. Under those provisions, any acquisitions of Marathon Oil stock or our stock (or similar acquisitions), or any understanding, arrangement or substantial negotiations regarding an acquisition of Marathon Oil stock or our stock (or similar acquisitions), within two years before or after the Spinoff are subject to special scrutiny. The process for determining whether an acquisition triggering those provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If a direct or indirect acquisition of Marathon Oil stock or our stock resulted in a change in control as contemplated by those provisions, Marathon Oil (but not its stockholders) would recognize a taxable gain.

Under the tax sharing agreement, there are also restrictions on our ability to take actions that could cause the separation to fail to qualify as a tax-free distribution, and we are required to indemnify Marathon Oil against any such tax liabilities attributable to actions taken by or with respect to us or any of our affiliates, or any person that, after the Spinoff, is our affiliate. We may be similarly liable if we breach certain other representations or covenants set forth in the tax sharing agreement. We are also subject to restrictions on our ability to issue shares of our stock without satisfying certain conditions within the tax sharing agreement. As a result of the foregoing, we may be unable to engage in strategic or capital raising transactions that our stockholders might consider favorable, or to structure potential transactions in the manner most favorable to us, without adverse tax consequences, if at all.

The Spinoff could be determined not to qualify as a tax-free transaction, and Marathon Oil and its stockholders could be subject to material amounts of taxes and, in certain circumstances, we could be required to indemnify Marathon Oil for material taxes pursuant to indemnification obligations under the tax sharing agreement.

Marathon Oil received a private letter ruling from the Internal Revenue Service (the “IRS”), to the effect that, among other things, the distribution of shares of MPC common stock in the Spinoff qualifies as tax-free to Marathon Oil, us and Marathon Oil stockholders for U.S. federal income tax purposes under Sections 355 and 368(a) and related provisions of the Code. If the factual assumptions or representations made in the private letter ruling request are inaccurate or incomplete in any material respect, then Marathon Oil would not be able to continue to rely on the ruling. We are not aware of any facts or circumstances that would cause the assumptions or representations that were relied on in the private letter ruling to be inaccurate or incomplete in any material respect. If, notwithstanding receipt of the private letter ruling, the Spinoff were determined not to qualify under Section 355 of the Code, Marathon Oil would be subject to tax as if it had sold its shares of common stock of our company in a taxable sale for their fair market value and would recognize a taxable gain in an amount equal to the excess of the fair market value of such shares over its tax basis in such shares.

With respect to taxes and other liabilities that could be imposed on Marathon Oil in connection with the Spinoff (and certain related transactions) as a result of a final determination that is inconsistent with the anticipated tax consequences as set forth in the private letter ruling, we would be liable to Marathon Oil under the tax sharing agreement for any such taxes or liabilities attributable to actions taken by or with respect to us, any of our affiliates, or any person that, after the Spinoff, is our affiliate. We may be similarly liable if we breach specified representations or covenants set forth in the tax sharing agreement. If we are required to indemnify Marathon Oil for taxes incurred as a result of the Spinoff (or certain related transactions) being taxable to Marathon Oil, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have potential liabilities pursuant to the separation and distribution agreement we entered into with Marathon Oil in connection with the Spinoff that could materially and adversely affect our business, financial condition, results of operations and cash flows.

In connection with the Spinoff, we entered into a separation and distribution agreement with Marathon Oil that provides for, among other things, the principal corporate transactions that were required to affect the Spinoff, certain conditions to the Spinoff and provisions governing the relationship between our company and Marathon

Oil with respect to and resulting from the Spinoff. Among other things, the separation and distribution agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our downstream business activities, whether incurred prior to or after the Spinoff, as well as certain obligations of Marathon Oil assumed by us. Our obligations to indemnify Marathon Oil under the circumstances set forth in the separation and distribution agreement could subject us to substantial liabilities. Marathon Oil also agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities retained by Marathon Oil and there can be no assurance that the indemnity from Marathon Oil will be sufficient to protect us against the full amount of such liabilities, that Marathon Oil will be able to fully satisfy its indemnification obligations or that Marathon Oil’s insurers will cover us for liabilities associated with occurrences prior to the Spinoff. Moreover, even if we ultimately succeed in recovering from Marathon Oil or it insurers any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. If Marathon Oil is unable to satisfy its indemnification obligations, the underlying liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to Ownership of Our Common Stock

Provisions in our corporate governance documents could operate to delay or prevent a change in control of our company, dilute the voting power or reduce the value of our capital stock or affect its liquidity.

The existence of some provisions within our restated certificate of incorporation and amended and restated bylaws could discourage, delay or prevent a change in control of us that a stockholder may consider favorable. These include provisions:

•	providing that our board of directors fixes the number of members of the board;

•	providing for the division of our board of directors into three classes with staggered terms;

•	providing that only our board of directors may fill board vacancies;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring stockholder action to be taken at a meeting of the stockholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	establishing supermajority vote requirements for certain amendments to our restated certificate of incorporation and stockholder proposals for amendments to our amended and restated bylaws;

•	providing that our directors may only be removed for cause;

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

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors time to assess any acquisition proposal, and are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of us and our stockholders.

Our restated certificate of incorporation also authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our board of directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

Finally, to facilitate compliance with the Maritime Laws, our restated certificate of incorporation limits the aggregate percentage ownership by non-U.S. citizens of our common stock or any other class of our capital stock to 23 percent of the outstanding shares. We may prohibit transfers that would cause ownership of our common stock or any other class of our capital stock by non-U.S. citizens to exceed 23 percent. Our restated certificate of incorporation also authorizes us to effect any and all measures necessary or desirable to monitor and limit foreign ownership of our common stock or any other class of our capital stock. These limitations could have an adverse impact on the liquidity of the market for our common stock if holders are unable to transfer shares to non-U.S. citizens due to the limitations on ownership by non-U.S. citizens. Any such limitation on the liquidity of the market for our common stock could adversely impact the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The location and general character of our refineries, convenience stores, pipeline systems and other important physical properties have been described by segment under Item 1. Business and are incorporated herein by reference. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. In addition, we believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. As of December 31, 2012, we were the lessee under a number of cancellable and noncancellable leases for certain properties, including land and building space, office equipment, storage facilities and transportation equipment. See Item 8. Financial Statements and Supplementary Data – Note 24 for additional information regarding our leases.

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

Kentucky Emergency Pricing Litigation

In May 2007, the Kentucky attorney general filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleges that we overcharged customers by $89 million during September and October 2005. The complaint seeks disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. We are vigorously defending this litigation. We believe that this is the first lawsuit for damages and injunctive relief under the Kentucky emergency pricing laws to progress this far and it contains many novel issues. In May 2011, the Kentucky attorney general amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky governor on April 26, 2011 and which have since expired. The court denied the attorney general’s request for immediate injunctive relief, and the remainder of the 2011 claims likely will be resolved along with those dating from 2005. If the lawsuit is resolved unfavorably in its entirety, it could materially impact our consolidated results of operations, financial position or cash flows. However, management does not believe the ultimate resolution of this litigation will have a material adverse effect.

Environmental Proceedings

During 2001, we entered into a New Source Review consent decree and settlement of alleged Clean Air Act and other violations with the EPA covering our refineries. The settlement committed us to specific control technologies and implementation schedules for environmental expenditures and improvements to our refineries, which are now complete. We are working with the EPA to terminate the New Source Review consent decree.

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

We have been subject to a pending enforcement matter with the Illinois Environmental Protection Agency (“IEPA”) and the Illinois attorney general’s office since 2002 concerning self-reporting of possible emission exceedences and permitting issues related to storage tanks at the Robinson, Illinois refinery. It is possible the IEPA could seek penalties in excess of $100,000 in connection with this matter.

On January 3, 2013, the Louisiana Department of Environmental Quality (“LDEQ”) issued a consolidated compliance order and notice of potential penalty alleging violations related to self-reported air emission events occurring at our Garyville, Louisiana refinery between the years of 2005 and 2011. It is possible the LDEQ could seek penalties in excess of $100,000 in connection with this matter.

In January 2013, the EPA notified our subsidiary, Marathon Pipe Line LLC, of alleged Clean Air Act violations pertaining to a 2011 audit of our Woodhaven, Michigan facility. The resolution of this matter may result in a penalty in excess of $100,000.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE and traded under the symbol “MPC”. As of February 15, 2013, there were 41,830 registered holders of our common stock.

The following table reflects intraday high and low sales prices of and dividends declared on our common stock by quarter since July 1, 2011, the date on which our stock began trading “regular-way” on the NYSE:

	2012			2011
Dollars per share	High Price	Low Price	Dividends	High Price	Low Price	Dividends
Quarter 1	$45.42	$30.24	$0.25	$-	$-	$-
Quarter 2	45.35	33.66	0.25	-	-	-
Quarter 3	56.22	42.60	0.35	47.43	26.35	0.20
Quarter 4	63.44	52.36	0.35	39.55	26.61	0.25
Year	63.44	30.24	1.20

Dividends

Our board of directors intends to declare and pay dividends on our common stock based on our financial condition and consolidated results of operations. On January 30, 2013, our board of directors approved a 35 cents per share dividend, payable March 11, 2013 to stockholders of record at the close of business on February 20, 2013.

Dividends on our common stock are limited to our legally available funds.

Issuer Purchases of Equity Securities

The following table sets forth a summary of our purchases during the quarter ended December 31, 2012, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
10/01/12 - 10/31/12	199	$55.07	-	$1,150,000,000
11/01/12 - 11/30/12	7,404,073	$53.89	7,403,294	650,000,000
12/01/12 - 12/31/12	1,155	$58.69	-	650,000,000

Total	7,405,427	$56.60	7,403,294
(a)

The amounts in this column include 199, 779 and 1,155 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in October, November and December, respectively.

(b)

“Average Price Paid per Share” reflects the weighted average price paid for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans. See footnote (c) below for details on the average price paid per share under our accelerated share repurchase, or ASR, program.

(c)

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of our common stock over a two-year period to expire on January 31, 2014. On February 3, 2012, we entered into an ASR program and paid $850 million to purchase our common stock. We received 20,357,380 shares of our common stock under this program and concluded the program on July 25, 2012. On November 5, 2012, we entered into a second ASR program, representing a second tranche of share repurchases under the share repurchase authorization, and paid $500 million to purchase our common stock. Pursuant to the second ASR program, we received 7,403,294 shares of our common stock on November 5, 2012. On February 5, 2013, an additional 870,947 shares of our common stock were delivered to us, for a total of 8,274,241 repurchased shares, which concluded the second ASR program. Upon final settlement, the average per share cost for all shares purchased under the second ASR program was $60.43. The total value of share repurchases pursuant to the two ASR programs implemented by MPC in 2012 is $1.35 billion, with $650 million remaining under the initial authorization. On January 30, 2013, our board of directors extended the existing $650 million repurchase authorization and approved a new $2.0 billion repurchase authorization, both to expire on December 31, 2014. Consequently, as of January 30, 2013, we had a total outstanding share repurchase authorization of $2.65 billion through December 2014.

Item 6. Selected Financial Data

	Year Ended December 31,
(In millions, except per share data)	2012	2011	2010 (a)	2009 (a)	2008 (a)
Statements of Income Data
Revenues	$82,243	$78,638	$62,487	$45,530	$64,939
Income from operations	5,347	3,745	1,011	654	1,855
Net income	3,393	2,389	623	449	1,215
Net income attributable to MPC	3,389	2,389	623	449	1,215

Per Share Data(b)
Basic:
Net income attributable to MPC per share	$9.95	$6.70	$1.75	$1.26	$3.41
Diluted:
Net income attributable to MPC per share	$9.89	$6.67	$1.74	$1.25	$3.39

Dividends per share	$1.20	$0.45	-	-	-

Statements of Cash Flows Data
Net cash provided by operating activities	$4,492	$3,309	$2,217	$2,455	$684
Additions to property, plant and equipment	(1,369)	(1,185)	(1,217)	(2,891)	(2,787)
Dividends paid	(407)	(160)	-	-	-

	December 31,
(In millions)	2012	2011	2010	2009	2008
Balance Sheets Data
Total assets	$27,223	$25,745	$23,232	$21,254	$18,177
Long-term debt, including capitalized leases(c)	3,361	3,307	279	254	182
Long-term debt payable to Marathon Oil and subsidiaries(d)	-	-	3,618	2,358	2,343

(a)	On December 1, 2010, we disposed of our Minnesota Assets. All periods prior to the disposition include amounts for those operations.

(b)

The number of weighted average shares for 2012 reflects the impact of shares repurchased under our share repurchase plan. For comparative purposes and to provide a more meaningful calculation, for basic weighted average shares we assumed the 356 million shares distributed to Marathon Oil stockholders in conjunction with the Spinoff were outstanding as of the beginning of each period prior to the Spinoff. In addition, for dilutive weighted average share calculations, we assumed the 358 million dilutive securities outstanding at June 30, 2011 were also outstanding for each period prior to the Spinoff.

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

The Spinoff and Basis of Presentation

On May 25, 2011, the Marathon Oil board of directors approved the spinoff of its RM&T Business into an independent, publicly traded company, MPC, through the distribution of MPC common stock to the stockholders of Marathon Oil common stock. In accordance with a separation and distribution agreement between Marathon Oil and MPC, the distribution of MPC common stock was made on June 30, 2011, with Marathon Oil stockholders receiving one share of MPC common stock for every two shares of Marathon Oil common stock held. Following the Spinoff, Marathon Oil retained no ownership interest in MPC, and each company had separate public ownership, boards of directors and management. On July 1, 2011, our common stock began trading “regular-way” on the NYSE under the ticker symbol “MPC”.

Prior to the Spinoff on June 30, 2011, our results of operations and cash flows consisted of the RM&T Business, which represented a combined reporting entity. Subsequent to the Spinoff, our results of operations and cash flows consist of consolidated MPC activities. All significant intercompany transactions and accounts have been eliminated. The consolidated statements of income for periods prior to the Spinoff include expense allocations for certain corporate functions historically performed by the Marathon Oil Companies, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Those allocations were based primarily on specific identification, headcount or computer utilization. Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from the Marathon Oil Companies, are reasonable. However, the consolidated financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone company during those periods presented prior to the Spinoff and may not reflect our consolidated results of operations and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the Spinoff, we are performing these functions using internal resources or services provided by third parties, certain of which were provided by the Marathon Oil Companies during a transition period pursuant to a transition services agreement, which terminated June 30, 2012.

Corporate Overview

We are an independent petroleum refining, marketing and transportation company. As of December 31, 2012, we owned and operated six refineries, all located in the United States, with an aggregate crude oil refining capacity of approximately 1.25 mmbpcd. The acquisition of the Galveston Bay refinery on February 1, 2013 increased our crude oil refining capacity to approximately 1.7 mmbpcd. Our refineries supply refined products to resellers and consumers within our market areas, including the Midwest, Gulf Coast and Southeast regions of the United States. We distribute refined products to our customers through one of the largest private domestic fleets of inland petroleum product barges, one of the largest terminal operations in the United States, and a combination of MPC-owned and third-party-owned trucking and rail assets. As of December 31, 2012, we owned, leased or had ownership interests in approximately 8,200 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas. The acquisition of approximately 100 miles of natural gas liquid pipelines on February 1, 2013 increased our pipeline mileage to approximately 8,300 miles. We are one of the largest petroleum pipeline companies in the United States on the basis of total volumes delivered.

Our operations consist of three reportable operating segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services they offer. See Item 1. Business for additional information on our segments.

•

Refining & Marketing—refines crude oil and other feedstocks at our seven refineries in the Gulf Coast and Midwest regions of the United States (including the recently acquired Galveston Bay refinery), purchases ethanol and refined products for resale and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway business segment and to dealers and jobbers who operate Marathon® retail outlets;

•	Speedway—sells transportation fuels and convenience products in the retail market in the Midwest, primarily through Speedway® convenience stores; and

•

Pipeline Transportation—transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes the aggregated operations of MPLX and MPC’s retained pipeline assets and investments.

Net income attributable to MPC was $3.39 billion, or $9.89 per diluted share, in 2012 compared to $2.39 billion, or $6.67 per diluted share, in 2011. The increase was primarily due to our Refining & Marketing segment operations, which generated income from operations of $5.10 billion in 2012 compared to $3.59 billion in 2011. The increase in Refining & Marketing segment income from operations was due to an improved refining and marketing gross margin, which was primarily a result of larger Light Louisiana Sweet crude oil (“LLS”) 6-3-2-1 crack spreads and wider sweet/sour differentials.

In 2012, we completed a $2.2 billion (excluding capitalized interest) heavy oil upgrading and expansion project at our Detroit refinery. This project increased the refinery’s heavy crude oil refining capacity from 20 mbpcd to 100 mbpcd, allowing it to process more heavy, sour crude oils, including Canadian bitumen blends, which have traded at a significant discount to light sweet crude oil. In addition, the project increased the refinery’s total crude oil refining capacity by approximately 14 mbpcd to 120 mbpcd. We also continued to optimize our other refineries in 2012, which includes increasing our Garyville refinery crude oil refining capacity from 490 mbpcd to 522 mbpcd as of December 31, 2012.

Our Speedway segment generated income from operations of $310 million for 2012 compared to $271 million for 2011. The increase in 2012 was primarily due to increases in our merchandise gross margin and our gasoline and distillates gross margin, partially offset by higher expenses associated with an increase in the number of convenience stores.

In 2012, Speedway LLC acquired 10 convenience stores located in the northern Kentucky and southwestern Ohio regions from Road Ranger LLC in exchange for cash and a truck stop location in the Chicago metropolitan area and 87 convenience stores situated throughout Indiana and Ohio from GasAmerica Services, Inc. These acquisitions support our strategic initiative to increase Speedway segment sales and complement our existing network of assets.

Our Pipeline Transportation segment generated income from operations of $216 million for 2012 compared to $199 million for 2011. The increase primarily reflects higher transportation tariffs, partially offset by higher mechanical integrity expenses and a reduction in income from a pipeline affiliate.

On February 1, 2013, we acquired from BP the 451,000 barrel per calendar day Texas City, Texas refinery, three intrastate natural gas liquid pipelines originating at the refinery, an allocation of BP’s Colonial Pipeline Company shipper history, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites and a 1,040 megawatt electric cogeneration facility. We refer to these assets as the “Galveston Bay Refinery and Related Assets”. The financial results and operating statistics included in this section do not include these assets. See Item 8. Financial Statements and Supplementary Data – Note 26 for additional information on the acquisition of these assets.

In 2012, we formed MPLX, a master limited partnership, to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. On October 31, 2012, MPLX completed its initial public offering of 19,895,000 common units, which represented the sale by us of a 26.4 percent interest in MPLX. We own a 73.6 percent interest in MPLX, including the general partner interest, and we consolidate this entity for financial reporting purposes since we have a controlling financial interest. Headquartered in Findlay, Ohio, MPLX’s initial assets consist of a 51 percent general partner interest in Pipe Line Holdings, which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States, and a 100 percent interest in a butane storage cavern in West Virginia. We own the remaining 49 percent limited partner interest in Pipe Line Holdings. The financial results and operating statistics in this section include 100 percent of these assets for all time periods presented. See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information on MPLX’s initial public offering.

In 2012, we signed a letter of intent with Harvest Pipeline Company, agreeing to jointly develop infrastructure that will facilitate transportation of hydrocarbon liquids production from the Utica Shale in eastern Ohio and western Pennsylvania. The proposed project is expected to result in up to 24,000 barrels per day of truck unloading capacity and a terminal capable of loading up to 50,000 barrels per day onto barges on the Ohio River at our Wellsville, Ohio asphalt terminal.

In 2012, to increase access to Bakken and Canadian crude oil, we agreed to be the anchor shipper on Enbridge Inc.’s proposed Southern Access Extension pipeline with an option to acquire a 25 percent equity interest in the pipeline. This line will originate in Flanagan, Illinois near Chicago and terminate in Patoka, Illinois, a critical crude storage and blending hub and the origination point for crude supply to our four Midwest refineries.

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. We entered into two ASR programs in 2012 to repurchase shares of MPC common stock totaling $1.35 billion. We received 27,760,674 shares under these programs in 2012 and 870,947 shares in February 2013. On January 30, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization. The board also extended the remaining $650 million share repurchase authorization announced on February 1, 2012, for a total outstanding authorization of $2.65 billion through December 2014.

In 2012, we entered into a five-year revolving credit agreement with an initial borrowing capacity of $2.0 billion and terminated our previous four-year revolving credit agreement. We subsequently amended this agreement to increase the borrowing capacity to $2.5 billion, which became effective in February 2013 in conjunction with the acquisition of the Galveston Bay Refinery and Related Assets. Also in 2012, MPLX Operations LLC, an affiliate of MPC and wholly-owned subsidiary of MPLX, entered into a five-year senior unsecured revolving credit agreement with an initial borrowing loan capacity of $500 million that became effective at the time of MPLX’s initial public offering. The agreement provides MPLX with an independent source of liquidity.

As of December 31, 2012, we had cash and cash equivalents of $4.86 billion and no borrowings or letters of credit outstanding under MPC’s revolving credit agreement or trade receivables securitization facility or MPLX’s revolving credit agreement.

On December 1, 2010, we completed the sale of the Minnesota Assets. These assets included the 74,000 barrel per calendar day St. Paul Park refinery and associated terminals, 166 convenience stores primarily branded SuperAmerica® (including six stores in Wisconsin) along with the SuperMom’s bakery and commissary (a baked goods and sandwich supply operation) and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. Our financial results and operating statistics for all periods prior to the disposition include amounts for the Minnesota Assets.

The above discussion includes forward-looking statements that relate to our expectations with respect to the proposed project with Harvest Pipeline Company and the share repurchase plan. Factors that could affect the proposed project with Harvest Pipeline Company include, but are not limited to, our ability to reach a definitive agreement with Harvest Pipeline Company and the timing and extent of hydrocarbon liquids production and demand from the Utica Shale. Factors that could affect the share repurchase plan and its timing include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

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

Historically, WTI has traded at prices similar to LLS. During 2012 and 2011, WTI traded at prices significantly less than LLS, which favorably impacted our refining and marketing gross margin. The logistical constraints in the U.S. mid-continent markets have prevented the price of WTI from rising with the prices of crude oil produced in other regions. Future differentials will be dependent on changes made to the logistical infrastructure.

The following table provides sensitivities showing the estimated change in annual net income, including the impact of the Galveston Bay refinery, due to potential changes in market conditions.

(In millions, after-tax)
LLS 6-3-2-1 crack spread sensitivity (a) (per $1.00/barrel change)	$425

Sweet/sour differential sensitivity (b) (per $1.00/barrel change)	225

LLS-WTI spread sensitivity (c) (per $1.00/barrel change)	75

Natural gas price sensitivity (per $1.00/million British thermal unit change)	140

(a)	Weighted 38% Chicago and 62% USGC LLS 6-3-2-1 crack spreads and assumes all other differentials and pricing relationships remain unchanged.
(b)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
(c)	Assumes 20% of crude oil throughput volumes are WTI-based domestic crude oil.

In addition to the market changes indicated by the crack spreads, the sweet/sour differential and the discount of WTI to LLS, our refining and marketing gross margin is impacted by factors such as:

•	the types of crude oil and other charge and blendstocks processed;

•	the selling prices realized for refined products;

•	the impact of commodity derivative instruments used to hedge price risk;

•	the cost of products purchased for resale; and

•	changes in manufacturing costs, which include depreciation and amortization.

Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. The following table lists the refineries that had significant planned turnaround and major maintenance activities for each of the last three years.

Year	Refinery

2012	Catlettsburg, Detroit, Garyville and Robinson

2011	Canton and Catlettsburg

2010	Catlettsburg, Detroit, Garyville, Robinson and Texas City

The table below sets forth the location and daily crude oil refining capacity of each of our refineries at December 31 of each year. The acquisition of the Galveston Bay refinery (not shown below) on February 1, 2013 increased our crude oil refining capacity to approximately 1.7 mmbpcd.

	Crude Oil Refining Capacity (mbpcd)
Refinery	2012	2011	2010

Garyville, Louisiana	522	490	464

Catlettsburg, Kentucky	240	233	212

Robinson, Illinois	206	206	206

Detroit, Michigan	120	106	106

Canton, Ohio	80	78	78

Texas City, Texas	80	80	76

Total	1,248	1,193	1,142

Speedway

Our retail marketing gross margin for gasoline and distillates, which is the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, impacts the Speedway segment profitability. Numerous factors impact gasoline and distillates demand throughout the year, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. The demand for gasoline in the Midwest region is estimated to have declined by less than half a percent in 2012 after decreasing by more than two percent in 2011. Stronger economic growth supported demand, but was offset by slightly higher prices and increasing vehicle efficiency. Unseasonably warm winter weather early in 2012 contributed to an estimated one percent decline in Midwest distillate demand in 2012, which followed a slight decrease in demand in 2011. Market demand increases for gasoline and distillates generally increase the product margin we can realize. The gross margin on merchandise sold at convenience stores historically has been less volatile. Approximately two-thirds of Speedway’s gross margin was derived from merchandise sales in 2012.

Pipeline Transportation

The profitability of our pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. A majority of the crude oil and refined product shipments on our common carrier pipelines serve our Refining & Marketing segment. In 2012, new transportation services agreements were entered into between MPC and MPLX, which resulted in higher tariff rates. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines. In most of our markets, demand for gasoline and distillates peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.

Results of Operations

Years Ended December 31, 2012 and December 31, 2011

Consolidated Results of Operations

(In millions)	2012	2011	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$82,235	$78,583	$3,652
Sales to related parties	8	55	(47)
Income from equity method investments	26	50	(24)
Net gain on disposal of assets	177	12	165
Other income	46	59	(13)

Total revenues and other income	82,492	78,759	3,733

Costs and expenses:
Cost of revenues (excludes items below)	68,668	65,795	2,873
Purchases from related parties	280	1,916	(1,636)
Consumer excise taxes	5,709	5,114	595
Depreciation and amortization	995	891	104
Selling, general and administrative expenses	1,223	1,059	164
Other taxes	270	239	31

Total costs and expenses	77,145	75,014	2,131

Income from operations	5,347	3,745	1,602
Related party net interest and other financial income	1	35	(34)
Net interest and other financial income (costs)	(110)	(61)	(49)

Income before income taxes	5,238	3,719	1,519
Provision for income taxes	1,845	1,330	515

Net income	3,393	2,389	1,004
Less net income attributable to noncontrolling interests	4	-	4

Net income attributable to MPC	$3,389	$2,389	$1,000

Net income attributable to MPC was $1.00 billion higher in 2012 compared to 2011, primarily due to a higher refining and marketing gross margin, which increased to $10.45 per barrel in 2012 from $7.75 per barrel in 2011.

Sales and other operating revenues (including consumer excise taxes) increased $3.65 billion in 2012 compared to 2011, primarily due to increases in refined product selling prices and sales volumes, crude oil and refinery feedstock sales volumes and consumer excise taxes.

Sales to related parties decreased $47 million in 2012 compared to 2011. The decrease resulted from lower refined product volumes sold to Centennial Pipeline LLC (“Centennial”) and sales to Marathon Oil after the Spinoff no longer being classified as related party.

Income from equity method investments decreased $24 million in 2012 compared to 2011. The decrease resulted from an $18 million decrease in income from our ethanol investments and an $8 million decrease in income from our investment in LOOP LLC (“LOOP”). Our ethanol investments experienced lower product margins in 2012, primarily due to lower demand for corn ethanol and higher corn prices, and LOOP experienced higher expenses in 2012 compared to 2011. Additionally, Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that continued in 2012. At December 31, 2012, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial and concluded that no impairment was required given our assessment of its fair value based on various uses for Centennial’s assets.

Other income decreased $13 million in 2012 compared to 2011, primarily due to a decrease in income from transition services provided to the buyer of our Minnesota Assets and to Marathon Oil and a decrease in sales of Renewable Identification Numbers. These decreases were partially offset by $12 million of dividend income recognized in 2012 from our preferred equity interest in the buyer of our Minnesota Assets, which was paid in connection with our settlement agreement with the buyer. See Item 8. Financial Statements and Supplementary Data—Note 7 for additional information on the Minnesota Assets sale and subsequent settlement with the buyer.

Cost of revenues increased $2.87 billion in 2012 compared to 2011. The increase was primarily due to higher acquisition costs of crude oil and refined products in the Refining & Marketing segment, which resulted from increased volumes, partially offset by decreased prices. The increase in crude oil volumes was partially due to purchases from Marathon Oil not being classified as related party purchases in periods subsequent to the Spinoff. These impacts were partially offset by decreased acquisition costs of other charge and blendstocks, due to decreased volumes and prices. Crude oil volumes were up 6 percent and refined product volumes were up 8 percent, while other charge and blendstocks volumes were down 7 percent. Crude oil acquisition prices were down 1 percent, charge and blendstock prices were down 6 percent and purchased refined product prices were down 4 percent.

Purchases from related parties decreased $1.64 billion in 2012 compared to 2011. The decrease was primarily due to purchases of crude oil from Marathon Oil after the Spinoff not being classified as related party transactions.

Consumer excise taxes increased $595 million in 2012 compared to 2011, primarily due to the expiration of a federal excise tax credit for blending ethanol and increased excise tax in select states.

Depreciation and amortization increased $104 million in 2012 compared to 2011, primarily due to the completion of the heavy oil upgrading and expansion project at our Detroit refinery and Speedway’s acquisition of 97 convenience stores in 2012.

Selling, general and administrative expenses increased $164 million in 2012 compared to 2011. Employee compensation and benefit expenses comprised $141 million of the increase, which was primarily due to $117 million of higher pension settlement expenses in 2012 and an increase in the number of administrative employees associated with being a stand-alone company for a full year in 2012 compared to half of the year in 2011, partially offset by a decrease in pension expenses associated with a pension plan amendment. See Item 8. Financial Statements and Supplementary Data—Note 22 for additional information on the pension settlements and the pension plan amendment. Contract service expenses increased $52 million primarily due to higher information technology costs, higher refinery-related contract services and contract services associated with the acquisition of the Galveston Bay Refinery and Related Assets. These impacts were partially offset by having no allocations from Marathon Oil subsequent to the Spinoff.

Other taxes increased $31 million in 2012 compared to 2011, primarily due to increases in operating taxes of $11 million, personal property taxes of $8 million, real estate taxes of $7 million and franchise taxes of $6 million. These increases were attributable to a number of factors including the completion of the heavy oil upgrading and expansion project at our Detroit refinery, Speedway’s acquisition of 97 convenience stores and higher feedstock inventory values.

Related party net interest and other financial income decreased $34 million in 2012 compared to 2011, primarily due to our short-term investments in preferred stock of MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil, being redeemed prior to the Spinoff. The agreement with PFD was terminated on June 30, 2011. See Item 8. Financial Statements and Supplementary Data—Note 5 for further discussion of the PFD preferred stock.

Net interest and other financial costs increased $49 million in 2012 compared to 2011, primarily reflecting an increase in interest expense associated with the $3.0 billion senior notes issued in February 2011, a decrease in foreign currency gains and an increase in bank service and other fees. We capitalized third-party interest of $101 million in 2012 compared to $104 million in 2011. The capitalized interest was primarily associated with the Detroit refinery heavy oil upgrading and expansion project.

Provision for income taxes increased $515 million 2012 compared to 2011, primarily due to the $1.52 billion increase in income before income taxes. The effective income tax rate decreased from 36 percent in 2011 to 35 percent in 2012. The 2012 effective income tax rate was favorably impacted by a decrease in adverse tax impacts from state legislation and other permanent benefit differences. For years 2012 and 2011, adverse tax impacts of state legislation were $9 million and $19 million, respectively. The provision for income taxes for periods prior to the Spinoff has been computed as if we were a stand-alone company. See Item 8. Financial Statements and Supplementary Data—Note 13 for further details.

Segment Results

Revenues are summarized by segment in the following table.

(In millions)	2012	2011
Refining & Marketing	$76,710	$73,381
Speedway	14,243	13,490
Pipeline Transportation	459	403

Segment revenues	91,412	87,274

Elimination of intersegment revenues	(9,167)	(8,636)

Total revenues	$82,245	$78,638

Items included in both revenues and costs:
Consumer excise taxes	$5,709	$5,114

Refining & Marketing segment revenues increased $3.33 billion in 2012 from 2011, primarily due to increased refined product selling prices and sales volumes. Our average refined product selling prices were $3.00 per gallon in 2012 compared to $2.93 per gallon in 2011. The table below shows the average refined product benchmark prices for our marketing areas.

(Dollars per gallon)	2012	2011
Chicago spot unleaded regular gasoline	$2.84	$2.79

Chicago spot ultra-low sulfur diesel	3.01	2.98

USGC spot unleaded regular gasoline	2.81	2.75

USGC spot ultra-low sulfur diesel	3.05	2.97

Refining & Marketing intersegment sales to our Speedway segment were $8.78 billion in 2012 compared to $8.30 billion in 2011. Intersegment refined product sales volumes were 2.73 billion gallons in 2012 compared to 2.66 billion gallons in 2011, with the increased volumes primarily due to Speedway’s acquisition of 97 convenience stores in 2012.

Speedway segment revenues increased $753 million in 2012 compared to 2011, primarily due to higher gasoline and distillates sales volumes and selling prices, which averaged $3.54 per gallon in 2012 compared to $3.44 per gallon in 2011. The Speedway segment also had higher merchandise sales excluding cigarettes. The increases in gasoline and distillates sales volumes and merchandise sales were primarily due to the acquisition of 97 convenience stores in 2012.

Pipeline Transportation segment revenue increased $56 million in 2012 compared to 2011, primarily due to higher transportation tariffs resulting from increased tariff rates in 2012 and the startup of a new crude oil pipeline in 2012.

Income before income taxes and income from operations by segment are summarized in the following table.

(In millions)	2012	2011
Income from operations by segment:

Refining & Marketing	$5,098	$3,591

Speedway	310	271

Pipeline Transportation (a)	216	199

Items not allocated to segments:

Corporate and other unallocated items (a)(b)	(336)	(316)

Minnesota Assets sale settlement gain (c)	183	—

Pension settlement expenses (a)(d)	(124)	—

Income from operations	5,347	3,745

Net interest and other financial income (costs) (e)	(109)	(26)

Income before income taxes	$5,238	$3,719

(a)	Corporate overhead allocations and pension settlement expenses attributable to MPLX were included in the Pipeline Transportation segment subsequent to MPLX’s October 31, 2012 initial public offering.
(b)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from Marathon Oil for periods prior to the Spinoff, and costs related to certain non-operating assets.

(c)	See Item 8. Financial Statements and Supplementary Data - Note 7.
(d)	See Item 8. Financial Statements and Supplementary Data - Note 22.
(e)	Includes related party net interest and other financial income.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

(Dollars per barrel)	2012	2011
Chicago LLS 6-3-2-1 (a)(b)	$6.74	$3.81

USGC LLS 6-3-2-1 (a)	6.67	2.84

Blended 6-3-2-1 (a)(c)	6.71	3.35

LLS	111.67	112.37

WTI	94.15	95.11

LLS - WTI differential (a)	17.52	17.26

Sweet/Sour differential (a)(d)	12.47	9.11

(a)	All spreads and differentials are measured against prompt LLS.
(b)	Calculation utilizes USGC 3% Bunker value as a proxy for Chicago residual fuel price.
(c)	Blended Chicago/USGC crack spread is 52%/48% in 2012 and 53%/47% in 2011 based on MPC’s refining capacity by region in each period.
(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

Refining & Marketing segment income from operations increased $1.51 billion in 2012 from 2011, primarily due to a higher refining and marketing gross margin per barrel, which averaged $10.45 per barrel in 2012 compared to $7.75 per barrel in 2011. Our realized Refining & Marketing gross margin for 2012 benefited from increases in the Chicago and USGC LLS 6-3-2-1 blended crack spread of $3.36 per barrel and the sweet/sour differential of $3.36 per barrel in 2012, and we estimate these had positive impacts on our Refining & Marketing gross margin of $1.68 billion and $870 million, respectively. These favorable impacts on our Refining & Marketing gross margin for 2012 compared to 2011 were partially offset by higher cost realizations of the actual mix of crude oils we processed compared to market indicators and higher direct operating costs associated with higher planned turnaround and major maintenance expenses and depreciation and amortization expenses.

The following table summarizes our refinery throughputs for 2012 and 2011.

(mbpd)	2012	2011
Refinery Throughputs:

Crude oil refined	1,195	1,177

Other charge and blendstocks	168	181

Total	1,363	1,358

The increase in crude oil throughput in 2012 compared to 2011 was primarily due to the increased crude oil refining capacities of the Garyville and Catlettsburg refineries and the impacts of the planned turnarounds in 2012 and 2011. The decrease in other charge and blendstocks throughput in 2012 compared to 2011 was primarily due to the planned turnarounds in 2012 and a combination of increased crude oil throughput and feedstock economics at our Garyville refinery in 2012.

Within our refining system, sour crude accounted for 53 percent and 52 percent of our crude oil processed in 2012 and 2011, respectively.

The following table includes certain key operating statistics for the Refining & Marketing segment for 2012 and 2011.

	2012	2011
Refining & Marketing gross margin (Dollars per barrel) (a)	$10.45	$7.75

Direct operating costs in Refining & Marketing gross margin (Dollars per barrel): (b)

Planned turnaround and major maintenance	$1.00	$0.78

Depreciation and amortization	1.44	1.29

Other manufacturing (c)	3.15	3.16

Total	$5.59	$5.23

Refined products sales volumes (mbpd) (d)	1,599	1,581

(a)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined product sales volumes.

(b)	Per barrel of total refinery throughputs.
(c)	Includes utilities, labor, routine maintenance and other operating costs.
(d)	Includes intersegment sales.

Speedway segment income from operations increased $39 million in 2012 compared to 2011, primarily due to increases in our merchandise gross margin and our gasoline and distillates gross margin, partially offset by higher expenses attributable to an increase in the number of convenience stores. The increase in the merchandise gross margin was primarily due to margin expansion resulting from higher merchandise and food sales along with an increase in the number of convenience stores.

The following table includes certain key operating statistics for the Speedway segment for 2012 and 2011.

	2012	2011
Convenience stores at period-end	1,464	1,371

Gasoline & distillates sales (millions of gallons)	3,027	2,938

Gasoline & distillates gross margin (dollars per gallon) (a)	$0.1318	$0.1308

Merchandise sales (in millions)	$3,058	$2,924

Merchandise gross margin (in millions)	$795	$719

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillates sales volume.

Same-store gasoline sales volume decreased 0.8 percent in 2012 compared to 2011, while same-store merchandise sales excluding cigarettes increased 7.0 percent for the same period. The primary factor affecting lower same store gasoline sales volume was lower gasoline demand in our market area.

Pipeline Transportation segment income from operations increased $17 million in 2012 from 2011. The increase primarily reflects higher transportation tariffs, partially offset by higher mechanical integrity expenses and a reduction in income from LOOP.

Corporate and other unallocated expenses increased $20 million in 2012 compared to 2011. The increase was primarily due to our administrative units realizing the impact of being a stand-alone company in 2012 compared to expenses incurred prior to the June 30, 2011 Spinoff, partially offset by lower pension expenses associated with a pension plan amendment in the second quarter of 2012.

We recognized a gain of $183 million in 2012 associated with the settlement agreement with the buyer of our Minnesota Assets, which included $86 million of the deferred gain that was recorded when the sale transaction was originally closed. See Item 8. Financial Statements and Supplementary Data - Note 7 for additional information on the Minnesota Assets sale and subsequent settlement with the buyer.

We recorded pretax pension settlement expenses of $124 million in 2012 resulting from the level of employee lump sum retirement distributions that occurred in 2012. See Item 8. Financial Statements and Supplementary Data—Note 22 for additional information on the pension plan amendments.

Years Ended December 31, 2011 and December 31, 2010

Consolidated Results of Operations

(In millions)	2011	2010	Variance
Revenues and other income:

Sales and other operating revenues (including consumer excise taxes)	$78,583	$62,387	$16,196

Sales to related parties	55	100	(45)

Income from equity method investments	50	70	(20)

Net gain on disposal of assets	12	11	1

Other income	59	37	22

Total revenues and other income	78,759	62,605	16,154

Costs and expenses:

Cost of revenues (excludes items below)	65,795	51,731	14,064

Purchases from related parties	1,916	2,593	(677)

Consumer excise taxes	5,114	5,208	(94)

Depreciation and amortization	891	941	(50)

Selling, general and administrative expenses	1,059	874	185

Other taxes	239	247	(8)

Total costs and expenses	75,014	61,594	13,420

Income from operations	3,745	1,011	2,734

Related party net interest and other financial income	35	24	11

Net interest and other financial income (costs)	(61)	(12)	(49)

Income before income taxes	3,719	1,023	2,696

Provision for income taxes	1,330	400	930

Net income	$2,389	$623	$1,766

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

Selling, general and administrative expenses increased $185 million in 2011 compared with 2010. Employee compensation and benefits expenses comprised $81 million of the increase, which is partially due to an increase in the number of administrative employees associated with being a stand-alone public company, higher incentive compensation accruals related to 2011 performance and increased pension and postretirement benefit costs. Contract services expenses increased $62 million, primarily due to higher information technology costs associated with being a separate stand-alone company. In addition, bankcard processing fees related to Marathon brand sales increased $41 million, primarily due to higher transportation fuel selling prices. Following the Spinoff, we no longer receive allocated corporate overhead costs from Marathon Oil.

Related party net interest and other financial income increased $11 million in 2011 compared to 2010, primarily reflecting higher average balances of our short-term investments in PFD preferred stock. The agreement with PFD was terminated on June 30, 2011. See Item 8. Financial Statements and Supplementary Data - Note 5 for further discussion of the PFD preferred stock.

Net interest and other financial costs increased $49 million in 2011 compared with 2010, primarily reflecting increased interest expense associated with the $3.0 billion of long-term debt we issued in February 2011. We capitalized third-party interest of $104 million in 2011 compared to $17 million in 2010. See Item 8. Financial Statements and Supplementary Data - Note 20 for further details relating to our debt.

Provision for income taxes increased $930 million from 2010 to 2011, primarily due to the $2.70 billion increase in income before income taxes. The effective income tax rate decreased from 39 percent in 2010 to 36 percent in 2011. The 2011 effective income tax rate was favorably impacted by an increase in income qualifying for the domestic manufacturing deduction and a decrease in the effective tax rate for state taxes. The year 2011 included a $19 million adverse tax impact of state legislative changes, primarily in Michigan, and 2010 included a $26 million adverse tax impact of federal legislative changes. The provision for income taxes for periods prior to the Spinoff has been computed as if we were a stand-alone company. See Item 8. Financial Statements and Supplementary Data - Note 13 for further details.

Segment Results

Revenues are summarized by segment in the following table.

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

Speedway segment revenues increased $996 million from 2010 to 2011, mainly due to higher gasoline and distillates selling prices, which averaged $3.44 per gallon in 2011 compared to $2.70 per gallon in 2010. These impacts were partially offset by decreased gasoline and distillates sales volumes and lower merchandise sales primarily due to the Minnesota Assets disposition in December 2010.

Income before income taxes and income from operations by segment are summarized in the following table.

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

(Dollars per barrel)	2011	2010
Chicago LLS 6-3-2-1 (a)(b)	$3.81	$3.02
USGC LLS 6-3-2-1 (a)	2.84	2.13
Blended 6-3-2-1 (a)(c)	3.35	2.64
LLS	112.37	82.83
WTI	95.11	79.61
LLS - WTI differential (a)	17.26	3.22
Sweet/Sour differential (a)(d)	9.11	7.57

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC 3% Bunker value as a proxy for Chicago residual fuel price.

(c)	Blended Chicago/USGC crack spread is 53%/47% in 2011 and 57%/43% in 2010 based on MPC’s refining capacity by region in each period.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

Refining & Marketing segment income from operations increased $2.79 billion in 2011 from 2010, primarily due to a higher refining and marketing gross margin per barrel, which averaged $7.75 per barrel in 2011 compared to $2.81 per barrel in 2010. Our realized refining and marketing gross margin for 2011 improved from 2010 primarily due to wider differentials between WTI and other light sweet crudes such as LLS, larger LLS 6-3-2-1 crack spreads, and wider sweet/sour differentials. The discount of WTI to LLS increased $14.04 per barrel as a result of logistical constraints in the U.S. mid-continent markets, which prevented the price of WTI from rising with the prices of crudes produced in other regions. We estimate this had a $1.69 billion positive impact on our refining and marketing gross margin. The Chicago and USGC LLS 6-3-2-1 crack spreads increased $0.79 per barrel and $0.71 per barrel, respectively, and we estimate this had a $349 million positive impact on our refining and marketing gross margin. The sweet/sour differential widened $1.54 per barrel and we estimate this had a $277 million positive impact on our refining and marketing gross margin. Within our refining system, sour crude accounted for 52 percent and 54 percent of our crude oil processed in 2011 and 2010, respectively. Direct operating costs declined $248 million from 2010 to 2011, primarily due to a $188 million reduction in planned turnaround and major maintenance costs, which also contributed to the increase in gross margin.

The following table summarizes our refinery throughputs for 2011 and 2010.

(mbpd)	2011	2010

Refinery Throughputs:

Crude oil refined	1,177	1,173

Other charge and blendstocks	181	162

Total	1,358	1,335

Our total refinery throughputs were two percent higher in 2011 compared to 2010, primarily due to improved refinery utilization and decreased turnaround activity in 2011 compared to 2010, primarily at our Garyville refinery, partially offset by the sale of the St. Paul Park refinery in December 2010. Crude oil refined was essentially flat in 2011 compared to 2010, while other charge and blendstock throughputs increased 12 percent over the same period.

The following table includes certain key operating statistics for the Refining & Marketing segment for 2011 and 2010.

	2011	2010
Refining & Marketing gross margin (Dollars per barrel) (a)	$7.75	$2.81
Direct operating costs in Refining & Marketing gross margin (Dollars per barrel): (b)
Planned turnaround and major maintenance	$0.78	$1.19
Depreciation and amortization	1.29	1.32
Other manufacturing (c)	3.16	3.32

Total	$5.23	$5.83

Refined products sales volumes (mbpd) (d)	1,581	1,573

(a)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined product sales volumes.

(b)	Per barrel of total refinery throughputs.

(c)	Includes utilities, labor, routine maintenance and other operating costs.

(d)	Includes intersegment sales.

Speedway segment income from operations decreased $22 million from 2010 to 2011, with $45 million attributable to the sale of 166 convenience stores that were part of the Minnesota Assets disposition in December 2010 and $33 million attributable to increased operating expenses partially due to higher employee costs. These decreases were partially offset by a $30 million increase associated with a higher gasoline and distillates gross margin and a $26 million increase associated with a higher merchandise gross margin. Speedway’s gasoline and distillates gross margin per gallon averaged 13.08 cents in 2011, compared with 12.07 cents in 2010. Gasoline and distillates sales volumes declined in 2011 primarily reflecting the sale of the Minnesota Assets. Merchandise gross margin was $719 million in 2011 compared to $789 million in 2010, also reflecting the Minnesota Assets disposition.

Same-store gasoline sales volume decreased 1.7 percent in 2011 compared to 2010, while same-store merchandise sales excluding cigarettes increased 6.7 percent for the same period. The primary factor affecting same store gasoline sales volume was the higher average retail price of gasoline.

Pipeline Transportation segment income from operations increased $16 million in 2011 from 2010. The increase primarily reflects the absence of non-routine maintenance and impairment expenses incurred in 2010, partially offset by a reduction in income from pipeline equity method investments. Refined product throughput volumes increased seven percent in 2011 compared to 2010, while crude oil throughput volumes decreased two percent in the same period.

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

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents balance was $4.86 billion at December 31, 2012 compared to $3.08 billion at December 31, 2011. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years is presented in the following table.

(In millions)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$4,492	$3,309	$2,217
Investing activities	(1,452)	1,295	(2,145)
Financing activities	(1,259)	(1,643)	(82)

Total	$1,781	$2,961	$(10)

Net cash provided from operating activities increased $1.18 billion in 2012 compared to 2011, primarily due to higher net income and noncash income adjustments in 2012, partially offset by changes in working capital. Net cash provided from operating activities increased $1.09 billion in 2011 compared to 2010, primarily due to higher net income in 2011, partially offset by changes in working capital and lower deferred income taxes.

Changes in working capital were a net $428 million use of cash in 2012, primarily due to a decrease in accounts payable and accrued liabilities resulting primarily from reductions in crude oil prices and payable volumes, partially offset by a decrease in accounts receivable resulting primarily from reductions in crude oil prices and receivable volumes. Changes in working capital were a net $13 million source of cash in 2011, primarily due to an increase in accounts payable and accrued liabilities resulting primarily from increases in crude oil prices and payable volumes, partially offset by an increase in accounts receivable resulting primarily from increases in crude oil prices and receivable volumes and refined product prices. Changes in working capital were a net $318 million source of cash in 2010, primarily due to an increase in accounts payable and accrued liabilities resulting primarily from increases in crude oil prices and payable volumes, partially offset by an increase in accounts receivable resulting primarily from increases in crude oil and refined product prices and crude oil receivable volumes.

Cash flows from investing activities decreased $2.75 billion in 2012 compared to 2011 and increased $3.44 billion in 2011 compared to 2010. The investing activity is further discussed below.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows for each of the last three years.

(In millions)	2012	2011	2010
Additions to property, plant and equipment	$1,369	$1,185	$1,217
Acquisitions (a)	180	74	-
Increase (decrease) in capital accruals	(117)	53	(51)

Total capital expenditures	1,432	1,312	1,166
Investments in equity method investees	28	11	7

Total capital expenditures and investments	$1,460	$1,323	$1,173

(a)	Excludes inventory acquired and liability assumed in 2012.

Capital expenditures and investments for each of the last three years are summarized by segment below.

(In millions)	2012	2011	2010
Refining & Marketing	$705	$900	$961
Speedway (a)	340	164	84
Pipeline Transportation	211	121	24
Corporate and Other (b)	204	138	104

Total	$1,460	$1,323	$1,173

(a)	Includes acquisitions of 97 convenience stores in 2012 and 23 convenience stores in 2011. See Item 8. Financial Statements and Supplementary Data - Note 6.

(b)	Includes capitalized interest of $101 million, $114 million and $103 million in 2012, 2011 and 2010, respectively.

The Detroit refinery heavy oil upgrading and expansion project, which we completed in 2012, comprised 46 percent, 59 percent and 50 percent (excluding capitalized interest associated with this project) of our Refining & Marketing segment capital spending in 2012, 2011 and 2010, respectively.

Cash used in acquisitions, as presented on the consolidated statements of cash flows, totaled $190 million in 2012 and $74 million in 2011, which relates to the 97 convenience stores Speedway acquired in 2012 and the 23 convenience stores Speedway acquired in 2011.

Cash provided by disposal of assets totaled $53 million, $144 million and $763 million in 2012, 2011 and 2010, respectively. The $53 million of cash from asset disposals in 2012 primarily included proceeds from a settlement agreement with the buyer of our Minnesota Assets. The $144 million of cash from asset disposals in 2011 primarily included the collection of a receivable associated with the sale of the Minnesota Assets. In 2010, disposal of assets primarily included proceeds from the original sale of the Minnesota Assets.

Net investments in related party debt securities was a source of cash of $2.40 billion in 2011 and a use of cash of $1.69 billion in 2010. All such activity reflected the net cash flow from redemptions and purchases of PFD preferred stock. Prior to the Spinoff, all investments in PFD preferred stock were redeemed, and the agreement with PFD was terminated. See Item 8. Financial Statements and Supplementary Data - Note 5 for further discussion of our investments in PFD preferred stock.

Net cash used in financing activities totaled $1.26 billion in 2012, $1.64 billion in 2011 and $82 million in 2010. The net use of cash in 2012 was primarily due to the common stock repurchases under our ASR programs and dividend payments, partially offset by proceeds from the issuance of MPLX common units. The use of cash in 2011 was primarily due to the net repayment of debt payable to Marathon Oil and its subsidiaries and net distributions to Marathon Oil, partially offset by cash provided from the issuance of long-term debt. These 2011 activities were undertaken to effect the Spinoff. The year 2011 also included a use of cash of $60 million for debt issuance costs associated with the $3.0 billion of senior notes, our $2.0 billion revolving credit agreement and our $1.0 billion trade receivables securitization facility. See Item 8. Financial Statements and Supplementary Data - Note 20 for additional information on our long-term debt. The net use of cash in 2010 was primarily due to distributions to Marathon Oil, partially offset by net borrowings of debt payable to Marathon Oil.

Cash used in common stock repurchases totaled $1.35 billion in 2012 associated with the share repurchase plan authorized by our board of directors. We entered into an $850 million ASR program on February 3, 2012, under which we repurchased 20,357,380 shares at an average cost of $41.75 per share, and a $500 million ASR program on November 5, 2012, under which we received 7,403,294 shares as of December 31, 2012 and 870,947 shares in February 2013. See Item 8. Financial Statements and Supplementary Data - Note 10 for further discussion of the share repurchase plan.

Cash used in dividend payments increased $247 million in 2012 compared to 2011, primarily due to having a full year of dividend payments in 2012 and a 75 percent increase in our base dividend since July 2011, partially offset by a decrease in the number of outstanding shares of our common stock attributable to the ASR programs. Our quarterly dividend began at 20 cents per common share in July 2011 and has increased to 35 cents per common share as of December 31, 2012.

Cash proceeds from the issuance of MPLX common units was $407 million in 2012, of which $203 million was distributed by MPLX to MPC, in partial consideration of assets we contributed to MPLX and to reimburse us for certain capital expenditures incurred with respect to those assets. The initial public offering represented the sale of a 26.4 percent interest in MPLX. See Item 8. Financial Statements and Supplementary Data - Note 4 for further discussion of MPLX and its initial public offering.

Net borrowings and repayments under our long-term debt payable to Marathon Oil and its subsidiaries was a use of cash of $3.62 billion in 2011 compared with a source of cash of $1.26 billion in 2010. The agreements with Marathon Oil and its subsidiaries were terminated in 2011. See Item 8. Financial Statements and Supplementary Data - Note 5 for further discussion of these financing agreements.

Net distributions to Marathon Oil totaled $783 million in 2011 and $1.33 billion in 2010. The net distribution in 2011 was primarily related to $1.47 billion in net cash distributions paid to Marathon Oil, partially offset by income taxes it incurred on our behalf. The net distribution in 2010 was primarily related to $1.48 billion in cash distributions paid to Marathon Oil.

Derivative Instruments

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources

Our intention is to maintain an investment grade credit profile. As of December 31, 2012, our liquidity totaled $7.86 billion consisting of:

(In millions)	December 31, 2012
Cash and cash equivalents	$4,860
Revolving credit agreement(a)	2,000
Trade receivables securitization facility	1,000

Total	$7,860

(a)	Excludes MPLX’s revolving credit agreement and does not give effect to subsequent increase in capacity to $2.5 billion.

As of December 31, 2012, we had no borrowings or letters of credit outstanding under our revolving credit agreement or our trade receivables securitization facility.

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

On September 14, 2012, we entered into a five-year revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders and terminated our previous four-year revolving credit agreement. The Credit Agreement was amended on December 20, 2012 to increase the borrowing capacity by $500 million to a total of $2.5 billion. The commitment increase became effective on February 1, 2013 in conjunction with the acquisition of the Galveston Bay Refinery and Related Assets. The Credit Agreement includes letter of credit issuing capacity of up to $2.0 billion and swingline loan capacity of up to $100 million. We may increase the borrowing capacity under the Credit Agreement by up to an additional $500 million, subject to certain conditions including the consent of the lenders whose commitments would be increased. In addition, we may request that the term of the Credit Agreement, which expires on September 14, 2017, be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of this type. The financial covenant included in the Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt (as defined in the Credit Agreement) to Total Capitalization (as defined in the Credit Agreement) of no greater than 0.65 to 1.00. As of December 31, 2012, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of -0.1 to 1.00, as well as the other covenants contained in the Credit Agreement. In addition, the Credit Agreement includes limitations on the indebtedness of our subsidiaries, other than subsidiaries that guarantee our obligations under the Credit Agreement and our ability, and the ability of our subsidiaries, to incur liens on property or assets or enter into certain transactions with affiliates.

Borrowings of revolving loans under the Credit Agreement bear interest at either (i) the sum of the Adjusted LIBO Rate (as defined in the Credit Agreement) and a margin ranging between 1.00 percent to 2.00 percent, depending on our credit ratings, or (ii) the sum of the Alternate Base Rate (as defined in the Credit Agreement) and a margin ranging between zero percent to 1.00 percent, depending on our credit ratings. The Credit Agreement also provides for customary fees, including administrative agent fees, annual commitment fees ranging from 0.10 percent to 0.35 percent, depending on our credit ratings, on the unused portion, fees in respect to letters of credit and other fees.

On September 14, 2012, MPLX Operations LLC, an affiliate of MPC and wholly-owned subsidiary of MPLX, as the borrower, and MPLX, as the parent guarantor, entered into a five-year revolving credit agreement (“MPLX Credit Agreement”) with a syndicate of lenders. The MPLX Credit Agreement became effective following MPLX’s initial public offering and has an initial borrowing capacity of $500 million. MPLX may increase the borrowing capacity under the MPLX Credit Agreement by up to an additional $300 million, subject to certain conditions, including the consent of the lenders whose commitments would be increased. The MPLX Credit Agreement includes letter of credit issuing capacity of up to $250 million and swingline loan capacity of up to $50 million. MPLX may, subject to certain conditions, request that the term of the MPLX Credit Agreement, which expires on October 31, 2017, be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date. At December 31, 2012, MPLX had no borrowings or letters of credit outstanding under this agreement.

The MPLX Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for an agreement of that type. The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). As of December 31, 2012, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 0.1 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.

Borrowings of revolving loans under the MPLX Credit Agreement bear interest at either (i) the sum of the Adjusted LIBO Rate (as defined in the MPLX Credit Agreement) and a margin ranging from 1.00 percent to 2.00 percent or (ii) the sum of the Alternate Base Rate (as defined in the MPLX Credit Agreement) and a margin ranging from zero percent to 1.00 percent. Prior to MPLX receiving a rating from Standard & Poor’s Rating Group or Moody’s Investor Service, Inc. for its Index Debt (as defined in the MPLX Credit Agreement), the margin that is added to the applicable interest rate is based on MPLX’s ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA for the prior four fiscal quarters. Once MPLX receives a rating, the margin added to the applicable interest rate will be based on MPLX’s credit ratings. The MPLX Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees ranging from 0.10 percent to 0.35 percent of the unused portion, depending on MPLX’s ratio of Consolidated Total Debt to Consolidated EBITDA for the prior four fiscal quarters prior to the rating date, or MPLX’s credit ratings subsequent to the rating date, fronting and issuance fees in respect to letters of credit and other fees.

As of December 31, 2012, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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

Neither our Credit Agreement, the MPLX Credit Agreement nor our trade receivables securitization facility contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt to below investment grade ratings would increase the applicable interest rates, yields and other fees payable under our

Credit Agreement, the MPLX Credit Agreement and trade receivables securitization facility. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables securitization facility and could potentially impact our ability to purchase crude oil on an unsecured basis.

Debt-to-Total-Capital Ratio

Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 22 percent and 26 percent at December 31, 2012 and 2011, respectively.

	December 31,
(In millions)	2012	2011
Long-term debt due within one year	$19	$15
Long-term debt	3,342	3,292

Total debt	$3,361	$3,307

Calculation of debt-to-total capital ratio:
Total debt	$3,361	$3,307
Plus equity	12,105	9,505

Total debt plus equity	$15,466	$12,812

Debt-to-total capital ratio	22%	26%

Capital Requirements

We have a capital and investment budget for 2013 of $1.62 billion, excluding capitalized interest and the purchase price for the Galveston Bay Refinery and Related Assets. Additional details related to the 2013 capital and investment budget are discussed in the Outlook section below.

On February 1, 2013, we acquired the Galveston Bay Refinery and Related Assets for approximately $598 million plus approximately $900 million for inventory. Pursuant to the purchase and sale agreement, we may also be required to pay BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. This acquisition was paid for with cash on hand.

We plan to make contributions of approximately $160 million to our funded pension plans in 2013.

On January 30, 2013, our board of directors approved a 35 cents per share dividend, payable March 11, 2013 to stockholders of record at the close of business on February 20, 2013.

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of our common stock. On January 30, 2013, our board of directors approved an additional $2.0 billion share repurchase authorization and extended the unused amounts remaining on the February 1, 2012 authorization, with both authorizations ending December 2014. After the effects of the ASR programs described below, $2.65 billion of the $4.0 billion total share repurchase authorization is available. We may utilize various methods to effect the repurchases, which could include open market purchases, negotiated block transactions, ASRs or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

On February 3, 2012, we entered into an $850 million ASR program with a major financial institution as part of this authorization. Under this ASR program, we received 20,357,380 shares of our common stock in 2012, resulting in an average per share cost for these shares of $41.75.

On November 5, 2012, we entered into a second ASR program for $500 million. Under this ASR program, we received 7,403,294 shares of our common stock in 2012 and 870,947 shares in February 2013, for a total of 8,274,241 repurchased shares, which concluded this ASR program. Upon final settlement, the average per share cost for all shares purchased under this ASR program was $60.43.

These ASR programs are accounted for as treasury stock purchase transactions, reducing the weighted average number of basic and diluted common shares outstanding by the repurchased shares, and as forward contracts indexed to our common stock.

The above discussion of the share repurchase authorization includes forward-looking statements. Factors that could affect the share repurchase plan and its timing include, but are not limited to business conditions, availability of liquidity, and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

Contractual Cash Obligations

The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2012. The contractual obligations detailed below do not include our contractual obligations to MPLX under various fee-based commercial agreements as these transactions are eliminated in the consolidated financial statements. The contractual obligations detailed below include amounts paid at closing for the Galveston Bay Refinery and Related Assets, but do not include obligations assumed upon closing.

(In millions)	Total	2013	2014-2015	2016-2017	Later Years
Long-term debt (a)	$5,878	$169	$332	$1,039	$4,338
Capital lease obligations	546	44	89	87	326
Operating lease obligations	612	151	254	129	78
Purchase obligations: (b)
Crude oil, feedstock, refined product and renewable fuel contracts (c)(d)	11,545	10,302	765	395	83
Transportation and related contracts	1,700	144	267	315	974
Contracts to acquire property, plant and equipment (e)(f)	1,391	834	410	147	-
Service and materials contracts (g)	1,315	355	339	216	405

Total purchase obligations	15,951	11,635	1,781	1,073	1,462
Other long-term liabilities reported in the consolidated balance sheet (h)	1,101	247	274	144	436

Total contractual cash obligations	$24,088	$12,246	$2,730	$2,472	$6,640

(a)	Includes interest payments for our senior notes and commitment and administrative fees for our Credit Agreement, the MPLX Credit Agreement and our trade receivables securitization facility.

(b)	Includes both short- and long-term purchases obligations.

(c)

These contracts include variable price arrangements with estimated prices to be paid primarily based on current market conditions. We are in the process of implementing systems that will allow us to estimate prices based on futures curves, which as of December 31, 2012, has been implemented for contracts with purchase obligations of $1.78 billion.

(d)

Includes the approximate value of inventories included in the purchase of the Galveston Bay Refinery and Related Assets, which was completed on February 1, 2013. See Item 8. Financial Statements and Supplementary Data - Note 26.

(e)

Includes approximately $598 million in 2013 for the purchase of the Galveston Bay Refinery and Related Assets and $700 million for the contingent earnout provision. The acquisition was completed on February 1, 2013. See Item 8. Financial Statements and Supplementary Data - Note 26.

(f)	Includes obligations to advance funds to equity method investees.

(g)	Includes contracts to purchase services such as utilities, supplies and various other maintenance and operating services.

(h)

Primarily includes obligations for pension and other postretirement benefits including medical and life insurance, which we have estimated through 2022. See Item 8. Financial Statements and Supplementary Data - Note 22.

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

We have provided various guarantees related to equity method investees. In conjunction with the Spinoff, we entered into various indemnities and guarantees to Marathon Oil. These arrangements are described in Item 8. Financial Statements and Supplementary Data - Note 25.

Outlook

We have a capital and investment budget for 2013 of $1.62 billion, excluding capitalized interest and the purchase price for the Galveston Bay Refinery and Related Assets. This represents a 19 percent increase from our 2012 spending, which is primarily due to increases in the Refining & Marketing segment. The budget includes spending on refining, retail marketing, transportation, logistics and brand marketing projects as well as amounts designated for corporate activities. We continuously evaluate our capital budget and make changes as conditions warrant.

Refining & Marketing

The 2013 capital budget includes $1.02 billion for our Refining & Marketing segment. The Refining & Marketing capital budget includes approximately $400 million for our Galveston Bay Refinery and Related Assets for synergy capital and the continuation of infrastructure investments and other programs begun by the prior owner.

At our Garyville refinery, we have projects underway to optimize diesel and gasoline yields through modifications to the older crude unit, hydrocracker and the distillate hydrotreaters. Total capital spending is estimated at $225 million with projected capital spending of $117 million in 2013. The hydrocracker revamp is expected to be completed in 2014 and the completion of the final phase of the program is expected in 2015.

At our Robinson refinery, we have a $75 million project to revamp our distillate hydrocracker to improve margins by processing more feedstock at a lower conversion and shifting approximately 10 mbpd of other products to diesel production. The amount of capital spending budgeted for this project in 2013 is $15 million. The project is expected to be completed in 2015.

At our Catlettsburg refinery, we have a $25 million project underway to recover additional volumes of gas oil from the refinery’s residual oil production to be processed in the fluidized catalytic cracker, thus increasing the production of higher valued gasoline and diesel. The amount of capital spending budgeted for this project in 2013 is $9 million. This project is expected to be completed in 2014.

Our Refining & Marketing and Pipeline Transportation segments have approximately $300 million of capital projects that will allow us to process and handle crude oil and condensate from the Utica Shale region, of which approximately $110 million have been budgeted for in 2013. We have projects to invest in condensate splitters at our Canton and Catlettsburg refineries to allow the refineries to process up to 60 mbpd of condensate from the Utica Shale region. In addition, we have a truck-to-barge crude system project at our Wellsville asphalt terminal and expect to purchase new barges to allow Utica production to be transported from our Wellsville terminal to our Catlettsburg refinery.

The remaining budget is primarily allocated to maintaining facilities and meeting regulatory requirements at our refineries.

Speedway

The 2013 capital budget includes $255 million for our Speedway segment, relating to new construction and acquisitions to expand our markets and remodeling and rebuilding projects for existing convenience stores to upgrade and enhance our existing facilities. Also included in the capital budget are expenditures for dispenser, equipment and technology upgrades.

Pipeline Transportation

The 2013 capital budget includes $184 million for our Pipeline Transportation segment, primarily for upgrades to replace or enhance our existing facilities, including our Patoka to Catlettsburg crude oil pipeline upgrade, and new infrastructure.

Corporate and Other

The remaining 2013 capital budget includes $160 million, primarily related to upgrades to information technology systems.

In addition, we expect to record $43 million in capitalized interest, which is 57 percent less than 2012 primarily due to the completion of the Detroit refinery heavy oil upgrading and expansion project.

Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital and investment spending, costs for projects under construction, project completion dates and expectations or projections about strategies and goals for growth, upgrades and expansion. The forward-looking statements about our capital and investment budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include prices of and demand for crude oil and refinery feedstocks and refined products, actions of competitors, delays in obtaining necessary third-party approvals, changes in labor, materials, and equipment costs and availability, planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects, project cost overruns, disruptions or interruptions of our refining operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations.

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

On May 25, 2011, we entered into a separation and distribution agreement and several other agreements with Marathon Oil to effect the Spinoff and to provide a framework for our relationship with Marathon Oil. Because the terms of our separation from Marathon Oil and these agreements were entered into in the context of a related-party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties. See Item 8. Financial Statements and Supplementary Data—Note 5 for further discussion of activity with related parties.

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

Our environmental expenditures, based on the American Petroleum Institute’s definition of environmental expenditures, for each of the last three years were:

(In millions)	2012	2011	2010
Capital	$115	$167	$223
Compliance:
Operating and maintenance	318	354	403
Remediation(a)	24	27	20

Total	$457	$548	$646

(a)	These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash provisions recorded for environmental remediation.

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

Our environmental capital expenditures accounted for 8 percent, 13 percent and 19 percent of capital expenditures in 2012, 2011 and 2010, respectively. Our environmental capital expenditures are expected to approximate $41 million, or three percent, of total capital expenditures in 2013. Predictions beyond 2013 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based on currently identified projects, we anticipate that environmental capital expenditures will be approximately $86 million in 2014; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

We spent $620 million from 2008 through 2011 to comply with MSAT II regulations relating to benzene content in refined products. All MSAT II compliance units were in operation in 2011.

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

Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. We use a market or income approach for recurring fair value measurements and endeavor to use the best information available. See Item 8. Financial Statements and Supplementary Data—Note 18 for disclosures regarding our fair value measurements.

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

Unlike long-lived assets, goodwill must be tested for impairment at least annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. At December 31, 2012, we had a total of $930 million of goodwill recorded on our consolidated balance sheet. The fair value of our reporting units exceeded book value appreciably for each of our reporting units in 2012.

Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2012, we had $321 million of investments in equity method investments recorded in our consolidated balance sheet.

An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.

Derivatives

We record all derivative instruments at fair value. A large volume of our commodity derivatives are exchange-traded and require few assumptions in arriving at fair value. Fair value estimation for all our derivative instruments is discussed in Item 8. Financial Statements and Supplementary Data - Note 18. Additional information about derivatives and their valuation may be found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 3.45 percent for our pension plans and 4.05 percent for our other postretirement benefit plans by 0.25 percent would increase pension obligations and other postretirement benefit plan obligations by $85 million and $21 million, respectively, and would increase defined benefit pension expense and other postretirement benefit plan expense by $6 million and $2 million, respectively.

The long-term asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 75 percent equity securities and 25 percent fixed income securities for the funded pension plans), past performance and other factors. Certain components of the asset mix are modeled with various assumptions regarding inflation and returns. In addition, our long-term asset rate of return assumption is compared to those of other companies and to historical returns for reasonableness. After evaluating activity in the capital markets, we reduced the asset rate of return from 8.50 percent to 7.50 percent effective for 2012. We have also used the 7.50 percent long-term rate of return to determine our 2013 defined benefit pension expense. Decreasing the 7.50 percent asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $4 million.

Compensation change assumptions are based on historical experience, anticipated future management actions and demographics of the benefit plans.

Health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.

Item 8. Financial Statements and Supplementary Data - Note 22 includes detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other postretirement plan expense, as well as the obligations and accumulated other comprehensive loss reported on the year-end balance sheets.

Contingent Liabilities

We accrue contingent liabilities for legal actions, claims, litigation, environmental remediation, tax deficiencies related to operating taxes and third-party indemnities for specified tax matters when such contingencies are both probable and estimable. We regularly assess these estimates in consultation with legal counsel to consider resolved and new matters, material developments in court proceedings or settlement discussions, new information obtained as a result of ongoing discovery and past experience in defending and settling similar matters. Actual costs can differ from estimates for many reasons. For instance, settlement costs for claims and litigation can vary from estimates based on differing interpretations of laws, opinions on degree of responsibility and assessments of the amount of damages. Similarly, liabilities for environmental remediation may vary from estimates because of changes in laws, regulations and their interpretation, additional information on the extent and nature of site contamination and improvements in technology.

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

Accounting Standards Not Yet Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. If the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For other amounts not required to be reclassed in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The accounting standards update is effective prospectively for annual periods beginning after December 15, 2012, and interim periods within those annual periods. Adoption of this accounting standards update in the first quarter of 2013 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, through the qualitative assessment, an entity determines that it is more likely than not that the intangible asset is impaired, the quantitative impairment test must then be performed. The accounting standards update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Early adoption is permitted. Adoption of this accounting standards update in the first quarter of 2013 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

In December 2011, the FASB issued an accounting standards update which was amended in January 2013 that requires disclosure of additional information related to recognized derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset or are not offset but are subject to an enforceable netting agreement. The purpose of the requirement is to help users evaluate the effect or potential effect of offsetting and related netting arrangements on an entity’s financial position. The update is to be applied retrospectively and is effective for annual periods that begin on or after January 1, 2013 and interim periods within those annual periods. Adoption of this update is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

General

We are exposed to market risks related to the volatility of crude oil and refined product prices. We employ various strategies, including the use of commodity derivative instruments, to hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates and foreign currency exchange rates. As of December 31, 2012, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we have used them in the past and we continually monitor the market and our exposure and may enter into these agreements again in the future. We are at risk for changes in fair value of all of our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.

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

See Item 8. Financial Statements and Supplementary Data - Notes 18 and 19 for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.

Commodity Price Risk

Our strategy is to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. We use a variety of commodity derivative instruments, including futures, forwards, swaps and combinations of options, as part of an overall program to hedge commodity price risk. We also authorize the use of the market knowledge gained from these activities to do a limited amount of trading not directly related to our physical transactions.

We use commodity derivative instruments on crude oil and refined product inventories to hedge price risk associated with inventories above or below last-in, first-out inventory targets. We also use derivative instruments related to the acquisition of foreign-sourced crude oil and ethanol blended with refined petroleum products to hedge price risk associated with market volatility between the time we purchase the product and when we use it in the refinery production process or it is blended. In addition, we may use commodity derivative instruments on fixed price contracts for the sale of refined products to hedge risk by converting the refined product sales to market-based prices. The majority of these derivatives are exchange-traded contracts for crude oil, refined products and ethanol.

We closely monitor and hedge our exposure to market risk on a daily basis in accordance with policies approved by our board of directors. Our positions are monitored daily by a risk control group to ensure compliance with our stated risk management policy.

Open Derivative Positions and Sensitivity Analysis

The table below sets forth information relating to our significant open commodity derivative contracts as of December 31, 2012.

	December 31, 2012
	Position	Total Barrels (In thousands)	Weighted Average Price (Per barrel)	Benchmark
Crude Oil (a)
Exchange-traded	Long	15,643	$97.45	CME and ICE Crude(b)(c)
Exchange-traded	Short	(26,191)	$99.41	CME and ICE Crude(b)(c)

	Position	Total Barrels (In thousands)	Weighted Average Price (Per gallon)	Benchmark
Refined Products (a)
Exchange-traded	Long	2,720	$2.86	CME Heating Oil and RBOB(b)(d)
Exchange-traded	Short	(3,429)	$2.89	CME Heating Oil and RBOB(b)(d)

(a)	100 percent of these contracts expire in the first quarter of 2013.
(b)	Chicago Mercantile Exchange (“CME”).
(c)	Intercontinental Exchange (“ICE”)
(d)	Reformulated Gasoline Blendstock for Oxygenate Blending (“RBOB”).

Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of December 31, 2012 is provided in the following table.

	Incremental Change in IFO from a Hypothetical Price Increase of		Incremental Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of December 31, 2012
Crude	$(96)	$(240)	$111	$284
Refined products	(7)	(18)	12	37

We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.

We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after December 31, 2012 would cause future IFO effects to differ from those presented above.

Interest Rate Risk

We are impacted by interest rate fluctuations related to our debt obligations. At December 31, 2012, our debt was primarily comprised of the $3.0 billion fixed rate senior notes issued on February 1, 2011.

Sensitivity analysis of the projected incremental effect of a hypothetical 100-basis-point shift in interest rates on financial assets and liabilities as of December 31, 2012 is provided in the following table.

(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities) (a)
Long-term debt (b)	$(3,559)	(c)	$364	(d)

(a)

Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	Excludes capital leases.
(c)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(d)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at December 31, 2012.

At December 31, 2012, our portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

Foreign Currency Exchange Rate Risk

We are impacted by foreign exchange rate fluctuations related to some of our purchases of crude oil denominated in Canadian Dollars. We did not utilize derivatives to hedge our market risk exposure to these foreign exchange rate fluctuations in 2012.

Counterparty Risk

We are also exposed to financial risk in the event of nonperformance by counterparties or futures commission merchants. We regularly review the creditworthiness of counterparties and futures commission merchants and enter into master netting agreements when appropriate.

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

Management’s Report on Internal Control over Financial Reporting

To the Stockholders of Marathon Petroleum Corporation:

MPC’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPC’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of MPC’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Gary R. Heminger	/s/ Donald C. Templin
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders of Marathon Petroleum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity/net investment, and cash flows present fairly, in all material respects, the financial position of Marathon Petroleum Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Toledo, Ohio

February 28, 2013

Marathon Petroleum Corporation

Consolidated Statements of Income

(In millions, except per share data)	2012	2011	2010
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$82,235	$78,583	$62,387
Sales to related parties	8	55	100
Income from equity method investments	26	50	70
Net gain on disposal of assets	177	12	11
Other income	46	59	37

Total revenues and other income	82,492	78,759	62,605

Costs and expenses:
Cost of revenues (excludes items below)	68,668	65,795	51,731
Purchases from related parties	280	1,916	2,593
Consumer excise taxes	5,709	5,114	5,208
Depreciation and amortization	995	891	941
Selling, general and administrative expenses	1,223	1,059	874
Other taxes	270	239	247

Total costs and expenses	77,145	75,014	61,594

Income from operations	5,347	3,745	1,011
Related party net interest and other financial income	1	35	24
Net interest and other financial income (costs)	(110)	(61)	(12)

Income before income taxes	5,238	3,719	1,023
Provision for income taxes	1,845	1,330	400

Net income	3,393	2,389	623
Less net income attributable to noncontrolling interests	4	-	-

Net income attributable to MPC	$3,389	$2,389	$623

Per Share Data (See Note 9)
Basic:
Net income attributable to MPC per share	$9.95	$6.70	$1.75
Weighted average shares outstanding	340	356	356
Diluted:
Net income attributable to MPC per share	$9.89	$6.67	$1.74
Weighted average shares outstanding	342	357	358
Dividends paid	$1.20	$0.45	$-

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Comprehensive Income

(In millions)	2012	2011	2010
Net income	$3,393	$2,389	$623
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $47, ($151) and ($20)	78	(248)	(108)
Prior service costs, net of tax of $203, $2 and $3	337	4	5
Other, net of tax of $-, $- and $-	-	(1)	-

Other comprehensive income (loss)	415	(245)	(103)

Comprehensive income	3,808	2,144	520
Less comprehensive income attributable to noncontrolling interests	4	-	-

Comprehensive income attributable to MPC	$3,804	$2,144	$520

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,860	$3,079
Receivables, less allowance for doubtful accounts of $10 and $3	4,610	5,461
Inventories	3,449	3,320
Other current assets	110	141

Total current assets	13,029	12,001
Equity method investments	321	302
Property, plant and equipment, net	12,643	12,228
Goodwill	930	842
Other noncurrent assets	300	372

Total assets	$27,223	$25,745

Liabilities
Current liabilities:
Accounts payable	$6,785	$8,189
Payroll and benefits payable	364	312
Consumer excise taxes payable	325	337
Accrued taxes	598	558
Long-term debt due within one year	19	15
Other current liabilities	112	180

Total current liabilities	8,203	9,591
Long-term debt	3,342	3,292
Deferred income taxes	2,050	1,310
Defined benefit postretirement plan obligations	1,266	1,783
Deferred credits and other liabilities	257	264

Total liabilities	15,118	16,240

Commitments and contingencies (see Note 25)

Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	-	-
Common stock:
Issued - 361 million and 357 million shares (par value $0.01 per share, 1 billion shares authorized)	4	4
Held in treasury, at cost - 28 million shares at December 31, 2012	(1,253)	-
Additional paid-in capital	9,527	9,482
Retained earnings	3,880	898
Accumulated other comprehensive loss	(464)	(879)

Total MPC stockholders’ equity	11,694	9,505
Noncontrolling interests	411	-

Total equity	12,105	9,505

Total liabilities and equity	$27,223	$25,745

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Cash Flows

(In millions)	2012	2011	2010
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$3,393	$2,389	$623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	995	891	941
Pension and other postretirement benefits, net	153	(90)	13
Deferred income taxes	492	123	308
Net gain on disposal of assets	(177)	(12)	(11)
Equity method investments, net	11	(2)	(34)
Changes in the fair value of derivative instruments	59	(57)	(16)
Changes in:
Current receivables	851	(1,177)	(750)
Inventories	(115)	(255)	(76)
Current accounts payable and accrued liabilities	(1,223)	1,502	1,160
All other, net	53	(3)	59

Net cash provided by operating activities	4,492	3,309	2,217

Investing activities:
Additions to property, plant and equipment	(1,369)	(1,185)	(1,217)
Acquisitions	(190)	(74)	-
Disposal of assets	53	144	763
Investments in related party debt securities – purchases	-	(10,326)	(9,709)
– redemptions	-	12,730	8,019
Investments – loans and advances	(57)	(56)	(45)
– redemptions and repayments	108	53	44
All other, net	3	9	-

Net cash provided by (used in) investing activities	(1,452)	1,295	(2,145)

Financing activities:
Long-term debt payable to Marathon Oil and subsidiaries – borrowings	-	7,748	18,804
– repayments	-	(11,366)	(17,544)
Long-term debt – borrowings	-	2,989	-
– repayments	(17)	(12)	(12)
Debt issuance costs	(6)	(60)	-
Issuance of common stock	108	1	-
Common stock repurchased	(1,350)	-	-
Dividends paid	(407)	(160)	-
Net proceeds from issuance of MPLX LP common units	407	-	-
Distributions to Marathon Oil	-	(783)	(1,330)
All other, net	6	-	-

Net cash used in financing activities	(1,259)	(1,643)	(82)

Net increase (decrease) in cash and cash equivalents	1,781	2,961	(10)
Cash and cash equivalents at beginning of period	3,079	118	128

Cash and cash equivalents at end of period	$4,860	$3,079	$118

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Equity / Net Investment

	MPC Stockholders’ Equity / Net Investment
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Net Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity /Net Investment
Balance as of December 31, 2009	$-	$-	$-	$-	$9,692	$(520)	$-	$9,172
Net income	-	-	-	-	623	-	-	623
Distributions to Marathon Oil	-	-	-	-	(1,448)	-	-	(1,448)
Other comprehensive loss	-	-	-	-	-	(103)	-	(103)

Balance as of December 31, 2010	$-	$-	$-	$-	$8,867	$(623)	$-	$8,244
Net income	-	-	-	1,058	1,331	-	-	2,389
Dividends paid	-	-	-	(160)	-	-	-	(160)
Distributions to Marathon Oil	-	-	-	-	(726)	(11)	-	(737)
Other comprehensive loss	-	-	-	-	-	(245)	-	(245)
Shares issued - stock-based compensation	-	-	9	-	-	-	-	9
Stock-based compensation	-	-	5	-	-	-	-	5
Reclassification of net investment to additional paid-in capital	-	-	9,472	-	(9,472)	-	-	-
Issuance of common stock at spinoff	4	-	(4)	-	-	-	-	-

Balance as of December 31, 2011	$4	$-	$9,482	$898	$-	$(879)	$-	$9,505
Net income	-	-	-	3,389	-	-	4	3,393
Dividends paid	-	-	-	(407)	-	-	-	(407)
Other comprehensive income	-	-	-	-	-	415	-	415
Shares repurchased	-	(1,250)	(100)	-	-	-	-	(1,350)
Shares issued (returned) - stock based compensation	-	(3)	108	-	-	-	-	105
Stock-based compensation	-	-	46	-	-	-	-	46
Issuance of MPLX LP common units	-	-	-	-	-	-	407	407
Other	-	-	(9)	-	-	-	-	(9)

Balance as of December 31, 2012	$4	$(1,253)	$9,527	$3,880	$-	$(464)	$411	$12,105

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2010	-	-
Shares issued - stock-based compensation	1	-
Issuance of common stock at spinoff	356	-

Balance as of December 31, 2011	357	-
Shares repurchased	-	(28)
Shares issued - stock-based compensation	4	-

Balance as of December 31, 2012	361	(28)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Description of the Business, Spinoff and Basis of Presentation

Description of the Business – Our business consists of refining and marketing, retail marketing and pipeline transportation operations conducted primarily in the Midwest, Gulf Coast and Southeast regions of the United States, through subsidiaries, including Marathon Petroleum Company LP, Speedway LLC and MPLX LP and its subsidiaries (“MPLX”).    Until December 1, 2010, we also had operations in the Upper Great Plains region of the United States.

See Note 11 for additional information about our operations.

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

Basis of Presentation – Prior to the Spinoff on June 30, 2011, our results of operations and cash flows consisted of the RM&T Business, which represented a combined reporting entity.    Subsequent to the Spinoff, our results of operations and cash flows consist of consolidated MPC activities.    All significant intercompany transactions and accounts have been eliminated.

The consolidated statements of income for periods prior to the Spinoff included expense allocations for certain corporate functions historically performed by the Marathon Oil Companies, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology.    Those allocations were based primarily on specific identification, headcount or computer utilization.    Our management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses from the Marathon Oil Companies, are reasonable.    However, these consolidated financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented prior to the Spinoff and may not reflect our consolidated results of operations and cash flows had we been a stand-alone company during the periods presented.    Actual costs that would have been incurred if we had been a stand-alone company would depend upon multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.    Subsequent to the Spinoff, we are performing these functions using internal resources or services provided by third parties, certain of which were provided by the Marathon Oil Companies during a transition period pursuant to a transition services agreement, which terminated June 30, 2012.    See Note 5.

During 2012, we reclassified certain expenses from selling, general and administrative expenses to cost of revenues, which is consistent with expense classifications for MPLX, MPC’s consolidated subsidiary.    Historical periods were also reclassified to conform to the current year presentation.    This reclassification resulted in an increase in cost of revenues and a decrease in selling, general and administrative expenses of $47 million and $46 million for 2011 and 2010, respectively.

2.	Summary of Principal Accounting Policies

Principles applied in consolidation – These consolidated financial statements include the accounts of our majority-owned, controlled subsidiaries.    We consolidate MPLX, in which we own a 73.6 percent controlling financial interest, and we record a noncontrolling interest for the 26.4 percent interest owned by the public.

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

Cash and cash equivalents – Cash and cash equivalents include cash on hand and on deposit, reverse repurchase agreements and investments in highly liquid debt instruments with maturities generally of three months or less.

Accounts receivable and allowance for doubtful accounts – Our receivables primarily consist of customer accounts receivable, including proprietary credit card receivables.    The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in customer accounts receivable, primarily associated with our proprietary credit card receivables.    We determine the allowance based on historical write-off experience and the volume of proprietary credit card sales.    We review the allowance quarterly and past-due balances over 180 days are reviewed individually for collectability.    All other customer receivables are recorded at the invoiced amounts and generally do not bear interest.    Account balances for these customer receivables are generally charged directly to bad debt expense when it becomes probable the receivable will not be collected.

Approximately 42 percent and 47 percent of our accounts receivable balances at December 31, 2012 and 2011, respectively, are related to sales of crude oil or refinery feedstocks to customers with whom we have master netting agreements.    We have master netting agreements with more than 80 companies engaged in the crude oil or refinery feedstock trading and supply business or the petroleum refining industry.    A master netting agreement generally provides for a once per month net cash settlement of the accounts receivable from and the accounts payable to a particular counterparty.

Inventories – Inventories are carried at the lower of cost or market value.    Cost of inventories is determined primarily under the last-in, first-out (“LIFO”) method.

Derivative instruments – We use derivatives to economically hedge a portion of our exposure to commodity price risk and interest rate risk.    We also have limited authority to use selective derivative instruments that assume market risk.    All derivative instruments are recorded at fair value.    Commodity derivatives are reflected on the consolidated balance sheets on a net basis by futures commission merchant, as they are governed by master netting agreements.    Cash flows related to derivatives used to hedge commodity price risk and interest rate risk are classified in operating activities with the underlying transactions.

Fair value accounting hedges – We used interest rate swaps to hedge our exposure to interest rate risk associated with fixed interest rate debt in our portfolio.    Changes in the fair values of both the hedged item and the related derivative were recognized immediately in net income with an offsetting effect included in the basis of the hedged item.    The net effect was to report in net income the extent to which the accounting hedge was not effective in achieving offsetting changes in fair value.    We terminated our interest rate swap agreements during 2012.    There was a gain on the termination of the agreements, which has been accounted for as an adjustment to our long-term debt balance.    The gain is being amortized over the remaining life of the associated debt, which reduces our interest expense.

Derivatives not designated as accounting hedges –Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil and (4) the acquisition of ethanol for blending with refined products.    Changes in the fair value of derivatives not designated as accounting hedges are recognized immediately in net income.

Contingent credit features – Our derivative instruments contain no significant contingent credit features.

Concentrations of credit risk – All of our financial instruments, including derivatives, involve elements of credit and market risk.    The most significant portion of our credit risk relates to nonperformance by counterparties.    The counterparties to our financial instruments consist primarily of major financial institutions and companies within the energy industry.    To manage counterparty risk associated with financial instruments, we select and monitor counterparties based on an assessment of their financial strength and on credit ratings, if available.    Additionally, we limit the level of exposure with any single counterparty.

Property, plant and equipment – Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from four to 42 years.    Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.    If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

When items of property, plant and equipment are sold or otherwise disposed of, any gains or losses are reported in net income.    Gains on the disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing.    If a loss on disposal is expected, such losses are recognized when the assets are classified as held for sale.

Interest expense is capitalized for qualifying assets under construction.    Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset.

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

Stock-based compensation arrangements – The fair value of stock options and stock-settled stock appreciation rights (collectively, “stock option awards”) granted to our employees is estimated on the date of grant using the Black-Scholes option pricing model.    The model employs various assumptions, based on management’s estimates at the time of grant, which impact the calculation of fair value and ultimately, the amount of expense that is recognized over the vesting period of the stock option award.    Of the required assumptions, the expected life of the stock option award and the expected volatility of our stock price have the most significant impact on the fair value calculation.    The average expected life is based on our historical employee exercise behavior.    The assumption for expected volatility of our stock price reflects a weighting of 25 percent of our common stock volatility and 75 percent of the historical volatility for a selected group of peer companies.

The fair value of restricted stock awards granted to our employees is determined based on the fair market value of our common stock on the date of grant.

Our stock-based compensation expense is recognized based on management’s estimate of the awards that are expected to vest, using the straight-line attribution method for all service-based awards with a graded vesting feature.    If actual forfeiture results are different than expected, adjustments to recognized compensation expense may be required in future periods.    Unearned stock-based compensation is charged to equity when restricted stock awards are granted.    Compensation expense is recognized over the vesting period and is adjusted if conditions of the restricted stock award are not met.    For periods prior to the Spinoff, we recorded Marathon Oil stock-based compensation expense as non-cash capital contributions.

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

In June 2011, the FASB amended the reporting standards for comprehensive income to eliminate the option to present the components of other comprehensive income as part of the statement of changes in equity and to require reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income.    All non-owner changes in equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.    In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.    This accounting standards update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.    In December 2011, the FASB issued an accounting standards update to defer the presentation requirements of the reclassification adjustments from accumulated other comprehensive income.    This accounting standards update, as modified, was adopted using the two statement approach in the fourth quarter of 2011 and was applied retrospectively for all prior periods presented.    The adoption of this accounting standards update, as modified, did not have an impact on our consolidated results of operations, financial position or cash flows.    In February 2013, the FASB issued an accounting standards update regarding the presentation requirements of the reclassification adjustments from accumulated other comprehensive income.    See the Not Yet Adopted section for more information.

In May 2011, the FASB issued an update amending the accounting standards for fair value measurement and disclosure, resulting in common principles and requirements under U.S. generally accepted accounting principles (“US GAAP”) and International Financial Reporting Standards (“IFRS”).    The amendments change the wording used to describe certain of the US GAAP requirements either to clarify the intent of existing requirements, to change measurement or expand disclosure principles or to conform to the wording used in IFRS.    The amendments were to be applied prospectively and were effective in interim and annual periods beginning with the first quarter of 2012 with early application not permitted.    This accounting standards update was adopted in the first quarter of 2012 and was applied prospectively.    The adoption of these amendments did not have a significant impact on our consolidated results of operations, financial position or cash flows.    The new required disclosures are included in Note 18.

Not Yet Adopted

In February 2013, the FASB issued an accounting standards update that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.    If the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.    For other amounts not required to be reclassed in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.    The accounting standards update is effective prospectively for annual periods beginning after December 15, 2012, and interim periods within those annual periods.    Adoption of this accounting standards update in the first quarter of 2013 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired.    If, through the qualitative assessment, an entity determines that it is more likely than not that the intangible asset is impaired, the quantitative impairment test must then be performed.    The accounting standards update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.    Early adoption is permitted.    Adoption of this accounting standards update in the first quarter of 2013 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

In December 2011, the FASB issued an accounting standards update which was amended in January 2013 that requires disclosure of additional information related to recognized derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset or are not offset but are subject to an enforceable netting agreement.    The purpose of the requirement is to help users evaluate the effect or potential effect of offsetting and related netting arrangements on an entity’s financial position.    The update is to be applied retrospectively and is effective for annual periods that begin on or after January 1, 2013 and interim periods within those annual periods.    Adoption of this update is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

4.	MPLX LP

MPLX is a publicly traded master limited partnership that was formed by us to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products.    Headquartered in Findlay, Ohio, MPLX’s initial assets consist of a 51 percent general partner interest in a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States and a 100 percent interest in a butane storage cavern in West Virginia.

Initial Public Offering

On October 31, 2012, MPLX completed its initial public offering of 19,895,000 common units at a price to the public of $22.00 per unit, which included 2,595,000 common units purchased by the underwriters through an over-allotment option that was exercised in full by the underwriters.    Net proceeds to MPLX from the sale of the units were $407 million, net of underwriting discounts and commissions, structuring fees and offering expenses (the “Offering Costs”) of $31 million.    MPLX contributed $192 million to MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), a subsidiary of MPLX, which Pipe Line Holdings will retain on behalf of MPLX and us to fund our respective pro rata portions of certain estimated expansion capital expenditures.    MPLX distributed net proceeds to us of $203 million, in partial consideration of assets contributed and to reimburse us for certain capital expenditures incurred with respect to those assets.    MPLX GP LLC, a wholly-owned subsidiary of MPC, serves as the general partner of MPLX.    We own a 73.6 percent interest in MPLX, including the general partner interest, and we consolidate this entity for financial reporting purposes since we have a controlling financial interest.    The initial public offering represented the sale of a 26.4 percent interest in MPLX.

The following table is a reconciliation of proceeds from the initial public offering:

(In millions)
Total proceeds from the initial public offering	$438
Less: Offering Costs	(31)

Net proceeds from the initial public offering	407
Less: Revolving credit facility origination fees	(2)
Less: Cash retained by MPLX	(10)
Less: Cash contribution to Pipe Line Holdings	(192)

Net proceeds distributed to MPC from the initial public offering	$203

Commercial Agreements

MPLX generates revenue primarily by charging tariffs for transporting crude oil, refined products and other hydrocarbon-based products through their pipelines and at their barge dock and fees for storing crude oil and products at their storage facilities.    They are also the operator of additional crude oil and product pipelines owned by us and third parties for which they are paid operating fees.    They do not take ownership of the crude oil or products that they transport and store for their customers, and they do not engage in the trading of any commodities.

We have entered into long-term, fee-based transportation and storage services agreements with MPLX.    Under these agreements, MPLX provides transportation and storage services to us, and we commit to provide MPLX with minimum quarterly throughput and storage volumes of crude oil and products and minimum storage volumes of butane.    We believe the terms and conditions under these commercial agreements, as well as the other initial agreements we entered into with MPLX described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

These commercial agreements include:

•

three separate 10-year transportation services agreements and one five-year transportation services agreement under which we pay MPLX fees for transporting crude oil on each of their crude oil pipeline systems;

•	four separate 10-year transportation services agreements under which we pay MPLX fees for transporting products on each of their product pipeline systems;

•	a five-year transportation services agreement under which we pay MPLX fees for handling crude oil and products at their Wood River, Illinois barge dock;

•	a 10-year storage services agreement under which we pay MPLX fees for providing storage services at their Neal, West Virginia butane cavern; and

•	four separate three-year storage services agreements under which we pay MPLX fees for providing storage services at their tank farms.

All of the transportation services agreements for the crude oil and product pipeline systems (other than our Wood River, Illinois to Patoka, Illinois crude system) automatically renew for up to two additional five-year terms unless terminated by either party.    The transportation services agreements for the Wood River to Patoka crude system and the barge dock automatically renew for up to four additional two-year terms unless terminated by either party.    The butane cavern storage services agreement does not automatically renew.    The storage services agreements for the tank farms automatically renew for additional one-year terms unless terminated by either party.

Under the transportation services agreements, if we fail to transport our minimum throughput volumes during any quarter, then we will pay MPLX a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect.    If the minimum capacity of the pipeline falls below the level of our commitment at any time or if capacity on the pipeline is required to be allocated among shippers because volume nominations exceed available capacity, depending on the cause of the reduction in capacity, our commitment may be reduced or we will receive a credit for our minimum volume commitment for that period.    In addition to our minimum volume commitment, we are responsible for any loading, handling, transfer and other charges with respect to volumes MPLX transports for us.    If MPLX agrees to make any capital expenditures at our request, we will reimburse MPLX for, or MPLX will have the right in certain circumstances, to file for an increased tariff rate to recover the actual cost of such capital expenditures.    The transportation services agreements include provisions that permit us to suspend, reduce or terminate our obligations under the applicable agreement if certain events occur.    These events include us deciding to permanently or indefinitely suspend refining operations at one or more of our refineries for at least twelve consecutive months and certain force majeure events that would prevent MPLX or us from performing under the applicable agreement.

Under the storage services agreements, MPLX is obligated to make available to us on a firm basis the available storage capacity at the tank farms and butane cavern, and we pay MPLX a per-barrel fee for such storage capacity, regardless of whether we fully utilize the available capacity.    Beginning on January 1, 2014, the storage services agreements will be adjusted based on changes in the producer price index.

Operating Agreements

At the closing of the initial public offering of MPLX, we entered into an operating services agreement with MPLX under which MPLX operates various pipeline systems owned by us.    In addition, under existing operating service agreements, MPLX continues to operate various pipeline systems owned by us and third parties. Under these operating services agreements MPLX receives an operating fee for operating the assets and is reimbursed for all direct and indirect costs associated with operating the assets. The operating fees under most of these agreements are indexed for inflation. These agreements range from one to five years in length and automatically renew unless terminated by either party.

Management Services Agreements

Prior to the closing of the initial public offering of MPLX, MPLX entered into two management services agreements with us under which MPLX provides certain management services to us with respect to certain of our retained pipeline assets. MPLX receives fixed annual fees under the agreements for providing the required management services, initially in the amount of $0.7 million and thereafter adjusted annually for inflation and based on changes in the scope of management services provided.

Omnibus Agreement

Upon the closing of the initial public offering of MPLX, we entered into an omnibus agreement with MPLX that addresses MPLX’s payment of a fixed annual fee to us for the provision of executive management services and MPLX’s reimbursement to us for the provision of certain general and administrative services to MPLX, as well as our indemnification of MPLX for certain matters, including environmental, title and tax matters.

Employee Services Agreements

Prior to the closing of the initial public offering of MPLX, we entered into two employee services agreements with MPLX under which MPLX reimburses us for the provision of certain operational and management services in support of their pipelines, barge dock, butane cavern and tank farms.

5.	Related Party Transactions

During 2012, 2011 and 2010 our related parties included:

•	Marathon Oil Companies until June 30, 2011, the effective date of the Spinoff.

•

The Andersons Clymers Ethanol LLC (“TACE”), in which we have a 36 percent interest, and The Andersons Marathon Ethanol LLC (“TAME”), in which we have a 50 percent interest. These companies each own an ethanol production facility.

•	Centennial Pipeline LLC (“Centennial”), in which we have a 50 percent interest. Centennial owns a refined products pipeline and storage facility.

•	LOOP LLC (“LOOP”), in which we have a 51 percent noncontrolling interest. LOOP owns and operates the only U.S. deepwater oil port.

•	Other equity method investees.

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

The separation and distribution agreement between us and the Marathon Oil Companies contains the key provisions relating to the separation of our business from Marathon Oil and the distribution of our common stock to Marathon Oil stockholders. The separation and distribution agreement identifies the assets that were transferred or sold, liabilities that were assumed or sold and contracts that were assigned to us by the Marathon Oil Companies or by us to the Marathon Oil Companies in the Spinoff and describes how these transfers, sales, assumptions and assignments occurred. In accordance with the separation and distribution agreement, Marathon Oil determined that our aggregate cash and cash equivalents balance at June 30, 2011 should be approximately $1.625 billion. The separation and distribution agreement also contains provisions regarding the release of liabilities, indemnifications, insurance, nonsolicitation of employees, maintenance of confidentiality, payment of expenses and dispute resolution. See Note 25.

We and Marathon Oil entered into a tax sharing agreement to govern the respective rights, responsibilities and obligations of Marathon Oil and us with respect to taxes and tax benefits, the filing of tax returns, the control of audits, restrictions on us to preserve the tax-free status of the Spinoff and other tax matters.

We and Marathon Oil entered into an employee matters agreement providing that each company has responsibility for our own employees and compensation plans. The employee matters agreement also contains provisions regarding stock-based compensation. See Note 23.

We entered into a transition services agreement with Marathon Oil under which we were providing each other with a variety of administrative services on an as-needed basis for a period of time not to exceed one year following the Spinoff. The charges under these transition service agreements were at cost-based rates that had been negotiated between us and Marathon Oil. Services provided to us by the Marathon Oil Companies included accounting, audit, treasury, tax, legal, information technology, administrative services, procurement of natural gas and health, environmental, safety and security. Services provided by us to the Marathon Oil Companies included legal, human resources, tax, accounting, audit, information technology and health, environmental, safety and security. The transition services agreement terminated on June 30, 2012.

Sales to related parties were as follows:

(In millions)	2012	2011	2010
Equity method investees:
Centennial	$1	$35	$54
Other equity method investees	7	7	7
Marathon Oil Companies	-	13	39

Total	$8	$55	$100

Related party sales to Centennial consist primarily of petroleum products. Related party sales to the Marathon Oil Companies consisted primarily of crude oil, which were based on contractual prices that were market-based, and pipeline operating revenue.

The fees received for operating pipelines for related parties included in other income on the consolidated statements of income were as follows:

(In millions)	2012	2011	2010
Centennial	$1	$-	$-

Purchases from related parties were as follows:

(In millions)	2012	2011	2010
Equity method investees:
Centennial	$7	$31	$72
LOOP	44	66	35
TAME	124	153	109
TACE	73	46	34
Other equity method investees	32	30	56
Marathon Oil Companies	-	1,590	2,287

Total	$280	$1,916	$2,593

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

The Marathon Oil Companies performed certain services for us prior to the Spinoff such as executive oversight, accounting, treasury, tax, legal, procurement and information technology services. We also provided certain services to the Marathon Oil Companies prior to the Spinoff, such as legal, human resources and tax services. The two groups of companies charged each other for these shared services based on a rate that was negotiated between them. Where costs incurred by the Marathon Oil Companies on our behalf could not practically be determined by specific utilization, these costs were primarily allocated to us based on headcount or computer utilization. Our management believes those allocations were a reasonable reflection of the utilization of services provided. However, those allocations may not have fully reflected the expenses that would have been incurred had we been a stand-alone company during the periods presented. Net charges from the Marathon Oil Companies for these services reflected within selling, general and administrative expenses in the consolidated statements of income were $26 million and $43 million for 2011 and 2010, respectively.

Receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

	December 31,
(In millions)	2012	2011
Centennial	$2	$1
Other equity method investees	-	1

Total	$2	$2

Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

	December 31,
(In millions)	2012	2011
Equity method investees:
Centennial	$-	$7
LOOP	4	5
TAME	5	4
TACE	2	2
Other equity method investees	2	2

Total	$13	$20

We have a throughput and deficiency agreement with LOOP, which had a prepaid tariff balance of $4 million at December 31, 2011. The prepaid tariff was utilized during 2012. We also had a throughput and deficiency agreement with Centennial, which expired on March 31, 2012. The prepaid balance was $11 million at December 31, 2011. Prepaid tariff balances are reflected in other noncurrent assets on the consolidated balance sheets. During 2012, we impaired our $14 million prepaid tariff with Centennial. For additional information on the impairment, see Note 18.

On July 18, 2007, we entered into a credit agreement with MOC Portfolio Delaware, Inc. (“PFD”), a subsidiary of Marathon Oil, providing for a $2.9 billion revolving credit facility which was scheduled to terminate on May 4, 2012. On October 28, 2010, we amended the credit agreement with PFD to increase the total amount available to $4.4 billion and extended the scheduled termination date to November 1, 2013. During 2011, we borrowed $7.75 billion and repaid $10.32 billion under the credit facility. During 2010, we borrowed $18.80 billion and repaid $17.54 billion under this credit facility. The agreement was terminated on June 30, 2011, and there has been no subsequent activity. For U.S. Dollar loans under this credit facility, the interest rate was the higher of the prime rate or the sum of 0.5 percent, plus the federal funds rate. For Euro Dollar loans under this credit facility, the interest rate was based on LIBOR plus a margin ranging from 0.25 percent to 1.125 percent. The margin varied based on our usage and credit rating.

On July 18, 2007, we entered into a $1.1 billion revenue bonds proceeds subsidiary loan agreement with Marathon Oil to finance a portion of our Garyville, Louisiana refinery major expansion project. Proceeds from the bonds were disbursed by Marathon Oil to us upon our request for reimbursement of expenditures related to the expansion. There were no borrowings in 2011 and 2010. We repaid the $1.05 billion loan balance on February 1, 2011 and the loan was terminated effective April 1, 2011. The loan had an interest rate of 5.125 percent annually.

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

Related party net interest and other financial income was as follows:

(In millions)	2012	2011	2010
Dividend income:
PFD Preferred Stock	$-	$35	$24
Interest income	1	-	-
Interest expense:
PFD revolving credit agreement	-	3	12
Marathon Oil loan agreement	-	5	54
Interest capitalized	-	(8)	(66)

Net interest expense	-	-	-

Related party net interest and other financial income	$1	$35	$24

We also recorded property, plant and equipment additions related to capitalized interest incurred by Marathon Oil on our behalf of $2 million and $20 million in 2011 and 2010, which were reflected as contributions from Marathon Oil.

Certain asset or liability transfers between us and Marathon Oil, including assets and liabilities contributed under the separation and distribution agreement related to the Spinoff, and certain expenses, such as stock-based compensation, incurred by Marathon Oil on our behalf have been recorded as non-cash capital contributions or distributions. The net non-cash capital contributions from (distributions to) Marathon Oil were $57 million and ($118 million) in 2011 and 2010, respectively.

6.	Acquisitions

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

7.	Disposition

On December 1, 2010, we completed the sale of most of our Minnesota assets. These assets included the 74,000 barrel per calendar day St. Paul Park refinery and associated terminals, 166 convenience stores primarily branded SuperAmerica® (including six stores in Wisconsin), along with the SuperMom’s bakery

(a baked goods and sandwich supply operation) and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. We refer to these assets as the “Minnesota Assets.” The refinery and terminal assets were part of our Refining & Marketing segment, the convenience stores and bakery were part of our Speedway segment, and the interests in pipeline assets were part of our Pipeline Transportation segment. This transaction value was approximately $935 million, which included approximately $330 million for inventories. We received $740 million in cash, net of closing costs, but prior to post-closing adjustments. The terms of the sale included (1) a preferred equity interest in the entity that holds the Minnesota Assets with a stated value of $80 million, (2) a maximum $125 million earnout provision payable to us over eight years, (3) a maximum $60 million of margin support payable to the buyer over two years, up to a maximum of $30 million per year, (4) a receivable from the buyer of $107 million which was fully collected in 2011, and (5) guarantees with a maximum exposure of $11 million made by us on behalf of and to the buyer related to a limited number of convenience store sites. As a result of this continuing involvement, the related gain on sale of $89 million was initially deferred.

In July 2012, the buyer of our Minnesota Assets successfully completed an initial public offering (“IPO”). The successful completion of this IPO triggered the provisions in our May 4, 2012 settlement agreement with the buyer to be effective. Under the settlement agreement, we were released from our obligation to pay margin support and the buyer was released from its obligation to pay us under the earnout provision contained in the original sales agreement. Also, the buyer redeemed our $80 million preferred equity interest, paid us $12 million for dividends accrued on our preferred equity interest and paid us $40 million of cash, for total cash receipts of $132 million. In addition, the buyer issued us a new preferred security valued at $45 million. As a result, we recognized income before income taxes of approximately $183 million during 2012, which included $86 million of the deferred gain that was recorded when the sale transaction was originally closed.

We provided transition services to the buyer for approximately thirteen months following the sale. The buyer provided management and operational strategy for the business and we provided personnel to operate and maintain these Minnesota Assets.

8.	Variable Interest Entity

As described in Note 7, on December 1, 2010, we completed the sale of the Minnesota Assets. Certain terms of the transaction and the subsequent settlement agreement with the buyer resulted in the creation of variable interests in a variable interest entity (“VIE”) that owns the Minnesota Assets. At December 31, 2012, our variable interests in this VIE included our preferred security, which was reflected at $46 million in other noncurrent assets on our consolidated balance sheet at December 31, 2012, and store lease guarantees of $8 million. Our maximum exposure to loss due to this VIE at December 31, 2012 was $54 million.

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

9.	Income per Common Share

We compute basic earnings per share by dividing net income attributable to MPC shareholders by the weighted average number of shares of common stock outstanding. Diluted income per share assumes exercise of stock options and stock appreciation rights, provided the effect is not anti-dilutive.

On June 30, 2011, 356,337,127 shares of our common stock were distributed to Marathon Oil stockholders in conjunction with the Spinoff. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed this amount to be outstanding as of the beginning of each period prior to the Spinoff presented in the calculation of basic weighted average shares. In addition, for the dilutive weighted average share calculations, we have assumed the dilutive securities outstanding at June 30, 2011 were also outstanding at each of the periods prior to the Spinoff presented. Excluded from the diluted share calculation are approximately two million, four million and four million shares related to stock-based compensation awards in 2012, 2011 and 2010, respectively, as their effect would be anti-dilutive.

MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method.

(In millions, except per share data)	2012	2011	2010
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$3,389	$2,389	$623
Income allocated to participating securities	6	4	1

Income available to common stockholders - basic	$3,383	$2,385	$622

Weighted average common shares outstanding	340	356	356

Basic earnings per share	$9.95	$6.70	$1.75

Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$3,389	$2,389	$623
Income allocated to participating securities	6	4	1

Income available to common stockholders - diluted	$3,383	$2,385	$622

Weighted average common shares outstanding	340	356	356
Effect of dilutive securities	2	1	2

Weighted average common shares, including dilutive effect	342	357	358

Diluted earnings per share	$9.89	$6.67	$1.74

10.	Equity

Share repurchase plan – On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. On January 30, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization. The board also extended the remaining $650 million share repurchase authorization announced on February 1, 2012, for a total outstanding authorization of $2.65 billion through December 2014. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

Accelerated share repurchase programs – On February 3, 2012, we entered into an $850 million accelerated share repurchase (“ASR”) program with a major financial institution to repurchase shares of MPC common stock under the approved share repurchase plan authorized by our board of directors. Under this ASR program, we received 17,581,344 shares of our common stock during the first quarter of 2012. On July 25, 2012, an additional 2,776,036 shares were delivered to us, for a total of 20,357,380 repurchased shares, which concluded this ASR program. The total number of shares repurchased under this ASR program was based generally on the volume-weighted average price of our common stock during the repurchase period, subject to provisions that set a minimum and maximum number of shares. Upon final settlement, the average per share cost for all shares purchased under this ASR program was $41.75.

On November 5, 2012, we entered into a $500 million ASR program. This ASR was the second tranche of share repurchases under the share repurchase plan authorized by our board of directors. Under this ASR program, we received 7,403,294 shares of common stock during the fourth quarter of 2012. On February 5, 2013, an additional 870,947 shares were delivered to us, for a total of 8,274,241 repurchased shares, which concluded this ASR program. The total number of shares repurchased under this ASR program was based generally on the volume-weighted average price of our common stock during the repurchase period. Upon final settlement, the average per share cost for all shares purchased under this ASR program was $60.43.

The shares repurchased under the ASR programs were accounted for as treasury stock purchase transactions, reducing the weighted average number of basic and diluted common shares outstanding by the shares repurchased, and as forward contracts indexed to our common stock. The forward contracts were accounted for as equity instruments.

11.	Segment Information

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

•

Pipeline Transportation – transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes the aggregated operations of MPLX and MPC’s retained pipeline assets and investments.

As discussed in Note 7, on December 1, 2010, we disposed of the Minnesota Assets, which were part of our Refining & Marketing, Speedway and Pipeline Transportation segments. Segment information for all periods prior to the disposition includes amounts for these operations.

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

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Year Ended December 31, 2012
Revenues:
Customer	$67,921	$14,239	$77	$82,237
Intersegment(a)	8,782	4	381	9,167
Related parties	7	-	1	8

Segment revenues	76,710	14,243	459	91,412
Elimination of intersegment revenues	(8,782)	(4)	(381)	(9,167)

Total revenues	$67,928	$14,239	$78	$82,245

Segment income from operations(b)	$5,098	$310	$216	$5,624
Income (loss) from equity method investments	(6)	-	32	26
Depreciation and amortization(c)	804	114	54	972
Capital expenditures and investments(d)(e)	705	340	211	1,256

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Year Ended December 31, 2011
Revenues:
Customer	$65,028	$13,490	$65	$78,583
Intersegment(a)	8,301	-	335	8,636
Related parties	52	-	3	55

Segment revenues	73,381	13,490	403	87,274
Elimination of intersegment revenues	(8,301)	-	(335)	(8,636)

Total revenues	$65,080	$13,490	$68	$78,638

Segment income from operations	$3,591	$271	$199	$4,061
Income from equity method investments	11	-	39	50
Depreciation and amortization(c)	718	110	45	873
Capital expenditures and investments(d)(f)	900	164	121	1,185

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Year Ended December 31, 2010
Revenues:
Customer	$49,844	$12,494	$49	$62,387
Intersegment(a)	7,394	-	347	7,741
Related parties	95	-	5	100

Segment revenues	57,333	12,494	401	70,228
Elimination of intersegment revenues	(7,394)	-	(347)	(7,741)

Total revenues	$49,939	$12,494	$54	$62,487

Segment income from operations	$800	$293	$183	$1,276
Income from equity method investments	9	-	61	70
Depreciation and amortization(c)	739	111	62	912
Capital expenditures and investments(d)	961	84	24	1,069

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)

Included in the Pipeline Transportation segment are $4 million of corporate overhead costs and pension settlement expenses attributable to MPLX subsequent to MPLX’s October 31, 2012 initial public offering, which were included in items not allocated to segments prior to MPLX’s initial public offering. These expenses are not currently allocated to other segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(d)	Capital expenditures include changes in capital accruals.

(e)	Includes Speedway’s acquisition of 97 convenience stores in 2012.

(f)	Includes Speedway’s acquisition of 23 convenience stores in 2011.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

(In millions)	2012	2011	2010
Segment income from operations	$5,624	$4,061	$1,276
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(336)	(316)	(236)
Minnesota Assets sale settlement gain(c)	183	-	-
Pension settlement expenses(b)(d)	(124)	-	-
Impairment(e)	-	-	(29)
Net interest and other financial income (costs)(f)	(109)	(26)	12

Income before income taxes	$5,238	$3,719	$1,023

(a)

Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses, including allocations from the Marathon Oil Companies for periods prior to the Spinoff and costs related to certain non-operating assets.

(b)	Corporate overhead costs and pension settlement expenses attributable to MPLX were included in the Pipeline Transportation segment subsequent to MPLX’s October 31, 2012 initial public offering.

(c)	See Note 7.

(d)	See Note 22.

(e)	See Note 18.

(f)	Includes related party net interest and other financial income.

The following reconciles segment capital expenditures and investments to total capital expenditures:

(In millions)	2012	2011	2010
Segment capital expenditures and investments	$1,256	$1,185	$1,069
Less: Investments in equity method investees	28	11	7
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	103	24	1
Capitalized interest	101	114	103

Total capital expenditures(a)(b)	$1,432	$1,312	$1,166

(a)	Capital expenditures include changes in capital accruals.

(b)	See Note 21 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

The following reconciles total revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

(In millions)	2012	2011	2010
Total revenues (as reported above)	$82,245	$78,638	$62,487
Plus: Corporate and other unallocated items	(2)	-	-
Less: Sales to related parties	8	55	100

Sales and other operating revenues (including consumer excise taxes)	$82,235	$78,583	$62,387

Revenues by product line were:

(In millions)	2012	2011	2010
Refined products	$76,234	$73,334	$56,025
Merchandise	3,229	3,090	3,369
Crude oil and refinery feedstocks	2,514	1,972	2,890
Transportation and other	266	242	203

Total revenues	82,243	78,638	62,487
Less: Sales to related parties	8	55	100

Sales and other operating revenues (including consumer excise taxes)	$82,235	$78,583	$62,387

No single customer accounted for more than 10 percent of annual revenues.

We do not have significant operations in foreign countries. Therefore, revenues in foreign countries and long-lived assets located in foreign countries, including property, plant and equipment and investments, are not material to our operations.

Total assets by reportable segment were:

	December 31,
(In millions)	2012	2011
Refining & Marketing	$17,052	$17,294
Speedway	1,947	1,597
Pipeline Transportation	1,950	1,556
Corporate and Other	6,274	5,298

Total consolidated assets	$27,223	$25,745

12.	Other Items

Net interest and other financial income (costs) was:

(In millions)	2012	2011	2010
Interest:
Interest income	$5	$3	$2
Interest expense(a)	(191)	(164)	(18)
Interest capitalized(a)	101	104	17

Total interest	(85)	(57)	1
Other:
Net foreign currency gains (losses)	-	12	(6)
Bank service and other fees	(25)	(16)	(7)

Total other	(25)	(4)	(13)

Net interest and other financial income (costs)	$(110)	$(61)	$(12)

(a)	See Note 5 for information on related party interest expense and capitalized interest.

13.	Income Taxes

Income tax provisions (benefits) were:

	2012			2011			2010
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,185	$432	$1,617	$1,040	$139	$1,179	$81	$289	$370
State and local	169	57	226	152	(16)	136	15	19	34
Foreign	(1)	3	2	15	-	15	(4)	-	(4)

Total	$1,353	$492	$1,845	$1,207	$123	$1,330	$92	$308	$400

The provision for income taxes for periods prior to the Spinoff have been computed as if we were a stand-alone company.

A reconciliation of the federal statutory income tax rate (35 percent) applied to income before income taxes to the provision for income taxes follows:

	2012	2011	2010
Statutory rate applied to income before income taxes	35%	35%	35%
State and local income taxes, net of federal income tax effects	2	2	3
Legislation(a)	-	-	2
Domestic manufacturing deduction	(1)	(1)	-
Effect of dividends received deduction	-	-	(1)
Other	(1)	-	-

Provision for income taxes	35%	36%	39%

(a)

The Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 were signed into law in March 2010. These new laws effectively changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MPDIMA”). Under the MPDIMA, the federal subsidy did not reduce our income tax deduction for the costs of providing such prescription drug plans, nor was it subject to income tax individually. Beginning in 2013, under the 2010 legislation, our income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. As a result, we recorded a charge of $26 million in 2010 for the write-off of deferred tax assets to reflect the change in the tax treatment of the federal subsidy.

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2012	2011
Deferred tax assets:
Employee benefits	$585	$820
Other	90	73

Total deferred tax assets	675	893

Deferred tax liabilities:
Property, plant and equipment	2,225	1,936
Inventories	610	610
Investments in subsidiaries and affiliates	307	79
Other	29	25

Total deferred tax liabilities	3,171	2,650

Net deferred tax liabilities	$2,496	$1,757

Net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(In millions)	2012	2011
Liabilities:
Accrued taxes	$446	$447
Deferred income taxes	2,050	1,310

Net deferred tax liabilities	$2,496	$1,757

MPC was a new taxpayer beginning in 2011. Prior to 2011, MPC was included in the Marathon Oil federal income tax returns for applicable years. Marathon Petroleum Company LP, a subsidiary of MPC, is continuously undergoing examination of its U.S. federal income tax returns by the Internal Revenue Service. Such audits have been completed through the 2009 tax year. We believe adequate provision has been made for federal income taxes and interest which may become payable for years not yet settled. Further, we are routinely involved in U.S. state income tax audits. We believe all other audits will be resolved with the amounts paid and/or provided for these liabilities. As of December 31, 2012, our income tax returns remain subject to examination in the following major tax jurisdictions for the tax years indicated:

United States Federal	2010 - 2011
States	2004 - 2011

As a result of the Spinoff and pursuant to the tax sharing agreement by Marathon Oil and MPC, the unrecognized tax benefits related to MPC operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and MPC has indemnified Marathon Oil. Before the Spinoff, MPC made a prepayment of a portion of the unrecognized tax benefits to Marathon Oil, which is reflected in the table below as settlements. See Note 25.

The following table summarizes the activity in unrecognized tax benefits:

(In millions)	2012	2011	2010
January 1 balance	$20	$14	$19
Additions for tax positions of prior years	32	50	7
Reductions for tax positions of prior years	(6)	-	(1)
Settlements	(6)	(44)	(11)

December 31 balance	$40	$20	$14

If the unrecognized tax benefits as of December 31, 2012 were recognized, $20 million would affect our effective income tax rate. There were $29 million of uncertain tax positions as of December 31, 2012 for which it is reasonably possible that the amount of unrecognized tax benefits would significantly increase or decrease during the next twelve months.

Interest and penalties related to income taxes are recorded as part of the provision for income taxes. Such interest and penalties were net receipts (expenses) of $1 million, ($5 million) and ($1 million) in 2012, 2011 and 2010. As of December 31, 2012 and 2011, $9 million and $11 million of interest and penalties were accrued related to income taxes.

14.	Inventories

	December 31,
(In millions)	2012	2011
Crude oil and refinery feedstocks	$1,383	$1,339
Refined products	1,761	1,725
Merchandise	74	65
Supplies and sundry items	231	191

Total (at cost)	$3,449	$3,320

The LIFO method accounted for 93 percent and 94 percent of total inventory value at December 31, 2012 and 2011, respectively. Current acquisition costs were estimated to exceed the LIFO inventory value at December 31, 2012 and 2011 by $4,511 million and $5,015 million, respectively. There was no liquidation of LIFO inventories in 2012. Cost of revenues decreased and income from operations increased by $4 million in both 2011 and 2010 as a result of liquidations of LIFO inventories, excluding inventories liquidated in dispositions.

15.	Equity Method Investments

	Ownership as of December 31, 2012	December 31,

(In millions)		2012	2011
Centennial	50%	$27	$17
LOCAP LLC	59%	26	25
LOOP	51%	198	181
TACE	36%	29	35
TAME	50%	27	32
Other		14	12

Total		$321	$302

Summarized financial information for equity method investees is as follows:

(In millions)	2012	2011	2010
Income statement data:
Revenues and other income	$1,025	$1,043	$939
Income from operations	73	128	196
Net income	47	101	170
Balance sheet data - December 31:
Current assets	$217	$256
Noncurrent assets	1,163	1,175
Current liabilities	161	126
Noncurrent liabilities	636	690

As of December 31, 2012, the carrying value of our equity method investments was $28 million higher than the underlying net assets of investees. This basis difference is being amortized or accreted into net income over the remaining estimated useful lives of the underlying net assets, except for $49 million of excess related to goodwill.

At December 31, 2012, Centennial was not shipping product; therefore, we evaluated the carrying value of our equity method investment in Centennial and concluded no impairment was required given our assessment of its fair value based on various uses for Centennial’s assets. We will continue to monitor the carrying value of our equity investment in Centennial.

Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) were $37 million, $48 million and $36 million in 2012, 2011 and 2010.

16.	Property, Plant and Equipment

(In millions)	Estimated Useful Lives	December 31,
		2012	2011
Refining & Marketing	4 - 25 years	$15,089	$14,221
Speedway	4 - 15 years	2,100	1,887
Pipeline Transportation	16 -42 years	1,747	1,593
Corporate and Other	4 - 40 years	473	372

Total		19,409	18,073
Less accumulated depreciation		6,766	5,845

Net property, plant and equipment		$12,643	$12,228

Property, plant and equipment includes gross assets acquired under capital leases of $417 million and $267 million at December 31, 2012 and 2011, with related amounts in accumulated depreciation of $79 million and $61 million at December 31, 2012 and 2011. Property, plant and equipment includes construction in progress of $520 million and $2,581 million at December 31, 2012 and 2011, which primarily relates to refinery projects.

17.	Goodwill

Goodwill is tested for impairment on an annual basis and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below the carrying value. We performed our annual impairment tests for 2012 and 2011, and no impairment was required.

The changes in the carrying amount of goodwill for 2012 and 2011 were as follows:

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
2011
Beginning balance	$554	$120	$163	$837
Purchase price adjustment	(2)	-	(1)	(3)
Acquisition(a)	-	9	-	9
Disposition	(1)	-	-	(1)

Ending balance	$551	$129	$162	$842

2012
Beginning balance	$551	$129	$162	$842
Acquisitions(a)	-	88	-	88

Ending balance	$551	$217	$162	$930

(a)	See Note 6 for information on the acquisitions.

18.	Fair Value Measurements

Fair Values – Recurring

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 by fair value hierarchy level.

	December 31, 2012
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$49	$-	$-	$84	$133
Other assets	2	-	-	-	2

Total assets at fair value	$51	$-	$-	$84	$135

Commodity derivative instruments, liabilities	$(88)	$-	$-	$-	$(88)

	December 31, 2011
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$26	$1	$-	$107	$134
Interest rate derivative instruments, assets	-	19	-	-	19
Other assets	2	-	-	-	2

Total assets at fair value	$28	$20	$-	$107	$155

Commodity derivative instruments, liabilities	$(45)	$(1)	$-	$-	$(46)

Commodity derivatives in Level 1 are exchange-traded contracts for crude oil and refined products measured at fair value with a market approach using the close-of-day settlement prices for the market. Collateral deposits in futures commission merchant accounts covered by master netting agreements related to Level 1 commodity derivatives are classified as Level 1 in the fair value hierarchy.

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

(In millions)	2012	2011	2010
Beginning balance	$-	$2,402	$865
Total realized and unrealized losses included in net income	(2)	-	(1)
Purchases of PFD Preferred Stock (a)	-	10,326	9,709
Redemptions of PFD Preferred Stock (a)	-	(12,730)	(8,019)
Settlements of derivative instruments	2	2	(2)
Distributions to Marathon Oil (b)	-	-	(150)

Ending balance	$-	$-	$2,402

(a)

For information on PFD Preferred Stock, see Note 5. The fair value of our PFD Preferred Stock investment was measured using an income approach since the securities were not publicly traded; therefore, they were classified as Level 3 in the fair value hierarchy.

(b)	Due to the January 1, 2010 merger of two non-operating RM&T Business legal entities into Marathon Oil.

There were no unrealized gains or losses recorded in net income for the year ended December 31, 2012 related to Level 3 derivative instruments held during 2012. Net income for 2011 and 2010 included unrealized losses of less than $1 million and $1 million related to Level 3 derivative instruments held during those years. See Note 19 for the income statement impacts of our derivative instruments.

Fair Values – Nonrecurring

The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Year Ended December 31,
	2012		2011		2010
(In millions)	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Long-lived assets held for sale	$-	$-	$-	$-	$1	$29
Other noncurrent assets	-	14	-	-	-	-

As a result of changing market conditions and declining throughput volumes, we impaired our Refining & Marketing segment’s prepaid tariff with Centennial by $14 million in 2012. The fair value measurement of the prepaid tariff was based on the income approach utilizing the probability of shipping sufficient volumes on Centennial’s pipeline over the remaining life of the throughput and deficiency credits, which expire March 31, 2014 if not utilized. This measurement is classified as Level 3.

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

Fair Values – Reported

The following table summarizes financial instruments on the basis of their nature, characteristics and risk at December 31, 2012 and 2011, excluding the derivative financial instruments reported above.

	December 31,
	2012		2011
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$263	$59	$289	$93
Other	33	31	31	30

Total financial assets	$296	$90	$320	$123

Financial liabilities:
Long-term debt (a)	$3,559	$3,006	$3,203	$3,008
Deferred credits and other liabilities	23	23	21	21

Total financial liabilities	$3,582	$3,029	$3,224	$3,029

(a)	Excludes capital leases

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

Fair values of our financial assets included in investments and other financial assets and of our financial liabilities included in deferred credits and other liabilities are measured primarily using an income approach and most inputs are internally generated, which results in a level 3 classification. Estimated future cash flows are discounted using a rate deemed appropriate to obtain the fair value. Other financial assets primarily consist of environmental remediation receivables. Deferred credits and other liabilities primarily consist of insurance liabilities and environmental remediation liabilities.

Fair value of long-term debt is measured using a market approach, based upon the average of quotes from major financial institutions and a third-party service for our debt. Because these quotes cannot be independently verified to the market, they are considered Level 3 inputs.

19.	Derivatives

For further information regarding the fair value measurement of derivative instruments, see Note 18. See Note 2 for a discussion of the types of derivatives we use and the reasons for them. We do not designate any of our commodity derivative instruments as hedges for accounting purposes. Our interest rate derivative instruments were designated as fair value accounting hedges.

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of December 31, 2012 and 2011:

	December 31, 2012
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$49	$88	Other current assets

	December 31, 2011
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$26	$45	Other current assets
Interest rate derivatives	19	-	Other noncurrent assets
Commodity derivatives	1	1	Other current liabilities

Derivatives Designated as Fair Value Accounting Hedges

In 2012, we terminated interest rate swap agreements with a notional amount of $500 million that had been entered into as fair value accounting hedges on our 3.50 percent senior notes due in March 2016. There was a $20 million gain on the termination of the transactions, which has been accounted for as an adjustment to our long-term debt balance. The gain is being amortized over the remaining life of the 3.50 percent senior notes, which reduces our interest expense. The interest rate swaps had no accounting hedge ineffectiveness.

The following table summarizes the pretax effect of derivative instruments designated as accounting hedges of fair value in our consolidated statements of income:

		Gain (Loss)
(In millions)	Income Statement Location	2012	2011	2010
Derivative
Interest rate	Net interest and other financial income (costs)	$1	$19	$-

Hedged Item
Long-term debt	Net interest and other financial income (costs)	$(1)	$(19)	$-

Derivatives not Designated as Accounting Hedges

Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil and (4) the acquisition of ethanol for blending with refined products.

The table below summarizes open commodity derivative contracts as of December 31, 2012.

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	15,643
Exchange-traded	Short	(26,191)
Refined Products(a)
Exchange-traded	Long	2,720
Exchange-traded	Short	(3,429)

(a)	100 percent of these contracts expire in the first quarter of 2013.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(In millions)	Gain (Loss)
Income Statement Location	2012	2011	2010
Sales and other operating revenues	$8	$(34)	$(1)
Other income	-	1	6
Cost of revenues	65	182	(28)

Total	$73	$149	$(23)

20.	Debt

Our outstanding borrowings at December 31, 2012 and 2011 consisted of the following:

	December 31,
(In millions)	2012	2011
Marathon Petroleum Corporation:
Revolving credit agreement due 2017	$-	$-
3.500% senior notes due March 1, 2016	750	750
5.125% senior notes due March 1, 2021	1,000	1,000
6.500% senior notes due March 1, 2041	1,250	1,250
Consolidated subsidiaries:
Capital lease obligations due 2013-2027	355	299
MPLX Operations LLC revolving credit agreement due 2017	-	-
Trade receivables securitization facility due 2014	-	-

Total	3,355	3,299
Unamortized discount	(10)	(11)
Fair value adjustments (a)	16	19
Amounts due within one year	(19)	(15)

Total long-term debt due after one year	$3,342	$3,292

(a)	See Notes 18 and 19 for information on interest rate swaps.

The following table shows five years of scheduled debt payments.

(In millions)
2013	$19
2014	21
2015	23
2016	773
2017	25

There were no borrowings or letters of credit outstanding under the revolving credit agreements or the trade receivable securitization facility at December 31, 2012.

MPC Revolving Credit Agreement - On September 14, 2012, we entered into a five-year senior unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders and terminated our previous four-year revolving credit agreement. The Credit Agreement was amended on December 20, 2012, to increase the borrowing capacity by $500 million to a total of $2.5 billion. The commitment increase became effective on February 1, 2013 in conjunction with the acquisition described in Note 26. The Credit Agreement includes letter of credit issuing capacity of up to $2.0 billion and swingline loan capacity of up to $100 million. We may increase the borrowing capacity under the Credit Agreement by up to an additional $500 million, subject to certain conditions including the consent of the lenders whose commitments would be increased. In addition, we may request that the term of the Credit Agreement, which expires on September 14, 2017, be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date.

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

Borrowings of revolving loans under the Credit Agreement bear interest at either (i) the sum of the Adjusted LIBO Rate (as defined in the Credit Agreement) and a margin ranging between 1.00 percent to 2.00 percent, depending on our credit ratings, or (ii) the sum of the Alternate Base Rate (as defined in the Credit Agreement) and a margin ranging between zero percent to 1.00 percent, depending on our credit ratings. The Credit Agreement also provides for customary fees, including administrative agent fees, annual commitment fees ranging from 0.10 percent to 0.35 percent, depending on our credit ratings, on the unused portion, fees in respect to letters of credit and other fees.

During 2012, we expensed $1 million of the deferred financing costs from the previous revolving credit agreement related to lenders who discontinued participation in the revolving credit arrangement. The remaining $22 million of deferred financing costs from the previous revolving credit agreement are being amortized over the life of the new revolving credit agreement.

MPLX Operations LLC Revolving Credit Agreement - On September 14, 2012, MPLX Operations LLC, an affiliate of MPC and wholly-owned subsidiary of MPLX LP, as the borrower, and MPLX, as the parent guarantor, entered into a five-year senior unsecured revolving credit agreement (“MPLX Credit Agreement”) with a syndicate of lenders. The MPLX Credit Agreement became effective following MPLX’s initial public offering and has an initial borrowing capacity of $500 million. MPLX may increase the borrowing capacity under the MPLX Credit Agreement by up to an additional $300 million, subject to certain conditions, including the consent of the lenders whose commitments would be increased. The MPLX Credit Agreement includes letter of credit issuing capacity of up to $250 million and swingline loan capacity of up to $50 million. MPLX may, subject to certain conditions, request that the term of the MPLX Credit Agreement, which expires on October 31, 2017, be extended for up to two additional one-year periods. Each such extension would be subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, and the commitment of any lender that does not consent to an extension of the maturity date will be terminated on the then-effective maturity date.

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

Borrowings of revolving loans under the MPLX Credit Agreement bear interest at either (i) the sum of the Adjusted LIBO Rate (as defined in the MPLX Credit Agreement) and a margin ranging from 1.00 percent to 2.00 percent or (ii) the sum of the Alternate Base Rate (as defined in the MPLX Credit Agreement) and a margin ranging from zero percent to 1.00 percent. Prior to MPLX receiving a rating from Standard & Poor’s Rating Group or Moody’s Investor Service, Inc. for its Index Debt (as defined in the MPLX Credit Agreement), the margin that is added to the applicable interest rate is based on MPLX’s ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA for the prior four fiscal quarters. Once MPLX receives a rating, if ever, the margin added to the applicable interest rate will be based on MPLX’s credit ratings. The MPLX Credit Agreement also provides for customary fees, including administrative agent fees, commitment fees ranging from 0.10 percent to 0.35 percent of the unused portion, depending on MPLX’s ratio of Consolidated Total Debt as of the end of the fiscal quarter to Consolidated EBITDA for the prior four fiscal quarters prior to the rating date, or MPLX’s credit ratings subsequent to the rating date, fronting and issuance fees in respect to letters of credit and other fees.

21.	Supplemental Cash Flow Information

(In millions)	2012	2011	2010
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$67	$5	$-
Income taxes paid to taxing authorities (a)	1,211	617	11
Non-cash investing and financing activities:
Property, plant and equipment contributed by Marathon Oil	$-	$81	$-
Capital lease obligations increase	62	26	32
Preferred equity interest received in asset disposition (b)	-	-	80
Preferred equity interest received in contract settlement (b)	45	-	-
Preferred equity interest dividend received in-kind	1	-	-
Acquisition:
Intangible asset acquired	3	-	-
Liability assumed	2	-	-

(a)

U.S. federal and most state income taxes, if incurred, were paid by Marathon Oil for periods prior to the Spinoff. The amount for 2012 includes payments of $181 million for 2011 return period income taxes made to Marathon Oil under our tax sharing agreement, and in return we received an equal amount of minimum tax credits. See Note 25.

(b)	See Note 7.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(In millions)	2012	2011	2010
Additions to property, plant and equipment	$1,369	$1,185	$1,217
Acquisitions (a)	180	74	-
Increase (decrease) in capital accruals	(117)	53	(51)

Total capital expenditures	$1,432	$1,312	$1,166

(a)	Excludes inventory acquired and liability assumed in 2012.

The following is a reconciliation of contributions from (distributions to) Marathon Oil:

(In millions)	2012	2011	2010
Distributions to Marathon Oil per consolidated statements of cash flows	$-	$(783)	$(1,330)
Non-cash contributions from (distributions to) Marathon Oil	-	57	(118)

Distributions to Marathon Oil per consolidated statements of equity / net investment	$-	$(726)	$(1,448)

See Note 5 for information regarding non-cash contributions from (distributions to) Marathon Oil.

22.	Defined Benefit Pension and Other Postretirement Plans

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

On May 17, 2012, we communicated to our employees changes in the defined benefit pension plans for Speedway and the legacy portion of the Marathon Petroleum Retirement Plan effective January 1, 2013. Final average pensionable earnings used to calculate pension benefits under these plans have been fixed as of December 31, 2012. In addition, cap protection was added to limit potential annual lump sum distribution discount rate increases. These plan amendments resulted in an overall decrease in pension liabilities of approximately $537 million, with the offset primarily to other comprehensive income, which was recorded in 2012. The benefit of this liability reduction is being amortized into income through 2024.

We also have other postretirement benefits covering most employees. Health care benefits are provided through comprehensive hospital, surgical and major medical benefit provisions subject to various cost-sharing features. Retiree life insurance benefits are provided to a closed group of retirees. Other postretirement benefits are not funded in advance.

On August 20, 2012, we communicated, to our impacted Medicare eligible retirees, changes in the post-65 medical plan coverage of the Marathon Petroleum Health Plan and the Marathon Petroleum Retiree Health Plan. Effective January 1, 2013, these Medicare eligible participants receive a tax free contribution to a health reimbursement account, which replaces benefits provided under the previous plans. Increases are capped at four percent per year. This plan change resulted in a reduction in retiree medical liabilities of approximately $40 million. This was more than offset by an increase in retiree medical liabilities of approximately $57 million primarily due to a reduction in discount rates as of the remeasurement date. The overall net liability increase and the offset to other comprehensive income were recorded in 2012.

Obligations and funded status – The accumulated benefit obligation for all defined benefit pension plans was $2,035 million and $1,948 million as of December 31, 2012 and 2011.

The following summarizes our defined benefit pension plans that have accumulated benefit obligations in excess of plan assets.

	December 31,
(In millions)	2012	2011
Projected benefit obligations	$2,192	$2,685
Accumulated benefit obligations	2,035	1,948
Fair value of plan assets	1,478	1,423

The following summarizes the projected benefit obligations and funded status for our defined benefit pension and other postretirement plans:

	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligations at January 1	$2,685	$2,266	$551	$483
Service cost	66	65	20	19
Interest cost	94	110	24	27
Actuarial loss	117	384	53	39
Benefits paid	(233)	(178)	(17)	(17)
Liability gain due to curtailment	(17)	(4)	-	-
Other (a)	(520)	42	(40)	-

Benefit obligations at December 31	2,192	2,685	591	551

Change in plan assets:
Fair value of plan assets at January 1	1,423	1,233	-	-
Actual return on plan assets	157	50	-	-
Employer contributions	131	282	-	-
Other(a)	-	36	-	-
Benefits paid from plan assets	(233)	(178)	-	-

Fair value of plan assets at December 31	1,478	1,423	-	-

Funded status of plans at December 31	$(714)	$(1,262)	$(591)	$(551)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(18)	$(12)	$(21)	$(18)
Noncurrent liabilities	(696)	(1,250)	(570)	(533)

Accrued benefit cost	$(714)	$(1,262)	$(591)	$(551)

Pretax amounts recognized in accumulated other comprehensive loss: (b)
Net loss	$1,147	$1,319	$93	$42
Prior service cost (credit)	(460)	42	(38)	-

(a)	Includes adjustments related to plan amendments in 2012. Includes adjustments related to the Spinoff in 2011.
(b)

Amounts exclude those related to LOOP, an equity method investee with defined benefit pension and postretirement plans for which net losses of $16 million and $2 million were recorded in accumulated other comprehensive loss in 2012, reflecting our 51 percent share.

Components of net periodic benefit cost and other comprehensive loss – The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive loss for our defined benefit pension and other postretirement plans.

	Pension Benefits			Other Benefits
(In millions)	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$66	$65	$62	$20	$19	$14
Interest cost	94	110	105	24	27	24
Expected return on plan assets	(104)	(97)	(95)	-	-	-
Amortization – prior service cost (credit)	(18)	6	7	(2)	-	1
– actuarial loss (gain)	93	71	51	2	-	(2)
– net settlement/curtailment loss(a)	125	8	13	-	-	-

Net periodic benefit cost(b)	$256	$163	$143	$44	$46	$37

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (pretax):
Actuarial loss	$46	$427	$129	$53	$39	$61
Prior service credit(c)	(520)	-	-	(40)	-	-
Amortization of actuarial (loss) gain	(218)	(79)	(64)	(2)	-	2
Amortization of prior service cost (credit)	18	(6)	(7)	2	-	(1)
Other(d)	-	6	-	-	-	-

Total recognized in other comprehensive loss	$(674)	$348	$58	$13	$39	$62

Total recognized in net periodic benefit cost and other comprehensive loss	$(418)	$511	$201	$57	$85	$99

(a)	A curtailment gain was recorded in 2011 on the Speedway pension plan at the end of the transition services period related to the sale of most of our Minnesota Assets in 2010. See Note 7.
(b)	Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.
(c)	Includes adjustments due to changes made to the defined pension plans and the post-65 medical plan coverage effective January 1, 2013.
(d)	Includes adjustments related to the Spinoff.

Lump sum payments to employees retiring in 2012, 2011 and 2010 exceeded the plan’s total service and interest costs expected for those years. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, pension settlement expenses were recorded in 2012, 2011 and 2010 related to our cumulative lump sum payments made during those years.

The estimated net loss and prior service credit for our defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 are $89 million and $45 million. The 2013 net loss amortization is expected to be lower than the 2012 actual amortization primarily as a result of adjustments made to the net loss balance due to settlement accounting in 2012. The estimated net loss and prior service credit for our other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 is $4 million and $4 million.

Plan assumptions – The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2012, 2011 and 2010.

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.45%	4.30%	5.05%	4.05%	4.65%	5.55%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.06%	4.98%	5.23%	4.54%	5.55%	6.85%
Expected long-term return on plan assets	7.50%	8.50%	8.50%	-	-	-
Rate of compensation increase	5.00%	5.00%	4.50%	5.00%	5.00%	4.50%

Expected long-term return on plan assets

The overall expected long-term return on plan assets assumption is determined based on an asset rate-of-return modeling tool developed by a third-party investment group. The tool utilizes underlying assumptions based on actual returns by asset category and inflation and takes into account our asset allocation to derive an expected long-term rate of return on those assets. Capital market assumptions reflect the long-term capital market outlook. The assumptions for equity and fixed income investments are developed using a building-block approach, reflecting observable inflation information and interest rate information available in the fixed income markets. Long-term assumptions for other asset categories are based on historical results, current market characteristics and the professional judgment of our internal and external investment teams.

Assumed health care cost trend

The following summarizes the assumed health care cost trend rates.

	December 31,
	2012	2011	2010
Health care cost trend rate assumed for the following year:
Medical:
Pre-65	8.00%	7.50%	7.50%
Post-65(a)	N/A	7.00%	7.00%
Prescription drugs	7.00%	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate):
Medical:
Pre-65	5.00%	5.00%	5.00%
Post-65(a)	N/A	5.00%	5.00%
Prescription drugs	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical:
Pre-65	2020	2018	2018
Post-65(a)	N/A	2017	2017
Prescription drugs	2018	2018	2018

(a)

Effective 2013, as a result of changes in the post-65 medical plan coverage of the Marathon Petroleum Health Plan and the Marathon Petroleum Retiree Health Plan, increases are the lower of the trend rate or 4 percent.

Assumed health care cost trend rates have a significant effect on the amounts reported for defined benefit retiree health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
(In millions)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$6	$5
Effect on other postretirement benefit obligations	32	28

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

Historical performance and future expectations suggest that common stocks will provide higher total investment returns than fixed income securities over a long-term investment horizon. Short-term investments are utilized for pension payments, expenses and other liquidity needs. The plans’ targeted asset allocation is 75 percent equity securities and 25 percent fixed income securities; however, the asset allocation may be modified in the future as deemed appropriate by management.

The plans’ assets are managed by a third-party investment manager. The investment manager has limited discretion to move away from the target allocations based upon the manager’s judgment as to current confidence or concern regarding the capital markets. Investments are diversified by industry and type, limited by grade and maturity. Limited derivative investments are allowable subject to strict guidelines, such that derivatives may only be written against equity securities in the portfolio. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies.

Fair value measurements

Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset category at December 31, 2012 and 2011.

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

The following tables present the fair values of our defined benefit pension plans’ assets, by level within the fair value hierarchy, as of December 31, 2012 and 2011.

	December 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$107	$-	$-	$107
Equity securities:
Investment trusts	17	94	-	111
Exchange-traded funds	166	-	-	166
Private equity	-	-	56	56
Investment funds:
Pooled funds - equity(a)	-	709	-	709
Pooled funds - fixed income(b)	-	258	-	258
Real estate(c)	-	-	54	54
Other	-	-	17	17

Total investments, at fair value	$290	$1,061	$127	$1,478

	December 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$205	$-	$-	$205
Equity securities:
Investment trusts	15	81	-	96
Exchange-traded funds	14	-	-	14
Private equity	-	-	55	55
Investment funds:
Pooled funds - equity(a)	-	758	-	758
Pooled funds - fixed income(d)	-	229	-	229
Real estate(e)	-	-	49	49
Other	-	-	17	17

Total investments, at fair value	$234	$1,068	$121	$1,423

(a)

Includes approximately 70 percent of investments held in U.S. and non-U.S. publicly traded common stocks in the consumer staples, consumer discretionary, technology, health and energy sectors and the remaining 30 percent of investments held amongst various other sectors.

(b)

Includes approximately 90 percent of investments held in U.S. and non-U.S. publicly traded investment-grade government and corporate bonds which include treasuries, mortgage-backed securities and industrials, and the remaining 10 percent of investments held amongst various other sectors.

(c)

Includes investments diversified by property type and location. The largest property sector holdings, which represent approximately 70 percent of investments held, are office, hotel, residential and land with the greatest percentage of investments made in the U.S. and Asia, which includes the emerging markets of China and India.

(d)

Includes approximately 80 percent of investments held in U.S. and non-U.S. publicly traded investment-grade government and corporate bonds which include treasuries, mortgage-backed securities and industrials, and the remaining 20 percent of investments held amongst various other sectors.

(e)

Includes investments diversified by property type and location. The largest property sector holdings, which represent approximately 75 percent of investments held, are office, hotel, residential and land with the greatest percentage of investments made in the U.S. and Asia, which includes the emerging markets of China and India.

The following is a reconciliation of the beginning and ending balances recorded for plan assets classified as Level 3 in the fair value hierarchy:

	2012
(In millions)	Private Equity	Real Estate	Other	Total
Beginning balance	$55	$49	$17	$121
Actual return on plan assets	2	-	-	2
Purchases	12	10	-	22
Sales	(13)	(5)	-	(18)

Ending balance	$56	$54	$17	$127

	2011
(In millions)	Private Equity	Real Estate	Other	Total
Beginning balance	$46	$37	$17	$100
Actual return on plan assets	7	5	-	12
Purchases	10	12	-	22
Sales	(9)	(6)	-	(15)
Other	1	1	-	2

Ending balance	$55	$49	$17	$121

Cash Flows

Contributions to defined benefit plans – Our funding policy with respect to the pension plans is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional, discretionary, amounts from time to time as determined appropriate by management. We currently estimate that we will contribute approximately $160 million to the plans in 2013. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are estimated to be approximately $18 million and $21 million in 2013.

Estimated future benefit payments – The following gross benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated.

(In millions)	Pension Benefits	Other Benefits (a)
2013	$208	$21
2014	206	23
2015	201	26
2016	197	28
2017	195	30
2018 through 2022	871	179

(a)

Effective 2013, as a result of the PPACA, future Medicare reimbursements will no longer be tax deductible and must be used to reduce the costs of providing Medicare part D equivalent prescription drug benefits to retirees.

Contributions to defined contribution plans – We also contribute to several defined contribution plans for eligible employees. Contributions to these plans totaled $60 million, $60 million and $54 million in 2012, 2011 and 2010.

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

Our participation in this plan for 2012, 2011 and 2010 is outlined in the table below. The “EIN” column provides the Employee Identification Number for the plan. The most recent Pension Protection Act zone status available in 2012 and 2011 is for the plan’s year ended December 31, 2011 and December 31, 2010, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates a financial improvement plan or a rehabilitation plan has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. There have been no significant changes that affect the comparability of 2012, 2011 and 2010 contributions. Our portion of the contributions does not make up more than 5 percent of total contributions to the plan.

		Pension Protection		FIP/RP Status					Expiration Date of
		Act Zone Status		Pending/	MPC Contributions (In millions)			Surcharge	Collective - Bargaining
Pension Fund	EIN	2012	2011	Implemented	2012	2011	2010	Imposed	Agreement
Central States, Southeast and Southwest Areas Pension Plan (a)	36-6044243	Red	Red	Implemented	$4	$3	$3	No	January 31, 2014

(a)	This agreement has a minimum contribution requirement of $259 per week per employee for 2013. A total of 251 employees participated in the plan as of December 31, 2012.

Multiemployer Health and Welfare Plan

We contribute to one multiemployer health and welfare plan that covers both active employees and retirees. Through the health and welfare plan employees receive medical, dental, vision, prescription and disability coverage. Our contributions to this plan totaled $5 million, $4 million and $4 million for 2012, 2011 and 2010.

23.	Stock-Based Compensation Plans

Description of the Plans

Prior to the 2011 Spinoff, our employees participated in the Marathon Oil Corporation 2007 Incentive Compensation Plan (the “2007 Plan”) and the Marathon Oil Corporation 2003 Incentive Compensation Plan (the “2003 Plan”) and received Marathon Oil restricted stock awards and options to purchase shares of Marathon Oil common stock. Effective June 30, 2011, our employees and non-employee directors became eligible to receive equity awards under the Marathon Petroleum Corporation 2011 Second Amended and Restated Incentive Compensation Plan (the “MPC 2011 Plan”). Effective April 26, 2012, our employees and non-employee directors became eligible to receive equity awards under the Marathon Petroleum Corporation 2012 Incentive Compensation Plan (the “MPC 2012 Plan”).

The MPC 2012 Plan authorizes the Compensation Committee of our board of directors (the “Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards and performance awards to our employees, non-employee directors and other plan participants. Grants made during 2012 with a grant date prior to the effective date of the MPC 2012 Plan were made under the MPC 2011 Plan. Following the effective date of the MPC 2012 Plan, no new grants were allowed to be issued under the MPC 2011 Plan. Under the MPC 2012 Plan, no more than 25 million shares of our common stock may be delivered and no more than 10 million shares of our common stock may be the subject of awards that are not stock options or stock appreciation rights. In the sole discretion of the Committee, 10 million shares of our common stock may be granted as incentive stock options. Shares issued as a result of awards granted under these plans are funded through the issuance of new MPC common shares.

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

•

The adjustment to the Marathon Oil and MPC stock options, when combined, was intended to generally preserve the intrinsic value of each option grant and the ratio of the exercise price to the fair market value of Marathon Oil common stock on June 30, 2011.

•

Unvested restricted stock awards were replaced with adjusted, substitute awards for restricted shares or units, as applicable, of MPC common stock. The new awards of restricted stock were intended to generally preserve the intrinsic value of the award determined as of June 30, 2011.

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

Our wholly-owned subsidiary and the general partner of MPLX, MPLX GP LLC (“MXGP”), maintains a unit-based compensation plan for officers, directors and employees (including any other individual who may be considered an “employee” under a Registration Statement on Form S-8 or any successor form) of MXGP.

The MPLX 2012 Incentive Compensation Plan (“MPLX Plan”) permits various types of equity awards including but not limited to grants of restricted units, phantom units and performance units. Awards granted during 2012 under the MPLX Plan will be settled with MPLX units.

Stock-based awards under the Plans

We expense all share-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

Stock Options - We grant stock options to certain officer and non-officer employees and other plan participants. Stock options previously granted under the 2003 Plan and 2007 Plan remain held by employees, subject to the adjustment and substitution of awards described above. All of the stock options granted in 2012 fell under the MPC 2011 Plan. Stock options awarded under the MPC 2011 Plan and the MPC 2012 Plan represents the right to purchase shares of our common stock at its fair market value on the date of grant. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of three years. We use the Black Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.

Stock Appreciation Rights (“SARs”) – Prior to 2005, SARs were granted under the 2003 Plan. No SARs have been granted under the 2007 Plan, the MPC 2011 Plan or the MPC 2012 Plan. Similar to stock options, SARs represent the right to receive a payment equal to the excess of the fair market value of shares of MPC or Marathon Oil common stock (in accordance with the adjustment and substitution of awards described above) on the date the right is exercised over the grant price. SARs have a maximum term of ten years from the date they are granted and generally vest over a requisite service period of three or four years. We use the Black Scholes option-pricing model to estimate the fair value of SARs granted, which requires the input of subjective assumptions.

Restricted Stock and Restricted Stock Units – We grant restricted stock and restricted stock units to employees, non-employee directors and other plan participants. Restricted stock and restricted stock units previously granted under the 2003 Plan and the 2007 Plan remain held by employees and non-employee directors, subject to the adjustment and substitution of awards described above. In general, restricted stock and restricted stock units granted to employees vest over a requisite service period of three years. Restricted stock and restricted stock unit awards granted in 2012 to officers are subject to an additional one year holding period after the completion of the three year requisite service period. Prior to vesting, all 2011 restricted stock recipients have the right to vote such stock and receive dividends at the same time regular shareholders are paid. The 2012 restricted stock recipients have the right to vote such stock; however, accrued dividends will only be paid upon vesting. Restricted stock units granted to non-employee directors are considered to vest immediately at the time of the grant, as they are non-forfeitable, but are not issued until the director’s departure from the board of directors. All restricted stock unit recipients do not have the right to vote such stock and receive dividend equivalents. The non-vested shares are not transferable and are held by our transfer agent. The fair values of restricted stock are based on the fair value of our common stock on the grant date.

Performance Units – We grant performance unit awards to certain officer employees. Current performance unit awards vest over a requisite service period of 18, 30 or 36 months. Performance units issued prior to 2012 are paid in cash at the end of the period at an amount per unit determined based on the total shareholder return of MPC common stock compared to the total shareholder return of selected peer companies’ stock over the vesting period. Performance units issued in 2012, under the MPC 2011 Plan, have a per unit payout determined based on the total shareholder return of MPC common stock compared to the total shareholder return of a selected combination of peer companies and index fund shareholder return over an average of four periods during the 36 month requisite service period. These performance units are designed to pay out 75 percent in cash and 25 percent in MPC common stock. The performance units paying out in cash are accounted for as liability awards and are recorded at fair value. The performance units settling in shares are accounted for as equity awards and have a grant date fair value of $1.09 per unit, as calculated using a Monte Carlo valuation model.

Total Stock-Based Compensation Expense

Total employee stock-based compensation expense was $35 million, $28 million and $16 million in 2012, 2011 and 2010, while the total related income tax benefits were $13 million, $11 million and $6 million, respectively. In 2012 and in 2011 for the period subsequent to the Spinoff, cash received by MPC upon exercise of stock option awards was $108 million and $1 million. In 2011 for periods prior to the Spinoff and 2010, cash received by Marathon Oil upon exercise of stock option awards by MPC employees was $17 million and $5 million. In 2012 and in 2011 for the period subsequent to the Spinoff, tax benefits realized by MPC for deductions for stock awards exercised were $16 million and less than $1 million. In 2011 for periods prior to the Spinoff and 2010, tax benefits realized by Marathon Oil for deductions for stock awards exercised by MPC employees were $7 million and $1 million.

Stock Option Awards

The Black Scholes option-pricing model values used to value stock option awards granted during 2012, 2011 and 2010 were determined based on the following weighted average assumptions (information for periods prior to the Spinoff was based on stock option awards for Marathon Oil common stock):

	2012	2011 subsequent to Spinoff	2011 prior to Spinoff	2010
Weighted average exercise price per share	$42.02	$36.18	$51.93	$30.12
Expected annual dividends per share	$1.00	$0.95	$1.00	$0.97
Expected life in years	5.8	5.8	5.3	5.1
Expected volatility	47%	48%	40%	41%
Risk-free interest rate	1.1%	1.4%	2.0%	2.2%
Weighted average grant date fair value of stock option awards granted	$14.45	$13.08	$16.73	$8.72

The expected life of stock options granted is based on historical data and represents the period of time that options granted are expected to be held prior to exercise. The assumption for expected volatility of our stock price reflects a weighting of 25 percent of our common stock implied volatility and 75 percent of the historical volatility for a selected group of peer companies. Expected annual dividends per share is estimated using the most recent dividend payment per share as of the grant date. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following is a summary of our common stock option activity in 2012:

	Number of of Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2011	9,372,370	$33.08
Granted	766,543	42.04
Exercised	(3,843,544)	29.71
Forfeited, canceled or expired	(123,175)	38.88

Outstanding at December 31, 2012	6,172,194	36.17

Vested and expected to vest at December 31, 2012	6,137,435	36.14	6.6	$165
Exercisable at December 31, 2012	3,648,382	34.48	5.4	104

(a)	Includes an immaterial number of stock appreciation rights.

The intrinsic value of options exercised by MPC employees during 2012 and in 2011 for periods subsequent to the Spinoff was $37 million and $1 million. The intrinsic value of options to purchase Marathon Oil common stock exercised by MPC employees under the 2007 Plan and 2003 Plan during 2011 for periods prior to the Spinoff and 2010 was $18 million and $2 million.

As of December 31, 2012, unrecognized compensation cost related to stock option awards was $12 million, which is expected to be recognized over a weighted average period of 0.9 years.

Restricted Stock Awards

The following is a summary of restricted stock award activity of our common stock in 2012:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	348,691	$34.36	319,944	$29.43
Granted	416,495	43.11	39,462	44.38
RS’s Vested/RSU’s Issued	(115,441)	29.63	(179)	34.02
Forfeited	(11,672)	39.54	(116)	43.44

Outstanding at December 31, 2012	638,073	40.83	359,111	31.07

Of the 359,111 restricted units outstanding, 357,990 are vested and have a weighted average grant date fair value of $31.04. These vested but unissued units are held by our non-employee directors, are non-forfeitable and are issuable upon the director’s departure from our board of directors.

The following is a summary of the values related to restricted stock and restricted stock unit awards held by MPC employees and non-employee directors (information for periods prior to the Spinoff is for restricted stock and restricted stock unit awards of Marathon Oil common stock):

	Restricted Stock		Restricted Stock Units
	Intrinsic Value of Awards Vesting During the Period (In millions)	Weighted Average Grant Date Fair Value of Awards Granted During the Period	Intrinsic Value of Awards Issued During the Period (In millions)	Weighted Average Grant Date Fair Value of Awards Granted During the Period
2012	$5	$43.11	$-	$44.38
2011 - Subsequent to the Spinoff	1	41.54	-	33.78
2011 - Prior to the Spinoff	3	48.53	-	45.22
2010	3	30.55	-	32.18

As of December 31, 2012, unrecognized compensation cost related to restricted stock awards was $18 million, which is expected to be recognized over a weighted average period of 1.1 years. There was no material unrecognized compensation cost related to restricted stock unit awards.

Performance Unit Awards

The following table presents a summary of the 2012 activity for performance unit awards to be settled in shares:

Number of Units
Outstanding at December 31, 2011	-
Granted	2,040,000
Settled	-
Canceled	-

Outstanding at December 31, 2012	2,040,000

24.	Leases

We lease a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, storage facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. Future minimum commitments as of December 31, 2012, for capital lease obligations and for operating lease obligations having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Lease Obligations	Operating Lease Obligations
2013	$44	$151
2014	44	137
2015	45	117
2016	44	80
2017	43	49
Later years	326	78

Total minimum lease payments	546	$612

Less imputed interest costs	(191)

Present value of net minimum lease payments	$355

Operating lease rental expense was:

(In millions)	2012	2011	2010
Minimum rental	$139	$123	$135
Contingent rental	-	1	1

Rental expense	$139	$124	$136

25.	Commitments and Contingencies

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. For matters for which we have not recorded an accrued liability, we are unable to estimate a range of possible loss because the issues involved have not been fully developed through pleadings and discovery. However, the ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.

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

At December 31, 2012 and 2011, accrued liabilities for remediation totaled $123 million and $117 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, was $51 million at both December 31, 2012 and December 31, 2011.

We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Lawsuits – In May 2007, the Kentucky attorney general filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleges that we overcharged customers by $89 million during September and October 2005. The complaint seeks disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. We are vigorously defending this litigation. We believe that this is the first lawsuit for damages and injunctive relief under the Kentucky emergency pricing laws to progress this far and it contains many novel issues. In May 2011, the Kentucky attorney general amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky governor on April 26, 2011 and which have since expired. The court denied the attorney general’s request for immediate injunctive relief, and the remainder of the 2011 claims likely will be resolved along with those dating from 2005. If the lawsuit is resolved unfavorably in its entirety, it could materially impact our consolidated results of operations, financial position or cash flows. However, management does not believe the ultimate resolution of this litigation will have a material adverse effect.

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

Guarantees related to indebtedness of equity method investees – We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC. Both LOOP and LOCAP LLC have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of December 31, 2012.

We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $47 million as of December 31, 2012.

We hold an interest in a ethanol production facility through our investment in TAME, and have guaranteed the repayment of TAME’s tax exempt bond financing through our participation as a lender in the credit agreement under which a letter of credit has been issued to secure repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at December 31, 2012.

Marathon Oil indemnifications – In conjunction with the Spinoff, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $7 million as of December 31, 2012, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the RM&T Business operations prior to the Spinoff which are not already reflected in the unrecognized tax benefits described in Note 13, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect the Spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees – We have entered into other guarantees with maximum potential undiscounted payments totaling $116 million as of December 31, 2012, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, an indemnity to the co-lenders associated with an equity method investee’s credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.

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

Contractual commitments – At December 31, 2012 and 2011, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.4 billion and $347 million. The contractual commitments at December 31, 2012 include the February 2013 acquisition of a refinery and related logistics and marketing assets. See Note 26.

26.	Subsequent Event

Acquisition of Refinery and Related Logistics and Marketing Assets

On February 1, 2013, we acquired from BP Products North America Inc. and BP Pipelines (North America) Inc. (collectively, “BP”) the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, an allocation of BP’s Colonial Pipeline Company shipper history, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites and a 1,040 megawatt electric cogeneration facility. The base purchase price was approximately $598 million plus inventories valued at approximately $900 million. Pursuant to the purchase and sale agreement, we may also be required to pay to BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. These assets complement our current geographic footprint and align with our strategic initiative of growing in existing and contiguous markets to enhance our portfolio. The transaction was funded with cash on hand.

A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed is pending the completion of an independent appraisal and other evaluations.

Selected Quarterly Financial Data (Unaudited)

	2012				2011
(In millions, except per share data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$20,265	$20,243	$21,049	$20,686	$17,842	$20,760	$20,616	$19,420
Income (loss) from operations	956	1,307	1,895	1,189	819	1,325	1,759	(158)
Net income (loss)	596	814	1,224	759	529	802	1,133	(75)
Net income (loss) attributable to MPC	596	814	1,224	755	529	802	1,133	(75)

Net income (loss) attributable to MPC per share:(a)
Basic	$1.71	$2.39	$3.61	$2.26	$1.49	$2.25	$3.18	$(0.21)
Diluted	1.70	2.38	3.59	2.24	1.48	2.24	3.16	(0.21)
Dividends paid per share	0.25	0.25	0.35	0.35	-	-	0.20	0.25

(a)

For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we assumed the shares distributed to Marathon Oil stockholders in conjunction with the Spinoff were outstanding as of the beginning of each period prior to the Spinoff.

Supplementary Statistics (Unaudited)

(In millions)	2012	2011	2010

Income from Operations by segment
Refining & Marketing	$5,098	$3,591	$800
Speedway	310	271	293
Pipeline Transportation(a)	216	199	183
Items not allocated to segments:
Corporate and other unallocated items(a)	(336)	(316)	(236)
Minnesota Assets sale settlement gain	183	-	-
Pension settlement expenses(a)	(124)	-	-
Impairment	-	-	(29)

Income from operations	$5,347	$3,745	$1,011

Capital Expenditures and Investments(b)
Refining & Marketing	$705	$900	$961
Speedway(c)	340	164	84
Pipeline Transportation	211	121	24
Corporate and Other(d)	204	138	104

Total	$1,460	$1,323	$1,173

(a)

Included in the Pipeline Transportation segment are $4 million of corporate overhead costs and pension settlement expenses attributable to MPLX subsequent to MPLX’s October 31, 2012 initial public offering, which were included in items not allocated to segments prior to MPLX’s initial public offering. These expenses are not currently allocated to other segments.

(b)	Capital expenditures include changes in capital accruals.

(c)	Includes acquisitions of 97 convenience stores in 2012 and 23 convenience stores in 2011.

(d)	Includes capitalized interest of $101 million, $114 million and $103 million for 2012, 2011 and 2010.

Supplementary Statistics (Unaudited)

	2012	2011	2010
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)	1,618	1,599	1,585
Refining & Marketing Operating Statistics
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,195	1,177	1,173
Other charge and blendstocks	168	181	162

Total	1,363	1,358	1,335

Crude Oil Capacity Utilization percent(b)	100	103	99
Refined Product Yields (thousands of barrels per day):
Gasoline	738	739	726
Distillates	433	433	409
Propane	26	25	24
Feedstocks and special products	109	109	97
Heavy fuel oil	18	21	24
Asphalt	62	56	76

Total	1,386	1,383	1,356

Refining & Marketing Refined Product Sales Volume (thousands of barrels per day)(c)	1,599	1,581	1,573
Refining & Marketing Gross Margin (dollars per barrel)(d)	$10.45	$7.75	$2.81
Direct Operating Costs in Refining & Marketing Gross Margin (dollars per barrel):(e)
Planned turnaround and major maintenance	$1.00	$0.78	$1.19
Depreciation and amortization	1.44	1.29	1.32
Other manufacturing(f)	3.15	3.16	3.32

Total	$5.59	$5.23	$5.83

Speedway Operating Statistics
Convenience stores at period-end	1,464	1,371	1,358
Gasoline & distillates sales (millions of gallons)	3,027	2,938	3,300
Gasoline & distillates gross margin (dollars per gallon)(g)	$0.1318	$0.1308	$0.1207
Merchandise sales (in millions)	$3,058	$2,924	$3,195
Merchandise gross margin (in millions)	$795	$719	$789
Same store gasoline sales volume (period over period)	-0.8%	-1.7%	3.0%
Same store merchandise sales (period over period)	0.9%	1.1%	4.4%
Same store merchandise sales excluding cigarettes (period over period)	7.0%	6.7%	6.2%
Pipeline Transportation Operating Statistics
Pipeline throughput (thousands of barrels per day)(h):
Crude oil pipelines	1,190	1,184	1,204
Refined products pipelines	980	1,031	968

Total	2,170	2,215	2,172

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.
(b)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.
(c)	Includes intersegment sales.
(d)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined product sales volume.

(e)	Per barrel of total refinery throughputs.
(f)	Includes utilities, labor, routine maintenance and other operating costs.
(g)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillates sales volume.
(h)	On owned common-carrier pipelines, excluding equity method investments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K.

Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting

See Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control over Financial Reporting and – Report of Independent Registered Public Accounting Firm, which reports are incorporated herein by reference. During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors required by this item is incorporated by reference to the material appearing under the sub-heading “Proposal No. 1 - Election of Class II Directors” located under the heading “Proposals of the Board” in our Proxy Statement for the 2013 Annual Meeting of Shareholders. Information concerning our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.

Our Board of Directors has established the Audit Committee and determined our “Audit Committee Financial Experts.” The related information required by this item is incorporated by reference to the material appearing under the sub-heading “Audit Committee Financial Expert” located under the heading “The Board of Directors and Corporate Governance” in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

We have adopted a Code of Ethics for Senior Financial Officers. It is available on our website at http://ir.marathonpetroluem .com by selecting “Corporate Governance” and clicking on “Code of Ethics for Senior Financial Officers.”

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the material appearing under the heading “Executive Compensation;” under the sub-headings “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” under the heading “The Board of Directors and Corporate Governance;” under the heading “Compensation of Directors;” and under the heading “Compensation Committee Report” in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to shares of our common stock that may be issued under the MPC 2011 Plan and the MPC 2012 Plan:

	Column (a)		Column (b)	Column (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	6,568,196	(a)	$36.17	24,975,445	(c)
Equity compensation plan not approved by stockholders	-		-	-

Total	6,568,196		N/A	24,975,445

(a)	Includes the following:
1)	6,048,973 stock options granted pursuant to the MPC 2011 Plan and not forfeited, cancelled or expired as of December 31, 2012.
2)

95,350 as the net number of shares that could be issued pursuant to the exercise of stock appreciation rights not forfeited, cancelled or expired as of December 31, 2012 based on the closing price of our common stock on December 31, 2012 of $63.00 per share. Shares available for issuance under the MPC 2011 Plan are reduced by the full number of stock appreciation rights exercised, even though the net number of shares issued may be less. The full number of stock appreciation rights granted pursuant to the MPC 2011 Plan and not forfeited, cancelled or expired as of December 31, 2012 is 123,221.

3)	359,111 restricted stock units granted pursuant to the MPC 2011 Plan and the MPC 2012 Plan for shares unissued and not forfeited, cancelled or expired as of December 31, 2012.
4)

64,762 shares as the maximum potential number of shares that could be issued in settlement of performance units outstanding as of December 31, 2012 pursuant to the MPC 2011 Plan based on the closing price of our common stock on December 31, 2012 of $63.00 per share. The number of shares reported in column (a) for this award vehicle may overstate dilution. See Note 23 for more information on performance unit awards granted under the MPC 2011 Plan.

In addition to the awards reported above, 638,073 shares of restricted stock were issued pursuant to the MPC 2011 Plan and the MPC 2012 Plan and were outstanding as of December 31, 2012.

(b)	Restricted stock, restricted stock units and performance units are not taken into account in the weighted-average exercise price as such awards have no exercise price.
(c)

Reflects the shares available for issuance pursuant to the MPC 2011 Plan and the MPC 2012 Plan. No more that 9,975,445 of these shares may be issued for awards other than stock options or stock appreciation rights. In addition, shares related to grants made pursuant to the MPC 2012 Plan that are forfeited, cancelled or expire unexercised become immediately available for issuance under the MPC 2012 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Person Transactions,” and under the sub-heading “Board and Committee Independence” under the heading “The Board of Directors and Corporate Governance” in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the material appearing under the heading “Independent Registered Public Accounting Firm’s Fees, Services and Independence” in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

3.	Exhibits:

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1 †	Separation and Distribution Agreement, dated as of May 25, 2011, among Marathon Oil Corporation, Marathon Oil Company and Marathon Petroleum Corporation	10	2.1	5/26/2011	001-35054

2.2 †	Purchase and Sale Agreement, dated as of October 7, 2012, by and among BP Products North America Inc. and BP Pipelines (North America) Inc., as the Sellers and Marathon Petroleum Company LP, as the Buyer	8-K	2.1	10/9/2012	001-35054

3	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054

3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	10-Q	3.2	8/8/2012	001-35054

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Indenture dated as of February 1, 2011 between Marathon Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	10	4.1	5/26/2011	001-35054
4.2	Form of the terms of the 3 1/2% Senior Notes due 2016, 5 1/8% Senior Notes due 2021 and 6 1/2% Senior Notes due 2041 of Marathon Petroleum Corporation	10	4.2	5/26/2011	001-35054
4.3	Form of 3 1/2% Senior Notes due 2016, 5 1/8% Senior Notes due 2021 and 6 1/2% Senior Notes due 2041 of Marathon Petroleum Corporation (included in Exhibit 4.2 above)	10	4.3	5/26/2011	001-35054
4.4	Registration Rights Agreement among Marathon Petroleum Corporation, Marathon Oil Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities LLC	10	4.4	5/26/2011	001-35054

10	Material Contracts

10.1	Tax Sharing Agreement dated as of May 25, 2011 by and among Marathon Oil Corporation, Marathon Petroleum Corporation and MPC Investment LLC	10	10.1	5/26/2011	001-35054
10.2	Employee Matters Agreement dated as of May 25, 2011 by and between Marathon Oil Corporation and Marathon Petroleum Corporation	10	10.2	5/26/2011	001-35054
10.3	Amendment to Employee Matters Agreement, dated as of June 30, 2011 by and between Marathon Oil Corporation and Marathon Petroleum Corporation	8-K	10.1	7/1/2011	001-35054

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.

10.4	Amended and Restated Receivables Purchase Agreement, dated as of October 1, 2011, by and among Marathon Petroleum Company LP, MPC Trade Receivables Company LLC, JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities LLC, as Sole Lead Arranger, certain committed purchasers and conduit purchasers that are parties thereto from time to time and other parties thereto from time to time	8-K	10.1	10/6/2011	001-35054
10.5	Amended and Restated Receivables Sale Agreement, dated as of October 1, 2011, by and between Marathon Petroleum Company LP and MPC Trade Receivables Company LLC	8-K	10.2	10/6/2011	001-35054
10.6	Revolving Credit Agreement, dated as of September 14, 2012, by and among MPC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., RBS Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, Citigroup Global Markets Inc., as syndication agent, each of Bank of America, N.A., Morgan Stanley Senior Funding, Inc., The Royal Bank of Scotland PLC and USB AG, Stamford Branch, as documentation agents, and several other commercial lending institutions that are parties thereto.	8-K	10.1	9/20/2012	001-35054
10.7	First Amendment, dated December 20, 2012, to the Revolving Credit Agreement, dated as of September 14, 2012, by and among MPC, as borrower, the commercial financial institutions that are lending parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.1	12/20/2012	001-35054
10.8	Revolving Credit Agreement, dated as of September 14, 2012, by and among MPLX Operations LLC, as borrower, MPLX LP, as parent guarantor, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., RBS Securities Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, National Association, as syndication agent, each of Bank of America, N.A., Morgan Stanley Senior Funding, Inc., The Royal Bank of Scotland PLC and USB AG, Stamford Branch, as co-documentation agents, and several other commercial lending institutions that are parties thereto.	8-K	10.2	9/20/2012	001-35054
10.9	Contribution, Conveyance and Assumption Agreement, dated as of October 31, 2012, among MPLX LP, MPLX GP LLC, MPLX Operations LLC, MPC Investment LLC, MPLX Logistics Holdings LLC, Marathon Pipe Line LLC, MPL Investment LLC, MPLX Pipe Line Holdings LP and Ohio River Pipe Line LLC.	8-K	10.1	11/6/2012	001-35054
10.1	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC.	8-K	10.2	11/6/2012	001-35054
10.11 *	Marathon Petroleum Corporation Second Amended and Restated 2011 Incentive Compensation Plan	S-3	4.3	12/7/2011	333-175286
10.12 *	Marathon Petroleum Corporation Policy for Recoupment of Annual Cash Bonus Amounts	10-K	10.1	2/29/2012	001-35054
10.13 *	Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors					X
10.14 *	Marathon Petroleum Excess Benefit Plan	10-K	10.12	2/29/2012	001-35054
10.15 *	Marathon Petroleum Amended and Restated Deferred Compensation Plan	10-K	10.13	2/29/2012	001-35054
10.16 *	Marathon Petroleum Corporation Executive Tax, Estate, and Financial Planning Program	10-K	10.14	2/29/2012	001-35054

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.

10.17 *	Speedway Excess Benefit Plan	10-K	10.15	2/29/2012	001-35054
10.18 *	Speedway Deferred Compensation Plan	10-K	10.16	2/29/2012	001-35054
10.19 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan – Section 16 Officer Restricted Stock Award Agreement (3 year pro rata vesting)	8-K	10.4	7/7/2011	001-35054
10.20 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan – Section 16 Officer Restricted Stock Award Agreement (3 year cliff vesting)	8-K	10.5	7/7/2011	001-35054
10.21 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan Nonqualified Stock Option Award Agreement – Section 16 Officer	8-K	10.6	7/7/2011	001-35054
10.22 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Award Agreement – Section 16 Officer	8-K	10.1	12/7/2011	001-35054
10.23 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Nonqualified Stock Option Award Agreement – Section 16 Officer	8-K	10.2	12/7/2011	001-35054
10.24 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Unit Award Agreement – Non-Employee Director	10-K	10.22	2/29/2012	001-35054
10.25 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan – Performance Unit Award Agreement	10-K	10.23	2/29/2012	001-35054
10.26 *	Marathon Petroleum Corporation Amended and Restated Executive Change in Control Severance Benefits Plan					X
10.27 * `	Form of Marathon Petroleum Corporation Performance Unit Award Agreement – 2012-2014 Performance Cycle	10-Q	10.3	5/9/2012	001-35054
10.28 *	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement – Officer	10-Q	10.4	5/9/2012	001-35054
10.29 *	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement – Officer	10-Q	10.5	5/9/2012	001-35054
10.30 *	Marathon Petroleum Corporation 2012 Incentive Compensation Plan	S-8	4.3	4/27/2012	333-181007
10.31 *	Amended and Restated Marathon Petroleum Annual Cash Bonus Program	10-Q	10.1	11/9/2012	001-35054
10.32 *	MPC Non-Employee Director Phantom Unit Award Policy					X
12.1	Computation of Ratio of Earnings to Fixed Charges					X
14.1	Code of Ethics for Senior Financial Officers	10-K	14.1	2/29/2012	001-35054
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of directors and officers of Marathon Petroleum Corporation					X
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X

101.INS +	XBRL Instance Document.						X
101.SCH +	XBRL Taxonomy Extension Schema.						X
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase.						X
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase.						X
101.DEF +	XBRL Taxonomy Extension Definition Linkbase.						X
101.LAB +	XBRL Taxonomy Extension Label Linkbase.						X

†	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

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

February 28, 2013	MARATHON PETROLEUM CORPORATION

By: /s/ Michael G. Braddock

Michael G. Braddock Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 28, 2013 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Gary R. Heminger Gary R. Heminger	President and Chief Executive Officer and Director (Principal Executive Officer)

* Donald C. Templin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael G. Braddock Michael G. Braddock	Vice President and Controller (Principal Accounting Officer)

* Evan Bayh	Director

* David A. Daberko	Director

* William L. Davis	Director

* Donna A. James	Director

* Charles R. Lee	Director

* Seth E. Schofield	Director

John W. Snow	Director

* John P. Surma	Director

* Thomas J. Usher	Chairman of the Board and Director

* The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the registrant, which is being filed herewith on behalf of such directors and officers.

By: /s/ Gary R. Heminger	February 28, 2013

Gary R. Heminger Attorney-in-Fact