Form 10-Q
period 2013-03-31
Marathon Petroleum Corp
filed 2013-05-09
CIK 1510295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

There were 324,787,372 shares of Marathon Petroleum Corporation common stock outstanding as of April 30, 2013.

MARATHON PETROLEUM CORPORATION

Form 10-Q

Quarter Ended March 31, 2013

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Part I—Financial Information

Item 1. Financial Statements

Marathon Petroleum Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2013	2012
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$23,328	$20,264
Sales to related parties	2	1
Income from equity method investments	—	2
Net gain on disposal of assets	1	2
Other income	14	6

Total revenues and other income	23,345	20,275

Costs and expenses:
Cost of revenues (excludes items below)	20,034	17,321
Purchases from related parties	72	63
Consumer excise taxes	1,458	1,380
Depreciation and amortization	287	230
Selling, general and administrative expenses	249	251
Other taxes	89	74

Total costs and expenses	22,189	19,319

Income from operations	1,156	956
Net interest and other financial income (costs)	(48)	(22)

Income before income taxes	1,108	934
Provision for income taxes	378	338

Net income	730	596
Less net income attributable to noncontrolling interests	5	—

Net income attributable to MPC	$725	$596

Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$2.19	$1.71
Weighted average shares outstanding	331	348
Diluted:
Net income attributable to MPC per share	$2.17	$1.70
Weighted average shares outstanding	333	350
Dividends paid	$0.35	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Net income	$730	$596
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $54 and $8	90	16
Prior service costs, net of tax of ($5) and $1	(8)	1

Other comprehensive income	82	17

Comprehensive income	812	613
Less comprehensive income attributable to noncontrolling interests	5	—

Comprehensive income attributable to MPC	$807	$613

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$4,737	$4,860
Receivables, less allowance for doubtful accounts of $9 and $10	5,509	4,610
Inventories	4,879	3,449
Other current assets	172	110

Total current assets	15,297	13,029
Equity method investments	327	321
Property, plant and equipment, net	13,850	12,643
Goodwill	930	930
Other noncurrent assets	369	300

Total assets	$30,773	$27,223

Liabilities
Current liabilities:
Accounts payable	$8,872	$6,785
Payroll and benefits payable	316	364
Consumer excise taxes payable	401	325
Accrued taxes	965	598
Long-term debt due within one year	22	19
Other current liabilities	152	112

Total current liabilities	10,728	8,203
Long-term debt	3,394	3,342
Deferred income taxes	2,094	2,050
Defined benefit postretirement plan obligations	1,214	1,266
Deferred credits and other liabilities	931	257

Total liabilities	18,361	15,118

Commitments and contingencies (see Note 22)

Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued—361 million and 361 million shares (par value $0.01 per share, 1 billion shares authorized)	4	4
Held in treasury, at cost—34 million and 28 million shares	(1,787)	(1,253)
Additional paid-in capital	9,676	9,527
Retained earnings	4,489	3,880
Accumulated other comprehensive loss	(382)	(464)

Total MPC stockholders’ equity	12,000	11,694
Noncontrolling interests	412	411

Total equity	12,412	12,105

Total liabilities and equity	$30,773	$27,223

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$730	$596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287	230
Pension and other postretirement benefits, net	28	52
Deferred income taxes	6	192
Net gain on disposal of assets	(1)	(2)
Equity method investments, net	4	6
Changes in the fair value of derivative instruments	(57)	9
Changes in:
Current receivables	(884)	(406)
Inventories	(517)	(32)
Current accounts payable and accrued liabilities	2,491	(332)
All other, net	(8)	34

Net cash provided by operating activities	2,079	347

Investing activities:
Additions to property, plant and equipment	(195)	(309)
Acquisitions	(1,493)	—
Disposal of assets	3	2
Investments—loans and advances	(21)	(7)
—redemptions and repayments	11	—
All other, net	13	3

Net cash used in investing activities	(1,682)	(311)

Financing activities:
Long-term debt—repayments	(5)	(3)
Debt issuance costs	(2)	—
Issuance of common stock	28	27
Common stock repurchased	(431)	(850)
Dividends paid	(116)	(87)
Distribution to noncontrolling interests	(4)	—
All other, net	10	3

Net cash used in financing activities	(520)	(910)

Net decrease in cash and cash equivalents	(123)	(874)
Cash and cash equivalents at beginning of period	4,860	3,079

Cash and cash equivalents at end of period	$4,737	$2,205

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Equity (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2011	$4	$—	$9,482	$898	$(879)	$—	$9,505
Net income	—	—	—	596	—	—	596
Dividends paid	—	—	—	(87)	—	—	(87)
Other comprehensive income	—	—	—	—	17	—	17
Shares repurchased	—	(742)	(108)	—	—	—	(850)
Shares issued (returned)—stock based compensation	—	(1)	34	—	—	—	33
Stock-based compensation	—	—	11	—	—	—	11
Other	—	—	(9)	—	—	—	(9)

Balance as of March 31, 2012	$4	$(743)	$9,410	$1,407	$(862)	$—	$9,216

Balance as of December 31, 2012	$4	$(1,253)	$9,527	$3,880	$(464)	$411	$12,105
Net income	—	—	—	725	—	5	730
Dividends paid	—	—	—	(116)	—	—	(116)
Distribution to noncontrolling interests	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	82	—	82
Shares repurchased	—	(531)	100	—	—	—	(431)
Shares issued (returned)—stock based compensation	—	(3)	27	—	—	—	24
Stock-based compensation	—	—	22	—	—	—	22

Balance as of March 31, 2013	$4	$(1,787)	$9,676	$4,489	$(382)	$412	$12,412

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2011	357	—
Shares repurchased	—	(18)
Shares issued—stock-based compensation	1	—

Balance as of March 31, 2012	358	(18)

Balance as of December 31, 2012	361	(28)
Shares repurchased	—	(6)

Balance as of March 31, 2013	361	(34)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Description of the Business and Basis of Presentation

Description of the Business—As used in this report, the terms “MPC,” “we,” “us,” “the Company” or “our” may refer to Marathon Petroleum Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole.

Our business consists of refining and marketing, retail marketing and pipeline transportation operations conducted primarily in the Midwest, Gulf Coast and Southeast regions of the United States, through subsidiaries, including Marathon Petroleum Company LP, Speedway LLC and MPLX LP and its subsidiaries (“MPLX”).

See Note 9 for additional information about our operations.

Basis of Presentation—All significant intercompany transactions and accounts have been eliminated.

These interim consolidated financial statements are unaudited; however, in the opinion of our management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules of the Securities and Exchange Commission applicable to interim period financial statements and do not include all of the information and disclosures required by United States generally accepted accounting principles (“US GAAP”) for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

In the fourth quarter of 2012, we reclassified certain expenses from selling, general and administrative expenses to cost of revenues, which is consistent with expense classifications for MPLX, MPC’s consolidated subsidiary. Historical periods were also reclassified to conform to the current period presentation. This reclassification resulted in an increase in cost of revenues and a decrease in selling, general and administrative expenses of $12 million in the three months ended March 31, 2012.

2. Accounting Standards

Recently Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. If the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For other amounts not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The accounting standards update was to be applied prospectively for interim and annual periods beginning with the first quarter of 2013. The adoption of this accounting standards update in the first quarter of 2013 did not have an impact on our consolidated results of operations, financial position or cash flows. The new required disclosures are included in Note 19.

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, through the qualitative assessment, an entity determines that it is more likely than not that the intangible asset is impaired, the quantitative impairment test must then be performed. The accounting standards update was effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of this accounting standards update in the first quarter of 2013 did not have an impact on our consolidated results of operations, financial position or cash flows. We perform the annual intangible asset impairment testing in the fourth quarter.

In December 2011, the FASB issued an accounting standards update which was amended in January 2013 that requires disclosure of additional information related to recognized derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset or are not offset but are subject to an enforceable netting agreement. The purpose of the requirement is to help users evaluate the effect or potential effect of offsetting and related netting arrangements on an entity’s financial position. The update was to be applied retrospectively and was effective for interim and annual periods beginning with the first quarter of 2013. The adoption of this accounting standards update in the first quarter of 2013 did not have an impact on our consolidated results of operations, financial position or cash flows. The new required disclosures are included in Note 16.

3. MPLX LP

MPLX is a publicly traded master limited partnership that was formed by us to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. MPLX’s initial assets consisted of a 51 percent general partner interest in MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States, and a 100 percent interest in a butane storage cavern in West Virginia. As of March 31, 2013, we owned the remaining 49 percent limited partner interest in Pipe Line Holdings.

On October 31, 2012, MPLX completed its initial public offering of 19,895,000 common units. Net proceeds to MPLX from the sale of the units were $407 million. We own a 73.6 percent interest in MPLX, including the two percent general partner interest. We consolidate this entity for financial reporting purposes since we have a controlling financial interest, and we record a noncontrolling interest for the interest owned by the public. The initial public offering represented the sale of a 26.4 percent interest in MPLX.

On May 1, 2013, we sold an additional five percent interest in Pipe Line Holdings to MPLX for $100 million. This increased MPLX’s and reduced our ownership interest in Pipe Line Holdings to 56 percent and 44 percent, respectively.

4. Related Party Transactions

Our related parties included:

•

The Andersons Clymers Ethanol LLC (“TACE”), in which we have a 36 percent interest, and The Andersons Marathon Ethanol LLC (“TAME”), in which we have a 50 percent interest. These companies each own an ethanol production facility.

•	Centennial Pipeline LLC (“Centennial”), in which we have a 50 percent interest. Centennial owns a refined products pipeline and storage facility.

•	LOOP LLC (“LOOP”), in which we have a 51 percent noncontrolling interest. LOOP owns and operates the only U.S. deepwater oil port.

•	Other equity method investees.

Sales to related parties were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Other equity method investees	$2	$1

Purchases from related parties were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Centennial	$—	$9
LOOP	10	12
TAME	30	30
TACE	26	5
Other equity method investees	6	7

Total	$72	$63

Related party purchases from Centennial consisted primarily of refined product transportation costs. Related party purchases from LOOP and other equity method investees consist primarily of crude oil transportation costs. Related party purchases from TAME and TACE consist of ethanol.

Receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

(In millions)	March 31, 2013	December 31, 2012
Centennial	$1	$2

At March 31, 2013, we also had a $2 million long-term receivable from Centennial, which is included in other noncurrent assets on the consolidated balance sheet.

Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

(In millions)	March 31, 2013	December 31, 2012
LOOP	$4	$4
TAME	5	5
TACE	3	2
Other equity method investees	2	2

Total	$14	$13

We had a throughput and deficiency agreement with Centennial, which expired on March 31, 2012. During the three months ended March 31, 2012, we impaired our $14 million prepaid tariff with Centennial. For additional information on the impairment, see Note 14.

5. Acquisitions

Acquisition of Refinery and Related Logistics and Marketing Assets

On February 1, 2013, we paid $1.49 billion to acquire from BP Products North America Inc. and BP Pipelines (North America) Inc. (collectively, “BP”) the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, an allocation of BP’s Colonial Pipeline Company shipper history, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites and a 1,040 megawatt electric cogeneration facility, as well as the inventory associated with these assets. We refer to these assets as the “Galveston Bay Refinery and Related Assets”. Pursuant to the purchase and sale agreement, we may also be required to pay to BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions as discussed below. These assets complement our current geographic footprint and align with our strategic initiative of growing in existing and contiguous markets to enhance our portfolio. The transaction was funded with cash on hand.

As of the acquisition date, we recorded a contingent liability of $600 million, representing the preliminary fair value of contingent consideration we currently expect to pay to BP related to the earnout provision. The fair value of the contingent consideration was estimated using an income approach. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the contract applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. We used internal and external forecasts for the crack spread and internal forecasts for refinery throughput volumes and applied an appropriate risk-adjusted discount rate to the range of cash flows indicated by various scenarios to determine the fair value of the arrangement. The final fair value of the contingent consideration will be reassessed each quarter, with changes recorded in income from operations. See Note 14 for additional information.

The transaction provides for a post-closing adjustment for inventory, which has not been finalized with BP. If a change is made for the inventory adjustment, the fair value of the assets acquired will be revised.

The components of the fair value of consideration transferred are as follows:

(In millions)
Cash	$1,491
Fair value of contingent consideration	600
Liability assumed to seller	6
Estimated post-closing adjustment	(14)

Total consideration	$2,083

The estimated fair values of assets acquired and liabilities assumed at the acquisition date, pending the completion of an independent appraisal and other evaluations, are as follows:

(In millions)
Inventories	$913
Other current assets	1
Property, plant and equipment, net	1,303
Other noncurrent assets	72
Payroll and benefits payable	(14)
Long-term debt due within one year	(2)
Other current liabilities	(6)
Long-term debt	(58)
Defined benefit postretirement plan obligations	(48)
Deferred credits and other liabilities	(78)

Total	$2,083

Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the Galveston Bay Refinery and Related Assets acquisition.

Other noncurrent assets consist of a $20 million intangible asset related to customer relationships and a $52 million intangible asset related to prepaid licensed refinery technology agreements. The intangible assets related to customer relationships and prepaid licensed refinery technology agreements are being amortized on a straight-line basis over four and 15 years, respectively. The weighted average life over which these acquired intangibles are being amortized is approximately 12 years.

We recognized $6 million of acquisition-related costs associated with the Galveston Bay Refinery and Related Assets acquisition through March 31, 2013. These costs were expensed and were included in selling, general and administrative expenses.

Our refineries and related assets are operated as an integrated system. As the information is not available by refinery, it is not practicable to disclose the revenues and net income associated with the acquisition that were included in our consolidated statements of income for the three months ended March 31, 2013.

The following unaudited pro forma financial information presents consolidated results assuming the Galveston Bay Refinery and Related Assets acquisition occurred on January 1, 2012. The pro forma financial information does not give effect to potential synergies that could result from the acquisition and is not necessarily indicative of the results of future operations.

	Three Months Ended March 31,
(In millions, except per share data)	2013	2012
Sales and other operating revenues (including consumer excise taxes)	$25,296	$25,318
Net income attributable to MPC	780	464
Net income attributable to MPC per share—basic	$2.36	$1.33
Net income attributable to MPC per share—diluted	2.34	1.33

The pro forma information includes adjustments to align accounting policies, an adjustment to depreciation expense to reflect the fair value of property, plant and equipment, increased amortization expense related to identifiable intangible assets and the related income tax effects.

Acquisitions of Convenience Stores

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

6. Variable Interest Entity

On December 1, 2010, we completed the sale of most of our Minnesota assets. These assets included the 74,000 barrel per calendar day St. Paul Park refinery and associated terminals, 166 convenience stores primarily branded SuperAmerica®, along with the SuperMom’s bakery and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. We refer to these assets as the “Minnesota Assets.” Certain terms of the transaction and the subsequent settlement agreement with the buyer resulted in the creation of variable interests in a variable interest entity (“VIE”) that owns the Minnesota Assets. At March 31, 2013, our variable interests in this VIE included our preferred security, which was reflected at $47 million in other noncurrent assets on our consolidated balance sheet, and store lease guarantees of $8 million. Our maximum exposure to loss due to this VIE at March 31, 2013 was $55 million.

We are not the primary beneficiary of this VIE and, therefore, do not consolidate it because we lack the power to control or direct the activities that impact the VIE’s operations and economic performance. Our preferred security does not allow us to appoint any members to the VIE’s board of managers and limits our voting ability to only certain matters. Also, individually and cumulatively, neither of our variable interests expose us to residual returns or expected losses that are significant to the VIE.

7. Income per Common Share

We compute basic earnings per share by dividing net income attributable to MPC by the weighted average number of shares of common stock outstanding. Diluted income per share assumes exercise of stock options and stock appreciation rights, provided the effect is not anti-dilutive.

Excluded from the diluted share calculation for the three months ended March 31, 2013 and 2012 are less than one million and approximately four million shares, respectively, related to stock-based compensation awards as their effect would be anti-dilutive.

MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method.

	Three Months Ended March 31,
(In millions, except per share data)	2013	2012
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$725	$596
Income allocated to participating securities	1	1

Income available to common stockholders—basic	$724	$595

Weighted average common shares outstanding	331	348

Basic earnings per share	$2.19	$1.71

Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$725	$596
Income allocated to participating securities	1	1

Income available to common stockholders—diluted	$724	$595

Weighted average common shares outstanding	331	348
Effect of dilutive securities	2	2

Weighted average common shares, including dilutive effect	333	350

Diluted earnings per share	$2.17	$1.70

8. Equity

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. Through January 30, 2013, we had acquired $1.35 billion of shares under the initial $2.0 billion authorization. On January 30, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization. The board also extended the remaining $650 million share repurchase authorization announced on February 1, 2012, for a total outstanding authorization of $2.65 billion through December 2014. After the effects of the accelerated share repurchase (“ASR”) programs and open market repurchases shown below, $2.22 billion of the amount authorized by our board of directors was available for repurchases at March 31, 2013. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

In February 2012 and November 2012, we entered into $850 million and $500 million ASR programs, respectively, to repurchase shares of MPC common stock under the approved share repurchase plan authorized by our board of directors. The total number of shares repurchased under these ASR programs was based generally on the volume-weighted average price of our common stock during the repurchase periods. The shares repurchased under the ASR programs were accounted for as treasury stock purchase transactions, reducing the weighted average number of basic and diluted common shares outstanding by the shares repurchased, and as forward contracts indexed to our common stock. The forward contracts were accounted for as equity instruments.

Total share repurchases transacted through ASR programs and open market transactions were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In millions, except per share data)	2013	2012
Number of shares repurchased	6	18
Cash paid for shares repurchased	$431	$850

Effective average cost per delivered share	$80.95	$41.75

As of March 31, 2013, the total number of shares we have repurchased cumulatively through the ASR programs and open market repurchases since February 2012 was 34 million shares at an average cost per share of $52.79. The cash paid for shares repurchased was $1.78 billion. In addition, during the three months ended March 31, 2013, we entered into agreements to acquire additional common shares for $31 million, which were settled in April 2013.

9. Segment Information

We have three reportable segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services they offer.

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

On February 1, 2013, we acquired the Galveston Bay Refinery and Related Assets, which are part of the Refining & Marketing and Pipeline Transportation segments. Segment information for periods prior to the acquisition does not include amounts for these operations. See Note 5.

Segment income represents income from operations attributable to the reportable segments. Corporate administrative expenses and costs related to certain non-operating assets are not allocated to the reportable segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the reportable segments.

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended March 31, 2013
Revenues:
Customer	$19,872	$3,441	$21	$23,334
Intersegment(a)	2,199	1	104	2,304
Related parties	2	—	—	2

Segment revenues	22,073	3,442	125	25,640
Elimination of intersegment revenues	(2,199)	(1)	(104)	(2,304)

Total revenues	$19,874	$3,441	$21	$23,336

Segment income from operations(b)	$1,105	$67	$51	$1,223
Income (loss) from equity method investments	(4)	—	4	—
Depreciation and amortization(c)	236	27	18	281
Capital expenditures and investments(d)(e)	1,420	36	90	1,546

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended March 31, 2012
Revenues:
Customer	$16,963	$3,284	$17	$20,264
Intersegment(a)	1,959	1	82	2,042
Related parties	1	—	—	1

Segment revenues	18,923	3,285	99	22,307
Elimination of intersegment revenues	(1,959)	(1)	(82)	(2,042)

Total revenues	$16,964	$3,284	$17	$20,265

Segment income from operations	$943	$50	$42	$1,035
Income from equity method investments	—	—	2	2
Depreciation and amortization(c)	185	27	12	224
Capital expenditures and investments(d)	153	11	38	202

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.
(b)

Included in the Pipeline Transportation segment are $5 million of corporate overhead costs attributable to MPLX, which were included in items not allocated to segments prior to MPLX’s October 31, 2012 initial public offering. These expenses are not currently allocated to other segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.
(d)	Capital expenditures include changes in capital accruals.
(e)	The Refining & Marketing and Pipeline Transportation segments include $1.31 billion and $70 million, respectively, for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 5.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2013	2012
Segment income from operations	$1,223	$1,035
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(67)	(79)
Net interest and other financial income (costs)	(48)	(22)

Income before income taxes	$1,108	$934

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.
(b)	Corporate overhead costs attributable to MPLX were included in the Pipeline Transportation segment subsequent to MPLX’s October 31, 2012 initial public offering.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2013	2012
Segment capital expenditures and investments	$1,546	$202
Less: Investments in equity method investees	5	7
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	24	8
Capitalized interest	4	30

Total capital expenditures(a)(b)	$1,569	$233

(a)	Capital expenditures include changes in capital accruals.
(b)	See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

The following reconciles total revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2013	2012
Total revenues (as reported above)	$23,336	$20,265
Plus: Corporate and other unallocated items	(6)	—
Less: Sales to related parties	2	1

Sales and other operating revenues (including consumer excise taxes)	$23,328	$20,264

Total assets by reportable segment were:

(In millions)	March 31, 2013	December 31, 2012
Refining & Marketing	$19,577	$17,052
Speedway	1,904	1,947
Pipeline Transportation	2,043	1,950
Corporate and Other	7,249	6,274

Total consolidated assets	$30,773	$27,223

10. Other Items

Net interest and other financial income (costs) was:

	Three Months Ended March 31,
(In millions)	2013	2012
Interest:
Net interest expense	$(46)	$(45)
Interest capitalized	4	30

Total interest	(42)	(15)
Other:
Bank service and other fees	(6)	(7)

Net interest and other financial income (costs)	$(48)	$(22)

11. Income Taxes

The combined federal, state and foreign income tax rates were 34 percent and 36 percent for the three months ended March 31, 2013 and 2012. The effective tax rate for the three months ended March 31, 2013 is slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, partially offset by state and local tax expense. The effective tax rate for the three months ended March 31, 2012 exceeded the U.S. statutory rate of 35 percent due to state and local tax expense, partially offset by permanent benefit differences.

We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2003 tax years, respectively. We had $41 million of unrecognized benefits as of March 31, 2013. Pursuant to our tax sharing agreement with Marathon Oil Corporation (“Marathon Oil”), the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 22.

12. Inventories

(In millions)	March 31, 2013	December 31, 2012
Crude oil and refinery feedstocks	$2,117	$1,383
Refined products	2,416	1,761
Merchandise	71	74
Supplies and sundry items	275	231

Total (at cost)	$4,879	$3,449

Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. There were no liquidations of LIFO inventories for the three months ended March 31, 2013 and 2012.

13. Property, Plant and Equipment

(In millions)	March 31, 2013	December 31, 2012
Refining & Marketing	$16,440	$15,089
Speedway	2,129	2,100
Pipeline Transportation	1,829	1,747
Corporate and Other	492	473

Total	20,890	19,409
Less accumulated depreciation	7,040	6,766

Net property, plant and equipment	$13,850	$12,643

14. Fair Value Measurements

Fair Values—Recurring

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by fair value hierarchy level.

	March 31, 2013
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$78	$—	$—	$138	$216
Other assets	2	—	—	—	2

Total assets at fair value	$80	$—	$—	$138	$218

Commodity derivative instruments, liabilities	$116	$—	$—	$—	$116
Contingent consideration, liability	—	—	600	—	600

Total liabilities at fair value	$116	$—	$600	$—	$716

	December 31, 2012
(In millions)	Level 1	Level 2	Level 3	Collateral	Total
Commodity derivative instruments, assets	$49	$—	$—	$84	$133
Other assets	2	—	—	—	2

Total assets at fair value	$51	$—	$—	$84	$135

Commodity derivative instruments, liabilities	$88	$—	$—	$—	$88

Commodity derivatives in Level 1 are exchange-traded contracts for crude oil and refined products measured at fair value with a market approach using the close-of-day settlement prices for the market. Collateral deposits in futures commission merchant accounts covered by master netting agreements related to Level 1 commodity derivatives are classified as Level 1 in the fair value hierarchy.

The contingent consideration represents the preliminary fair value of the amount we currently expect to pay to BP related to the earnout provision for the Galveston Bay Refinery and Related Assets acquisition. See Note 5. The fair value of the contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the contract applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation included significant unobservable inputs, including (1) an estimate of refinery throughput volumes; (2) a range of internal and external crack spread forecasts from $12 to $14 per barrel; and (3) a range of risk-adjusted discount rates from five percent to nine percent. An increase or decrease in crack spread forecasts or refinery throughput volume expectations will result in a corresponding increase or decrease in the fair value. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual thresholds. An increase or decrease in the discount rate will result in a decrease or increase to the fair value, respectively. The final fair value of the contingent consideration will be reassessed each quarter, with changes recorded in income from operations.

The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2013	2012
Beginning balance	$—	$—
Contingent consideration agreement	600	—

Ending balance	$600	$—

There were no unrealized gains or losses recorded in net income for the three months ended March 31, 2013. Net income for the three months ended March 31, 2012 included unrealized losses of less than $1 million related to Level 3 derivative instruments held on March 31, 2012. See Note 15 for the income statement impacts of our derivative instruments.

Fair Values – Nonrecurring

The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Three Months Ended March 31,
	2013		2012
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Other noncurrent assets	$—	$—	$—	$14

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

Fair Values – Reported

The following table summarizes financial instruments on the basis of their nature, characteristics and risk at March 31, 2013 and December 31, 2012, excluding the derivative financial instruments and contingent consideration reported above.

	March 31, 2013		December 31, 2012
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$247	$60	$263	$59
Other	32	30	33	31

Total financial assets	$279	$90	$296	$90

Financial liabilities:
Long-term debt(a)	$3,513	$3,005	$3,559	$3,006
Deferred credits and other liabilities	24	24	23	23

Total financial liabilities	$3,537	$3,029	$3,582	$3,029

(a)	Excludes capital leases

Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivable and payables. We believe the carrying values of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including (1) the short-term duration of the instruments, (2) our investment-grade credit rating and (3) our historical incurrence of and expected future insignificance of bad debt expense, which includes an evaluation of counterparty credit risk.

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

15. Derivatives

For further information regarding the fair value measurement of derivative instruments, see Note 14. For further information regarding commodity derivatives under master netting agreements, see Note 16. We do not designate any of our commodity derivative instruments as hedges for accounting purposes. Our interest rate derivative instruments were designated as fair value accounting hedges.

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$78	$116	Other current assets

	December 31, 2012
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$49	$88	Other current assets

Derivatives Designated as Fair Value Accounting Hedges

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

Included in net income and other financial income (costs) on the consolidated statement of income for the three months ended March 31, 2012 was a $1 million gain on the interest rate derivative and a $1 million loss on the long-term debt being hedged.

Derivatives not Designated as Accounting Hedges

Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil and (4) the acquisition of ethanol for blending with refined products.

The table below summarizes open commodity derivative contracts as of March 31, 2013.

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	18,633
Exchange-traded	Short	(32,783)
Refined Products(b)
Exchange-traded	Long	4,004
Exchange-traded	Short	(6,049)

(a)	99.8 percent of these contracts expire in the second quarter of 2013.
(b)	100 percent of these contracts expire in the second quarter of 2013.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(In millions)	Gain (Loss) Three Months Ended March 31,
Income Statement Location	2013	2012
Sales and other operating revenues	$1	$(6)
Cost of revenues	(60)	(47)

Total	$(59)	$(53)

16. Balance Sheet Offsetting

Commodity derivatives are exchange-traded contracts for crude oil and refined products covered under master netting agreements with an unconditional right to offset. Commodity derivatives are included in other current assets on the consolidated balance sheets as total collateral exceeds the net derivative liability. Under our tri-party reverse repurchase agreement, we have an investment that is fully collateralized by government securities, whereby we take ownership of the government securities if the seller defaults. Our tri-party reverse repurchase agreement is included in cash and cash equivalents on the consolidated balance sheet.

Offsetting of Derivative Assets and Tri-Party Reverse Repurchase Agreement

	March 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheet
(In millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Commodity derivatives	$78	$(63)	$15	$—	$—	$15
Tri-party reverse repurchase agreement	200	—	200	(200)	—	—

Total	$278	$(63)	$215	$(200)	$—	$15

	December 31, 2012
				Gross Amounts Not Offset in the Consolidated Balance Sheet
(In millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Commodity derivatives	$49	$(49)	$—	$—	$—	$—

(a)	Excludes cash collateral for derivatives that are not used to offset a derivative liability.

Offsetting of Derivative Liabilities

	March 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheet
(In millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Commodity derivatives	$116	$(116)	$—	$—	$—	$—

	December 31, 2012
				Gross Amounts Not Offset in the Consolidated Balance Sheet
(In millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Commodity derivatives	$88	$(88)	$—	$—	$—	$—

17. Debt

Our outstanding borrowings at March 31, 2013 and December 31, 2012 consisted of the following:

(In millions)	March 31, 2013	December 31, 2012
Marathon Petroleum Corporation:
Revolving credit agreement due 2017	$—	$—
3.500% senior notes due March 1, 2016	750	750
5.125% senior notes due March 1, 2021	1,000	1,000
6.500% senior notes due March 1, 2041	1,250	1,250
Consolidated subsidiaries:
Capital lease obligations due 2013-2028	411	355
MPLX Operations LLC revolving credit agreement due 2017	—	—
Trade receivables securitization facility due 2014	—	—

Total	3,411	3,355
Unamortized discount	(10)	(10)
Fair value adjustments(a)	15	16
Amounts due within one year	(22)	(19)

Total long-term debt due after one year	$3,394	$3,342

(a)	See Note 15 for information on interest rate swaps.

There were no borrowings or letters of credit outstanding under the revolving credit agreements or the trade receivable securitization facility at March 31, 2013.

18. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2013	2012
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$83	$48
Net income taxes paid to (refunded from) taxing authorities	(5)	19
Non-cash investing and financing activities:
Capital lease obligations increase	$61	$14
Acquisition:
Contingent consideration(a)	600	—
Liability assumed to seller(a)	6	—

(a)	See Note 5.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2013	2012
Additions to property, plant and equipment	$195	$309
Acquisitions(a)	1,377	—
Decrease in capital accruals	(3)	(76)

Total capital expenditures	$1,569	$233

(a)

Includes $1.38 billion for the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory and other current assets, of $1.17 billion plus assumed liabilities of $206 million. See Note 5.

19. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component. All amounts in the table are net of tax and amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Total
Balance as of December 31, 2012	$(432)	$(36)	$4	$(464)
Other comprehensive income before reclassifications	67	9	—	76
Amounts reclassified from accumulated other comprehensive loss(a)	6	—	—	6

Net current-period other comprehensive income	73	9	—	82

Balance as of March 31, 2013	$(359)	$(27)	$4	$(382)

(a)	See following table for details about these reclassifications.

The following table presents the effect on certain income statement lines of amounts reclassified out of each component of accumulated other comprehensive loss. Amounts indicate increases (decreases) to net income.

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss
Amortization of pension benefit items:
Prior service credit	$11	(a)
Actuarial loss	(21	) (a)

Total before tax	(10)
Tax benefit	4

Net of tax	$(6)

Amortization of other benefit items:
Prior service credit	$2	(a)
Actuarial loss	(1	) (a)

Total before tax	1
Tax expense	(1)

Net of tax	$—

Total reclassifications for the period	$(6)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 20.

20. Defined Benefit Pension and Other Postretirement Plans

The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$23	$17	$6	$5
Interest cost	18	27	7	7
Expected return on plan assets	(27)	(26)	—	—
Amortization – prior service cost (credit)	(11)	2	(2)	—
– actuarial loss	21	24	1	—

Net periodic benefit cost	$24	$44	$12	$12

During the three months ended March 31, 2013, we made no contributions to our funded pension plans. We expect to make minimum funding contributions of approximately $160 million to our funded pension plans over the remainder of 2013. We may make additional contributions to our pension plans depending upon the anticipated funding status and plan asset performance. Current benefit payments related to unfunded pension and other postretirement benefit plans were $4 million and $4 million, respectively, during the three months ended March 31, 2013.

Due to the Galveston Bay Refinery and Related Assets acquisition, during the three months ended March 31, 2013, we remeasured certain pension and retiree medical plans resulting in a $122 million decrease in liabilities. The decrease in liabilities was due to a 0.2 percent increase in discount rates and an increase in pension plan asset value from December 31, 2012 to the remeasurement date. The net periodic benefit costs for the three months ended March 31, 2013 reflect these remeasurements. The purchase accounting for the Galveston Bay Refinery and Related Assets acquisition includes a $48 million liability related to retiree medical assumed at the acquisition date. See Note 5.

21. Stock-Based Compensation Plans

Stock Option Awards

The following table presents a summary of our stock option award activity for the three months ended March 31, 2013:

	Number of Shares(a)	Weighted Average Exercise Price
Outstanding at December 31, 2012	6,172,194	$36.17
Granted	298,737	82.74
Exercised	(766,291)	35.14
Forfeited, canceled or expired	(43,508)	37.61

Outstanding at March 31, 2013	5,661,132	38.76

(a)	Includes an immaterial number of stock appreciation rights.

The grant date fair value of stock option awards granted during the three months ended March 31, 2013 was $26.01 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions. The assumption for expected volatility of our stock price was refined for the three months ended March 31, 2013 to reflect a weighting of 33 percent of MPC’s common stock implied volatility and 67 percent of the historical volatility for a selected group of peer companies.

Restricted Stock Awards

The following table presents a summary of restricted stock award activity for the three months ended March 31, 2013:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	638,073	$40.83	359,111	$31.07
Granted	59,486	81.80	6,190	69.58
RS’s Vested/RSU’s Issued	(80,695)	32.27	—	—
Forfeited	(9,562)	43.42	—	—

Outstanding at March 31, 2013	607,302	45.94	365,301	31.72

Performance Unit Awards

The following table presents a summary of the activity for performance unit awards to be settled in shares for the three months ended March 31, 2013:

Number of Units
Outstanding at December 31, 2012	2,040,000
Granted	1,782,500
Settled	—
Canceled	—

Outstanding at March 31, 2013	3,822,500

MPLX Awards

During the three months ended March 31, 2013, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.

22. Commitments and Contingencies

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

At March 31, 2013 and December 31, 2012, accrued liabilities for remediation totaled $134 million and $123 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $51 million at both March 31, 2013 and December 31, 2012.

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

Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC. Both LOOP and LOCAP LLC have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of March 31, 2013.

We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $45 million as of March 31, 2013.

We hold an interest in an ethanol production facility through our investment in TAME, and through our participation as a lender under TAME’s revolving credit agreement, have agreed to reimburse the bank for 50 percent of any amounts drawn on a letter of credit that has been issued to secure TAME’s repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at March 31, 2013.

Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $14 million as of March 31, 2013, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $116 million as of March 31, 2013, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, an indemnity to the co-lenders associated with an equity method investee’s credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.

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

Contractual commitments—At March 31, 2013, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $885 million, which includes $700 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets. See Note 5 for additional information on the contingent consideration.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should,” “would” or “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Corporate Overview

We are an independent petroleum refining, marketing and transportation company. We currently own and operate seven refineries, all located in the United States, with an aggregate crude oil refining capacity of approximately 1.7 million barrels per calendar day. Our refineries supply refined products to resellers and consumers within our market areas, including the Midwest, Gulf Coast and Southeast regions of the United States. We distribute refined products to our customers through one of the largest private domestic fleets of inland petroleum product barges, one of the largest terminal operations in the United States, and a combination of MPC-owned and third-party-owned trucking and rail assets. We currently own, lease or have ownership interests in approximately 8,300 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas. We are one of the largest petroleum pipeline companies in the United States on the basis of total volumes delivered.

Our operations consist of three reportable segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services they offer.

•

Refining & Marketing—refines crude oil and other feedstocks at our seven refineries in the Gulf Coast and Midwest regions of the United States, purchases ethanol and refined products for resale and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway business segment and to dealers and jobbers who operate Marathon® retail outlets;

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

Executive Summary

Net income attributable to MPC was $725 million, or $2.17 per diluted share, in the first quarter of 2013 compared to $596 million, or $1.70 per diluted share, in the first quarter of 2012. The increase was primarily due to our Refining & Marketing segment, which generated segment income from operations of $1.11 billion in the first quarter of 2013 compared to $943 million in the first quarter of 2012. The increase in Refining & Marketing segment income from operations was primarily due to an increase in refined product sales volumes related to the recently acquired Galveston Bay refinery, partially offset by a lower refining and marketing gross margin, which was $7.92 per barrel in the first quarter of 2013 compared to $8.36 per barrel in the first quarter of 2012.

Speedway segment income from operations increased $17 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to increases in our gasoline and distillates gross margin and our merchandise gross margin, partially offset by higher expenses attributable to an increase in the number of convenience stores.

Pipeline Transportation segment income from operations increased $9 million in the first quarter of 2013 compared to the first quarter of 2012. The increase primarily reflects higher transportation tariffs and income from pipeline affiliates, partially offset by higher mechanical integrity and depreciation expenses.

On February 1, 2013, we paid $1.49 billion to acquire from BP the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, an allocation of BP’s Colonial Pipeline Company shipper history, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites and a 1,040 megawatt electric cogeneration facility, as well as the inventory associated with these assets. We refer to these assets as the “Galveston Bay Refinery and Related Assets”. Pursuant to the purchase and sale agreement, we may also be required to pay BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. These assets are part of our Refining & Marketing and Pipeline Transportation segments. Information for periods prior to the acquisition does not include amounts for these operations. See Note 5 to the unaudited consolidated financial statements for additional information on this acquisition.

On January 30, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization. The board also extended the remaining $650 million share repurchase authorization announced on February 1, 2012, for a total outstanding authorization of $2.65 billion through December 2014.

On February 5, 2013, the $500 million ASR program entered into on November 5, 2012 was concluded with the delivery of 870,947 shares to us. The 8,274,241 total shares repurchased under this ASR program was based generally on the volume-weighted average price of our common stock during the repurchase period. Upon final settlement, the average per share cost for all shares purchased under this ASR program was $60.43.

During the three months ended March 31, 2013, we paid $431 million to acquire 5,105,842 common shares through open market share repurchases, which was an average per share cost of $84.45, and we entered into agreements to acquire an additional 345,432 common shares for $31 million which were settled in April 2013.

Overview of Segments

Refining & Marketing

Refining & Marketing segment income from operations depends largely on our refining and marketing gross margin and refinery throughputs.

Our refining and marketing gross margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries, the costs of purchased products and manufacturing expenses, including depreciation and amortization. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same relationship as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Midwest (Chicago) and U.S. Gulf Coast (“USGC”) crack spreads that we believe most closely track our operations and slate of products. Light Louisiana Sweet crude oil (“LLS”) prices and a 6-3-2-1 ratio of products (6 barrels of LLS crude oil producing 3 barrels of unleaded regular gasoline, 2 barrels of ultra-low sulfur diesel and 1 barrel of 3 percent sulfur residual fuel) are used for these crack-spread calculations.

Our refineries can process significant amounts of sour crude oil, which typically can be purchased at a discount to sweet crude oil. The amount of this discount, the sweet/sour differential, can vary significantly, causing our refining and marketing gross margin to differ from crack spreads based on sweet crude oil. In general, a larger sweet/sour differential will enhance our refining and marketing gross margin.

Historically, West Texas Intermediate crude oil (“WTI”) has traded at prices similar to LLS. During the first quarters of 2013 and 2012, WTI traded at prices significantly less than LLS, which favorably impacted our refining and marketing gross margin. The logistical constraints in the U.S. mid-continent markets have prevented the price of WTI from rising with the prices of crude oil produced in other regions. Future differentials will be dependent on changes made to the logistical infrastructure.

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

Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. We had significant planned turnaround and major maintenance activities at our Catlettsburg, Kentucky; Garyville, Louisiana; and Galveston Bay refineries during the first quarter of 2013 compared to activities at our Garyville refinery during the first quarter of 2012.

Speedway

Our retail marketing gross margin for gasoline and distillates, which is the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, impacts the Speedway segment profitability. Numerous factors impact gasoline and distillates demand throughout the year, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. Market demand increases for gasoline and distillates generally increase the product margin we can realize. The gross margin on merchandise sold at convenience stores historically has been less volatile. Approximately two-thirds of Speedway’s gross margin was derived from merchandise sales in the first quarter of 2013.

Pipeline Transportation

The profitability of our pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. A majority of the crude oil and refined product shipments on our common carrier pipelines serve our Refining & Marketing segment. In the fourth quarter of 2012, new transportation services agreements were entered into between MPC and MPLX, which resulted in higher tariff rates. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines. In most of our markets, demand for gasoline and distillates peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.

Results of Operations

Consolidated Results of Operations

	Three Months Ended March 31,
(In millions)	2013	2012	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$23,328	$20,264	$3,064
Sales to related parties	2	1	1
Income from equity method investments	—	2	(2)
Net gain on disposal of assets	1	2	(1)
Other income	14	6	8

Total revenues and other income	23,345	20,275	3,070

Costs and expenses:
Cost of revenues (excludes items below)	20,034	17,321	2,713
Purchases from related parties	72	63	9
Consumer excise taxes	1,458	1,380	78
Depreciation and amortization	287	230	57
Selling, general and administrative expenses	249	251	(2)
Other taxes	89	74	15

Total costs and expenses	22,189	19,319	2,870

Income from operations	1,156	956	200
Net interest and other financial income (costs)	(48)	(22)	(26)

Income before income taxes	1,108	934	174
Provision for income taxes	378	338	40

Net income	730	596	134
Less net income attributable to noncontrolling interests	5	—	5

Net income attributable to MPC	$725	$596	$129

Net income attributable to MPC was $129 million higher in the first quarter of 2013 compared to the first quarter of 2012, primarily due to an increase in refined product sales volumes related to the recently acquired Galveston Bay refinery, partially offset by a lower refining and marketing gross margin, which was $7.92 per barrel in the first quarter of 2013 compared to $8.36 per barrel in the first quarter of 2012.

Sales and other operating revenues (including consumer excise taxes) increased $3.06 billion in the first quarter of 2013 compared to the first quarter of 2012, primarily due to higher refined product sales volumes, which increased to 1,895 thousand barrels per day (“mbpd”) in the first quarter of 2013 from 1,558 mbpd in the first quarter of 2012, primarily due to the recently acquired Galveston Bay refinery. This impact was partially offset by a decrease in refined product selling prices.

Other income increased $8 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to increases in sales of Renewable Identification Numbers (“RINs”) and dividends from pipeline affiliates.

Cost of revenues increased $2.71 billion in the first quarter of 2013 compared to the first quarter of 2012. The increase was primarily due to an increase in purchased crude oil volumes in the Refining & Marketing segment, primarily associated with the recently acquired Galveston Bay refinery. We also had increases in purchased other charge and blendstocks and refined product volumes. These impacts were partially offset by decreased prices for crude oil and other charge and blendstocks. Crude oil volumes were up 24 percent, other charge and blendstocks volumes were up 35 percent and refined product volumes were up 12 percent. Crude oil acquisition prices were down four percent and charge and blendstock prices were down six percent.

Purchases from related parties increased $9 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to higher acquisition costs of ethanol from our ethanol investments due to higher ethanol prices and an increase in ethanol volumes purchased, partially offset by a decrease in purchases from Centennial.

Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that continued through the first quarter of 2013. At March 31, 2013, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial and concluded that no impairment was required given our assessment of its fair value based on various uses of Centennial’s assets.

Depreciation and amortization increased $57 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to the completion of the heavy oil upgrading and expansion project at our Detroit, Michigan refinery and our acquisition of the Galveston Bay Refinery and Related Assets.

Other taxes increased $15 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to increases in personal property taxes and payroll taxes. These increases were attributable to a number of factors including the completion of the heavy oil upgrading and expansion project at our Detroit refinery, the acquisition of the Galveston Bay Refinery and Related Assets and Speedway’s acquisition of 97 convenience stores in 2012.

Net interest and other financial costs increased $26 million in the first quarter of 2013 compared to the first quarter of 2012, primarily reflecting a decrease in capitalized interest due to the completion of the Detroit refinery heavy oil upgrading and expansion project. We capitalized interest of $4 million in the first quarter of 2013 compared to $30 million in the first quarter of 2012.

Provision for income taxes increased $40 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to the $174 million increase in income before income taxes, partially offset by a decrease in the effective tax rate, which decreased from 36 percent in the first quarter of 2012 to 34 percent in the first quarter of 2013. The effective tax rate in the first quarter of 2013 is less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, partially offset by state and local tax expense. See Note 11 to the unaudited consolidated financial statements for further details.

Segment Results

Revenues are summarized by segment in the following table.

	Three Months Ended March 31,
(In millions)	2013	2012
Refining & Marketing	$22,073	$18,923
Speedway	3,442	3,285
Pipeline Transportation	125	99

Segment revenues	25,640	22,307
Elimination of intersegment revenues	(2,304)	(2,042)

Total revenues	$23,336	$20,265

Items included in both revenues and costs:
Consumer excise taxes	$1,458	$1,380

Refining & Marketing segment revenues increased $3.15 billion in the first quarter of 2013 compared to the first quarter of 2012, primarily due to an increase in refined product sales volumes, partially offset by lower refined product selling prices. Our Refining & Marketing segment refined product sales volumes were 1,880 mbpd in the first quarter of 2013 compared to 1,532 mbpd in the first quarter of 2012. Our average Refining & Marketing segment refined product selling prices were $2.98 per gallon in first quarter of 2013 compared to $3.07 per gallon in first quarter of 2012. The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended March 31,
(Dollars per gallon)	2013	2012
Chicago spot unleaded regular gasoline	$2.79	$2.88
Chicago spot ultra-low sulfur diesel	3.08	2.96
USGC spot unleaded regular gasoline	2.83	2.98
USGC spot ultra-low sulfur diesel	3.08	3.16

Refining & Marketing intersegment sales to our Speedway segment were $2.20 billion in the first quarter of 2013 compared to $1.96 billion in the first quarter of 2012. Intersegment refined product sales volumes were 688 million gallons in the first quarter of 2013 compared to 608 million gallons in the first quarter of 2012, with the increased volumes primarily due to Speedway’s acquisition of 97 convenience stores in 2012.

Speedway segment revenues increased $157 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to a 39 million gallon increase in gasoline and distillates sales volumes. Gasoline and distillates selling prices averaged $3.51 per gallon in both the first quarters of 2013 and 2012. The Speedway segment also had higher merchandise sales in the first quarter of 2013. The increases in gasoline and distillates sales volumes and merchandise sales were primarily due to the acquisition of 97 convenience stores in 2012.

Pipeline Transportation segment revenue increased $26 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to higher transportation tariffs, primarily from our crude oil pipelines, resulting from increased tariff rates in the last half of 2012 and the startup of a new crude oil pipeline in the first quarter of 2012.

Income before income taxes and income from operations by segment are presented in the following table.

	Three Months Ended March 31,
(In millions)	2013	2012
Income from operations by segment:
Refining & Marketing	$1,105	$943
Speedway	67	50
Pipeline Transportation (a)	51	42
Items not allocated to segments (a)(b)	(67)	(79)

Income from operations	1,156	956
Net interest and other financial income (costs)	(48)	(22)

Income before income taxes	$1,108	$934

(a)	Corporate overhead allocations attributable to MPLX were included in the Pipeline Transportation segment subsequent to MPLX’s October 31, 2012 initial public offering.
(b)	Items not allocated to segments consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended March 31,
(Dollars per barrel)	2013	2012
Chicago LLS 6-3-2-1 (a)(b)	$3.99	$0.33
USGC LLS 6-3-2-1 (a)	4.87	5.25
Blended 6-3-2-1 (a)(c)	4.54	2.69
LLS	113.87	119.66
WTI	94.36	103.03
LLS—WTI differential (a)	19.51	16.63
Sweet/Sour differential (a)(d)	12.12	13.70

(a)	All spreads and differentials are measured against prompt LLS.
(b)	Calculation utilizes USGC 3% Bunker value as a proxy for Chicago residual fuel price.
(c)	Blended Chicago/USGC crack spread is 38%/62% in 2013 and 52%/48% in 2012 based on MPC’s refining capacity by region in each period.
(d)	LLS (prompt)—[delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

Refining & Marketing segment income from operations increased $162 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to a 348 mbpd increase in refined product sales volumes in the first quarter of 2013 compared to the first quarter of 2012. The increase in refined product sales volumes was primarily attributable to the recently acquired Galveston Bay refinery. The increase in Refining & Marketing segment income from operations was partially offset by a lower refining and marketing gross margin per barrel, which averaged $7.92 per barrel in the first quarter of 2013 compared to $8.36 per barrel in the first quarter of 2012. Our realized Refining & Marketing gross margin for the first quarter of 2013 benefited from increases in the Chicago and USGC LLS 6-3-2-1 blended crack spread of $1.85 per barrel and the LLS—WTI differential of $2.88 per barrel. However, we experienced higher operating and turnaround costs in the first quarter of 2013 compared to the first quarter of 2012. In addition, our average crude oil acquisition discount narrowed compared to LLS in the first quarter of 2013.

The following table summarizes our refinery throughputs for the first quarters of 2013 and 2012.

	Three Months Ended March 31,
(mbpd)	2013	2012
Refinery Throughputs:
Crude oil refined	1,433	1,146
Other charge and blendstocks	238	174

Total	1,671	1,320

The increases in crude oil throughput and other charge and blendstocks throughput in the first quarter of 2013 compared to the first quarter of 2012 were primarily due to the recently acquired Galveston Bay refinery.

Within our refining system, sour crude accounted for 54 percent and 47 percent of our crude oil processed in the first quarters of 2013 and 2012, respectively.

The following table includes certain key operating statistics for the Refining & Marketing segment for the first quarters of 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Refining & Marketing gross margin (dollars per barrel) (a)	$7.92	$8.36
Direct operating costs in Refining & Marketing gross margin (dollars per barrel): (b)
Planned turnaround and major maintenance	$1.15	$1.05
Depreciation and amortization	1.42	1.38
Other manufacturing (c)	3.81	3.16

Total	$6.38	$5.59

Refined products sales volumes (thousands of barrels per day) (d)	1,880	1,532

(a)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined product sales volumes.

(b)	Per barrel of total refinery throughputs.
(c)	Includes utilities, labor, routine maintenance and other operating costs.
(d)	Includes intersegment sales.

Direct operating costs in the Refining & Marketing gross margin increased $0.79 per barrel of total refinery throughputs, which includes a $0.65 per barrel increase in other manufacturing costs in the first quarter of 2013 compared to the first quarter of 2012. This increase was primarily attributable to the addition of the Galveston Bay refinery, which had higher operating costs per barrel of throughput than the average of our other six refineries due to its greater level of complexity.

Our cost of complying with the Environmental Protection Agency (“EPA”) renewable fuel standards increased to $43 million in the first quarter of 2013 from $31 million in the first quarter of 2012 due to increases in our ethanol and advanced RIN obligations. The increase in the cost of our ethanol RIN obligation was primarily due to higher ethanol RIN prices. The increase in the cost of our advanced RIN obligation was primarily due to an increase in our biomass-based diesel RIN requirement attributable to the Galveston Bay refinery, partially offset by lower biomass-based diesel RIN prices.

Speedway segment income from operations increased $17 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to increases in our gasoline and distillates gross margin and our merchandise gross margin, partially offset by higher expenses attributable to an increase in the number of convenience stores. The increase in our gasoline and distillates gross margin was primarily due to a $0.0205 increase in our gross margin per gallon along with higher sales volumes related to the increase in the number of convenience stores. The increase in the merchandise gross margin was primarily due to higher merchandise sales resulting from an increase in the number of convenience stores.

The following table includes certain key operating statistics for the Speedway segment for the first quarters of 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Convenience stores at period-end	1,463	1,370
Gasoline & distillates sales (millions of gallons)	745	706
Gasoline & distillates gross margin (dollars per gallon)(a)	$0.1301	$0.1096
Merchandise sales (in millions)	$711	$695
Merchandise gross margin (in millions)	$184	$179

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillates sales volume.

Same-store gasoline sales volume increased 0.7 percent in the first quarter of 2013 compared to the first quarter of 2012, while same-store merchandise sales excluding cigarettes increased 0.8 percent for the same period.

Pipeline Transportation segment income from operations increased $9 million in the first quarter of 2013 compared to the first quarter of 2012. The increase primarily reflects higher transportation tariffs and income from pipeline affiliates, partially offset by higher mechanical integrity and depreciation expenses.

Items not allocated to segments decreased $12 million in the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily due to a decrease in pension expenses resulting from a pension plan amendment adopted in the second quarter of 2012. Although the pension plan amendment has resulted in lower pension expenses for 2013, we could potentially have recognition of pension settlement losses later this year, which would increase pension expenses.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents balance was $4.74 billion at March 31, 2013 compared to $4.86 billion at December 31, 2012. Net cash provided by (used in) operating activities, investing activities and financing activities for the first quarters of 2013 and 2012 are presented in the following table.

	Three Months Ended March 31,
(In millions)	2013	2012
Net cash provided by (used in):
Operating activities	$2,079	$347
Investing activities	(1,682)	(311)
Financing activities	(520)	(910)

Total	$(123)	$(874)

Net cash provided by operating activities increased $1.73 billion in the first quarter of 2013 compared to the first quarter of 2012, primarily due to changes in working capital.

Changes in working capital were a net $1.03 billion source of cash in the first quarter of 2013 compared to a net $761 million use of cash in the first quarter of 2012. The $1.03 billion source of cash in the first quarter of 2013 was primarily due to an increase in accounts payable and accrued liabilities. Accounts payable increased $2.09 billion from year-end 2012, primarily due to higher crude oil payable volumes related to the addition of the Galveston Bay refinery in the first quarter of 2013 and lower crude oil purchases at the end of 2012 in preparation for turnaround and major maintenance activity. In addition, accounts payable increased due to higher crude oil prices at the end of the first quarter of 2013 compared to year-end 2012. Accrued liabilities increased $404 million from year-end 2012, primarily due to an increase in accrued taxes associated with timing of federal income tax payments. The increase in accounts payable and accrued liabilities was partially offset by higher refined product receivable volumes attributable to an increase in refined product sales volumes and increases in crude oil and refined product inventory volumes. The $761 million use of cash in the first quarter of 2012 was primarily due to an increase in accounts receivable caused by higher refined product prices as well as lower crude oil payable volumes as a result of changes in crude supply.

Net cash used in investing activities totaled $1.68 billion in the first quarter of 2013, compared to $311 million in the first quarter of 2012. The higher use of cash in the first quarter of 2013 was primarily due to the Galveston Bay Refinery and Related Assets acquisition in February 2013.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(In millions)	2013	2012
Additions to property, plant and equipment	$195	$309
Acquisitions(a)	1,377	—
Decrease in capital accruals	(3)	(76)

Total capital expenditures	1,569	233
Investments in equity method investees	5	7

Total capital expenditures and investments	$1,574	$240

(a)

Includes $1.38 billion for the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory and other current assets, of $1.17 billion plus assumed liabilities of $206 million. See Note 5 to the unaudited consolidated financial statements.

Capital expenditures and investments are summarized by segment below.

	Three Months Ended March 31,
(In millions)	2013	2012
Refining & Marketing(a)	$1,420	$153
Speedway	36	11
Pipeline Transportation(b)	90	38
Corporate and Other(c)	28	38

Total	$1,574	$240

(a)	Includes $1.31 billion for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 5 to the unaudited consolidated financial statements.
(b)	Includes $70 million for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 5 to the unaudited consolidated financial statements.
(c)	Includes capitalized interest of $4 million and $30 million for the three months ended March 31, 2013 and 2012, respectively.

The acquisition of the Galveston Bay Refinery and Related Assets comprised 87 percent of our total capital spending in the first quarter of 2013. The Detroit refinery heavy oil upgrading and expansion project, which we completed in 2012, comprised 65 percent (excluding capitalized interest associated with this project) of our Refining & Marketing segment capital spending in the first quarter of 2012.

Net cash used in financing activities totaled $520 million in the first quarter of 2013 and $910 million in the first quarter of 2012. The uses of cash in the first quarters of 2013 and 2012 were primarily for common stock repurchases under our share repurchase plan and dividend payments.

Cash used in common stock repurchases totaled $431 million in the first quarter of 2013 and $850 million in the first quarter of 2012 associated with the share repurchase plan authorized by our board of directors. We repurchased 5,105,842 common shares through open market repurchases during the first quarter of 2013 at an average cost of $84.45 per share. We entered into an $850 million ASR program on February 3, 2012, under which we repurchased 20,357,380 shares through July 2012 at an average cost of $41.75 per share. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase plan.

Cash used in dividend payments increased $29 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to a 10 cents per share increase in our base dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our quarterly dividend payment was 35 cents per common share in the first quarter of 2013 compared to 25 cents per common share in the first quarter of 2012.

Derivative Instruments

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources

As of March 31, 2013, we had no borrowings or letters of credit outstanding under our revolving credit agreements or our trade receivables securitization facility and our liquidity totaled $8.24 billion consisting of:

(In millions)	March 31, 2013
Cash and cash equivalents	$4,737
Revolving credit agreement(a)	2,500
Trade receivables securitization facility	1,000

Total	$8,237

(a)	Excludes MPLX’s revolving credit agreement.

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

Our revolving credit agreement (the “MPC Credit Agreement”) and MPLX’s revolving credit agreement (the “MPLX Credit Agreement”) contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC Credit Agreement) of no greater than 0.65 to 1.00. As of March 31, 2013, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of -0.02 to 1.00, as well as the other covenants contained in the MPC Credit Agreement.

The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). As of March 31, 2013, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 0.1 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.

Our intention is to maintain an investment grade credit profile. As of March 31, 2013, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

Rating Agency	Rating
Moody’s	Baa2 (positive outlook)
Standard & Poor’s	BBB (stable outlook)

The ratings reflect the respective views of the rating agencies. Although it is our intention to maintain a credit profile that supports an investment grade rating, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.

Neither the MPC Credit Agreement, the MPLX Credit Agreement nor our trade receivables securitization facility contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt to below investment grade ratings would increase the applicable interest rates, yields and other fees payable under the MPC Credit Agreement and our trade receivables securitization facility. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables securitization facility and could potentially impact our ability to purchase crude oil on an unsecured basis.

Debt-to-Total-Capital Ratio

Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 22 percent at March 31, 2013 and December 31, 2012.

(In millions)	March 31, 2013	December 31, 2012
Long-term debt due within one year	$22	$19
Long-term debt	3,394	3,342

Total debt	$3,416	$3,361

Calculation of debt-to-total-capital ratio:
Total debt	$3,416	$3,361
Total equity	12,412	12,105

Total capital	$15,828	$15,466

Debt-to-total-capital ratio	22%	22%

Capital Requirements

We have a capital and investment budget for 2013 of $1.62 billion, excluding capitalized interest and the purchase price for the Galveston Bay Refinery and Related Assets. The budget includes spending on refining, retail marketing, transportation, logistics and brand marketing projects as well as amounts designated for corporate activities. There have been no material changes to our 2013 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2012 was filed. We continuously evaluate our capital budget and make changes as conditions warrant.

Pursuant to the purchase and sale agreement for the Galveston Bay Refinery and Related Assets, we may be required to pay to the seller a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. See Note 5 to the unaudited consolidated financial statements.

As of March 31, 2013, we plan to make additional contributions of approximately $160 million to our funded pension plans in 2013.

On April 24, 2013, our board of directors approved a 35 cents per share dividend, payable June 10, 2013 to stockholders of record at the close of business on May 16, 2013.

On January 30, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization. The board also extended the remaining $650 million share repurchase authorization announced on February 1, 2012, for a total outstanding authorization of $2.65 billion through December 2014. During the first quarter of 2013, the final 870,947 shares from the $500 million ASR program were delivered to us and we paid $431 million to acquire 5,105,842 common shares through open market share repurchases. At March 31, 2013, we had an outstanding authorization of $2.22 billion available for repurchases. In addition, during the first quarter of 2013, we entered into agreements to acquire an additional 345,432 common shares for $31 million, which were settled in April 2013.

We may utilize various methods to effect additional repurchases, which could include open market purchases, negotiated block transactions, ASRs or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

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

Contractual Cash Obligations

The following table provides aggregated information on our consolidated obligations to make future payments under existing contracts as of March 31, 2013.

(In millions)	Total	2013	2014-2015	2016-2017	Later Years
Long-term debt(a)	$5,798	$88	$332	$1,039	$4,339
Capital lease obligations	570	36	96	92	346
Operating lease obligations	613	125	263	135	90
Purchase obligations:(b)
Crude oil, feedstock, refined product and renewable fuel contracts(c)	16,244	14,750	952	253	289
Transportation and related contracts	1,911	155	359	385	1,012
Contracts to acquire property, plant and equipment(d)(e)	885	171	411	303	—
Service, materials and other contracts(f)	1,571	364	437	277	493

Total purchase obligations	20,611	15,440	2,159	1,218	1,794
Other long-term liabilities reported in the consolidated balance sheet(g)	1,094	228	287	144	435

Total contractual cash obligations	$28,686	$15,917	$3,137	$2,628	$7,004

(a)	Includes interest payments for our senior notes and commitment and administrative fees for the MPC Credit Agreement, the MPLX Credit Agreement and our trade receivables securitization facility.
(b)	Includes both short- and long-term purchases obligations.
(c)

These contracts include variable price arrangements with estimated prices to be paid primarily based on current market conditions. We are in the process of implementing systems that will allow us to estimate prices based on futures curves, which as of March 31, 2013, has been implemented for contracts with purchase obligations of $1.31 billion.

(d)	Includes obligations to advance funds to equity method investees.
(e)	Includes $700 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets. See Note 5 to the unaudited consolidated financial statements.
(f)	Primarily includes contracts to purchase services such as utilities, supplies and various other maintenance and operating services.
(g)

Primarily includes obligations for pension and other postretirement benefits including medical and life insurance, which we have estimated through 2022. See Note 20 to the unaudited consolidated financial statements.

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

We have provided various guarantees related to equity method investees. In conjunction with our spinoff from Marathon Oil, we entered into various indemnities and guarantees to Marathon Oil. These arrangements are described in Note 22 to the unaudited consolidated financial statements.

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

Transactions with Related Parties

We believe that transactions with related parties were conducted under terms comparable to those with unrelated parties.

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

On January 25, 2013, the U.S. Court of Appeals for the D.C. circuit vacated the 2012 cellulosic biofuel requirements under the EPA renewable fuel standard (“RFS2”) program. In light of this ruling, the EPA is reconsidering and is anticipated to lower the 2011 and 2012 cellulosic biofuel requirements under the RFS2 program. The EPA also has proposed a rule establishing a quality assurance program for RINs purchased to help meet the annual biofuel requirements under the RFS2 program. This rule should be finalized later this year and is aimed at reducing the chances that RINs are fraudulently created or sold.

On March 29, 2013, the EPA announced its proposed Tier 3 fuel standards. The proposed Tier 3 fuel standards require, among other things, a lower allowable sulfur level in gasoline to no more than 10 parts per million by January 1, 2017. The EPA is accepting public comments on the standards and the agency is expected to finalize the Tier 3 fuel standards later this year. Our cost of compliance may be material; however, we will likely not be able to reasonably estimate our compliance costs until we have had time to review the final standards and develop our compliance plans.

There have been no other significant changes to our environmental matters and compliance costs during the three months ended March 31, 2013.

Critical Accounting Estimates

The preparation of financial statements in accordance with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Accounting estimates are considered to be critical if (1) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (2) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used. The following critical accounting estimates have been updated since our Annual Report on Form 10-K for the year ended December 31, 2012 was filed.

Fair Value Estimates

Acquisitions

In accounting for business combinations, acquired assets and liabilities are recorded based on estimated fair values as of the date of acquisition. The excess or shortfall of the purchase price when compared to the fair value of the net tangible and identifiable intangible assets acquired, if any, is recorded as goodwill or a bargain purchase, respectively. A significant amount of judgment is involved in estimating the individual fair values of property, plant and equipment, intangible assets and other assets and liabilities. We use all available information to make these fair value determinations and, for certain acquisitions, engage third-party consultants for assistance.

The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project related future cash inflows and outflows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity specific differences. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ from the projected results used to determine fair value. See Note 5 to the unaudited consolidated financial statements for additional information on our acquisitions.

Derivatives

We record all derivative instruments at fair value. All of our commodity derivatives are cleared through exchanges which provide active trading information for identical derivatives and do not require any assumptions in arriving at fair value.

Accounting Standards Not Yet Adopted

As of March 31, 2013, there are no accounting standards that have not yet been adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012.

See Notes 14 and 15 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.

Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2013 is provided in the following table.

	Incremental Change in IFO from a Hypothetical Price Increase of		Incremental Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of March 31, 2013
Crude	$(125)	$(311)	$135	$337
Refined products	(12)	(21)	26	65

We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.

We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2013 would cause future IFO effects to differ from those presented above.

Sensitivity analysis of the projected incremental effect of a hypothetical 100-basis-point shift in interest rates on financial assets and liabilities as of March 31, 2013 is provided in the following table.

(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities)(a)
Long-term debt(b)	$(3,513	) (c)	$(349	) (d)

(a)

Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	Excludes capital leases.
(c)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(d)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2013.

At March 31, 2013, our portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2013, the end of the period covered by this report.

Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Income from Operations by segment
Refining & Marketing	$1,105	$943
Speedway	67	50
Pipeline Transportation(a)	51	42
Items not allocated to segments(a)	(67)	(79)

Income from operations	$1,156	$956

Capital Expenditures and Investments(b)(c)
Refining & Marketing	$1,420	$153
Speedway	36	11
Pipeline Transportation	90	38
Corporate and Other(d)	28	38

Total	$1,574	$240

(a)

Included in the Pipeline Transportation segment are $5 million of corporate overhead costs attributable to MPLX, which were included in items not allocated to segments prior to MPLX’s October 31, 2012 initial public offering. These expenses are not currently allocated to other segments.

(b)	Capital expenditures include changes in capital accruals.
(c)

Includes $1.38 billion for the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory, of $1.17 billion plus assumed liabilities of $206 million. The total consideration amount of $1.17 billion includes the base purchase price and a fair-value estimate of $600 million for the contingent consideration. See Note 5 to the unaudited consolidated financial statements.

(d)	Includes capitalized interest of $4 million and $30 million for the three months ended March 31, 2013 and 2012, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
	2013	2012
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)(b)	1,895	1,558
Refining & Marketing Operating Statistics(b)
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,433	1,146
Other charge and blendstocks	238	174

Total	1,671	1,320

Crude Oil Capacity Utilization percent(c)	93	96
Refined Product Yields (thousands of barrels per day):
Gasoline	889	717
Distillates	523	397
Propane	32	25
Feedstocks and special products	184	130
Heavy fuel oil	30	15
Asphalt	46	54

Total	1,704	1,338

Refining & Marketing Refined Product Sales Volume (thousands of barrels per day)(d)	1,880	1,532
Refining & Marketing Gross Margin (dollars per barrel)(e)	$7.92	$8.36
Direct Operating Costs in Refining & Marketing Gross Margin (dollars per barrel):(f)
Planned turnaround and major maintenance	$1.15	$1.05
Depreciation and amortization	1.42	1.38
Other manufacturing(g)	3.81	3.16

Total	$6.38	$5.59

Speedway Operating Statistics
Convenience stores at period-end	1,463	1,370
Gasoline & distillates sales (millions of gallons)	745	706
Gasoline & distillates gross margin (dollars per gallon)(h)	$0.1301	$0.1096
Merchandise sales (in millions)	$711	$695
Merchandise gross margin (in millions)	$184	$179
Same store gasoline sales volume (period over period)	0.7%	-1.1%
Same store merchandise sales excluding cigarettes (period over period)	0.8%	10.4%
Pipeline Transportation Operating Statistics
Pipeline throughput (thousands of barrels per day)(i) :
Crude oil pipelines	1,272	1,121
Refined products pipelines	917	917

Total	2,189	2,038

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.
(b)	Includes the impact of the Galveston Bay Refinery and Related Assets beginning on the February 1, 2013 acquisition date.
(c)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.
(d)	Includes intersegment sales.
(e)

Sales revenue less cost of refinery inputs, purchased products and manufacturing expenses, including depreciation and amortization, divided by Refining & Marketing segment refined product sales volume.

(f)	Per barrel of total refinery throughputs.
(g)	Includes utilities, labor, routine maintenance and other operating costs.
(h)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillates sales volume.
(i)	On owned common-carrier pipelines, excluding equity method investments.

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

Environmental Proceedings

We are involved in a number of environmental proceedings arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth a summary of our purchases during the quarter ended March 31, 2013, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(d)
01/01/13—01/31/13	627	$63.51	—	$2,650,000,000
02/01/13—02/28/13	2,842,914	$74.32	2,824,115	2,492,872,865
03/01/13—03/31/13	3,167,244	$86.91	3,152,674	2,218,832,141

Total	6,010,785	$80.95	5,976,789

(a)

The amounts in this column include 627, 18,799 and 14,570 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in January, February and March, respectively.

(b)

Amounts in this column reflect the weighted average price paid for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans and shares purchased under our share repurchase authorizations during the periods indicated.

(c)

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of our common stock over a two-year period to expire on January 31, 2014 (the “2012 Repurchase Authorization”). On February 3, 2012, we entered into an accelerated share repurchase (“ASR”) program and paid $850 million to purchase our common stock. We received 20,357,380 shares of our common stock under this first ASR, which concluded on July 25, 2012. On November 5, 2012, we entered into a second ASR program and paid $500 million to purchase our common stock. We received 8,274,241 shares of our common stock under this second ASR, which concluded on February 5, 2013. The total value of share repurchases pursuant to the two ASR programs implemented by MPC in 2012 was $1.35 billion, with $650 million remaining under the 2012 Repurchase Authorization. On January 30, 2013, our board of directors extended the existing $650 million repurchase authorization and approved a new $2.0 billion repurchase authorization, both to expire on December 31, 2014 (the “2013 Repurchase Authorization”). This column discloses the number of shares repurchased under the 2012 Repurchase Authorization and the 2013 Repurchase Authorization during the periods indicated.

(d)	As of March 31, 2013, we had a total outstanding share repurchase authorization of approximately $2.22 billion through December 2014.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054

3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	10-Q	3.2	8/8/2012	001-35054

10.1	Form of Marathon Petroleum Corporation Performance Unit Award Agreement - 2013-2015 Performance Cycle					X

10.2	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement - Officer					X

10.3	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement - Officer					X

10.4	MPLX LP - Form of MPC Officer Phantom Unit Award Agreement					X

10.5	MPLX LP - Form of MPC Officer Performance Unit Award Agreement - 2013-2015 Performance Cycle					X

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X

101.INS+	XBRL Instance Document.						X

101.SCH+	XBRL Taxonomy Extension Schema.						X

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.						X

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.						X

101.DEF+	XBRL Taxonomy Extension Definition Linkbase.						X

101.LAB+	XBRL Taxonomy Extension Label Linkbase.						X

+	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2013	MARATHON PETROLEUM CORPORATION

	By:	/s/ Michael G. Braddock
Michael G. Braddock
Vice President and Controller