Form 10-Q
period 2013-06-30
Marathon Petroleum Corp
filed 2013-08-08
CIK 1510295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

There were 313,074,196 shares of Marathon Petroleum Corporation common stock outstanding as of July 31, 2013.

MARATHON PETROLEUM CORPORATION

Form 10-Q

Quarter Ended June 30, 2013

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Part I – Financial Information

Item 1. Financial Statements

Marathon Petroleum Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2013	2012	2013	2012
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$25,675	$20,240	$49,003	$40,504
Sales to related parties	2	3	4	4
Income from equity method investments	7	9	7	11
Net gain on disposal of assets	1	1	2	3
Other income	18	4	32	10

Total revenues and other income	25,703	20,257	49,048	40,532

Costs and expenses:
Cost of revenues (excludes items below)	22,320	16,800	42,354	34,121
Purchases from related parties	79	57	151	120
Consumer excise taxes	1,596	1,428	3,054	2,808
Depreciation and amortization	302	236	589	466
Selling, general and administrative expenses	358	365	607	616
Other taxes	88	64	177	138

Total costs and expenses	24,743	18,950	46,932	38,269

Income from operations	960	1,307	2,116	2,263
Net interest and other financial income (costs)	(45)	(17)	(93)	(39)

Income before income taxes	915	1,290	2,023	2,224
Provision for income taxes	316	476	694	814

Net income	599	814	1,329	1,410
Less net income attributable to noncontrolling interests	6	—	11	—

Net income attributable to MPC	$593	$814	$1,318	$1,410

Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$1.84	$2.39	$4.03	$4.09
Weighted average shares outstanding	322	340	326	344
Diluted:
Net income attributable to MPC per share	$1.83	$2.38	$4.01	$4.07
Weighted average shares outstanding	324	341	328	346
Dividends paid	$0.35	$0.25	$0.70	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Net income	$599	$814	$1,329	$1,410
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $81, $25, $135 and $33	135	39	225	55
Prior service costs, net of tax of ($4), $196, ($9) and $197	(7)	326	(15)	327

Other comprehensive income	128	365	210	382

Comprehensive income	727	1,179	1,539	1,792
Less comprehensive income attributable to noncontrolling interests	6	—	11	—

Comprehensive income attributable to MPC	$721	$1,179	$1,528	$1,792

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In millions, except per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$3,069	$4,860
Receivables, less allowance for doubtful accounts of $9 and $10	6,163	4,610
Inventories	4,830	3,449
Other current assets	190	110

Total current assets	14,252	13,029
Equity method investments	328	321
Property, plant and equipment, net	13,799	12,643
Goodwill	938	930
Other noncurrent assets	378	300

Total assets	$29,695	$27,223

Liabilities
Current liabilities:
Accounts payable	$8,601	$6,785
Payroll and benefits payable	284	364
Consumer excise taxes payable	406	325
Accrued taxes	612	598
Long-term debt due within one year	23	19
Other current liabilities	315	112

Total current liabilities	10,241	8,203
Long-term debt	3,387	3,342
Deferred income taxes	2,187	2,050
Defined benefit postretirement plan obligations	929	1,266
Deferred credits and other liabilities	754	257

Total liabilities	17,498	15,118

Commitments and contingencies (see Note 22)

Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued—362 million and 361 million shares (par value $0.01 per share, 1 billion shares authorized)	4	4
Held in treasury, at cost—45 million and 28 million shares	(2,672)	(1,253)
Additional paid-in capital	9,737	9,527
Retained earnings	4,969	3,880
Accumulated other comprehensive loss	(254)	(464)

Total MPC stockholders’ equity	11,784	11,694
Noncontrolling interests	413	411

Total equity	12,197	12,105

Total liabilities and equity	$29,695	$27,223

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2013	2012
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,329	$1,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	589	466
Pension and other postretirement benefits, net	(42)	183
Deferred income taxes	34	328
Net gain on disposal of assets	(2)	(3)
Equity method investments, net	3	8
Changes in the fair value of derivative instruments	(57)	106
Changes in:
Current receivables	(1,539)	753
Inventories	(455)	(697)
Current accounts payable and accrued liabilities	1,789	(2,022)
All other, net	(6)	84

Net cash provided by operating activities	1,643	616

Investing activities:
Additions to property, plant and equipment	(424)	(635)
Acquisitions	(1,515)	(163)
Disposal of assets	9	6
Investments—loans and advances	(38)	(11)
—redemptions and repayments	28	3
All other, net	22	2

Net cash used in investing activities	(1,918)	(798)

Financing activities:
Long-term debt—repayments	(10)	(6)
Debt issuance costs	(2)	—
Issuance of common stock	34	32
Common stock repurchased	(1,313)	(850)
Dividends paid	(229)	(172)
Distributions to noncontrolling interests	(9)	—
All other, net	13	(6)

Net cash used in financing activities	(1,516)	(1,002)

Net decrease in cash and cash equivalents	(1,791)	(1,184)
Cash and cash equivalents at beginning of period	4,860	3,079

Cash and cash equivalents at end of period	$3,069	$1,895

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation

Consolidated Statements of Equity (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2011	$4	$—	$9,482	$898	$(879)	$—	$9,505
Net income	—	—	—	1,410	—	—	1,410
Dividends paid	—	—	—	(172)	—	—	(172)
Other comprehensive income	—	—	—	—	382	—	382
Shares repurchased	—	(742)	(108)	—	—	—	(850)
Shares issued (returned)—stock based compensation	—	(1)	33	—	—	—	32
Stock-based compensation	—	—	28	—	—	—	28
Other	—	—	(9)	—	—	—	(9)

Balance as of June 30, 2012	$4	$(743)	$9,426	$2,136	$(497)	$—	$10,326

Balance as of December 31, 2012	$4	$(1,253)	$9,527	$3,880	$(464)	$411	$12,105
Net income	—	—	—	1,318	—	11	1,329
Dividends paid	—	—	—	(229)	—	—	(229)
Distributions to noncontrolling interests	—	—	—	—	—	(9)	(9)
Other comprehensive income	—	—	—	—	210	—	210
Shares repurchased	—	(1,413)	100	—	—	—	(1,313)
Shares issued (returned)—stock based compensation	—	(6)	33	—	—	—	27
Stock-based compensation	—	—	38	—	—	—	38
Tax settlement with Marathon Oil Corporation	—	—	39	—	—	—	39

Balance as of June 30, 2013	$4	$(2,672)	$9,737	$4,969	$(254)	$413	$12,197

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2011	357	—
Shares repurchased	—	(18)
Shares issued—stock-based compensation	1	—

Balance as of June 30, 2012	358	(18)

Balance as of December 31, 2012	361	(28)
Shares repurchased	—	(17)
Shares issued—stock-based compensation	1	—

Balance as of June 30, 2013	362	(45)

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

In the fourth quarter of 2012, we reclassified certain expenses from selling, general and administrative expenses to cost of revenues, which is consistent with expense classifications for MPLX, MPC’s consolidated subsidiary. Historical periods were also reclassified to conform to the current period presentation. This reclassification resulted in an increase in cost of revenues and a decrease in selling, general and administrative expenses of $11 million and $23 million in the three and six months ended June 30, 2012, respectively.

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

In December 2011, the FASB issued an accounting standards update which was amended in January 2013 that requires disclosure of additional information related to recognized derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset or are not offset but are subject to an enforceable netting agreement. The purpose of the requirement is to help users evaluate the effect or potential effect of offsetting and related netting arrangements on an entity’s financial position. The update was to be applied retrospectively and was effective for interim and annual periods beginning with the first quarter of 2013. The adoption of this accounting standards update in the first quarter of 2013 did not have an impact on our consolidated results of operations, financial position or cash flows. The new required disclosures are included in Note 15.

3. MPLX LP

MPLX is a publicly traded master limited partnership that was formed by us to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. MPLX’s initial assets consisted of a 51 percent general partner interest in MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States, and a 100 percent interest in a butane storage cavern in West Virginia. On May 1, 2013, we sold an additional five percent interest in Pipe Line Holdings to MPLX for $100 million. This increased MPLX’s ownership interest in Pipe Line Holdings to 56 percent and reduced our ownership interest to 44 percent.

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

4. Related Party Transactions

Our related parties included:

•

The Andersons Clymers Ethanol LLC (“TACE”), in which we had a 36 percent interest during the six months ended June 30, 2013 and 2012, and The Andersons Marathon Ethanol LLC (“TAME”), in which we had a 50 percent interest during the six months ended June 30, 2013 and 2012. These companies each own an ethanol production facility. Subsequent to June 30, 2013, we increased our ownership interests in TACE and TAME. See Note 23 for additional information.

•	Centennial Pipeline LLC (“Centennial”), in which we have a 50 percent interest. Centennial owns a refined products pipeline and storage facility.

•	LOOP LLC (“LOOP”), in which we have a 51 percent noncontrolling interest. LOOP owns and operates the only U.S. deepwater oil port.

•	Other equity method investees.

Sales to related parties were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Centennial	$—	$1	$—	$1
Other equity method investees	2	2	4	3

Total	$2	$3	$4	$4

Fees received for operating Centennial’s pipeline, which are included in other income on the consolidated statements of income, were $1 million for the three and six months ended June 30, 2013.

Purchases from related parties were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Centennial	$—	$—	$—	$9
LOOP	11	9	21	21
TAME	37	30	67	60
TACE	24	10	50	15
Other equity method investees	7	8	13	15

Total	$79	$57	$151	$120

Related party purchases from Centennial consist primarily of refined product transportation costs. Related party purchases from LOOP and other equity method investees consist primarily of crude oil transportation costs. Related party purchases from TAME and TACE consist of ethanol.

Receivables from Centennial, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were $1 million at June 30, 2013 and $2 million at December 31, 2012.

At June 30, 2013, we also had a $2 million long-term receivable from Centennial, which is included in other noncurrent assets on the consolidated balance sheet.

Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

	June 30,	December 31,
(In millions)	2013	2012
LOOP	$4	$4
TAME	5	5
TACE	5	2
Other equity method investees	2	2

Total	$16	$13

We had a throughput and deficiency agreement with Centennial, which expired on March 31, 2012. During the first quarter of 2012, we impaired our $14 million prepaid tariff with Centennial. For additional information on the impairment, see Note 15.

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

As of the acquisition date, we recorded a contingent liability of $600 million, representing the preliminary fair value of contingent consideration we expect to pay to BP related to the earnout provision. The fair value of the contingent consideration was estimated using an income approach. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the contract applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. We used internal and external forecasts for the crack spread and internal forecasts for refinery throughput volumes and applied an appropriate risk-adjusted discount rate to the range of cash flows indicated by various scenarios to determine the fair value of the arrangement. The fair value of the contingent consideration is reassessed each quarter, with changes in fair value recorded in cost of revenues. The fair value of the contingent consideration was $611 million at June 30, 2013, which includes $190 million classified as current. See Note 15 for additional information.

The transaction provides for a post-closing adjustment for inventory, which as of June 30, 2013 had not been finalized with the seller. If a change is made for the inventory adjustment, the fair value of the assets acquired will be revised.

The components of the fair value of consideration transferred are as follows:

(In millions)
Cash	$1,491
Fair value of contingent consideration as of acquisition date	600
Liability assumed to seller	6
Estimated post-closing adjustment	(14)

Total consideration	$2,083

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, pending completion of an independent appraisal and other evaluations. During the second quarter of 2013, we made minor updates to the preliminary fair value measurements of assets acquired and liabilities assumed, with the revised balances shown in the table below.

(In millions)
Inventories	$925
Other current assets	1
Property, plant and equipment, net	1,279
Other noncurrent assets	88
Accounts payable	(12)
Payroll and benefits payable	(14)
Long-term debt due within one year(a)	(2)
Other current liabilities	(6)
Long-term debt(a)	(58)
Defined benefit postretirement plan obligations	(43)
Deferred credits and other liabilities	(75)

Total	$2,083

(a)	Represents a capital lease obligation assumed.

Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the Galveston Bay Refinery and Related Assets acquisition.

Other noncurrent assets consist of a $20 million intangible asset related to customer relationships and a $68 million intangible asset related to prepaid licensed refinery technology agreements. The intangible assets related to customer relationships and prepaid licensed refinery technology agreements are being amortized on a straight-line basis over four and 15 years, respectively. The weighted average life over which these acquired intangibles are being amortized is approximately 13 years.

We recognized $6 million of acquisition-related costs associated with the Galveston Bay Refinery and Related Assets acquisition through June 30, 2013. These costs were expensed and were included in selling, general and administrative expenses.

Our refineries and related assets are operated as an integrated system. As the information is not available by refinery, it is not practicable to disclose the revenues and net income associated with the acquisition that were included in our consolidated statements of income for the three and six months ended June 30, 2013.

The following unaudited pro forma financial information presents consolidated results assuming the Galveston Bay Refinery and Related Assets acquisition occurred on January 1, 2012. The pro forma financial information does not give effect to potential synergies that could result from the acquisition and is not necessarily indicative of the results of future operations.

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions, except per share data)	2012	2013	2012
Sales and other operating revenues (including consumer excise taxes)	$25,508	$50,971	$50,826
Net income attributable to MPC	804	1,373	1,268
Net income attributable to MPC per share—basic	$2.36	$4.21	$3.69
Net income attributable to MPC per share—diluted	2.36	4.19	3.66

The pro forma information includes adjustments to align accounting policies, an adjustment to depreciation expense to reflect the fair value of property, plant and equipment, increased amortization expense related to identifiable intangible assets and the related income tax effects. The pro forma information for the six months ended June 30, 2013 and 2012 reflect revisions made during the second quarter of 2013 to the estimated fair values of assets acquired and liabilities assumed.

Acquisitions of Convenience Stores

During the six months ended June 30, 2013, Speedway LLC acquired 9 convenience stores located in Tennessee, western Indiana and western Pennsylvania. In connection with these acquisitions, our Speedway segment recorded $8 million of goodwill, which is deductible for income tax purposes.

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

These acquisitions support our strategic initiative to increase our Speedway segment sales and profitability. The principal factors contributing to a purchase price resulting in goodwill included the acquired stores complementing our existing network in our Midwest market, access to our refined product transportation systems and the potential for higher merchandise sales.

Assuming these transactions had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

6. Variable Interest Entity

On December 1, 2010, we completed the sale of most of our Minnesota assets. These assets included the 74,000 barrel per calendar day St. Paul Park refinery and associated terminals, 166 convenience stores primarily branded SuperAmerica®, along with the SuperMom’s bakery and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. We refer to these assets as the “Minnesota Assets.” Certain terms of the transaction and the subsequent settlement agreement with the buyer resulted in the creation of variable interests in a variable interest entity (“VIE”) that owns the Minnesota Assets. At June 30, 2013, our variable interests in this VIE included our preferred security, which was reflected at $48 million in other noncurrent assets on our consolidated balance sheet, and store lease guarantees of $5 million. Our maximum exposure to loss due to this VIE at June 30, 2013 was $53 million.

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

Shares related to stock-based compensation awards excluded from the diluted share calculation as their effect would be anti-dilutive are approximately one million and five million shares for the three months ended June 30, 2013 and 2012 and one million and four million shares for the six months ended June 30, 2013 and 2012, respectively.

MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2013	2012	2013	2012
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$593	$814	$1,318	$1,410
Income allocated to participating securities	1	2	2	3

Income available to common stockholders—basic	$592	$812	$1,316	$1,407

Weighted average common shares outstanding	322	340	326	344

Basic earnings per share	$1.84	$2.39	$4.03	$4.09

Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$593	$814	$1,318	$1,410
Income allocated to participating securities	1	2	2	3

Income available to common stockholders—diluted	$592	$812	$1,316	$1,407

Weighted average common shares outstanding	322	340	326	344
Effect of dilutive securities	2	1	2	2

Weighted average common shares, including dilutive effect	324	341	328	346

Diluted earnings per share	$1.83	$2.38	$4.01	$4.07

8. Equity

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. Through January 30, 2013, we had acquired $1.35 billion of shares under the initial $2.0 billion authorization. On January 30, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization. The board also extended the remaining $650 million share repurchase authorization, for a total outstanding authorization of $2.65 billion through December 2014. After the effects of the accelerated share repurchase (“ASR”) programs and open market repurchases shown below, $1.34 billion of the amount authorized by our board of directors was available for repurchases at June 30, 2013. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

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

Total share repurchases transacted through ASR programs and open market transactions were as follows for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2013	2012	2013	2012
Number of shares repurchased(a)	11	—	17	18
Cash paid for shares repurchased	$882	$—	$1,313	$850
Effective average cost per delivered share	$80.31	$—	$80.54	$41.75

(a)	The six months ended June 30, 2013 includes one million shares received under the November 2012 ASR program, which were paid for in 2012.

As of June 30, 2013, the total number of shares we have repurchased cumulatively through the ASR programs and open market repurchases since February 2012 was 45 million shares at an average cost per share of $59.55. The cash paid for shares repurchased was $2.66 billion. In addition, at June 30, 2013, we had agreements to acquire additional common shares for $36 million, which were settled in early July 2013.

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

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended June 30, 2013
Revenues:
Customer	$21,888	$3,768	$19	$25,675
Intersegment(a)	2,434	1	119	2,554
Related parties	2	—	—	2

Segment revenues	24,324	3,769	138	28,231
Elimination of intersegment revenues	(2,434)	(1)	(119)	(2,554)

Total revenues	$21,890	$3,768	$19	$25,677

Segment income from operations(b)	$903	$123	$58	$1,084
Income from equity method investments	3	—	4	7
Depreciation and amortization(c)	252	27	18	297
Capital expenditures and investments(d)(e)	134	76	41	251

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended June 30, 2012
Revenues:
Customer	$16,589	$3,632	$21	$20,242
Intersegment(a)	2,214	1	87	2,302
Related parties	2	—	1	3

Segment revenues	18,805	3,633	109	22,547
Elimination of intersegment revenues	(2,214)	(1)	(87)	(2,302)

Total revenues	$16,591	$3,632	$22	$20,245

Segment income from operations	$1,325	$107	$50	$1,482
Income (loss) from equity method investments	(1)	—	10	9
Depreciation and amortization(c)	191	28	12	231
Capital expenditures and investments(d)(e)	178	187	60	425

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Six Months Ended June 30, 2013
Revenues:
Customer	$41,760	$7,209	$40	$49,009
Intersegment(a)	4,633	2	223	4,858
Related parties	4	—	—	4

Segment revenues	46,397	7,211	263	53,871
Elimination of intersegment revenues	(4,633)	(2)	(223)	(4,858)

Total revenues	$41,764	$7,209	$40	$49,013

Segment income from operations(b)	$2,008	$190	$109	$2,307
Income (loss) from equity method investments	(1)	—	8	7
Depreciation and amortization(c)	488	54	36	578
Capital expenditures and investments(d)(e)(f)	1,554	112	131	1,797

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Six Months Ended June 30, 2012
Revenues:
Customer	$33,552	$6,916	$38	$40,506
Intersegment(a)	4,173	2	169	4,344
Related parties	3	—	1	4

Segment revenues	37,728	6,918	208	44,854
Elimination of intersegment revenues	(4,173)	(2)	(169)	(4,344)

Total revenues	$33,555	$6,916	$39	$40,510

Segment income from operations	$2,268	$157	$92	$2,517
Income (loss) from equity method investments	(1)	—	12	11
Depreciation and amortization(c)	376	55	24	455
Capital expenditures and investments(d)(e)	331	198	98	627

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.
(b)

Included in the Pipeline Transportation segment for the three and six months ended June 30, 2013 are $5 million and $10 million of corporate overhead costs attributable to MPLX, which were included in items not allocated to segments prior to MPLX’s October 31, 2012 initial public offering. These expenses are not currently allocated to other segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.
(d)	Capital expenditures include changes in capital accruals.
(e)	Includes Speedway’s acquisitions of convenience stores. See Note 5.
(f)	The Refining & Marketing and Pipeline Transportation segments include $1.30 billion and $70 million, respectively, for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 5.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Segment income from operations	$1,084	$1,482	$2,307	$2,517
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(64)	(92)	(131)	(171)
Pension settlement expenses	(60)	(83)	(60)	(83)
Net interest and other financial income (costs)	(45)	(17)	(93)	(39)

Income before income taxes	$915	$1,290	$2,023	$2,224

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.
(b)	Corporate overhead costs attributable to MPLX were included in the Pipeline Transportation segment subsequent to MPLX’s October 31, 2012 initial public offering.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Segment capital expenditures and investments	$251	$425	$1,797	$627
Less: Investments in equity method investees	6	—	11	7
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	28	20	52	28
Capitalized interest	4	36	8	66

Total capital expenditures(a)(b)	$277	$481	$1,846	$714

(a)	Capital expenditures include changes in capital accruals.
(b)	See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

The following reconciles total revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Total revenues (as reported above)	$25,677	$20,245	$49,013	$40,510
Plus: Corporate and other unallocated items	—	(2)	(6)	(2)
Less: Sales to related parties	2	3	4	4

Sales and other operating revenues (including consumer excise taxes)	$25,675	$20,240	$49,003	$40,504

Total assets by reportable segment were:

(In millions)	June 30, 2013	December 31, 2012
Refining & Marketing	$19,784	$17,052
Speedway	2,019	1,947
Pipeline Transportation	1,943	1,950
Corporate and Other	5,949	6,274

Total consolidated assets	$29,695	$27,223

10. Other Items

Net interest and other financial income (costs) was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Interest:
Net interest expense	$(46)	$(46)	$(92)	$(91)
Interest capitalized	4	36	8	66

Total net interest	(42)	(10)	(84)	(25)
Other:
Bank service and other fees	(3)	(7)	(9)	(14)

Net interest and other financial income (costs)	$(45)	$(17)	$(93)	$(39)

11. Income Taxes

The combined federal, state and foreign income tax rate was 35 percent and 37 percent for the three months ended June 30, 2013 and 2012, respectively, and 34 percent and 37 percent for the six months ended June 30, 2013 and 2012, respectively. The effective tax rate for the three and six months ended June 30, 2013 is equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, partially offset by state and local tax expense. The effective tax rate for the three and six months ended June 30, 2012 exceeded the U.S. statutory rate of 35 percent due to state and local tax expense, partially offset by permanent benefit differences.

Prior to the June 30, 2011 spinoff transaction from Marathon Oil Corporation (“Marathon Oil”), we were included in Marathon Oil’s income tax returns for all applicable years. During 2011, we anticipated a future settlement between Marathon Oil and us upon the filing of Marathon Oil’s consolidated U.S. federal and state income tax returns for the period prior to June 30, 2011. During the three months ended June 30, 2013, we settled with Marathon Oil for the 2011 period, resulting in a $39 million increase to additional paid in capital.

We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2003 tax years, respectively. We had $22 million of unrecognized tax benefits as of June 30, 2013. Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 22 for indemnification information. During the three months ended June 30, 2013, we settled with Marathon Oil our U.S. federal and related state return liabilities for the 2008-2009 tax years, resulting in a reduction in unrecognized tax benefits of $21 million.

12. Inventories

	June 30,	December 31,
(In millions)	2013	2012
Crude oil and refinery feedstocks	$1,958	$1,383
Refined products	2,471	1,761
Merchandise	80	74
Supplies and sundry items	321	231

Total (at cost)	$4,830	$3,449

Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. There were no liquidations of LIFO inventories for the six months ended June 30, 2013 and 2012.

13. Property, Plant and Equipment

	June 30,	December 31,
(In millions)	2013	2012
Refining & Marketing	$16,536	$15,089
Speedway	2,183	2,100
Pipeline Transportation	1,862	1,747
Corporate and Other	525	473

Total	21,106	19,409
Less accumulated depreciation	7,307	6,766

Net property, plant and equipment	$13,799	$12,643

14. Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows:

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Balance as of December 31, 2012	$551	$217	$162	$930
Acquisitions(a)	—	8	—	8

Balance as of June 30, 2013	$551	$225	$162	$938

(a)	See Note 5 for information on acquisitions.

15. Fair Value Measurements

Fair Values—Recurring

The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below.

	June 30, 2013
	Fair Value Hierarchy			Netting	Net Carrying	Collateral
(In millions)	Level 1	Level 2	Level 3	and Collateral(a)	Value on Balance Sheet(b)	Pledged Not Offset
Commodity derivative instruments, assets	$58	$—	$—	$(30)	$28	$71
Other assets	2	—	—	N/A	2	—

Total assets at fair value	$60	$—	$—	$(30)	$30	$71

Commodity derivative instruments, liabilities	$30	$—	$—	$(30)	$—	$—
Contingent consideration, liability(c)	—	—	611	N/A	611	—

Total liabilities at fair value	$30	$—	$611	$(30)	$611	$—

	December 31, 2012
	Fair Value Hierarchy			Netting	Net Carrying	Collateral
(In millions)	Level 1	Level 2	Level 3	and Collateral(a)	Value on Balance Sheet(b)	Pledged Not Offset
Commodity derivative instruments, assets	$49	$—	$—	$(49)	$—	$45
Other assets	2	—	—	N/A	2	—

Total assets at fair value	$51	$—	$—	$(49)	$2	$45

Commodity derivative instruments, liabilities	$88	$—	$—	$(88)	$—	$—

(a)

Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of December 31, 2012, cash collateral of $39 million was netted with mark-to-market derivative liabilities.

(b)	We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.
(c)	Includes $190 million that is classified as current.

Commodity derivatives in Level 1 are exchange-traded contracts for crude oil and refined products measured at fair value with a market approach using the close-of-day settlement prices for the market. Commodity derivatives are covered under master netting agreements with an unconditional right to offset. Collateral deposits in futures commission merchant accounts covered by master netting agreements related to Level 1 commodity derivatives are classified as Level 1 in the fair value hierarchy.

The contingent consideration represents the fair value as of June 30, 2013 of the amount we expect to pay to BP related to the earnout provision for the Galveston Bay Refinery and Related Assets acquisition. See Note 5. The fair value of the contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the contract applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation included significant unobservable inputs, including (1) an estimate of refinery throughput volumes; (2) a range of internal and external crack spread forecasts from $14 to $18 per barrel; and (3) a range of risk-adjusted discount rates from 5 percent to 10 percent. An increase or decrease in crack spread forecasts or refinery throughput volume expectations will result in a corresponding increase or decrease in the fair value. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual thresholds. An increase or decrease in the discount rate will result in a decrease or increase to the fair value, respectively. The fair value of the contingent consideration is reassessed each quarter, with changes in fair value recorded in cost of revenues.

The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Beginning balance	$600	$—	$—	$—
Contingent consideration agreement	—	—	600	—
Total realized and unrealized losses included in net income	11	2	11	2
Settlements of derivative instruments	—	(2)	—	(2)

Ending balance	$611	$—	$611	$—

There were no unrealized gains or losses recorded in net income for the three and six months ended June 30, 2013 and 2012 related to Level 3 derivative instruments held at June 30, 2013 and 2012, respectively. See Note 16 for the income statement impacts of our derivative instruments.

Fair Values – Nonrecurring

The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Six Months Ended June 30,
	2013		2012
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Property, plant and equipment, net	$1	$8	$—	$—
Other noncurrent assets	—	—	—	14

Due to changing market conditions, we assessed one of our light products terminals for impairment. The terminal is operated by our Refining & Marketing segment. During the second quarter of 2013, we recorded an impairment charge of $8 million for this terminal. The impairment is included in depreciation and amortization on the consolidated statements of income. The fair value of the terminal was measured using a market approach based on comparable area property values which are Level 3 inputs.

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

Fair Values – Reported

The following table summarizes financial instruments on the basis of their nature, characteristics and risk at June 30, 2013 and December 31, 2012, excluding the derivative financial instruments and contingent consideration reported above.

	June 30, 2013		December 31, 2012
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$255	$61	$263	$59
Other	30	29	33	31

Total financial assets	$285	$90	$296	$90

Financial liabilities:
Long-term debt(a)	$3,322	$3,004	$3,559	$3,006
Deferred credits and other liabilities	24	24	23	23

Total financial liabilities	$3,346	$3,028	$3,582	$3,029

(a)	Excludes capital leases

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

16. Derivatives

For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 15. We do not designate any of our commodity derivative instruments as hedges for accounting purposes. Our interest rate derivative instruments were designated as fair value accounting hedges.

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$58	$30	Other current assets

	December 31, 2012
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$49	$88	Other current assets

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

The table below summarizes open commodity derivative contracts as of June 30, 2013.

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	9,830
Exchange-traded	Short	(26,622)
Refined Products(a)
Exchange-traded	Long	3,412
Exchange-traded	Short	(5,992)

(a)	100 percent of these contracts expire in the third quarter of 2013.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)		Gain (Loss)
	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Income Statement Location	2013	2012	2013	2012
Sales and other operating revenues	$3	$44	$4	$38
Cost of revenues	51	356	(9)	309

Total	$54	$400	$(5)	$347

17. Debt

Our outstanding borrowings at June 30, 2013 and December 31, 2012 consisted of the following:

(In millions)	June 30, 2013	December 31, 2012
Marathon Petroleum Corporation:
Revolving credit agreement due 2017	$—	$—
3.500% senior notes due March 1, 2016	750	750
5.125% senior notes due March 1, 2021	1,000	1,000
6.500% senior notes due March 1, 2041	1,250	1,250
Consolidated subsidiaries:
Capital lease obligations due 2013-2028	406	355
MPLX Operations LLC revolving credit agreement due 2017	—	—
Trade receivables securitization facility due 2014	—	—

Total	3,406	3,355
Unamortized discount	(10)	(10)
Fair value adjustments(a)	14	16
Amounts due within one year	(23)	(19)

Total long-term debt due after one year	$3,387	$3,342

(a)	See Note 16 for information on interest rate swaps.

There were no borrowings or letters of credit outstanding under the revolving credit agreements or the trade receivable securitization facility at June 30, 2013.

18. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2013	2012
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$86	$16
Net income taxes paid to taxing authorities	719	384
Non-cash investing and financing activities:
Capital lease obligations increase	$61	$30
Acquisitions:
Contingent consideration(a)	600	—
Liability assumed to seller(a)	6	—
Intangible asset acquired	—	3
Liability assumed	—	2

(a)	See Note 5.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2013	2012
Additions to property, plant and equipment	$424	$635
Acquisitions(a)	1,391	155
Increase (decrease) in capital accruals	31	(76)

Total capital expenditures	$1,846	$714

(a)

Includes $1.37 billion in 2013 for the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory and other current assets, of $1.16 billion plus assumed liabilities of $210 million. The 2012 acquisitions exclude the inventory acquired and liability assumed. See Note 5.

19. Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2012	$(432)	$(36)	$4	$—	$(464)
Other comprehensive income before reclassifications	158	3	—	2	163
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(22)	(2)	—	—	(24)
– actuarial loss(a)	39	1	—	—	40
– settlement loss(a)	60	—	—	—	60
Tax benefit	(29)	—	—	—	(29)

Other comprehensive income	206	2	—	2	210

Balance as of June 30, 2013	$(226)	$(34)	$4	$2	$(254)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 20.

20. Defined Benefit Pension and Other Postretirement Plans

The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$23	$15	$6	$5
Interest cost	18	28	6	6
Expected return on plan assets	(26)	(25)	—	—
Amortization – prior service cost (credit)	(11)	2	—	—
– actuarial loss	18	22	—	—
– net settlement/curtailment loss	60	83	—	—

Net periodic benefit cost	$82	$125	$12	$11

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$46	$32	$12	$10
Interest cost	36	55	13	13
Expected return on plan assets	(53)	(51)	—	—
Amortization – prior service cost (credit)	(22)	4	(2)	—
– actuarial loss	39	46	1	—
– net settlement/curtailment loss	60	83	—	—

Net periodic benefit cost	$106	$169	$24	$23

During the six months ended June 30, 2013, we made contributions of $158 million to our funded pension plans. We may make additional contributions to our pension plans in 2013 depending upon the anticipated funding status and plan asset performance. Current benefit payments related to unfunded pension and other postretirement benefit plans were $4 million and $10 million, respectively, during the six months ended June 30, 2013.

Due to the Galveston Bay Refinery and Related Assets acquisition, during the first quarter of 2013, we remeasured certain pension and retiree medical plans resulting in a $122 million decrease in liabilities. The decrease in liabilities was due to a 0.2 percent increase in discount rates and an increase in pension plan asset value from December 31, 2012 to the remeasurement date. The net periodic benefit costs for the six months ended June 30, 2013 reflect these remeasurements. The purchase accounting for the Galveston Bay Refinery and Related Assets acquisition includes a $43 million liability related to retiree medical assumed at the acquisition date. See Note 5.

During the three months ended June 30, 2013 and 2012, we determined that lump sum payments to employees retiring in the respective year would exceed the plans’ total service and interest costs for the year. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, during the three months ended June 30, 2013 and 2012, we recorded pension settlement expenses related to our cumulative lump sum payments made during the first six months of 2013 and 2012, respectively.

On May 17, 2012, we communicated to our employees changes in the defined benefit pension plans for Speedway and the legacy portion of the Marathon Petroleum Retirement Plan effective January 1, 2013. Final average pensionable earnings used to calculate pension benefits under these plans were fixed as of December 31, 2012. In addition, cap protection was added to limit potential annual lump sum distribution discount rate increases. These plan amendments resulted in an overall decrease in pension liabilities of approximately $537 million, with the offset primarily to other comprehensive income, which was recorded in the three months ended June 30, 2012. The benefit of this liability reduction is being amortized into income through 2024.

21. Stock-Based Compensation Plans

Stock Option Awards

The following table presents a summary of our stock option award activity for the six months ended June 30, 2013:

	Number of Shares(a)	Weighted Average Exercise Price
Outstanding at December 31, 2012	6,172,194	$36.17
Granted	408,603	84.65
Exercised	(948,149)	35.42
Forfeited, canceled or expired	(43,508)	37.61

Outstanding at June 30, 2013	5,589,140	39.83

(a)	Includes an immaterial number of stock appreciation rights.

The grant date fair value of stock option awards granted during the six months ended June 30, 2013 was $27.13 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions. The assumption for expected volatility of our stock price was refined for the six months ended June 30, 2013 to reflect a weighting of 33 percent of MPC’s common stock implied volatility and 67 percent of the historical volatility for a selected group of peer companies.

Restricted Stock Awards

The following table presents a summary of restricted stock award activity for the six months ended June 30, 2013:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	638,073	$40.83	359,111	$31.07
Granted	249,158	87.78	11,568	78.00
RS’s Vested/RSU’s Issued	(196,628)	37.21	(252)	43.44
Forfeited	(12,833)	55.25	—	—

Outstanding at June 30, 2013	677,770	58.87	370,427	32.52

Performance Unit Awards

The following table presents a summary of the activity for performance unit awards to be settled in shares for the six months ended June 30, 2013:

Number of Units
Outstanding at December 31, 2012	2,040,000
Granted	1,782,500
Settled	—
Canceled	—

Outstanding at June 30, 2013	3,822,500

The performance unit awards granted in 2013 have a grant date fair value of $1.12 per unit, as calculated using a Monte Carlo valuation model.

MPLX Awards

During the six months ended June 30, 2013, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.

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

At June 30, 2013 and December 31, 2012, accrued liabilities for remediation totaled $132 million and $123 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $49 million and $51 million at June 30, 2013 and December 31, 2012, respectively.

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

Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC. Both LOOP and LOCAP LLC have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of June 30, 2013.

We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $44 million as of June 30, 2013.

We hold an interest in an ethanol production facility through our investment in TAME, and through our participation as a lender under TAME’s revolving credit agreement, have agreed to reimburse the bank for 50 percent of any amounts drawn on a letter of credit that has been issued to secure TAME’s repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at June 30, 2013.

Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $9 million as of June 30, 2013, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $122 million as of June 30, 2013, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, an indemnity to the co-lenders associated with an equity method investee’s credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.

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

Contractual commitments—At June 30, 2013, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $870 million, which includes $700 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets. See Note 5 for additional information on the contingent consideration.

23. Subsequent Event

On August 1, 2013, we acquired from Mitsui & Co. (U.S.A.), Inc. its interests in three ethanol companies for $75 million in cash. Under the agreement, we acquired an additional 24 percent interest in TACE, bringing our ownership interest to 60 percent; a 34 percent interest in The Andersons Ethanol Investment LLC, which holds a 50 percent ownership in TAME, bringing our direct and indirect ownership interest in TAME to 67 percent; and a 40 percent interest in The Andersons Albion Ethanol LLC, which owns an ethanol production facility in Albion, Michigan. We expect to hold a noncontrolling interest in each of these entities and account for them using the equity method of accounting.

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

Executive Summary

Net income attributable to MPC was $593 million and $1.32 billion, or $1.83 and $4.01 per diluted share, for the second quarter and first six months of 2013 compared to $814 million and $1.41 billion, or $2.38 and $4.07 per diluted share, for the second quarter and first six months of 2012. The decreases were primarily due to our Refining & Marketing segment, which generated income from operations of $903 million and $2.01 billion in the second quarter and first six months of 2013 compared to $1.33 billion and $2.27 billion in the second quarter and first six months of 2012.

The decreases in Refining & Marketing segment income from operations were primarily due to lower refining and marketing gross margins, which were $6.18 per barrel and $6.99 per barrel in the second quarter and first six months of 2013 compared to $11.13 per barrel and $9.76 per barrel in the second quarter and first six months of 2012. These impacts were partially offset by increases in refined product sales volumes related to the Galveston Bay refinery acquired in February 2013.

Speedway segment income from operations increased $16 million and $33 million in the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to increases in our gasoline and distillate gross margin and our merchandise gross margin, partially offset by higher expenses attributable to an increase in the number of convenience stores.

Pipeline Transportation segment income from operations increased $8 million and $17 million in the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012. The increases primarily reflect higher transportation tariffs, partially offset by higher operating, including mechanical integrity, and depreciation expenses.

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

On January 30, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization. The board also extended the remaining $650 million share repurchase authorization announced on February 1, 2012, for a total outstanding authorization of $2.65 billion through December 2014. During the six months ended June 30, 2013, we paid $1.31 billion to repurchase our common shares, and received 17 million common shares through open market share repurchases and the final shares received under our November 2012 ASR program. The effective average cost was $80.54 per delivered share. At June 30, 2013, we also had agreements to repurchase additional common shares for $36 million, which were settled in early July 2013.

Overview of Segments

Refining & Marketing

Refining & Marketing segment income from operations depends largely on our refining and marketing gross margin and refinery throughputs.

Our refining and marketing gross margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries, the costs of purchased products and refinery direct operating costs, including turnaround and major maintenance, depreciation and amortization and other manufacturing expenses. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same relationship as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Midwest (Chicago) and U.S. Gulf Coast (“USGC”) crack spreads that we believe most closely track our operations and slate of products. Light Louisiana Sweet crude oil (“LLS”) prices and a 6-3-2-1 ratio of products (6 barrels of LLS crude oil producing 3 barrels of unleaded regular gasoline, 2 barrels of ultra-low sulfur diesel and 1 barrel of 3 percent sulfur residual fuel) are used for these crack-spread calculations.

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

Historically, West Texas Intermediate crude oil (“WTI”) has traded at prices similar to LLS. During the first six months of 2012 and in early 2013, WTI traded at prices significantly less than LLS, which favorably impacted our refining and marketing gross margin. Logistical constraints in the U.S. mid-continent markets and other market factors acted to keep the price of WTI from rising with the prices of crude oil produced in other regions. However, the differential between WTI and LLS significantly narrowed in the second quarter of 2013 due to a variety of domestic and international market conditions along with changes in logistical infrastructure. Future crude oil differentials will be dependent on a variety of market and economic factors.

The following table provides sensitivities showing the estimated change in annual net income due to potential changes in market conditions.

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

In addition to the market changes indicated by the crack spreads, the sweet/sour differential and the discount of WTI to LLS, our refining and marketing gross margin is impacted by factors such as:

•	the types of crude oil and other charge and blendstocks processed;

•	the selling prices realized for refined products;

•	the impact of commodity derivative instruments used to hedge price risk;

•	the cost of products purchased for resale; and

•	changes in refinery direct operating costs, which include turnaround and major maintenance, depreciation and amortization and other manufacturing expenses.

Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. We had significant planned turnaround and major maintenance activities at our Catlettsburg, Kentucky; Garyville, Louisiana; and Galveston Bay refineries during the first six months of 2013 compared to activities at our Garyville and Robinson, Illinois refineries during the first six months of 2012.

Speedway

Our retail marketing gross margin for gasoline and distillate, which is the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, impacts the Speedway segment profitability. Numerous factors impact gasoline and distillate demand throughout the year, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. Market demand increases for gasoline and distillate generally increase the product margin we can realize. The gross margin on merchandise sold at convenience stores historically has been less volatile. Approximately two-thirds of Speedway’s gross margin was derived from merchandise sales in the second quarter and first six months of 2013.

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

Results of Operations

Consolidated Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2013	2012	Variance	2013	2012	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$25,675	$20,240	$5,435	$49,003	$40,504	$8,499
Sales to related parties	2	3	(1)	4	4	—
Income from equity method investments	7	9	(2)	7	11	(4)
Net gain on disposal of assets	1	1	—	2	3	(1)
Other income	18	4	14	32	10	22

Total revenues and other income	25,703	20,257	5,446	49,048	40,532	8,516

Costs and expenses:
Cost of revenues (excludes items below)	22,320	16,800	5,520	42,354	34,121	8,233
Purchases from related parties	79	57	22	151	120	31
Consumer excise taxes	1,596	1,428	168	3,054	2,808	246
Depreciation and amortization	302	236	66	589	466	123
Selling, general and administrative expenses	358	365	(7)	607	616	(9)
Other taxes	88	64	24	177	138	39

Total costs and expenses	24,743	18,950	5,793	46,932	38,269	8,663

Income from operations	960	1,307	(347)	2,116	2,263	(147)
Net interest and other financial income (costs)	(45)	(17)	(28)	(93)	(39)	(54)

Income before income taxes	915	1,290	(375)	2,023	2,224	(201)
Provision for income taxes	316	476	(160)	694	814	(120)

Net income	599	814	(215)	1,329	1,410	(81)
Less net income attributable to noncontrolling interests	6	—	6	11	—	11

Net income attributable to MPC	$593	$814	$(221)	$1,318	$1,410	$(92)

Net income attributable to MPC decreased $221 million in the second quarter and $92 million in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to decreases in refining and marketing gross margins, which were $6.18 per barrel and $6.99 per barrel in the second quarter and first six months of 2013 compared to $11.13 per barrel and $9.76 per barrel in the second quarter and first six months of 2012. These impacts were partially offset by increases in refined product sales volumes related to the Galveston Bay refinery acquired in February 2013.

Sales and other operating revenues (including consumer excise taxes) increased $5.44 billion in the second quarter and $8.50 billion in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to higher refined product sales volumes, which increased to 2,135 thousand barrels per day (“mbpd”) and 2,016 mbpd in the second quarter and first six months of 2013 from 1,591 mbpd and 1,574 mbpd in the second quarter and first six months of 2012, primarily due to the Galveston Bay refinery acquired in February 2013. This impact was partially offset by decreases in refined product selling prices.

Other income increased $14 million in the second quarter and $22 million in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to increases in sales of Renewable Identification Numbers (“RINs”) and dividends received from pipeline affiliates.

Cost of revenues increased $5.52 billion in the second quarter and $8.23 billion in the first six months of 2013 compared to the second quarter and first six months of 2012. The increases were primarily due to increases in purchased crude oil volumes in the Refining & Marketing segment. Crude oil volumes increased 40 percent in the second quarter and 32 percent in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily associated with the Galveston Bay refinery acquired in February 2013.

Purchases from related parties increased $22 million in the second quarter and $31 million in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to higher acquisition costs of ethanol from our ethanol investments due to increases in ethanol volumes purchased and higher ethanol prices, partially offset by a decrease in purchases from Centennial in the first six months of 2013.

Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that continued through the first six months of 2013. At June 30, 2013, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial and concluded that no impairment was required given our assessment of its fair value based on various uses of Centennial’s assets.

Consumer excise taxes increased $168 million in the second quarter and $246 million in the first six months of 2013 compared to the same periods of 2012, primarily due to the increase in refined product sales volumes related to the Galveston Bay refinery acquired in February 2013.

Depreciation and amortization increased $66 million in the second quarter and $123 million in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to the completion of the heavy oil upgrading and expansion project at our Detroit, Michigan refinery and our acquisition of the Galveston Bay Refinery and Related Assets.

Other taxes increased $24 million in the second quarter and $39 million in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to increases in personal property taxes and payroll taxes. These increases were attributable to a number of factors including the completion of the heavy oil upgrading and expansion project at our Detroit refinery, the acquisition of the Galveston Bay Refinery and Related Assets and Speedway’s acquisition of 97 convenience stores in 2012.

Net interest and other financial costs increased $28 million in the second quarter and $54 million in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily reflecting a decrease in capitalized interest due to the completion of the Detroit refinery heavy oil upgrading and expansion project in late 2012. We capitalized interest of $4 million in the second quarter and $8 million in the first six months of 2013 compared to $36 million in the second quarter and $66 million in the first six months of 2012.

Provision for income taxes decreased $160 million in the second quarter and $120 million in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to the $375 million and $201 million decreases in income before income taxes and decreases in the effective tax rates, which were 35 percent and 34 percent in the second quarter and first six months of 2013 compared to 37 percent in the same periods of 2012. The effective tax rates in the second quarter and first six months of 2013 is equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, partially offset by state and local tax expense. See Note 11 to the unaudited consolidated financial statements for further details.

Segment Results

Revenues are summarized by segment in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Refining & Marketing	$24,324	$18,805	$46,397	$37,728
Speedway	3,769	3,633	7,211	6,918
Pipeline Transportation	138	109	263	208

Segment revenues	28,231	22,547	53,871	44,854
Elimination of intersegment revenues	(2,554)	(2,302)	(4,858)	(4,344)

Total revenues	$25,677	$20,245	$49,013	$40,510

Items included in both revenues and costs:
Consumer excise taxes	$1,596	$1,428	$3,054	$2,808

Refining & Marketing segment revenues increased $5.52 billion in the second quarter and $8.67 billion in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to increases in refined product sales volumes related to the Galveston Bay refinery acquired in February 2013, partially offset by lower refined product selling prices. The table below shows our Refining & Marketing segment refined product sales volumes and prices.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day )(a)	2,125	1,571	2,004	1,551
Average refined product sales prices (dollars per gallon )	$2.89	$3.01	$2.93	$3.04

(a)	Includes intersegment sales

The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars per gallon)	2013	2012	2013	2012
Chicago spot unleaded regular gasoline	$2.95	$2.89	$2.87	$2.88
Chicago spot ultra-low sulfur diesel	3.03	2.89	3.05	2.93
USGC spot unleaded regular gasoline	2.69	2.79	2.76	2.88
USGC spot ultra-low sulfur diesel	2.86	2.94	2.97	3.05

Refining & Marketing intersegment sales to our Speedway segment were $2.43 billion in the second quarter and $4.63 billion in the first six months of 2013 compared to $2.21 billion in the second quarter and $4.17 billion in the first six months of 2012. Intersegment refined product sales volumes were 745 million gallons in the second quarter and 1.43 billion gallons in the first six months of 2013 compared to 678 million gallons in the second quarter and 1.29 billion gallons in the first six months of 2012, with the increased volumes primarily due to Speedway’s acquisitions of convenience stores in 2013 and 2012.

Speedway segment revenues increased $136 million in the second quarter and $293 million in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to increases in gasoline and distillate sales volumes of 25 million gallons and 64 million gallons, respectively. Gasoline and distillate selling prices averaged $3.63 per gallon and $3.57 per gallon in the second quarter and first six months of 2013 compared to $3.62 per gallon and $3.57 per gallon in the second quarter and first six months of 2012. The Speedway segment also had higher merchandise sales in the second quarter and first six months of 2013. The increases in gasoline and distillate sales volumes and merchandise sales were primarily due to the acquisitions of convenience stores in 2013 and 2012.

Pipeline Transportation segment revenue increased $29 million in the second quarter and $55 million in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to higher transportation tariffs from our crude oil pipelines, resulting from higher crude oil volumes transported and increased tariff rates in the last half of 2012. Crude oil pipeline throughput volumes increased 141 mbpd in the second quarter and 146 mbpd for the six months of 2013 compared to the corresponding 2012 periods.

Income before income taxes and income from operations by segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Income from operations by segment:
Refining & Marketing	$903	$1,325	$2,008	$2,268
Speedway	123	107	190	157
Pipeline Transportation (a)	58	50	109	92
Items not allocated to segments:
Corporate and other unallocated items (a)(b)	(64)	(92)	(131)	(171)
Pension settlement expenses	(60)	(83)	(60)	(83)

Income from operations	960	1,307	2,116	2,263
Net interest and other financial income (costs)	(45)	(17)	(93)	(39)

Income before income taxes	$915	$1,290	$2,023	$2,224

(a)	Corporate overhead costs attributable to MPLX are included in the Pipeline Transportation segment subsequent to MPLX’s October 31, 2012 initial public offering.
(b)	Corporate and other unallocated items consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per barrel)	2013	2012	2013	2012
Chicago LLS 6-3-2-1 (a)(b)	$14.62	$9.11	$9.48	$4.76
USGC LLS 6-3-2-1 (a)	6.93	7.76	5.93	6.51
Blended 6-3-2-1 (a)(c)	9.85	8.46	7.28	5.60
LLS	104.82	108.22	109.20	113.89
WTI	94.17	93.35	94.26	98.15
LLS—WTI differential (a)	10.65	14.87	14.94	15.74
Sweet/Sour differential (a)(d)	6.28	10.50	9.11	12.09

(a)	All spreads and differentials are measured against prompt LLS.
(b)	Calculation utilizes USGC 3% Bunker value as a proxy for Chicago residual fuel price.
(c)	Blended Chicago/USGC crack spread is 38%/62% in 2013 and 52%/48% in 2012 based on MPC’s refining capacity by region in each period.
(d)	LLS (prompt)—[delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

Refining & Marketing segment income from operations decreased $422 million in the second quarter and $260 million in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to lower refining and marketing gross margins, which averaged $6.18 per barrel and $6.99 per barrel in the second quarter and first six months of 2013 compared to $11.13 per barrel and $9.76 per barrel in the second quarter and first six months of 2012.

Our realized Refining & Marketing gross margin for the second quarter and first six months of 2013 benefited from increases in the Chicago and USGC LLS 6-3-2-1 blended crack spread of $1.39 per barrel and $1.68 per barrel, respectively. However, we experienced lower product price realizations compared to the spot market product prices used in the LLS crack spread calculation. We believe the product price realizations were impacted by volatility in the Chicago market and compliance with the Renewable Fuel Standard (“RFS2”). In addition, our average crude oil acquisition discount narrowed compared to LLS in 2013. These impacts were partially offset by increases in refined product sales volumes related to the Galveston Bay refinery acquired in February 2013.

The following table summarizes our refinery throughputs.

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of barrels per day)	2013	2012	2013	2012
Refinery Throughputs:
Crude oil refined	1,690	1,208	1,562	1,177
Other charge and blendstocks	174	131	206	153

Total	1,864	1,339	1,768	1,330

The increases in crude oil throughput and other charge and blendstocks throughput in the second quarter and first six months of 2013 compared to the same periods of 2012 were primarily due to the Galveston Bay refinery acquired in February 2013.

Within our refining system, sour crude accounted for 52 percent and 53 percent of our crude oil processed in the second quarter and first six months of 2013 compared to 54 percent and 50 percent in the same periods of 2012.

The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Refining & Marketing gross margin (dollars per barrel) (a)	$6.18	$11.13	$6.99	$9.76
Refinery direct operating costs in Refining & Marketing gross margin (dollars per barrel): (b)
Turnaround and major maintenance	$0.73	$0.88	$0.93	$0.96
Depreciation and amortization	1.28	1.39	1.35	1.39
Other manufacturing (c)	4.06	3.05	3.94	3.11

Total	$6.07	$5.32	$6.22	$5.46

Refined product sales volumes (thousands of barrels per day) (d)	2,125	1,571	2,004	1,551

(a)

Sales revenue less cost of refinery inputs, purchased products and refinery direct operating costs (including turnaround and major maintenance, depreciation and amortization and other manufacturing expenses), divided by Refining & Marketing segment refined product sales volumes.

(b)	Per barrel of total refinery throughputs.
(c)	Includes utilities, labor, routine maintenance and other operating costs.
(d)	Includes intersegment sales.

Refinery direct operating costs in the Refining & Marketing gross margin increased $0.75 per barrel and $0.76 per barrel of total refinery throughputs in the second quarter and first six months of 2013 compared to the same periods of 2012, which includes increases in other manufacturing costs of $1.01 per barrel and $0.83 per barrel, respectively. The increases were primarily attributable to the addition of the Galveston Bay refinery, which had higher operating costs per barrel of throughput than the average of our other six refineries due to its greater level of complexity.

We purchase RINs to satisfy a portion of our RFS compliance. Our cost of purchasing RINs increased to $65 million and $107 million in the second quarter and first six months of 2013 from $34 million and $66 million in the same periods of 2012, primarily due to higher ethanol RIN prices.

Speedway segment income from operations increased $16 million in the second quarter and $33 million in the first six months of 2013 compared to the second quarter and first six months of 2012, primarily due to increases in our gasoline and distillate gross margin and our merchandise gross margin, partially offset by higher expenses attributable to an increase in the number of convenience stores. The increases in our gasoline and distillate gross margin were primarily due to $0.0099 and $0.0148 increases in our gross margin per gallon along with higher sales volumes related to the increase in the number of convenience stores. The increases in the merchandise gross margin were primarily due to higher merchandise sales resulting from an increase in the number of convenience stores.

The following table includes certain key operating statistics for the Speedway segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Convenience stores at period-end	1,468	1,455
Gasoline & distillate sales (millions of gallons)	781	756	1,526	1,462
Gasoline & distillate gross margin (dollars per gallon)(a)	$0.1738	$0.1639	$0.1525	$0.1377
Merchandise sales (in millions)	$806	$776	$1,517	$1,471
Merchandise gross margin (in millions)	$212	$203	$396	$382
Same store gasoline sales volume (period over period)	0.0%	2.1%	0.3%	0.5%
Same store merchandise sales excluding cigarettes (period over period)	4.5%	10.1%	2.8%	10.3%

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

Pipeline Transportation segment income from operations increased $8 million in the second quarter and $17 million in the first six months of 2013 compared to the second quarter and first six months of 2012. The increases primarily reflect higher transportation tariffs, partially offset by higher operating, including mechanical integrity, and depreciation expenses.

Corporate and other unallocated expenses decreased $28 million in the second quarter and $40 million in the first six months of 2013 compared to the second quarter and first six months of 2012. The decreases were primarily due to a reduction in net employee benefit expenses, including lower pension expenses resulting from a pension plan amendment adopted in May 2012.

During the second quarter of 2013, we recorded pretax pension settlement expenses of $60 million resulting from the level of employee lump sum retirement distributions occurring during the first six months of 2013, compared to $83 million during the second quarter of 2012.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents balance was $3.07 billion at June 30, 2013 compared to $4.86 billion at December 31, 2012. Net cash provided by (used in) operating activities, investing activities and financing activities for the first six months of 2013 and 2012 are presented in the following table.

	Six Months Ended June 30,
(In millions)	2013	2012
Net cash provided by (used in):
Operating activities	$1,643	$616
Investing activities	(1,918)	(798)
Financing activities	(1,516)	(1,002)

Total	$(1,791)	$(1,184)

Net cash provided by operating activities increased $1.03 billion in the first six months of 2013 compared to the first six months of 2012, primarily due to favorable changes in working capital. Changes in working capital were a net $262 million use of cash in the first six months of 2013 compared to a net $1.86 billion use of cash in the first six months of 2012. The $262 million use of cash in the first six months of 2013 was primarily due to increases in current receivables and crude oil and refined product inventory volumes, partially offset by an increase in accounts payable and accrued liabilities. Current receivables increased $1.55 billion from year-end 2012, primarily due to higher refined product receivable volumes attributable to an increase in refined product sales volumes. Changes in inventories were a $455 million use of cash in the first six months of 2013, primarily due to increases in crude oil and refined product inventory volumes. Accounts payable increased $1.82 billion from year-end 2012, primarily due to higher crude oil payable volumes related to the addition of the Galveston Bay refinery in the first quarter of 2013 and lower crude oil purchases at the end of 2012 in preparation for turnaround and major maintenance activity. In addition, accounts payable increased due to higher crude oil prices at the end of the second quarter of 2013 compared to year-end 2012. The $1.86 billion use of cash in the first six months of 2012 was primarily due to a decrease in accounts payable and accrued liabilities resulting primarily from decreases in crude oil payable volumes and prices, and an increase in inventories resulting primarily from increases in crude oil and refined product inventory volumes. Partially offsetting these uses of cash was a decrease in accounts receivable primarily caused by lower crude oil receivable volumes and prices.

Net cash used in investing activities totaled $1.92 billion in the first six months of 2013, compared to $798 million in the first six months of 2012. The higher use of cash in the first six months of 2013 was primarily due to the Galveston Bay Refinery and Related Assets acquisition in February 2013, partially offset by lower capital expenditures in 2013 due to the completion of the Detroit refinery heavy oil upgrading and expansion project in late 2012.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(In millions)	2013	2012
Additions to property, plant and equipment	$424	$635
Acquisitions(a)	1,391	155
Increase (decrease) in capital accruals	31	(76)

Total capital expenditures	1,846	714
Investments in equity method investees	11	7

Total capital expenditures and investments	$1,857	$721

(a)

Includes $1.37 billion in 2013 for the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory and other current assets, of $1.16 billion plus assumed liabilities of $210 million. The 2012 acquisitions exclude the inventory acquired and liability assumed. See Note 5 to the unaudited consolidated financial statements.

Capital expenditures and investments are summarized by segment below.

	Six Months Ended June 30,
(In millions)	2013	2012
Refining & Marketing(a)	$1,554	$331
Speedway(b)	112	198
Pipeline Transportation(c)	131	98
Corporate and Other (d)	60	94

Total	$1,857	$721

(a)	Includes $1.30 billion in 2013 for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 5 to the unaudited consolidated financial statements.
(b)	Includes acquisitions of 9 convenience stores in 2013 and 87 convenience stores in 2012.
(c)	Includes $70 million in 2013 for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 5 to the unaudited consolidated financial statements.
(d)	Includes capitalized interest of $8 million and $66 million for the six months ended June 30, 2013 and 2012, respectively.

The acquisition of the Galveston Bay Refinery and Related Assets comprised 74 percent of our total capital spending in the first six months of 2013. The Detroit refinery heavy oil upgrading and expansion project, which we completed in 2012, comprised 60 percent (excluding capitalized interest associated with this project) of our Refining & Marketing segment capital spending in the first six months of 2012.

Net cash used in financing activities totaled $1.52 billion in the first six months of 2013 and $1.00 billion in the first six months of 2012. The uses of cash for both periods were primarily for common stock repurchases under our share repurchase plans and dividend payments.

Cash used in common stock repurchases under the share repurchase plans authorized by our board of directors increased $463 million in the first six months of 2013 compared to the first six months of 2012. During the first six months of 2013, we paid $1.31 billion to repurchase 16 million common shares through open market repurchases compared to $850 million paid to repurchase 18 million shares under an ASR program during the six months of 2012. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.

Cash used in dividend payments increased $57 million in the first six months of 2013 compared to the first six months of 2012, primarily due to a 10 cent per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments totaled 70 cents per common share in the first six months of 2013 compared to 50 cents per common share in the first six months of 2012.

Derivative Instruments

See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources

As of June 30, 2013, we had no borrowings or letters of credit outstanding under our revolving credit agreements or our trade receivables securitization facility and our liquidity totaled $6.57 billion consisting of:

June 30,
(In millions)	2013
Cash and cash equivalents	$3,069
Revolving credit agreement(a)	2,500
Trade receivables securitization facility	1,000

Total	$6,569

(a)	Excludes MPLX’s $500 million revolving credit agreement, which was also undrawn.

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

Our revolving credit agreement (the “MPC Credit Agreement”) and MPLX’s revolving credit agreement (the “MPLX Credit Agreement”) contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC Credit Agreement) of no greater than 0.65 to 1.00. As of June 30, 2013, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.10 to 1.00, as well as the other covenants contained in the MPC Credit Agreement.

The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). As of June 30, 2013, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 0.1 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.

Our intention is to maintain an investment grade credit profile. As of June 30, 2013, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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

Neither the MPC Credit Agreement, the MPLX Credit Agreement nor our trade receivables securitization facility contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt to below investment grade ratings would increase the applicable interest rates, yields and other fees payable under the MPC Credit Agreement and our trade receivables securitization facility. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables securitization facility, impact our ability to purchase crude oil on an unsecured basis and could result in us having to post a letter of credit under an existing transportation services agreement.

Debt-to-Total-Capital Ratio

Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 22 percent at June 30, 2013 and December 31, 2012.

	June 30,	December 31,
(In millions)	2013	2012
Long-term debt due within one year	$23	$19
Long-term debt	3,387	3,342

Total debt	$3,410	$3,361

Calculation of debt-to-total-capital ratio:
Total debt	$3,410	$3,361
Total equity	12,197	12,105

Total capital	$15,607	$15,466

Debt-to-total-capital ratio	22%	22%

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

During the six months ended June 30, 2013, we made contributions of $158 million to our funded pension plans. We may make additional contributions to our funded pension plans in 2013 depending on the anticipated funding status and plan asset performance.

On July 31, 2013, our board of directors approved a 42 cents per share dividend, payable September 10, 2013 to stockholders of record at the close of business on August 21, 2013.

On January 30, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization. The board also extended the remaining $650 million share repurchase authorization for a total outstanding authorization of $2.65 billion through December 2014. During the first six months of 2013, the final shares from the $500 million ASR program were delivered to us and we paid $1.31 billion to acquire 16 million common shares through open market share repurchases. During the second quarter of 2013, we also entered into agreements to acquire additional common shares for $36 million, which were settled in early July 2013. At June 30, 2013, the initial $2.0 billion repurchase authorization announced on February 1, 2012 and extended on January 30, 2013 had been exhausted. As of June 30, 2013, we had a total outstanding repurchase authorization pursuant to the additional $2.0 billion repurchase authorization announced on January 30, 2013 of approximately $1.34 billion through December 2014.

We may utilize various methods to effect additional repurchases, which could include open market purchases, negotiated block transactions, ASRs or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

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

Contractual Cash Obligations

The following table provides aggregated information on our consolidated obligations to make future payments under existing contracts as of June 30, 2013.

(In millions)	Total	2013	2014-2015	2016-2017	Later Years
Long-term debt(a)	$5,794	$84	$332	$1,039	$4,339
Capital lease obligations	539	23	93	90	333
Operating lease obligations	665	94	306	154	111
Purchase obligations:(b)
Crude oil, feedstock, refined product and renewable fuel contracts(c)	16,139	13,327	1,790	764	258
Transportation and related contracts	1,886	114	372	388	1,012
Contracts to acquire property, plant and equipment(d)(e)	870	154	416	300	—
Service, materials and other contracts(f)	1,541	282	490	281	488

Total purchase obligations	20,436	13,877	3,068	1,733	1,758
Other long-term liabilities reported in the consolidated balance sheet(g)	905	43	283	144	435

Total contractual cash obligations	$28,339	$14,121	$4,082	$3,160	$6,976

(a)	Includes interest payments for our senior notes and commitment and administrative fees for the MPC Credit Agreement, the MPLX Credit Agreement and our trade receivables securitization facility.
(b)	Includes both short- and long-term purchases obligations.
(c)

These contracts include variable price arrangements with estimated prices to be paid primarily based on current market conditions. We are in the process of implementing systems that will allow us to estimate prices based on futures curves, which as of June 30, 2013, has been implemented for contracts with purchase obligations of $1.17 billion.

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

On January 25, 2013, the U.S. Court of Appeals for the D.C. circuit vacated the 2012 cellulosic biofuel requirements under the RFS2 program. In light of this ruling, the Environmental Protection Agency (“EPA”) is reconsidering and is anticipated to lower the 2011 and has subsequently eliminated the 2012 cellulosic biofuel requirements under the RFS2 program. The EPA also has proposed a rule establishing a quality assurance program for RINs purchased to help meet the annual biofuel requirements under the RFS2 program. This rule should be finalized later this year and is aimed at reducing the chances that RINs are fraudulently created or sold.

On March 29, 2013, the EPA announced its proposed Tier 3 fuel standards. The proposed Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 parts per million beginning in calendar year 2017. MPC and its trade organizations have submitted public comments on the standards and the agency is expected to finalize the Tier 3 fuel standards later this year. Our cost of compliance may be material; however, we will likely not be able to reasonably estimate our compliance costs until we have had time to review the final standards and develop our compliance plans.

There have been no other significant changes to our environmental matters and compliance costs during the six months ended June 30, 2013.

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

Accounting Standards Not Yet Adopted

As of June 30, 2013, there are no accounting standards that have not yet been adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012.

See Notes 15 and 16 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.

Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2013 is provided in the following table.

	Incremental Change in IFO from a Hypothetical Price Increase of		Incremental Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of June 30, 2013
Crude	$(162)	$(402)	$175	$434
Refined products	(25)	(58)	28	69

We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.

We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2013 would cause future IFO effects to differ from those presented above.

Sensitivity analysis of the projected incremental effect of a hypothetical 100-basis-point shift in interest rates on financial assets and liabilities as of June 30, 2013 is provided in the following table.

(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities)(a)
Long-term debt(b)	$(3,322	) (c)	$(311	) (d)

(a)

Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	Excludes capital leases.
(c)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(d)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2013.

At June 30, 2013, our portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2013, the end of the period covered by this report.

Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Income from Operations by segment
Refining & Marketing	$903	$1,325	$2,008	$2,268
Speedway	123	107	190	157
Pipeline Transportation(a)	58	50	109	92
Items not allocated to segments:
Corporate and other unallocated items(a)	(64)	(92)	(131)	(171)
Pension settlement expenses	(60)	(83)	(60)	(83)

Income from operations	$960	$1,307	$2,116	$2,263

Capital Expenditures and Investments(b)(c)
Refining & Marketing	$134	$178	$1,554	$331
Speedway(d)	76	187	112	198
Pipeline Transportation	41	60	131	98
Corporate and Other(e)	32	56	60	94

Total	$283	$481	$1,857	$721

(a)

Included in the Pipeline Transportation segment for the three and six months ended June 30, 2013 are $5 million and $10 million, respectively, of corporate overhead costs attributable to MPLX, which were included in items not allocated to segments prior to MPLX’s October 31, 2012 initial public offering. These expenses are not currently allocated to other segments.

(b)	Capital expenditures include changes in capital accruals.
(c)

The six months ended June 30, 2013 includes $1.37 billion for the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory, of $1.16 billion plus assumed liabilities of $210 million. The total consideration amount of $1.16 billion includes the base purchase price and a fair-value estimate of $600 million for the contingent consideration. See Note 5 to the unaudited consolidated financial statements.

(d)	Includes Speedway’s acquisitions of convenience stores. See Note 5 to the unaudited consolidated financial statements.
(e)

Includes capitalized interest of $4 million and $36 million for the three months ended June 30, 2013 and 2012, respectively, and $8 million and $66 million for the six months ended June 30, 2013 and 2012, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)(b)	2,135	1,591	2,016	1,574
Refining & Marketing Operating Statistics(b)
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,690	1,208	1,562	1,177
Other charge and blendstocks	174	131	206	153

Total	1,864	1,339	1,768	1,330

Crude Oil Capacity Utilization percent(c)	99	101	96	99
Refined Product Yields (thousands of barrels per day):
Gasoline	923	724	906	720
Distillates	609	422	566	409
Propane	40	26	36	26
Feedstocks and special products	240	102	212	116
Heavy fuel oil	31	18	31	17
Asphalt	54	71	50	62

Total	1,897	1,363	1,801	1,350

Refining & Marketing Refined Product Sales Volume (thousands of barrels per day)(d)	2,125	1,571	2,004	1,551
Refining & Marketing Gross Margin (dollars per barrel)(e)	$6.18	$11.13	$6.99	$9.76
Refinery Direct Operating Costs in Refining & Marketing Gross Margin (dollars per barrel):(f)
Turnaround and major maintenance	$0.73	$0.88	$0.93	$0.96
Depreciation and amortization	1.28	1.39	1.35	1.39
Other manufacturing(g)	4.06	3.05	3.94	3.11

Total	$6.07	$5.32	$6.22	$5.46

Speedway Operating Statistics
Convenience stores at period-end	1,468	1,455
Gasoline & distillate sales (millions of gallons)	781	756	1,526	1,462
Gasoline & distillate gross margin (dollars per gallon)(h)	$0.1738	$0.1639	$0.1525	$0.1377
Merchandise sales (in millions)	$806	$776	$1,517	$1,471
Merchandise gross margin (in millions)	$212	$203	$396	$382
Same store gasoline sales volume (period over period)	0.0%	2.1%	0.3%	0.5%
Same store merchandise sales excluding cigarettes (period over period)	4.5%	10.1%	2.8%	10.3%
Pipeline Transportation Operating Statistics
Pipeline throughput (thousands of barrels per day)(i):
Crude oil pipelines	1,334	1,193	1,303	1,157
Refined products pipelines	959	954	939	935

Total	2,293	2,147	2,242	2,092

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.
(b)	Includes the impact of the Galveston Bay Refinery and Related Assets beginning on the February 1, 2013 acquisition date.
(c)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.
(d)	Includes intersegment sales.
(e)

Sales revenue less cost of refinery inputs, purchased products and refinery direct operating costs (including turnaround and major maintenance, depreciation and amortization and other manufacturing expenses), divided by Refining & Marketing segment refined product sales volume.

(f)	Per barrel of total refinery throughputs.
(g)	Includes utilities, labor, routine maintenance and other operating costs.
(h)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.
(i)	On owned common-carrier pipelines, excluding equity method investments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth a summary of our purchases during the quarter ended June 30, 2013, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(d)
04/01/13—04/30/13	3,025,137	$82.53	2,989,711	$1,972,288,753
05/01/13—05/31/13	4,010,328	$79.35	4,010,328	1,654,082,629
06/01/13—06/30/13	3,980,358	$79.68	3,975,425	1,337,340,389

Total	11,015,823	$80.34	10,975,464

(a)

The amounts in this column include 35,426 and 4,933 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in April and June, respectively.

(b)

Amounts in this column reflect the weighted average price paid for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans and shares purchased under our share repurchase authorizations during the periods indicated.

(c)

On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of our common stock over a two-year period to expire on January 31, 2014. Through January 30, 2013, the total value of share repurchases completed pursuant to this initial repurchase authorization was $1.35 billion. On January 30, 2013, we announced that our board of directors extended the duration of the existing $650 million repurchase authorization and approved an additional $2.0 billion share repurchase authorization, both to expire on December 31, 2014, for a total of $2.65 billion in outstanding share repurchase authorization through December 2014.

(d)

As of June 30, 2013, the initial $2.0 billion repurchase authorization announced on February 1, 2012 and extended on January 30, 2013, had been exhausted. As of June 30, 2013, we had a total outstanding repurchase authorization pursuant to the additional $2.0 billion repurchase authorization announced on January 30, 2013, of approximately $1.34 billion through December 2014.

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

August 8, 2013	MARATHON PETROLEUM CORPORATION

	By:	/s/ Michael G. Braddock
Michael G. Braddock
Vice President and Controller