Form 10-Q
period 2013-09-30
Marathon Petroleum Corp
filed 2013-11-07
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 301,026,678 shares of Marathon Petroleum Corporation common stock outstanding as of October 31, 2013.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended September 30, 2013

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2013	2012	2013	2012
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$26,253	$21,047	$75,256	$61,551
Sales to related parties	3	2	7	6
Income from equity method investments	9	7	16	18
Net gain on disposal of assets	1	175	3	178
Other income	8	18	40	28
Total revenues and other income	26,274	21,249	75,322	61,781
Costs and expenses:
Cost of revenues (excludes items below)	23,553	17,202	65,907	51,323
Purchases from related parties	103	84	254	204
Consumer excise taxes	1,631	1,463	4,685	4,271
Depreciation and amortization	299	246	888	712
Selling, general and administrative expenses	305	293	912	909
Other taxes	82	66	259	204
Total costs and expenses	25,973	19,354	72,905	57,623
Income from operations	301	1,895	2,417	4,158
Net interest and other financial income (costs)	(47)	(25)	(140)	(64)
Income before income taxes	254	1,870	2,277	4,094
Provision for income taxes	81	646	775	1,460
Net income	173	1,224	1,502	2,634
Less net income attributable to noncontrolling interests	5	—	16	—
Net income attributable to MPC	$168	$1,224	$1,486	$2,634
Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$0.54	$3.61	$4.63	$7.69
Weighted average shares outstanding	309	338	321	342
Diluted:
Net income attributable to MPC per share	$0.54	$3.59	$4.60	$7.65
Weighted average shares outstanding	311	340	323	344
Dividends paid	$0.42	$0.35	$1.12	$0.85
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net income	$173	$1,224	$1,502	$2,634
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $34, ($5), $169 and $28	57	(9)	282	46
Prior service costs, net of tax of ($5), $10, ($14) and $207	(8)	17	(23)	344
Other comprehensive income	49	8	259	390
Comprehensive income	222	1,232	1,761	3,024
Less comprehensive income attributable to noncontrolling interests	5	—	16	—
Comprehensive income attributable to MPC	$217	$1,232	$1,745	$3,024
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,018	$4,860
Receivables, less allowance for doubtful accounts of $9 and $10	5,593	4,610
Inventories	5,714	3,449
Other current assets	206	110
Total current assets	13,531	13,029
Equity method investments	417	321
Property, plant and equipment, net	13,795	12,643
Goodwill	938	930
Other noncurrent assets	322	300
Total assets	$29,003	$27,223
Liabilities
Current liabilities:
Accounts payable	$8,961	$6,785
Payroll and benefits payable	341	364
Consumer excise taxes payable	277	325
Accrued taxes	609	598
Long-term debt due within one year	23	19
Other current liabilities	190	112
Total current liabilities	10,401	8,203
Long-term debt	3,380	3,342
Deferred income taxes	2,228	2,050
Defined benefit postretirement plan obligations	895	1,266
Deferred credits and other liabilities	835	257
Total liabilities	17,739	15,118
Commitments and contingencies (see Note 22)
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued—362 million and 361 million shares (par value $0.01 per share, 1 billion shares authorized)	4	4
Held in treasury, at cost—59 million and 28 million shares	(3,703)	(1,253)
Additional paid-in capital	9,748	9,527
Retained earnings	5,007	3,880
Accumulated other comprehensive loss	(205)	(464)
Total MPC stockholders’ equity	10,851	11,694
Noncontrolling interests	413	411
Total equity	11,264	12,105
Total liabilities and equity	$29,003	$27,223
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2013	2012
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,502	$2,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	888	712
Pension and other postretirement benefits, net	3	119
Deferred income taxes	22	425
Net gain on disposal of assets	(3)	(178)
Equity method investments, net	(4)	13
Changes in the fair value of derivative instruments	(54)	8
Changes in:
Current receivables	(974)	360
Inventories	(1,330)	(555)
Current accounts payable and accrued liabilities	2,028	(1,160)
All other, net	(28)	71
Net cash provided by operating activities	2,050	2,449
Investing activities:
Additions to property, plant and equipment	(733)	(966)
Acquisitions	(1,515)	(190)
Disposal of assets	12	52
Investments—acquisition, loans and contributions	(113)	(26)
—redemptions and repayments	76	94
All other, net	22	3
Net cash used in investing activities	(2,251)	(1,033)
Financing activities:
Long-term debt—repayments	(16)	(12)
Debt issuance costs	(2)	(6)
Issuance of common stock	37	54
Common stock repurchased	(2,341)	(850)
Dividends paid	(358)	(291)
Distributions to noncontrolling interests	(15)	—
Tax settlement with Marathon Oil Corporation	39	—
All other, net	15	(3)
Net cash used in financing activities	(2,641)	(1,108)
Net increase (decrease) in cash and cash equivalents	(2,842)	308
Cash and cash equivalents at beginning of period	4,860	3,079
Cash and cash equivalents at end of period	$2,018	$3,387
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2011	$4	$—	$9,482	$898	$(879)	$—	$9,505
Net income	—	—	—	2,634	—	—	2,634
Dividends declared	—	—	—	(291)	—	—	(291)
Other comprehensive income	—	—	—	—	390	—	390
Shares repurchased	—	(850)	—	—	—	—	(850)
Shares issued (returned)—stock based compensation	—	(2)	55	—	—	—	53
Stock-based compensation	—	—	35	—	—	—	35
Other	—	—	(9)	—	—	—	(9)
Balance as of September 30, 2012	$4	$(852)	$9,563	$3,241	$(489)	$—	$11,467
Balance as of December 31, 2012	$4	$(1,253)	$9,527	$3,880	$(464)	$411	$12,105
Net income	—	—	—	1,486	—	16	1,502
Dividends declared	—	—	—	(359)	—	—	(359)
Distributions to noncontrolling interests	—	—	—	—	—	(15)	(15)
Other comprehensive income	—	—	—	—	259	—	259
Shares repurchased	—	(2,441)	100	—	—	—	(2,341)
Shares issued (returned)—stock based compensation	—	(9)	37	—	—	—	28
Stock-based compensation	—	—	45	—	—	1	46
Tax settlement with Marathon Oil Corporation	—	—	39	—	—	—	39
Balance as of September 30, 2013	$4	$(3,703)	$9,748	$5,007	$(205)	$413	$11,264

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2011	357	—
Shares repurchased	—	(20)
Shares issued—stock-based compensation	2	—
Balance as of September 30, 2012	359	(20)
Balance as of December 31, 2012	361	(28)
Shares repurchased	—	(31)
Shares issued—stock-based compensation	1	—
Balance as of September 30, 2013	362	(59)
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.
In the fourth quarter of 2012, we reclassified certain expenses from selling, general and administrative expenses to cost of revenues, which is consistent with expense classifications for MPLX, MPC’s consolidated subsidiary. Historical periods were also reclassified to conform to the current period presentation. This reclassification resulted in an increase in cost of revenues and a decrease in selling, general and administrative expenses of $12 million and $35 million in the three and nine months ended September 30, 2012, respectively.
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
4. Acquisitions and Investments
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

As of the acquisition date, we recorded a contingent liability of $600 million, representing the preliminary fair value of contingent consideration we expect to pay to BP related to the earnout provision. The fair value of the contingent consideration was estimated using an income approach. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the contract applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. We used internal and external forecasts for the crack spread and internal forecasts for refinery throughput volumes and applied an appropriate risk-adjusted discount rate to the range of cash flows indicated by various scenarios to determine the fair value of the arrangement. The fair value of the contingent consideration is reassessed each quarter, with changes in fair value recorded in cost of revenues. The fair value of the contingent consideration was $606 million at September 30, 2013, which includes $108 million classified as current. See Note 15 for additional information.
The transaction provided for a post-closing adjustment for inventory, which was finalized for $9 million during the three months ended September 30, 2013, reducing our total consideration.
The components of the fair value of consideration transferred are as follows:

(In millions)
Cash	$1,491
Fair value of contingent consideration as of acquisition date	600
Payable to seller	6
Post-closing adjustment	(9)
Total consideration	$2,088

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, pending finalization of an independent appraisal and other evaluations. During the second and third quarters of 2013, we made minor updates to the preliminary fair value measurements of assets acquired and liabilities assumed, with the revised balances shown in the table below.

(In millions)
Inventories	$935
Other current assets	1
Property, plant and equipment, net	1,274
Other noncurrent assets	88
Accounts payable	(12)
Payroll and benefits payable	(14)
Long-term debt due within one year(a)	(2)
Other current liabilities	(6)
Long-term debt(a)	(58)
Defined benefit postretirement plan obligations	(43)
Deferred credits and other liabilities	(75)
Total	$2,088

(a)	Represents a capital lease obligation assumed.
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
We recognized $7 million of acquisition-related costs associated with the Galveston Bay Refinery and Related Assets acquisition. These costs were expensed and were included in selling, general and administrative expenses.
Our refineries and related assets are operated as an integrated system. As the information is not available by refinery, it is not practicable to disclose the revenues and net income associated with the acquisition that were included in our consolidated statements of income for the three and nine months ended September 30, 2013.
The following unaudited pro forma financial information presents consolidated results assuming the Galveston Bay Refinery and Related Assets acquisition occurred on January 1, 2012. The pro forma financial information does not give effect to potential synergies that could result from the acquisition and is not necessarily indicative of the results of future operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions, except per share data)	2012	2013	2012
Sales and other operating revenues (including consumer excise taxes)	$26,888	$77,224	$77,714
Net income attributable to MPC	1,530	1,541	2,798
Net income attributable to MPC per share - basic	$4.53	$4.80	$8.18
Net income attributable to MPC per share - diluted	4.50	4.77	8.13
The pro forma information includes adjustments to align accounting policies, an adjustment to depreciation expense to reflect the fair value of property, plant and equipment, increased amortization expense related to identifiable intangible assets and the related income tax effects. The pro forma information for the nine months ended September 30, 2013 and 2012 reflect revisions made during the second and third quarters of 2013 to the estimated fair values of assets acquired and liabilities assumed.

Acquisitions of Convenience Stores
During the nine months ended September 30, 2013, Speedway LLC acquired nine convenience stores located in Tennessee, western Indiana and western Pennsylvania. In connection with these acquisitions, our Speedway segment recorded $8 million of goodwill, which is deductible for income tax purposes.
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
Investments in Ethanol Companies
On August 1, 2013, we acquired from Mitsui & Co. (U.S.A.), Inc. its interests in three ethanol companies for $75 million. Under the purchase agreement, we acquired an additional 24 percent interest in The Andersons Clymers Ethanol LLC ("TACE"), bringing our ownership interest to 60 percent; a 34 percent interest in The Andersons Ethanol Investment LLC, which holds a 50 percent ownership in The Andersons Marathon Ethanol LLC ("TAME"), bringing our direct and indirect ownership interest in TAME to 67 percent; and a 40 percent interest in The Andersons Albion Ethanol LLC ("TAAE"), which owns an ethanol production facility in Albion, Michigan. We hold a noncontrolling interest in each of these entities and account for them using the equity method of accounting since the minority owners have substantive participating rights.
On October 1, 2013, our ownership interest in TAAE increased to 43 percent as a result of TAAE redeeming one of the owner's interest.
5. Related Party Transactions
Our related parties include:

•
TAAE, in which we have a 43 percent interest, TACE, in which we have a 60 percent noncontrolling interest and TAME, in which we have a 67 percent direct and indirect noncontrolling interest. These companies each own an ethanol production facility.

•	Centennial Pipeline LLC (“Centennial”), in which we have a 50 percent noncontrolling interest. Centennial owns a refined products pipeline and storage facility.

•	LOOP LLC (“LOOP”), in which we have a 51 percent noncontrolling interest. LOOP owns and operates the only U.S. deepwater oil port.

•	Other equity method investees.
Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Centennial	$—	$—	$—	$1
Other equity method investees	3	2	7	5
Total	$3	$2	$7	$6

Fees received for operating Centennial’s pipeline, which are included in other income on the consolidated statements of income, were less than $1 million and $1 million for the three and nine months ended September 30, 2013, respectively.

Purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Centennial	$4	$—	$4	$9
LOOP	11	11	32	32
TAAE	8	—	8	—
TACE	42	35	92	50
TAME	31	29	98	89
Other equity method investees	7	9	20	24
Total	$103	$84	$254	$204
Related party purchases from Centennial consist primarily of refinery feedstocks and refined product transportation costs. Related party purchases from LOOP and other equity method investees consist primarily of crude oil transportation costs. Related party purchases from TAAE, TACE and TAME consist of ethanol.
Receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

(In millions)	September 30, 2013	December 31, 2012
Centennial	$1	$2
TAME	1	—
Other equity method investees	1	—
Total	$3	$2
At September 30, 2013, we also had a $2 million long-term receivable from Centennial, which is included in other noncurrent assets on the consolidated balance sheet.
Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

(In millions)	September 30, 2013	December 31, 2012
Centennial	$7	$—
LOOP	4	4
TAAE	2	—
TACE	1	2
TAME	5	5
Other equity method investees	2	2
Total	$21	$13
We had a throughput and deficiency agreement with Centennial, which expired on March 31, 2012. During the first quarter of 2012, we impaired our $14 million prepaid tariff with Centennial. For additional information on the impairment, see Note 15.

6. Variable Interest Entity
On December 1, 2010, we completed the sale of most of our Minnesota assets. These assets included the 74,000 barrel per calendar day St. Paul Park refinery and associated terminals, 166 convenience stores primarily branded SuperAmerica®, along with the SuperMom’s bakery and certain associated trademarks, SuperAmerica Franchising LLC, interests in pipeline assets in Minnesota and associated inventories. We refer to these assets as the “Minnesota Assets.” The terms of the sale included (1) a preferred stock interest in the entity that holds the Minnesota Assets with a stated value of $80 million, (2) a maximum $125 million earnout provision payable to us over eight years, (3) a maximum $60 million of margin support payable to the buyer over two years, up to a maximum of $30 million per year, (4) a receivable from the buyer of $107 million which was fully collected in 2011, and (5) lease guarantees made by us on behalf of and to the buyer related to a limited number of convenience store sites. As a result of this continuing involvement, the related gain on sale of $89 million was initially deferred.
In July 2012, the buyer of our Minnesota Assets successfully completed an initial public offering ("IPO"). The successful completion of this IPO triggered the provisions in our May 4, 2012 settlement agreement with the buyer. Under the settlement agreement, we were released from our obligation to pay margin support and the buyer was released from its obligation to pay us under the earnout provisions contained in the original sales agreement. Also, the buyer redeemed our $80 million preferred equity interest, paid us $12 million for dividends accrued on our preferred equity interest and paid us $40 million of cash, for total cash receipts of $132 million. In addition, the buyer issued to us a second preferred security with a stated valued of $45 million. As a result, we recognized income before income taxes of approximately $183 million during the three months ended September 30, 2012, which included $86 million of the deferred gain that was recorded when the sale transaction was originally closed.
During the three months ended September 30, 2013, the buyer redeemed the second preferred security for $49 million, which included $4 million of accrued distributions.
Certain terms of the transaction and the subsequent settlement agreement with the buyer resulted in the creation of variable interests in a variable interest entity (“VIE”) that owns the Minnesota Assets. We are not the primary beneficiary of this VIE and, therefore, do not consolidate it because we lack the power to control or direct the activities that impact the VIE’s operations and economic performance. At September 30, 2013, our variable interest in this VIE and maximum exposure to loss is limited to convenience store lease guarantees of $5 million. These guarantees do not expose us to residual returns or expected losses that are significant to the VIE.
7. Income per Common Share
We compute basic earnings per share by dividing net income attributable to MPC by the weighted average number of shares of common stock outstanding. Diluted income per share assumes exercise of stock options and stock appreciation rights, provided the effect is not anti-dilutive.
Shares related to stock-based compensation awards excluded from the diluted share calculation as their effect would be anti-dilutive are approximately one million and two million shares for the three months ended September 30, 2013 and 2012 and one million and four million shares for the nine months ended September 30, 2013 and 2012, respectively.
MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2013	2012	2013	2012
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$168	$1,224	$1,486	$2,634
Income allocated to participating securities	—	2	2	5
Income available to common stockholders - basic	$168	$1,222	$1,484	$2,629
Weighted average common shares outstanding	309	338	321	342
Basic earnings per share	$0.54	$3.61	$4.63	$7.69
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$168	$1,224	$1,486	$2,634
Income allocated to participating securities	—	2	2	5
Income available to common stockholders - diluted	$168	$1,222	$1,484	$2,629
Weighted average common shares outstanding	309	338	321	342
Effect of dilutive securities	2	2	2	2
Weighted average common shares, including dilutive effect	311	340	323	344
Diluted earnings per share	$0.54	$3.59	$4.60	$7.65
8. Equity
On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of MPC common stock over a two-year period. Through January 30, 2013, we had acquired $1.35 billion of shares under the initial $2.0 billion authorization. On January 30, 2013, we announced that our board of directors extended the duration of the existing $650 million repurchase authorization and approved an additional $2.0 billion share repurchase authorization, both to expire in December 2014. On September 26, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization through September 2015, resulting in $6.0 billion of total share repurchase authorizations since January 1, 2012. After the effects of the accelerated share repurchase (“ASR”) programs and open market repurchases shown below, $2.31 billion of the amounts authorized by our board of directors remain available for repurchases at September 30, 2013. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
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

Total share repurchases transacted through ASR programs and open market transactions were as follows for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2013	2012	2013	2012
Number of shares repurchased(a)	14	2	31	20
Cash paid for shares repurchased	$1,028	$—	$2,341	$850
Effective average cost per delivered share	$70.73	$41.75	$76.01	$41.75

(a)
The nine months ended September 30, 2013 includes one million shares received under the November 2012 ASR program, which were paid for in the fourth quarter of 2012. The three months ended September 30, 2012 includes two million shares received under the February 2012 ASR program, which were paid for in the first quarter of 2012.

As of September 30, 2013, the total number of shares we have repurchased cumulatively through the ASR programs and open market repurchases since February 2012 was 59 million shares at an average cost per share of $62.29. The cash paid for shares repurchased was $3.69 billion. In addition, at September 30, 2013, we had agreements to acquire additional common shares for $42 million, which were settled in early October 2013.
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

On February 1, 2013, we acquired the Galveston Bay Refinery and Related Assets, which are part of the Refining & Marketing and Pipeline Transportation segments. Segment information for periods prior to the acquisition does not include amounts for these operations. See Note 4.
Segment income represents income from operations attributable to the reportable segments. Corporate administrative expenses and costs related to certain non-operating assets are not allocated to the reportable segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the reportable segments.

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended September 30, 2013
Revenues:
Customer	$22,478	$3,755	$20	$26,253
Intersegment(a)	2,439	1	117	2,557
Related parties	3	—	—	3
Segment revenues	24,920	3,756	137	28,813
Elimination of intersegment revenues	(2,439)	(1)	(117)	(2,557)
Total revenues	$22,481	$3,755	$20	$26,256
Segment income from operations(b)	$227	$102	$54	$383
Income from equity method investments	8	—	1	9
Depreciation and amortization(c)	246	29	19	294
Capital expenditures and investments(d)	243	65	42	350
(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended September 30, 2012
Revenues:
Customer	$17,242	$3,787	$19	$21,048
Intersegment(a)	2,387	1	97	2,485
Related parties	2	—	—	2
Segment revenues	19,631	3,788	116	23,535
Elimination of intersegment revenues	(2,387)	(1)	(97)	(2,485)
Total revenues	$17,244	$3,787	$19	$21,050
Segment income from operations	$1,691	$76	$52	$1,819
Income (loss) from equity method investments	(1)	—	8	7
Depreciation and amortization(c)	198	29	13	240
Capital expenditures and investments(d)(e)	182	59	71	312

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Nine Months Ended September 30, 2013
Revenues:
Customer	$64,238	$10,964	$60	$75,262
Intersegment(a)	7,072	3	340	7,415
Related parties	7	—	—	7
Segment revenues	71,317	10,967	400	82,684
Elimination of intersegment revenues	(7,072)	(3)	(340)	(7,415)
Total revenues	$64,245	$10,964	$60	$75,269
Segment income from operations(b)	$2,235	$292	$163	$2,690
Income from equity method investments	7	—	9	16
Depreciation and amortization(c)	734	83	55	872
Capital expenditures and investments(d)(e)(f)	1,797	177	173	2,147

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Nine Months Ended September 30, 2012
Revenues:
Customer	$50,794	$10,703	$57	$61,554
Intersegment(a)	6,560	3	266	6,829
Related parties	5	—	1	6
Segment revenues	57,359	10,706	324	68,389
Elimination of intersegment revenues	(6,560)	(3)	(266)	(6,829)
Total revenues	$50,799	$10,703	$58	$61,560
Segment income from operations	$3,959	$233	$144	$4,336
Income (loss) from equity method investments	(2)	—	20	18
Depreciation and amortization(c)	574	84	37	695
Capital expenditures and investments(d)(e)	513	257	169	939

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)
Included in the Pipeline Transportation segment for the three and nine months ended September 30, 2013 are $5 million and $15 million of corporate overhead costs attributable to MPLX, which were included in items not allocated to segments prior to MPLX’s October 31, 2012 initial public offering. These expenses are not currently allocated to other segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(d)	Capital expenditures include changes in capital accruals.

(e)	Includes Speedway’s acquisitions of convenience stores. See Note 4.

(f)	The Refining & Marketing and Pipeline Transportation segments include $1.29 billion and $70 million, respectively, for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Segment income from operations	$383	$1,819	$2,690	$4,336
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(59)	(74)	(190)	(245)
Minnesota Assets sale settlement gain(c)	—	183	—	183
Pension settlement expenses(d)	(23)	(33)	(83)	(116)
Net interest and other financial income (costs)	(47)	(25)	(140)	(64)
Income before income taxes	$254	$1,870	$2,277	$4,094

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.

(b)	Corporate overhead costs attributable to MPLX were included in the Pipeline Transportation segment subsequent to MPLX’s October 31, 2012 initial public offering.

(c)	See Note 6.

(d)	See Note 20.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Segment capital expenditures and investments	$350	$312	$2,147	$939
Less: Investments in equity method investees	75	5	86	12
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	54	19	106	47
Capitalized interest	7	29	15	95
Total capital expenditures(a)(b)	$336	$355	$2,182	$1,069

(a)	Capital expenditures include changes in capital accruals.

(b)	See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.
The following reconciles total revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Total revenues (as reported above)	$26,256	$21,050	$75,269	$61,560
Plus: Corporate and other unallocated items	—	(1)	(6)	(3)
Less: Sales to related parties	3	2	7	6
Sales and other operating revenues (including consumer excise taxes)	$26,253	$21,047	$75,256	$61,551
Total assets by reportable segment were:

(In millions)	September 30, 2013	December 31, 2012
Refining & Marketing	$20,379	$17,052
Speedway	2,036	1,947
Pipeline Transportation	1,943	1,950
Corporate and Other	4,645	6,274
Total consolidated assets	$29,003	$27,223

10. Other Items
Net interest and other financial income (costs) was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Interest:
Net interest expense	$(48)	$(47)	$(140)	$(138)
Interest capitalized	7	29	15	95
Total net interest	(41)	(18)	(125)	(43)
Other:
Net foreign currency losses	(1)	(1)	—	(1)
Bank service and other fees	(5)	(6)	(15)	(20)
Total other	(6)	(7)	(15)	(21)
Net interest and other financial income (costs)	$(47)	$(25)	$(140)	$(64)
11. Income Taxes
The combined federal, state and foreign income tax rate was 32 percent and 35 percent for the three months ended September 30, 2013 and 2012, respectively, and 34 percent and 36 percent for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate for the three and nine months ended September 30, 2013 is less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense. The effective tax rate for the three and nine months ended September 30, 2012 exceeded the U.S. statutory rate of 35 percent due to state and local tax expense, partially offset by permanent benefit differences, including the domestic manufacturing deduction.
Prior to the June 30, 2011 spinoff transaction from Marathon Oil Corporation (“Marathon Oil”), we were included in Marathon Oil’s income tax returns for all applicable years. During 2011, we anticipated a future settlement between Marathon Oil and us upon the filing of Marathon Oil’s consolidated U.S. federal and state income tax returns for the period prior to June 30, 2011. During the second quarter of 2013, we settled with Marathon Oil for the 2011 period based on filed tax returns, resulting in a $39 million increase to additional paid-in capital.
We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2003 tax years, respectively. We had $25 million of unrecognized tax benefits as of September 30, 2013. Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 22 for indemnification information. During the second quarter of 2013, we settled with Marathon Oil our U.S. federal and related state return liabilities for the 2008-2009 tax years, resulting in a reduction in unrecognized tax benefits of $21 million.
12. Inventories

(In millions)	September 30, 2013	December 31, 2012
Crude oil and refinery feedstocks	$2,615	$1,383
Refined products	2,651	1,761
Merchandise	83	74
Materials and supplies	365	231
Total (at cost)	$5,714	$3,449
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. There were no liquidations of LIFO inventories for the nine months ended September 30, 2013 and 2012.

13. Property, Plant and Equipment

(In millions)	September 30, 2013	December 31, 2012
Refining & Marketing	$16,712	$15,089
Speedway	2,236	2,100
Pipeline Transportation	1,901	1,747
Corporate and Other	526	473
Total	21,375	19,409
Less accumulated depreciation	7,580	6,766
Net property, plant and equipment	$13,795	$12,643
14. Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows:

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Balance at December 31, 2012	$551	$217	$162	$930
Acquisitions(a)	—	8	—	8
Balance at September 30, 2013	$551	$225	$162	$938

(a)	See Note 4 for information on acquisitions.
15. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2013
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$88	$—	$—	$(62)	$26	$69
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$90	$—	$—	$(62)	$28	$69

Commodity derivative instruments, liabilities	$62	$—	$—	$(62)	$—	$—
Contingent consideration, liability(c)	—	—	606	N/A	606	—
Total liabilities at fair value	$62	$—	$606	$(62)	$606	$—

	December 31, 2012
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$49	$—	$—	$(49)	$—	$45
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$51	$—	$—	$(49)	$2	$45

Commodity derivative instruments, liabilities	$88	$—	$—	$(88)	$—	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of December 31, 2012, cash collateral of $39 million was netted with mark-to-market derivative liabilities.

(b)	We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

(c)	Includes $108 million classified as current.
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
The contingent consideration represents the fair value as of September 30, 2013 of the amount we expect to pay to BP related to the earnout provision for the Galveston Bay Refinery and Related Assets acquisition. See Note 4. The fair value of the contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the contract applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation used significant unobservable inputs, including (1) an estimate of refinery throughput volumes; (2) a range of internal and external crack spread forecasts from $12 to $18 per barrel; and (3) a range of risk-adjusted discount rates from 5 percent to 10 percent. An increase or decrease in crack spread forecasts or refinery throughput volume expectations will result in a corresponding increase or decrease in the fair value. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual thresholds. An increase or decrease in the discount rate will result in a decrease or increase to the fair value, respectively. The fair value of the contingent consideration is reassessed each quarter, with changes in fair value recorded in cost of revenues.
The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Beginning balance	$611	$—	$—	$—
Contingent consideration agreement	—	—	600	—
Total realized and unrealized (gains) losses included in net income	(5)	—	6	2
Settlements of derivative instruments	—	—	—	(2)
Ending balance	$606	$—	$606	$—
There were no unrealized gains or losses recorded in net income for the three and nine months ended September 30, 2013 and 2012 related to Level 3 derivative instruments held at September 30, 2013 and 2012, respectively. See Note 16 for the income statement impacts of our derivative instruments. There was an unrealized gain of $5 million and an unrealized loss of $6 million related to the contingent consideration agreement for the three and nine months ended September 30, 2013, respectively.

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

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at September 30, 2013 and December 31, 2012, excluding the derivative financial instruments and contingent consideration reported above.

	September 30, 2013		December 31, 2012
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$203	$14	$263	$59
Other	30	29	33	31
Total financial assets	$233	$43	$296	$90
Financial liabilities:
Long-term debt(a)	$3,270	$3,002	$3,559	$3,006
Deferred credits and other liabilities	24	24	23	23
Total financial liabilities	$3,294	$3,026	$3,582	$3,029

(a)	Excludes capital leases
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
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$88	$62	Other current assets

	December 31, 2012
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$49	$88	Other current assets
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
The table below summarizes open commodity derivative contracts as of September 30, 2013.

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	11,350
Exchange-traded	Short	(28,810)
Refined Products(a)
Exchange-traded	Long	3,405
Exchange-traded	Short	(5,168)

(a)	100 percent of these contracts expire in the fourth quarter of 2013.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)		Gain (Loss)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2013	2012	2013	2012
Sales and other operating revenues	$9	$(32)	$13	$6
Cost of revenues	(170)	(251)	(179)	58
Total	$(161)	$(283)	$(166)	$64
17. Debt
Our outstanding borrowings at September 30, 2013 and December 31, 2012 consisted of the following:

(In millions)	September 30, 2013	December 31, 2012
Marathon Petroleum Corporation:
Revolving credit agreement due 2017	$—	$—
3.500% senior notes due March 1, 2016	750	750
5.125% senior notes due March 1, 2021	1,000	1,000
6.500% senior notes due March 1, 2041	1,250	1,250
Consolidated subsidiaries:
Capital lease obligations due 2013-2028	401	355
MPLX Operations LLC revolving credit agreement due 2017	—	—
Trade receivables securitization facility due 2014	—	—
Total	3,401	3,355
Unamortized discount	(10)	(10)
Fair value adjustments(a)	12	16
Amounts due within one year	(23)	(19)
Total long-term debt due after one year	$3,380	$3,342

(a)	See Note 16 for information on interest rate swaps.

There were no borrowings or letters of credit outstanding under the revolving credit agreements or the trade receivable securitization facility at September 30, 2013.

18. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2013	2012
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$166	$69
Net income taxes paid to taxing authorities(a)	1,027	776
Non-cash investing and financing activities:
Capital lease obligations increase	$61	$43
Property, plant and equipment sold	43	—
Acquisitions:
Contingent consideration(b)	600	—
Payable to seller(b)	6	—
Intangible asset acquired	—	3
Liability assumed	—	2

(a)
U.S. and most state income taxes, if incurred, were paid by Marathon Oil for periods prior to the June 30, 2011 spinoff transaction. The amount for 2012 includes payments of $181 million for 2011 return period income taxes made to Marathon Oil under our tax sharing agreement and in return we received an equal amount of tax credits. See Note 22.

(b) See Note 4.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2013	2012
Additions to property, plant and equipment	$733	$966
Acquisitions(a)	1,386	180
Increase (decrease) in capital accruals	63	(77)
Total capital expenditures	$2,182	$1,069

(a)
Includes $1.36 billion in 2013 for the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory and other current assets, of $1.15 billion plus assumed liabilities of $210 million. The 2012 acquisitions exclude the inventory acquired and liability assumed. See Note 4.

19. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2012	$(432)	$(36)	$4	$—	$(464)
Other comprehensive income before reclassifications	172	3	—	2	177
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(34)	(3)	—	—	(37)
– actuarial loss(a)	53	2	—	—	55
– settlement loss(a)	83	—	—	—	83
Tax expense (benefit)	(19)	—	—	—	(19)
Other comprehensive income	255	2	—	2	259
Balance as of September 30, 2013	$(177)	$(34)	$4	$2	$(205)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 20.
20. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$24	$17	$7	$5
Interest cost	19	20	6	5
Expected return on plan assets	(28)	(25)	—	—
Amortization – prior service credit	(12)	(11)	(1)	(1)
– actuarial loss	14	24	1	1
– net settlement loss	23	33	—	—
Net periodic benefit cost	$40	$58	$13	$10

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$70	$49	$19	$15
Interest cost	55	75	19	18
Expected return on plan assets	(81)	(76)	—	—
Amortization – prior service credit	(34)	(7)	(3)	(1)
– actuarial loss	53	70	2	1
– net settlement/curtailment loss	83	116	—	—
Net periodic benefit cost	$146	$227	$37	$33

During the nine months ended September 30, 2013, we made contributions of $158 million to our funded pension plans. We may make additional contributions to our pension plans in 2013 depending upon the anticipated funding status and plan asset performance. Current benefit payments related to unfunded pension and other postretirement benefit plans were $8 million and $14 million, respectively, during the nine months ended September 30, 2013.
Due to the Galveston Bay Refinery and Related Assets acquisition, during the first quarter of 2013, we remeasured certain pension and retiree medical plans resulting in a $122 million decrease in liabilities. The decrease in liabilities was due to a 0.2 percent increase in discount rates and an increase in pension plan asset value from December 31, 2012 to the remeasurement date. The net periodic benefit costs for the nine months ended September 30, 2013 reflect these remeasurements. The purchase accounting for the Galveston Bay Refinery and Related Assets acquisition includes a $43 million liability related to retiree medical assumed at the acquisition date. See Note 4.
During the nine months ended September 30, 2013 and 2012, we determined that lump sum payments to employees retiring in the respective year would exceed the plans’ total service and interest costs for the year. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, during the nine months ended September 30, 2013 and 2012, we recorded pension settlement expenses related to our cumulative lump sum payments made during the first nine months of 2013 and 2012, respectively.
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
On August 20, 2012, we communicated, to our impacted Medicare eligible retirees, changes in the post-65 medical plan coverage of the Marathon Petroleum Health Plan and the Marathon Petroleum Retiree Health Plan. Effective January 1, 2013, these Medicare eligible participants now receive a tax free contribution to a health reimbursement account, which replaces benefits provided under the previous plans. Increases are capped at 4 percent per year. This plan change resulted in a reduction in retiree medical liabilities of $40 million. This was more than offset by an increase in retiree medical liabilities of approximately $57 million primarily due to a reduction in discount rates as of the remeasurement date. The overall net liability increase and the offset to other comprehensive income was recorded during the three months ended September 30, 2012.
21. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the nine months ended September 30, 2013:

	Number of Shares(a)	Weighted Average Exercise Price
Outstanding at December 31, 2012	6,172,194	$36.17
Granted	408,603	84.65
Exercised	(1,045,210)	35.37
Forfeited, canceled or expired	(76,251)	43.05
Outstanding at September 30, 2013	5,459,336	39.86

(a)	Includes an immaterial number of stock appreciation rights.
The grant date fair value of stock option awards granted during the nine months ended September 30, 2013 was $27.13 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions. The assumption for expected volatility of our stock price was refined for the nine months ended September 30, 2013 to reflect a weighting of 33 percent of MPC’s common stock implied volatility and 67 percent of the historical volatility for a selected group of peer companies.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the nine months ended September 30, 2013:

	Shares of Restricted Stock ("RS")		Restricted Stock Units ("RSU")
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	638,073	$40.83	359,111	$31.07
Granted	250,419	87.70	18,790	74.94
RS's Vested/RSU's Issued	(238,171)	37.95	(252)	43.44
Forfeited	(23,043)	57.65	—	—
Outstanding at September 30, 2013	627,278	60.02	377,649	33.24
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the nine months ended September 30, 2013:

Number of Units
Outstanding at December 31, 2012	2,040,000
Granted	1,782,500
Settled	—
Canceled	—
Outstanding at September 30, 2013	3,822,500
The performance unit awards granted in 2013 have a grant date fair value of $1.12 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the nine months ended September 30, 2013, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.
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
At September 30, 2013 and December 31, 2012, accrued liabilities for remediation totaled $127 million and $123 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $49 million and $51 million at September 30, 2013 and December 31, 2012, respectively.

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
Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC. Both LOOP and LOCAP LLC have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of September 30, 2013.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $43 million as of September 30, 2013.
We hold an interest in an ethanol production facility through our investment in TAME, and through our participation as a lender under TAME’s revolving credit agreement, have agreed to reimburse the bank for 50 percent of any amounts drawn on a letter of credit that has been issued to secure TAME’s repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at September 30, 2013.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of September 30, 2013, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $132 million as of September 30, 2013, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, an indemnity to the co-lenders associated with an equity method investee’s credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual commitments—At September 30, 2013, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $876 million, which includes $700 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4 for additional information on the contingent consideration.

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

Executive Summary
Net income attributable to MPC was $168 million and $1.49 billion, or $0.54 and $4.60 per diluted share, for the third quarter and first nine months of 2013 compared to $1.22 billion and $2.63 billion, or $3.59 and $7.65 per diluted share, for the third quarter and first nine months of 2012. The decreases were primarily due to our Refining & Marketing segment, which generated income from operations of $227 million and $2.24 billion in the third quarter and first nine months of 2013 compared to $1.69 billion and $3.96 billion in the third quarter and first nine months of 2012.
The decreases in Refining & Marketing segment income from operations were primarily due to decreases in refining and marketing gross margins, which were $2.55 per barrel and $5.42 per barrel in the third quarter and first nine months of 2013 compared to $13.12 per barrel and $10.92 per barrel in the third quarter and first nine months of 2012. These impacts were partially offset by increases in refinery throughputs and refined product sales volumes related to the Galveston Bay refinery acquired in February 2013.
Speedway segment income from operations increased $26 million in the third quarter and $59 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to increases in our gasoline and distillate gross margin and our merchandise gross margin, partially offset by less income due to the absence of asset sales and higher operating expenses.

Pipeline Transportation segment income from operations increased $2 million in the third quarter and $19 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012. The increases primarily reflect higher transportation tariffs, partially offset by higher operating and depreciation expenses.
On February 1, 2013, we paid $1.49 billion to acquire from BP the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, an allocation of BP’s Colonial Pipeline Company shipper history, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites and a 1,040 megawatt electric cogeneration facility, as well as the inventory associated with these assets. We refer to these assets as the “Galveston Bay Refinery and Related Assets”. Pursuant to the purchase and sale agreement, we may also be required to pay BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. These assets are part of our Refining & Marketing and Pipeline Transportation segments. Information for periods prior to the acquisition does not include amounts for these operations. See Note 4 to the unaudited consolidated financial statements for additional information on this acquisition.
On August 1, 2013, we acquired from Mitsui & Co. (U.S.A.), Inc. its interests in three ethanol companies for $75 million. Under the purchase agreement, we acquired an additional 24 percent interest in TACE, bringing our ownership interest to 60 percent; a 34 percent interest in The Andersons Ethanol Investment LLC, which holds a 50 percent ownership in TAME, bringing our direct and indirect ownership interest in TAME to 67 percent; and a 40 percent interest in TAAE, which owns an ethanol production facility in Albion, Michigan. We hold a noncontrolling interest in each of these entities and account for them using the equity method of accounting since the minority owners have substantive participating rights.
On January 30, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization. The board also extended the remaining $650 million share repurchase authorization for a total outstanding authorization of $2.65 billion through December 2014. On September 26, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization through September 2015. During the first nine months of 2013, the final shares from the $500 million ASR program were delivered to us and we paid $2.34 billion to acquire 30 million common shares through open market share repurchases. The effective average cost was $76.01 per delivered share. At September 30, 2013, we also had agreements to repurchase additional common shares for $42 million, which were settled in early October 2013. As of September 30, 2013, we had total outstanding repurchase authorizations pursuant to the authorizations announced on January 30, 2013 and September 26, 2013 of approximately $2.31 billion.
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
Historically, West Texas Intermediate crude oil (“WTI”) has traded at prices similar to LLS. During the first nine months of 2012 and in early 2013, WTI traded at prices significantly less than LLS, which favorably impacted our refining and marketing gross margin. Logistical constraints in the U.S. mid-continent markets and other market factors acted to keep the price of WTI from rising with the prices of crude oil produced in other regions. However, the differential between WTI and LLS significantly narrowed in the second and third quarters of 2013 due to a variety of domestic and international market conditions along with changes in logistical infrastructure. Future crude oil differentials will be dependent on a variety of market and economic factors.

The following table provides sensitivities showing the estimated change in annual net income due to potential changes in market conditions.

(In millions, after-tax)
LLS 6-3-2-1 crack spread sensitivity (a) (per $1.00/barrel change)	$425
Sweet/sour differential sensitivity (b) (per $1.00/barrel change)	225
LLS-WTI differential sensitivity (c) (per $1.00/barrel change)	75
Natural gas price sensitivity (per $1.00/million British thermal unit change)	140

(a)	Weighted 38% Chicago and 62% USGC LLS 6-3-2-1 crack spreads and assumes all other differentials and pricing relationships remain unchanged.

(b)	LLS (prompt)-[delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

(c)	Assumes 20% of crude oil throughput volumes are WTI-based domestic crude oil.
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
Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. We had significant planned turnaround and major maintenance activities at our Catlettsburg, Kentucky; Garyville, Louisiana; and Galveston Bay refineries during the first nine months of 2013 compared to activities at our Detroit, Michigan; Garyville; and Robinson, Illinois refineries during the first nine months of 2012.
Speedway
Our retail marketing gross margin for gasoline and distillate, which is the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, impacts the Speedway segment profitability. Numerous factors impact gasoline and distillate demand throughout the year, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. Market demand increases for gasoline and distillate generally increase the product margin we can realize. The gross margin on merchandise sold at convenience stores historically has been less volatile. Approximately two-thirds of Speedway’s gross margin was derived from merchandise sales in the third quarter and first nine months of 2013.

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

Results of Operations
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2013	2012	Variance	2013	2012	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$26,253	$21,047	$5,206	$75,256	$61,551	$13,705
Sales to related parties	3	2	1	7	6	1
Income from equity method investments	9	7	2	16	18	(2)
Net gain on disposal of assets	1	175	(174)	3	178	(175)
Other income	8	18	(10)	40	28	12
Total revenues and other income	26,274	21,249	5,025	75,322	61,781	13,541
Costs and expenses:
Cost of revenues (excludes items below)	23,553	17,202	6,351	65,907	51,323	14,584
Purchases from related parties	103	84	19	254	204	50
Consumer excise taxes	1,631	1,463	168	4,685	4,271	414
Depreciation and amortization	299	246	53	888	712	176
Selling, general and administrative expenses	305	293	12	912	909	3
Other taxes	82	66	16	259	204	55
Total costs and expenses	25,973	19,354	6,619	72,905	57,623	15,282
Income from operations	301	1,895	(1,594)	2,417	4,158	(1,741)
Net interest and other financial income (costs)	(47)	(25)	(22)	(140)	(64)	(76)
Income before income taxes	254	1,870	(1,616)	2,277	4,094	(1,817)
Provision for income taxes	81	646	(565)	775	1,460	(685)
Net income	173	1,224	(1,051)	1,502	2,634	(1,132)
Less net income attributable to noncontrolling interests	5	—	5	16	—	16
Net income attributable to MPC	$168	$1,224	$(1,056)	$1,486	$2,634	$(1,148)
Net income attributable to MPC decreased $1.06 billion in the third quarter and $1.15 billion in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to decreases in refining and marketing gross margins, which were $2.55 per barrel and $5.42 per barrel in the third quarter and first nine months of 2013 compared to $13.12 per barrel and $10.92 per barrel in the third quarter and first nine months of 2012. These impacts were partially offset by increases in refinery throughputs and refined product sales volumes related to the Galveston Bay refinery acquired in February 2013.
Sales and other operating revenues (including consumer excise taxes) increased $5.21 billion in the third quarter and $13.71 billion in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to higher refined product sales volumes, which increased to 2,155 thousand barrels per day (“mbpd”) and 2,063 mbpd in the third quarter and first nine months of 2013 from 1,622 mbpd and 1,590 mbpd in the third quarter and first nine months of 2012, primarily due to the Galveston Bay refinery acquired in February 2013. This impact was partially offset by decreases in refined product selling prices.
Net gain on disposal of assets decreased $174 million in the third quarter and $175 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to the absence of a $171 million gain recognized in the third quarter of 2012 associated with the settlement agreement with the buyer of our Minnesota Assets.
Other income decreased $10 million in the third quarter and increased $12 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012. The decrease in the third quarter was primarily due to the absence of $12 million of dividends received from our preferred equity interest in the buyer of our Minnesota Assets in connection with the settlement agreement with the buyer in the third quarter of 2012, partially offset by an increase in dividends received from a pipeline affiliate in third quarter of 2013. The increase in the first nine months was primarily due to increases in sales of Renewable Identification Numbers (“RINs”) and dividends received from a pipeline affiliate, partially offset by the absence of $12 million of dividends received from our preferred equity interest in the buyer of our Minnesota Assets during the third quarter of 2012. See Note 6 to the unaudited consolidated financial statements for additional information on the Minnesota Assets sale and subsequent settlement agreement with the buyer.
Cost of revenues increased $6.35 billion in the third quarter and $14.58 billion in the first nine months of 2013 compared to the third quarter and first nine months of 2012. The increases were primarily due to increases in purchased crude oil volumes in the Refining & Marketing segment. Crude oil volumes increased 42 percent in the third quarter and 35 percent in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily associated with the Galveston Bay refinery acquired in February 2013. The third quarter of 2013 was also impacted by higher acquisition costs per barrel of crude oil compared to the third quarter of 2012.
Purchases from related parties increased $19 million in the third quarter and $50 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to increases in ethanol volumes purchased from our ethanol investments, including purchases from TAAE, which became an equity method affiliate on August 1, 2013. Our acquisition costs of ethanol from our ethanol investments was also impacted by lower ethanol prices in the third quarter of 2013 and higher ethanol prices in the first nine months of 2013. In addition, purchases from Centennial increased during the third quarter but decreased for the first nine months of 2013 compared to 2012.
Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that continued through the first nine months of 2013. At September 30, 2013, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial and concluded that no impairment was required given our assessment of its fair value based on various potential uses of Centennial’s assets. If current business conditions remain unchanged and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of September 30, 2013, our equity investment in Centennial was $30 million and we had a $43 million guarantee associated with 50 percent of Centennial's outstanding debt. See Note 22 to our unaudited consolidated financial statements for additional information on the debt guarantee.
Consumer excise taxes increased $168 million in the third quarter and $414 million in the first nine months of 2013 compared to the same periods of 2012, primarily due to increases in refined product sales volumes related to the Galveston Bay refinery acquired in February 2013.
Depreciation and amortization increased $53 million in the third quarter and $176 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to the completion of the heavy oil upgrading and expansion project at our Detroit, Michigan refinery and our acquisition of the Galveston Bay Refinery and Related Assets.
Other taxes increased $16 million in the third quarter and $55 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to increases in personal property and payroll taxes. These increases were attributable to a number of factors including the completion of the heavy oil upgrading and expansion project at our Detroit refinery, the acquisition of the Galveston Bay Refinery and Related Assets and Speedway’s acquisition of 97 convenience stores in 2012. The increase in the third quarter was also partially due to an increase in sales and use tax expense primarily attributable to the acquisition of the Galveston Bay Refinery and Related Assets.
Net interest and other financial costs increased $22 million in the third quarter and $76 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily reflecting decreases in capitalized interest due to the completion of the Detroit refinery heavy oil upgrading and expansion project in late 2012. We capitalized interest of $7 million in the third quarter and $15 million in the first nine months of 2013 compared to $29 million in the third quarter and $95 million in the first nine months of 2012.
Provision for income taxes decreased $565 million in the third quarter and $685 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to the $1.62 billion and $1.82 billion decreases in income before income taxes. The effective tax rates were 32 percent and 34 percent in the third quarter and first nine months of 2013 compared to 35 percent and 36 percent in the same periods of 2012. The effective tax rate in the third quarter and first nine months of 2013 is less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense. See Note 11 to the unaudited consolidated financial statements for further details.

Segment Results
Revenues are summarized by segment in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Refining & Marketing	$24,920	$19,631	$71,317	$57,359
Speedway	3,756	3,788	10,967	10,706
Pipeline Transportation	137	116	400	324
Segment revenues	28,813	23,535	82,684	68,389
Elimination of intersegment revenues	(2,557)	(2,485)	(7,415)	(6,829)
Total revenues	$26,256	$21,050	$75,269	$61,560
Items included in both revenues and costs:
Consumer excise taxes	$1,631	$1,463	$4,685	$4,271
Refining & Marketing segment revenues increased $5.29 billion in the third quarter and $13.96 billion in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to increases in refined product sales volumes related to the Galveston Bay refinery acquired in February 2013, partially offset by lower refined product selling prices. The table below shows our Refining & Marketing segment refined product sales volumes and prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day)(a)	2,148	1,605	2,052	1,569
Average refined product sales prices (dollars per gallon)	$2.89	$3.05	$2.92	$3.04

(a)	Includes intersegment sales.
The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per gallon)	2013	2012	2013	2012
Chicago spot unleaded regular gasoline	$2.84	$3.00	$2.86	$2.92
Chicago spot ultra-low sulfur diesel	3.02	3.09	3.04	2.98
USGC spot unleaded regular gasoline	2.78	2.88	2.76	2.88
USGC spot ultra-low sulfur diesel	3.01	3.07	2.98	3.06
Refining & Marketing intersegment sales to our Speedway segment were $2.44 billion in the third quarter and $7.07 billion in the first nine months of 2013 compared to $2.39 billion in the third quarter and $6.56 billion in the first nine months of 2012. Intersegment refined product sales volumes were 774 million gallons in the third quarter and 2.21 billion gallons in the first nine months of 2013 compared to 714 million gallons in the third quarter and 2.00 billion gallons in the first nine months of 2012, with the increased volumes in the first nine months of 2013 partially due to Speedway’s acquisitions of convenience stores in 2013 and 2012.
Speedway segment revenues decreased $32 million in the third quarter and increased $261 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012. The $32 million decrease in the third quarter of 2013 was primarily due to a decrease in gasoline and distillate selling prices, partially offset by an increase in gasoline and distillate sales volumes of 24 million gallons. The $261 million increase in the first nine months of 2013 was primarily due to an increase in gasoline and distillate sales volumes of 88 million gallons, partially offset by a decrease in gasoline and distillate selling prices. Gasoline and distillate selling prices averaged $3.47 per gallon and $3.54 per gallon in the third quarter and first nine months of 2013 compared to $3.63 per gallon and $3.59 per gallon in the third quarter and first nine months of 2012. The Speedway segment also had higher merchandise sales in the third quarter and first nine months of 2013. The increases in gasoline and distillate sales volumes and merchandise sales in the first nine months of 2013 were primarily due to the acquisitions of convenience stores in 2013 and 2012.
Pipeline Transportation segment revenue increased $21 million in the third quarter and $76 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to higher transportation tariffs from our crude oil pipelines, resulting from higher crude oil volumes transported and increased tariff rates in the last half of 2012. Crude oil pipeline throughput volumes increased 181 mbpd in the third quarter and 158 mbpd for the nine months of 2013 compared to the corresponding 2012 periods. Higher average prices received on our refined products pipelines were offset by decreased volumes transported during the third quarter and first nine months of 2013. Refined products pipeline throughput volumes decreased 131 mbpd in the third quarter and 42 mbpd for the nine months of 2013 compared to the corresponding 2012 periods.
Income before income taxes and income from operations by segment are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Income from Operations by segment
Refining & Marketing	$227	$1,691	$2,235	$3,959
Speedway	102	76	292	233
Pipeline Transportation(a)	54	52	163	144
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(59)	(74)	(190)	(245)
Minnesota Assets sale settlement gain	—	183	—	183
Pension settlement expenses	(23)	(33)	(83)	(116)
Income from operations	301	1,895	2,417	4,158
Net interest and other financial income (costs)	(47)	(25)	(140)	(64)
Income before income taxes	$254	$1,870	$2,277	$4,094

(a)	Corporate overhead costs attributable to MPLX are included in the Pipeline Transportation segment subsequent to MPLX’s October 31, 2012 initial public offering.

(b)	Corporate and other unallocated items consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.
The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per barrel)	2013	2012	2013	2012
Chicago LLS 6-3-2-1(a)(b)	$7.34	$13.17	$8.75	$7.58
USGC LLS 6-3-2-1(a)	6.02	10.33	5.96	7.79
Blended 6-3-2-1(a)(c)	6.52	11.81	7.02	7.68
LLS	109.97	109.41	109.46	112.39
WTI	105.81	92.20	98.20	96.16
LLS—WTI differential(a)	4.16	17.21	11.26	16.23
Sweet/Sour differential(a)(d)	6.55	12.22	8.23	12.13

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC 3% Bunker value as a proxy for Chicago residual fuel price.

(c)	Blended Chicago/USGC crack spread is 38%/62% in 2013 and 52%/48% in 2012 based on MPC’s refining capacity by region in each period.

(d)	LLS (prompt)-[delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

Refining & Marketing segment income from operations decreased $1.46 billion in the third quarter and $1.72 billion in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to decreases in refining and marketing gross margins, which averaged $2.55 per barrel and $5.42 per barrel in the third quarter and first nine months of 2013 compared to $13.12 per barrel and $10.92 per barrel in the third quarter and first nine months of 2012. The main factors contributing to the decreases were narrower crude oil differentials, lower crack spreads and lower product price realizations compared to the spot market product prices used in the LLS crack spread calculation.
The sweet and sour crude oil differentials narrowed by $5.67 per barrel in the third quarter and $3.90 per barrel in the first nine months of 2013. In addition, the LLS-WTI crude oil differentials narrowed by $13.05 per barrel in the third quarter and $4.97 per barrel in the first nine months of 2013. The Chicago and USGC LLS 6-3-2-1 blended crack spread decreased $5.29 per barrel and $0.66 per barrel in the third quarter and first nine months of 2013. These impacts were partially offset by increases in refinery throughputs and refined product sales volumes related to the Galveston Bay refinery acquired in February 2013.
The following table summarizes our refinery throughputs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,682	1,186	1,603	1,180
Other charge and blendstocks	195	159	202	155
Total	1,877	1,345	1,805	1,335
Sour crude oil processed (percent of crude oil refined)	53	56	53	52
The increases in crude oil throughput and other charge and blendstocks throughput in the third quarter and first nine months of 2013 compared to the same periods of 2012 were primarily due to the Galveston Bay refinery acquired in February 2013.
The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Refining & Marketing gross margin (dollars per barrel)(a)	$2.55	$13.12	$5.42	$10.92
Refinery direct operating costs in Refining & Marketing gross margin (dollars per barrel):(b)
Turnaround and major maintenance	$0.96	$1.18	$0.94	$1.04
Depreciation and amortization	1.27	1.44	1.32	1.40
Other manufacturing(c)	4.10	3.16	4.00	3.13
Total	$6.33	$5.78	$6.26	$5.57
Refined product sales volumes (thousands of barrels per day)(d)	2,148	1,605	2,052	1,569

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
Refinery direct operating costs in the Refining & Marketing gross margin increased $0.55 per barrel and $0.69 per barrel of total refinery throughputs in the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012, which includes increases in other manufacturing costs of $0.94 per barrel and $0.87 per barrel, respectively. The increases were primarily attributable to the addition of the Galveston Bay refinery, which had higher operating costs per barrel of throughput than the average of our other six refineries due to its greater level of complexity.

We purchase RINs to satisfy a portion of our Renewable Fuel Standard (“RFS2”) compliance. Our cost of purchasing RINs increased to $78 million and $185 million in the third quarter and first nine months of 2013 from $4 million and $70 million in the same periods of 2012, primarily due to higher ethanol RIN prices. The increase in the third quarter was also partially due to higher biomass-based diesel RIN prices and the increase in the first nine months was also partially due to an increase in the biomass-based diesel volumetric obligation.
Speedway segment income from operations increased $26 million in the third quarter and $59 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012, primarily due to increases in our gasoline and distillate gross margin and our merchandise gross margin, partially offset by less income due to the absence of operating asset sales and higher operating expenses. The increases in our gasoline and distillate gross margin were primarily due to $0.0304 and $0.0202 increases in our gross margin per gallon along with higher sales volumes. The increases in the merchandise gross margin were primarily due to higher merchandise sales. The increases in gasoline and distillate sales volumes, merchandise sales and expenses in the first nine months of 2013 primarily related to an increase in the number of convenience stores.
The following table includes certain key operating statistics for the Speedway segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Convenience stores at period-end	1,471	1,463
Gasoline & distillate sales (millions of gallons)	803	779	2,329	2,241
Gasoline & distillate gross margin (dollars per gallon)(a)	$0.1404	$0.1100	$0.1483	$0.1281
Merchandise sales (in millions)	$843	$826	$2,360	$2,297
Merchandise gross margin (in millions)	$224	$217	$620	$599
Same store gasoline sales volume (period over period)	1.0%	(3.9)%	0.6%	(1.1)%
Same store merchandise sales excluding cigarettes (period over period)	5.6%	4.1%	3.8%	8.0%

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.
Pipeline Transportation segment income from operations increased $2 million in the third quarter and $19 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012. The increases primarily reflect higher transportation tariffs, partially offset by higher operating and depreciation expenses.
Corporate and other unallocated expenses decreased $15 million in the third quarter and $55 million in the first nine months of 2013 compared to the third quarter and first nine months of 2012. The decreases were primarily due to lower unallocated employee benefit and information technology expenses.
We recognized a gain of $183 million during the third quarter and first nine months of 2012 associated with the settlement agreement with the buyer of our Minnesota Assets, which included $86 million of the deferred gain that was recorded when the sale transaction was originally closed. See Note 6 to the unaudited consolidated financial statements for additional information on the Minnesota Assets sale and subsequent settlement with the buyer.
We recorded pretax pension settlement expenses of $23 million in the third quarter and $83 million in the first nine months of 2013 resulting from the level of employee lump sum retirement distributions that occurred during those periods, compared to $33 million in the third quarter and $116 million in the first nine months of 2012.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $2.02 billion at September 30, 2013 compared to $4.86 billion at December 31, 2012. Net cash provided by (used in) operating activities, investing activities and financing activities for the first nine months of 2013 and 2012 are presented in the following table.

	Nine Months Ended September 30,
(In millions)	2013	2012
Net cash provided by (used in):
Operating activities	$2,050	$2,449
Investing activities	(2,251)	(1,033)
Financing activities	(2,641)	(1,108)
Total	$(2,842)	$308
Net cash provided by operating activities decreased $399 million in the first nine months of 2013 compared to the first nine months of 2012, primarily due to a decrease in net income, partially offset by favorable changes in working capital compared to 2012. Changes in working capital were a net $330 million use of cash in the first nine months of 2013 compared to a net $1.35 billion use of cash in the first nine months of 2012. The $330 million use of cash from working capital changes in the first nine months of 2013 was primarily due to increases in crude oil and refined product inventory volumes and current receivables, partially offset by an increase in accounts payable and accrued liabilities. Changes in inventories were a $1.33 billion use of cash in the first nine months of 2013, primarily due to increases in crude oil and refined product inventory volumes. Current receivables increased $983 million from year-end 2012, primarily due to higher refined product receivable volumes attributable to an increase in refined product sales volumes associated with the Galveston Bay refinery acquired in February 2013, and an increase in income taxes receivable associated with federal income taxes. Accounts payable increased $2.18 billion from year-end 2012, primarily due to higher crude oil payable volumes related to the addition of the Galveston Bay refinery in February 2013 and higher crude oil prices at the end of the third quarter of 2013 compared to year-end 2012. The $1.35 billion use of cash from working capital changes in the first nine months of 2012 was primarily due to a decrease in accounts payable and accrued liabilities resulting primarily from a reduction in crude oil payable volumes and an increase in inventories resulting primarily from interim seasonal increases in refined products and crude oil inventory volumes. Partially offsetting these uses of cash was a decrease in accounts receivable primarily caused by lower crude oil receivable volumes, partially offset by higher refined products receivables.
Net cash used in investing activities increased $1.22 billion in the first nine months of 2013 compared to the first nine months of 2012, primarily due to the Galveston Bay Refinery and Related Assets acquisition in February 2013, partially offset by lower capital expenditures in 2013 due to the completion of the Detroit refinery heavy oil upgrading and expansion project in late 2012.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(In millions)	2013	2012
Additions to property, plant and equipment	$733	$966
Acquisitions(a)	1,386	180
Increase (decrease) in capital accruals	63	(77)
Total capital expenditures	2,182	1,069
Investments in equity method investees	86	12
Total capital expenditures and investments	$2,268	$1,081

(a)
Includes $1.36 billion in 2013 for the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory and other current assets, of $1.15 billion plus assumed liabilities of $210 million. The 2012 acquisitions exclude the inventory acquired and liability assumed. See Note 4 to the unaudited consolidated financial statements.

Capital expenditures and investments are summarized by segment below.

	Nine Months Ended September 30,
(In millions)	2013	2012
Refining & Marketing(a)	$1,797	$513
Speedway(b)	177	257
Pipeline Transportation(c)	173	169
Corporate and Other(d)	121	142
Total	$2,268	$1,081

(a)	Includes $1.29 billion in 2013 for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4 to the unaudited consolidated financial statements.

(b)	Includes acquisitions of nine convenience stores in 2013 and 97 convenience stores in 2012.

(c)	Includes $70 million in 2013 for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4 to the unaudited consolidated financial statements.

(d)	Includes capitalized interest of $15 million and $95 million for the nine months ended September 30, 2013 and 2012, respectively.
The acquisition of the Galveston Bay Refinery and Related Assets comprised 60 percent of our total capital spending in the first nine months of 2013. The Detroit refinery heavy oil upgrading and expansion project, which we completed in the fourth quarter of 2012, comprised 56 percent (excluding capitalized interest associated with this project) of our Refining & Marketing segment capital spending in the first nine months of 2012.
Net cash used in financing activities increased $1.53 billion in the first nine months of 2013 compared to the first nine months of 2012. The uses of cash for both periods were primarily for common stock repurchases under our share repurchase plans and dividend payments.
Cash used in common stock repurchases under the share repurchase plans authorized by our board of directors increased $1.49 billion in the first nine months of 2013 compared to the first nine months of 2012. During the first nine months of 2013, we paid $2.34 billion to repurchase 30 million common shares through open market repurchases compared to $850 million paid to repurchase 20 million shares under an ASR program during the nine months of 2012. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.
Cash used in dividend payments increased $67 million in the first nine months of 2013 compared to the first nine months of 2012, primarily due to an average 9 cent per share increase in our quarterly dividend payment for the nine months, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments totaled $1.12 per common share in the first nine months of 2013 compared to $0.85 per common share in the first nine months of 2012.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources
As of September 30, 2013, we had no borrowings or letters of credit outstanding under our revolving credit agreements or our trade receivables securitization facility and our liquidity totaled $5.52 billion consisting of:

(In millions)	September 30, 2013
Cash and cash equivalents	$2,018
Revolving credit agreement(a)	2,500
Trade receivables securitization facility	1,000
Total	$5,518

(a)	Excludes MPLX’s $500 million revolving credit agreement, which was undrawn as of September 30, 2013.
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
Our revolving credit agreement (the “MPC Credit Agreement”) and MPLX’s revolving credit agreement (the “MPLX Credit Agreement”) contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC Credit Agreement) of no greater than 0.65 to 1.00. As of September 30, 2013, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.18 to 1.00, as well as the other covenants contained in the MPC Credit Agreement.
The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). As of September 30, 2013, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 0.1 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.
Our intention is to maintain an investment grade credit profile. As of September 30, 2013, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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

Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 23 percent at September 30, 2013 and 22 percent December 31, 2012.

(In millions)	September 30, 2013	December 31, 2012
Long-term debt due within one year	$23	$19
Long-term debt	3,380	3,342
Total debt	$3,403	$3,361
Calculation of debt-to-total-capital ratio:
Total debt	$3,403	$3,361
Total equity	11,264	12,105
Total capital	$14,667	$15,466
Debt-to-total-capital ratio	23%	22%
Capital Requirements
We have a capital and investment budget for 2013 of $1.62 billion, excluding capitalized interest and the purchase price for the Galveston Bay Refinery and Related Assets. The budget includes spending on refining, retail marketing, transportation, logistics and brand marketing projects as well as amounts designated for corporate activities. During the nine months ended September 30, 2013, our capital expenditures and investments were $891 million, excluding capitalized interest and the purchase price for the Galveston Bay Refinery and Related Assets. There have been no material changes to our 2013 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2012 was filed. We continuously evaluate our capital budget and make changes as conditions warrant.
Pursuant to the purchase and sale agreement for the Galveston Bay Refinery and Related Assets, we may be required to pay to the seller a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. See Note 4 to the unaudited consolidated financial statements.
During the nine months ended September 30, 2013, we made contributions of $158 million to our funded pension plans. We may make additional contributions to our funded pension plans in 2013 depending on the anticipated funding status and plan asset performance.
On October 30, 2013, our board of directors approved a 42 cents per share dividend, payable December 10, 2013 to stockholders of record at the close of business on November 20, 2013.
On January 30, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization. The board also extended the remaining $650 million share repurchase authorization for a total outstanding authorization of $2.65 billion through December 2014. On September 26, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization through September 2015. During the first nine months of 2013, the final shares from the $500 million ASR program were delivered to us and we paid $2.34 billion to acquire 30 million common shares through open market share repurchases. During the third quarter of 2013, we also entered into agreements to acquire additional common shares for $42 million, which were settled in early October 2013. At September 30, 2013, the initial $2.0 billion repurchase authorization announced on February 1, 2012 and extended on January 30, 2013 had been exhausted. As of September 30, 2013, we had total outstanding repurchase authorizations pursuant to the authorizations announced on January 30, 2013 and September 26, 2013 of $2.31 billion, of which $309 million expires in December 2014 and $2.0 billion expires in September 2015.
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
The above discussion of the share repurchase authorizations includes forward-looking statements. Factors that could affect the share repurchase plan and its timing include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

Contractual Cash Obligations
The following table provides aggregated information on our consolidated obligations to make future payments under existing contracts as of September 30, 2013.

(In millions)	Total	2013	2014-2015	2016-2017	Later Years
Long-term debt(a)	$5,712	$2	$332	$1,039	$4,339
Capital lease obligations	527	11	93	90	333
Operating lease obligations	1,004	50	344	247	363
Purchase obligations:(b)
Crude oil, feedstock, refined product and renewable fuel contracts(c)	14,038	10,615	2,406	759	258
Transportation and related contracts	1,893	62	392	395	1,044
Contracts to acquire property, plant and equipment(d)(e)	876	139	349	388	—
Service, materials and other contracts(f)	1,883	206	557	393	727
Total purchase obligations	18,690	11,022	3,704	1,935	2,029
Other long-term liabilities reported in the consolidated balance sheet(g)	914	30	305	144	435
Total contractual cash obligations	$26,847	$11,115	$4,778	$3,455	$7,499

(a)	Includes interest payments for our senior notes and commitment and administrative fees for the MPC Credit Agreement, the MPLX Credit Agreement and our trade receivables securitization facility.

(b)	Includes both short- and long-term purchases obligations.

(c)
These contracts include variable price arrangements with estimated prices to be paid primarily based on current market conditions. We are in the process of implementing systems that will allow us to estimate prices based on futures curves, which as of September 30, 2013, has been implemented for contracts with purchase obligations of $2.81 billion.

(d)	Includes obligations to advance funds to equity method investees.

(e)	Includes $700 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4 to the unaudited consolidated financial statements.

(f)	Primarily includes contracts to purchase services such as utilities, supplies and various other maintenance and operating services.

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
There have been no other significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2013.
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

Fair Value Estimates
Acquisitions
In accounting for business combinations, acquired assets and liabilities are recorded based on estimated fair values as of the date of acquisition. The excess or shortfall of the purchase price when compared to the fair value of the net tangible and identifiable intangible assets acquired, if any, is recorded as goodwill or a bargain purchase gain, respectively. A significant amount of judgment is involved in estimating the individual fair values of property, plant and equipment, intangible assets and other assets and liabilities. We use all available information to make these fair value determinations and, for certain acquisitions, engage third-party consultants for assistance.

The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project related future cash inflows and outflows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity specific differences. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ from the projected results used to determine fair value. See Note 4 to the unaudited consolidated financial statements for additional information on our acquisitions.
Derivatives
We record all derivative instruments at fair value. All of our commodity derivatives are cleared through exchanges which provide active trading information for identical derivatives and do not require any assumptions in arriving at fair value.
Accounting Standards Not Yet Adopted
As of September 30, 2013, there are no accounting standards that have not yet been adopted.

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
Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2013 is provided in the following table.

	Incremental Change in IFO from a Hypothetical Price Increase of		Incremental Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of September 30, 2013
Crude	$(199)	$(497)	$202	$505
Refined products	(7)	(12)	20	49
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2013 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the projected incremental effect of a hypothetical 100-basis-point shift in interest rates on financial assets and liabilities as of September 30, 2013 is provided in the following table.

(In millions)	Fair Value		Incremental Change in Fair Value
Financial assets (liabilities)(a)
Long-term debt(b)	$(3,270)	(c)	$(296)	(d)

(a)
Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	Excludes capital leases.

(c)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(d)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2013.
At September 30, 2013, our portfolio of long-term debt was substantially comprised of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2013, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Income from Operations by segment
Refining & Marketing	$227	$1,691	$2,235	$3,959
Speedway	102	76	292	233
Pipeline Transportation(a)	54	52	163	144
Items not allocated to segments:
Corporate and other unallocated items(a)	(59)	(74)	(190)	(245)
Minnesota Assets sale settlement gain	—	183	—	183
Pension settlement expenses	(23)	(33)	(83)	(116)
Income from operations	$301	$1,895	$2,417	$4,158
Capital Expenditures and Investments(b)(c)
Refining & Marketing	$243	$182	$1,797	$513
Speedway(d)	65	59	177	257
Pipeline Transportation	42	71	173	169
Corporate and Other(e)	61	48	121	142
Total	$411	$360	$2,268	$1,081

(a)
Included in the Pipeline Transportation segment for the three and nine months ended September 30, 2013 are $5 million and $15 million, respectively, of corporate overhead costs attributable to MPLX, which were included in items not allocated to segments prior to MPLX’s October 31, 2012 initial public offering. These expenses are not currently allocated to other segments.

(b)	Capital expenditures include changes in capital accruals.

(c)
The nine months ended September 30, 2013 includes $1.36 billion for the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory, of $1.15 billion plus assumed liabilities of $210 million. The total consideration amount of $1.15 billion includes the base purchase price and a fair-value estimate of $600 million for the contingent consideration. See Note 4 to the unaudited consolidated financial statements.

(d)	Includes Speedway’s acquisitions of convenience stores. See Note 4 to the unaudited consolidated financial statements.

(e)
Includes capitalized interest of $7 million and $29 million for the three months ended September 30, 2013 and 2012, respectively, and $15 million and $95 million for the nine months ended September 30, 2013 and 2012, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)(b)	2,155	1,622	2,063	1,590
Refining & Marketing Operating Statistics(b)
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,682	1,186	1,603	1,180
Other charge and blendstocks	195	159	202	155
Total	1,877	1,345	1,805	1,335
Crude Oil Capacity Utilization percent(c)	99	99	97	99
Refined Product Yields (thousands of barrels per day):
Gasoline	938	728	917	723
Distillates	578	439	570	420
Propane	39	25	37	25
Feedstocks and special products	259	95	227	109
Heavy fuel oil	31	21	31	18
Asphalt	70	67	57	64
Total	1,915	1,375	1,839	1,359
Refining & Marketing Refined Product Sales Volume (thousands of barrels per day)(d)	2,148	1,605	2,052	1,569
Refining & Marketing Gross Margin (dollars per barrel)(e)	$2.55	$13.12	$5.42	$10.92
Refinery Direct Operating Costs in Refining & Marketing Gross Margin (dollars per barrel):(f)
Turnaround and major maintenance	$0.96	$1.18	$0.94	$1.04
Depreciation and amortization	1.27	1.44	1.32	1.40
Other manufacturing(g)	4.10	3.16	4.00	3.13
Total	$6.33	$5.78	$6.26	$5.57
Speedway Operating Statistics
Convenience stores at period-end	1,471	1,463
Gasoline & distillate sales (millions of gallons)	803	779	2,329	2,241
Gasoline & distillate gross margin (dollars per gallon)(h)	$0.1404	$0.1100	$0.1483	$0.1281
Merchandise sales (in millions)	$843	$826	$2,360	$2,297
Merchandise gross margin (in millions)	$224	$217	$620	$599
Same store gasoline sales volume (period over period)	1.0%	(3.9)%	0.6%	(1.1)%
Same store merchandise sales excluding cigarettes (period over period)	5.6%	4.1%	3.8%	8.0%
Pipeline Transportation Operating Statistics
Pipeline Throughputs (thousands of barrels per day)(i):
Crude oil pipelines	1,317	1,136	1,308	1,150
Refined products pipelines	913	1,044	930	972
Total	2,230	2,180	2,238	2,122

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.

(b)	Includes the impact of the Galveston Bay Refinery and Related Assets beginning on the February 1, 2013 acquisition date.

(c)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(d)	Includes intersegment sales.

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
Environmental Proceedings
In May 2013, the Michigan Department of Environmental Quality ("MDEQ") issued a Notice of Enforcement to Marathon Petroleum Company LP for alleged violations associated with exceeding various air permit limits. In October 2013, we self-disclosed potential similar exceedences that may occur by the end of 2013. We expect to resolve these violations through revisions in the air permit limits. The resolution of this matter may result in a penalty in excess of $100,000.
We are involved in a number of other environmental proceedings arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended September 30, 2013, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(d)
07/01/2013-07/31/2013	3,888,323	$70.48	3,870,700	$1,064,542,281
08/01/2013-08/31/2013	5,679,662	$72.53	5,678,976	652,624,313
09/01/2013-09/30/2013	4,992,300	$68.87	4,992,300	2,308,810,532
Total	14,560,285	$70.73	14,541,976

(a)
The amounts in this column include 17,623 and 686 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in July and August, respectively.

(b)
Amounts in this column reflect the weighted average price paid for shares purchased under our share repurchase authorizations and for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

(c)
On February 1, 2012, we announced that our board of directors authorized a share repurchase plan, enabling us to purchase up to $2.0 billion of our common stock over a two-year period to expire on January 31, 2014. Through January 30, 2013, the total value of share repurchases completed pursuant to this initial repurchase authorization was $1.35 billion. On January 30, 2013, we announced that our board of directors extended the duration of the existing $650 million repurchase authorization and approved an additional $2.0 billion share repurchase authorization, both to expire on December 31, 2014. On September 26, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization through September 30, 2015, resulting in $6.0 billion of total share repurchase authorizations since January 1, 2012.

(d)
The initial $2.0 billion repurchase authorization announced on February 1, 2012 and extended on January 30, 2013, had been exhausted during the second quarter of 2013. As of September 30, 2013, we had total outstanding repurchase authorizations of approximately $2.31 billion, of which $0.31 billion expires in December 2014 and $2.0 billion expires in September 2015.

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

November 7, 2013	MARATHON PETROLEUM CORPORATION

	By:	/s/ Michael G. Braddock
Michael G. Braddock Vice President and Controller