Form 10-Q
period 2014-03-31
Marathon Petroleum Corp
filed 2014-05-05
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 288,632,472 shares of Marathon Petroleum Corporation common stock outstanding as of April 30, 2014.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended March 31, 2014

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$23,285	$23,330
Income from equity method investments	35	—
Net gain on disposal of assets	1	1
Other income	24	14
Total revenues and other income	23,345	23,345
Costs and expenses:
Cost of revenues (excludes items below)	20,540	20,034
Purchases from related parties	159	72
Consumer excise taxes	1,515	1,458
Depreciation and amortization	320	287
Selling, general and administrative expenses	346	249
Other taxes	104	89
Total costs and expenses	22,984	22,189
Income from operations	361	1,156
Net interest and other financial income (costs)	(46)	(48)
Income before income taxes	315	1,108
Provision for income taxes	108	378
Net income	207	730
Less net income attributable to noncontrolling interests	8	5
Net income attributable to MPC	$199	$725
Per Share Data (See Note 6)
Basic:
Net income attributable to MPC per share	$0.68	$2.19
Weighted average shares outstanding	293	331
Diluted:
Net income attributable to MPC per share	$0.67	$2.17
Weighted average shares outstanding	295	333
Dividends paid	$0.42	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Net income	$207	$730
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $4 and $54	7	90
Prior service costs, net of tax of ($5) and ($5)	(8)	(8)
Other comprehensive income (loss)	(1)	82
Comprehensive income	206	812
Less comprehensive income attributable to noncontrolling interests	8	5
Comprehensive income attributable to MPC	$198	$807
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,166	$2,292
Receivables, less allowance for doubtful accounts of $9 and $9	5,420	5,559
Inventories	5,689	4,689
Other current assets	173	197
Total current assets	13,448	12,737
Equity method investments	602	463
Property, plant and equipment, net	13,854	13,921
Goodwill	938	938
Other noncurrent assets	317	326
Total assets	$29,159	$28,385
Liabilities
Current liabilities:
Accounts payable	$9,313	$8,234
Payroll and benefits payable	259	406
Consumer excise taxes payable	371	373
Accrued taxes	614	513
Long-term debt due within one year	24	23
Other current liabilities	265	275
Total current liabilities	10,846	9,824
Long-term debt	3,635	3,373
Deferred income taxes	2,290	2,304
Defined benefit postretirement plan obligations	855	771
Deferred credits and other liabilities	775	781
Total liabilities	18,401	17,053
Commitments and contingencies (see Note 20)
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued - 363 million and 362 million shares (par value $0.01 per share, 1 billion shares authorized)	4	4
Held in treasury, at cost - 73 million and 65 million shares	(4,849)	(4,155)
Additional paid-in capital	9,803	9,768
Retained earnings	5,591	5,507
Accumulated other comprehensive loss	(205)	(204)
Total MPC stockholders’ equity	10,344	10,920
Noncontrolling interests	414	412
Total equity	10,758	11,332
Total liabilities and equity	$29,159	$28,385
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$207	$730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320	287
Pension and other postretirement benefits, net	82	28
Deferred income taxes	(14)	6
Net gain on disposal of assets	(1)	(1)
Equity method investments, net	6	4
Changes in the fair value of derivative instruments	(25)	(57)
Changes in:
Current receivables	139	(884)
Inventories	(1,000)	(517)
Current accounts payable and accrued liabilities	1,011	2,491
All other, net	41	(8)
Net cash provided by operating activities	766	2,079
Investing activities:
Additions to property, plant and equipment	(267)	(195)
Acquisitions	—	(1,493)
Disposal of assets	2	3
Investments—acquisitions, loans and contributions	(123)	(21)
—redemptions and repayments	—	11
All other, net	28	13
Net cash used in investing activities	(360)	(1,682)
Financing activities:
Long-term debt – borrowings	270	—
– repayments	(6)	(5)
Debt issuance costs	—	(2)
Issuance of common stock	13	28
Common stock repurchased	(689)	(431)
Dividends paid	(123)	(116)
Distributions to noncontrolling interests	(6)	(4)
All other, net	9	10
Net cash used in financing activities	(532)	(520)
Net decrease in cash and cash equivalents	(126)	(123)
Cash and cash equivalents at beginning of period	2,292	4,860
Cash and cash equivalents at end of period	$2,166	$4,737
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2012	$4	$(1,253)	$9,527	$3,880	$(464)	$411	$12,105
Net income	—	—	—	725	—	5	730
Dividends declared	—	—	—	(116)	—	—	(116)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	82	—	82
Shares repurchased	—	(531)	100	—	—	—	(431)
Shares issued (returned) - stock based compensation	—	(3)	27	—	—	—	24
Stock-based compensation	—	—	22	—	—	—	22
Balance as of March 31, 2013	$4	$(1,787)	$9,676	$4,489	$(382)	$412	$12,412
Balance as of December 31, 2013	$4	$(4,155)	$9,768	$5,507	$(204)	$412	$11,332
Net income	—	—	—	199	—	8	207
Dividends declared	—	—	—	(124)	—	—	(124)
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Other comprehensive income	—	—	—	—	(1)	—	(1)
Shares repurchased	—	(689)	—	—	—	—	(689)
Shares issued (returned)—stock based compensation	—	(5)	14	—	—	—	9
Stock-based compensation	—	—	21	—	—	—	21
Other	—	—	—	9	—	—	9
Balance as of March 31, 2014	$4	$(4,849)	$9,803	$5,591	$(205)	$414	$10,758

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2012	361	(28)
Shares repurchased	—	(6)
Balance as of March 31, 2013	361	(34)
Balance as of December 31, 2013	362	(65)
Shares repurchased	—	(8)
Shares issued—stock-based compensation	1	—
Balance as of March 31, 2014	363	(73)
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
See Note 8 for additional information about our operations.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.
During the three months ended March 31, 2014, we recorded an out-of-period adjustment for additional expenses related to the prior year's bonus programs of $29 million, included in total costs and expenses on the consolidated statements of income. The impact to our consolidated results of operations for three months ended March 31, 2014 and for the year ended December 31, 2013 was immaterial. We do not expect this adjustment to have a material impact to our results of operations for the year ended December 31, 2014.
2. Accounting Standards
Not Yet Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component(s) of an entity or the classification of a component(s) of an entity as held for sale which represents a strategic shift for an entity and has (or will have) a major impact on an entity's operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity's continuing involvement with the discontinued operation. The accounting standards update is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. Adoption of this standards update in the first quarter of 2015 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.
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
MPLX’s initial assets consisted of a 51 percent general partner interest in MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States, and a 100 percent interest in a butane storage cavern in West Virginia. On May 1, 2013, we sold a five percent interest in Pipe Line Holdings to MPLX for $100 million.

Effective March 1, 2014, we sold MPLX a 13 percent interest in Pipe Line Holdings for $310 million, increasing MPLX's ownership interest in Pipe Line Holdings to 69 percent. MPLX financed this transaction with $40 million of cash on-hand and $270 million of borrowings on its bank revolving credit agreement.
The sales of interests in Pipeline Holdings to MPLX resulted in a change of our ownership in Pipeline Holdings, but not a change in control. We accounted for the sales as equity transactions, with the excess cash paid over historical carrying value recorded as a change within equity. We did not record a gain or loss on the transactions.
4. Acquisitions and Investments
Acquisition of Refinery and Related Logistics and Marketing Assets
On February 1, 2013, we acquired from BP Products North America Inc. and BP Pipelines (North America) Inc. (collectively, “BP”) the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites, a 1,040 megawatt electric cogeneration facility and a 50,000 barrel per day allocation of space on Colonial Pipeline. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” We paid $1.49 billion for these assets, which included $935 million for inventory. The transaction was funded with cash on hand. Pursuant to the purchase and sale agreement, we may also be required to pay to BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. During the second quarter of 2014, we expect to pay BP approximately $178 million for the first year's contingent earnout. See Note 13 for additional information on the contingent consideration.
The following unaudited pro forma financial information presents consolidated results assuming the Galveston Bay Refinery and Related Assets acquisition occurred on January 1, 2012. The pro forma financial information does not give effect to potential synergies that could result from the acquisition and is not necessarily indicative of the results of future operations.

(In millions, except per share data)	Three Months Ended March 31, 2013
Sales and other operating revenues (including consumer excise taxes)	$25,296
Net income attributable to MPC	780
Net income attributable to MPC per share - basic	$2.36
Net income attributable to MPC per share - diluted	2.34
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

Investments in Pipeline Companies
We made contributions of $37 million to North Dakota Pipeline Company LLC ("North Dakota Pipeline") during the three months ended March 31, 2014. We have contributed $61 million since project inception. These contributions funded 37.5 percent of the construction costs incurred to-date on the Sandpiper pipeline project. In conjunction with our commitment to be an anchor shipper for the Sandpiper pipeline and our investment in the project, we will earn an approximate 27 percent equity interest in Enbridge Energy Partner L.P.'s North Dakota System when the Sandpiper pipeline is placed into service, which is projected to occur in 2016. We also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements. We account for our interest in North Dakota Pipeline using the equity method of accounting. See Note 20 for information on future contributions to North Dakota Pipeline.
In March 2014, we acquired from Chevron Raven Ridge Pipe Line Company an additional 7 percent interest in Explorer Pipeline Company ("Explorer") for $77 million, bringing our ownership interest to 25 percent. As a result of this increase in our ownership, we now account for our investment in Explorer using the equity method of accounting rather than the cost method. The cumulative impact of the change was applied as an adjustment to 2014 retained earnings.
5. Related Party Transactions
Our related parties include:

•
TAAE, in which we have a 43 percent noncontrolling interest, TACE, in which we have a 60 percent noncontrolling interest and TAME, in which we have a 67 percent direct and indirect noncontrolling interest. These companies each own an ethanol production facility.

•	Centennial Pipeline LLC (“Centennial”), in which we have a 50 percent noncontrolling interest. Centennial owns a refined products pipeline and storage facility.

•	Explorer, in which we have a 25 percent interest. Explorer owns and operates a refined products pipeline.

•	LOCAP LLC ("LOCAP"), in which we have a 59 percent noncontrolling interest. LOCAP owns and operates a crude oil pipeline.

•	LOOP LLC (“LOOP”), in which we have a 51 percent noncontrolling interest. LOOP owns and operates the only U.S. deepwater oil port.

•	Other equity method investees.
Sales to related parties, which are included in sales and other operating revenues (including consumer excise taxes) on the consolidated statements of income, were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Other equity method investees	$2	$2
Purchases from related parties were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Centennial	$9	$—
Explorer	13	—
LOCAP	5	4
LOOP	53	10
TAAE	16	—
TACE	27	26
TAME	34	30
Other equity method investees	2	2
Total	$159	$72

Related party purchases from Centennial consist primarily of refinery feedstocks. Related party purchases from Explorer consist primarily of refined product transportation costs. Related party purchases from LOCAP, LOOP and other equity method investees consist primarily of crude oil transportation costs and crude oil purchases. Related party purchases from TAAE, TACE and TAME consist of ethanol.
Receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

(In millions)	March 31, 2014	December 31, 2013
Centennial	$—	$1
Explorer	5	—
TAME	—	1
Total	$5	$2
We also had a long-term receivable from Centennial of $2 million at March 31, 2014 and December 31, 2013, which is included in other noncurrent assets on the consolidated balance sheets.
Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

(In millions)	March 31, 2014	December 31, 2013
Explorer	$4	$—
LOCAP	2	2
LOOP	4	3
TAAE	2	2
TACE	4	4
TAME	7	5
Total	$23	$16
6. Income per Common Share
We compute basic earnings per share by dividing net income attributable to MPC by the weighted average number of shares of common stock outstanding. Diluted income per share assumes exercise of certain stock-based compensation awards, provided the effect is not anti-dilutive.
Excluded from the diluted share calculation for both the three months ended March 31, 2014 and 2013 are less than one million shares related to stock-based compensation awards as their effect would be anti-dilutive.
MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method.

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$199	$725
Income allocated to participating securities	—	1
Income available to common stockholders - basic	$199	$724
Weighted average common shares outstanding	293	331
Basic earnings per share	$0.68	$2.19
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$199	$725
Income allocated to participating securities	—	1
Income available to common stockholders - diluted	$199	$724
Weighted average common shares outstanding	293	331
Effect of dilutive securities	2	2
Weighted average common shares, including dilutive effect	295	333
Diluted earnings per share	$0.67	$2.17
7. Equity
Our board of directors has approved $6.0 billion in total share repurchase authorizations since January 1, 2012. As of March 31, 2014, we have repurchased a total of $4.83 billion of our common stock under these authorizations, leaving $1.17 billion available for repurchases through September 2015. Under these authorizations, we have acquired 73 million shares at an average cost per share of $66.19.
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
Total share repurchases were as follows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Number of shares repurchased(a)	8	6
Cash paid for shares repurchased	$689	$431
Effective average cost per delivered share	$87.60	$80.95

(a)	The three months ended March 31, 2013 includes one million shares received under the November 2012 accelerated share repurchase program, which were paid for in the fourth quarter of 2012.
At March 31, 2014, we had agreements to acquire additional common shares for $12 million, which were settled in early April 2014.

8. Segment Information
We have three reportable segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services they offer.

•
Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast and Midwest regions of the United States, purchases ethanol and refined products for resale and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway segment and to independent entrepreneurs who operate Marathon® retail outlets;

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

On February 1, 2013, we acquired the Galveston Bay Refinery and Related Assets, which are part of the Refining & Marketing and Pipeline Transportation segments. Segment information for the period prior to the acquisition does not include amounts for these operations. See Note 4.
Segment income represents income from operations attributable to the reportable segments. Corporate administrative expenses and costs related to certain non-operating assets are not allocated to the reportable segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the reportable segments.

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended March 31, 2014
Revenues:
Customer	$19,810	$3,458	$17	$23,285
Intersegment(a)	2,233	1	129	2,363
Segment revenues	$22,043	$3,459	$146	$25,648
Segment income from operations(b)	$362	$58	$72	$492
Income from equity method investments	24	—	11	35
Depreciation and amortization(c)	261	28	19	308
Capital expenditures and investments(d)	178	32	130	340

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended March 31, 2013
Revenues:
Customer	$19,874	$3,441	$21	$23,336
Intersegment(a)	2,199	1	104	2,304
Segment revenues	$22,073	$3,442	$125	$25,640
Segment income from operations(b)	$1,105	$67	$51	$1,223
Income (loss) from equity method investments	(4)	—	4	—
Depreciation and amortization(c)	236	27	18	281
Capital expenditures and investments(d)(e)	1,420	36	90	1,546

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Corporate overhead costs attributable to MPLX are included in the Pipeline Transportation segment. These expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(d)	Capital expenditures include changes in capital accruals.

(e)	The Refining & Marketing and Pipeline Transportation segments include the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2014	2013
Segment income from operations	$492	$1,223
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(67)	(67)
Pension settlement expenses(c)	(64)	—
Net interest and other financial income (costs)	(46)	(48)
Income before income taxes	$315	$1,108

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.

(b)	Corporate overhead costs attributable to MPLX are included in the Pipeline Transportation segment. These expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	See Note 18.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2014	2013
Segment capital expenditures and investments	$340	$1,546
Less: Investments in equity method investees	123	5
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	25	24
Capitalized interest	6	4
Total capital expenditures(a)(b)	$248	$1,569

(a)	Capital expenditures include changes in capital accruals.

(b)	See Note 16 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.
The following reconciles customer revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2014	2013
Customer revenues (as reported above)	$23,285	$23,336
Corporate and other unallocated items	—	(6)
Sales and other operating revenues (including consumer excise taxes)	$23,285	$23,330

9. Other Items
Net interest and other financial income (costs) was:

	Three Months Ended March 31,
(In millions)	2014	2013
Interest:
Interest income	$2	$2
Interest expense	(49)	(48)
Interest capitalized	6	4
Total net interest	(41)	(42)
Other:
Net foreign currency losses	—	(1)
Bank service and other fees	(5)	(5)
Total other	(5)	(6)
Net interest and other financial income (costs)	$(46)	$(48)
10. Income Taxes
The combined federal, state and foreign income tax rate was 34 percent for both the three months ended March 31, 2014 and 2013. The effective tax rate for the three months ended March 31, 2014 and 2013 is slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.
We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2003 tax years, respectively. We had $16 million of unrecognized tax benefits as of March 31, 2014. Pursuant to our tax sharing agreement with Marathon Oil Corporation ("Marathon Oil"), the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 20 for indemnification information.
11. Inventories

(In millions)	March 31, 2014	December 31, 2013
Crude oil and refinery feedstocks	$2,734	$1,797
Refined products	2,540	2,367
Materials and supplies	333	425
Merchandise	82	100
Total (at cost)	$5,689	$4,689
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. There were no liquidations of LIFO inventories for the three months ended March 31, 2014 and 2013.

12. Property, Plant and Equipment

(In millions)	March 31, 2014	December 31, 2013
Refining & Marketing	$17,117	$16,982
Speedway	2,374	2,344
Pipeline Transportation	1,926	1,921
Corporate and Other	570	546
Total	21,987	21,793
Less accumulated depreciation	8,133	7,872
Property, plant and equipment, net	$13,854	$13,921
13. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2014
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$41	$—	$—	$(39)	$2	$82
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$43	$—	$—	$(39)	$4	$82

Commodity derivative instruments, liabilities	$81	$—	$—	$(81)	$—	$—
Contingent consideration, liability(c)	—	—	639	N/A	639	—
Total liabilities at fair value	$81	$—	$639	$(81)	$639	$—

	December 31, 2013
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$21	$—	$—	$(21)	$—	$61
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$23	$—	$—	$(21)	$2	$61

Commodity derivative instruments, liabilities	$53	$—	$—	$(53)	$—	$—
Contingent consideration, liability(c)	—	—	625	N/A	625	—
Total liabilities at fair value	$53	$—	$625	$(53)	$625	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2014 and December 31, 2013, cash collateral of $42 million and $32 million, respectively, was netted with mark-to-market derivative liabilities.

(b)	We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

(c)	Includes $178 million and $159 million classified as current at March 31, 2014 and December 31, 2013, respectively.

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
The contingent consideration represents the fair value as of March 31, 2014 of the amount we expect to pay to BP related to the earnout provision for the Galveston Bay Refinery and Related Assets acquisition. See Note 4. The fair value of the contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the contract applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation used significant unobservable inputs, including (1) an estimate of refinery throughput volumes; (2) a range of internal and external crack spread forecasts from $13 to $18 per barrel; and (3) a range of risk-adjusted discount rates from 5 percent to 10 percent. An increase or decrease in crack spread forecasts or refinery throughput volume expectations will result in a corresponding increase or decrease in the fair value. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual thresholds. An increase or decrease in the discount rate will result in a decrease or increase to the fair value, respectively. The fair value of the contingent consideration is reassessed each quarter, with changes in fair value recorded in cost of revenues.
The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2014	2013
Beginning balance	$625	$—
Contingent consideration agreement	—	600
Total realized and unrealized losses included in net income	14	—
Ending balance	$639	$600
We did not hold any Level 3 derivative instruments during the three months ended March 31, 2014 and 2013. See Note 14 for the income statement impacts of our derivative instruments. There was an unrealized loss of $14 million related to the contingent consideration agreement for the three months ended March 31, 2014.

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at March 31, 2014 and December 31, 2013, excluding the derivative financial instruments and contingent consideration reported above.

	March 31, 2014		December 31, 2013
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$39	$13	$336	$14
Other	30	28	31	30
Total financial assets	$69	$41	$367	$44
Financial liabilities:
Long-term debt(a)	$3,670	$3,270	$3,306	$3,001
Deferred credits and other liabilities	21	21	21	21
Total financial liabilities	$3,691	$3,291	$3,327	$3,022

(a)	Excludes capital leases

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
Fair value of fixed-rate long-term debt is measured using a market approach, based upon the average of quotes from major financial institutions and a third-party service for our debt. Because these quotes cannot be independently verified to the market, they are considered Level 3 inputs. Fair value of variable-rate long-term debt approximates the carrying value.
14. Derivatives
For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 13. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil and (4) the acquisition of ethanol for blending with refined products.
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$41	$81	Other current assets

	December 31, 2013
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$21	$53	Other current assets

The table below summarizes open commodity derivative contracts as of March 31, 2014.

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	9,640
Exchange-traded	Short	(35,375)
Refined Products(a)
Exchange-traded	Long	2,317
Exchange-traded	Short	(3,658)

(a)	100 percent of these contracts expire in the second quarter of 2014.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended March 31,
Income Statement Location	2014	2013
Sales and other operating revenues	$10	$1
Cost of revenues	(61)	(60)
Total	$(51)	$(59)
15. Debt
Our outstanding borrowings at March 31, 2014 and December 31, 2013 consisted of the following:

(In millions)	March 31, 2014	December 31, 2013
Marathon Petroleum Corporation:
Revolving credit agreement due 2017	$—	$—
3.500% senior notes due March 1, 2016	750	750
5.125% senior notes due March 1, 2021	1,000	1,000
6.500% senior notes due March 1, 2041	1,250	1,250
Consolidated subsidiaries:
Capital lease obligations due 2014-2028	389	395
MPLX Operations LLC revolving credit agreement due 2017	270	—
Trade receivables securitization facility due 2016	—	—
Total	3,659	3,395
Unamortized discount	(10)	(10)
Fair value adjustments(a)	10	11
Amounts due within one year	(24)	(23)
Total long-term debt due after one year	$3,635	$3,373

(a)	The $20 million gain on the termination of our interest rate swap agreements in 2012 is being amortized over the remaining life of the 3.50 percent senior notes.

There were no borrowings or letters of credit outstanding under the MPC revolving credit agreement or the trade receivables securitization facility at March 31, 2014. During the three months ended March 31, 2014, MPLX borrowed $270 million under the MPLX Operations LLC revolving credit agreement (the "MPLX Credit Agreement") at an average interest rate of 1.5 percent per annum. The borrowings were used to fund MPLX's acquisition of an additional interest in Pipe Line Holdings. At March 31, 2014, MPLX had $270 million of borrowings and no letters of credit outstanding under the MPLX Credit Agreement, resulting in total unused loan availability of $230 million, or 46 percent of the borrowing capacity. The MPLX Credit Agreement is scheduled to mature on October 31, 2017.

16. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2014	2013
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$80	$83
Net income taxes paid to (refunded from) taxing authorities	5	(5)
Non-cash investing and financing activities:
Capital lease obligations increase	$—	$61
Acquisition:
Contingent consideration(a)	—	600
Payable to seller(a)	—	6

(a)	Acquisition-date fair value of non-cash consideration associated with the Galveston Bay Refinery and Related Assets acquisition.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2014	2013
Additions to property, plant and equipment	$267	$195
Acquisitions(a)	—	1,377
Decrease in capital accruals	(19)	(3)
Total capital expenditures	$248	$1,569

(a)
The three months ended March 31, 2013 includes the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory and other current assets, plus assumed liabilities. Total consideration includes the base purchase price and a fair-value estimate of $600 million for the contingent consideration. See Note 4.

17. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2012	$(432)	$(36)	$4	—	$(464)
Other comprehensive income before reclassifications	67	9	—	—	76
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(11)	(2)	—	—	(13)
– actuarial loss(a)	21	1	—	—	22
Tax effect	(4)	1	—	—	(3)
Other comprehensive income	73	9	—	—	82
Balance as of March 31, 2013	$(359)	$(27)	$4	$—	$(382)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2013	$(161)	$(50)	$4	$3	$(204)
Other comprehensive income (loss) before reclassifications	(43)	1	—	—	(42)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(12)	(1)	—	—	(13)
– actuarial loss(a)	13	1	—	—	14
– settlement loss(a)	64	—	—	—	64
Tax effect	(24)	—	—	—	(24)
Other comprehensive income (loss)	(2)	1	—	—	(1)
Balance as of March 31, 2014	$(163)	$(49)	$4	$3	$(205)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 18.
18. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$23	$23	$7	$6
Interest cost	20	18	8	7
Expected return on plan assets	(28)	(27)	—	—
Amortization – prior service credit	(12)	(11)	(1)	(2)
– actuarial loss	13	21	1	1
– net settlement loss	64	—	—	—
Net periodic benefit cost	$80	$24	$15	$12

During the three months ended March 31, 2014, we made no contributions to our funded pension plans. We have no required funding for 2014 but may do so at our discretion. Current benefit payments related to unfunded pension and other postretirement benefit plans were $8 million and $5 million, respectively, during the three months ended March 31, 2014.
During the three months ended March 31, 2014, we determined that lump sum payments to employees retiring in 2014 will exceed the plans’ total service and interest costs for the year. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, during the three months ended March 31, 2014, we recorded pension settlement expenses of $64 million related to our cumulative lump sum payments made during the first three months of 2014.

19. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the three months ended March 31, 2014:

	Number of Shares(a)	Weighted Average Exercise Price
Outstanding at December 31, 2013	5,147,837	$40.08
Granted	327,100	83.37
Exercised	(455,999)	30.65
Forfeited, canceled or expired	(19,293)	50.05
Outstanding at March 31, 2014	4,999,645	43.73

(a)	Includes an immaterial number of stock appreciation rights.
The grant date fair value of stock option awards granted during the three months ended March 31, 2014 was $24.87 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions. The assumption for expected volatility of our stock price was refined for the three months ended March 31, 2014 to reflect a weighting of 50 percent of MPC’s common stock implied volatility and 50 percent of MPC's common stock historical volatility.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the three months ended March 31, 2014:

	Shares of Restricted Stock ("RS")		Restricted Stock Units ("RSU")
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	624,122	$61.11	385,079	$33.96
Granted	51,594	83.45	5,939	89.96
RS's Vested/RSU's Issued	(117,980)	54.43	—	—
Forfeited	(14,840)	64.31	—	—
Outstanding at March 31, 2014	542,896	64.60	391,018	34.81
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the three months ended March 31, 2014:

Number of Units
Outstanding at December 31, 2013	3,822,500
Granted	2,033,700
Settled	—
Canceled	—
Outstanding at March 31, 2014	5,856,200
The performance unit awards granted in 2014 have a grant date fair value of $1.02 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the three months ended March 31, 2014, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.

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
At both March 31, 2014 and December 31, 2013, accrued liabilities for remediation totaled $123 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $50 million and $51 million at March 31, 2014 and December 31, 2013, respectively.
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
Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of March 31, 2014.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $41 million as of March 31, 2014.

We hold an interest in an ethanol production facility through our investment in TAME, and through our participation as a lender under TAME’s revolving credit agreement, have agreed to reimburse the bank for 50 percent of any amounts drawn on a letter of credit that has been issued to secure TAME’s repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at March 31, 2014.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of March 31, 2014, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 10, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $122 million as of March 31, 2014, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, an indemnity to the co-lenders associated with an equity method investee’s credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual commitments—At March 31, 2014, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.8 billion, which includes $700 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets and $854 million for contributions to North Dakota Pipeline. See Notes 4 and 13 for additional information on the contingent consideration. See Note 4 for additional information on our investment in North Dakota Pipeline.

21.	Subsequent Event
On April 1, 2014, we purchased a facility in Cincinnati, Ohio from Felda Iffco Sdn Bhd, Malaysia for $40 million. The plant currently produces biodiesel, glycerin and other by-products. The capacity of the plant is approximately 60 million gallons per year.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should,” “would,” "will" or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Executive Summary
Net income attributable to MPC was $199 million, or $0.67 per diluted share, for the first quarter of 2014 compared to $725 million, or $2.17 per diluted share, for the first quarter of 2013. The decrease was primarily due to our Refining & Marketing segment, which generated income from operations of $362 million in the first quarter of 2014 compared to $1.11 billion in the first quarter of 2013. The decrease in Refining & Marketing segment income from operations was primarily due to narrower crude oil differentials and higher turnaround costs, partially offset by higher crack spreads and more favorable net product price realizations.
Speedway segment income from operations decreased $9 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to a lower gasoline and distillate gross margin and higher operating expenses, partially offset by a higher merchandise gross margin.
Pipeline Transportation segment income from operations increased $21 million in the first quarter of 2014 compared to the first quarter of 2013. The increase primarily reflects an increase in pipeline transportation revenue and equity affiliate income, partially offset by higher operating expenses.
On February 1, 2013, we acquired from BP the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites, a 1,040 megawatt electric cogeneration facility and a 50 thousand barrel per day ("mbpd") allocation of space on the Colonial Pipeline. We refer to these assets as the “Galveston Bay

Refinery and Related Assets.” We paid $1.49 billion for these assets, which included $935 million for inventory. Pursuant to the purchase and sale agreement, we may also be required to pay BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. During the second quarter of 2014, we expect to pay BP approximately $178 million for the first year's contingent earnout. These assets are part of our Refining & Marketing and Pipeline Transportation segments. Our financial results and operating statistics for the period prior to the acquisition does not include amounts for the Galveston Bay Refinery and Related Assets. See Note 4 to the unaudited consolidated financial statements for additional information on this acquisition.
Effective March 1, 2014, we sold MPLX a 13 percent interest in Pipe Line Holdings for $310 million, increasing MPLX's ownership interest in Pipe Line Holdings to 69 percent. MPLX financed this transaction with $40 million of cash on-hand and $270 million of borrowings on its bank revolving credit agreement. See Note 3 to the unaudited consolidated financial statements for additional information on MPLX.
In March 2014, we acquired from Chevron Raven Ridge Pipe Line Company an additional 7 percent interest in Explorer for $77 million, bringing our ownership interest to 25 percent. This increase in our ownership percentage requires us to now account for our investment in Explorer using the equity method of accounting and begin reporting Explorer as a related party. Explorer owns approximately 1,900 miles of refined products pipeline from Lake Charles, Louisiana to Hammond, Indiana.
In 2013, we agreed with Enbridge Energy Partners, L.P. ("Enbridge") to serve as an anchor shipper for the Sandpiper pipeline, which will run from Beaver Lodge, North Dakota to Superior, Wisconsin and is targeted to be operational in early 2016. We also agreed to fund 37.5 percent of the construction of the Sandpiper pipeline project, which is currently estimated to cost $2.6 billion, of which approximately $1.0 billion is our share. We made contributions of $37 million during the first quarter of 2014 and have contributed $61 million since project inception. In exchange for our commitment to be an anchor shipper and our investment in the project, we will earn an approximate 27 percent equity interest in Enbridge's North Dakota System when the Sandpiper pipeline is placed into service. Enbridge's North Dakota System currently includes approximately 240 miles of crude oil gathering pipelines connected to a transportation pipeline that is approximately 730 miles long. We will also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements. See Notes 4 and 20 to the unaudited consolidated financial statements.
During the first three months of 2014, we paid $689 million to acquire 8 million common shares through open market share repurchases. The effective average cost was $87.60 per delivered share. At March 31, 2014, we also had agreements to repurchase additional common shares for $12 million, which were settled in early April 2014. As of March 31, 2014, we had an outstanding repurchase authorization of $1.17 billion, which expires in September 2015. See Note 7 to the unaudited consolidated financial statements.
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
Historically, West Texas Intermediate crude oil ("WTI") has traded at prices similar to LLS. During 2011 and continuing through the first half of 2013, WTI traded at prices significantly less than LLS, which favorably impacted our Refining & Marketing gross margin. Logistical constraints in the U.S. mid-continent markets and other market factors acted to keep the price of WTI from rising with the prices of crude oil produced in other regions. However, the differential between WTI and LLS significantly narrowed during the second half of 2013 before widening modestly late in the first quarter of 2014 due to a variety of domestic and international market conditions. Future crude oil differentials will be dependent on a variety of market and economic factors.
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
Refining & Marketing segment income from operations is also affected by changes in refinery direct operating costs, which include turnaround and major maintenance, depreciation and amortization and other manufacturing expenses. Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. We had significant planned turnaround and major maintenance activities at our Galveston Bay; Garyville, Louisiana; Robinson, Illinois and Catlettsburg, Kentucky refineries during the first quarter of 2014 compared to activities at our Catlettsburg, Garyville and Galveston Bay refineries during the first quarter of 2013.
Speedway
Our retail marketing gross margin for gasoline and distillate, which is the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, impacts the Speedway segment profitability. Numerous factors impact gasoline and distillate demand throughout the year, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. Market demand increases for gasoline and distillate generally increase the product margin we can realize. The gross margin on merchandise sold at convenience stores historically has been less volatile and has contributed substantially to Speedway's gross margin. Approximately two-thirds of Speedway’s gross margin was derived from merchandise sales in the first quarter of 2014. Speedway's convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items.
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

Results of Operations
Consolidated Results of Operations

	Three Months Ended March 31,
(In millions)	2014	2013	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$23,285	$23,330	$(45)
Income from equity method investments	35	—	35
Net gain on disposal of assets	1	1	—
Other income	24	14	10
Total revenues and other income	23,345	23,345	—
Costs and expenses:
Cost of revenues (excludes items below)	20,540	20,034	506
Purchases from related parties	159	72	87
Consumer excise taxes	1,515	1,458	57
Depreciation and amortization	320	287	33
Selling, general and administrative expenses	346	249	97
Other taxes	104	89	15
Total costs and expenses	22,984	22,189	795
Income from operations	361	1,156	(795)
Net interest and other financial income (costs)	(46)	(48)	2
Income before income taxes	315	1,108	(793)
Provision for income taxes	108	378	(270)
Net income	207	730	(523)
Less net income attributable to noncontrolling interests	8	5	3
Net income attributable to MPC	$199	$725	$(526)
Net income attributable to MPC decreased $526 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to a decrease in our Refining & Marketing segment income from operations of $743 million in the first quarter of 2014 compared to the first quarter of 2013. The decrease in Refining & Marketing segment income from operations was primarily due to narrower crude oil differentials and higher turnaround costs, partially offset by higher crack spreads and more favorable net product price realizations.
Sales and other operating revenues (including consumer excise taxes) remained flat in the first quarter of 2014 compared to the first quarter of 2013, primarily due to the offsetting impacts of higher refined product sales volumes and lower refined product selling prices. Our consolidated refined product sales increased 69 mbpd in the first quarter of 2014 compared to the first quarter of 2013.
Income from equity method investments increased $35 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in income from our ethanol investments of $24 million and an increase in income from our pipeline affiliates, including Explorer, of $11 million. The increase in income from our ethanol investments was primarily related to lower corn prices in the first quarter of 2014 compared to the first quarter of 2013 and the acquisition of interests in TAAE, TACE and TAEI in 2013.
Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through the first three months of 2014. At March 31, 2014, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If current business conditions remain unchanged and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of March 31, 2014, our equity investment in Centennial was $39 million and we had a $41 million guarantee associated with 50 percent of Centennial's outstanding debt. See Note 20 to the unaudited consolidated financial statements for additional information on the debt guarantee.

Other income increased $10 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in sales of Renewable Identification Numbers (“RINs”), partially offset by a decrease in dividends received from a pipeline affiliate.
Cost of revenues increased $506 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to higher refinery direct operating costs, including costs associated with significant turnaround activity at the Galveston Bay refinery, and an increase in purchased refined product volumes. These higher costs were partially offset by lower crude oil acquisition prices and a decrease in purchased charge and blendstocks volumes. Refinery direct operating costs increased $4.27 per barrel of throughput, and refined product purchase volumes increased 13 percent in the first quarter of 2014 compared to the first quarter of 2013. Crude oil acquisition prices decreased 3 percent and charge and blendstocks volumes decreased 16 percent compared to the same quarter last year.
Purchases from related parties increased $87 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in purchases from LOOP of $43 million, largely related to higher crude oil purchases in the first quarter of 2014, purchases totaling $16 million from TAAE and $13 million from Explorer in the first quarter of 2014, which were not related parties during the first quarter of 2013, and an increase in feedstock purchases from Centennial of $9 million.
Depreciation and amortization increased $33 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to accelerated depreciation of a unit at our Garyville refinery, the implementation of corporate-level information technology projects and our acquisition of the Galveston Bay Refinery and Related Assets.
Selling, general and administrative expenses increased $97 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to pension settlement expenses of $64 million in the first quarter of 2014 resulting from the level of employee lump sum retirement distributions that occurred during the period and an increase in refinery and information technology contract services.
Other taxes increased $15 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to increases in payroll taxes and sales and use tax expense. These increases were attributable to a number of factors including the acquisition of the Galveston Bay Refinery and Related Assets.
Provision for income taxes decreased $270 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to the $793 million decrease in income before income taxes. The effective tax rate was 34 percent in the first quarter of 2014 and 2013. The effective tax rate for both periods is slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.
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

Segment Results
Revenues, including intersegment sales, are summarized by segment in the following table.

	Three Months Ended March 31,
(In millions)	2014	2013
Refining & Marketing	$22,043	$22,073
Speedway	3,459	3,442
Pipeline Transportation	146	125
Segment revenues	$25,648	$25,640
Items included in both revenues and costs:
Consumer excise taxes	$1,515	$1,458
Refining & Marketing segment revenues remained flat in the first quarter of 2014 compared to the first quarter of 2013, due to offsetting impacts of an increase in refined product sales volumes of 71 mbpd and a decrease in average refined product selling prices of $0.10 per gallon. The table below shows our Refining & Marketing segment refined product sales volumes, sales destined for export and average sales prices.

	Three Months Ended March 31,
	2014	2013
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day)(a)	1,951	1,880
Refined product sales destined for export (thousands of barrels per day)	223	135
Average refined product sales prices (dollars per gallon)	$2.88	$2.98

(a)	Includes intersegment sales and sales destined for export.
The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended March 31,
(Dollars per gallon)	2014	2013
Chicago spot unleaded regular gasoline	$2.68	$2.79
Chicago spot ultra-low sulfur diesel	2.99	3.08
USGC spot unleaded regular gasoline	2.65	2.83
USGC spot ultra-low sulfur diesel	2.93	3.08
Refining & Marketing intersegment sales to our Speedway segment increased $34 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to higher intersegment refined product sales volumes, partially offset by a decrease in average refined product sales prices of $0.11 per gallon. The increase in volumes was primarily related to higher Speedway sales volumes per convenience store. The table below shows our Refining & Marketing intersegment sales to our Speedway segment.

	Three Months Ended March 31,
	2014	2013
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$2,233	$2,199
Refined product sales volumes (millions of gallons)	723	688
Average refined product sales prices (dollars per gallon)	$3.08	$3.19

Speedway segment revenues increased $17 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in merchandise sales of $11 million and an increase in gasoline and distillate sales of $6 million. The higher merchandise sales was primarily due to an increase in the number of convenience stores. The higher gasoline and distillate sales were primarily due to an increase in gasoline and distillate sales volumes of 28 million gallons related to higher average sales volumes per convenience store and an increase in the number of convenience stores, partially offset by a decrease in gasoline and distillate selling prices of $0.12 per gallon.
The following table includes certain revenue statistics for the Speedway segment.

	Three Months Ended March 31,
	2014	2013
Convenience stores at period-end	1,482	1,463
Gasoline & distillate sales (millions of gallons)	773	745
Average gasoline & distillate sales prices (dollars per gallon)	$3.39	$3.51
Merchandise sales (in millions)	$722	$711
Same store gasoline sales volume (period over period)	(0.7)%	0.7%
Same store merchandise sales (period over period)(a)	5.3%	0.8%

(a)	Excludes cigarettes.
Pipeline Transportation segment revenue increased $21 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to a $17 million increase in revenue related to volume deficiency credits, as well as higher transportation tariffs resulting from higher average tariff rates on crude oil and refined products volumes transported. These increases were partially offset by decreases in crude oil and refined products volumes transported. Crude oil pipeline throughput volumes decreased 128 mbpd and refined products pipeline throughput volumes decreased 98 mbpd in the first quarter of 2014 compared to the first quarter of 2013.
The following table includes throughput volumes for the Pipeline Transportation segment.

	Three Months Ended March 31,
	2014	2013
Pipeline Throughputs (thousands of barrels per day):(a)
Crude oil pipelines	1,144	1,272
Refined products pipelines	819	917
Total	1,963	2,189

(a)	On owned common-carrier pipelines, excluding equity method investments.
Income before income taxes and income from operations by segment are presented in the following table.

	Three Months Ended March 31,
(In millions)	2014	2013
Income from Operations by segment
Refining & Marketing	$362	$1,105
Speedway	58	67
Pipeline Transportation(a)	72	51
Items not allocated to segments:
Corporate and other unallocated items(a)	(67)	(67)
Pension settlement expenses	(64)	—
Income from operations	361	1,156
Net interest and other financial income (costs)	(46)	(48)
Income before income taxes	$315	$1,108

(a)	Corporate overhead costs attributable to MPLX are included in the Pipeline Transportation segment. These expenses are not allocated to the Refining & Marketing and Speedway segments.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended March 31,
(Dollars per barrel)	2014	2013
Chicago LLS 6-3-2-1(a)(b)	$8.80	$3.99
USGC LLS 6-3-2-1(a)	7.27	4.87
Blended 6-3-2-1(a)(c)	7.85	4.54
LLS	104.29	113.87
WTI	98.61	94.36
LLS—WTI crude oil differential(a)	5.68	19.51
Sweet/Sour crude oil differential(a)(d)	8.23	12.12

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC 3% residual fuel oil price as a proxy for Chicago 3% residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 38%/62% based on MPC’s refining capacity by region.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Refining & Marketing segment income from operations decreased $743 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to narrower crude oil differentials and higher turnaround costs, partially offset by higher crack spreads and more favorable net product price realizations.
The LLS-WTI crude oil differential narrowed by $13.83 per barrel and the sweet/sour crude oil differential narrowed by $3.89 per barrel in the first quarter of 2014 compared to the first quarter of 2013, which we estimate had negative impacts on segment income of $397 million and $320 million, respectively. The Chicago LLS 6-3-2-1 crack spread increased $4.81 per barrel and the USGC 6-3-2-1 crack spread increased $2.40 per barrel in the first quarter of 2014 compared to the first quarter of 2013, which we estimate had positive impacts on segment income of $269 million and $215 million, respectively.
The following table summarizes our refinery throughputs.

	Three Months Ended March 31,
	2014	2013
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,450	1,433
Other charge and blendstocks	200	238
Total	1,650	1,671
Sour crude oil throughput percent	49	54
WTI-priced crude oil throughput percent	21	22
The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended March 31,
	2014	2013
Refining & Marketing gross margin (dollars per barrel)(a)	$14.46	$15.29
Refinery direct operating costs (dollars per barrel):(b)
Planned turnaround and major maintenance	$3.15	$1.15
Depreciation and amortization	1.55	1.42
Other manufacturing(c)	5.95	3.81
Total	$10.65	$6.38

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)	Per barrel of total refinery throughputs.

(c)	Includes utilities, labor, routine maintenance and other operating costs.

Refinery direct operating costs increased $4.27 per barrel of total refinery throughputs in the first quarter of 2014 compared to the first quarter of 2013, which includes an increase in other manufacturing costs of $2.14 per barrel and an increase in turnaround and major maintenance costs of $2.00 per barrel. These increases were primarily attributable to the Galveston Bay refinery acquired in February 2013, which had significant turnaround and major maintenance activities during the first quarter of 2014 and higher operating costs per barrel of throughput than the average of our other six refineries.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with purchased RINs increased to $71 million in the first quarter of 2014 from $43 million in the first quarter of 2013.
Speedway segment income from operations decreased $9 million in the first quarter of 2014 compared to the first quarter of 2013. The severe weather conditions in the Midwest impacted all aspects of the business for the first quarter of 2014. The decrease in segment income was primarily due to a decrease in the gasoline and distillate gross margin of $0.0145 per gallon and higher operating expenses resulting from an increase in the number of stores and due to the difficult weather conditions in the first quarter of 2014. The negative impacts to segment income were partially offset by an increase in merchandise gross margin related to higher merchandise and food sales along with an increase in the number of convenience stores.
The following table includes margin statistics for the Speedway segment.

	Three Months Ended March 31,
	2014	2013
Gasoline & distillate gross margin (dollars per gallon)(a)	$0.1156	$0.1301
Merchandise gross margin (in millions)	$192	$184

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.
Pipeline Transportation segment income from operations increased $21 million in the first quarter of 2014 compared to the first quarter of 2013. The increase primarily reflects an increase in pipeline transportation revenue and equity affiliate income, partially offset by higher operating expenses.
We recorded pretax pension settlement expense of $64 million in the first quarter of 2014 resulting from the level of employee lump-sum retirement distributions that occurred during the period.
Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $2.17 billion at March 31, 2014 compared to $2.29 billion at December 31, 2013. Net cash provided by (used in) operating activities, investing activities and financing activities for the first quarters of 2014 and 2013 are presented in the following table.

	Three Months Ended March 31,
(In millions)	2014	2013
Net cash provided by (used in):
Operating activities	$766	$2,079
Investing activities	(360)	(1,682)
Financing activities	(532)	(520)
Total	$(126)	$(123)
Net cash provided by operating activities decreased $1.31 billion in the first quarter of 2014 compared to the first quarter of 2013, primarily due to unfavorable changes in working capital of $908 million and the $523 million decrease in net income compared to the first quarter of 2013. Changes in working capital were a net $125 million source of cash in the first quarter of 2014 compared to a net $1.03 billion source of cash in the first quarter of 2013. The $125 million source of cash from working capital changes in the first quarter of 2014 was primarily due to an increase in accounts payable and accrued liabilities and a decrease in current receivables, partially offset by an increase in inventories. Accounts payable increased $1.08 billion from year-end 2013, primarily due to higher crude oil payable volumes and prices at the end of the first quarter of 2014 compared to year-end 2013. Current receivables decreased $139 million from year-end 2013, primarily due to lower refined product and crude oil receivable volumes, partially offset by higher refined product and crude oil prices. Inventories increased $1.00 billion from year-end 2013, primarily due to an increase in crude oil inventory volumes.

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
Net cash used in investing activities decreased $1.32 billion in the first quarter of 2014 compared to the first quarter of 2013, primarily due to the Galveston Bay Refinery and Related Assets acquisition in February 2013, partially offset by higher capital expenditures in our Refining & Marketing and Pipeline Transportation segments in the first quarter of 2014.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(In millions)	2014	2013
Additions to property, plant and equipment	$267	$195
Acquisitions(a)	—	1,377
Decrease in capital accruals	(19)	(3)
Total capital expenditures	248	1,569
Investments in equity method investees	123	5
Total capital expenditures and investments	$371	$1,574

(a)
The three months ended March 31, 2013 includes the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory and other current assets, plus assumed liabilities. Total consideration includes the base purchase price and a fair-value estimate of $600 million for the contingent consideration. See Note 4 to the unaudited consolidated financial statements.

Capital expenditures and investments are summarized by segment below.

	Three Months Ended March 31,
(In millions)	2014	2013
Refining & Marketing(a)	$178	$1,420
Speedway	32	36
Pipeline Transportation(a)	130	90
Corporate and Other(b)	31	28
Total	$371	$1,574

(a)	The three months ended March 31, 2013 includes the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4 to the unaudited consolidated financial statements.

(b)	Includes capitalized interest of $6 million and $4 million for the three months ended March 31, 2014 and 2013, respectively.
The acquisition of the Galveston Bay Refinery and Related Assets comprised 87 percent of our total capital spending in the first quarter of 2013.
Net cash used in investments in affiliates increased $113 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to our acquisition of an additional 7 percent interest in Explorer for $77 million and our contributions to North Dakota Pipeline of $37 million to fund our portion of the Sandpiper pipeline project in the first quarter of 2014.
Net cash used in financing activities increased $12 million in the first quarter of 2014 compared to the first quarter of 2013. The uses of cash for both periods were primarily for common stock repurchases under our share repurchase plans and dividend payments, partially offset in the first quarter of 2014 by long-term debt borrowings by MPLX.
Cash provided by long-term debt borrowings was $270 million in the first quarter of 2014. MPLX borrowed $270 million under its revolving credit agreement to fund MPLX's acquisition of an additional interest in Pipe Line Holdings.

Cash used in common stock repurchases under the share repurchase plans authorized by our board of directors increased $258 million in the first quarter of 2014 compared to the first quarter of 2013. During the first quarter of 2014, we paid $689 million to repurchase 8 million common shares compared to $431 million paid to repurchase 5 million shares through open market repurchases during the first quarter of 2013. See Note 7 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.
Cash used in dividend payments increased $7 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to a 7 cent per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments were $0.42 per common share in the first quarter of 2014 compared to $0.35 per common share in the first quarter of 2013.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
As of March 31, 2014, we had no borrowings or letters of credit outstanding under our revolving credit agreement or our trade receivables securitization facility. MPLX had $270 million in borrowings outstanding under its revolving credit agreement at March 31, 2014. Our liquidity totaled $5.97 billion at March 31, 2014 consisting of:

(In millions)	March 31, 2014
Cash and cash equivalents	$2,166
Revolving credit agreement(a)	2,500
Trade receivables securitization facility	1,300
Total	$5,966

(a)	Excludes MPLX’s $500 million revolving credit agreement, which had $230 million available as of March 31, 2014.
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
Our revolving credit agreement (the “MPC Credit Agreement”) and the MPLX Credit Agreement contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC Credit Agreement) of no greater than 0.65 to 1.00. As of March 31, 2014, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.17 to 1.00, as well as the other covenants contained in the MPC Credit Agreement.
The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). As of March 31, 2014, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 2.2 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.
Our intention is to maintain an investment grade credit profile. As of March 31, 2014, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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

Neither the MPC Credit Agreement, the MPLX Credit Agreement nor our trade receivables securitization facility contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt to below investment grade ratings would increase the applicable interest rates, yields and other fees payable under the MPC Credit Agreement and our trade receivables securitization facility. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables securitization facility, impact our ability to purchase crude oil on an unsecured basis and could result in us having to post letters of credit under existing transportation services agreements.
Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 25 percent at March 31, 2014 and 23 percent at December 31, 2013.

(In millions)	March 31, 2014	December 31, 2013
Long-term debt due within one year	$24	$23
Long-term debt	3,635	3,373
Total debt	$3,659	$3,396
Calculation of debt-to-total-capital ratio:
Total debt	$3,659	$3,396
Total equity	10,758	11,332
Total capital	$14,417	$14,728
Debt-to-total-capital ratio	25%	23%
Capital Requirements
We have a capital and investment budget for 2014 of $2.43 billion, excluding capitalized interest. The budget includes spending on refining, retail marketing, transportation, logistics and brand marketing projects as well as amounts designated for corporate activities. During the three months ended March 31, 2014, our capital expenditures and investments were $365 million, excluding capitalized interest. There have been no material changes to our 2014 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2013 was filed. We continuously evaluate our capital budget and make changes as conditions warrant.
Pursuant to the purchase and sale agreement for the Galveston Bay Refinery and Related Assets, we may be required to pay to the seller a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. During the second quarter of 2014, we expect to pay BP approximately $178 million for the first year's contingent earnout. See Notes 4 and 13 to the unaudited consolidated financial statements.
MPLX had $270 million in borrowings outstanding under its revolving credit agreement at March 31, 2014.
During the three months ended March 31, 2014, we made no contributions to our funded pension plans. We have no required funding for 2014 but may do so at our discretion.
On April 30, 2014, our board of directors approved a 42 cents per share dividend, payable June 10, 2014 to stockholders of record at the close of business on May 21, 2014.
During the first three months of 2014, we paid $689 million to acquire 8 million common shares through open market share repurchases. We also entered into agreements to acquire additional common shares for $12 million, which were settled in early April 2014. As of March 31, 2014, we had total outstanding repurchase authorizations pursuant to the authorization announced on September 26, 2013 of $1.17 billion, which expires in September 2015.
We may utilize various methods to effect additional repurchases, which could include open market purchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
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

Contractual Cash Obligations
As of March 31, 2014, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first three months of 2014, the MPLX Credit Agreement committed payments increased $282 million due to borrowing on the MPLX Credit Agreement to purchase the additional interest in Pipe Line Holdings, including interest and fees. There were no other material changes to our contractual cash obligations outside the ordinary course of business.
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
On March 3, 2014, the U.S. Environmental Protection Agency signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 parts per million ("ppm") beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $750 million to $1 billion between 2014 and 2019 for capital expenditures necessary to comply with these standards.
There have been no other significant changes to our environmental matters and compliance costs during the three months ended March 31, 2014.

Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2014.
Accounting Standards Not Yet Adopted
In April 2014, the FASB issued an accounting standards update which redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component(s) of an entity or the classification of a component(s) of an entity as held for sale which represents a strategic shift for an entity and has (or will have) a major impact on an entity's operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity's continuing involvement with the discontinued operation. The accounting standards update is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. Adoption of this standards update in the first quarter of 2015 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013.
See Notes 13 and 14 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2014 is provided in the following table.

	Incremental Change in IFO from a Hypothetical Price Increase of		Incremental Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of March 31, 2014
Crude	$(238)	$(595)	$251	$626
Refined products	—	4	13	34
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2014 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the projected incremental effect of a hypothetical 100-basis-point change in interest rates on long-term debt as of March 31, 2014 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value(b)	Incremental Change in Fair Value		Incremental Change in Net Income
Long-term debt(a)
Fixed-rate	$3,400	$315	(c)	n/a
Variable-rate	270	n/a		—	(d)

(a)	Excludes capital leases.

(b)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(c)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2014.

(d)	Assumes a 100-basis-point increase in interest rates for the three months ended March 31, 2014.
At March 31, 2014, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the MPLX Credit Agreement, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2014, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2014, we implemented an Enterprise Resource Planning system for core financial and procurement processes. As a result of the implementation, certain internal controls have changed. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Income from Operations by segment
Refining & Marketing	$362	$1,105
Speedway	58	67
Pipeline Transportation(a)	72	51
Items not allocated to segments:
Corporate and other unallocated items(a)	(67)	(67)
Pension settlement expenses	(64)	—
Income from operations	$361	$1,156
Capital Expenditures and Investments(b)(c)
Refining & Marketing	$178	$1,420
Speedway	32	36
Pipeline Transportation	130	90
Corporate and Other(d)	31	28
Total	$371	$1,574

(a)	Corporate overhead costs attributable to MPLX are included in the Pipeline Transportation segment. These expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	Capital expenditures include changes in capital accruals.

(c)
The three months ended March 31, 2013 includes the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory and other current assets, plus assumed liabilities. Total consideration includes the base purchase price and a fair-value estimate of $600 million for the contingent consideration. See Note 4 to the unaudited consolidated financial statements.

(d)	Includes capitalized interest $6 million and $4 million for the three months ended March 31, 2014 and 2013, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
	2014	2013
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)(b)	1,964	1,895
Refining & Marketing Operating Statistics(b)
Refining & Marketing Refined Product Sales Volume (thousands of barrels per day)(c)	1,951	1,880
Refining & Marketing Gross Margin (dollars per barrel)(d)	$14.46	$15.29
Crude Oil Capacity Utilization percent(e)	85	93
Refinery Throughputs (thousands of barrels per day):(f)
Crude oil refined	1,450	1,433
Other charge and blendstocks	200	238
Total	1,650	1,671
Sour Crude Oil Throughput percent	49	54
WTI-Priced Crude Oil Throughput percent	21	22
Refined Product Yields (thousands of barrels per day):(f)
Gasoline	837	889
Distillates	514	523
Propane	34	32
Feedstocks and special products	220	184
Heavy fuel oil	30	30
Asphalt	43	46
Total	1,678	1,704
Refinery Direct Operating Costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$3.15	$1.15
Depreciation and amortization	1.55	1.42
Other manufacturing(h)	5.95	3.81
Total	$10.65	$6.38
Refining & Marketing Operating Statistics By Region
Gulf Coast:(b)
Refinery Throughputs (thousands of barrels per day):(i)
Crude oil refined	860	837
Other charge and blendstocks	211	211
Total	1,071	1,048
Sour Crude Oil Throughput percent	60	68
WTI-Priced Crude Oil Throughput percent	3	6
Refined Product Yields (thousands of barrels per day):(i)
Gasoline	489	531
Distillates	319	322
Propane	21	19
Feedstocks and special products	245	179
Heavy fuel oil	15	18
Asphalt	7	6
Total	1,096	1,075
Refinery Direct Operating Costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$3.83	$0.87
Depreciation and amortization	1.25	1.13
Other manufacturing(h)	5.87	3.29
Total	$10.95	$5.29

Supplementary Statistics (Unaudited)
	Three Months Ended March 31,
	2014	2013
Refining & Marketing Operating Statistics By Region
Midwest:
Refinery Throughputs (thousands of barrels per day):(i)
Crude oil refined	590	596
Other charge and blendstocks	48	56
Total	638	652
Sour Crude Oil Throughput percent	34	35
WTI-Priced Crude Oil Throughput percent	47	45
Refined Product Yields (thousands of barrels per day):(i)
Gasoline	348	358
Distillates	195	201
Propane	13	13
Feedstocks and special products	33	34
Heavy fuel oil	16	12
Asphalt	36	40
Total	641	658
Refinery Direct Operating Costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.71	$1.56
Depreciation and amortization	1.91	1.82
Other manufacturing(h)	5.54	4.47
Total	$9.16	$7.85
Speedway Operating Statistics
Convenience stores at period-end	1,482	1,463
Gasoline and distillate sales (millions of gallons)	773	745
Gasoline and distillate gross margin (dollars per gallon)(j)	$0.1156	$0.1301
Merchandise sales (in millions)	$722	$711
Merchandise gross margin (in millions)	$192	$184
Same store gasoline sales volume (period over period)	(0.7)%	0.7%
Same store merchandise sales (period over period)(k)	5.3%	0.8%
Pipeline Transportation Operating Statistics
Pipeline Throughputs (thousands of barrels per day):(l)
Crude oil pipelines	1,144	1,272
Refined products pipelines	819	917
Total	1,963	2,189

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.

(b)	Includes the impact of the Galveston Bay Refinery and Related Assets beginning on the February 1, 2013 acquisition date.

(c)	Includes intersegment sales.

(d)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)	Excludes inter-refinery volumes of 59 mbpd and 29 mbpd for the three months ended March 31, 2014 and 2013, respectively.

(g)	Per barrel of total refinery throughputs.

(h)	Includes utilities, labor, routine maintenance and other operating costs.

(i)	Includes inter-refinery transfer volumes.

(j)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(k)	Excludes cigarettes.

(l)	On owned common-carrier pipelines, excluding equity method investments.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended March 31, 2014, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
01/01/2014-01/31/2014	968,989	$87.46	959,300	$1,773,147,021
02/01/2014-02/28/2014	3,059,067	$85.95	3,035,300	1,512,294,007
03/01/2014-03/31/2014	3,880,356	$88.93	3,865,900	1,168,445,346
Total	7,908,412	$87.60	7,860,500

(a)
The amounts in this column include 9,689, 23,767 and 14,456 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in January, February and March, respectively.

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

(c)
On September 26, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization through September 30, 2015, resulting in $6.0 billion of total share repurchase authorizations since January 1, 2012. As of March 31, 2014, we had approximately $1.17 billion of share repurchase authorization remaining.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	10-Q	3.2	8/8/2012	001-35054
10.1	Form of Marathon Petroleum Corporation Performance Unit Award Agreement - 2014-2016 Performance Cycle					X
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2014	MARATHON PETROLEUM CORPORATION

	By:	/s/ Michael G. Braddock
Michael G. Braddock Vice President and Controller