Form 10-Q
period 2014-06-30
Marathon Petroleum Corp
filed 2014-08-04
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 283,325,153 shares of Marathon Petroleum Corporation common stock outstanding as of July 31, 2014.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended June 30, 2014

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$26,844	$25,677	$50,129	$49,007
Income from equity method investments	57	7	92	7
Net gain on disposal of assets	11	1	12	2
Other income	21	18	45	32
Total revenues and other income	26,933	25,703	50,278	49,048
Costs and expenses:
Cost of revenues (excludes items below)	23,096	22,320	43,636	42,354
Purchases from related parties	130	79	289	151
Consumer excise taxes	1,599	1,596	3,114	3,054
Depreciation and amortization	325	302	645	589
Selling, general and administrative expenses	316	358	662	607
Other taxes	98	88	202	177
Total costs and expenses	25,564	24,743	48,548	46,932
Income from operations	1,369	960	1,730	2,116
Net interest and other financial income (costs)	(48)	(45)	(94)	(93)
Income before income taxes	1,321	915	1,636	2,023
Provision for income taxes	457	316	565	694
Net income	864	599	1,071	1,329
Less net income attributable to noncontrolling interests	9	6	17	11
Net income attributable to MPC	$855	$593	$1,054	$1,318
Per Share Data (See Note 6)
Basic:
Net income attributable to MPC per share	$2.97	$1.84	$3.63	$4.03
Weighted average shares outstanding	287	322	290	326
Diluted:
Net income attributable to MPC per share	$2.95	$1.83	$3.60	$4.01
Weighted average shares outstanding	289	324	292	328
Dividends paid	$0.42	$0.35	$0.84	$0.70
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net income	$864	$599	$1,071	$1,329
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of ($3), $81, $1 and $135	(5)	135	2	225
Prior service costs, net of tax of ($4), ($4), ($9) and ($9)	(8)	(7)	(16)	(15)
Other comprehensive income (loss)	(13)	128	(14)	210
Comprehensive income	851	727	1,057	1,539
Less comprehensive income attributable to noncontrolling interests	9	6	17	11
Comprehensive income attributable to MPC	$842	$721	$1,040	$1,528
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,125	$2,292
Receivables, less allowance for doubtful accounts of $9 and $9	5,725	5,559
Inventories	5,621	4,689
Other current assets	125	197
Total current assets	13,596	12,737
Equity method investments	690	463
Property, plant and equipment, net	13,850	13,921
Goodwill	937	938
Other noncurrent assets	303	326
Total assets	$29,376	$28,385
Liabilities
Current liabilities:
Accounts payable	$8,934	$8,234
Payroll and benefits payable	286	406
Consumer excise taxes payable	381	373
Accrued taxes	909	513
Long-term debt due within one year	26	23
Other current liabilities	519	275
Total current liabilities	11,055	9,824
Long-term debt	3,612	3,373
Deferred income taxes	2,170	2,304
Defined benefit postretirement plan obligations	906	771
Deferred credits and other liabilities	596	781
Total liabilities	18,339	17,053
Commitments and contingencies (see Note 20)
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued - 363 million and 362 million shares (par value $0.01 per share, 1 billion shares authorized)	4	4
Held in treasury, at cost - 78 million and 65 million shares	(5,313)	(4,155)
Additional paid-in capital	9,822	9,768
Retained earnings	6,325	5,507
Accumulated other comprehensive loss	(218)	(204)
Total MPC stockholders’ equity	10,620	10,920
Noncontrolling interests	417	412
Total equity	11,037	11,332
Total liabilities and equity	$29,376	$28,385
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,071	$1,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	645	589
Pension and other postretirement benefits, net	109	(42)
Deferred income taxes	(91)	34
Net gain on disposal of assets	(12)	(2)
Equity method investments, net	(44)	3
Changes in the fair value of derivative instruments	(2)	(57)
Changes in:
Current receivables	(161)	(1,539)
Inventories	(923)	(455)
Current accounts payable and accrued liabilities	994	1,789
All other, net	58	(6)
Net cash provided by operating activities	1,644	1,643
Investing activities:
Additions to property, plant and equipment	(569)	(424)
Acquisitions	(42)	(1,515)
Disposal of assets	17	9
Investments—acquisitions, loans and contributions	(164)	(38)
—redemptions, repayments and return of capital	3	28
All other, net	74	22
Net cash used in investing activities	(681)	(1,918)
Financing activities:
Long-term debt – borrowings	270	—
– repayments	(26)	(10)
Debt issuance costs	—	(2)
Issuance of common stock	17	34
Common stock repurchased	(1,148)	(1,313)
Dividends paid	(245)	(229)
Distributions to noncontrolling interests	(12)	(9)
All other, net	14	13
Net cash used in financing activities	(1,130)	(1,516)
Net decrease in cash and cash equivalents	(167)	(1,791)
Cash and cash equivalents at beginning of period	2,292	4,860
Cash and cash equivalents at end of period	$2,125	$3,069
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2012	$4	$(1,253)	$9,527	$3,880	$(464)	$411	$12,105
Net income	—	—	—	1,318	—	11	1,329
Dividends declared	—	—	—	(229)	—	—	(229)
Distributions to noncontrolling interests	—	—	—	—	—	(9)	(9)
Other comprehensive income	—	—	—	—	210	—	210
Shares repurchased	—	(1,413)	100	—	—	—	(1,313)
Shares issued (returned) - stock based compensation	—	(6)	33	—	—	—	27
Stock-based compensation	—	—	38	—	—	—	38
Tax settlement with Marathon Oil Corporation	—	—	39	—	—	—	39
Balance as of June 30, 2013	$4	$(2,672)	$9,737	$4,969	$(254)	$413	$12,197
Balance as of December 31, 2013	$4	$(4,155)	$9,768	$5,507	$(204)	$412	$11,332
Net income	—	—	—	1,054	—	17	1,071
Dividends declared	—	—	—	(245)	—	—	(245)
Distributions to noncontrolling interests	—	—	—	—	—	(12)	(12)
Other comprehensive loss	—	—	—	—	(14)	—	(14)
Shares repurchased	—	(1,148)	—	—	—	—	(1,148)
Shares issued (returned)—stock based compensation	—	(10)	17	—	—	—	7
Stock-based compensation	—	—	37	—	—	—	37
Other	—	—	—	9	—	—	9
Balance as of June 30, 2014	$4	$(5,313)	$9,822	$6,325	$(218)	$417	$11,037

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2012	361	(28)
Shares repurchased	—	(17)
Shares issued - stock-based compensation	1	—
Balance as of June 30, 2013	362	(45)
Balance as of December 31, 2013	362	(65)
Shares repurchased	—	(13)
Shares issued—stock-based compensation	1	—
Balance as of June 30, 2014	363	(78)
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
These interim consolidated financial statements are unaudited; however, in the opinion of our management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules of the Securities and Exchange Commission applicable to interim period financial statements and do not include all of the information and disclosures required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.
During the first quarter of 2014, we recorded an out-of-period adjustment for additional expenses related to the prior year's bonus programs of $29 million, included in total costs and expenses on the consolidated statements of income. The impact to our consolidated results of operations for the six months ended June 30, 2014 and for the year ended December 31, 2013 was immaterial. We do not expect this adjustment to have a material impact to our results of operations for the year ended December 31, 2014.
2. Accounting Standards
Not Yet Adopted
In June 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update for the elimination of the concept of development stage entity ("DSE") from U.S. GAAP and removes the related incremental reporting. The standards update eliminates the additional financial statement requirements specific to a DSE. In addition, it amends the consolidation model by eliminating the special provisions in the variable interest entity rules for assessing the sufficiency of the equity of a DSE. The portion of the accounting standards update related to the amendment to the consolidation guidance will be effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The portion of the accounting standards update related to the removal of the DSE reporting requirements will be effective on a retrospective basis for annual reporting periods beginning after December 15, 2014, and interim periods within those years, with early adoption permitted. Adoption of this standards update in the first quarters of 2015 and 2016 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.
In May 2014, the FASB issued an accounting standards update for revenue recognition that is aligned with the International Accounting Standards Board's revenue recognition standard issued on the same day. The guidance in the update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with no early adoption permitted. At this point, a final determination has not been made as to the impact of the adoption of this standards update in the first quarter of 2017. However, we do not expect it to have a material impact on our consolidated results of operations, financial position or cash flows.

In April 2014, the FASB issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component(s) of an entity or the classification of a component(s) of an entity as held for sale that represents a strategic shift for an entity and has (or will have) a major impact on an entity's operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity's continuing involvement with the discontinued operation. The accounting standards update is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. Adoption of this standards update in the first quarter of 2015 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.
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
4. Acquisitions and Investments
Acquisition of Refinery and Related Logistics and Marketing Assets
On February 1, 2013, we acquired from BP Products North America Inc. and BP Pipelines (North America) Inc. (collectively, “BP”) the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites, a 1,040 megawatt electric cogeneration facility and a 50,000 barrel per day allocation of space on Colonial Pipeline. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” We paid $1.49 billion for these assets, which included $935 million for inventory. The transaction was funded with cash on hand. Pursuant to the purchase and sale agreement, we may also be required to pay to BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. In July 2014, we paid BP $180 million for the first period's contingent earnout. See Note 13 for additional information on the contingent consideration.
The following unaudited pro forma financial information presents consolidated results assuming the Galveston Bay Refinery and Related Assets acquisition occurred on January 1, 2012. The pro forma financial information does not give effect to potential synergies that could result from the acquisition and is not necessarily indicative of the results of future operations.

(In millions, except per share data)	Six Months Ended June 30, 2013
Sales and other operating revenues (including consumer excise taxes)	$50,975
Net income attributable to MPC	1,373
Net income attributable to MPC per share - basic	$4.21
Net income attributable to MPC per share - diluted	4.19

The pro forma information includes adjustments to align accounting policies, an adjustment to depreciation expense to reflect the fair value of property, plant and equipment, increased amortization expense related to identifiable intangible assets and the related income tax effects.
Pending Acquisition of Hess Retail Holdings LLC
On May 21, 2014, Speedway entered into a purchase and sale agreement with Hess Corporation to purchase Hess Retail Holdings LLC ("Hess Retail"). This acquisition will incorporate all of Hess' retail locations, transport operations and shipper history on various pipelines, including approximately 40,000 barrels per day on Colonial Pipeline. The total consideration is $2.874 billion comprised of a cash purchase price of $2.37 billion, an estimated $230 million of net working capital and $274 million of capital lease obiligations. The acquisition is expected to be funded with a combination of debt and available cash and is anticipated to close later this year, subject to customary closing conditions.
This acquisition will significantly expand our Speedway presence from nine to 23 states throughout the East Coast and Southeast and is aligned with our strategy to grow higher-valued, stable cash flow businesses. This acquisition will also enable us to further leverage our integrated refining and transportation operations, providing an outlet for an incremental 200,000 barrels per day of assured sales from our refining system.
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
Acquisition of Biodiesel Facility
On April 1, 2014, we purchased a facility in Cincinnati, Ohio from Felda Iffco Sdn Bhd, Malaysia for $40 million. The plant currently produces biodiesel, glycerin and other by-products. The capacity of the plant is approximately 60 million gallons per year.
Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the biodiesel facility acquisition.
Assuming the acquisitions of the convenience stores and the biodiesel facility had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.
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
Investments in Pipeline Companies
We made contributions of $75 million to North Dakota Pipeline Company LLC ("North Dakota Pipeline") during the six months ended June 30, 2014. We have contributed $99 million since project inception. These contributions funded 37.5 percent of the construction costs incurred to-date on the Sandpiper pipeline project. In conjunction with our commitment to be an anchor shipper for the Sandpiper pipeline and our investment in the project, we will earn an approximate 27 percent equity interest in Enbridge Energy Partner L.P.'s North Dakota System when the Sandpiper pipeline is placed into service, which is projected to occur in early 2016. We also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements. We account for our interest in North Dakota Pipeline using the equity method of accounting. See Note 20 for information on future contributions to North Dakota Pipeline.

In March 2014, we acquired from Chevron Raven Ridge Pipe Line Company an additional seven percent interest in Explorer Pipeline Company ("Explorer") for $77 million, bringing our ownership interest to 25 percent. As a result of this increase in our ownership, we now account for our investment in Explorer using the equity method of accounting rather than the cost method. The cumulative impact of the change was applied as an adjustment to 2014 retained earnings.
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
Sales to related parties, which are included in sales and other operating revenues (including consumer excise taxes) on the consolidated statements of income, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Other equity method investees	$2	$2	$4	$4

Fees received for operating Centennial's pipeline, which are included in other income on the consolidated statements of income, were $1 million for the three and six months ended June 30, 2014 and 2013.
Purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Centennial	$(2)	$—	$7	$—
Explorer	9	—	22	—
LOCAP	5	4	10	8
LOOP	12	11	65	21
TAAE	26	—	42	—
TACE	30	24	57	50
TAME	48	37	82	67
Other equity method investees	2	3	4	5
Total	$130	$79	$289	$151
Related party purchases from Centennial consist primarily of refinery feedstocks and refined product transportation costs. Related party purchases from Explorer consist primarily of refined product transportation costs. Related party purchases from LOCAP, LOOP and other equity method investees consist primarily of crude oil transportation costs and crude oil purchases. Related party purchases from TAAE, TACE and TAME consist of ethanol purchases.

Receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

(In millions)	June 30, 2014	December 31, 2013
Centennial	$1	$1
TAME	2	1
Total	$3	$2
We also had a long-term receivable from Centennial of $2 million at June 30, 2014 and December 31, 2013, which is included in other noncurrent assets on the consolidated balance sheets.
Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

(In millions)	June 30, 2014	December 31, 2013
Explorer	$3	$—
LOCAP	1	2
LOOP	4	3
TAAE	3	2
TACE	2	4
TAME	4	5
Other equity method investees	1	—
Total	$18	$16
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$855	$593	$1,054	$1,318
Income allocated to participating securities	1	1	2	2
Income available to common stockholders - basic	$854	$592	$1,052	$1,316
Weighted average common shares outstanding	287	322	290	326
Basic earnings per share	$2.97	$1.84	$3.63	$4.03
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$855	$593	$1,054	$1,318
Income allocated to participating securities	1	1	2	2
Income available to common stockholders - diluted	$854	$592	$1,052	$1,316
Weighted average common shares outstanding	287	322	290	326
Effect of dilutive securities	2	2	2	2
Weighted average common shares, including dilutive effect	289	324	292	328
Diluted earnings per share	$2.95	$1.83	$3.60	$4.01
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Shares issued under stock-based compensation plans	—	1	—	1

7. Equity
As of June 30, 2014, our board of directors had approved $6.0 billion in total share repurchase authorizations since January 1, 2012 and we have repurchased a total of $5.29 billion of our common stock, leaving $709 million available for repurchases through September 2015. Under these authorizations, we have acquired 78 million shares at an average cost per share of $67.65. On July 30, 2014, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2016.
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
Total share repurchases were as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Number of shares repurchased(a)	5	11	13	17
Cash paid for shares repurchased	$459	$882	$1,148	$1,313
Effective average cost per delivered share	$88.14	$80.31	$87.82	$80.54

(a)	The six months ended June 30, 2013 includes one million shares received under the November 2012 accelerated share repurchase program, which were paid for in 2012.
At June 30, 2014, we had agreements to acquire additional common shares for $12 million, which were settled in early July 2014.

8. Segment Information
We have three reportable segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services it offers.

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

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended June 30, 2014
Revenues:
Customer	$22,917	$3,908	$19	$26,844
Intersegment(a)	2,590	1	131	2,722
Segment revenues	$25,507	$3,909	$150	$29,566
Segment income from operations(b)	$1,260	$94	$81	$1,435
Income from equity method investments	35	—	22	57
Depreciation and amortization(c)	264	29	19	312
Capital expenditures and investments(d)	235	44	64	343

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended June 30, 2013
Revenues:
Customer	$21,890	$3,768	$19	$25,677
Intersegment(a)	2,434	1	119	2,554
Segment revenues	$24,324	$3,769	$138	$28,231
Segment income from operations(b)	$903	$123	$58	$1,084
Income from equity method investments	3	—	4	7
Depreciation and amortization(c)	252	27	18	297
Capital expenditures and investments(d)	134	76	41	251

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Six Months Ended June 30, 2014
Revenues:
Customer	$42,727	$7,366	$36	$50,129
Intersegment(a)	4,823	2	260	5,085
Segment revenues	$47,550	$7,368	$296	$55,214
Segment income from operations(b)	$1,622	$152	$153	$1,927
Income from equity method investments	59	—	33	92
Depreciation and amortization(c)	525	57	38	620
Capital expenditures and investments(d)	413	76	194	683

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Six Months Ended June 30, 2013
Revenues:
Customer	$41,764	$7,209	$40	$49,013
Intersegment(a)	4,633	2	223	4,858
Segment revenues	$46,397	$7,211	$263	$53,871
Segment income from operations(b)	$2,008	$190	$109	$2,307
Income (loss) from equity method investments	(1)	—	8	7
Depreciation and amortization(c)	488	54	36	578
Capital expenditures and investments(d)(e)	1,554	112	131	1,797

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. These expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(d)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(e)	The Refining & Marketing and Pipeline Transportation segments include the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Segment income from operations	$1,435	$1,084	$1,927	$2,307
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(61)	(64)	(128)	(131)
Pension settlement expenses(c)	(5)	(60)	(69)	(60)
Net interest and other financial income (costs)	(48)	(45)	(94)	(93)
Income before income taxes	$1,321	$915	$1,636	$2,023

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.

(b)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. These expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	See Note 18.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Segment capital expenditures and investments	$343	$251	$683	$1,797
Less: Investments in equity method investees	41	6	164	11
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	13	28	38	52
Capitalized interest	7	4	13	8
Total capital expenditures(a)(b)	$322	$277	$570	$1,846

(a)	Capital expenditures include changes in capital accruals and acquisitions.

(b)	See Note 16 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.
The following reconciles customer revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Customer revenues (as reported above)	$26,844	$25,677	$50,129	$49,013
Corporate and other unallocated items	—	—	—	(6)
Sales and other operating revenues (including consumer excise taxes)	$26,844	$25,677	$50,129	$49,007

Total assets by reportable segment were:

(In millions)	June 30, 2014	December 31, 2013
Refining & Marketing	$20,708	$19,573
Speedway	2,185	2,064
Pipeline Transportation	2,135	1,947
Corporate and Other	4,348	4,801
Total consolidated assets	$29,376	$28,385

9. Other Items
Net interest and other financial income (costs) was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Interest:
Interest income	$1	$3	$3	$5
Interest expense	(49)	(49)	(98)	(97)
Interest capitalized	7	4	13	8
Total net interest	(41)	(42)	(82)	(84)
Other:
Net foreign currency gains (losses)	(1)	2	(1)	1
Bank service and other fees	(6)	(5)	(11)	(10)
Total other	(7)	(3)	(12)	(9)
Net interest and other financial income (costs)	$(48)	$(45)	$(94)	$(93)

10. Income Taxes
The combined federal, state and foreign income tax rate was 35 percent for both the three months ended June 30, 2014 and 2013 and 35 percent and 34 percent for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate for the three and six months ended June 30, 2014 and 2013 is equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.
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
We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2003 tax years, respectively. We had $20 million of unrecognized tax benefits as of June 30, 2014. Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 20 for indemnification information.
11. Inventories

(In millions)	June 30, 2014	December 31, 2013
Crude oil and refinery feedstocks	$2,835	$1,797
Refined products	2,367	2,367
Materials and supplies	333	425
Merchandise	86	100
Total (at cost)	$5,621	$4,689
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. There were no liquidations of LIFO inventories for the six months ended June 30, 2014 and 2013.
12. Property, Plant and Equipment

(In millions)	June 30, 2014	December 31, 2013
Refining & Marketing	$17,329	$16,982
Speedway	2,412	2,344
Pipeline Transportation	1,948	1,921
Corporate and Other	588	546
Total	22,277	21,793
Less accumulated depreciation	8,427	7,872
Property, plant and equipment, net	$13,850	$13,921

13. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2014
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$44	$—	$—	$(44)	$—	$60
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$46	$—	$—	$(44)	$2	$60

Commodity derivative instruments, liabilities	$91	$—	$—	$(91)	$—	$—
Contingent consideration, liability(c)	—	—	647	N/A	647	—
Total liabilities at fair value	$91	$—	$647	$(91)	$647	$—

	December 31, 2013
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$21	$—	$—	$(21)	$—	$61
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$23	$—	$—	$(21)	$2	$61

Commodity derivative instruments, liabilities	$53	$—	$—	$(53)	$—	$—
Contingent consideration, liability(c)	—	—	625	N/A	625	—
Total liabilities at fair value	$53	$—	$625	$(53)	$625	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2014 and December 31, 2013, cash collateral of $47 million and $32 million, respectively, was netted with mark-to-market derivative liabilities.

(b)	We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

(c)	Includes $370 million and $159 million classified as current at June 30, 2014 and December 31, 2013, respectively.
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

The contingent consideration represents the fair value as of June 30, 2014 of the amount we expect to pay to BP related to the earnout provision for the Galveston Bay Refinery and Related Assets acquisition. See Note 4. The fair value of the contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the contract applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation used significant unobservable inputs, including (1) an estimate of refinery throughput volumes; (2) a range of internal and external crack spread forecasts from $14 to $19 per barrel; and (3) a range of risk-adjusted discount rates from five percent to 10 percent. An increase or decrease in crack spread forecasts or refinery throughput volume expectations may result in a corresponding increase or decrease in the fair value. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual thresholds. An increase or decrease in the discount rate may result in a decrease or increase to the fair value, respectively. The fair value of the contingent consideration is reassessed each quarter, with changes in fair value recorded in cost of revenues.
The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Beginning balance	$639	$600	$625	$—
Contingent consideration agreement	—	—	—	600
Unrealized losses included in net income	8	11	22	11
Ending balance	$647	$611	$647	$611
We did not hold any Level 3 derivative instruments during the three and six months ended June 30, 2014 and 2013. See Note 14 for the income statement impacts of our derivative instruments.
Fair Values – Nonrecurring
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Six Months Ended June 30,
	2014		2013
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Property, plant and equipment, net	$—	$—	$1	$8
Other noncurrent assets	—	11	—	—
Based on the financial and operational status of a company in which we have an interest in, we fully impaired our $11 million investment in that company during the second quarter of 2014. Our investment in this company was accounted for using the cost method and was included in our Refining & Marketing segment. The impairment is included in other income on the consolidated statements of income. The fair value of our investment in this cost company was measured using an income approach. This measurement is classified as Level 3.
Due to changing market conditions, we assessed one of our light products terminals for impairment. The terminal is operated by our Refining & Marketing segment. We recorded an impairment charge of $8 million for this terminal in 2013. The impairment is included in depreciation and amortization on the consolidated statements of income. The fair value of the terminal was measured using a market approach based on comparable area property values, which are Level 3 inputs.

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at June 30, 2014 and December 31, 2013, excluding the derivative financial instruments and contingent consideration reported above.

	June 30, 2014		December 31, 2013
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$25	$2	$336	$14
Other	31	29	31	30
Total financial assets	$56	$31	$367	$44
Financial liabilities:
Long-term debt(a)	$3,691	$3,254	$3,306	$3,001
Deferred credits and other liabilities	20	20	21	21
Total financial liabilities	$3,711	$3,274	$3,327	$3,022

(a)	Excludes capital leases
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
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$44	$91	Other current assets

	December 31, 2013
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$21	$53	Other current assets

The table below summarizes open commodity derivative contracts as of June 30, 2014.

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	14,775
Exchange-traded	Short	(33,812)
Refined Products(a)
Exchange-traded	Long	4,618
Exchange-traded	Short	(2,541)

(a)	100 percent of these contracts expire in the third quarter of 2014.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)		Gain (Loss)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2014	2013	2014	2013
Sales and other operating revenues	$(2)	$3	$8	$4
Cost of revenues	(114)	51	(175)	(9)
Total	$(116)	$54	$(167)	$(5)
15. Debt
Our outstanding borrowings at June 30, 2014 and December 31, 2013 consisted of the following:

(In millions)	June 30, 2014	December 31, 2013
Marathon Petroleum Corporation:
Revolving credit agreement due 2017	$—	$—
3.500% senior notes due March 1, 2016	750	750
5.125% senior notes due March 1, 2021	1,000	1,000
6.500% senior notes due March 1, 2041	1,250	1,250
Consolidated subsidiaries:
Capital lease obligations due 2014-2028	384	395
MPLX Operations LLC revolving credit agreement due 2017	255	—
Trade receivables securitization facility due 2016	—	—
Total	3,639	3,395
Unamortized discount	(10)	(10)
Fair value adjustments(a)	9	11
Amounts due within one year	(26)	(23)
Total long-term debt due after one year	$3,612	$3,373

(a)	The $20 million gain on the termination of our interest rate swap agreements in 2012 is being amortized over the remaining life of the 3.50 percent senior notes.

There were no borrowings or letters of credit outstanding under the MPC revolving credit agreement or the trade receivables securitization facility at June 30, 2014. During the six months ended June 30, 2014, MPLX borrowed $270 million under the MPLX Operations LLC revolving credit agreement (the "MPLX Credit Agreement"), at an average interest rate of 1.5 percent, per annum, and had repayments of $15 million. The borrowings were used to fund MPLX's acquisition of an additional interest in Pipe Line Holdings. At June 30, 2014, MPLX had $255 million of borrowings and no letters of credit outstanding under the MPLX Credit Agreement, resulting in total unused loan availability of $245 million, or 49 percent of the borrowing capacity. The MPLX Credit Agreement is scheduled to mature on October 31, 2017.
16. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2014	2013
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$82	$86
Net income taxes paid to taxing authorities	299	719
Non-cash investing and financing activities:
Capital lease obligations increase	$—	$61
Property, plant and equipment sold	4	—
Property, plant and equipment acquired	4	—
Acquisition:
Contingent consideration(a)	—	600
Payable to seller(a)	—	6

(a)	Acquisition-date fair value of non-cash consideration associated with the Galveston Bay Refinery and Related Assets acquisition.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2014	2013
Additions to property, plant and equipment per consolidated statements of cash flows	$569	$424
Non-cash additions to property, plant and equipment	4	—
Acquisitions(a)	27	1,391
Asset retirement expenditures	1	—
Increase (decrease) in capital accruals	(31)	31
Total capital expenditures	$570	$1,846

(a)
The 2014 acquisition excludes the inventory and other current assets acquired but includes assumed liabilities. The 2013 acquisition includes the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory and other current assets, plus assumed liabilities. Total consideration for the Galveston Bay Refinery and Related Assets includes the base purchase price and a fair-value estimate of $600 million for the contingent consideration. See Note 4.

17. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2012	$(432)	$(36)	$4	$—	$(464)
Other comprehensive income before reclassifications	158	3	—	2	163
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(22)	(2)	—	—	(24)
– actuarial loss(a)	39	1	—	—	40
– settlement loss(a)	60	—	—	—	60
Tax effect	(29)	—	—	—	(29)
Other comprehensive income	206	2	—	2	210
Balance as of June 30, 2013	$(226)	$(34)	$4	$2	$(254)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2013	$(161)	$(50)	$4	$3	$(204)
Other comprehensive income (loss) before reclassifications	(65)	8	—	(1)	(58)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(23)	(2)	—	—	(25)
– actuarial loss(a)	26	1	—	—	27
– settlement loss(a)	69	—	—	—	69
Tax effect	(28)	1	—	—	(27)
Other comprehensive income (loss)	(21)	8	—	(1)	(14)
Balance as of June 30, 2014	$(182)	$(42)	$4	$2	$(218)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 18.
18. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$20	$23	$6	$6
Interest cost	18	18	9	6
Expected return on plan assets	(26)	(26)	—	—
Amortization – prior service credit	(11)	(11)	(1)	—
– actuarial loss	13	18	—	—
– settlement loss	5	60	—	—
Net periodic benefit cost	$19	$82	$14	$12

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$43	$46	$13	$12
Interest cost	38	36	17	13
Expected return on plan assets	(54)	(53)	—	—
Amortization – prior service credit	(23)	(22)	(2)	(2)
– actuarial loss	26	39	1	1
– settlement loss	69	60	—	—
Net periodic benefit cost	$99	$106	$29	$24

During the six months ended June 30, 2014, we made no contributions to our funded pension plans. We have no required funding for 2014, but may do so at our discretion. Current benefit payments related to unfunded pension and other postretirement benefit plans were $9 million and $10 million, respectively, during the six months ended June 30, 2014.
During the six months ended June 30, 2014 and 2013, we determined that lump sum payments to employees retiring in the respective years will exceed the plans’ total service and interest costs for the year. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, during the six months ended June 30, 2014 and 2013, we recorded pension settlement expenses of $69 million and $60 million related to our cumulative lump sum payments made during the first six months of 2014 and 2013, respectively.
19. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the six months ended June 30, 2014:

	Number of Shares(a)	Weighted Average Exercise Price
Outstanding at December 31, 2013	5,147,837	$40.08
Granted	446,310	85.02
Exercised	(583,773)	31.21
Forfeited, canceled or expired	(20,761)	49.67
Outstanding at June 30, 2014	4,989,613	45.09

(a)	Includes an immaterial number of stock appreciation rights.
The grant date fair value of stock option awards granted during the six months ended June 30, 2014 was $25.37 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions. Beginning in the first quarter of 2014, the assumption for expected volatility of our stock price was refined to reflect a weighting of 50 percent of MPC’s common stock implied volatility and 50 percent of MPC's common stock historical volatility.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the six months ended June 30, 2014:

	Shares of Restricted Stock ("RS")		Restricted Stock Units ("RSU")
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	624,122	$61.11	385,079	$33.96
Granted	232,594	88.19	12,889	89.16
RS's Vested/RSU's Issued	(264,470)	58.48	(398)	60.11
Forfeited	(16,446)	65.72	(133)	76.10
Outstanding at June 30, 2014	575,800	73.13	397,437	35.71
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the six months ended June 30, 2014:

Number of Units
Outstanding at December 31, 2013	3,822,500
Granted	2,033,700
Settled	—
Canceled	—
Outstanding at June 30, 2014	5,856,200
The performance unit awards granted in 2014 have a grant date fair value of $1.02 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the six months ended June 30, 2014, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.
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
At June 30, 2014 and December 31, 2013, accrued liabilities for remediation totaled $137 million and $123 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, was $51 million at both June 30, 2014 and December 31, 2013.

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
Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of June 30, 2014.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $40 million as of June 30, 2014.
We hold an interest in an ethanol production facility through our investment in TAME, and through our participation as a lender under TAME’s revolving credit agreement, have agreed to reimburse the bank for 50 percent of any amounts drawn on a letter of credit that has been issued to secure TAME’s repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at June 30, 2014.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of June 30, 2014, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 10, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $122 million as of June 30, 2014, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, an indemnity to the co-lenders associated with an equity method investee’s credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual commitments—At June 30, 2014, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $4.2 billion, which includes $2.37 billion for the pending acquisition of Hess Retail, $700 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets and $825 million for contributions to North Dakota Pipeline. See Note 4 for additional information on the pending acquisition of Hess Retail and our investment in North Dakota Pipeline. See Notes 4 and 13 for additional information on the contingent consideration.

21.	Subsequent Event

Southern Access Extension Pipeline project
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.'s Southern Access Extension pipeline ("SAX") through our investment in Illinois Extension Pipeline Company, LLC ("Illinois Extension Pipeline"). During July, we made an initial contribution of $69 million to Illinois Extension Pipeline to fund our portion of the construction costs incurred-to-date on the SAX project. In return for our investment in the SAX project, we received a 35 percent equity interest in Illinois Extension Pipeline. We expect to make future contributions of approximately $226 million related to the ongoing construction of the pipeline, which is expected to be operational in mid 2015.

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
Our operations consist of three reportable operating segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services it offers.

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

Executive Summary
Select results for the three and six months ended June 30, 2014 and 2013 are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Income from Operations by segment
Refining & Marketing	$1,260	$903	$1,622	$2,008
Speedway	94	123	152	190
Pipeline Transportation	81	58	153	109
Net income attributable to MPC	$855	$593	$1,054	$1,318
Net income attributable to MPC per diluted share	$2.95	$1.83	$3.60	$4.01
Net income attributable to MPC increased $262 million, or $1.12 per diluted share, in the second quarter of 2014 and decreased $264 million, or $0.41 per diluted share, in the first six months of 2014 compared to the same periods of 2013, primarily due to our Refining & Marketing segment.

Refining & Marketing segment income from operations increased $357 million in the second quarter and decreased $386 million in the first six months of 2014 compared to the same periods of 2013. The increase in the second quarter was primarily due to more favorable net product price realizations and a higher U.S. Gulf Coast (“USGC”) crack spread, partially offset by a narrower Light Louisiana Sweet ("LLS") - West Texas Intermediate ("WTI") crude oil differential and a lower Chicago crack spread. The decrease in the first six months was primarily due to an increase in refinery direct operating costs, a narrower LLS-WTI crude oil differential and a lower sweet/sour crude oil differential, partially offset by more favorable net product price realizations and a higher USGC crack spread.
Speedway segment income from operations decreased $29 million in the second quarter and $38 million in the first six months of 2014 compared to the same periods of 2013, primarily due to decreases in our gasoline and distillate gross margin and increases in operating expenses, partially offset by increases in our merchandise gross margin.
Pipeline Transportation segment income from operations increased $23 million in the second quarter and $44 million in the first six months of 2014 compared to the same periods of 2013, primarily due to higher pipeline transportation revenue and increases in equity affiliate income from our investment in LOOP.
On February 1, 2013, we acquired from BP the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites, a 1,040 megawatt electric cogeneration facility and a 50 thousand barrel per day ("mbpd") allocation of space on the Colonial Pipeline. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” We paid $1.49 billion for these assets, which included $935 million for inventory. Pursuant to the purchase and sale agreement, we may also be required to pay BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. In July 2014, we paid BP $180 million for the first period's contingent earnout. These assets are part of our Refining & Marketing and Pipeline Transportation segments. Our financial results and operating statistics for the period prior to the acquisition does not include amounts for the Galveston Bay Refinery and Related Assets. See Note 4 to the unaudited consolidated financial statements for additional information on this acquisition.
On May 21, 2014, Speedway entered into a purchase and sale agreement with Hess Corporation to purchase Hess Retail. This acquisition will incorporate all of Hess' retail locations, transport operations and shipper history on various pipelines, including approximately 40 mbpd on Colonial Pipeline. The total consideration is $2.874 billion comprised of a cash purchase price of $2.37 billion, an estimated $230 million of net working capital and $274 million of capital leases. The acquisition is expected to be funded with a combination of debt and available cash and is anticipated to close later this year, subject to customary closing conditions. This acquisition will significantly expand our retail presence from nine to 23 states throughout the East Coast and Southeast and is aligned with our strategy to grow higher-valued, stable cash flow businesses. This acquisition will also enable us to further leverage our integrated refining and transportation operations, providing an outlet for an incremental 200 mbpd of assured sales from our refining system.
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
In March 2014, we acquired from Chevron Raven Ridge Pipe Line Company an additional seven percent interest in Explorer for $77 million, bringing our ownership interest to 25 percent. Due to this increase in our ownership percentage, we now account for our investment in Explorer using the equity method of accounting and report Explorer as a related party. Explorer owns approximately 1,900 miles of refined products pipeline from Lake Charles, Louisiana to Hammond, Indiana.
In 2013, we agreed with Enbridge Energy Partners, L.P. ("Enbridge") to serve as an anchor shipper for the Sandpiper pipeline, which will run from Beaver Lodge, North Dakota to Superior, Wisconsin and is targeted to be operational in early 2016. We also agreed to fund 37.5 percent of the construction of the Sandpiper pipeline project, which is currently estimated to cost $2.6 billion, of which approximately $1.0 billion is our share. We made contributions of $75 million during the first six months of 2014 and have contributed $99 million since project inception. In exchange for our commitment to be an anchor shipper and our investment in the project, we will earn an approximate 27 percent equity interest in Enbridge's North Dakota System when the Sandpiper pipeline is placed into service. Enbridge's North Dakota System currently includes approximately 240 miles of crude oil gathering pipelines connected to a transportation pipeline that is approximately 730 miles long. We will also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements. See Notes 4 and 20 to the unaudited consolidated financial statements.

In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.'s SAX pipeline through our investment in Illinois Extension Pipeline. The SAX pipeline will run from from Flanagan, Illinois to Patoka, Illinois and is targeted to be operational in mid 2015. We agreed to fund 35 percent of the estimated $850 million construction costs for the SAX pipeline project, of which approximately $295 million is our share. In July, we made an initial contribution of $69 million to fund our portion of the construction costs for the project.
During the first six months of 2014, we paid $1.15 billion to acquire 13 million common shares through open market share repurchases. The effective average cost was $87.82 per delivered share. At June 30, 2014, we also had agreements to repurchase additional common shares for $12 million, which were settled in early July 2014. As of June 30, 2014, we had an outstanding repurchase authorization of $709 million, which expires in September 2015. On July 30, 2014, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2016. See Note 7 to the unaudited consolidated financial statements.
The above discussion contains forward-looking statements with respect to the pending acquisition of Hess Retail, the estimated construction costs and completion of the Sandpiper and SAX pipeline projects and the share repurchase authorizations. Factors that could affect the pending acquisition of Hess Retail include, but are not limited to, our ability to successfully complete the pending acquisition of Hess Retail, including, without limitation, the satisfaction of customary closing conditions. Factors that could affect the estimated construction costs and completion of the Sandpiper and SAX pipeline projects, include, but are not limited to, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third-party approvals and other risks customarily associated with construction projects. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.
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
Historically, WTI has traded at prices similar to LLS. During 2011 and continuing through the first half of 2013, WTI traded at prices significantly less than LLS, which favorably impacted our Refining & Marketing gross margin. Logistical constraints in the U.S. mid-continent markets and other market factors acted to keep the price of WTI from rising with the prices of crude oil produced in other regions. However, due to a variety of domestic and international market conditions including the growth in pipeline capacity from Cushing, Oklahoma to the Gulf Coast region, the differential between WTI and LLS significantly narrowed during the second half of 2013 with a further narrowing broadly continuing through the first half of 2014. Future crude oil differentials will be dependent on a variety of market and economic factors.

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
Refining & Marketing segment income from operations is also affected by changes in refinery direct operating costs, which include turnaround and major maintenance, depreciation and amortization and other manufacturing expenses. Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. We had significant planned turnaround and major maintenance activities at our Catlettsburg, Kentucky; Galveston Bay, Texas; Garyville, Louisiana and Robinson, Illinois refineries during the first six months of 2014 compared to activities at our Catlettsburg, Garyville and Galveston Bay refineries during the first six months of 2013.
Speedway
Our retail marketing gross margin for gasoline and distillate, which is the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, impacts the Speedway segment profitability. Numerous factors impact gasoline and distillate demand, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. Market demand increases for gasoline and distillate generally increase the product margin we can realize.
The gross margin on merchandise sold at convenience stores historically has been less volatile and has contributed substantially to Speedway's gross margin. Approximately two-thirds of Speedway’s gross margin was derived from merchandise sales in the second quarter and first six months of 2014. Speedway's convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items.
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

Results of Operations
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	Variance	2014	2013	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$26,844	$25,677	$1,167	$50,129	$49,007	$1,122
Income from equity method investments	57	7	50	92	7	85
Net gain on disposal of assets	11	1	10	12	2	10
Other income	21	18	3	45	32	13
Total revenues and other income	26,933	25,703	1,230	50,278	49,048	1,230
Costs and expenses:
Cost of revenues (excludes items below)	23,096	22,320	776	43,636	42,354	1,282
Purchases from related parties	130	79	51	289	151	138
Consumer excise taxes	1,599	1,596	3	3,114	3,054	60
Depreciation and amortization	325	302	23	645	589	56
Selling, general and administrative expenses	316	358	(42)	662	607	55
Other taxes	98	88	10	202	177	25
Total costs and expenses	25,564	24,743	821	48,548	46,932	1,616
Income from operations	1,369	960	409	1,730	2,116	(386)
Net interest and other financial income (costs)	(48)	(45)	(3)	(94)	(93)	(1)
Income before income taxes	1,321	915	406	1,636	2,023	(387)
Provision for income taxes	457	316	141	565	694	(129)
Net income	864	599	265	1,071	1,329	(258)
Less net income attributable to noncontrolling interests	9	6	3	17	11	6
Net income attributable to MPC	$855	$593	$262	$1,054	$1,318	$(264)
Net income attributable to MPC increased $262 million in the second quarter and decreased $264 million in the first six months of 2014 compared to the same periods of 2013, primarily due to our Refining & Marketing segment income from operations, which increased $357 million in the second quarter and decreased $386 million in the first six months. The increase in Refining & Marketing segment income from operations in the second quarter was primarily due to more favorable net product price realizations and a higher USGC crack spread, partially offset by a narrower LLS-WTI crude oil differential and a lower Chicago crack spread. The decrease in Refining & Marketing segment income from operations in the first six months was primarily due to an increase in refinery direct operating costs, a narrower LLS-WTI crude oil differential and a lower sweet/sour crude oil differential, partially offset by more favorable net product price realizations and a higher USGC crack spread.
Sales and other operating revenues (including consumer excise taxes) increased $1.17 billion in the second quarter and $1.12 billion in the first six months of 2014 compared to the same periods of 2013, primarily due to an increase in refined product sales prices in the second quarter and higher refined product sales volumes in the first six months.
Income from equity method investments increased $50 million in the second quarter and $85 million in the first six months of 2014 compared to the same periods of 2013, primarily due to increases in income from our ethanol affiliates of $32 million and $61 million, respectively, and increases in income from our pipeline affiliates of $17 million and $24 million, respectively. The increases in income from our ethanol affiliates includes the affects of our acquisition of interests in TAAE, TACE and The Andersons Ethanol Investment LLC in August 2013. The higher income from our pipeline affiliates is primarily due to increases from LOOP, as well as income from Explorer, which is now reflected in our results following our acquisition of an increased ownership interest in this pipeline company.

Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through the first six months of 2014. At June 30, 2014, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If current business conditions remain unchanged and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of June 30, 2014, our equity investment in Centennial was $35 million and we had a $40 million guarantee associated with 50 percent of Centennial's outstanding debt. See Note 20 to the unaudited consolidated financial statements for additional information on the debt guarantee.
Net gain on disposal of assets increased $10 million for both the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013, primarily due to the sale of two terminals.
Other income increased $3 million in the second quarter and $13 million in the first six months of 2014 compared to the same periods of 2013, primarily due to higher gains on sales of Renewable Identification Numbers (“RINs”) of $19 million and $30 million, respectively, partially offset by an $11 million impairment of an investment in a company accounted for using the cost method and the absence of dividends received from Explorer, which were recorded as other income in 2013.
Cost of revenues increased $776 million in the second quarter and $1.28 billion in the first six months of 2014 compared to the same periods of 2013. The increases were primarily due to:

•
increases in refined product cost of sales of $607 million for the second quarter and $691 million for the first six months, primarily due to higher raw material costs and sales volumes for the second quarter and higher sales volumes partially offset by lower raw material costs for the first six months; and

•
increases in refinery direct operating costs, including costs associated with significant turnaround activity at the Galveston Bay refinery, of $153 million, or $1.03 per barrel of total refinery throughput, for the second quarter and $774 million, or $2.55 per barrel of total refinery throughput, for the first six months.

Purchases from related parties increased $51 million in the second quarter and $138 million in the first six months of 2014 compared to the same periods of 2013, primarily due to:

•
acquisitions of ownership interests in TAAE and Explorer, resulting in purchases from these companies totaling $35 million and $64 million in the second quarter and first six months of 2014, respectively, being reported as purchases from related parties while purchases from these companies during the second quarter and first six months of 2013 were reported as cost of revenues;

•	an increase in purchases from LOOP of $44 million in the first six months of 2014; and

•	increases in purchases from TAME and TACE of $17 million for the second quarter and $22 million for the first six months.
Depreciation and amortization increased $23 million in the second quarter and $56 million in the first six months of 2014 compared to the same periods of 2013, primarily due to accelerated depreciation of equipment at two refineries and the implementation of corporate-level information technology projects, partially offset by an impairment of a light products terminal in 2013.
Selling, general and administrative expenses decreased $42 million in the second quarter and increased $55 million in the first six months of 2014 compared to the same periods of 2013. The decrease in the second quarter was primarily due to a decrease in pension settlement expenses of $55 million resulting from the level of employee lump sum retirement distributions that occurred during those periods, partially offset by an increase in contract services. The increase in the first six months was primarily due to an increase in contract services, an increase in employee compensation and benefit expenses and an increase in pension settlement expenses of $9 million.
Other taxes increased $10 million in the second quarter and $25 million in the first six months of 2014 compared to the same periods of 2013, primarily due to increases in payroll taxes and sales and use tax expense.
Provision for income taxes increased $141 million in the second quarter and decreased $129 million in the first six months of 2014 compared to the same periods of 2013, primarily due to changes in income before income taxes, which increased $406 million in the second quarter and decreased $387 million in the first six months. The effective tax rates for the second quarter and first six months of both 2014 and 2013 are equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.

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
Segment Results
Revenues, including intersegment sales, are summarized by segment in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Refining & Marketing	$25,507	$24,324	$47,550	$46,397
Speedway	3,909	3,769	7,368	7,211
Pipeline Transportation	150	138	296	263
Segment revenues	$29,566	$28,231	$55,214	$53,871
Items included in both revenues and costs:
Consumer excise taxes	$1,599	$1,596	$3,114	$3,054
Refining & Marketing segment revenues increased $1.18 billion in the second quarter and $1.15 billion in the first six months of 2014 compared to the same periods of 2013. The increase in the second quarter was primarily due to an increase in refined product selling prices. The increase in the first six months was primarily due to an increase in refined product sales volumes and an increase in refinery feedstock selling prices. The table below shows our Refining & Marketing segment refined product sales volumes, sales destined for export and average sales prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day)(a)	2,145	2,125	2,048	2,004
Refined product sales destined for export (thousands of barrels per day)	298	194	260	164
Average refined product sales prices (dollars per gallon)	$2.98	$2.89	$2.93	$2.93

(a)	Includes intersegment sales and sales destined for export.
The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per gallon)	2014	2013	2014	2013
Chicago spot unleaded regular gasoline	$2.89	$2.95	$2.79	$2.87
Chicago spot ultra-low sulfur diesel	2.96	3.03	2.98	3.05
USGC spot unleaded regular gasoline	2.80	2.69	2.73	2.76
USGC spot ultra-low sulfur diesel	2.92	2.86	2.92	2.97

Refining & Marketing intersegment sales to our Speedway segment increased $156 million in the second quarter and $190 million in the first six months of 2014 compared to the same periods of 2013, primarily due to higher intersegment refined product sales volumes in both periods and higher average refined product sales prices in the second quarter. The table below shows our Refining & Marketing intersegment sales to our Speedway segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$2,590	$2,434	$4,823	$4,633
Refined product sales volumes (millions of gallons)	773	745	1,496	1,433
Average refined product sales prices (dollars per gallon)	$3.34	$3.26	$3.21	$3.22
Speedway segment revenues increased $140 million in the second quarter and $157 million in the first six months of 2014 compared to the same periods of 2013, primarily due to increases in gasoline and distillate sales of $116 million and $122 million, respectively, and increases in merchandise sales of $24 million and $35 million, respectively. The increases in gasoline and distillate sales were primarily due to volume increases of 25 million gallons and 53 million gallons, respectively, primarily due to an increase in the number of convenience stores, partially offset by a decrease in gasoline and distillate selling prices of $0.04 per gallon for the first six months. The increases in merchandise sales were primarily due to an increase in the number of convenience stores and higher same store sales.
The following table includes certain revenue statistics for the Speedway segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Convenience stores at period-end	1,492	1,468
Gasoline & distillate sales (millions of gallons)	806	781	1,579	1,526
Average gasoline & distillate sales prices (dollars per gallon)	$3.66	$3.63	$3.53	$3.57
Merchandise sales (in millions)	$830	$806	$1,552	$1,517
Same store gasoline sales volume (period over period)	(1.5%)	—%	(1.1%)	0.3%
Same store merchandise sales (period over period)(a)	4.6%	4.5%	4.9%	2.8%

(a)	Excludes cigarettes.
Pipeline Transportation segment revenue increased $12 million in the second quarter and $33 million in the first six months of 2014 compared to the same periods of 2013, primarily due to increases in MPLX's revenue related to volume deficiency credits and higher average tariffs received on crude oil and refined products shipped, partially offset by lower crude oil and refined products pipeline throughput volumes. Crude oil pipeline throughput volumes decreased 53 mbpd in the second quarter and 90 mbpd for the six months and refined products pipeline throughput volumes decreased 88 mbpd and 94 mbpd, respectively.
The following table includes throughput volumes for the Pipeline Transportation segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pipeline Throughputs (thousands of barrels per day):(a)
Crude oil pipelines	1,281	1,334	1,213	1,303
Refined products pipelines	871	959	845	939
Total	2,152	2,293	2,058	2,242

(a)	On owned common-carrier pipelines, excluding equity method investments.

Income before income taxes and income from operations by segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Income from Operations by segment
Refining & Marketing	$1,260	$903	$1,622	$2,008
Speedway	94	123	152	190
Pipeline Transportation(a)	81	58	153	109
Items not allocated to segments:
Corporate and other unallocated items(a)	(61)	(64)	(128)	(131)
Pension settlement expenses	(5)	(60)	(69)	(60)
Income from operations	1,369	960	1,730	2,116
Net interest and other financial income (costs)	(48)	(45)	(94)	(93)
Income before income taxes	$1,321	$915	$1,636	$2,023

(a)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. These expenses are not allocated to the Refining & Marketing and Speedway segments.
Refining & Marketing segment income from operations increased $357 million in the second quarter and decreased $386 million in the first six months of 2014 compared to the same periods of 2013. The increase in the second quarter was primarily due to more favorable net product price realizations and a higher USGC crack spread, partially offset by a narrower LLS-WTI crude oil differential and a lower Chicago crack spread. The decrease in the first six months was primarily due to an increase in refinery direct operating costs, a narrower LLS-WTI crude oil differential and a lower sweet/sour crude oil differential, partially offset by more favorable net product price realizations and a higher USGC crack spread.
The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per barrel)	2014	2013	2014	2013
Chicago LLS 6-3-2-1(a)(b)	$11.90	$14.62	$10.38	$9.48
USGC LLS 6-3-2-1(a)	9.48	6.93	8.40	5.93
Blended 6-3-2-1(a)(c)	10.40	9.85	9.15	7.28
LLS	105.55	104.82	104.93	109.20
WTI	102.99	94.17	100.84	94.26
LLS—WTI crude oil differential(a)	2.56	10.65	4.09	14.94
Sweet/Sour crude oil differential(a)(d)	6.39	6.28	7.29	9.11

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC 3% residual fuel oil price as a proxy for Chicago 3% residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 38%/62% based on our refining capacity by region.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Based on the market indicators above and our refinery throughputs, we estimate the following impacts on Refining & Marketing segment income from operations for the second quarter and first six months of 2014 compared to the same periods of 2013:

•
The Chicago LLS 6-3-2-1 crack spread decreased $2.72 per barrel for the second quarter and increased $0.90 per barrel for the first six months, which had a negative impact on segment income of $189 million for the second quarter and a positive impact on segment income of $90 million for the first six months.

•
The USGC LLS 6-3-2-1 crack spread increased $2.55 per barrel for the second quarter and $2.47 per barrel for the first six months, which had positive impacts on segment income of $251 million and $463 million, respectively.

•
The LLS-WTI crude oil differential narrowed $8.09 per barrel for the second quarter and $10.85 per barrel for the first six months, which had negative impacts on segment income of $299 million and $718 million, respectively.

•
The sweet/sour crude oil differential widened $0.11 per barrel for the second quarter and narrowed $1.82 per barrel for the first six months, which had a positive impact on segment income of $21 million for the second quarter and a negative impact on segment income of $302 million for the first six months.

The above market indicators use spot market values and an estimated mix of crude purchases and products sold. Differences in our results compared to these market indicators, including product price realizations, mix and crude costs as well as other items like refinery yields and other feedstock variances, had estimated positive impacts on Refining & Marketing segment income of $657 million for the second quarter and $833 million for the first six months of 2014 compared to the same periods of 2013. We believe product price realizations as compared to spot market values comprised a significant portion of the increases in segment income for both the second quarter and the first six months. We also believe the product price realizations as compared to spot market values in the second quarter and first six months of 2013 were negatively impacted by volatility in the Chicago market and effects of the Renewable Fuel Standard.
The following table summarizes our refinery throughputs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,674	1,690	1,563	1,562
Other charge and blendstocks	158	174	178	206
Total	1,832	1,864	1,741	1,768
Sour crude oil throughput percent	54	52	52	53
WTI-priced crude oil throughput percent	17	22	19	22
The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Refining & Marketing gross margin (dollars per barrel)(a)	$16.02	$13.11	$15.28	$14.14
Refinery direct operating costs (dollars per barrel):(b)
Planned turnaround and major maintenance	$0.94	$0.73	$1.98	$0.93
Depreciation and amortization	1.39	1.28	1.47	1.35
Other manufacturing(c)	4.77	4.06	5.32	3.94
Total	$7.10	$6.07	$8.77	$6.22

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)	Per barrel of total refinery throughputs.

(c)	Includes utilities, labor, routine maintenance and other operating costs.
Refinery direct operating costs increased $153 million, or $1.03 per barrel of total refinery throughput, in the second quarter and $774 million, or $2.55 per barrel of total refinery throughput, for the first six months of 2014 compared to the same periods of 2013, which include increases in other manufacturing costs of $0.71 per barrel and $1.38 per barrel, respectively, and an increase in planned turnaround and major maintenance of $1.05 per barrel for the first six months. The increases in other manufacturing costs were primarily attributable to higher energy and routine maintenance costs for both periods and higher catalyst expenses for the first six months. The increase in planned turnaround and major maintenance costs for the first six months was primarily due to significant planned turnaround and major maintenance activities at the Galveston Bay refinery.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with purchased RINs decreased to $22 million in the second quarter and $93 million in the first six months of 2014 from $65 million in the second quarter and $107 million in the first six months of 2013. The decrease in the second quarter was primarily due to decreases in the average cost of ethanol and biomass-based biodiesel RINs. The decrease in the first six months was primarily due to a decrease in the average cost of biomass-based biodiesel RINs and a decrease in our estimated advanced biofuel obligation volume, partially offset by an increase in the average cost of ethanol RINs.

Speedway segment income from operations decreased $29 million in the second quarter and $38 million in the first six months of 2014 compared to the same periods of 2013. The severe weather conditions in the Midwest impacted all aspects of the business for the first quarter of 2014. The decreases in segment income were primarily due to decreases in our gasoline and distillate gross margin and increases in operating expenses, partially offset by increases in our merchandise gross margin. Speedway's gasoline and distillate gross margin decreased $32 million, or $0.0456 per gallon, for the second quarter and $40 million, or $0.0305 per gallon, for the first six months. Operating expenses were higher primarily due to an increase in the number of stores, as well as due to weather conditions for the six months. Our merchandise gross margin increased $12 million for the second quarter and $20 million for the first six months primarily due to a combination of higher merchandise and food sales and improved margins.
The following table includes margin statistics for the Speedway segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gasoline & distillate gross margin (dollars per gallon)(a)	$0.1282	$0.1738	$0.1220	$0.1525
Merchandise gross margin (in millions)	$224	$212	$416	$396
Merchandise gross margin percent	27.1%	26.3%	26.8%	26.1%

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.
Pipeline Transportation segment income from operations increased $23 million in the second quarter and $44 million in the first six months of 2014 compared to the same periods of 2013, primarily due to higher pipeline transportation revenue and increases in equity affiliate income from our investment in LOOP.
Pretax pension settlement expenses were $5 million in the second quarter and $69 million in the first six months of 2014 compared to $60 million in the second quarter and first six months of 2013 resulting from the level of employee lump sum retirement distributions that occurred during those periods.
Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $2.13 billion at June 30, 2014 compared to $2.29 billion at December 31, 2013. Net cash provided by (used in) operating activities, investing activities and financing activities for the first six months of 2014 and 2013 are presented in the following table.

	Six Months Ended June 30,
(In millions)	2014	2013
Net cash provided by (used in):
Operating activities	$1,644	$1,643
Investing activities(a)	(681)	(1,918)
Financing activities	(1,130)	(1,516)
Total	$(167)	$(1,791)

(a)	The six months ended June 30, 2013 includes the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4 to the unaudited consolidated financial statements.
Net cash provided by operating activities remained flat in the first six months of 2014 compared to the first six months of 2013. Net income decreased $258 million for the first six months, but was partially offset by favorable changes in working capital period over period of $170 million. Changes in working capital were a net $92 million use of cash in the first six months of 2014 compared to a net $262 million use of cash in the first six months of 2013. The net $92 million use of cash in the first six months of 2014 was primarily due to increases in inventories and current receivables, partially offset by an increase in accounts payable. Changes from December 31, 2013 to June 30, 2014 per the consolidated balance sheets were as follows:

•	Inventories increased $932 million from year-end 2013, primarily due to an increase in crude oil inventory volumes.

•	Current receivables increased $166 million from year-end 2013, primarily due to higher crude oil and refined product prices, partially offset by lower outstanding refined product volumes.

•	Accounts payable increased $700 million from year-end 2013, primarily due to higher crude oil payable prices and volumes.

The net $262 million use of cash in the first six months of 2013 was primarily due to increases in current receivables and inventories, partially offset by an increase in accounts payable. Changes from December 31, 2012 to June 30, 2013 per the consolidated balance sheets were as follows:

•	Current receivables increased $1.55 billion from year-end 2012, primarily due to higher refined product receivable volumes attributable to an increase in refined product sales volumes.

•
Inventories, excluding the impact of the acquisition of the Galveston Bay Refinery and Related Assets, increased $455 million from year-end 2012, primarily due to increases in crude oil and refined product inventory volumes.

•
Accounts payable increased $1.82 billion from year-end 2012, primarily due to higher crude oil payable volumes related to the requirements of the Galveston Bay refinery acquired in February 2013 and lower crude oil purchases at the end of 2012 in preparation for turnaround and major maintenance activity. In addition, accounts payable increased from year-end 2012 due to higher crude oil prices at the end of the second quarter of 2013 compared to year-end 2012.

Net cash used in investing activities in the first six months of 2014 was $1.24 billion lower than the first six months of 2013, primarily due to the Galveston Bay Refinery and Related Assets acquisition in February 2013, partially offset by higher capital expenditures in our Refining & Marketing segment in the first six months of 2014.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(In millions)	2014	2013
Additions to property, plant and equipment per consolidated statements of cash flows	$569	$424
Non-cash additions to property, plant and equipment	4	—
Acquisitions(a)	27	1,391
Asset retirement expenditures	1	—
Increase (decrease) in capital accruals	(31)	31
Total capital expenditures	570	1,846
Investments in equity method investees	164	11
Total capital expenditures and investments	$734	$1,857

(a)
The 2014 acquisition excludes the inventory and other current assets acquired but includes assumed liabilities. The 2013 acquisition includes the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory and other current assets, plus assumed liabilities. Total consideration for the Galveston Bay Refinery and Related Assets includes the base purchase price and a fair-value estimate of $600 million for the contingent consideration. See Note 4 to the unaudited consolidated financial statements.

Capital expenditures and investments are summarized by segment below.

	Six Months Ended June 30,
(In millions)	2014	2013
Refining & Marketing(a)	$413	$1,554
Speedway	76	112
Pipeline Transportation(a)	194	131
Corporate and Other(b)	51	60
Total	$734	$1,857

(a)	The six months ended June 30, 2013 includes the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4 to the unaudited consolidated financial statements.

(b)	Includes capitalized interest of $13 million and $8 million for the six months ended June 30, 2014 and 2013, respectively.
The acquisition of the Galveston Bay Refinery and Related Assets comprised 74 percent of our total capital spending in the first six months of 2013.
Net cash used in investments in affiliates increased $151 million for the first six months of 2014 compared to the first six months of 2013, primarily due to our acquisition of an additional seven percent interest in Explorer for $77 million in March 2014 and our contributions to North Dakota Pipeline of $75 million to fund the Sandpiper pipeline project in the first six months of 2014.

Net cash provided by all other investing activities was $74 million for the first six months of 2014 compared to $22 million for the first six months of 2013, which consists primarily of sales of excess RINs of $71 million and $22 million, respectively.
Net cash used in financing activities in the first six months of 2014 was $386 million lower than the first six months of 2013. The uses of cash for both periods were primarily for common stock repurchases under our share repurchase plans and dividend payments, partially offset in the first six months of 2014 by net long-term debt borrowings by MPLX.
Cash used in common stock repurchases in the first six months of 2014 was $165 million lower than the first six months of 2013. The table below summarizes our total share repurchases. See Note 7 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.

	Six Months Ended June 30,
(In millions, except per share data)	2014	2013
Number of shares repurchased(a)	13	17
Cash paid for shares repurchased	$1,148	$1,313
Effective average cost per delivered share	$87.82	$80.54

(a)	The six months ended June 30, 2013 includes one million shares received under the November 2012 accelerated share repurchase program, which were paid for in 2012.
Cash used in dividend payments increased $16 million in the first six months of 2014 compared to the first six months of 2013, primarily due to an increase in our dividend payments of $0.14 per common share, from $0.70 per share to $0.84 per share, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases.
Long-term debt borrowings and repayments was a net $244 million source of cash in the first six months of 2014 compared to a $10 million use of cash in the first six months of 2013. During the first six months of 2014, MPLX borrowed $270 million under its revolving credit agreement to fund the acquisition of an additional interest in Pipe Line Holdings and subsequently repaid $15 million.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $5.93 billion at June 30, 2014 consisting of:

	June 30, 2014
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Revolving credit agreement(a)	$2,500	$—	$2,500
Trade receivables securitization facility	1,300	—	1,300
Total	$3,800	$—	$3,800
Cash and cash equivalents			2,125
Total liquidity			$5,925

(a)	Excludes MPLX’s $500 million revolving credit agreement, which had $245 million available as of June 30, 2014.
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
Our revolving credit agreement (the “MPC Credit Agreement”) and the MPLX Credit Agreement contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC Credit Agreement) of no greater than 0.65 to 1.00. As of June 30, 2014, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.17 to 1.00, as well as the other covenants contained in the MPC Credit Agreement.

The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). As of June 30, 2014, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 1.8 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.
Our intention is to maintain an investment grade credit profile. As of June 30, 2014, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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
Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 25 percent at June 30, 2014 and 23 percent at December 31, 2013.

(In millions)	June 30, 2014	December 31, 2013
Long-term debt due within one year	$26	$23
Long-term debt	3,612	3,373
Total debt	$3,638	$3,396
Calculation of debt-to-total-capital ratio:
Total debt	$3,638	$3,396
Total equity	11,037	11,332
Total capital	$14,675	$14,728
Debt-to-total-capital ratio	25%	23%
Capital Requirements
We have a capital and investment budget for 2014 of $2.43 billion, excluding capitalized interest and the pending acquisition of Hess Retail, as discussed below. The budget includes spending on refining, retail marketing, transportation, logistics and brand marketing projects as well as amounts designated for corporate activities. During the six months ended June 30, 2014, our capital expenditures and investments were $721 million, excluding capitalized interest. Other than the pending acquisition of Hess Retail, there have been no material changes to our 2014 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2013 was filed. We continuously evaluate our capital budget and make changes as conditions warrant.
Pursuant to the purchase and sale agreement for the Galveston Bay Refinery and Related Assets, we may be required to pay to the seller a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. In July 2014, we paid BP $180 million for the first period's contingent earnout. See Notes 4 and 13 to the unaudited consolidated financial statements.

On May 21, 2014, Speedway entered into a purchase and sale agreement with Hess Corporation to purchase Hess Retail for total consideration of $2.874 billion, comprised of a cash purchase price of $2.37 billion, an estimated $230 million of net working capital and $274 million of capital lease obligations. The acquisition is expected to be funded with a combination of debt and available cash and is anticipated to close later this year, subject to customary closing conditions.
MPLX had $255 million in borrowings outstanding under its revolving credit agreement at June 30, 2014.
During the six months ended June 30, 2014, we made no contributions to our funded pension plans. We have no required funding for 2014, but may do so at our discretion.
On July 30, 2014, our board of directors approved a $0.50 per share dividend, payable September 10, 2014 to stockholders of record at the close of business on August 20, 2014.
During the first six months of 2014, we paid $1.15 billion to acquire 13 million common shares through open market share repurchases. The effective average cost was $87.82 per delivered share. At June 30, 2014, we also had agreements to repurchase additional common shares for $12 million, which were settled in early July 2014. As of June 30, 2014, we had an outstanding repurchase authorization of $709 million, which expires in September 2015. On July 30, 2014, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2016.
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
The above discussion contains forward-looking statements with respect to share repurchase authorizations and the pending acquisition of Hess Retail. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. Factors that could affect the pending acquisition of Hess Retail include, but are not limited to, our ability to successfully complete the pending acquisition of Hess Retail, including, without limitation, the satisfaction of customary closing conditions. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.
Contractual Cash Obligations
As of June 30, 2014, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first six months of 2014, contracts to acquire property, plant and equipment increased $2.37 billion, other purchase obligations increased $230 million and capital lease obligations increased $274 million due to the pending acquisition of Hess Retail. Additionally, the MPLX Credit Agreement committed payments increased $265 million due to outstanding borrowings on the MPLX Credit Agreement, including interest and fees. There were no other material changes to our contractual cash obligations outside the ordinary course of business.
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
On March 3, 2014, the U.S. Environmental Protection Agency ("EPA") signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 parts per million ("ppm") beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $750 million to $1 billion between 2014 and 2019 for capital expenditures necessary to comply with these standards.
There have been no other significant changes to our environmental matters and compliance costs during the six months ended June 30, 2014.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2014.
Accounting Standards Not Yet Adopted
In June 2014, the FASB issued an accounting standards update for the elimination of the concept of development stage entity ("DSE") from U.S. GAAP and removes the related incremental reporting. The standards update eliminates the additional financial statement requirements specific to a DSE. In addition, it amends the consolidation model by eliminating the special provisions in the variable interest entity rules for assessing the sufficiency of the equity of a DSE. The portion of the accounting standards update related to the amendment to the consolidation guidance will be effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The portion of the accounting standards update related to the removal of the DSE reporting requirements will be effective on a retrospective basis for annual reporting periods beginning after December 15, 2014, and interim periods within those years, with early adoption permitted. Adoption of this standards update in the first quarters of 2015 and 2016 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

In May 2014, the FASB issued an accounting standards update for revenue recognition that is aligned with the International Accounting Standards Board's revenue recognition standard issued on the same day. The guidance in the update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with no early adoption permitted. At this point, a final determination has not been made as to the impact of the adoption of this standards update in the first quarter of 2017. However, we do not expect it to have a material impact on our consolidated results of operations, financial position or cash flows.
In April 2014, the FASB issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component(s) of an entity or the classification of a component(s) of an entity as held for sale that represents a strategic shift for an entity and has (or will have) a major impact on an entity's operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity's continuing involvement with the discontinued operation. The accounting standards update is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. Adoption of this standards update in the first quarter of 2015 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

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
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2014 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of June 30, 2014
Crude	$(193)	$(474)	$199	$496
Refined products	32	81	(28)	(70)
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2014 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt as of June 30, 2014 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of June 30, 2014(b)	Change in Fair Value		Change in Net Income for the Six Months Ended June 30, 2014
Long-term debt(a)
Fixed-rate	$3,436	$317	(c)	n/a
Variable-rate	255	n/a		1	(d)

(a)	Excludes capital leases.

(b)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(c)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2014.

(d)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2014.
At June 30, 2014, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the MPLX Credit Agreement, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2014, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Income from Operations by segment
Refining & Marketing	$1,260	$903	$1,622	$2,008
Speedway	94	123	152	190
Pipeline Transportation(a)	81	58	153	109
Items not allocated to segments:
Corporate and other unallocated items(a)	(61)	(64)	(128)	(131)
Pension settlement expenses	(5)	(60)	(69)	(60)
Income from operations	$1,369	$960	$1,730	$2,116
Capital Expenditures and Investments(b)(c)
Refining & Marketing	$235	$134	$413	$1,554
Speedway	44	76	76	112
Pipeline Transportation	64	41	194	131
Corporate and Other(d)	20	32	51	60
Total	$363	$283	$734	$1,857

(a)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. These expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(c)
The six months ended June 30, 2013 includes the acquisition of the Galveston Bay Refinery and Related Assets, comprised of total consideration, excluding inventory and other current assets, plus assumed liabilities. Total consideration includes the base purchase price and a fair-value estimate of $600 million for the contingent consideration. See Note 4 to the unaudited consolidated financial statements.

(d)
Includes capitalized interest $7 million and $4 million for the three months ended June 30, 2014 and 2013, respectively, and $13 million and $8 million for the six months ended June 30, 2014 and 2013, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)(b)	2,153	2,135	2,059	2,016
Refining & Marketing Operating Statistics(b)
Refining & Marketing refined product sales volume (thousands of barrels per day)(c)	2,145	2,125	2,048	2,004
Refining & Marketing gross margin (dollars per barrel)(d)	$16.02	$13.11	$15.28	$14.14
Crude oil capacity utilization percent(e)	98	99	91	96
Refinery throughputs (thousands of barrels per day):(f)
Crude oil refined	1,674	1,690	1,563	1,562
Other charge and blendstocks	158	174	178	206
Total	1,832	1,864	1,741	1,768
Sour crude oil throughput percent	54	52	52	53
WTI-priced crude oil throughput percent	17	22	19	22
Refined product yields (thousands of barrels per day):(f)
Gasoline	852	923	844	906
Distillates	610	609	562	566
Propane	37	40	36	36
Feedstocks and special products	288	240	255	212
Heavy fuel oil	27	31	28	31
Asphalt	51	54	47	50
Total	1,865	1,897	1,772	1,801
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.94	$0.73	$1.98	$0.93
Depreciation and amortization	1.39	1.28	1.47	1.35
Other manufacturing(h)	4.77	4.06	5.32	3.94
Total	$7.10	$6.07	$8.77	$6.22
Refining & Marketing Operating Statistics By Region - Gulf Coast(b)
Refinery throughputs (thousands of barrels per day):(i)
Crude oil refined	1,031	1,037	946	938
Other charge and blendstocks	156	157	183	184
Total	1,187	1,194	1,129	1,122
Sour crude oil throughput percent	67	64	64	66
WTI-priced crude oil throughput percent	2	11	3	9
Refined product yields (thousands of barrels per day):(i)
Gasoline	500	542	494	536
Distillates	390	398	355	360
Propane	25	25	23	22
Feedstocks and special products	270	223	258	201
Heavy fuel oil	16	20	15	19
Asphalt	13	13	10	10
Total	1,214	1,221	1,155	1,148
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.57	$0.60	$2.11	$0.72
Depreciation and amortization	1.13	1.00	1.19	1.06
Other manufacturing(h)	4.77	4.01	5.28	3.68
Total	$6.47	$5.61	$8.58	$5.46

Supplementary Statistics (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Refining & Marketing Operating Statistics By Region - Midwest
Refinery throughputs (thousands of barrels per day):(i)
Crude oil refined	643	653	617	624
Other charge and blendstocks	45	54	46	55
Total	688	707	663	679
Sour crude oil throughput percent	34	34	34	35
WTI-priced crude oil throughput percent	40	40	43	42
Refined product yields (thousands of barrels per day):(i)
Gasoline	352	383	350	371
Distillates	220	211	207	206
Propane	13	15	14	14
Feedstocks and special products	60	52	47	43
Heavy fuel oil	11	11	13	12
Asphalt	38	41	37	40
Total	694	713	668	686
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.53	$0.90	$1.62	$1.22
Depreciation and amortization	1.75	1.68	1.83	1.75
Other manufacturing(h)	4.47	3.96	4.97	4.20
Total	$7.75	$6.54	$8.42	$7.17
Speedway Operating Statistics
Convenience stores at period-end	1,492	1,468
Gasoline and distillate sales (millions of gallons)	806	781	1,579	1,526
Gasoline and distillate gross margin (dollars per gallon)(j)	$0.1282	$0.1738	$0.1220	$0.1525
Merchandise sales (in millions)	$830	$806	$1,552	$1,517
Merchandise gross margin (in millions)	$224	$212	$416	$396
Merchandise gross margin percent	27.1%	26.3%	26.8%	26.1%
Same store gasoline sales volume (period over period)	(1.5%)	—%	(1.1%)	0.3%
Same store merchandise sales (period over period)(k)	4.6%	4.5%	4.9%	2.8%
Pipeline Transportation Operating Statistics
Pipeline throughputs (thousands of barrels per day):(l)
Crude oil pipelines	1,281	1,334	1,213	1,303
Refined products pipelines	871	959	845	939
Total	2,152	2,293	2,058	2,242

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.

(b)	Includes the impact of the Galveston Bay Refinery and Related Assets beginning on the February 1, 2013 acquisition date.

(c)	Includes intersegment sales.

(d)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)
Excludes inter-refinery volumes of 43 mbpd and 37 mbpd for the three months ended June 30, 2014 and 2013, respectively, and 51 mbpd and 33 mbpd for the six months ended June 30, 2014 and 2013, respectively.

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
Environmental Proceedings
As reported in our Annual Report on Form 10-K for the year ended December 31, 2013, in January 2011, the EPA notified us of alleged violations of various statutory and regulatory provisions related to motor fuels, some of which we had previously self-reported to the EPA. Subsequently, we self-reported four additional alleged Clean Air Act violations related to motor fuels to the EPA. As a result of these allegations, we recently agreed to pay a $2.75 million civil penalty as well as undertake certain projects to reduce environmental emissions. The complaint and final settlement decree are not yet finalized, but the ultimate resolution of this matter will not have a material impact on our consolidated results of operations, financial position or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended June 30, 2014, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
04/01/2014-04/30/2014	1,007,606	$87.42	960,200	$1,084,532,056
05/01/2014-05/31/2014	1,087,100	$90.97	1,087,100	985,643,617
06/01/2014-06/30/2014	3,168,762	$87.40	3,168,400	708,720,920
Total	5,263,468	$88.14	5,215,700

(a)
The amounts in this column include 47,406 and 362 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in April and June, respectively.

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

(c)
On September 26, 2013, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization through September 30, 2015, resulting in $6.0 billion of total share repurchase authorizations since January 1, 2012. As of June 30, 2014, we had approximately $709 million of share repurchase authorization remaining. On July 30, 2014, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2016.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1	Purchase Agreement by and between Speedway LLC and Hess Corporation, dated as of May 21, 2014	8-K	2.1	5/27/2014	001-35054
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	10-Q	3.2	8/8/2012	001-35054
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2014	MARATHON PETROLEUM CORPORATION

	By:	/s/ Michael G. Braddock
Michael G. Braddock Vice President and Chief Accounting Officer