Form 10-Q
period 2014-09-30
Marathon Petroleum Corp
filed 2014-11-03
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 280,192,743 shares of Marathon Petroleum Corporation common stock outstanding as of October 31, 2014.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended September 30, 2014

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$25,438	$26,256	$75,567	$75,263
Income from equity method investments	29	9	121	16
Net gain on disposal of assets	2	1	14	3
Other income	12	8	57	40
Total revenues and other income	25,481	26,274	75,759	75,322
Costs and expenses:
Cost of revenues (excludes items below)	21,935	23,553	65,571	65,907
Purchases from related parties	112	103	401	254
Consumer excise taxes	1,622	1,631	4,736	4,685
Depreciation and amortization	322	299	967	888
Selling, general and administrative expenses	342	305	1,004	912
Other taxes	86	82	288	259
Total costs and expenses	24,419	25,973	72,967	72,905
Income from operations	1,062	301	2,792	2,417
Net interest and other financial income (costs)	(50)	(47)	(144)	(140)
Income before income taxes	1,012	254	2,648	2,277
Provision for income taxes	333	81	898	775
Net income	679	173	1,750	1,502
Less net income attributable to noncontrolling interests	7	5	24	16
Net income attributable to MPC	$672	$168	$1,726	$1,486
Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$2.38	$0.54	$5.99	$4.63
Weighted average shares outstanding	282	309	288	321
Diluted:
Net income attributable to MPC per share	$2.36	$0.54	$5.95	$4.60
Weighted average shares outstanding	284	311	290	323
Dividends paid	$0.50	$0.42	$1.34	$1.12
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net income	$679	$173	$1,750	$1,502
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of ($1), $34, $0 and $169	(2)	57	—	282
Prior service costs, net of tax of ($5), ($5), ($14) and ($14)	(8)	(8)	(24)	(23)
Other comprehensive income (loss)	(10)	49	(24)	259
Comprehensive income	669	222	1,726	1,761
Less comprehensive income attributable to noncontrolling interests	7	5	24	16
Comprehensive income attributable to MPC	$662	$217	$1,702	$1,745
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,854	$2,292
Receivables, less allowance for doubtful accounts of $10 and $9	5,271	5,559
Inventories	5,608	4,689
Other current assets	154	197
Total current assets	12,887	12,737
Equity method investments	862	463
Property, plant and equipment, net	15,999	13,921
Goodwill	1,537	938
Other noncurrent assets	420	326
Total assets	$31,705	$28,385
Liabilities
Current liabilities:
Accounts payable	$8,726	$8,234
Payroll and benefits payable	345	406
Consumer excise taxes payable	365	373
Accrued taxes	586	513
Long-term debt due within one year	26	23
Other current liabilities	324	275
Total current liabilities	10,372	9,824
Long-term debt	6,238	3,373
Deferred income taxes	2,165	2,304
Defined benefit postretirement plan obligations	937	771
Deferred credits and other liabilities	727	781
Total liabilities	20,439	17,053
Commitments and contingencies (see Note 22)
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued - 363 million and 362 million shares (par value $0.01 per share, 1 billion shares authorized)	4	4
Held in treasury, at cost - 82 million and 65 million shares	(5,616)	(4,155)
Additional paid-in capital	9,833	9,768
Retained earnings	6,856	5,507
Accumulated other comprehensive loss	(228)	(204)
Total MPC stockholders’ equity	10,849	10,920
Noncontrolling interests	417	412
Total equity	11,266	11,332
Total liabilities and equity	$31,705	$28,385
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2013
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,750	$1,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	967	888
Pension and other postretirement benefits, net	123	3
Deferred income taxes	(126)	22
Net gain on disposal of assets	(14)	(3)
Equity method investments, net	(39)	(4)
Changes in the fair value of derivative instruments	(35)	(54)
Changes in:
Current receivables	424	(974)
Inventories	(731)	(1,330)
Current accounts payable and accrued liabilities	318	2,028
All other, net	85	(28)
Net cash provided by operating activities	2,722	2,050
Investing activities:
Additions to property, plant and equipment	(952)	(733)
Acquisitions, net of cash acquired	(2,831)	(1,515)
Disposal of assets	19	12
Investments—acquisitions, loans and contributions	(341)	(113)
—redemptions, repayments and return of capital	3	76
All other, net	78	22
Net cash used in investing activities	(4,024)	(2,251)
Financing activities:
Long-term debt – borrowings	2,903	—
– repayments	(32)	(16)
Debt issuance costs	(19)	(2)
Issuance of common stock	21	37
Common stock repurchased	(1,449)	(2,341)
Dividends paid	(386)	(358)
Distributions to noncontrolling interests	(20)	(15)
Tax settlement with Marathon Oil Corporation	—	39
Contingent consideration payment	(172)	—
All other, net	18	15
Net cash provided by (used in) financing activities	864	(2,641)
Net decrease in cash and cash equivalents	(438)	(2,842)
Cash and cash equivalents at beginning of period	2,292	4,860
Cash and cash equivalents at end of period	$1,854	$2,018
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2012	$4	$(1,253)	$9,527	$3,880	$(464)	$411	$12,105
Net income	—	—	—	1,486	—	16	1,502
Dividends declared	—	—	—	(359)	—	—	(359)
Distributions to noncontrolling interests	—	—	—	—	—	(15)	(15)
Other comprehensive income	—	—	—	—	259	—	259
Shares repurchased	—	(2,441)	100	—	—	—	(2,341)
Shares issued (returned) - stock based compensation	—	(9)	37	—	—	—	28
Stock-based compensation	—	—	45	—	—	1	46
Tax settlement with Marathon Oil Corporation	—	—	39	—	—	—	39
Balance as of September 30, 2013	$4	$(3,703)	$9,748	$5,007	$(205)	$413	$11,264
Balance as of December 31, 2013	$4	$(4,155)	$9,768	$5,507	$(204)	$412	$11,332
Net income	—	—	—	1,726	—	24	1,750
Dividends declared	—	—	—	(386)	—	—	(386)
Distributions to noncontrolling interests	—	—	—	—	—	(20)	(20)
Other comprehensive loss	—	—	—	—	(24)	—	(24)
Shares repurchased	—	(1,449)	—	—	—	—	(1,449)
Shares issued (returned)—stock based compensation	—	(12)	21	—	—	—	9
Stock-based compensation	—	—	44	—	—	1	45
Other	—	—	—	9	—	—	9
Balance as of September 30, 2014	$4	$(5,616)	$9,833	$6,856	$(228)	$417	$11,266

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2012	361	(28)
Shares repurchased	—	(31)
Shares issued - stock-based compensation	1	—
Balance as of September 30, 2013	362	(59)
Balance as of December 31, 2013	362	(65)
Shares repurchased	—	(17)
Shares issued—stock-based compensation	1	—
Balance as of September 30, 2014	363	(82)
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
Our business consists of refining and marketing, retail marketing and pipeline transportation operations conducted primarily in the Midwest, Gulf Coast, East Coast and Southeast regions of the United States, through subsidiaries, including Marathon Petroleum Company LP, Speedway LLC and MPLX LP and its subsidiaries (“MPLX”).
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.
During the first quarter of 2014, we recorded an out-of-period adjustment for additional expenses related to the prior year's bonus programs of $29 million, included in total costs and expenses on the consolidated statements of income. The impact to our consolidated results of operations for the nine months ended September 30, 2014 and for the year ended December 31, 2013 was immaterial. We do not expect this adjustment to have a material impact to our results of operations for the year ended December 31, 2014.
2. Accounting Standards
Not Yet Adopted
In August 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Management will be required to assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management's plans will be able to alleviate the substantial doubt. The accounting standards update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted.
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
In April 2014, the FASB issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component (or components) of an entity or the classification of a component (or components) of an entity as held for sale that represents a strategic shift for an entity and has (or will have) a major impact on an entity's operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity's continuing involvement with the discontinued operation. The accounting standards update is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. Adoption of this standards update in the first quarter of 2015 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.
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
The sales of our interests in Pipeline Holdings to MPLX resulted in a change of our ownership in Pipeline Holdings, but not a change in control. We accounted for the sales as equity transactions and did not record a gain or loss.
4. Acquisitions and Investments
Acquisition of Hess' Retail Operations and Related Assets
On September 30, 2014, we acquired from Hess Corporation ("Hess") all of Hess' retail locations, transport operations and shipper history on various pipelines, including approximately 40,000 barrels per day on Colonial Pipeline for $2.82 billion. We refer to these assets as “Hess' Retail Operations and Related Assets.” The transaction was funded with a combination of debt and available cash.
The transaction provides for an adjustment for working capital, which has not been finalized with Hess. If a change is made for working capital, the fair value of the assets acquired will be revised.

The estimated fair values of assets acquired and liabilities assumed at the acquisition date, pending the completion of an independent appraisal and other evaluations, are as follows:

(In millions)
Cash and cash equivalents	$39
Receivables	132
Inventories	178
Other current assets	5
Property, plant and equipment, net	2,062
Other noncurrent assets	103
Total assets acquired	2,519
Accounts payable	77
Payroll and benefits payable	4
Consumer excise taxes payable	80
Other current liabilities	10
Defined benefit postretirement plan obligations	2
Deferred credits and other liabilities	122
Total liabilities assumed	295
Net assets acquired excluding goodwill	2,224
Goodwill	600
Net assets acquired	$2,824
The purchase price allocation resulted in the recognition of $600 million in goodwill by our Speedway segment, which is deductible for tax purposes. Goodwill recognized for the acquisition primarily relates to the expected benefits of a significantly expanded retail platform that should enable growth in new markets, as well as the potential for higher merchandise sales. We also expect strategic benefits from the financial and operational scale we expect to realize across our entire retail network. This acquisition significantly expands our Speedway presence from nine to 22 states throughout the East Coast and Southeast and is aligned with our strategy to grow higher-valued, stable cash flow businesses. This acquisition also enables us to further leverage our integrated refining and transportation operations, providing an outlet for an incremental 200,000 barrels per day of assured sales from our refining system.
Other noncurrent assets includes a $22 million intangible asset related to a trade name and $60 million related to favorable lease contract terms. Deferred credits and other liabilities includes $80 million related to unfavorable lease contract terms. The trade name is being amortized over its estimated useful life of two years based on the utilization of the assets. The favorable and unfavorable lease contract amounts are being amortized over the terms of the leases.
We recognized $12 million of acquisition-related costs associated with Hess' Retail Operations and Related Assets acquisition. These costs were expensed and were included in selling, general and administrative expenses.
Acquisition of Refinery and Related Logistics and Marketing Assets
On February 1, 2013, we acquired from BP Products North America Inc. and BP Pipelines (North America) Inc. (collectively, “BP”) the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites, a 1,040 megawatt electric cogeneration facility and a 50,000 barrel per day allocation of space on Colonial Pipeline. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” We paid $1.49 billion for these assets, which included $935 million for inventory. The transaction was funded with cash on hand. Pursuant to the purchase and sale agreement, we may also be required to pay BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. In July 2014, we paid BP $180 million for the first period's contingent earnout. On the consolidated statements of cash flows, $172 million of the contingent earnout payment is included as a financing activity with the remainder included as an operating activity. See Note 15 for additional information on the contingent consideration.

The following unaudited pro forma financial information presents consolidated results assuming the Galveston Bay Refinery and Related Assets acquisition occurred on January 1, 2012 and Hess' Retail Operations and Related Assets acquisition occurred on January 1, 2013. The pro forma financial information does not give effect to potential synergies that could result from the acquisitions and is not necessarily indicative of the results of future operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Sales and other operating revenues (including consumer excise taxes)	$28,284	$29,317	$84,232	$86,386
Net income attributable to MPC	698	170	1,748	1,516
Net income attributable to MPC per share - basic	$2.48	$0.55	$6.07	$4.72
Net income attributable to MPC per share - diluted	2.46	0.55	6.03	4.69
The pro forma information includes adjustments to align accounting policies, an adjustment to depreciation expense to reflect the fair value of property, plant and equipment, increased amortization expense related to identifiable intangible assets, additional interest expense related to financing the acquisition of Hess' Retail Operations and Related Assets, as well as the related income tax effects.
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
Assuming the acquisitions of the convenience stores in 2013 and the biodiesel facility in 2014 had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.
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

Investments in Pipeline Companies
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.'s Southern Access Extension pipeline ("SAX") through our investment in Illinois Extension Pipeline Company, LLC ("Illinois Extension Pipeline"). During the nine months ended September 30, 2014, we made contributions of $97 million to Illinois Extension Pipeline to fund our portion of the construction costs incurred-to-date on the SAX project. We account for our ownership interest in Illinois Extension Pipeline as an equity method investment. See Note 22 for information on future contributions to Illinois Extension Pipeline.
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
In November 2013, we agreed to serve as an anchor shipper for the Sandpiper pipeline project and fund 37.5 percent of the construction costs of the project, which will become part of Enbridge Energy Partners L.P.'s ("Enbridge Energy Partners") North Dakota System. In exchange for these commitments, we will earn an approximate 27 percent equity interest in Enbridge Energy Partners' North Dakota System when the Sandpiper pipeline is placed into service. We also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements. We made contributions of $149 million to North Dakota Pipeline Company LLC ("North Dakota Pipeline") during the nine months ended September 30, 2014. We have contributed $173 million since project inception. We account for our interest in North Dakota Pipeline using the equity method of accounting. See Note 22 for information on future contributions to North Dakota Pipeline.
5. Variable Interest Entity
As stated in Note 4, we have a 35 percent ownership interest in Illinois Extension Pipeline through our contributions to the SAX project. Illinois Extension Pipeline Company LLC is considered a variable interest entity ("VIE") because it is a development stage entity and the equity in the entity is not sufficient to fund the current stage of development, which is the construction of the SAX pipeline. Our maximum exposure to loss due to this VIE at September 30, 2014 was $97 million, which equates to our contributions to-date to fund our portion of the construction costs for the project.
We are not the primary beneficiary of this VIE and, therefore, do not consolidate it because we do not have the power to control the activities that significantly influence the economic activities of the entity. The activities that most significantly impact the VIE's economic performance during the construction phase are the actual construction costs and risks associated with the construction process. Through our vote, we have shared power to direct the construction activities, but do not have the sole ability to control the construction activities.
6. Related Party Transactions
Our related parties include:

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
Sales to related parties, which are included in sales and other operating revenues (including consumer excise taxes) on the consolidated statements of income, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Other equity method investees	$2	$3	$6	$7

Fees received for operating Centennial's pipeline, which are included in other income on the consolidated statements of income, were $1 million for the nine months ended September 2014 and 2013.
Purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Centennial	$—	$4	$7	$4
Explorer	10	—	32	—
LOCAP	6	5	16	13
LOOP	12	11	77	32
TAAE	19	8	61	8
TACE	33	42	90	92
TAME	29	31	111	98
Other equity method investees	3	2	7	7
Total	$112	$103	$401	$254
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
Receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

(In millions)	September 30, 2014	December 31, 2013
Centennial	$2	$1
TAME	2	1
Total	$4	$2
We also had a long-term receivable from Centennial of $1 million at September 30, 2014 and of $2 million at December 31, 2013, which is included in other noncurrent assets on the consolidated balance sheets.
Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

(In millions)	September 30, 2014	December 31, 2013
Explorer	$5	$—
LOCAP	2	2
LOOP	4	3
TAAE	1	2
TACE	2	4
TAME	2	5
Other equity method investees	1	—
Total	$17	$16
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$672	$168	$1,726	$1,486
Income allocated to participating securities	1	—	3	2
Income available to common stockholders - basic	$671	$168	$1,723	$1,484
Weighted average common shares outstanding	282	309	288	321
Basic earnings per share	$2.38	$0.54	$5.99	$4.63
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$672	$168	$1,726	$1,486
Income allocated to participating securities	1	—	3	2
Income available to common stockholders - diluted	$671	$168	$1,723	$1,484
Weighted average common shares outstanding	282	309	288	321
Effect of dilutive securities	2	2	2	2
Weighted average common shares, including dilutive effect	284	311	290	323
Diluted earnings per share	$2.36	$0.54	$5.95	$4.60
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Shares issued under stock-based compensation plans	—	1	—	1

8. Equity
On July 30, 2014, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2016. As of September 30, 2014, our board of directors had approved $8.0 billion in total share repurchase authorizations since January 1, 2012 and we have repurchased a total of $5.59 billion of our common stock, leaving $2.41 billion available for repurchases. Under these authorizations, we have acquired 82 million shares at an average cost per share of $68.41.
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
Total share repurchases were as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Number of shares repurchased(a)	4	14	17	31
Cash paid for shares repurchased	$301	$1,028	$1,449	$2,341
Effective average cost per delivered share	$85.15	$70.73	$87.25	$76.01

(a)	The nine months ended September 30, 2013 includes one million shares received under the November 2012 accelerated share repurchase program, which were paid for in 2012.

At September 30, 2014, we had agreements to acquire additional common shares for $9 million, which were settled in early October 2014.
9. Segment Information
We have three reportable segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast and Midwest regions of the United States, purchases ethanol and refined products for resale and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway segment and to independent entrepreneurs who operate Marathon® retail outlets.

•	Speedway – with the acquisition of Hess' retail operations effective September 30, 2014, sells transportation fuels and convenience products in retail markets in the Midwest, East Coast and Southeast.

•
Pipeline Transportation – transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes the aggregated operations of MPLX and MPC’s retained pipeline assets and investments.

On February 1, 2013, we acquired the Galveston Bay Refinery and Related Assets, which are part of the Refining & Marketing and Pipeline Transportation segments. On September 30, 2014, we acquired Hess' Retail Operations and Related Assets, which are part of the Speedway and Refining & Marketing segments. Segment information for the periods prior to each acquisition do not include amounts for these operations. See Note 4.
Segment income represents income from operations attributable to the reportable segments. Corporate administrative expenses and costs related to certain non-operating assets are not allocated to the reportable segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the reportable segments.

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended September 30, 2014
Revenues:
Customer	$21,568	$3,854	$16	$25,438
Intersegment(a)	2,400	2	136	2,538
Segment revenues	$23,968	$3,856	$152	$27,976
Segment income from operations(b)	$971	$119	$69	$1,159
Income from equity method investments	17	—	12	29
Depreciation and amortization(c)	257	33	20	310
Capital expenditures and investments(d)(f)	318	2,707	224	3,249

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended September 30, 2013
Revenues:
Customer	$22,481	$3,755	$20	$26,256
Intersegment(a)	2,439	1	117	2,557
Segment revenues	$24,920	$3,756	$137	$28,813
Segment income from operations(b)	$227	$102	$54	$383
Income from equity method investments	8	—	1	9
Depreciation and amortization(c)	246	29	19	294
Capital expenditures and investments(d)	243	65	42	350

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Nine Months Ended September 30, 2014
Revenues:
Customer	$64,295	$11,220	$52	$75,567
Intersegment(a)	7,223	4	396	7,623
Segment revenues	$71,518	$11,224	$448	$83,190
Segment income from operations(b)	$2,593	$271	$222	$3,086
Income from equity method investments	76	—	45	121
Depreciation and amortization(c)	782	90	58	930
Capital expenditures and investments(d)(f)	731	2,783	418	3,932

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Nine Months Ended September 30, 2013
Revenues:
Customer	$64,245	$10,964	$60	$75,269
Intersegment(a)	7,072	3	340	7,415
Segment revenues	$71,317	$10,967	$400	$82,684
Segment income from operations(b)	$2,235	$292	$163	$2,690
Income from equity method investments	7	—	9	16
Depreciation and amortization(c)	734	83	55	872
Capital expenditures and investments(d)(e)	1,797	177	173	2,147

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(d)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(e)	The Refining & Marketing and Pipeline Transportation segments include $1.29 billion and $70 million, respectively, for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4.

(f)	The Speedway and Refining & Marketing segments include $2.63 billion and $54 million, respectively, for the acquisition of Hess' Retail Operations and Related Assets. See Note 4.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Segment income from operations	$1,159	$383	$3,086	$2,690
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(76)	(59)	(204)	(190)
Pension settlement expenses(c)	(21)	(23)	(90)	(83)
Net interest and other financial income (costs)	(50)	(47)	(144)	(140)
Income before income taxes	$1,012	$254	$2,648	$2,277

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.

(b)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	See Note 20.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Segment capital expenditures and investments	$3,249	$350	$3,932	$2,147
Less: Investments in equity method investees	177	75	341	86
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	22	54	60	106
Capitalized interest	7	7	20	15
Total capital expenditures(a)(b)	$3,101	$336	$3,671	$2,182

(a)	Capital expenditures include changes in capital accruals and acquisitions.

(b)	See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.
The following reconciles customer revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Customer revenues (as reported above)	$25,438	$26,256	$75,567	$75,269
Corporate and other unallocated items	—	—	—	(6)
Sales and other operating revenues (including consumer excise taxes)	$25,438	$26,256	$75,567	$75,263

Total assets by reportable segment were:

(In millions)	September 30, 2014	December 31, 2013
Refining & Marketing	$20,207	$19,573
Speedway	5,203	2,064
Pipeline Transportation	2,329	1,947
Corporate and Other	3,966	4,801
Total consolidated assets	$31,705	$28,385

10. Other Items
Net interest and other financial income (costs) was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Interest:
Interest income	$2	$2	$5	$7
Interest expense	(56)	(50)	(154)	(147)
Interest capitalized	7	7	20	15
Total net interest	(47)	(41)	(129)	(125)
Other:
Net foreign currency gains (losses)	1	(1)	—	—
Bank service and other fees	(4)	(5)	(15)	(15)
Total other	(3)	(6)	(15)	(15)
Net interest and other financial income (costs)	$(50)	$(47)	$(144)	$(140)

11. Income Taxes
The combined federal, state and foreign income tax rate was 33 percent and 32 percent for the three months ended September 30, 2014 and 2013, respectively, and 34 percent for both the nine months ended September 30, 2014 and 2013. The effective tax rate for the three and nine months ended September 30, 2014 and 2013 is slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.
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
We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2003 tax years, respectively. We had $16 million of unrecognized tax benefits as of September 30, 2014. Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 22 for indemnification information.
12. Inventories

(In millions)	September 30, 2014	December 31, 2013
Crude oil and refinery feedstocks	$2,405	$1,797
Refined products	2,731	2,367
Materials and supplies	308	425
Merchandise	164	100
Total (at cost)	$5,608	$4,689
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. There were no liquidations of LIFO inventories for the nine months ended September 30, 2014 and 2013.
13. Property, Plant and Equipment

(In millions)	September 30, 2014	December 31, 2013
Refining & Marketing	$17,646	$16,982
Speedway	4,477	2,344
Pipeline Transportation	1,995	1,921
Corporate and Other	594	546
Total	24,712	21,793
Less accumulated depreciation	8,713	7,872
Property, plant and equipment, net	$15,999	$13,921

14. Goodwill
The changes in the carrying amount of goodwill for nine months ended September 30, 2014 were as follows:

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Balance as of December 31, 2013	$551	$225	$162	$938
Acquisition(a)	—	600	—	600
Disposition	(1)	—	—	(1)
Balance as of September 30, 2014	$550	$825	$162	$1,537

(a)	See Note 4 for information on the acquisitions.
15. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2014
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$87	$—	$—	$(55)	$32	$60
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$89	$—	$—	$(55)	$34	$60

Commodity derivative instruments, liabilities	$55	$—	$—	$(55)	$—	$—
Contingent consideration, liability(c)	—	—	475	N/A	475	—
Total liabilities at fair value	$55	$—	$475	$(55)	$475	$—

	December 31, 2013
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$21	$—	$—	$(21)	$—	$61
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$23	$—	$—	$(21)	$2	$61

Commodity derivative instruments, liabilities	$53	$—	$—	$(53)	$—	$—
Contingent consideration, liability(c)	—	—	625	N/A	625	—
Total liabilities at fair value	$53	$—	$625	$(53)	$625	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2014 and December 31, 2013, cash collateral of $0 million and $32 million, respectively, was netted with mark-to-market derivative liabilities.

(b)	We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

(c)	Includes $193 million and $159 million classified as current at September 30, 2014 and December 31, 2013, respectively.
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

The contingent consideration represents the fair value as of September 30, 2014 of the amount we expect to pay to BP related to the earnout provision for the Galveston Bay Refinery and Related Assets acquisition. See Note 4. The fair value of the contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the contract applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation used significant unobservable inputs, including (1) an estimate of refinery throughput volumes; (2) a range of internal and external crack spread forecasts from $14 to $15 per barrel; and (3) a range of risk-adjusted discount rates from five percent to 10 percent. An increase or decrease in crack spread forecasts or refinery throughput volume expectations may result in a corresponding increase or decrease in the fair value. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual caps. An increase or decrease in the discount rate may result in a decrease or increase to the fair value, respectively. The fair value of the contingent consideration is reassessed each quarter, with changes in fair value recorded in cost of revenues.
The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Beginning balance	$647	$611	$625	$—
Contingent consideration agreement	—	—	—	600
Contingent consideration payment	(180)	—	(180)	—
Unrealized (gains) losses included in net income	8	(5)	30	6
Ending balance	$475	$606	$475	$606
We did not hold any Level 3 derivative instruments during the three and nine months ended September 30, 2014 and 2013. See Note 16 for the income statement impacts of our derivative instruments.
Fair Values – Nonrecurring
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Nine Months Ended September 30,
	2014		2013
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Property, plant and equipment, net	$—	$—	$1	$8
Other noncurrent assets	—	11	—	—
Based on the financial and operational status of a company in which we have an interest, we fully impaired our $11 million investment in that company during the second quarter of 2014. Our investment in this company was accounted for using the cost method and was included in our Refining & Marketing segment. The impairment is included in other income on the consolidated statements of income. The fair value of our investment in this cost company was measured using an income approach. This measurement is classified as Level 3.
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

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at September 30, 2014 and December 31, 2013, excluding the derivative financial instruments and contingent consideration reported above.

	September 30, 2014		December 31, 2013
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$23	$2	$336	$14
Other	31	29	31	30
Total financial assets	$54	$31	$367	$44
Financial liabilities:
Long-term debt(a)	$6,224	$5,886	$3,306	$3,001
Deferred credits and other liabilities	20	20	21	21
Total financial liabilities	$6,244	$5,906	$3,327	$3,022

(a)	Excludes capital leases
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
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$87	$55	Other current assets

	December 31, 2013
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$21	$53	Other current assets

The table below summarizes open commodity derivative contracts as of September 30, 2014.

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	10,346
Exchange-traded	Short	(23,186)
Refined Products(b)
Exchange-traded	Long	1,695
Exchange-traded	Short	(3,281)

(a)	96 percent of these contracts expire in the fourth quarter of 2014.

(b)	100 percent of these contracts expire in the fourth quarter of 2014.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)		Gain (Loss)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2014	2013	2014	2013
Sales and other operating revenues	$10	$9	$18	$13
Cost of revenues	145	(170)	(30)	(179)
Total	$155	$(161)	$(12)	$(166)

17. Debt
Our outstanding borrowings at September 30, 2014 and December 31, 2013 consisted of the following:

(In millions)	September 30, 2014	December 31, 2013
Marathon Petroleum Corporation:
Revolving credit agreement due 2017	$—	$—
Term loan agreement due 2019	700	—
3.500% senior notes due March 1, 2016	750	750
5.125% senior notes due March 1, 2021	1,000	1,000
3.625% senior notes due September 15, 2024	750	—
6.500% senior notes due March 1, 2041	1,250	1,250
4.750% senior notes due September 15, 2044	800	—
5.000% senior notes due September 15, 2054	400	—
Consolidated subsidiaries:
Capital lease obligations due 2014-2028	378	395
MPLX Operations LLC revolving credit agreement due 2017	255	—
Trade receivables securitization facility due 2016	—	—
Total	6,283	3,395
Unamortized discount	(26)	(10)
Fair value adjustments(a)	7	11
Amounts due within one year	(26)	(23)
Total long-term debt due after one year	$6,238	$3,373

(a)	The $20 million gain on the termination of our interest rate swap agreements in 2012 is being amortized over the remaining life of the 3.50 percent senior notes.
There were no borrowings or letters of credit outstanding under the MPC revolving credit agreement or the trade receivables securitization facility at September 30, 2014. During the nine months ended September 30, 2014, MPLX borrowed $270 million under the MPLX Operations LLC revolving credit agreement (the "MPLX Credit Agreement"), at an average interest rate of 1.5 percent, per annum, and repaid $15 million of these borrowings. The borrowings were used to fund MPLX's March 2014 acquisition of an additional interest in Pipe Line Holdings. At September 30, 2014, MPLX had $255 million of borrowings and no letters of credit outstanding under the MPLX Credit Agreement, resulting in total unused loan availability of $245 million, or 49 percent of the borrowing capacity. The MPLX Credit Agreement is scheduled to mature on October 31, 2017.
Term Loan Agreement
On August 26, 2014, we entered into a $700 million five-year senior unsecured term loan credit agreement (the “Term Loan Agreement”) with a syndicate of lenders to fund a portion of the purchase price for the acquisition of Hess' Retail Operations and Related Assets. The Term Loan Agreement matures on September 24, 2019 and may be prepaid at any time without premium or penalty. We are obligated to pay certain customary fees under the Term Loan Agreement, including an annual administrative fee.
Amounts outstanding under the Term Loan Agreement bear interest at either of the following rates at our election (i) the sum of the Adjusted LIBO Rate (as defined in the Term Loan Agreement), plus a margin ranging between 0.875 percent to 1.75 percent, depending on our credit ratings, or (ii) the sum of the Base Rate (as defined in the Term Loan Agreement), plus a margin ranging between zero percent to 0.75 percent, depending on our credit ratings. The interest rate during the quarter ended September 30, 2014 was 1.3 percent.
The Term Loan Agreement contains representation and warranties, covenants and events of default that are substantially similar to those contained in the MPC revolving credit agreement, including a financial covenant, which requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the Term Loan Agreement) of no greater than 0.65 to 1.00.

Senior Notes
On September 5, 2014, we completed a public offering of $1.95 billion in aggregate principal amount of senior unsecured notes (the "Senior Notes"), consisting of $750 million aggregate principal amount of our Senior Notes due 2024, $800 million aggregate principal amount of our Senior Notes due 2044 and $400 million aggregate principal amount of our Senior Notes due 2054. The net proceeds from the offering of the Senior Notes were approximately $1.915 billion, after deducting underwriting discounts and estimated offering expenses. The proceeds were used to fund a portion of the purchase price for the acquisition of Hess' Retail Operations and Related Assets. Interest on each series of Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015.
The Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.
18. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2014	2013
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$162	$166
Net income taxes paid to taxing authorities	969	1,027
Non-cash investing and financing activities:
Capital lease obligations increase	$—	$61
Property, plant and equipment sold	4	43
Property, plant and equipment acquired	4	—
Acquisition:
Contingent consideration(a)	—	600
Payable to seller(a)	—	6

(a)	Acquisition-date fair value of non-cash consideration associated with the Galveston Bay Refinery and Related Assets acquisition.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2014	2013
Additions to property, plant and equipment per consolidated statements of cash flows	$952	$733
Non-cash additions to property, plant and equipment	4	—
Acquisitions(a)	2,714	1,386
Asset retirement expenditures	1	—
Increase in capital accruals	—	63
Total capital expenditures	$3,671	$2,182

(a)
The 2014 acquisition includes the acquisition of Hess' Retail Operations and Related Assets. The 2013 acquisition includes the acquisition of the Galveston Bay Refinery and Related Assets. The acquisition numbers above include property, plant and equipment and intangibles. See Note 4.

19. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2012	$(432)	$(36)	$4	$—	$(464)
Other comprehensive income before reclassifications	172	3	—	2	177
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(34)	(3)	—	—	(37)
– actuarial loss(a)	53	2	—	—	55
– settlement loss(a)	83	—	—	—	83
Tax effect	(19)	—	—	—	(19)
Other comprehensive income	255	2	—	2	259
Balance as of September 30, 2013	$(177)	$(34)	$4	$2	$(205)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2013	$(161)	$(50)	$4	$3	$(204)
Other comprehensive income (loss) before reclassifications	(88)	8	—	(2)	(82)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(35)	(3)	—	—	(38)
– actuarial loss(a)	38	2	—	—	40
– settlement loss(a)	90	—	—	—	90
Tax effect	(35)	1	—	—	(34)
Other comprehensive income (loss)	(30)	8	—	(2)	(24)
Balance as of September 30, 2014	$(191)	$(42)	$4	$1	$(228)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 20.
20. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$24	$24	$7	$7
Interest cost	18	19	7	6
Expected return on plan assets	(27)	(28)	—	—
Amortization – prior service credit	(12)	(12)	(1)	(1)
– actuarial loss	12	14	1	1
– settlement loss	21	23	—	—
Net periodic benefit cost	$36	$40	$14	$13

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$67	$70	$20	$19
Interest cost	56	55	24	19
Expected return on plan assets	(81)	(81)	—	—
Amortization – prior service credit	(35)	(34)	(3)	(3)
– actuarial loss	38	53	2	2
– settlement loss	90	83	—	—
Net periodic benefit cost	$135	$146	$43	$37

During the nine months ended September 30, 2014, we made contributions of $16 million to our funded pension plans. Current benefit payments related to unfunded pension and other postretirement benefit plans were $22 million and $17 million, respectively, during the nine months ended September 30, 2014.
During the nine months ended September 30, 2014 and 2013, we determined that lump sum payments to employees retiring in the respective years will exceed the plans’ total service and interest costs for the year. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, during the nine months ended September 30, 2014 and 2013, we recorded pension settlement expenses of $90 million and $83 million related to our cumulative lump sum payments made during the first nine months of 2014 and 2013, respectively.
21. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the nine months ended September 30, 2014:

	Number of Shares(a)	Weighted Average Exercise Price
Outstanding at December 31, 2013	5,147,837	$40.08
Granted	446,310	85.02
Exercised	(696,159)	32.12
Forfeited, canceled or expired	(20,761)	49.67
Outstanding at September 30, 2014	4,877,227	45.28

(a)	Includes an immaterial number of stock appreciation rights.
The grant date fair value of stock option awards granted during the nine months ended September 30, 2014 was $25.37 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions. Beginning in the first quarter of 2014, the assumption for expected volatility of our stock price was refined to reflect a weighting of 50 percent of MPC’s common stock implied volatility and 50 percent of MPC's common stock historical volatility.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the nine months ended September 30, 2014:

	Shares of Restricted Stock ("RS")		Restricted Stock Units ("RSU")
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	624,122	$61.11	385,079	$33.96
Granted	240,882	87.81	19,827	86.79
RS's Vested/RSU's Issued	(324,697)	55.47	(398)	60.11
Forfeited	(25,943)	70.10	(133)	76.10
Outstanding at September 30, 2014	514,364	76.73	404,375	36.51
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the nine months ended September 30, 2014:

Number of Units
Outstanding at December 31, 2013	3,822,500
Granted	2,033,700
Settled	—
Canceled	—
Outstanding at September 30, 2014	5,856,200
The performance unit awards granted in 2014 have a grant date fair value of $0.85 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the nine months ended September 30, 2014, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.
22. Commitments and Contingencies
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below, including those resulting from the acquisition of Hess' Retail Operations and Related Assets. For matters for which we have not recorded an accrued liability, we are unable to estimate a range of possible loss because the issues involved have not been fully developed through pleadings and discovery. However, the ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.
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

At September 30, 2014 and December 31, 2013, accrued liabilities for remediation totaled $182 million and $123 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, was $71 million and $51 million at September 30, 2014 and December 31, 2013, respectively.
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
Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of September 30, 2014.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $39 million as of September 30, 2014.
We hold an interest in an ethanol production facility through our investment in TAME, and through our participation as a lender under TAME’s revolving credit agreement, have agreed to reimburse the bank for 50 percent of any amounts drawn on a letter of credit that has been issued to secure TAME’s repayment of the tax exempt bonds. The credit agreement expires in 2018. Our maximum potential undiscounted payments under this arrangement were $25 million at September 30, 2014.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of September 30, 2014, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $122 million as of September 30, 2014, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, an indemnity to the co-lenders associated with an equity method investee’s credit agreement, and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual commitments—At September 30, 2014, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.8 billion, which includes $520 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets, $751 million for contributions to North Dakota Pipeline and $208 million for contributions to the SAX project. See Note 4 for additional information on our investments in North Dakota Pipeline and the SAX project. See Notes 4 and 15 for additional information on the contingent consideration.

23.	Subsequent Event
On October 29, 2014, our board of directors authorized the sale of MPC's remaining 31 percent interest in Pipe Line Holdings to MPLX. Upon completion, we will account for the sale as an equity transaction and will not record a gain or loss.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “objective,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “potential,” “seek,” “target,” “could,” “may,” “should,” “would,” "will" or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.
Corporate Overview
We are an independent petroleum refining and marketing, retail marketing and pipeline transportation company. We currently own and operate seven refineries, all located in the United States, with an aggregate crude oil refining capacity of approximately 1.7 million barrels per calendar day. Our refineries supply refined products to resellers and consumers within our market areas, including the Midwest, Gulf Coast, East Coast and Southeast regions of the United States. We distribute refined products to our customers through one of the largest private domestic fleets of inland petroleum product barges, one of the largest terminal operations in the United States, and a combination of MPC-owned and third-party-owned trucking and rail assets. We are one of the largest wholesale suppliers of gasoline and distillates to resellers within our market area.
We have two strong retail brands: Speedway® and Marathon®. We believe that Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,740 convenience stores in 22 states throughout the Midwest, East Coast and Southeast. The Marathon brand is an established motor fuel brand in the Midwest and Southeast regions of the United States, and is available through approximately 5,400 retail outlets operated by independent entrepreneurs in 19 states.
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

•
Refining & Marketing—refines crude oil and other feedstocks at our seven refineries in the Gulf Coast and Midwest regions of the United States, purchases ethanol and refined products for resale and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, buyers on the spot market, our Speedway business segment and to independent entrepreneurs who operate Marathon® retail outlets.

•
Speedway—with the acquisition of Hess' retail operations effective September 30, 2014, sells transportation fuels and convenience products in the retail market in the Midwest, East Coast and Southeast. See Note 4 to the unaudited consolidated financial statements for additional information.

•
Pipeline Transportation—transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes the aggregated operations of MPLX and MPC’s retained pipeline assets and investments.

Executive Summary
Results
Select results for the three and nine months ended September 30, 2014 and 2013 are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Income from Operations by segment
Refining & Marketing	$971	$227	$2,593	$2,235
Speedway	119	102	271	292
Pipeline Transportation	69	54	222	163
Net income attributable to MPC	$672	$168	$1,726	$1,486
Net income attributable to MPC per diluted share	$2.36	$0.54	$5.95	$4.60
Net income attributable to MPC increased $504 million, or $1.82 per diluted share, in the third quarter and $240 million, or $1.35 per diluted share, in the first nine months of 2014 compared to the same periods of 2013, primarily due to our Refining & Marketing segment.
Refining & Marketing segment income from operations increased $744 million in the third quarter and $358 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to more favorable net product price realizations and higher U.S. Gulf Coast (“USGC”) and Chicago crack spreads, partially offset by increases in refinery direct operating costs in both periods of 2014 and narrower Light Louisiana Sweet ("LLS") - West Texas Intermediate ("WTI") and sweet/sour differentials in the first nine months of 2014.
Speedway segment income from operations increased $17 million in the third quarter and decreased $21 million in the first nine months of 2014 compared to the same periods of 2013. The increase in segment income for the third quarter was primarily due to increases in our gasoline, distillate and merchandise gross margins, partially offset by higher operating expenses. The decrease in segment income for the first nine months was primarily due to higher operating expenses and a decrease in our gasoline and distillate gross margin, partially offset by an increase in our merchandise gross margin.
Pipeline Transportation segment income from operations increased $15 million in the third quarter and $59 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to higher pipeline transportation revenue and income from our pipeline affiliates, partially offset by increases in operating expenses primarily attributable to the proposed Cornerstone pipeline project for both periods of 2014 and pipeline maintenance in the third quarter of 2014.
MPLX LP
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
The following table summarizes the cash distributions we received from MPLX during the first nine months of 2014 and 2013.

	Nine Months Ended September 30,
(In millions)	2014	2013
Cash distributions received from MPLX:
General partner distributions, including incentive distribution rights	$3	$1
Limited partner distributions	53	40
Total	$56	$41
The market value of the 17,056,515 MPLX common units and 36,951,515 MPLX subordinated units we owned at September 30, 2014 was $3.18 billion based on the September 30, 2014 closing unit price of $58.94. Over time, we also believe there will be substantial value attributable to our general partnership interests.

Acquisitions and Investments
On September 30, 2014, we acquired from Hess all of its retail locations, transport operations and shipper history on various pipelines, including approximately 40,000 barrels per day on Colonial Pipeline for $2.82 billion. We refer to these assets as “Hess' Retail Operations and Related Assets” and substantially all of these assets are part of our Speedway segment. This acquisition significantly expands our Speedway presence from nine to 22 states throughout the East Coast and Southeast and is aligned with our strategy to grow higher-valued, stable cash flow businesses. This acquisition also enables us to further leverage our integrated refining and transportation operations, providing an outlet for an incremental 200,000 barrels per day of assured sales from our refining system. The transaction was funded with a combination of debt and available cash. Our financial results and operating statistics for the periods prior to the acquisition do not include amounts for Hess' Retail Operations and Related Assets. See Note 4 to the unaudited consolidated financial statements for additional information on this acquisition.
On February 1, 2013, we acquired from BP the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites, a 1,040 megawatt electric cogeneration facility and a 50 thousand barrel per day ("mbpd") allocation of space on the Colonial Pipeline. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” We paid $1.49 billion for these assets, which included $935 million for inventory. Pursuant to the purchase and sale agreement, we may also be required to pay BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. In July 2014, we paid BP $180 million for the first period's contingent earnout. These assets are part of our Refining & Marketing and Pipeline Transportation segments. Our financial results and operating statistics for the periods prior to the acquisition do not include amounts for the Galveston Bay Refinery and Related Assets.
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.'s SAX pipeline through our investment in Illinois Extension Pipeline. During the nine months ended September 30, 2014, we made contributions of $97 million to Illinois Extension Pipeline to fund our portion of the construction costs incurred-to-date on the SAX project.
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
In 2013, we agreed with Enbridge Energy Partners to serve as an anchor shipper for the Sandpiper pipeline, which will run from Beaver Lodge, North Dakota to Superior, Wisconsin. We also agreed to fund 37.5 percent of the construction of the Sandpiper pipeline project, which is currently estimated to cost $2.6 billion, of which approximately $1.0 billion is our share. We made contributions of $149 million during the first nine months of 2014 and have contributed $173 million since project inception. In exchange for our commitment to be an anchor shipper and our investment in the project, we will earn an approximate 27 percent equity interest in Enbridge Energy Partners' North Dakota System when the Sandpiper pipeline is placed into service. Enbridge Energy Partners' North Dakota System currently includes approximately 240 miles of crude oil gathering pipelines connected to a transportation pipeline that is approximately 730 miles long. We will also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements.
See Note 4 to the unaudited consolidated financial statements for additional information on these acquisitions and investments. See Note 22 to the unaudited consolidated financial statements for information regarding our future contributions to the SAX pipeline project and the Sandpiper pipeline project.
Share Repurchases
On July 30, 2014, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2016. During the first nine months of 2014, we paid $1.45 billion to acquire 17 million common shares through open market share repurchases. The effective average cost was $87.25 per delivered share. At September 30, 2014, we also had agreements to repurchase additional common shares for $9 million, which were settled in early October 2014. As of September 30, 2014, we had $2.41 billion of remaining repurchase authorization. See Note 8 to the unaudited consolidated financial statements.

The above discussion contains forward-looking statements with respect to the estimated construction costs and completion of the Sandpiper and SAX pipeline projects and the share repurchase authorizations. Factors that could affect the estimated construction costs, timing and completion of the Sandpiper and SAX pipeline projects, include, but are not limited to, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third-party approvals and other risks customarily associated with construction projects. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.
Overview of Segments
Refining & Marketing
Refining & Marketing segment income from operations depends largely on our Refining & Marketing gross margin and refinery throughputs.
Our Refining & Marketing gross margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries and the costs of products purchased for resale. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same relationship as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Midwest (Chicago) and USGC crack spreads that we believe most closely track our operations and slate of products. LLS prices and a 6-3-2-1 ratio of products (6 barrels of LLS crude oil producing 3 barrels of unleaded regular gasoline, 2 barrels of ultra-low sulfur diesel and 1 barrel of three percent residual fuel oil) are used for these crack-spread calculations.
The price of refined products has historically been set by reference to international Brent crude oil prices. In recent years, due to the growth in U.S. crude oil production, logistical constraints and other market factors the spread between Brent and LLS widened, which favorably impacted the LLS 6-3-2-1 crack spread. Recently, the Brent to LLS spread has narrowed significantly. To the extent there is a change in existing U.S. energy policy regarding crude oil exports, the spread between Brent and LLS could remain narrow. If this were to occur, it could reduce the LLS 6-3-2-1 crack spread.
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
Historically, WTI has traded at prices similar to LLS. During 2011 and continuing through the first half of 2013, WTI traded at prices significantly less than LLS, which favorably impacted our Refining & Marketing gross margin. Logistical constraints in the U.S. mid-continent markets and other market factors acted to keep the price of WTI from rising with the prices of crude oil produced in other regions. However, due to a variety of domestic and international market conditions including the growth in pipeline capacity from Cushing, Oklahoma to the Gulf Coast region, the differential between WTI and LLS significantly narrowed during the second half of 2013 with a further narrowing broadly continuing through the first nine months of 2014.
Future crude oil differentials will be dependent on a variety of market and economic factors, as well as U. S. energy policy.
The following table provides sensitivities showing the estimated change in annual net income due to potential changes in market conditions.

(In millions, after-tax)
LLS 6-3-2-1 crack spread sensitivity(a) (per $1.00/barrel change)	$450
Sweet/sour differential sensitivity(b) (per $1.00/barrel change)	200
LLS-WTI differential sensitivity(c) (per $1.00/barrel change)	85
Natural gas price sensitivity (per $1.00/million British thermal unit change)	125

(a)	Weighted 38 percent Chicago and 62 percent USGC LLS 6-3-2-1 crack spreads and assumes all other differentials and pricing relationships remain unchanged.

(b)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

(c)	Assumes 20 percent of crude oil throughput volumes are WTI-based domestic crude oil.

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
Refining & Marketing segment income from operations is also affected by changes in refinery direct operating costs, which include turnaround and major maintenance, depreciation and amortization and other manufacturing expenses. Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. We had significant planned turnaround and major maintenance activities at our Catlettsburg, Kentucky; Galveston Bay, Texas; Garyville, Louisiana and Robinson, Illinois refineries during the first nine months of 2014 compared to activities at our Catlettsburg, Garyville and Galveston Bay refineries during the first nine months of 2013.
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
The gross margin on merchandise sold at convenience stores historically has been less volatile and has contributed substantially to Speedway's gross margin. Approximately two-thirds of Speedway’s gross margin was derived from merchandise sales in the third quarter and first nine months of 2014. Speedway's convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items.
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

Results of Operations
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2014	2013	Variance	2014	2013	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$25,438	$26,256	$(818)	$75,567	$75,263	$304
Income from equity method investments	29	9	20	121	16	105
Net gain on disposal of assets	2	1	1	14	3	11
Other income	12	8	4	57	40	17
Total revenues and other income	25,481	26,274	(793)	75,759	75,322	437
Costs and expenses:
Cost of revenues (excludes items below)	21,935	23,553	(1,618)	65,571	65,907	(336)
Purchases from related parties	112	103	9	401	254	147
Consumer excise taxes	1,622	1,631	(9)	4,736	4,685	51
Depreciation and amortization	322	299	23	967	888	79
Selling, general and administrative expenses	342	305	37	1,004	912	92
Other taxes	86	82	4	288	259	29
Total costs and expenses	24,419	25,973	(1,554)	72,967	72,905	62
Income from operations	1,062	301	761	2,792	2,417	375
Net interest and other financial income (costs)	(50)	(47)	(3)	(144)	(140)	(4)
Income before income taxes	1,012	254	758	2,648	2,277	371
Provision for income taxes	333	81	252	898	775	123
Net income	679	173	506	1,750	1,502	248
Less net income attributable to noncontrolling interests	7	5	2	24	16	8
Net income attributable to MPC	$672	$168	$504	$1,726	$1,486	$240
Net income attributable to MPC increased $504 million in the third quarter and $240 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to our Refining & Marketing segment income from operations, which increased $744 million in the third quarter and $358 million in the first nine months of 2014. The increases in Refining & Marketing segment income from operations were primarily due to more favorable net product price realizations and higher USGC and Chicago crack spreads, partially offset by increases in refinery direct operating costs in both periods of 2014 and narrower LLS-WTI and sweet/sour differentials in the first nine months of 2014.
Sales and other operating revenues (including consumer excise taxes) decreased $818 million in the third quarter and increased $304 million in the first nine months of 2014 compared to the same periods of 2013. The decrease in the third quarter was primarily due to lower refined product and crude oil sales prices and a decrease in refined product sales volumes. The increase in the first nine months was primarily due to an increase in refined product sales volumes, partially offset by lower refined product sales prices.
Income from equity method investments increased $20 million in the third quarter and $105 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to increases in income from our ethanol affiliates of $10 million and $70 million, respectively, and increases in income from our pipeline affiliates of $12 million and $36 million, respectively. The increases in income from our ethanol affiliates includes the affects of our acquisition of interests in TAAE, TACE and TAEI in August 2013. The higher income from our pipeline affiliates is primarily due to increases from LOOP and Explorer, which is now accounted for as an equity method investment following our acquisition of an increased ownership interest in this pipeline company.

Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through the first nine months of 2014. At September 30, 2014, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If current business conditions remain unchanged and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of September 30, 2014, our equity investment in Centennial was $35 million and we had a $39 million guarantee associated with 50 percent of Centennial's outstanding debt. See Note 22 to the unaudited consolidated financial statements for additional information on the debt guarantee.
Net gain on disposal of assets increased $11 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to the sale of two terminals.
Other income increased $17 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to higher gains on sales of excess Renewable Identification Numbers (“RINs”) of $33 million, partially offset by an $11 million impairment in 2014 of an investment in a company accounted for using the cost method.
Cost of revenues decreased $1.62 billion in the third quarter and $336 million in the first nine months of 2014 compared to the same periods of 2013. The decreases were primarily due to:

•
decreases in refined product cost of sales of $1.68 billion for the third quarter and $1.29 billion for the first nine months, primarily due to a decrease in raw material costs, partially offset in the first nine months by an increase in refined product sales volumes; and

•
increases in refinery direct operating costs, including costs associated with significant planned turnaround activity, of $152 million, or $0.87 per barrel of total refinery throughput, for the third quarter and $923 million, or $1.95 per barrel of total refinery throughput, for the first nine months.

Purchases from related parties increased $9 million in the third quarter and $147 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to:

•
acquisitions of ownership interests in TAAE in August 2013 and Explorer in March 2014, resulting in purchases from these companies totaling $29 million and $93 million in the third quarter and first nine months of 2014, respectively, being reported as purchases from related parties while purchases from these companies prior to these acquisitions were reported as cost of revenues;

•	an increase in purchases from LOOP of $45 million in the first nine months of 2014; and

•	an increase in purchases from TAME of $13 million in the first nine months;

•	partially offset by a decrease in purchases from TACE of $9 million in the third quarter.
Depreciation and amortization increased $23 million in the third quarter and $79 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to accelerated depreciation of equipment at two refineries, capital investments at our Galveston Bay refinery and the implementation of corporate-level information technology projects, partially offset in the first nine months of 2013 by an impairment of a light products terminal.
Selling, general and administrative expenses increased $37 million in the third quarter and $92 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to increases in contract services, employee compensation and benefit expenses and credit card processing fees. The increase in the first nine months included an increase in pension settlement expenses of $7 million resulting from the level of employee lump sum retirement distributions that occurred during that period.
Other taxes increased $4 million in the third quarter and $29 million in the first nine months of 2014 compared to the same periods of 2013. The increase in the third quarter was primarily due to increases in property taxes of $11 million and environmental taxes of $10 million, partially offset by decreases in sales and use taxes of $10 million and other tax expenses. The increase in the first nine months was primarily due to increases in payroll taxes of $16 million, property taxes of $12 million and environmental taxes of $11 million, partially offset by decreases in other tax expenses.
Provision for income taxes increased $252 million in the third quarter and $123 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to changes in income before income taxes, which increased $758 million in the third quarter and $371 million in the first nine months. The effective tax rates for the third quarter and first nine months of both 2014 and 2013 are slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.

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
Segment Results
Revenues, including intersegment sales, are summarized by segment in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Refining & Marketing	$23,968	$24,920	$71,518	$71,317
Speedway	3,856	3,756	11,224	10,967
Pipeline Transportation	152	137	448	400
Segment revenues	$27,976	$28,813	$83,190	$82,684
Items included in both revenues and costs:
Consumer excise taxes	$1,622	$1,631	$4,736	$4,685
Refining & Marketing segment revenues decreased $952 million in the third quarter and increased $201 million in the first nine months of 2014 compared to the same periods of 2013. The decrease in the third quarter was primarily due to decreases in refined product sales prices and volumes and crude oil sales prices. The increase in the first nine months was primarily due to an increase in refined product sales volumes, partially offset by lower refined product sales prices. The table below shows our Refining & Marketing segment refined product sales volumes, sales destined for export and average sales prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day)(a)	2,140	2,148	2,079	2,052
Refined product sales destined for export (thousands of barrels per day)	299	246	273	192
Average refined product sales prices (dollars per gallon)	$2.80	$2.89	$2.89	$2.92

(a)	Includes intersegment sales and sales destined for export.
The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per gallon)	2014	2013	2014	2013
Chicago spot unleaded regular gasoline	$2.68	$2.84	$2.75	$2.86
Chicago spot ultra-low sulfur diesel	2.82	3.02	2.92	3.04
USGC spot unleaded regular gasoline	2.65	2.78	2.70	2.76
USGC spot ultra-low sulfur diesel	2.79	3.01	2.88	2.98

Refining & Marketing intersegment sales to our Speedway segment decreased $39 million in the third quarter and increased $151 million in the first nine months of 2014 compared to the same periods of 2013. The decrease in the third quarter was primarily due to lower refined product sales prices, partially offset by an increase in intersegment refined product sales volumes. The increase in the first nine months was primarily due to an increase in intersegment refined product sales volumes, partially offset by lower refined product sales prices. The table below shows our Refining & Marketing intersegment sales to our Speedway segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$2,400	$2,439	$7,223	$7,072
Refined product sales volumes (millions of gallons)	789	774	2,285	2,207
Average refined product sales prices (dollars per gallon)	$3.03	$3.14	$3.15	$3.19
Speedway segment revenues increased $100 million in the third quarter and $257 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to increases in gasoline and distillate sales of $93 million and $205 million, respectively, and increases in merchandise sales of $27 million and $62 million, respectively. The increases in gasoline and distillate sales were primarily due to volume increases of 39 million gallons and 92 million gallons, respectively, primarily due to an increase in the number of convenience stores, partially offset by decreases in gasoline and distillate selling prices of $0.05 per gallon. The increases in merchandise sales were primarily due to an increase in the number of convenience stores and higher same store sales.
The following table includes certain revenue statistics for the Speedway segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Convenience stores at period-end(a)	2,744	1,471
Gasoline & distillate sales (millions of gallons)	842	803	2,421	2,329
Average gasoline & distillate sales prices (dollars per gallon)	$3.42	$3.47	$3.49	$3.54
Merchandise sales (in millions)	$870	$843	$2,422	$2,360
Same store gasoline sales volume (period over period)	(0.8%)	1.0%	(1.0%)	0.6%
Same store merchandise sales (period over period)(b)	4.8%	5.6%	4.8%	3.8%

(a)
Includes 1,245 stores acquired on September 30, 2014 through the acquisition of Hess' Retail Operations and Related Assets. Segment results for the period prior to the acquisition do not include results from these operations.

(b)	Excludes cigarettes.
Pipeline Transportation segment revenue increased $15 million in the third quarter and $48 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to increases in revenue related to volume deficiency credits and higher average tariffs received on crude oil and refined products shipped, partially offset by lower crude oil and refined products pipeline throughput volumes. Crude oil pipeline throughput volumes decreased 52 mbpd in the third quarter and 78 mbpd in the first nine months of 2014 compared to the same periods of 2013 and refined products pipeline throughput volumes decreased 74 mbpd and 87 mbpd, respectively.
The following table includes throughput volumes for the Pipeline Transportation segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pipeline Throughputs (thousands of barrels per day):(a)
Crude oil pipelines	1,265	1,317	1,230	1,308
Refined products pipelines	839	913	843	930
Total	2,104	2,230	2,073	2,238

(a)	On owned common-carrier pipelines, excluding equity method investments.

Income before income taxes and income from operations by segment are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Income from Operations by segment
Refining & Marketing	$971	$227	$2,593	$2,235
Speedway	119	102	271	292
Pipeline Transportation(a)	69	54	222	163
Items not allocated to segments:
Corporate and other unallocated items(a)	(76)	(59)	(204)	(190)
Pension settlement expenses	(21)	(23)	(90)	(83)
Income from operations	1,062	301	2,792	2,417
Net interest and other financial income (costs)	(50)	(47)	(144)	(140)
Income before income taxes	$1,012	$254	$2,648	$2,277

(a)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.
Refining & Marketing segment income from operations increased $744 million in the third quarter and $358 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to more favorable net product price realizations and higher USGC and Chicago crack spreads, partially offset by increases in refinery direct operating costs in both periods of 2014 and narrower LLS-WTI and sweet/sour differentials in the first nine months of 2014.
The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per barrel)	2014	2013	2014	2013
Chicago LLS 6-3-2-1(a)(b)	$9.43	$7.34	$10.05	$8.75
USGC LLS 6-3-2-1(a)	8.26	6.02	8.35	5.96
Blended 6-3-2-1(a)(c)	8.70	6.52	9.00	7.02
LLS	101.05	109.97	103.61	109.46
WTI	97.25	105.81	99.62	98.20
LLS—WTI crude oil differential(a)	3.80	4.16	3.99	11.26
Sweet/Sour crude oil differential(a)(d)	6.59	6.55	7.05	8.23

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 38 percent/62 percent based on our refining capacity by region.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Based on the market indicators above and our refinery throughputs, we estimate the following impacts on Refining & Marketing segment income from operations for the third quarter and first nine months of 2014 compared to the same periods of 2013:

•
The Chicago LLS 6-3-2-1 crack spread increased $2.09 per barrel in the third quarter and $1.30 per barrel in the first nine months, which had positive impacts on segment income of $138 million and $226 million, respectively.

•
The USGC LLS 6-3-2-1 crack spread increased $2.24 per barrel in the third quarter and $2.39 per barrel in the first nine months, which had positive impacts on segment income of $241 million and $705 million, respectively.

•
The LLS-WTI crude oil differential narrowed $0.36 per barrel in the third quarter and $7.27 per barrel in the first nine months, which had negative impacts on segment income of $40 million and $759 million, respectively.

•
The sweet/sour crude oil differential widened $0.04 per barrel in the third quarter and narrowed $1.18 per barrel in the first nine months, which had a positive impact on segment income of $8 million for the third quarter and a negative impact on segment income of $298 million for the first nine months.

The above market indicators use spot market values and an estimated mix of crude purchases and products sold. Differences in our results compared to these market indicators, including product price realizations, mix and crude costs as well as other items like refinery yields and other feedstock variances, had estimated positive impacts on Refining & Marketing segment income of $548 million for the third quarter and $1.39 billion for the first nine months of 2014 compared to the same periods of 2013. We believe the more favorable net product price realizations as compared to spot market values comprised a significant portion of the increases in segment income for both the third quarter and the first nine months.
The following table summarizes our refinery throughputs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,720	1,682	1,616	1,603
Other charge and blendstocks	160	195	172	202
Total	1,880	1,877	1,788	1,805
Sour crude oil throughput percent	52	53	52	53
WTI-priced crude oil throughput percent	16	21	18	22
Crude oil throughputs increased 38 mbpd in the third quarter and 13 mbpd in the first nine months of 2014 compared to the same periods of 2013, primarily attributable to the Galveston Bay refinery, partially offset by lower crude oil throughput at the Robinson refinery. Other charge and blendstocks throughputs decreased 35 mbpd in the third quarter and 30 mbpd in the first nine months of 2014 compared to the same periods of 2013 primarily attributable to the Garyville and Robinson refineries for both periods of 2014 and the Galveston Bay refinery for the third quarter of 2014. The decrease in the first nine months of 2014 was partially offset by higher other charge and blendstocks throughput at the Galveston Bay refinery.
The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Refining & Marketing gross margin (dollars per barrel)(a)	$14.55	$9.25	$15.02	$12.42
Refinery direct operating costs (dollars per barrel):(b)
Planned turnaround and major maintenance	$1.52	$0.96	$1.82	$0.94
Depreciation and amortization	1.35	1.27	1.43	1.32
Other manufacturing(c)	4.33	4.10	4.96	4.00
Total	$7.20	$6.33	$8.21	$6.26

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)	Per barrel of total refinery throughputs.

(c)	Includes utilities, labor, routine maintenance and other operating costs.
Refinery direct operating costs increased $152 million, or $0.87 per barrel, in the third quarter and $923 million, or $1.95 per barrel, in the first nine months of 2014 compared to the same periods of 2013, which include increases in planned turnaround and major maintenance costs of $0.56 per barrel and $0.88 per barrel, respectively, and increases in other manufacturing costs of $0.23 per barrel and $0.96 per barrel, respectively. The increases in planned turnaround and major maintenance costs were primarily attributable to the Catlettsburg and Galveston Bay refineries for the third quarter and the Galveston Bay and Robinson refineries for the first nine months. The increases in other manufacturing costs were primarily attributable to higher energy costs for both periods and higher catalyst expenses and routine maintenance costs for the first nine months.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with purchased RINs decreased to $28 million in the third quarter and $121 million in the first nine months of 2014 from $78 million in the third quarter and $185 million in the first nine months of 2013. The decreases were primarily due to decreases in the average cost of ethanol and biomass-based biodiesel RINs and decreases in our estimated advanced biofuel and ethanol obligation volumes.

Speedway segment income from operations increased $17 million in the third quarter and decreased $21 million in the first nine months of 2014 compared to the same periods of 2013. The increase in segment income for the third quarter was primarily due to an increase in our gasoline and distillate gross margin of $22 million, or $0.0192 per gallon, and an increase in our merchandise gross margin of $11 million, partially offset by higher operating expenses. The decrease in segment income for the first nine months was primarily due to higher operating expenses and a decrease in our gasoline and distillate gross margin of $18 million, or $0.0132 per gallon, partially offset by an increase in our merchandise gross margin of $31 million. Operating expenses were higher primarily due to an increase in the number of stores. The increases in merchandise gross margin were primarily due to a combination of higher merchandise and food sales and improved margins.
The following table includes margin statistics for the Speedway segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gasoline & distillate gross margin (dollars per gallon)(a)	$0.1596	$0.1404	$0.1351	$0.1483
Merchandise gross margin (in millions)	$235	$224	$651	$620
Merchandise gross margin percent	27.0%	26.5%	26.9%	26.3%

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.
Pipeline Transportation segment income from operations increased $15 million in the third quarter and $59 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to higher pipeline transportation revenue and increases in income from our pipeline affiliates, which for the first nine months was primarily attributable to our investment in LOOP, partially offset by increases in operating expenses primarily attributable to the proposed Cornerstone pipeline project for both periods of 2014 and pipeline maintenance costs in the third quarter of 2014.
Corporate and other unallocated items increased $17 million in the third quarter and $14 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to costs incurred in connection with the acquisition of Hess' Retail Operations and Related Assets.
Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $1.85 billion at September 30, 2014 compared to $2.29 billion at December 31, 2013. Net cash provided by (used in) operating activities, investing activities and financing activities for the first nine months of 2014 and 2013 are presented in the following table.

	Nine Months Ended September 30,
(In millions)	2014	2013
Net cash provided by (used in):
Operating activities	$2,722	$2,050
Investing activities(a)	(4,024)	(2,251)
Financing activities	864	(2,641)
Total	$(438)	$(2,842)

(a)
The nine months ended September 30, 2014 includes the acquisition of Hess' Retail Operations and Related Assets. The nine months ended September 30, 2013 includes the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4 to the unaudited consolidated financial statements.

Net cash provided by operating activities increased $672 million in the first nine months of 2014 compared to the first nine months of 2013 primarily due to favorable changes in working capital of $306 million and an increase in net income of $248 million. Changes in working capital were a net $24 million use of cash in the first nine months of 2014 compared to a net $330 million use of cash in the first nine months of 2013. The net $24 million use of cash in the first nine months of 2014 was primarily due to an increase in inventories, partially offset by a decrease in current receivables and an increase in accounts payable. Changes from December 31, 2013 to September 30, 2014 per the consolidated balance sheets, excluding the impact of acquisitions, were as follows:

•	Inventories increased $731 million from year-end 2013, primarily due to increases in crude oil and refined product inventory volumes.

•	Current receivables decreased $424 million from year-end 2013, primarily due to lower outstanding refined product and crude oil receivable volumes.

•	Accounts payable increased $415 million from year-end 2013, primarily due to higher crude oil payable volumes.
The net $330 million use of cash in the first nine months of 2013 was primarily due to increases in crude oil and refined product inventory volumes and current receivables, partially offset by an increase in accounts payable. Changes from December 31, 2012 to September 30, 2013 per the consolidated balance sheets were as follows:

•
Inventories, excluding the impact of the acquisition of the Galveston Bay Refinery and Related Assets, increased $1.33 billion from year-end 2012, primarily due to increases in crude oil and refined product inventory volumes.

•
Current receivables increased $983 million from year-end 2012, primarily due to higher refined product receivable volumes attributable to an increase in refined product sales volumes, and an increase in income taxes receivable associated with federal income taxes.

•
Accounts payable increased $2.18 billion from year-end 2012, primarily due to higher crude oil payable volumes related to the requirements of the Galveston Bay refinery acquired in February 2013 and higher crude oil prices at the end of the third quarter of 2013 compared to year-end 2012.

Net cash used in investing activities in the first nine months of 2014 was $1.77 billion higher than the first nine months of 2013, primarily due to the acquisition of Hess' Retail Operations and Related Assets and higher capital expenditures in our Refining & Marketing segment in the first nine months of 2014, partially offset by the Galveston Bay Refinery and Related Assets acquisition in February 2013.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(In millions)	2014	2013
Additions to property, plant and equipment per consolidated statements of cash flows	$952	$733
Non-cash additions to property, plant and equipment	4	—
Acquisitions(a)	2,714	1,386
Asset retirement expenditures	1	—
Increase in capital accruals	—	63
Total capital expenditures	3,671	2,182
Investments in equity method investees	341	86
Total capital expenditures and investments	$4,012	$2,268

(a)
The 2014 acquisition includes the acquisition of Hess' Retail Operations and Related Assets. The 2013 acquisition includes the acquisition of the Galveston Bay Refinery and Related Assets. The acquisition numbers above include property, plant and equipment and intangibles.

Capital expenditures and investments are summarized by segment below.

	Nine Months Ended September 30,
(In millions)	2014	2013
Refining & Marketing(a)(b)	$731	$1,797
Speedway(b)	2,783	177
Pipeline Transportation(a)	418	173
Corporate and Other(c)	80	121
Total	$4,012	$2,268

(a)	The nine months ended September 30, 2013 includes the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4 to the unaudited consolidated financial statements.

(b)	The nine months ended September 30, 2014 includes the acquisition of Hess' Retail Operations and Related Assets. See Note 4 to the unaudited consolidated financial statements.

(c)	Includes capitalized interest of $20 million and $15 million for the nine months ended September 30, 2014 and 2013, respectively.
The acquisition of Hess' Retail Operations and Related Assets comprised 67 percent of our total capital spending in the first nine months of 2014. The acquisition of the Galveston Bay Refinery and Related Assets comprised 60 percent of our total capital spending in the first nine months of 2013.

Net cash used in investments in affiliates increased $301 million for the first nine months of 2014 compared to the first nine months of 2013, primarily due to our contributions to North Dakota Pipeline of $149 million to fund the Sandpiper pipeline project, our contributions to Illinois Extension Pipeline of $97 million to fund the SAX pipeline project and our acquisition of an additional seven percent interest in Explorer for $77 million in the first nine months of 2014, partially offset by our acquisition of interests in TAAE, TACE and TAEI for $75 million in the first nine months of 2013.
Net cash provided by all other investing activities was $78 million for the first nine months of 2014 compared to $22 million for the first nine months of 2013, which consists primarily of sales of excess RINs of $74 million and $22 million, respectively.
Financing activities were a net $864 million source of cash in the first nine months of 2014 compared to a net $2.64 billion use of cash in the first nine months of 2013. The sources of cash for the first nine months of 2014 consisted of long-term debt borrowings. The uses of cash for both periods were primarily for common stock repurchases under our share repurchase plans and dividend payments. The first nine months of 2014 includes payment for the first period's contingent earnout for the Galveston Bay Refinery and Related Assets.
Long-term debt borrowings and repayments were a net $2.87 billion source of cash in the first nine months of 2014 compared to a $16 million use of cash in the first nine months of 2013. During the first nine months of 2014, we issued $1.95 billion in aggregate principal amount of senior unsecured notes and borrowed $700 million under a term loan credit agreement to finance the acquisition of Hess' Retail Operations and Related Assets. In addition, MPLX borrowed $270 million under its revolving credit agreement to fund the acquisition of an additional interest in Pipe Line Holdings and subsequently repaid $15 million.
Cash used in common stock repurchases decreased $892 million in the first nine months of 2014 compared to the first nine months of 2013. The table below summarizes our total share repurchases. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.

	Nine Months Ended September 30,
(In millions, except per share data)	2014	2013
Number of shares repurchased(a)	17	31
Cash paid for shares repurchased	$1,449	$2,341
Effective average cost per delivered share	$87.25	$76.01

(a)	The nine months ended September 30, 2013 includes one million shares received under the November 2012 accelerated share repurchase program, which were paid for in 2012.
Cash used in dividend payments increased $28 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to increases in our dividend payments totaling $0.22 per common share, from $1.12 per share to $1.34 per share, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources
Our liquidity totaled $5.65 billion at September 30, 2014 consisting of:

	September 30, 2014
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Revolving credit agreement(a)	$2,500	$—	$2,500
Trade receivables securitization facility	1,300	—	1,300
Total	$3,800	$—	$3,800
Cash and cash equivalents			1,854
Total liquidity			$5,654

(a)	Excludes MPLX’s $500 million revolving credit agreement, which had $245 million available as of September 30, 2014.
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
On August 26, 2014, we entered into a $700 million five-year senior unsecured term loan credit agreement (the “Term Loan Agreement”) with a syndicate of lenders to fund a portion of the purchase price of Hess' Retail Operations and Related Assets. The Term Loan Agreement matures on September 24, 2019 and may be prepaid at any time without premium or penalty. We are obligated to pay certain customary fees under the Term Loan Agreement, including an annual administrative fee.
Amounts outstanding under the Term Loan Agreement bear interest at either of the following rates at our election (i) the sum of the Adjusted LIBO Rate (as defined in the Term Loan Agreement), plus a margin ranging between 0.875 percent to 1.75 percent, depending on our credit ratings, or (ii) the sum of the Base Rate (as defined in the Term Loan Agreement), plus a margin ranging between zero percent to 0.75 percent, depending on our credit ratings. The interest rate during the quarter ended September 30, 2014 was 1.3 percent.
On September 5, 2014, we completed a public offering of $1.95 billion in aggregate principal amount of senior unsecured notes (the "Senior Notes"), consisting of $750 million aggregate principal amount of our Senior Notes due 2024, $800 million aggregate principal amount of our Senior Notes due 2044 and $400 million aggregate principal amount of our Senior Notes due 2054. The net proceeds from the offering of the Senior Notes were approximately $1.915 billion, after deducting underwriting discounts and estimated offering expenses. The proceeds were used to fund a portion of the purchase price of Hess' Retail Operations and Related Assets. Interest on each series of Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015.
The Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.
The Term Loan Agreement, our revolving credit agreement (the “MPC Credit Agreement”) and the MPLX Credit Agreement contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the Term Loan Agreement and the MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the Term Loan Agreement and the MPC Credit Agreement) of no greater than 0.65 to 1.00. As of September 30, 2014, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.32 to 1.00, as well as the other covenants contained in the Term Loan Agreement and the MPC Credit Agreement.
The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). As of September 30, 2014, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 1.7 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.

Our intention is to maintain an investment grade credit profile. As of September 30, 2014, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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
Neither the Term Loan Agreement, the MPC Credit Agreement, the MPLX Credit Agreement nor our trade receivables securitization facility contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt ratings would increase the applicable interest rates, yields and other fees payable under the Term Loan Agreement, the MPC Credit Agreement and our trade receivables securitization facility. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables securitization facility, impact our ability to purchase crude oil on an unsecured basis and could result in us having to post letters of credit under existing transportation services agreements.
Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 36 percent at September 30, 2014 and 23 percent at December 31, 2013.

(In millions)	September 30, 2014	December 31, 2013
Long-term debt due within one year	$26	$23
Long-term debt	6,238	3,373
Total debt	$6,264	$3,396
Calculation of debt-to-total-capital ratio:
Total debt	$6,264	$3,396
Total equity	11,266	11,332
Total capital	$17,530	$14,728
Debt-to-total-capital ratio	36%	23%
Capital Requirements
We have a capital and investment budget for 2014 of $2.43 billion, excluding capitalized interest and the acquisition of Hess' Retail Operations and Related Assets. The budget includes spending on refining, retail marketing, transportation, logistics and brand marketing projects as well as amounts designated for corporate activities. During the nine months ended September 30, 2014, our capital expenditures and investments were $1.31 billion, excluding capitalized interest and the $2.68 billion for the acquisition of Hess' Retail Operations and Related Assets. Other than the acquisition of Hess' Retail Operations and Related Assets, there have been no material changes to our 2014 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2013 was filed. We continuously evaluate our capital budget and make changes as conditions warrant.
Pursuant to the purchase and sale agreement for the Galveston Bay Refinery and Related Assets, we may be required to pay the seller a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. In July 2014, we paid $180 million for the first period's contingent earnout. See Notes 4 and 15 to the unaudited consolidated financial statements.
As of September 30, 2014, MPLX had $255 million in borrowings outstanding under its revolving credit agreement.
During the nine months ended September 30, 2014, we made contributions of $16 million to our funded pension plans. While we have no required contributions, we may make additional contributions to our funded pension plans in 2014 depending on the anticipated funding status and plan asset performance.

On October 29, 2014, our board of directors approved a $0.50 per share dividend, payable December 10, 2014 to stockholders of record at the close of business on November 19, 2014.
On July 30, 2014, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2016. During the first nine months of 2014, we paid $1.45 billion to acquire 17 million common shares through open market share repurchases. The effective average cost was $87.25 per delivered share. At September 30, 2014, we also had agreements to repurchase additional common shares for $9 million, which were settled in early October 2014. As of September 30, 2014, we had $2.41 billion of remaining repurchase authorization. See Note 8 to the unaudited consolidated financial statements.
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
Contractual Cash Obligations
As of September 30, 2014, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first nine months of 2014:

•	our committed payments on long-term debt, including interest, increased $4.90 billion in connection with the acquisition of Hess' Retail Operations and Related Assets;

•	we assumed operating lease commitments totaling $423 million in connection with the acquisition of Hess' Retail Operations and Related Assets;

•	the MPLX Credit Agreement committed payments increased $264 million due to outstanding borrowings on the MPLX Credit Agreement, including interest and fees; and

•	we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.'s SAX pipeline, which increased our committed payments by $208 million.
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
There have been no other significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2014.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2014.
Accounting Standards Not Yet Adopted
In August 2014, the FASB issued an accounting standards update requiring management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Management will be required to assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management's plans will be able to alleviate the substantial doubt. The accounting standards update will be effective for the first annual period ending after December 15, 2016 and for annual periods and interim periods thereafter with early application permitted.

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
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2014 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of September 30, 2014
Crude	$(128)	$(318)	$133	$331
Refined products	(14)	(35)	14	35
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2014 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt as of September 30, 2014 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of September 30, 2014(b)	Change in Fair Value		Change in Net Income for the Nine Months Ended September 30, 2014
Long-term debt(a)
Fixed-rate	$5,269	$574	(c)	n/a
Variable-rate	955	n/a		2	(d)

(a)	Excludes capital leases.

(b)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(c)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2014.

(d)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2014.
At September 30, 2014, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the Term Loan Agreement and the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the Term Loan Agreement and the MPLX Credit Agreement, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2014, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Income from Operations by segment
Refining & Marketing	$971	$227	$2,593	$2,235
Speedway	119	102	271	292
Pipeline Transportation(a)	69	54	222	163
Items not allocated to segments:
Corporate and other unallocated items(a)	(76)	(59)	(204)	(190)
Pension settlement expenses	(21)	(23)	(90)	(83)
Income from operations	$1,062	$301	$2,792	$2,417
Capital Expenditures and Investments(b)(c)
Refining & Marketing	$318	$243	$731	$1,797
Speedway	2,707	65	2,783	177
Pipeline Transportation	224	42	418	173
Corporate and Other(d)	29	61	80	121
Total	$3,278	$411	$4,012	$2,268

(a)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(c)
The three and nine months ended September 30, 2014 includes $2.68 billion for the acquisition of Hess' Retail Operations and Related Assets. The nine months ended September 30, 2013 includes $1.36 billion for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 4 to the unaudited consolidated financial statements.

(d)
Includes capitalized interest of $7 million for both the three months ended September 30, 2014 and 2013, and $20 million and $15 million for the nine months ended September 30, 2014 and 2013, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)(b)	2,155	2,155	2,092	2,063
Refining & Marketing Operating Statistics(b)
Refining & Marketing refined product sales volume (thousands of barrels per day)(c)	2,140	2,148	2,079	2,052
Refining & Marketing gross margin (dollars per barrel)(d)	$14.55	$9.25	$15.02	$12.42
Crude oil capacity utilization percent(e)	100	99	94	97
Refinery throughputs (thousands of barrels per day):(f)
Crude oil refined	1,720	1,682	1,616	1,603
Other charge and blendstocks	160	195	172	202
Total	1,880	1,877	1,788	1,805
Sour crude oil throughput percent	52	53	52	53
WTI-priced crude oil throughput percent	16	21	18	22
Refined product yields (thousands of barrels per day):(f)
Gasoline	864	938	851	917
Distillates	598	578	574	570
Propane	36	39	36	37
Feedstocks and special products	330	259	280	227
Heavy fuel oil	24	31	27	31
Asphalt	63	70	52	57
Total	1,915	1,915	1,820	1,839
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.52	$0.96	$1.82	$0.94
Depreciation and amortization	1.35	1.27	1.43	1.32
Other manufacturing(h)	4.33	4.10	4.96	4.00
Total	$7.20	$6.33	$8.21	$6.26
Refining & Marketing Operating Statistics By Region - Gulf Coast(b)
Refinery throughputs (thousands of barrels per day):(i)
Crude oil refined	1,075	1,035	989	971
Other charge and blendstocks	155	175	174	181
Total	1,230	1,210	1,163	1,152
Sour crude oil throughput percent	66	64	64	65
WTI-priced crude oil throughput percent	1	7	2	8
Refined product yields (thousands of barrels per day):(i)
Gasoline	505	561	498	545
Distillates	389	370	366	363
Propane	25	24	24	23
Feedstocks and special products	310	241	275	214
Heavy fuel oil	8	21	13	20
Asphalt	19	23	13	14
Total	1,256	1,240	1,189	1,179
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.15	$0.86	$1.77	$0.77
Depreciation and amortization	1.10	1.01	1.16	1.04
Other manufacturing(h)	4.11	4.08	4.86	3.82
Total	$6.36	$5.95	$7.79	$5.63

Supplementary Statistics (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Refining & Marketing Operating Statistics By Region - Midwest
Refinery throughputs (thousands of barrels per day):(i)
Crude oil refined	645	647	627	632
Other charge and blendstocks	38	56	43	55
Total	683	703	670	687
Sour crude oil throughput percent	30	35	33	35
WTI-priced crude oil throughput percent	41	43	42	43
Refined product yields (thousands of barrels per day):(i)
Gasoline	359	377	353	373
Distillates	209	208	208	207
Propane	13	15	13	14
Feedstocks and special products	51	54	49	46
Heavy fuel oil	16	10	14	11
Asphalt	44	47	39	43
Total	692	711	676	694
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$2.10	$1.08	$1.78	$1.17
Depreciation and amortization	1.75	1.66	1.80	1.72
Other manufacturing(h)	4.51	3.91	4.82	4.10
Total	$8.36	$6.65	$8.40	$6.99
Speedway Operating Statistics
Convenience stores at period-end(j)	2,744	1,471
Gasoline and distillate sales (millions of gallons)	842	803	2,421	2,329
Gasoline and distillate gross margin (dollars per gallon)(k)	$0.1596	$0.1404	$0.1351	$0.1483
Merchandise sales (in millions)	$870	$843	$2,422	$2,360
Merchandise gross margin (in millions)	$235	$224	$651	$620
Merchandise gross margin percent	27.0%	26.5%	26.9%	26.3%
Same store gasoline sales volume (period over period)	(0.8%)	1.0%	(1.0%)	0.6%
Same store merchandise sales (period over period)(l)	4.8%	5.6%	4.8%	3.8%
Pipeline Transportation Operating Statistics
Pipeline throughputs (thousands of barrels per day):(m)
Crude oil pipelines	1,265	1,317	1,230	1,308
Refined products pipelines	839	913	843	930
Total	2,104	2,230	2,073	2,238

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.

(b)	Includes the impact of the Galveston Bay Refinery and Related Assets beginning on the February 1, 2013 acquisition date.

(c)	Includes intersegment sales.

(d)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)
Excludes inter-refinery volumes of 33 mbpd and 36 mbpd for the three months ended September 30, 2014 and 2013, respectively, and 45 mbpd and 34 mbpd for the nine months ended September 30, 2014 and 2013, respectively.

(g)	Per barrel of total refinery throughputs.

(h)	Includes utilities, labor, routine maintenance and other operating costs.

(i)	Includes inter-refinery transfer volumes.

(j)
Includes 1,245 stores acquired on September 30, 2014 through the acquisition of Hess' Retail Operations and Related Assets. Segment results for the period prior to the acquisition do not include results from these operations.

(k)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(l)	Excludes cigarettes.

(m)	On owned common-carrier pipelines, excluding equity method investments.

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
Environmental Proceedings
As reported in our Annual Report on Form 10-K for the year ended December 31, 2013, we have been subject to a pending enforcement matter with the Illinois Environmental Protection Agency and the Illinois attorney general’s office since 2002 concerning self-reporting of possible emission exceedances and permitting issues related to storage tanks at the Robinson, Illinois refinery. As a result of these allegations, we tentatively agreed to pay a $150,000 civil penalty and undertake a supplemental environmental project involving the installation of ambient air monitors at the refinery. The consent order is not yet finalized, but the ultimate resolution of this matter will not have a material impact on our consolidated results of operations, financial position or cash flows.
We are involved in a number of other environmental proceedings arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. Other than as discussed below, there have been no material changes to the risks or uncertainties found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

An easing or lifting of the U.S. crude oil export ban could adversely affect crack spreads or crude oil price differentials and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Since the 1970s, the U.S. has restricted the ability of producers to export domestic crude oil. As total crude oil production has increased in the U.S. in recent years, primarily due to the increase in shale crude oil production, there have been increasing calls by crude oil producers and others for an easing or lifting of the crude oil export ban. If the export ban were to be significantly eased or lifted, the price of domestic crude oil would likely rise, potentially impacting crack spreads and price differentials between domestic and foreign crude oils. A deterioration of crack spreads or price differentials between domestic and foreign crude oils could have a material adverse effect on our business, financial condition, results or operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended September 30, 2014, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
07/01/2014-07/31/2014	1,147,903	$78.41	1,121,300	$2,620,803,663
08/01/2014-08/31/2014	819,981	$86.52	819,600	2,549,895,143
09/01/2014-09/30/2014	1,590,810	$89.20	1,590,700	2,408,008,738
Total	3,558,694	$85.10	3,531,600

(a)
The amounts in this column include 26,603, 381 and 110 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in July, August and September, respectively.

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

(c)
On July 30, 2014, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 31, 2016, resulting in $8.0 billion of total share repurchase authorizations since January 1, 2012. This authorization is in addition to the previous authorization, announced September 26, 2013, which had approximately $408 million remaining as of September 30, 2014.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1	Amendment No. 1, effective as of September 30, 2014, to the Purchase Agreement by and between Speedway LLC and Hess Corporation, dated as of May 21, 2014	8-K	2.2	10/6/2014	001-35054
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	10-Q	3.2	8/8/2012	001-35054
4.1	First Supplemental Indenture, dated as of September 5, 2014, by and between Marathon Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee					X
10.1
Term Loan Agreement, dated August 26, 2014, by and among Marathon Petroleum Corporation, as borrower, The Royal Bank of Scotland PLC, as administrative agent, each of RBS Securities Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd. Barclays Bank PLC, Citigroup Global Markets Inc., and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as syndication agent, each of Barclays Bank PLC, Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc., as documentation agents, and several other commercial lending institutions that are parties thereto
		8-K	10.1	8/29/2014	001-35054
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2014	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller