Form 10-K
period 2014-12-31
Marathon Petroleum Corp
filed 2015-02-27
CIK 1510295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Stock held by non-affiliates as of June 30, 2014 was approximately $22.2 billion. This amount is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2014. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.
There were 273,062,880 shares of Marathon Petroleum Corporation Common Stock outstanding as of February 13, 2015.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement relating to its 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Report.

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

Disclosures Regarding Forward-Looking Statements
This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “potential,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.
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
We have based our forward-looking statements on our current expectations, estimates and projections about our industry and our company. We caution that these statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	volatility or degradation in general economic, market, industry or business conditions;

•	an easing or lifting of the U.S. crude oil export ban;

•	availability and pricing of domestic and foreign supplies of crude oil and other feedstocks;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree on and to influence crude oil price and production controls;

•	availability and pricing of domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;

•	foreign imports of refined products;

•	refining industry overcapacity or under capacity;

•	changes in the cost or availability of third-party vessels, pipelines and other means of transportation for crude oil, feedstocks and refined products;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;

•	fluctuations in consumer demand for refined products, including seasonal fluctuations;

•
political and economic conditions in nations that consume refined products, including the United States, and in crude oil producing regions, including the Middle East, Africa, Canada and South America;

•	actions taken by our competitors, including pricing adjustments, expansion of retail activities, and the expansion and retirement of refining capacity in response to market conditions;

•	completion of pipeline projects within the U.S.;

•	changes in fuel and utility costs for our facilities;

•	failure to realize the benefits projected for capital projects, or cost overruns associated with such projects;

•	modifications to MPLX LP earnings and distribution growth objectives;

•	the ability to successfully implement growth opportunities;

•
the ability to successfully integrate the acquired Hess Corporation retail operations and achieve the strategic and other expected objectives relating to the acquisition including any expected synergies;

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

PART I

Item 1. Business
Overview
Marathon Petroleum Corporation (“MPC”) was incorporated in Delaware on November 9, 2009. We have 127 years of experience in the energy business with roots tracing back to the formation of the Ohio Oil Company in 1887. We are one of the largest independent petroleum product refining, marketing, retail and transportation businesses in the United States and the largest east of the Mississippi. Our operations consist of three reportable operating segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing—refines crude oil and other feedstocks at our seven refineries in the Gulf Coast and Midwest regions of the United States, purchases refined products and ethanol for resale and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, buyers on the spot market, our Speedway® business segment and to independent entrepreneurs who operate Marathon® retail outlets.

•	Speedway—sells transportation fuels and convenience products in the retail market in the Midwest, East Coast and Southeast.

•
Pipeline Transportation—transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes the aggregated operations of MPLX LP.

See Item 8. Financial Statements and Supplementary Data – Note 11 for operating segment and geographic financial information, which is incorporated herein by reference.
Corporate History and Structure
MPC was incorporated in 2009 in connection with an internal restructuring of Marathon Oil Corporation (“Marathon Oil”). On May 25, 2011, the Marathon Oil board of directors approved the spinoff of its Refining, Marketing & Transportation Business (“RM&T Business”) into an independent, publicly traded company, MPC, through the distribution of MPC common stock to the stockholders of Marathon Oil common stock on June 30, 2011 (the “Spinoff”). Following the Spinoff, Marathon Oil retained no ownership interest in MPC, and each company had separate public ownership, boards of directors and management. All subsidiaries and equity method investments not contributed by Marathon Oil to MPC remained with Marathon Oil and, together with Marathon Oil, are referred to as the “Marathon Oil Companies.” On July 1, 2011, our common stock began trading “regular-way” on the New York Stock Exchange (“NYSE”) under the ticker symbol “MPC.”
Recent Developments
On September 30, 2014, we acquired from Hess Corporation (“Hess”) all of its retail locations, transport operations and shipper history on various pipelines, including approximately 40 thousand barrels per day (“mbpd”) on Colonial Pipeline, for $2.82 billion. We refer to these assets as “Hess’ Retail Operations and Related Assets” and substantially all of these assets are part of our Speedway segment. This acquisition significantly expands our Speedway presence from nine to 22 states throughout the East Coast and Southeast and is aligned with our strategy to grow higher-valued, stable cash flow businesses. This acquisition also enables us to further leverage our integrated refining and transportation operations, providing an outlet for an incremental 200 mbpd of assured sales from our refining system. The transaction was funded with a combination of debt and available cash. Our financial results and operating statistics for the periods prior to the acquisition do not include amounts for Hess’ Retail Operations and Related Assets.
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.’s Southern Access Extension (“SAX”) pipeline, which will run from Flanagan, Ill. to Patoka, Ill. and is expected to be operational in late 2015. This option resulted from our agreement to be the anchor shipper on the SAX pipeline and our commitment to the Sandpiper pipeline project as discussed below. During 2014, we made contributions of $120 million to Illinois Extension Pipeline Company, LLC (“Illinois Extension Pipeline”) to fund our portion of the construction costs incurred-to-date on the SAX pipeline project.
On April 1, 2014, we purchased a facility in Cincinnati, Ohio from Felda Iffco Sdn Bhd, Malaysia for $40 million. The plant currently produces biodiesel, glycerin and other by-products. The capacity of the plant is approximately 60 million gallons per year.

In March 2014, we acquired from Chevron Raven Ridge Pipe Line Company an additional seven percent interest in Explorer Pipeline Company (“Explorer”) for $77 million, bringing our ownership interest to 25 percent. Explorer owns approximately 1,900 miles of refined products pipeline from Lake Charles, Louisiana to Hammond, Indiana.
In November 2013, we agreed with Enbridge Energy Partners L.P. (“Enbridge Energy Partners”) to serve as an anchor shipper for the Sandpiper pipeline, which will run from Beaver Lodge, North Dakota to Superior, Wisconsin. We also agreed to fund 37.5 percent of the construction of the Sandpiper pipeline project, which is currently estimated to cost $2.6 billion, of which approximately $1.0 billion is our share. We made contributions of $192 million during 2014 and have contributed $216 million since project inception. In exchange for our commitment to be an anchor shipper and our investment in the project, we will earn an approximate 27 percent equity interest in Enbridge Energy Partners’ North Dakota System when the Sandpiper pipeline is placed into service, which is expected to be in 2017. Enbridge Energy Partners’ North Dakota System currently includes approximately 240 miles of crude oil gathering pipelines connected to a transportation pipeline that is approximately 730 miles long. We will also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements.
On August 1, 2013, we acquired from Mitsui & Co. (U.S.A.), Inc. its interests in three ethanol companies for $75 million. Under the purchase agreement, we acquired an additional 24 percent interest in The Andersons Clymers Ethanol LLC (“TACE”), bringing our ownership interest to 60 percent; a 34 percent interest in The Andersons Ethanol Investment LLC (“TAEI”), which holds a 50 percent ownership in The Andersons Marathon Ethanol LLC (“TAME”), bringing our direct and indirect ownership interest in TAME to 67 percent; and a 40 percent interest in The Andersons Albion Ethanol LLC (“TAAE”), which owns an ethanol production facility in Albion, Michigan. On October 1, 2013, our ownership interest in TAAE increased to 43 percent as a result of TAAE acquiring one of the owner’s interest.
On February 1, 2013, we acquired from BP Products North America Inc. and BP Pipelines (North America) Inc. (collectively, “BP”) the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites, a 1,040 megawatt electric cogeneration facility and a 50 mbpd allocation of space on the Colonial Pipeline. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” We paid $1.49 billion for these assets, which included $935 million for inventory. Pursuant to the purchase and sale agreement, we may also be required to pay BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. In July 2014, we paid BP $180 million for the first period’s contingent earnout. These assets are part of our Refining & Marketing and Pipeline Transportation segments. Our financial results and operating statistics for the periods prior to the acquisition do not include amounts for the Galveston Bay Refinery and Related Assets.
See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on these acquisitions and investments. See Item 8. Financial Statements and Supplementary Data – Note 26 for information regarding our future contributions to the SAX pipeline project and the Sandpiper pipeline project.
MPLX LP
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
As of December 31, 2014, we owned a 71.5 percent interest in MPLX, including the two percent general partner interest, and we consolidate this entity for financial reporting purposes since we have a controlling financial interest.
MPLX’s initial assets consisted of a 51 percent general partner interest in MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States, and a 100 percent interest in a butane storage cavern in West Virginia. We originally retained a 49 percent limited partner interest in Pipe Line Holdings.
On May 1, 2013, we sold a five percent interest in Pipe Line Holdings to MPLX for $100 million, which was financed by MPLX with cash on hand.
On March 1, 2014, we sold MPLX a 13 percent interest in Pipe Line Holdings for $310 million. MPLX financed this transaction with $40 million of cash on-hand and $270 million of borrowings on its bank revolving credit agreement.

On October 30, 2014, we announced plans to substantially accelerate the growth of MPLX, which is expected to provide unitholders an average annual distribution growth rate percentage in the mid-20s over the next five years as we build meaningful scale more quickly. We believe this increased scale provides MPLX greater flexibility to fund organic projects and to pursue acquisition opportunities.
On December 1, 2014, we sold and contributed interests in Pipe Line Holdings totaling 30.5 percent to MPLX for $600 million in cash and 2.9 million MPLX common units valued at $200 million. MPLX financed the sales portion of this transaction with $600 million of borrowings on its bank revolving credit facility.
On December 8, 2014, MPLX completed a public offering of 3.5 million common units at a price to the public of $66.68 per common unit, with net proceeds of $221 million. MPLX used the net proceeds from this offering to repay borrowings under its bank revolving credit facility and for general partnership purposes. On December 10, 2014, we exercised our right to maintain our two percent general partner interest in MPLX by purchasing 130 thousand general partner units for $9 million.

On February 12, 2015, MPLX completed its initial underwritten public offering of $500 million aggregate principal amount of four percent unsecured senior notes due February 15, 2025 (the “Senior Notes”). The Senior Notes were offered at a price to the public of 99.64 percent of par. The net proceeds of this offering were used to repay the amounts outstanding under its bank revolving credit facility, as well as for general partnership purposes.
See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information on MPLX.
Our Competitive Strengths
High Quality Refining Assets
We believe we are the largest crude oil refiner in the Midwest and the fourth largest in the United States based on crude oil refining capacity. We own a seven-plant refinery network, with approximately 1.7 million barrels per calendar day (“mmbpcd”) of crude oil throughput capacity. Our refineries process a wide range of crude oils, including heavy and sour crude oils, which can generally be purchased at a discount to sweet crude oil, and produce transportation fuels such as gasoline and distillates, specialty chemicals and other refined products. While we have historically processed significant quantities of heavy and sour crude oils, our refineries have the ability to process up to 68 percent light sweet crude oils.
Strategic Location
The geographic locations of our refineries provide us with strategic advantages. Located in Petroleum Administration for Defense District (“PADD”) II and PADD III, which consist of states in the Midwest and the Gulf Coast regions of the United States, our refineries have the ability to procure crude oil from a variety of supply sources, including domestic, Canadian and other foreign sources, which provides us with flexibility to optimize crude supply costs. For example, geographic proximity to various United States shale oil regions and Canadian crude oil supply sources allows our refineries access to price-advantaged crude oils and lower transportation costs than certain of our competitors. Our refinery locations and midstream distribution system also allow us to access refined product export markets and to serve a broad range of key end-user markets across the United States quickly and cost-effectively.

*	As of December 31, 2014
Extensive Midstream Distribution Networks
Our assets give us extensive flexibility and optionality to respond promptly to dynamic market conditions, including weather-related and marketplace disruptions. We believe the relative scale of our transportation and distribution assets and operations distinguishes us from other refining and marketing companies. We currently own, lease or have ownership interests in approximately 8,300 miles of crude oil and products pipelines. Through our ownership interests in MPLX, we are one of the largest petroleum pipeline companies in the United States on the basis of total volume delivered. We also own one of the largest private domestic fleets of inland petroleum product barges and one of the largest terminal operations in the United States, as well as trucking and rail assets. We operate this system in coordination with our refining and marketing network, which enables us to optimize feedstock and other raw material supplies and refined product distribution, and further allows for important economies of scale across our system.

General Partner and Sponsor of MPLX
Our investment in MPLX should allow us to enhance our share price through our limited partner and general partner interests which tend to receive higher market multiples. MPLX also provides us an efficient vehicle to invest in organic projects and pursue acquisitions of midstream assets. MPLX’s significant liquidity and access to the capital markets should provide us a strong foundation to execute our strategy for growing our midstream logistics business. Our role as the general partner allows us to maintain strategic control of the assets so we can continue to optimize our refinery feedstock and distribution networks. We have an extensive portfolio of midstream assets that can potentially be sold and/or contributed to MPLX, providing MPLX with a competitive advantage. As of December 31, 2014, these assets included:

•	approximately 5,400 miles of crude oil and products pipelines that MPC owns, leases or has an ownership interest;

•	19 owned or leased inland towboats and 211 owned or leased inland barges;

•	63 owned and operated light product terminals with approximately 20 million barrels of storage capacity and 192 loading lanes;

•	18 owned and operated asphalt terminals with approximately 5 million barrels of storage capacity and 65 loading lanes;

•	one leased and two non-operated, partially-owned light product terminals;

•	2,210 owned or leased railcars;

•	59 million barrels of tank and cavern storage capacity at our refineries;

•	25 rail and 24 truck loading racks at our refineries;

•	seven owned and 11 non-owned docks at our refineries;

•	a condensate splitter at our Canton refinery; and

•	approximately 20 billion gallons of fuels distribution.
We continue to focus resources on growing this portfolio of midstream assets, including investments in the Sandpiper and SAX pipeline projects and a condensate splitter project at our Catlettsburg refinery. We broadly estimate these assets and growth projects can generate annual earnings before interest, tax, depreciation and amortization (“EBITDA”) of $1.6 billion. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on these pipeline investments.
Competitively Positioned Marketing Operations
We are one of the largest wholesale suppliers of gasoline and distillates to resellers within our market area. We have two strong retail brands: Speedway® and Marathon®. We believe that Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,750 convenience stores in 22 states throughout the Midwest, East Coast and Southeast. The Marathon brand is an established motor fuel brand in the Midwest and Southeast regions of the United States, comprised of approximately 5,460 retail outlets operated by independent entrepreneurs in 19 states as of December 31, 2014. In addition, as part of the acquisition of the Galveston Bay Refinery and Related Assets in 2013 and Hess’ Retail Operations and Related Assets in 2014, we obtained retail marketing contracts that provide us with the opportunity to convert the associated retail outlets to the Marathon brand. As of December 31, 2014, we had outstanding retail marketing contract assignments for approximately 590 retail outlets. We believe our distribution system allows us to maximize the sales value of our products and minimize cost.
Attractive Growth Opportunities
We believe we have attractive growth opportunities. Our capital and investment budget for 2015 of $2.53 billion includes $1.28 billion for the Refining & Marketing segment (which includes $234 million for midstream investments), $452 million for the Speedway segment and $659 million for the Pipeline Transportation segment.
Our Refining & Marketing segment’s midstream investments include building condensate splitters at our Canton, Ohio and Catlettsburg, Kentucky refineries to increase our capacity to process condensate from the Utica Shale region. The condensate splitter at our Canton refinery began operation at the end of 2014 and we expect to complete the condensate splitter at our Catlettsburg refinery in 2015. Our Refining & Marketing segment’s investments also include refining margin enhancement projects, including projects to further capture synergies at our Galveston Bay refinery, increase our distillate production, expand our export capacity and increase our capacity to process condensates and light crude oils.
Our Speedway segment investments include converting and integrating Hess’ Retail Operations and Related Assets, constructing new convenience stores and rebuilding existing locations. We also anticipate acquiring high quality stores through opportunistic acquisitions.

Our Pipeline Transportation segment’s midstream investments include investments in equity interests in the Sandpiper and SAX pipeline projects that will transport crude oil from growing North American hydrocarbon production regions to our refineries. MPLX is also pursuing the Cornerstone pipeline project, which will connect the Utica Shale production to our Canton, Ohio refinery. There are also potential opportunities for additional build-out projects to provide transportation solutions from the Utica Shale region to a wide range of markets.
Established Track Record of Profitability and Diversified Income Stream
We have demonstrated an ability to achieve positive financial results throughout all stages of the refining cycle. We believe our business mix and strategies position us well to continue to achieve competitive financial results. Income generated by our Speedway segment, which was significantly expanded with the acquisition of Hess’ Retail Operations and Related Assets, and our Pipeline Transportation segment is less sensitive to business cycles while our Refining & Marketing segment enables us to generate significant income and cash flow when market conditions are more favorable.
Strong Financial Position
As of December 31, 2014, we had $1.49 billion in cash and cash equivalents and $3.80 billion in unused committed borrowing facilities, excluding MPLX’s credit facility. We had $6.64 billion of debt at year-end, which represented 37 percent of our total capitalization. This combination of strong liquidity and manageable leverage provides financial flexibility to fund our growth projects and to pursue our business strategies.
Our Business Strategies
Achieve and Maintain Top-Tier Safety and Environmental Performance
We remain committed to operating our assets in a safe and reliable manner and targeting continuous improvement in our safety record across all of our operations. We have a history of safe and reliable operations, which was demonstrated again in 2014 with a solid performance compared to the industry average. Four of our refineries have earned designation as a U.S. Occupational Safety and Health Administration (“OSHA”) Voluntary Protection Program (“VPP”) Star site. In addition, we remain committed to environmental stewardship by continuing to improve the efficiency and reliability of our operations. We proactively address our regulatory requirements and encourage our operations to improve their environmental performance, with our 2014 designated environmental incidents showing an additional 15 percent reduction over 2013 results. Our Robinson, Illinois refinery had no significant designated environmental incidents in 2014, and our Galveston Bay refinery achieved further reduction of approximately 87 percent in designated environmental incidents since we acquired it on February 1, 2013.
Grow Higher-Valued, Stable Cash Flow Businesses
We intend to allocate significantly more capital to grow our midstream and retail businesses. These businesses typically have more predictable and stable income and cash flows compared to our refining operations and we believe investors assign a higher value to businesses with stable cash flows. Our capital and investment budget for 2015 includes investments in both our Refining & Marketing and Pipeline Transportation segments related to midstream assets. We have budgeted $234 million for midstream assets that are part of the Refining & Marketing segment, $659 million for the Pipeline Transportation segment and $452 million for the Speedway segment.
We plan to substantially accelerate the growth of MPLX and intend to evolve it into a large cap, diversified MLP. We intend to increase revenue on the MPLX network of pipeline systems through higher utilization of existing assets, by capitalizing on organic investment opportunities that may arise from the growth of MPC’s operations and from increased third-party activity in MPLX’s areas of operations. We also plan to pursue acquisitions of midstream assets through MPLX, both within our existing geographic footprint and in new areas. We expect there will continue to be significant investments in infrastructure to connect growing North American crude oil production with existing refining assets and to move refined products to wholesale and retail marketing customers. We intend to aggressively participate in this infrastructure build-out and grow our midstream business primarily through MPLX.
We significantly expanded Speedway’s presence along the East Coast and Southeast through our acquisition of Hess’ Retail Operations and Related Assets. We intend to continue growing Speedway’s sales and profitability by focusing on the conversion and integration of these locations, from which we expect to realize increased merchandise sales and other synergies. We also remain focused on organic growth through constructing new stores, rebuilding old stores, acquiring high quality stores through opportunistic acquisitions and improving margins at our existing operations. We have identified numerous opportunities for new convenience stores or store rebuilds in our existing market, western Pennsylvania and Tennessee. In addition, our highly successful Speedy Rewards® customer loyalty program, which has more than 3.9 million active members as of December 31, 2014, provides us with a unique competitive advantage and opportunity to increase our Speedway customer base with existing and new Speedway locations, including the stores recently acquired from Hess.

Deliver Top Quartile Refining Performance
Our refineries are well positioned to benefit from the growing crude oil and condensate production in North America, including the Bakken, Eagle Ford and Utica Shale regions, along with the Canadian oil sands. We are also well positioned to export distillates, gasoline and other products.
We intend to enhance our margins in the Refining & Marketing segment by capturing synergies at our Galveston Bay refinery, increasing our condensate and light crude oil processing capacity, growing our distillate production and expanding our exports. For example, we recently completed construction of a condensate splitter at our Canton refinery and we have a project underway to increase condensate processing capacity at our Catlettsburg refinery. We also have projects to increase light crude oil processing capacity at our Robinson refinery, to increase distillate production at our Garyville, Louisiana; Galveston Bay and Robinson refineries and to expand the export capacity at our Garyville and Galveston Bay refineries. We will continue to evaluate opportunities to expand our existing asset base, with an emphasis on increasing distillate production, light crude oil processing and export capabilities and synergistic opportunities at our Galveston Bay refinery.
Sustain Focus on Shareholder Returns
We intend to continue our focus on the return of capital to shareholders in the form of a strong and growing base dividend, supplemented by share repurchases. We have increased our quarterly dividend by 150 percent since becoming a stand-alone company in June 2011 and our board of directors has authorized share repurchases totaling $8.0 billion. Through open market purchases and two accelerated share repurchase (“ASR”) programs, we repurchased 89 million shares of our common stock for approximately $6.27 billion, representing approximately 25 percent of our outstanding common shares when we became a stand-alone company in June 2011. After the effects of these repurchases, $1.73 billion of the $8.0 billion total authorization was available for future repurchases as of December 31, 2014.
Increase Assured Sales Volumes at our Marathon Brand and Speedway Locations
We consider assured sales as those sales we make to Marathon brand customers, our Speedway operations and to our wholesale customers with whom we have required minimum volume sales contracts. We believe having assured sales brings ratability to our distribution systems, provides a solid base to enhance our overall supply reliability and allows us to efficiently and effectively optimize our operations between our refineries, our pipelines and our terminals. The Marathon brand has been a consistent vehicle for sales volume growth in existing and contiguous markets. The acquisition of Hess’ Retail Operations and Related Assets significantly expands our Speedway presence from nine to 22 states throughout the East Coast and Southeast and enables us to further leverage our integrated refining and transportation operations, providing an outlet for an incremental 200 mbpd of assured sales from our refining system.
Utilize and Enhance our High Quality Employee Workforce
We utilize our high quality employee workforce by continuing to leverage our commercial skills. In addition, we continue to enhance our workforce through selective hiring practices and effective training programs on safety, environmental stewardship and other professional and technical skills.
The above discussion contains forward-looking statements with respect to our competitive strengths and business strategies, including our expected investments, share repurchase authorizations, pursuit of potential acquisitions and other growth opportunities as well as the earnings potential of our portfolio of midstream assets and growth projects that can potentially be sold and/or contributed to MPLX. There can be no assurance that we will be successful, in whole or in part, in carrying out our business strategies, including our expected investments, share repurchase program or pursuit of potential acquisitions and other growth opportunities, or that our portfolio of midstream assets and growth projects that can potentially be sold and/or contributed to MPLX will achieve expected earnings. Factors that could affect our investments include, but are not limited to, the actual amounts invested, which could differ materially from those estimated, and our success in making such investments. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. Factors that could affect the pursuit of potential acquisitions and other growth opportunities include, but are not limited to, our ability to implement and realize the benefits and synergies of our strategic initiatives, availability of liquidity, actions taken by competitors, regulatory approvals and operating performance. Factors that could affect the earnings of our portfolio of midstream assets and growth projects that can potentially be sold and/or contributed to MPLX include, but are not limited to, the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products and volatility in and/or degradation of market and industry conditions. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in this Annual Report on Form 10-K.

Refining & Marketing
Refineries
We currently own and operate seven refineries in the Gulf Coast and Midwest regions of the United States with an aggregate crude oil refining capacity of 1,731 thousand barrels per calender day (“mbpcd”). During 2014, our refineries processed 1,622 mbpd of crude oil and 184 mbpd of other charge and blendstocks. During 2013, our refineries processed 1,589 mbpd of crude oil and 213 mbpd of other charge and blendstocks. The table below sets forth the location, crude oil refining capacity, tank storage capacity and number of tanks for each of our refineries as of December 31, 2014.

Refinery	Crude Oil Refining Capacity (mbpcd)(a)	Tank Storage Capacity (million barrels)	Number of Tanks
Garyville, Louisiana	522	16.8	78
Galveston Bay, Texas City, Texas	451	16.3	156
Catlettsburg, Kentucky	242	5.6	115
Robinson, Illinois	212	6.3	95
Detroit, Michigan	130	6.5	86
Canton, Ohio	90	3.0	75
Texas City, Texas	84	4.7	61
Total	1,731	59.2	666

(a)	Refining throughput can exceed crude oil capacity due to the processing of other charge and blendstocks in addition to crude oil and the timing of planned turnaround and major maintenance activity.
Our refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, hydrocracking, catalytic reforming, coking, desulfurization and sulfur recovery units. The refineries process a wide variety of light and heavy crude oils purchased from various domestic and foreign suppliers. We produce numerous refined products, ranging from transportation fuels, such as reformulated gasolines, blend-grade gasolines intended for blending with ethanol and ultra-low sulfur diesel (“ULSD”) fuel, to heavy fuel oil and asphalt. Additionally, we manufacture aromatics, propane, propylene, cumene and sulfur. See the Refined Product Marketing section for further information about the products we produce.
Our refineries are integrated with each other via pipelines, terminals and barges to maximize operating efficiency. The transportation links that connect our refineries allow the movement of intermediate products between refineries to optimize operations, produce higher margin products and efficiently utilize our processing capacity. For example, naphtha may be moved from Texas City to Robinson where excess reforming capacity is available. Also, shipping intermediate products between facilities during partial refinery shutdowns allows us to utilize processing capacity that is not directly affected by the shutdown work.
Garyville, Louisiana Refinery. Our Garyville, Louisiana refinery is located along the Mississippi River in southeastern Louisiana between New Orleans and Baton Rouge. The Garyville refinery is configured to process a wide variety of crude oils into gasoline, distillates, fuel-grade coke, asphalt, polymer-grade propylene, propane, slurry, sulfur and dry gas. The refinery has access to the export market and multiple options to sell refined products. A major expansion project was completed in 2009 that increased Garyville’s crude oil refining capacity, making it one of the largest refineries in the U.S. Our Garyville refinery has earned designation as an OSHA VPP Star site.
Galveston Bay, Texas City, Texas Refinery. Our Galveston Bay refinery, which we acquired on February 1, 2013, is located on the Texas Gulf Coast approximately 30 miles southeast of Houston, Texas. The refinery can process a wide variety of crude oils into gasoline, distillates, aromatics, refinery-grade propylene, heavy fuel oil, fuel-grade coke, dry gas and sulfur. The refinery has access to the export market and multiple options to sell refined products. Our cogeneration facility, which supplies the Galveston Bay refinery, currently has 1,055 megawatts of electrical production capacity and can produce 4.3 million pounds of steam per hour. Approximately 45 percent of the power generated in 2014 was used at the refinery, with the remaining electricity being sold into the electricity grid.
Catlettsburg, Kentucky Refinery. Our Catlettsburg, Kentucky refinery is located in northeastern Kentucky on the western bank of the Big Sandy River, near the confluence with the Ohio River. The Catlettsburg refinery processes sweet and sour crude oils into gasoline, distillates, asphalt, aromatics, propane and refinery-grade propylene.

Robinson, Illinois Refinery. Our Robinson, Illinois refinery is located in southeastern Illinois. The Robinson refinery processes sweet and sour crude oils into gasoline, distillates, propane, anode-grade coke, aromatics and slurry. The Robinson refinery has earned designation as an OSHA VPP Star site.
Detroit, Michigan Refinery. Our Detroit, Michigan refinery is located in southwest Detroit. It is the only petroleum refinery currently operating in Michigan. The Detroit refinery processes sweet and heavy sour crude oils into gasoline, distillates, asphalt, fuel-grade coke, chemical-grade propylene, propane, slurry and sulfur. Our Detroit refinery earned designation as a Michigan VPP Star site in 2010. In the fourth quarter of 2012, we completed a heavy oil upgrading and expansion project that enabled the refinery to process up to an additional 80 mbpd of heavy sour crude oils, including Canadian crude oils.
Canton, Ohio Refinery. Our Canton, Ohio refinery is located approximately 60 miles south of Cleveland, Ohio. The Canton refinery processes sweet and sour crude oils, including production from the nearby Utica Shale, into gasoline, distillates, asphalt, roofing flux, propane, refinery-grade propylene and slurry. In December 2014, we completed construction of a condensate splitter at our Canton refinery, which increased our capacity to process condensate from the Utica Shale region.
Texas City, Texas Refinery. Our Texas City, Texas refinery is located on the Texas Gulf Coast adjacent to our Galveston Bay refinery, approximately 30 miles southeast of Houston, Texas. The refinery processes light sweet crude oils into gasoline, chemical-grade propylene, propane, aromatics, dry gas and slurry. Our Texas City refinery earned designation as an OSHA VPP Star site in 2012.
As of December 31, 2014, our refineries had 25 rail loading racks and 24 truck loading racks and four of our refineries had a total of seven owned and 11 non-owned docks. Total throughput in 2014 was 84 mbpd for the refinery loading racks and 911 mbpd for the refinery docks.
Planned maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail.
Refined Product Yields
The following table sets forth our refinery production by product group for each of the last three years.

Refined Product Yields (mbpd)	2014	2013	2012
Gasoline	869	921	738
Distillates	580	572	433
Propane	35	37	26
Feedstocks and special products	276	221	109
Heavy fuel oil	25	31	18
Asphalt	54	54	62
Total	1,839	1,836	1,386
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

Sources of Crude Oil Refined (mbpd)	2014	2013	2012
United States	1,120	946	649
Canada	223	255	195
Middle East and other international	279	388	351
Total	1,622	1,589	1,195
Our refineries receive crude oil and other feedstocks and distribute our refined products through a variety of channels, including pipelines, trucks, railcars, ships and barges. During 2012, we began transporting condensate and crude oil by truck from the Utica Shale region to our Canton refinery.

Renewable Fuels
We currently own a biofuel production facility in Cincinnati, Ohio that produces biodiesel, glycerin and other by-products. The capacity of the plant is approximately 60 million gallons per year.
We hold interests in ethanol production facilities in Albion, Michigan; Clymers, Indiana and Greenville, Ohio. These plants have a combined ethanol production capacity of 275 million gallons per year (18 mbpd) and are managed by a co-owner.
Refined Product Marketing
We believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers and consumers within our 19-state market area. Independent retailers, wholesale customers, our Marathon brand jobbers and Speedway brand convenience stores, airlines, transportation companies and utilities comprise the core of our customer base. In addition, we sell gasoline, distillates and asphalt for export, primarily out of our Garyville and Galveston Bay refineries. The following table sets forth our refined product sales destined for export by product group for the past three years.

Refined Product Sales Destined for Export (mbpd)	2014	2013	2012
Gasoline	79	38	1
Distillates	191	173	114
Asphalt	5	6	8
Other	—	1	—
Total	275	218	123
The following table sets forth, as a percentage of total refined product sales volume, the sales of refined products to our different customer types for the past three years.

Refined Product Sales by Customer Type	2014	2013	2012
Private-brand marketers, commercial and industrial customers, including spot market	73%	75%	72%
Marathon-branded independent entrepreneurs	15%	16%	17%
Speedway® convenience stores	12%	9%	11%

The following table sets forth the approximate number of retail outlets by state where independent entrepreneurs maintain Marathon-branded retail outlets, as of December 31, 2014.

State	Approximate Number of Marathon® Retail Outlets
Alabama	202
Florida	523
Georgia	297
Illinois	344
Indiana	648
Kentucky	586
Louisiana	1
Maryland	1
Michigan	753
Minnesota	74
Mississippi	38
North Carolina	297
Ohio	857
Pennsylvania	60
South Carolina	129
Tennessee	328
Virginia	129
West Virginia	124
Wisconsin	64
Total	5,455
As of December 31, 2014, we also had branded marketing contract assignments for retail outlets, primarily in Florida, Mississippi, Tennessee and Alabama and branded lessee dealer marketing contract assignments, primarily in Connecticut, Maryland and New York, which we acquired as either part of the Galveston Bay Refinery and Related Assets acquisition in 2013 or the acquisition of Hess’ Retail Operations and Related Assets in 2014. As of December 31, 2014, we had outstanding retail marketing contract assignments for approximately 590 retail outlets.
The following table sets forth our refined product sales volumes by product group for each of the last three years.

Refined Product Sales by Product Group (mbpd)	2014	2013	2012
Gasoline	1,116	1,126	916
Distillates	623	615	463
Propane	34	37	27
Feedstocks and special products	268	214	112
Heavy fuel oil	28	29	19
Asphalt	56	54	62
Total	2,125	2,075	1,599
Gasoline and Distillates. We sell gasoline, gasoline blendstocks and distillates (including No. 1 and No. 2 fuel oils, jet fuel, kerosene and diesel fuel) to wholesale customers, Marathon-branded independent entrepreneurs and our Speedway® convenience stores and on the spot market. In addition, we sell diesel fuel and gasoline for export to international customers. We sold 55 percent of our gasoline sales volumes and 89 percent of our distillates sales volumes on a wholesale or spot market basis in 2014. The demand for gasoline and distillates is seasonal in many of our markets, with demand typically at its highest levels during the summer months.

We have blended ethanol into gasoline for more than 20 years and began expanding our blending program in 2007, in part due to federal regulations that require us to use specified volumes of renewable fuels. Ethanol volumes sold in blended gasoline were 78 mbpd in 2014, 74 mbpd in 2013 and 68 mbpd in 2012. We sell reformulated gasoline, which is also blended with ethanol, in 12 states in our marketing area. We also sell biodiesel-blended diesel fuel in 15 states in our marketing area. The future expansion or contraction of our ethanol and biodiesel blending programs will be driven by market economics and government regulations.
Propane. We produce propane at most of our refineries. Propane is primarily used for home heating and cooking, as a feedstock within the petrochemical industry, for grain drying and as a fuel for trucks and other vehicles. Our propane sales are typically split evenly between the home heating market and industrial consumers.
Feedstocks and Special Products. We are a producer and marketer of feedstocks and specialty products. Product availability varies by refinery and includes propylene, raffinate, butane, benzene, xylene, molten sulfur, cumene and toluene. We market these products domestically to customers in the chemical, agricultural and fuel-blending industries. In addition, we produce fuel-grade coke at our Garyville, Detroit and Galveston Bay refineries, which is used for power generation and in miscellaneous industrial applications, and anode-grade coke at our Robinson refinery, which is used to make carbon anodes for the aluminum smelting industry. Our feedstocks and special products sales increased to 268 mbpd in 2014 from 214 mbpd in 2013 and 112 mbpd in 2012 primarily due to our Galveston Bay refinery.
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

Terminals
As of December 31, 2014, we owned and operated 63 light product and 18 asphalt terminals. Our light product and asphalt terminals averaged 1,426 mbpd and 27 mbpd of throughput in 2014, respectively. In addition, we distribute refined products through one leased light product terminal, two light product terminals in which we have partial ownership interests but do not operate and approximately 118 third-party light product and 10 third-party asphalt terminals in our market area. The following table sets forth additional details about our owned and operated terminals at December 31, 2014.

Owned and Operated Terminals	Number of Terminals	Tank Storage Capacity (million barrels)	Number of Tanks	Number of Loading Lanes
Light Product Terminals:
Alabama	2	0.4	20	4
Florida	4	2.8	83	22
Georgia	4	0.9	38	9
Illinois	4	1.2	44	14
Indiana	6	2.9	72	17
Kentucky	6	2.3	68	24
Louisiana	1	0.1	9	2
Michigan	9	2.3	89	28
North Carolina	4	1.1	50	13
Ohio	13	3.6	156	33
Pennsylvania	1	0.2	8	2
South Carolina	1	0.3	9	3
Tennessee	4	1.0	44	12
West Virginia	2	0.1	10	2
Wisconsin	2	0.8	19	7
Subtotal light product terminals	63	20.0	719	192
Asphalt Terminals:
Florida	1	0.2	4	3
Illinois	2	0.1	33	6
Indiana	2	0.5	19	6
Kentucky	4	0.5	60	14
Louisiana	1	0.1	11	2
Michigan	1	—	—	8
Ohio	4	2.1	74	10
Pennsylvania	1	0.5	22	8
Tennessee	2	0.5	44	8
Subtotal asphalt terminals	18	4.5	267	65
Total owned and operated terminals	81	24.5	986	257

Transportation
As of December 31, 2014, our marine transportation operations included 18 owned and one leased towboat, as well as 199 owned and 12 leased barges that transport refined products and crude oil on the Ohio, Mississippi and Illinois rivers and their tributaries and inter-coastal waterways. The following table sets forth additional details about our towboats and barges.

Class of Equipment	Number in Class	Capacity (thousand barrels)
Inland tank barges:(a)
Less than 25,000 barrels	61	886
25,000 barrels and over	150	4,392
Total	211	5,278

Inland towboats:
Less than 2,000 horsepower	2
2,000 horsepower and over	17
Total	19

(a)	All of our barges are double-hulled.
As of December 31, 2014, we owned 142 transport trucks and 151 trailers with an aggregate capacity of 1.4 million gallons for the movement of refined products and crude oil. In addition, we had 2,183 leased and 27 owned railcars of various sizes and capacities for movement and storage of refined products. The following table sets forth additional details about our railcars.

	Number of Railcars
Class of Equipment	Owned	Leased	Total	Capacity per Railcar
General service tank cars	—	794	794	20,000-30,000 gallons
High pressure tank cars	—	1,171	1,171	33,500 gallons
Open-top hoppers	27	218	245	4,000 cubic feet
	27	2,183	2,210
Speedway
Our Speedway segment sells gasoline, diesel and merchandise through convenience stores that it owns and operates, primarily under the Speedway and Hess brands. We have the right to use the Hess brand through September 30, 2017. We are in the process of converting convenience stores acquired from Hess to the Speedway brand, which we target to complete by the end of 2016. Speedway convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items. Speedway’s Speedy Rewards® loyalty program has been a highly successful loyalty program since its inception in 2004, with a consistently growing base of more than 3.9 million active members as of December 31, 2014. Due to Speedway’s ability to capture and analyze member-specific transactional data, Speedway is able to offer the Speedy Rewards® members discounts and promotions specific to their buying behavior. We believe Speedy Rewards® is a key reason customers choose Speedway over competitors and it continues to drive significant value for both Speedway and our Speedy Rewards® members.
The demand for gasoline is seasonal, with the highest demand usually occurring during the summer driving season. Margins from the sale of merchandise tend to be less volatile than margins from the retail sale of gasoline and diesel fuel. Merchandise margin as a percent of total gross margin for Speedway decreased in 2014, primarily related to the convenience stores acquired from Hess. The following table sets forth Speedway merchandise statistics for the past three years.

Speedway Merchandise Statistics	2014	2013	2012
Merchandise sales (in millions)	$3,611	$3,135	$3,058
Merchandise gross margin (in millions)	975	825	795
Merchandise as a percent of total gross margin	57%	65%	67%

As of December 31, 2014, Speedway had 2,746 convenience stores in 22 states. The following table sets forth the number of convenience stores by state owned by our Speedway segment as of December 31, 2014.

State	Number of Convenience Stores
Alabama	2
Connecticut	1
Delaware	4
Florida	248
Georgia	6
Illinois	107
Indiana	307
Kentucky	144
Massachusetts	117
Michigan	303
New Hampshire	12
New Jersey	72
New York	243
North Carolina	288
Ohio	487
Pennsylvania	105
Rhode Island	20
South Carolina	61
Tennessee	26
Virginia	68
West Virginia	62
Wisconsin	63
Total	2,746
Pipeline Transportation
As of December 31, 2014, we owned, leased or had ownership interests in approximately 8,300 miles of crude oil and products pipelines, of which approximately 2,900 miles are owned through our investments in MPLX.
MPLX
In 2012, we formed MPLX, a master limited partnership, to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. On October 31, 2012, MPLX completed its initial public offering. As of December 31, 2014, we owned a 71.5 percent interest in MPLX, including the two percent general partner interest, and MPLX’s assets consisted of a 99.5 percent general partner interest in Pipe Line Holdings, which owns common carrier pipeline systems through Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”), and a 100 percent interest in a one million barrel butane storage cavern in West Virginia.

As of December 31, 2014, Pipe Line Holdings, through MPL and ORPL, owned or leased and operated 1,004 miles of common carrier crude oil lines and 1,902 miles of common carrier products lines located in nine states and four tank farms in Illinois and Indiana with available storage capacity of 3.29 million barrels that is committed to MPC. The table below sets forth additional detail regarding these pipeline systems and storage assets as of December 31, 2014.

Pipeline System or Storage Asset	Origin	Destination	Diameter (inches)	Length (miles)	Capacity(a)	Associated MPC refinery
Crude oil pipeline systems (mbpd):
Patoka, IL to Lima, OH crude system	Patoka, IL	Lima, OH	20”-22”	302	249	Detroit, Canton
Catlettsburg, KY and Robinson, IL crude system	Patoka, IL	Catlettsburg, KY & Robinson, IL	20”-24”	484	495	Catlettsburg, Robinson
Detroit, MI crude system(b)	Samaria & Romulus, MI	Detroit, MI	16”	61	197	Detroit
Wood River, IL to Patoka, IL crude system(b)	Wood River & Roxana, IL	Patoka, IL	12”-22”	115	314	All Midwest refineries
Inactive pipelines				42	N/A
Total				1,004	1,255
Products pipeline systems (mbpd):
Garyville, LA products system	Garyville, LA	Zachary, LA	20”-36”	72	389	Garyville
Texas City, TX products system	Texas City, TX	Pasadena, TX	16”-36”	42	215	Texas City, Galveston Bay
ORPL products system	Various	Various	6”-14”	518	244	Catlettsburg, Canton
Robinson, IL products system(b)	Various	Various	10”-16”	1,171	548	Robinson
Louisville, KY Airport products system	Louisville, KY	Louisville, KY	6”-8”	14	29	Robinson
Inactive pipelines(b)				85	N/A
Total				1,902	1,425
Wood River, IL barge dock (mbpd)					78	Garyville
Storage assets (thousand barrels):
Neal, WV butane cavern(c)					1,000	Catlettsburg
Patoka, IL tank farm					1,386	All Midwest refineries
Wood River, IL tank farm					419	All Midwest refineries
Martinsville, IL tank farm					738	Detroit, Canton
Lebanon, IN tank farm					750	Detroit, Canton
Total					4,293

(a)
All capacities reflect 100 percent of the pipeline systems’ and barge dock’s average capacity in thousands of barrels per day and 100 percent of the available storage capacity of our butane cavern and tank farms in thousand of barrels.

(b)	Includes pipelines leased from third parties.

(c)	The Neal, WV butane cavern is 100 percent owned by MPLX.
The Pipe Line Holdings common carrier pipeline network is one of the largest petroleum pipeline systems in the United States, based on total volume delivered. Third parties generated 12 percent of the crude oil and refined product shipments on these common carrier pipelines in 2014, excluding volumes shipped by MPC under joint tariffs with third parties. These common carrier pipelines transported the volumes shown in the following table for each of the last three years.

Pipeline Throughput (mbpd)(a)(b)	2014	2013	2012
Crude oil pipelines	1,041	1,075	1,032
Refined products pipelines	878	911	980
Total	1,919	1,986	2,012

(a)
MPLX predecessor volumes reported in MPLX’s filings include our undivided joint interest crude oil pipeline systems for periods prior to MPLX’s initial public offering, which were not contributed to MPLX. The undivided joint interest volumes are not included above.

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

MPC Consolidated Pipeline Throughput (mbpd)	2014	2013	2012
Crude oil pipelines	1,241	1,293	1,191
Refined products pipelines	878	911	980
Total	2,119	2,204	2,171

As of December 31, 2014, we owned undivided joint interests in the following common carrier crude oil pipeline systems.

Pipeline System	Origin	Destination	Diameter (inches)	Length (miles)	Ownership Interest	Operated by MPL
Capline	St. James, LA	Patoka, IL	40”	643	33%	Yes
Maumee	Lima, OH	Samaria, MI	22”	95	26%	No
Total				738
As of December 31, 2014, we had partial ownership interests in the following pipeline companies.

Pipeline Company	Origin	Destination	Diameter (inches)	Length (miles)	Ownership Interest	Operated by MPL
Crude oil pipeline companies:
Illinois Extension Pipeline Company LLC(a)	Flanagan, IL	Patoka, IL	TBD	TBD	35%	No
LOCAP LLC	Clovelly, LA	St. James, LA	48”	57	59%	No
LOOP LLC	Offshore Gulf of Mexico	Clovelly, LA	48”	48	51%	No
North Dakota Pipeline Company LLC(a)(b)	Plentywood, MT	Clearbrook, MN	TBD	TBD	38%	No
Total				105
Products pipeline companies:
Ascension Pipeline Company LLC(a)	Riverside, LA	Garyville	TBD	TBD	50%	No
Centennial Pipeline LLC(c)	Beaumont, TX	Bourbon, IL	24”-26”	795	50%	Yes
Explorer Pipeline Company	Lake Charles, LA	Hammond, IN	12”-28”	1,883	25%	No
Muskegon Pipeline LLC	Griffith, IN	Muskegon, MI	10”	170	60%	Yes
Wolverine Pipe Line Company	Chicago, IL	Bay City & Ferrysburg, MI	6”-18”	743	6%	No
Total				3,591

(a)	The pipeline diameter and length for these companies will be determined when these pipeline projects are placed into service.

(b)
We own 38 percent of the Class B units in this entity. Upon completion of the Sandpiper pipeline project, which is to construct a pipeline running from Beaver Lodge, North Dakota to Superior, Wisconsin and targeted for completion in 2017, our Class B units will be converted to an approximate 27 percent ownership interest in the Class A units of this entity.

(c)	Includes 491 miles of inactive pipeline.

We also own 183 miles of private crude oil pipelines and 760 miles of private refined products pipelines that are operated by MPL for the benefit of our Refining & Marketing segment on a cost recovery basis. The following table provides additional information on these assets.

Private Pipeline Systems	Diameter (inches)	Length (miles)	Capacity (mbpd)
Crude oil pipeline systems:
Lima, OH to Canton, OH	12”-16”	153	85
St. James, LA to Garyville, LA	30”	20	620
Other	6”-14”	2	15
Inactive pipelines		8	N/A
Total		183	720
Products pipeline systems:
Robinson, IL to Lima, OH	8”	250	18
Louisville, KY to Lexington, KY (a)	8”	87	37
Woodhaven, MI to Detroit, MI	4”	26	12
Illinois pipeline systems	4”-12”	118	39
Texas pipeline systems	8”	103	45
Ohio pipeline systems	4”-12”	57	32
Inactive pipelines		119	N/A
Total		760	183

(a)	We own a 65 percent undivided joint interest in the Louisville, KY to Lexington, KY system.
As of December 31, 2014, we owned or leased 60 private tanks with storage capacity of approximately 6.5 million barrels, which are located along MPL and ORPL pipelines.
Competition, Market Conditions and Seasonality
The downstream petroleum business is highly competitive, particularly with regard to accessing crude oil and other feedstock supply and the marketing of refined products. We compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. Based upon the “The Oil & Gas Journal 2014 Worldwide Refinery Survey,” we ranked fourth among U.S. petroleum companies on the basis of U.S. crude oil refining capacity as of December 31, 2014. We compete in four distinct markets for the sale of refined products—wholesale, spot, branded and retail distribution. We believe we compete with about 60 companies in the sale of refined products to wholesale marketing customers, including private-brand marketers and large commercial and industrial consumers; about 90 companies in the sale of refined products in the spot market; 12 refiners or marketers in the supply of refined products to refiner-branded independent entrepreneurs; and approximately 910 retailers in the retail sale of refined products. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and retail consumers. We do not produce any of the crude oil we refine.
We also face strong competition for sales of retail gasoline, diesel fuel and merchandise. Our competitors include service stations and convenience stores operated by fully integrated major oil companies and their independent entrepreneurs and other well-recognized national or regional convenience stores and travel centers, often selling gasoline, diesel fuel and merchandise at competitive prices. Non-traditional retailers, such as supermarkets, club stores and mass merchants, have affected the convenience store industry with their entrance into sales of retail gasoline and diesel fuel. Energy Analysts International, Inc. estimated such retailers had approximately 14 percent of the U.S. gasoline market in mid-2014.
Our pipeline transportation operations are highly regulated, which affects the rates that our common carrier pipelines can charge for transportation services and the return we obtain from such pipelines.
Market conditions in the oil and gas industry are cyclical and subject to global economic and political events and new and changing governmental regulations. Our operating results are affected by price changes in crude oil, natural gas and refined products, as well as changes in competitive conditions in the markets we serve. Price differentials between sweet and sour crude oils, West Texas Intermediate (“WTI”) and Light Louisiana Sweet (“LLS”) crude oils and other market structure differentials also affect our operating results.

Demand for gasoline, diesel fuel and asphalt is higher during the spring and summer months than during the winter months in most of our markets, primarily due to seasonal increases in highway traffic and construction. As a result, the operating results for each of our segments for the first and fourth quarters may be lower than for those in the second and third quarters of each calendar year.
Environmental Matters
Our management is responsible for ensuring that our operating organizations maintain environmental compliance systems that support and foster our compliance with applicable laws and regulations, and for reviewing our overall environmental performance. We also have a Corporate Emergency Response Team that oversees our response to any major environmental or other emergency incident involving us or any of our facilities.
We believe it is likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with the potential for further regulations that could affect our operations. Currently, legislative and regulatory measures to address greenhouse gases are in various phases of review, discussion or implementation. The cost to comply with these laws and regulations cannot be estimated at this time, but could be significant. For additional information, see Item 1A. Risk Factors. We estimate and publicly report greenhouse gas emissions from our operations and products. Additionally, we continuously strive to improve operational and energy efficiencies through resource and energy conservation where practicable.
Our operations are subject to numerous other laws and regulations relating to the protection of the environment. Such laws and regulations include, among others, the Clean Air Act (“CAA”) with respect to air emissions, the Clean Water Act (“CWA”) with respect to water discharges, the Resource Conservation and Recovery Act (“RCRA”) with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) with respect to releases and remediation of hazardous substances and the Oil Pollution Act of 1990 (“OPA-90”) with respect to oil pollution and response. In addition, many states where we operate have similar laws. New laws are being enacted and regulations are being adopted on a continuing basis, and the costs of compliance with such new laws and regulations are very difficult to estimate until finalized.
For a discussion of environmental capital expenditures and costs of compliance for air, water, solid waste and remediation, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters and Compliance Costs.
Air
We are subject to many requirements in connection with air emissions from our operations. The U.S. Environmental Protection Agency (“EPA”) issued an “endangerment finding” in 2009 that greenhouse gas emissions contribute to air pollution that endangers public health and welfare. Related to this endangerment finding, in April 2010, the EPA finalized a greenhouse gas emissions standard for mobile sources (cars and other light duty vehicles). The endangerment finding along with the mobile source standard and the EPA’s determination that greenhouse gases are subject to regulation under the CAA, and the EPA’s so-called “tailoring rule” led to permitting of larger stationary sources of greenhouse gas emissions, including refineries. Legal challenges filed against these EPA actions were overruled by the D.C. Circuit Court of Appeals. In June 2014, the Supreme Court limited the EPA’s greenhouse gas permitting authority to only those sources that also trigger Prevention of Significant Deterioration (“PSD”) conventional pollutants. A few MPC projects triggered greenhouse gas permitting requirements but any additional capital spend will likely not be significant. Legal challenges continue in the wake of the Supreme Court decision. The EPA has proposed New Source Performance Standards for greenhouse gas emissions for new and existing electric utility generating units. This could impact electric and natural gas rates for all our operations and could impose new requirements on the combined heat and power unit we operate. Congress may again consider legislation on greenhouse gas emissions or a carbon tax. Private parties have sued utilities and other emitters of greenhouse gas emissions, but such suits have been largely unsuccessful. We have not been named in any of those lawsuits. Private-party litigation is also pending against federal and certain state governmental entities seeking additional greenhouse gas emission reductions beyond those currently being undertaken. In sum, requiring reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect MPC’s refinery operations and may have an indirect effect on our business, financial condition and results of operations. The extent and magnitude of the impact from greenhouse gas regulation or legislation cannot be reasonably estimated due to the uncertainty regarding the additional measures and how they will be implemented.

In 2013, the Obama administration developed the social cost of carbon (“SCC”). The SCC is to be used by the EPA and other federal agencies in regulatory cost-benefit analyses to take into account alleged broad economic consequences associated with changes to emissions of greenhouse gases. The SCC was first issued in 2010. In 2013, the Obama administration significantly increased the estimate to $36 per ton. In response to the regulated community and Congress’ critiques of how the SCC was developed, the Office of Management and Budget provided an opportunity to comment on the SCC, but ultimately did not make any significant revisions. In December 2014, the White House Council on Environmental Quality (“CEQ”) issued new draft guidance for assessing greenhouse gas emissions under the National Environmental Policy Act (“NEPA”), adding for the first time language that requires the analyses to also include the impact of climate change on projects, including using the SCC when analyzing costs and benefits of a project. While the impact of a higher SCC in future regulations is not known at this time, it may result in increased costs to our operations.
The EPA has reviewed and has revised, or will propose to revise, the National Ambient Air Quality Standards (“NAAQS”) for criteria air pollutants. The NAAQS are subject to multiple court challenges, making compliance planning uncertain. The EPA promulgated a revised ozone standard in March 2008 and commenced a multi-year process to develop the implementing rules required by the CAA. On December 17, 2014, the EPA proposed to revise the NAAQS for ozone. If the ozone standard is revised, it is expected to be effective in December 2015 after which states will begin developing implementation plans that will take several years to receive final EPA approval. The impact of a stricter standard cannot be accurately estimated due to the present uncertainty regarding the final standard and the additional requirements that states may impose. Also, in 2010, the EPA adopted new short-term standards for nitrogen dioxide and sulfur dioxide, and in December 2012 issued a more stringent fine particulate matter standard (“PM 2.5”). In December 2014, the EPA finalized the non-attainment areas for PM 2.5. None of our refineries are located in the non-attainment areas for PM 2.5, however, our Cincinnati Renewable Fuels LLC facility is located in Cincinnati, OH, which was designated as a non-attainment area. We cannot reasonably estimate the final financial impact of these proposed and revised NAAQS standards until the standards are finalized, individual state implementing rules are established and judicial challenges are resolved.
The EPA finalized the Boiler and Process Heater Maximum Achievable Control Technology (“Boiler MACT”) in March 2011 with work practice standards that are applicable to refinery and natural gas fired equipment. Subsequently, in January 2013 the EPA made certain revisions to the March 2011 final rule in response to petitions for reconsideration. In December 2014, the EPA proposed reconsideration of limited issues and proposed to delete rule provisions for an affirmative defense for malfunctions. Currently, litigation is pending in the D.C. Circuit Court on both the 2011 and 2013 rule-makings. We anticipate litigation to continue through 2015. We are in the process of implementing the work practice standards. Final financial impacts of the Boiler MACT rule cannot be determined at this time because the ongoing litigation could affect the final rule.

On June 30, 2014, the EPA proposed to revise existing refinery air emissions standards. The final rule is expected to be issued by June 17, 2015 and allows for implementation through June 2018. EPA’s periodic review and possible revision of these standards is required under the CAA. This rule may require additional controls, lower emission standards and ambient air monitoring. Due to the present uncertainty regarding final standards, we cannot reasonably estimate the cost associated with this rule.
Water
We maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA and have implemented systems to oversee our compliance with these permits. In addition, we are regulated under OPA-90, which among other things, requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA-90 requires the responsible company to pay resulting removal costs and damages. OPA-90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We have implemented emergency oil response plans for all of our components and facilities covered by OPA-90 and we have established Spill Prevention, Control and Countermeasures plans for all facilities subject to such requirements.
Additionally, OPA-90 requires that new tank vessels entering or operating in U.S. waters be double-hulled and that existing tank vessels that are not double-hulled be retrofitted or removed from U.S. service. All barges used for river transport of our raw materials and refined products meet the double-hulled requirements of OPA-90. We operate facilities at which spills of oil and hazardous substances could occur. Some coastal states in which we operate have passed state laws similar to OPA-90, but with expanded liability provisions, that include provisions for cargo owner responsibility as well as ship owner and operator responsibility.

In 2013, the EPA and the US Army Corps of Engineers proposed significant changes to the definition of the term “waters of the US” (WOTUS) used in numerous programs under the CWA. The proposed changes have the potential to expand permitting, planning and reporting obligations and extend the timing to secure permits for pipeline and fixed asset construction and maintenance activities. Some man-made water bodies on our plant sites (firewater ponds, stormwater systems, and green infrastructure systems) may become WOTUS, which may require new permits requiring the control of liquids entering and exiting these water bodies. A final rule is anticipated in early 2015.
In May 2014, the EPA issued the final rule regarding cooling water intake structures which impacts three of our refineries. The final rule established closed-loop cooling as one of eight required technologies. The final rule also requires company engagement with Fish and Wildlife to determine if any endangered species are at risk in the locations during the next NPDES permit cycle. This rule will apply with the next NPDES renewal at our Catlettsburg, Garyville, and Robinson refineries. This rule is not anticipated to have a material impact on our operations.
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
Remediation
We own or operate, or have owned or operated, certain convenience stores and other locations where, during the normal course of operations, releases of refined products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the UST regulations under RCRA has been delegated to the states, which administer their own UST programs. Our obligation to remediate such contamination varies, depending on the extent of the releases and the stringency of the applicable state laws and regulations. A portion of these remediation costs may be recoverable from the appropriate state UST reimbursement funds once the applicable deductibles have been satisfied. We also have ongoing remediation projects at a number of our current and former refinery, terminal and pipeline locations. Penalties or other sanctions may be imposed for noncompliance.
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

The RFS2 required the total volume of renewable transportation fuels sold or introduced annually in the U.S. to reach 16.55 billion gallons in 2013 and increases to 36.0 billion gallons by 2022. EPA has not finalized the 2014 volumes at this time. In the near term, the RFS2 will be satisfied primarily with ethanol blended into gasoline. Vehicle, regulatory and infrastructure constraints limit the blending of significantly more than 10 percent ethanol into gasoline (“E10”), but blending more than E10 could be required if the RFS2 standards are not modified. The RFS2 has required, and may in the future continue to require, additional capital expenditures or expenses by us to accommodate increased renewable fuels use. Within the overall 36.0 billion gallon RFS2, EISA established an advanced biofuel RFS2 volume of 2.0 billion gallons in 2012 increasing to 21.0 billion gallons in 2022. Subsets within the advanced biofuel RFS2 include biomass-based diesel, which was set at 1.0 billion gallons in 2012, 1.28 billion gallons in 2013, and at least 1.0 billion gallons in 2014 through 2022 (to be determined by the EPA through future rulemaking), and cellulosic biofuel, which was set at 0.5 billion gallons in 2012 and 1.0 billion gallons in 2013, increasing to 16.0 billion gallons by 2022. In 2013, the EPA used its waiver authority under the CAA to reduce the amount of cellulosic biofuel required under the statute from 1.0 billion gallons to 6.0 million gallons. Currently, litigation is on-going in the D.C. Circuit Court of Appeals with respect to the EPA’s determination of the 2013 cellulosic biofuel requirement. Subsequently, industry has requested the EPA to use its waiver authority for 2014, requesting reductions for total renewable fuel, advanced biofuels and cellulosic biofuels volumetric obligations.

On November 29, 2013, the EPA issued a proposed rule for the 2014 renewal fuel volume requirements. On November 21, 2014, the EPA announced the rule would not become final until sometime in 2015. This continues the lack of clarity and timeliness that has become common place with the EPA’s administration of the RFS2 requirements. This proposed rule has substantially reduced the RFS2 requirements from the statutory numbers as follows: total renewables has been reduced from 18.15 to 15.21 billion gallons, the advanced requirement has been reduced from 3.75 to 2.20 billion gallons, the biomass-based diesel requirement has remained flat from 2013 at 1.28 billion gallons, and the cellulosic requirement has been reduced from 1.75 billion to 17 million gallons. If these proposed requirements become final, it will allow the obligated parties to comply in 2014 without needing any substantial volumes of 85 percent ethanol-blended or 15 percent ethanol-blended (“E15”) gasolines and postpone the issues and concerns of having to blend ethanol past the E10 “blendwall” at least for 2014. Likewise, the EPA has not finalized the 2015 renewable fuel volumes as required by the November 30, 2014 statutory deadline. As a result, the future of the RFS still remains undecided and is in need of a legislative re-write or repeal to provide a stable business platform for the obligated parties.
With potentially uncertain supplies, the advanced biofuels programs may present specific challenges in that we may have to enter into arrangements with other parties or purchase credits from the EPA to meet our obligations to use advanced biofuels, including biomass-based diesel and cellulosic biofuel. Additionally, the EPA did not finalize the 2013 RFS2 renewable fuel obligations until August 2013. Therefore, it is uncertain how industry will comply with meeting the advanced biofuels obligation. The continued delay of the final rule for 2014 has also delayed the day when compliance reports are due for 2013. In 2012 and 2013, the EPA also discovered that 173 million biodiesel renewable identification numbers (“RINs”) used to meet the annual requirement for that fuel had been fraudulently created and sold to unsuspecting third parties, including MPC. The EPA finalized a rule establishing a quality assurance program for RINs purchased to help meet the annual biofuel requirements under the RFS2 program. The program is aimed at reducing the risks that RINs are fraudulently created or sold. We have already instituted internal procedures to help mitigate that risk.
We made investments in infrastructure capable of expanding biodiesel blending capability to help comply with the biodiesel RFS2 requirement by buying and blending biodiesel into our refined diesel product, and by buying needed biodiesel RINs in the EPA-created biodiesel RINs market. On April 1, 2014, we purchased a facility in Cincinnati, Ohio, which currently produces biodiesel, glycerin and other by-products. The capacity of the plant is approximately 60 million gallons per year. As a producer of biodiesel, we now generate RINs, thereby reducing our reliance on the external RIN market.
On October 13, 2010, the EPA issued a partial waiver decision under the CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from E10 to E15 for 2007 and newer light-duty motor vehicles. On January 21, 2011, the EPA issued a second waiver for the use of E15 in vehicles model year 2001-2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed for use in traditional gasoline engines.
There will be compliance costs and uncertainties regarding how we will comply with the various requirements contained in EISA and related regulations. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 parts per million (“ppm”) beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $750 million to $1 billion between 2014 and 2019 for capital expenditures necessary to comply with these standards.

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
Employees
We had approximately 45,340 regular employees as of December 31, 2014, which includes approximately 35,400 employees of Speedway.
Certain hourly employees at our Canton, Catlettsburg, Galveston Bay and Texas City refineries are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers Union. The labor agreements for our Canton, Catlettsburg and Galveston Bay refineries expired on January 31, 2015 and no successor agreements have been negotiated. As of February 1, 2015 our Catlettsburg and Galveston Bay refineries are experiencing work stoppages. The labor agreement for our Canton refinery was extended on a rolling 24-hour notice of expiration basis. The impacted refineries continue to operate as normal. The labor agreement for our Texas City refinery is due to expire on March 31, 2015. The International Brotherhood of Teamsters represents certain hourly employees at our Detroit refinery under a labor agreement that is scheduled to expire in 2019. In addition, they represent certain hourly employees at Speedway under agreements that cover certain outlets in New York and New Jersey that expire between September 14, 2015 and June 30, 2016.
Executive and Corporate Officers of the Registrant
The executive and corporate officers of MPC and their ages as of February 1, 2015, are as follows:

Name	Age	Position with MPC
Gary R. Heminger	61	President and Chief Executive Officer
Pamela K.M. Beall	58	Senior Vice President, Corporate Planning, Government & Public Affairs
Richard D. Bedell	60	Senior Vice President, Refining
Timothy T. Griffith	45	Vice President, Finance and Investor Relations, and Treasurer
John R. Haley(a)	58	Vice President, Tax
Thomas M. Kelley	55	Senior Vice President, Marketing
Anthony R. Kenney	61	President, Speedway LLC
Rodney P. Nichols	62	Senior Vice President, Human Resources and Administrative Services
C. Michael Palmer	61	Senior Vice President, Supply, Distribution and Planning
John J. Quaid	43	Vice President and Controller
George P. Shaffner	55	Senior Vice President, Transportation and Logistics
John S. Swearingen(a)	55	Vice President, Health, Environment, Safety & Security
Donald C. Templin	51	Senior Vice President and Chief Financial Officer
Donald W. Wehrly(a)	55	Vice President and Chief Information Officer
J. Michael Wilder	62	Vice President, General Counsel and Secretary

(a)	Corporate officer.
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
Mr. Nichols was appointed senior vice president, Human Resources and Administrative Services effective March 1, 2012. Prior to this appointment, Mr. Nichols served as vice president, Human Resources and Administrative Services beginning on June 30, 2011 and served in the same capacity for Marathon Petroleum Company LP beginning in April 1998.
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
Mr. Quaid was appointed vice president and controller effective June 23, 2014. Prior to this appointment, Mr. Quaid was vice president of Iron Ore at United States Steel Corporation (“U. S. Steel”), an integrated steel producer, beginning in January 2014. Previously, Mr. Quaid served in various leadership positions at U. S. Steel since February 2002, including vice president and treasurer beginning in August 2011, controller, North American Flat-Rolled Operations beginning in July 2010 and assistant corporate controller beginning in 2008.
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
Michael G. Braddock, who was vice president and controller since June 30, 2011, retired effective October 1, 2014.
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

Risks Relating to our Business
A substantial or extended decline in refining and marketing gross margins would reduce our operating results and cash flows and could materially and adversely impact our future rate of growth, the carrying value of our assets and our ability to execute share repurchases and continue the payment of our base dividend.
Our operating results, cash flows, future rate of growth, the carrying value of our assets and our ability to execute share repurchases and continue the payment of our base dividend are highly dependent on the margins we realize on our refined products. The measure of the difference between market prices for refined products and crude oil, or crack spread, is commonly used by the industry as a proxy for refining and marketing gross margins. Historically, refining and marketing gross margins have been volatile, and we believe they will continue to be volatile. Our margins from the sale of gasoline and other refined products are influenced by a number of conditions, including the price of crude oil. We do not produce crude oil and must purchase all of the crude oil we refine. The price of crude oil and the price at which we can sell our refined products may fluctuate independently due to a variety of regional and global market conditions. Any overall change in crack spreads will impact our refining and marketing gross margins. Many of the factors influencing a change in crack spreads and refining and marketing gross margins are beyond our control. These factors include:

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
Lower refining and marketing gross margins may reduce the amount of refined products we produce, which may reduce our revenues, income from operations and cash flows. Significant reductions in refining and marketing gross margins could require us to reduce our capital expenditures, impair the carrying value of our assets (such as property, plant and equipment, inventory or goodwill), decrease or eliminate our share repurchase activity and our base dividend.

Our operations are subject to business interruptions and casualty losses. Failure to manage risks associated with business interruptions could adversely impact our operations, financial condition, results of operations and cash flows.
Our operations are subject to business interruptions due to scheduled refinery turnarounds, unplanned maintenance or unplanned events such as explosions, fires, refinery or pipeline releases or other incidents, power outages, severe weather, labor disputes, or other natural or man-made disasters, such as acts of terrorism. For example, pipelines provide a nearly-exclusive form of transportation of crude oil to, or refined products from, some of our refineries. In such instances, a prolonged interruption in service of such a pipeline could materially and adversely affect the operations, profitability and cash flows of the impacted refinery.
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
We do not insure against all potential losses, and, therefore, our business, financial condition, results of operations and cash flows could be adversely affected by unexpected liabilities and increased costs.
We maintain insurance coverage in amounts we believe to be prudent against many, but not all, potential liabilities arising from operating hazards. Uninsured liabilities arising from operating hazards, including but not limited to, explosions, fires, refinery or pipeline releases or other incidents involving our assets or operations, could reduce the funds available to us for capital and investment spending and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Historically, we also have maintained insurance coverage for physical damage and resulting business interruption to our major facilities, with significant self-insured retentions. In the future, we may not be able to maintain insurance of the types and amounts we desire at reasonable rates.
We rely on the performance of our information technology systems, the failure of which could have an adverse effect on our business, financial condition, results of operations and cash flows.
We are heavily dependent on our information technology systems and network infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information systems involve data network and telecommunications, Internet access and website functionality, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our business. These systems and infrastructure are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events. We also face various other cyber-security threats, including threats to gain unauthorized access to sensitive information or to render data or systems unusable. To protect against such attempts of unauthorized access or attack, we have implemented infrastructure protection technologies and disaster recovery plans. There can be no guarantee such plans, to the extent they are in place, will be effective.
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
We have significant debt obligations; therefore our business, financial condition, results of operations and cash flows could be harmed by a deterioration of our credit profile, a decrease in debt capacity or unsecured commercial credit available to us, or by factors adversely affecting credit markets generally.
At December 31, 2014, our total debt obligations for borrowed money and capital lease obligations were $6.7 billion. We may incur substantial additional debt obligations in the future.
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

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends and other purposes.

A decrease in our debt or commercial credit capacity, including unsecured credit extended by third-party suppliers, or a deterioration in our credit profile could increase our costs of borrowing money and/or limit our access to the capital markets and commercial credit, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
We have a trade receivables securitization facility that provides liquidity of up to $1.3 billion depending on the amount of eligible domestic trade accounts receivables. In periods of lower prices, we may not have sufficient eligible accounts receivables to support full availability of this facility.

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
Approximately 38 percent of our refining employees are covered by collective bargaining agreements. The contracts for the hourly refinery workers at our Texas City and Detroit refineries are scheduled to expire in March 2015 and January 2019, respectively. The contracts for the hourly refinery workers at our Canton, Catlettsburg and Galveston Bay refineries expired on January 31, 2015 and no successor agreements have been negotiated. In addition, three agreements scheduled to expire on September 14, 2015, March 14, 2016 and June 30, 2016, respectively, cover certain Speedway LLC hourly employees at certain outlets in New York and New Jersey. These contracts may be renewed at an increased cost to us. In addition, we have experienced, or may experience, work stoppages as a result of labor disagreements. Any prolonged work stoppages disrupting operations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
One of our subsidiaries acts as the general partner of a publicly traded master limited partnership, MPLX, which may involve a greater exposure to certain legal liabilities than existed under our historic business operations.
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

Also pursuant to the tax sharing agreement, following the Spinoff we are responsible generally for all taxes attributable to us or any of our subsidiaries, whether accruing before, on or after the Spinoff. We also agreed to be responsible for, and indemnify Marathon Oil with respect to, all taxes arising as a result of the Spinoff (or certain internal restructuring transactions) failing to qualify as transactions under Sections 368(a) and 355 of the Code for U.S. federal income tax purposes to the extent such tax liability arises as a result of any breach of any representation, warranty, covenant or other obligation by us or certain affiliates made in connection with the issuance of the private letter ruling relating to the Spinoff or in the tax sharing agreement. In addition, we agreed to indemnify Marathon Oil for specified tax-related liabilities associated with our 2005 acquisition of the minority interest in our refining joint venture from Ashland Inc. Our indemnification obligations to Marathon Oil and its subsidiaries, officers and directors are not limited or subject to any cap. If we are required to indemnify Marathon Oil and its subsidiaries and their respective officers and directors under the tax sharing agreement, we may be subject to substantial liabilities. At this time, we cannot precisely quantify the amount of these liabilities that have been assumed pursuant to the tax sharing agreement, and there can be no assurances as to their final amounts. The tax liabilities described in this paragraph could have a material adverse effect on our business, financial condition, results of operation and cash flows.
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

Significant acquisitions involve the integration of new assets or businesses and present substantial risks that could adversely affect our business, financial conditions, results of operations and cash flows.
Significant transactions involving the addition of new assets or businesses present potential risks, which may include, among others:

•	Inaccurate assumptions about future synergies, revenues, capital expenditures and operating costs;

•	An inability to successfully integrate assets or businesses we acquire;

•	A decrease in our liquidity resulting from using a portion of our available cash or borrowing capacity under our revolving credit agreement to finance transactions;

•	A significant increase in our interest expense or financial leverage if we incur additional debt to finance transactions;

•	The assumption of unknown environmental and other liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	The diversion of management’s attention from other business concerns; and

•	The incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

Risks Relating to Our Industry
Changes in environmental or other laws or regulations may reduce our refining and marketing gross margin and may result in substantial capital expenditures and operating costs that could materially and adversely affect our business, financial condition, results of operations and cash flows.
Various laws and regulations are expected to impose increasingly stringent and costly requirements on our operations, which may reduce our refining and marketing gross margin. Laws and regulations expected to become more stringent relate to the following:

•	the emission or discharge of materials into the environment,

•	solid and hazardous waste management,

•	pollution prevention,

•	greenhouse gas emissions,

•	characteristics and composition of gasoline and diesel fuels,

•	public and employee safety and health, and

•	facility security.
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
We believe the issue of climate change will likely continue to receive scientific and political attention, with the potential for further laws and regulations that could affect our operations. The U.S. pledge in 2009, as part of the Copenhagen Accord, to reduce greenhouse gas emissions 17 percent below 2005 levels by 2020 remains in effect and was reaffirmed in the President’s 2013 Climate Action Plan. Meetings of the United Nations Climate Change Conference, however, have produced no legally binding emission reduction requirements on the U.S. Also in 2009, the EPA issued an “endangerment finding” that greenhouse gas emissions contribute to air pollution that endangers public health and welfare. Related to the endangerment finding, in April 2010, the EPA finalized a greenhouse gas emission standard for mobile sources (cars and other light duty vehicles). The endangerment finding, the mobile source standard and the EPA’s determination that greenhouse gases are subject to regulation under the Clean Air Act resulted in permitting of greenhouse gas emissions at stationary sources, but as a result of the EPA’s “tailoring rule,” permit applicability was limited to larger sources such as refineries. Legal challenges were filed against these EPA actions. In June 2014, the U.S. Supreme Court ruled that the Clean Air Act Prevention of Significant Deterioration program for new and modified stationary sources is not triggered by greenhouse gas emissions alone. The U.S. Supreme Court did, however, uphold the requirement for new or modified stationary sources that will also emit a criteria pollutant to control greenhouse gas emissions through Best Available Control Technology. Implementing Best Available Control Technology may result in increased costs to our operations.

In 2013, the Obama administration developed the social cost of carbon (“SCC”). The SCC is to be used by the EPA and other federal agencies in regulatory cost-benefit analyses to take into account alleged broad economic consequences associated with changes to emissions of greenhouse gases. The SCC was first issued in 2010. In 2013, the Obama administration significantly increased the estimate to $36 per ton. In response to the regulated community and Congress’ critiques of how the SCC was developed, the Office of Management and Budget provided an opportunity to comment on the SCC, but ultimately did not make any significant revisions. In December 2014, the White House Council on Environmental Quality (“CEQ”) issued new draft guidance for assessing greenhouse gas emissions under the National Environmental Policy Act (“NEPA”), adding for the first time language that requires that analyses also include the impact of climate change on projects, including using the SCC when analyzing costs and benefits of a project. While the impact of a higher SCC in future regulations is not known at this time, it may result in increased costs to our operations.
In 2013, the EPA proposed carbon emission standards for new power plants built in the future. In June 2014, the EPA proposed the Clean Power Plan, which would reduce carbon emissions from existing power plants. Through the Plan, the EPA proposes to reduce nationwide carbon emissions from the power generation sector by 30 percent below 2005 levels. These standards, if finalized, could increase our electricity costs and potentially reduce the reliability of our electricity supply.
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
In November 2014, the EPA proposed a tightening of the primary (health) ozone National Ambient Air Quality Standards (“NAAQS”) to within the range of 65 to 70 parts per billion (“ppb”), while accepting comments on levels as low as 60 ppb and an option of maintaining the current ozone level of 75 ppb. In addition, the EPA is asking for comment on a new secondary (welfare) ozone NAAQS using a three-month seasonal index. The final rule is expected to be promulgated in late 2015. If timely finalized, the EPA would then implement a revised ozone NAAQS with attainment and nonattainment designations by late 2017, using 2014-2016 air quality monitor data. A lower primary ozone standard may not by attainable in many areas and could result in the cancellation or delay of capital projects at our facilities.
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
The RFS2 required the total volume of renewable transportation fuels sold or introduced annually in the U.S. to reach 16.55 billion gallons in 2013 and increases to 36.0 billion gallons by 2022. The RFS2 presents production and logistics challenges for both the renewable fuels and petroleum refining industries, and may continue to require additional capital expenditures or expenses by us to accommodate increased renewable fuels use. Gasoline consumption has been lower than forecasted by the EPA, which has led to concerns that the renewable fuel volumes may not be met. As a result, the EPA delayed issuance of the 2014 RFS2 standards and has not finalized the 2015 renewable fuel volumes as required by the November 30, 2014 statutory deadline. The advanced biofuels program, a subset of the RFS2 requirements, creates uncertainties and presents challenges of supply, and may require that we and other refiners and other obligated parties purchase credits from the EPA to meet our obligations.
Tax incentives and other subsidies have also made renewable fuels more competitive with refined products than they otherwise would have been, which may further reduce refined product margins.
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 parts per million (“ppm”) beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm, while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $750 million to $1 billion between 2014 and 2019 for capital expenditures necessary to comply with these standards.

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
Plans we may have to expand existing assets or construct new assets are subject to risks associated with societal and political pressures and other forms of opposition to the future development, transportation and use of carbon-based fuels. Such risks could adversely impact our business and ability to realize certain growth strategies.
Our anticipated growth and planned expenditures are based upon the assumption that societal sentiment will continue to enable and existing regulations will remain intact to allow for the future development, transportation and use of carbon-based fuels. A portion of our growth strategy is dependent on our ability to expand existing assets and to construct additional assets. However, policy decisions relating to the production, refining, transportation and marketing of carbon-based fuels are subject to political pressures and the influence of environmental and other special interest groups. The construction of new refinery processing units or crude oil or refined products pipelines, or the extension or expansion of existing assets, involve numerous political and legal uncertainties, many of which may cause significant delays or cost increases and most of which are beyond our control. Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities (including improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted internal rates of return and operating results, thereby limiting our ability to grow and generate cash flows.
Large capital projects can take many years to complete, and market conditions could deteriorate significantly between the project approval date and the project startup date, negatively impacting project returns. If we are unable to complete capital projects at their expected costs and in a timely manner, or if the market conditions assumed in our project economics deteriorate, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities could materially adversely affect our ability to achieve forecasted internal rates of return and operating results. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we produce. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:

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
Any one or more of these factors could have a significant impact on our ongoing capital projects. If we were unable to make up the delays associated with such factors or to recover the related costs, or if market conditions change, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

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
In addition to impacting crude oil and other feedstock supplies, political and economic factors in global markets could have a material adverse effect on us in other ways. Hostilities in the Middle East or the occurrence or threat of future terrorist attacks could adversely affect the economies of the U.S. and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause our revenues and margins to decline and limit our future growth prospects. These risks could lead to increased volatility in prices for refined products. Additionally, these risks could increase instability in the financial and insurance markets and make it more difficult and/or costly for us to access capital and to obtain the insurance coverage that we consider adequate. Additionally, tax policy, legislative or regulatory action and commercial restrictions could reduce our operating profitability. For example, the U.S. government could prevent or restrict exports of refined products or the conduct of business with certain foreign countries.
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
The U.S. government has issued warnings that energy assets in general, including the nation’s refining, pipeline and terminal infrastructure, may be future targets of terrorist organizations. The threat of terrorist attacks has subjected our operations to increased risks. Any future terrorist attacks on our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business. Similarly, any future terrorist attacks that severely disrupt the markets we serve could materially and adversely affect our results of operations, financial position and cash flows.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The location and general character of our refineries, convenience stores, pipeline systems and other important physical properties have been described by segment under Item 1. Business and are incorporated herein by reference. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. In addition, we believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. As of December 31, 2014, we were the lessee under a number of cancellable and noncancellable leases for certain properties, including land and building space, office equipment, storage facilities and transportation equipment. See Item 8. Financial Statements and Supplementary Data – Note 25 for additional information regarding our leases.

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
In January 2011, the EPA notified us of alleged violations of various statutory and regulatory provisions related to motor fuels, some of which we had previously self-reported to the EPA. Subsequently, we self-reported four additional alleged Clean Air Act violations related to motor fuels to the EPA. In July 2014, we tentatively agreed to pay a $2.75 million civil penalty as well as undertake certain projects to reduce emissions. In August and December 2014, we self-reported three similar alleged violations to the EPA. The EPA has agreed to include these incidents in the consent decree and increased the civil penalty demand to $2.9 million. We believe the ultimate resolution of this matter will not have a material impact on our consolidated results of operations, financial position or cash flows.
We have been subject to a pending enforcement matter with the Illinois Environmental Protection Agency and the Illinois attorney general’s office since 2002 concerning self-reporting of possible emission exceedences and permitting issues related to storage tanks at the Robinson, Illinois refinery. As a result of these allegations, we tentatively agreed to pay $150,000 civil penalty and undertake a supplemental environmental project involving the installation of ambient air monitors at the refinery.

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
We are involved in a number of other environmental proceedings arising in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE and traded under the symbol “MPC.” As of February 13, 2015, there were 37,906 registered holders of our common stock.
The following table reflects intraday high and low sales prices of and dividends declared on our common stock by quarter:

	2014			2013
Dollars per share	High Price	Low Price	Dividends	High Price	Low Price	Dividends
Quarter 1	$94.88	$80.68	$0.42	$92.73	$60.04	$0.35
Quarter 2	97.70	77.94	0.42	90.54	69.31	0.35
Quarter 3	92.89	75.68	0.50	76.58	62.51	0.42
Quarter 4	97.94	74.64	0.50	91.95	61.32	0.42
Year	97.94	74.64	1.84	92.73	60.04	1.54
Dividends
Our board of directors intends to declare and pay dividends on our common stock based on our financial condition and consolidated results of operations. On January 31, 2015, our board of directors approved a 50 cent per share dividend, payable March 10, 2015 to stockholders of record at the close of business on February 18, 2015.
Dividends on our common stock are limited to our legally available funds.
Issuer Purchases of Equity Securities
The following table sets forth a summary of our purchases during the quarter ended December 31, 2014, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
10/01/14-10/31/14	835,416	$82.41	834,500	$2,339,234,812
11/01/14-11/30/14	4,948,398	93.36	4,948,217	1,877,249,784
12/01/14-12/31/14	1,657,786	91.42	1,656,562	1,725,807,942
Total	7,441,600	91.70	7,439,279

(a)
The amounts in this column include 916, 181 and 1,224 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in October, November and December, respectively.

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

(c)
The $2.0 billion share repurchase authorization announced on September 26, 2013 was exhausted during the fourth quarter of 2014. On July 30, 2014, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization through July 31, 2016, resulting in $8.0 billion of total share repurchase authorizations since January 1, 2012. As of December 31, 2014, we have purchased a total of $6.27 billion of our common stock under repurchase authorizations since January 1, 2012, leaving $1.73 billion available for repurchases.

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

	Year Ended December 31,
(In millions, except per share data)	2014(a)	2013(a)	2012	2011	2010(b)
Statements of Income Data
Revenues	$97,817	$100,160	$82,243	$78,638	$62,487
Income from operations	4,051	3,425	5,347	3,745	1,011
Net income	2,555	2,133	3,393	2,389	623
Net income attributable to MPC	2,524	2,112	3,389	2,389	623
Per Share Data(c)
Basic:
Net income attributable to MPC per share	$8.84	$6.69	$9.95	$6.70	$1.75
Diluted:
Net income attributable to MPC per share	$8.78	$6.64	$9.89	$6.67	$1.74
Dividends per share	$1.84	$1.54	$1.20	0.45	—
Statements of Cash Flows Data
Net cash provided by operating activities	$3,110	$3,405	$4,492	$3,309	$2,217
Additions to property, plant and equipment	1,480	1,206	1,369	1,185	1,217
Common stock repurchased	2,131	2,793	1,350	—	—
Dividends paid	524	484	407	160	—

	December 31,
(In millions)	2014(a)	2013(a)	2012	2011	2010
Balance Sheets Data
Total assets	$30,460	$28,385	$27,223	$25,745	$23,232
Long-term debt, including capitalized leases(d)	6,637	3,396	3,361	3,307	279
Long-term debt payable to Marathon Oil and subsidiaries(e)	—	—	—	—	3,618

(a)
On September 30, 2014, we acquired Hess’ Retail Operations and Related Assets. On February 1, 2013, we acquired the Galveston Bay Refinery and Related Assets. Data presented subsequent to these acquisitions include amounts for these operations.

(b)	On December 1, 2010, we disposed of our Minnesota assets. The period prior to the disposition includes amounts for those operations.

(c)
The number of weighted average shares for 2014, 2013 and 2012 reflect the impacts of shares of common stock repurchased under our share repurchase plans. For comparative purposes and to provide a more meaningful calculation, for basic weighted average shares we assumed the 356 million shares of common stock distributed to Marathon Oil stockholders in conjunction with the Spinoff were outstanding as of the beginning of each period prior to the Spinoff. In addition, for dilutive weighted average share calculations, we assumed the 358 million dilutive securities outstanding at June 30, 2011 were also outstanding for each period prior to the Spinoff.

(d)
Includes amounts due within one year. During 2011, we issued $3.0 billion aggregate principal amount of senior notes, which replaced a portion of the debt payable to Marathon Oil and subsidiaries. During 2014, we issued $1.95 billion aggregate principal amount of senior notes and entered into a $700 million term loan agreement to fund a portion of the Hess’ Retail Operations and Related Assets acquisition. Also during 2014, MPLX entered into a $250 million term loan agreement and drew upon their credit facility to fund a portion of its purchase of additional interest in Pipe Line Holdings from MPC.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “objective,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “potential,” “seek,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements.
Corporate Overview
We are an independent petroleum refining and marketing, retail and pipeline transportation company. We currently own and operate seven refineries, all located in the United States, with an aggregate crude oil refining capacity of approximately 1.7 mmbpcd. Our refineries supply refined products to resellers and consumers within our market areas, including the Midwest, Gulf Coast, East Coast and Southeast regions of the United States. We distribute refined products to our customers through one of the largest private domestic fleets of inland petroleum product barges, one of the largest terminal operations in the United States, and a combination of MPC-owned and third-party-owned trucking and rail assets. We are one of the largest wholesale suppliers of gasoline and distillates to resellers within our market area.
We have two strong retail brands: Speedway® and Marathon®. We believe that Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,750 convenience stores in 22 states throughout the Midwest, East Coast and Southeast. The Marathon brand is an established motor fuel brand in the Midwest and Southeast regions of the United States, and is available through approximately 5,460 retail outlets operated by independent entrepreneurs in 19 states.
As of December 31, 2014, we owned, leased or had ownership interests in approximately 8,300 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas. We are one of the largest petroleum pipeline companies in the United States on the basis of total volumes delivered. Overall, we are one of the largest independent petroleum product refining, marketing, retail and transportation businesses in the United States and the largest east of the Mississippi.
Our operations consist of three reportable operating segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services they offer. See Item 1. Business for additional information on our segments.

•
Refining & Marketing—refines crude oil and other feedstocks at our seven refineries in the Gulf Coast and Midwest regions of the United States, purchases refined products and ethanol for resale and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, buyers on the spot market, our Speedway business segment and to independent entrepreneurs who operate Marathon® retail outlets.

•	Speedway—sells transportation fuels and convenience products in the retail market in the Midwest, East Coast and Southeast.

•
Pipeline Transportation—transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes the aggregated operations of MPLX.

Executive Summary
Results
Select results for 2014 and 2013 are reflected in the following table.

(In millions, except per share data)	2014	2013
Income from Operations by segment
Refining & Marketing	$3,609	$3,206
Speedway	544	375
Pipeline Transportation	280	210
Net income attributable to MPC	$2,524	$2,112
Net income attributable to MPC per diluted share	$8.78	$6.64
Net income attributable to MPC increased $412 million, or $2.14 per diluted share, in 2014 compared to 2013, primarily due to our Refining & Marketing segment.
Refining & Marketing segment income from operations increased $403 million in 2014 compared to 2013, primarily due to more favorable net product price realizations and higher U.S. Gulf Coast (“USGC”) and Chicago crack spreads, partially offset by narrower crude oil differentials and higher turnaround and other direct operating costs.
Speedway segment income from operations increased $169 million in 2014 compared to 2013, primarily due to increases in gasoline and distillate gross margin and merchandise gross margin, partially offset by higher operating expenses. These increases were primarily attributable to the acquisition of convenience stores from Hess.
Pipeline Transportation segment income from operations increased $70 million in 2014 compared to 2013, primarily due to higher pipeline transportation revenue and an increase in income from our pipeline affiliates, partially offset by an increase in operating expenses.
MPLX LP
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
As of December 31, 2014, we owned a 71.5 percent interest in MPLX, including the two percent general partner interest, and we consolidate this entity for financial reporting purposes since we have a controlling financial interest.
MPLX’s initial assets consisted of a 51 percent general partner interest in Pipe Line Holdings, which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States, and a 100 percent interest in a butane storage cavern in West Virginia. We originally retained a 49 percent limited partner interest in Pipe Line Holdings.
On May 1, 2013, we sold a five percent interest in Pipe Line Holdings to MPLX for $100 million, which was financed by MPLX with cash on hand.
On March 1, 2014, we sold MPLX a 13 percent interest in Pipe Line Holdings for $310 million. MPLX financed this transaction with $40 million of cash on-hand and $270 million of borrowings on its bank revolving credit agreement.
On October 30, 2014, we announced plans to substantially accelerate the growth of MPLX, which is expected to provide unitholders an average annual distribution growth rate percentage in the mid-20s over the next five years as we build meaningful scale more quickly. We believe this increased scale provides MPLX greater flexibility to fund organic projects and to pursue acquisition opportunities.
On December 1, 2014, we sold and contributed interests in Pipe Line Holdings totaling 30.5 percent to MPLX for $600 million in cash and 2.9 million MPLX common units valued at $200 million. MPLX financed the sales portion of this transaction with $600 million of borrowings on its bank revolving credit facility.
The sales and contribution of our interests in Pipe Line Holdings to MPLX resulted in a change of our ownership in Pipe Line Holdings, but not a change in control. We accounted for these sales as transactions between entities under common control and did not record a gain or loss.

On December 8, 2014, MPLX completed a public offering of 3.5 million common units at a price to the public of $66.68 per common unit, with net proceeds of $221 million. MPLX used the net proceeds from this offering to repay borrowings under its bank revolving credit facility and for general partnership purposes. On December 10, 2014, we exercised our right to maintain our two percent general partner interest in MPLX by purchasing 130 thousand general partner units for $9 million.

On February 12, 2015, MPLX completed its initial underwritten public offering of $500 million aggregate principal amount of four percent unsecured senior notes due February 15, 2025 (the “Senior Notes”). The Senior Notes were offered at a price to the public of 99.64 percent of par. The net proceeds of this offering were used to repay the amounts outstanding under its bank revolving credit facility, as well as for general partnership purposes.
The following table summarizes the cash distributions we received from MPLX during 2014 and 2013.

(In millions)	2014	2013
Cash distributions received from MPLX:
General partner distributions, including incentive distribution rights	$4	$1
Limited partner distributions	72	56
Total	$76	$57
The market value of the 19,980,619 MPLX common units and 36,951,515 MPLX subordinated units we owned at December 31, 2014 was $4.18 billion based on the December 31, 2014 closing unit price of $73.49. Over time, we also believe there will be substantial value attributable to our general partnership interests.
See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information on MPLX.
Acquisitions and Investments
On September 30, 2014, we acquired from Hess all of its retail locations, transport operations and shipper history on various pipelines, including approximately 40 mbpd on Colonial Pipeline, for $2.82 billion. We refer to these assets as “Hess’ Retail Operations and Related Assets” and substantially all of these assets are part of our Speedway segment. This acquisition significantly expands our Speedway presence from nine to 22 states throughout the East Coast and Southeast and is aligned with our strategy to grow higher-valued, stable cash flow businesses. This acquisition also enables us to further leverage our integrated refining and transportation operations, providing an outlet for an incremental 200 mbpd of assured sales from our refining system. The transaction was funded with a combination of debt and available cash. Our financial results and operating statistics for the periods prior to the acquisition do not include amounts for Hess’ Retail Operations and Related Assets.
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.’s SAX pipeline, which will run from Flanagan, Ill. to Patoka, Ill. and is expected to be operational in late 2015. This option resulted from our agreement to be the anchor shipper on the SAX pipeline and our commitment to the Sandpiper pipeline project. During 2014, we made contributions of $120 million to Illinois Extension Pipeline to fund our portion of the construction costs incurred-to-date on the SAX pipeline project.
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
In November 2013, we agreed with Enbridge Energy Partners to serve as an anchor shipper for the Sandpiper pipeline, which will run from Beaver Lodge, North Dakota to Superior, Wisconsin. We also agreed to fund 37.5 percent of the construction of the Sandpiper pipeline project, which is currently estimated to cost $2.6 billion, of which approximately $1.0 billion is our share. We made contributions of $192 million during 2014 and have contributed $216 million since project inception. In exchange for our commitment to be an anchor shipper and our investment in the project, we will earn an approximate 27 percent equity interest in Enbridge Energy Partners’ North Dakota System when the Sandpiper pipeline is placed into service, which is expected to be in 2017. Enbridge Energy Partners’ North Dakota System currently includes approximately 240 miles of crude oil gathering pipelines connected to a transportation pipeline that is approximately 730 miles long. We will also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements.

On August 1, 2013, we acquired from Mitsui & Co. (U.S.A.), Inc. its interests in three ethanol companies for $75 million. Under the purchase agreement, we acquired an additional 24 percent interest in TACE, bringing our ownership interest to 60 percent; a 34 percent interest in TAEI, which holds a 50 percent ownership in TAME, bringing our direct and indirect ownership interest in TAME to 67 percent; and a 40 percent interest in TAAE, which owns an ethanol production facility in Albion, Michigan. On October 1, 2013, our ownership interest in TAAE increased to 43 percent as a result of TAAE acquiring one of the owner’s interest. We hold a noncontrolling interest in each of these entities and account for them using the equity method of accounting since the minority owners have substantive participating rights.
On February 1, 2013, we acquired from BP the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites, a 1,040 megawatt electric cogeneration facility and a 50 mbpd allocation of space on the Colonial Pipeline. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” We paid $1.49 billion for these assets, which included $935 million for inventory. Pursuant to the purchase and sale agreement, we may also be required to pay BP a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. In July 2014, we paid BP $180 million for the first period’s contingent earnout. These assets are part of our Refining & Marketing and Pipeline Transportation segments. Our financial results and operating statistics for the periods prior to the acquisition do not include amounts for the Galveston Bay Refinery and Related Assets.
See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on these acquisitions and investments. See Item 8. Financial Statements and Supplementary Data – Note 26 for information regarding our future contributions to the SAX pipeline project and the Sandpiper pipeline project.
Share Repurchases
On July 30, 2014, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2016. As of December 31, 2014, our board of directors had approved $8.0 billion in total share repurchase authorizations since January 1, 2012 and we have repurchased a total of $6.27 billion of our common stock under these authorizations, leaving $1.73 billion available for repurchases. Under these authorizations, we have acquired 89 million shares at an average cost per share of $70.35.
Liquidity
As of December 31, 2014, we had cash and cash equivalents of $1.49 billion and no borrowings or letters of credit outstanding under our $2.5 billion revolving credit agreement or $1.3 billion trade receivables securitization facility. As of January 31, 2015, eligible trade receivables supported borrowings of $700 million. MPLX had $385 million of borrowings outstanding under its $1 billion revolving credit agreement as of December 31, 2014.
The above discussion contains forward-looking statements with respect to the estimated construction costs, timing and completion of the Sandpiper and SAX pipeline projects and the share repurchase authorizations. Factors that could affect the estimated construction costs, timing and completion of the Sandpiper and SAX pipeline projects, include, but are not limited to, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third-party approvals and other risks customarily associated with construction projects. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.
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

Refined product prices have historically moved relative to international crude oil prices like Brent crude. In recent years, domestic U.S. crude oils, such as WTI and LLS, traded at prices less than Brent due to the growth in U.S. crude oil production, logistical constraints and other market factors. These price discounts compared to Brent favorably impacted the LLS 6-3-2-1 crack spread. During 2011 and continuing through the first half of 2013, WTI traded at prices significantly less than Brent and LLS, which favorably impacted our Refining & Marketing gross margin. The differential between WTI and LLS significantly narrowed during the second half of 2013 with a further narrowing broadly continuing through 2014. In addition, the differential between LLS and Brent narrowed significantly during the second half of 2014. The spread between domestic crude oils and Brent could remain narrow if there is a change in existing U.S. energy policy regarding crude oil exports, or if low crude oil prices reduce U.S. crude oil production growth substantially. If either were to occur, it could reduce our Refining & Marketing gross margin.
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
Future crude oil differentials will be dependent on a variety of market and economic factors, as well as U.S. energy policy.
The following table provides sensitivities showing an estimated change in annual net income due to potential changes in market conditions.

(In millions, after-tax)
LLS 6-3-2-1 crack spread sensitivity(a) (per $1.00/barrel change)	$450
Sweet/sour differential sensitivity(b) (per $1.00/barrel change)	200
LLS-WTI differential sensitivity(c) (per $1.00/barrel change)	100
Natural gas price sensitivity (per $1.00/million British thermal unit change)	140

(a)	Weighted 38 percent Chicago and 62 percent USGC LLS 6-3-2-1 crack spreads and assumes all other differentials and pricing relationships remain unchanged.

(b)	LLS (prompt) – [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

(c)	Assumes 20 percent of crude oil throughput volumes are WTI-based domestic crude oil.
In addition to the market changes indicated by the crack spreads, the sweet/sour differential and the discount of WTI to LLS, our Refining & Marketing gross margin is impacted by factors such as:

•	the types of crude oil and other charge and blendstocks processed;

•	our refinery yields;

•	the selling prices realized for refined products;

•	the impact of commodity derivative instruments used to hedge price risk;

•	the cost of products purchased for resale; and

•	the potential impact of lower of cost or market adjustments to inventories in periods of declining prices.
Inventories are stated at the lower of cost or market. The cost of our crude oil and refined product inventories is determined under the last in, first out (“LIFO”) method. During periods of rapidly declining prices, the LIFO cost basis of our crude oil and refined product inventories may have to be written down to market value. Despite a significant drop in refined product prices in 2014, we determined that the LIFO cost basis of our crude oil and refined product inventories was recoverable as of December 31, 2014. If prices decrease further in 2015, we may be required to recognize a lower of cost or market adjustment to these inventories, which totaled approximately 96 million barrels as of December 31, 2014.
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

Year	Refinery
2014	Catlettsburg, Galveston Bay, Garyville and Robinson
2013	Canton, Catlettsburg, Galveston Bay, Garyville and Robinson
2012	Catlettsburg, Detroit, Garyville and Robinson

The table below sets forth the location and daily crude oil refining capacity of each of our refineries at December 31 of each year.

	Crude Oil Refining Capacity (mbpcd)
Refinery	2014	2013	2012
Garyville, Louisiana	522	522	522
Galveston Bay, Texas City, Texas(a)	451	451	N/A
Catlettsburg, Kentucky	242	242	240
Robinson, Illinois	212	212	206
Detroit, Michigan	130	123	120
Canton, Ohio	90	80	80
Texas City, Texas	84	84	80
Total	1,731	1,714	1,248

(a)	We acquired the Galveston Bay refinery on February 1, 2013.
Speedway
Our retail marketing gross margin for gasoline and distillate, which is the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, impacts the Speedway segment profitability. Numerous factors impact gasoline and distillate demand throughout the year, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. Gasoline demand in PADD 2 is estimated to have grown by about half a percent in 2014 after climbing by 1.4 percent in 2013. Meanwhile, gasoline demand in PADD 1 is estimated to have grown by 1.5 percent in 2014 after a 1.5 percent decline in 2013, reversing a three-year trend of declines and returning to 2012 levels. Strong economic growth in the last three quarters of 2014 and strongly falling prices throughout the second half supported gasoline demand. Distillate demand was supported by severe winter temperatures in early 2014 and a very strong harvest season. PADD 2 distillate demand is estimated to have grown by 3.7 percent in 2014 after climbing by 1.6 percent in 2013. PADD 1 estimated distillate demand grew over five percent after climbing by 8.8 percent in 2013. Market demand increases for gasoline and distillate generally increase the product margin we can realize. The gross margin on merchandise sold at convenience stores historically has been less volatile and has contributed substantially to Speedway’s gross margin. More than half of Speedway’s gross margin was derived from merchandise sales in 2014. Speedway’s convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items.
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

Results of Operations
Consolidated Results of Operations

(In millions)	2014	2013	2014 vs. 2013 Variance	2012	2013 vs. 2012 Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$97,817	$100,160	$(2,343)	$82,243	$17,917
Income from equity method investments	153	36	117	26	10
Net gain on disposal of assets	21	6	15	177	(171)
Other income	111	52	59	46	6
Total revenues and other income	98,102	100,254	(2,152)	82,492	17,762
Costs and expenses:
Cost of revenues (excludes items below)	83,770	87,401	(3,631)	68,668	18,733
Purchases from related parties	505	357	148	280	77
Consumer excise taxes	6,685	6,263	422	5,709	554
Depreciation and amortization	1,326	1,220	106	995	225
Selling, general and administrative expenses	1,375	1,248	127	1,223	25
Other taxes	390	340	50	270	70
Total costs and expenses	94,051	96,829	(2,778)	77,145	19,684
Income from operations	4,051	3,425	626	5,347	(1,922)
Net interest and other financial income (costs)	(216)	(179)	(37)	(109)	(70)
Income before income taxes	3,835	3,246	589	5,238	(1,992)
Provision for income taxes	1,280	1,113	167	1,845	(732)
Net income	2,555	2,133	422	3,393	(1,260)
Less net income attributable to noncontrolling interests	31	21	10	4	17
Net income attributable to MPC	$2,524	$2,112	$412	$3,389	$(1,277)
Net income attributable to MPC increased $412 million in 2014 compared to 2013 and decreased $1.28 billion in 2013 compared to 2012, primarily due to our Refining & Marketing segment income from operations, which increased $403 million in 2014 compared to 2013 and decreased $1.89 billion in 2013 compared to 2012. The increase in Refining & Marketing segment income from operations in 2014 was primarily due to more favorable net product price realizations and higher USGC and Chicago crack spreads, partially offset by narrower crude oil differentials and higher turnaround and other direct operating costs. The decrease in 2013 was primarily due to narrower crude oil differentials and lower net product price realizations, partially offset by higher refinery throughput and sales volumes.
Sales and other operating revenues (including consumer excise taxes) decreased $2.34 billion in 2014 compared to 2013 and increased $17.92 billion in 2013 compared to 2012. The decrease in 2014 was primarily due to lower refined product sales prices, partially offset by an increase in refined product sales volumes and higher merchandise sales for our Speedway segment primarily attributable to the convenience stores acquired from Hess. The increase in 2013 was primarily due to higher refined product sales volumes, which were primarily associated with the acquisition of the Galveston Bay refinery in February 2013, partially offset by a decrease in refined product sales prices. Consolidated refined product sales increased 52 mbpd in 2014 compared to 2013 and 468 mbpd in 2013 compared to 2012.
Income from equity method investments increased $117 million in 2014 compared to 2013 and $10 million in 2013 compared to 2012. The increase in 2014 was primarily due to increases in income from our ethanol affiliates of $68 million and income from our pipeline affiliates of $49 million. The increase in income from our ethanol affiliates includes the affects of our acquisition of interests in TAAE, TACE and TAEI in August 2013. The higher income from our pipeline affiliates is primarily due to increases from LOOP LLC (“LOOP”) and Explorer, which is now accounted for as an equity method investment following our acquisition of an increased ownership interest in this pipeline company. The increase in 2013 was primarily due to an increase in income from our ethanol investments of $34 million, partially offset by a decrease in income from our investment in LOOP of $17 million. The increase in income from ethanol investments was primarily due to higher income in 2013 compared to 2012 and the acquisition of interests in TAAE, TACE and TAEI in 2013.

Net gain on disposal of assets increased $15 million in 2014 compared to 2013 and decreased $171 million in 2013 compared to 2012, primarily due to the sale of two terminals and terminal assets in 2014 and a $171 million gain recognized in the third quarter of 2012 associated with the settlement agreement with the buyer of our Minnesota assets. See Item 8. Financial Statements and Supplementary Data – Note 6 for additional information on the Minnesota assets sale and subsequent settlement agreement with the buyer.
Other income increased $59 million in 2014 compared to 2013 and $6 million in 2013 compared to 2012. The increase in 2014 was primarily due to higher gains on sales of excess Renewable Identification Numbers (“RINs”) of $74 million, partially offset by an $11 million impairment in 2014 of an investment in a company accounted for using the cost method. The increase in 2013 was primarily due to higher gains on sales of excess RINs and dividends received from a pipeline affiliate, partially offset by the absence of $12 million of dividends received from our preferred equity interest in the buyer of our Minnesota assets during the third quarter of 2012.
Cost of revenues decreased $3.63 billion in 2014 compared to 2013 and increased $18.73 billion in 2013 compared to 2012. The decrease in 2014 was primarily due to:

•
a decrease in refined product cost of sales of $5.01 billion, primarily due to a decrease in our average crude oil costs of $9.30 per barrel, partially offset by an increase in refined product sales volumes;

•
partially offset by an increase in refinery direct operating costs of $913 million, or $1.37 per barrel of total refinery throughput, which included costs associated with significant planned turnaround activity; and

•	an increase in merchandise cost of sales for our Speedway segment of $327 million, primarily attributable to the convenience stores acquired from Hess.
The increase in 2013 was primarily due to:

•	an increase in refined product cost of sales of $17.09 billion, primarily due to an increase in refined product sales volumes attributable to the acquisition of the Galveston Bay refinery; and

•
an increase in refinery direct operating costs of $1.62 billion, or $1.11 per barrel of total refinery throughput, primarily attributable to the addition of the Galveston Bay refinery, which had higher operating costs per barrel of throughput than the average of our other six refineries.

Purchases from related parties increased $148 million in 2014 compared to 2013 and $77 million in 2013 compared to 2012. The increase in 2014 was primarily due to acquisitions of ownership interests in TAAE in August 2013 and Explorer in March 2014, resulting in purchases from these companies totaling $118 million in 2014 and $24 million in 2013, being reported as purchases from related parties while purchases from these companies prior to these acquisitions were reported as cost of revenues. In addition, we also had an increase in purchases from LOOP of $45 million in 2014. The increase in 2013 was primarily due to higher ethanol volumes purchased from our ethanol investments, partially offset by lower ethanol prices and decreases in purchases from pipeline affiliates, including Centennial Pipeline LLC (“Centennial”).
Consumer excise taxes increased $422 million in 2014 compared to 2013 and $554 million in 2013 compared to 2012, primarily due to increases in taxable refined product sales volumes, including the effects of the acquisitions of the Galveston Bay Refinery and Related Assets and Hess’ Retail Operations and Related Assets.
Depreciation and amortization increased $106 million in 2014 compared to 2013 and $225 million in 2013 compared to 2012. The increase in 2014 was primarily due to completion of certain capital investments at our Galveston Bay refinery, an increase in the number of convenience stores in our Speedway segment and the implementation of corporate-level information technology projects, partially offset by an impairment of a light products terminal in 2013. The increase in 2013 was primarily due to the completion of the heavy oil upgrading and expansion project at our Detroit, Michigan refinery in late 2012 and our acquisition of the Galveston Bay Refinery and Related Assets in February 2013.
Selling, general and administrative expenses increased $127 million in 2014 compared to 2013, primarily due to increases in contract services, employee compensation and benefit expenses and credit card processing fees.

Other taxes increased $50 million in 2014 compared to 2013 and $70 million in 2013 compared to 2012. The increase in 2014 was primarily due to increases in property taxes of $30 million, payroll taxes of $27 million and environmental taxes of $11 million, partially offset by decreases in other tax expenses. These increases were attributable to a number of factors including the acquisitions of the Galveston Bay Refinery and Related Assets and Hess’ Retail Operations and Related Assets and the absence of a Federal Oil Spill Tax refund received in 2013. The increase in 2013 was primarily due to increases in property taxes of $41 million, payroll taxes of $21 million and sales and use tax expense of $13 million. The increases in 2013 were attributable to a number of factors including the completion of the heavy oil upgrading and expansion project at our Detroit refinery, the acquisition of the Galveston Bay Refinery and Related Assets and Speedway’s acquisition of 97 convenience stores in 2012.
Net interest and other financial costs increased $37 million in 2014 compared to 2013 and $70 million in 2013 compared to 2012. The increase in 2014 was primarily due to an increase in long-term debt related to the acquisition of Hess’ Retail Operations and Related Assets and MPLX’s acquisition of additional interest in Pipe Line Holdings. The increase in 2013 was primarily due to a decrease in capitalized interest in 2013 due to the completion of the Detroit refinery heavy oil upgrading and expansion project in late 2012. We capitalized interest of $27 million in 2014, $28 million in 2013 and $101 million in 2012.
Provision for income taxes increased $167 million in 2014 compared to 2013 and decreased $732 million in 2013 compared to 2012, primarily due to our income before income taxes, which increased $589 million in 2014 compared to 2013 and decreased $1.99 billion in 2013 compared to 2012. The effective tax rates in 2014, 2013 and 2012 are equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense. See Item 8. Financial Statements and Supplementary Data – Note 13 for further details.
Segment Results
Revenues are summarized by segment in the following table.

(In millions)	2014	2013	2012
Refining & Marketing	$91,734	$94,910	$76,710
Speedway	16,932	14,475	14,243
Pipeline Transportation	597	537	459
Segment revenues	$109,263	$109,922	$91,412
Items included in both revenues and costs:
Consumer excise taxes	$6,685	$6,263	$5,709
Refining & Marketing segment revenues decreased $3.18 billion in 2014 compared to 2013 and increased $18.20 billion in 2013 compared to 2012. The decrease in 2014 was primarily due to lower refined product sales prices, partially offset by an increase in refined product sales volumes. The increase in 2013 was primarily due to an increase in refined product sales volumes related to the Galveston Bay refinery acquired in February 2013, partially offset by lower refined product selling prices. The table below shows our Refining & Marketing segment refined product sales volumes and prices.

	2014	2013	2012
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day)(a)	2,125	2,075	1,599
Refined product sales destined for export (thousands of barrels per day)	275	218	123
Average refined product sales prices (dollars per gallon)	$2.71	$2.87	$3.00

(a)	Includes intersegment sales and sales destined for export.
The table below shows the average refined product benchmark prices for our marketing areas.

(Dollars per gallon)	2014	2013	2012
Chicago spot unleaded regular gasoline	$2.55	$2.76	$2.84
Chicago spot ultra-low sulfur diesel	2.80	3.01	3.01
USGC spot unleaded regular gasoline	2.49	2.69	2.81
USGC spot ultra-low sulfur diesel	2.71	2.97	3.05

Refining & Marketing intersegment sales to our Speedway segment increased $1.62 billion in 2014 compared to 2013 and $512 million in 2013 compared to 2012, primarily due to increases in intersegment refined product sales volumes, partially offset by lower refined product sales prices. The increase in intersegment refined product sales volumes for 2014 was primarily due to the acquisition of convenience stores from Hess.

	2014	2013	2012
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$10,912	$9,294	$8,782
Refined product sales volumes (millions of gallons)	3,766	2,976	2,727
Average refined product sales prices (dollars per gallon)	$2.89	$3.11	$3.21
Speedway segment revenues increased $2.46 billion in 2014 compared to 2013 and $232 million in 2013 compared to 2012, primarily due to increases in gasoline and distillate sales of $1.98 billion and $138 million, respectively, and increases in merchandise sales of $476 million and $77 million, respectively. The increases in gasoline and distillate sales were primarily due to volume increases of 796 million gallons and 119 million gallons, respectively, primarily due to increases in the number of convenience stores, partially offset by decreases in gasoline and distillate selling prices of $0.20 per gallon and $0.09 per gallon, respectively. The increases in merchandise sales were primarily due to increases in the number of convenience stores and higher same store sales. The increase in the number of convenience stores for 2014 was primarily due to the acquisition of convenience stores from Hess.
The following table includes certain revenue statistics for the Speedway segment.

	2014	2013	2012
Convenience stores at period-end	2,746	1,478	1,464
Gasoline & distillate sales (millions of gallons)	3,942	3,146	3,027
Average gasoline & distillate sales prices (dollars per gallon)	$3.25	$3.45	$3.54
Merchandise sales (in millions)	$3,611	$3,135	$3,058
Same store gasoline sales volume (period over period)	(0.7)%	0.5%	(0.8)%
Same store merchandise sales (period over period)(a)	5.0%	4.3%	7.0%

(a)	Excludes cigarettes.
Pipeline Transportation segment revenue increased $60 million in 2014 compared to 2013 and $78 million in 2013 compared to 2012. The increase in 2014 was primarily due to an increase in revenue related to volume deficiency credits and higher average tariffs received on crude oil and refined products shipped, partially offset by lower refined products and crude oil pipeline throughput volumes. The increase in 2013 was primarily due to higher average tariffs received on the volumes of crude oil and products shipped, higher crude oil throughput volumes and an increase in storage fees and other revenue.
The following table includes throughput volumes for the Pipeline Transportation segment.

	2014	2013	2012
Pipeline Throughputs (thousands of barrels per day):(a)
Crude oil pipelines	1,241	1,293	1,191
Refined products pipelines	878	911	980
Total	2,119	2,204	2,171

(a)	On owned common-carrier pipelines, excluding equity method investments.

Income before income taxes and income from operations by segment are summarized in the following table.

(In millions)	2014	2013	2012
Income from operations by segment:
Refining & Marketing	$3,609	$3,206	$5,098
Speedway	544	375	310
Pipeline Transportation(a)	280	210	216
Items not allocated to segments:
Corporate and other unallocated items(a)	(286)	(271)	(336)
Minnesota Assets sale settlement gain	—	—	183
Pension settlement expenses(b)	(96)	(95)	(124)
Income from operations	4,051	3,425	5,347
Net interest and other financial income (costs)	(216)	(179)	(109)
Income before income taxes	$3,835	$3,246	$5,238

(a)
Included in the Pipeline Transportation segment for 2014, 2013 and 2012 are $19 million, $20 million and $4 million of corporate overhead expenses attributable to MPLX, which were included in items not allocated to segments prior to MPLX’s October 31, 2012 initial public offering. These expenses are not currently allocated to other segments.

(b)	See Item 8. Financial Statements and Supplementary Data – Note 23.
Refining & Marketing segment income from operations increased $403 million in 2014 compared to 2013 and decreased $1.89 billion in 2013 compared to 2012. The increase in 2014 was primarily due to more favorable net product price realizations and higher USGC and Chicago crack spreads, partially offset by narrower crude oil differentials and higher turnaround and other direct operating costs. The decrease in 2013 was primarily due to narrower crude oil differentials and lower net product price realizations, partially offset by higher refinery throughput and sales volumes.
The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

(Dollars per barrel)	2014	2013	2012
Chicago LLS 6-3-2-1(a)(b)	$9.56	$8.16	$6.74
USGC LLS 6-3-2-1(a)	7.23	6.24	6.67
Blended 6-3-2-1(a)(c)	8.11	6.97	6.71
LLS	96.90	107.38	111.67
WTI	92.91	98.05	94.15
LLS – WTI crude oil differential(a)	3.99	9.33	17.52
Sweet/Sour crude oil differential(a)(d)	6.97	8.53	12.47

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 38/62 percent in 2014, 38/62 percent in 2013 and 52/48 percent in 2012 based on MPC’s refining capacity by region in each period.

(d)	LLS (prompt) – [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Based on the market indicators above and our refinery throughputs, we estimate the following impacts on Refining & Marketing segment income from operations for 2014 compared to 2013 and for 2013 compared to 2012:

•
The Chicago LLS 6-3-2-1 crack spread increased $1.40 per barrel in 2014 compared to 2013 and $1.42 per barrel in 2013 compared to 2012, which had positive impacts on segment income of $354 million and $291 million, respectively.

•
The USGC LLS 6-3-2-1 crack spread increased $0.99 per barrel in 2014 compared to 2013 which had a positive impact on segment income of $407 million. The USGC LLS 6-3-2-1 crack spread decreased $0.43 per barrel in 2013 compared to 2012. This decrease was offset by an increase in refinery throughput volumes, primarily due to the acquisition of the Galveston Bay refinery, which resulted in a positive impact to segment income of $949 million in 2013 compared to 2012.

•
The LLS-WTI crude oil differential narrowed $5.34 per barrel in 2014 compared to 2013 and $8.19 per barrel in 2013 compared to 2012, which had negative impacts on segment income of $695 million and $978 million, respectively.

•
The sweet/sour crude oil differential narrowed $1.56 per barrel in 2014 compared to 2013 and $3.94 per barrel in 2013 compared to 2012, which had negative impacts on segment income of $489 million and $273 million, respectively. The unfavorable impact from 2013 compared to 2012 was partially offset by higher refinery throughput and sales volumes.

The market indicators shown above use spot market values and an estimated mix of crude purchases and products sold. Differences in our results compared to these market indicators, including product price realizations, mix and crude costs as well as other items like refinery yields and other feedstock variances, had estimated positive impacts on Refining & Marketing segment income of $1.73 billion in 2014 compared to 2013 and $298 million in 2013 compared to 2012. We estimate the positive impact for 2014 was primarily due to more favorable net product price realizations as compared to spot market values and a favorable effect from valuing year end inventories using the LIFO method of accounting. We estimate the positive impact for 2013 was primarily due to favorable crude oil and feedstock acquisition costs compared to market indicators, partially offset by lower product price realizations.
In the fourth quarter of 2014, we recognized a build in our crude oil and refined products inventories. For purposes of our annual LIFO inventory costing, this increase in inventory is recorded based on pricing at the beginning of 2014, which was substantially higher than fourth quarter prices. As a result, Refining & Marketing segment income for the fourth quarter reflects a favorable effect of approximately $240 million. Comparing 2014 to 2013, the favorable LIFO impact was approximately $130 million.
The following table summarizes our refinery throughputs.

	2014	2013	2012
Refinery throughputs (thousands of barrels per day):
Crude oil refined	1,622	1,589	1,195
Other charge and blendstocks	184	213	168
Total	1,806	1,802	1,363
Sour crude oil throughput percent	52	53	53
WTI-priced crude oil throughput percent	19	21	28
Total refinery throughputs increased 439 mbpd in 2013 compared to 2012, primarily due to the Galveston Bay refinery, which we acquired on February 1, 2013.
The following table includes certain key operating statistics for the Refining & Marketing segment.

	2014	2013	2012
Refining & Marketing gross margin (dollars per barrel)(a)	$15.05	$13.24	$17.85
Refinery direct operating costs (dollars per barrel):(b)
Planned turnaround and major maintenance	$1.80	$1.20	$1.00
Depreciation and amortization	1.41	1.36	1.44
Other manufacturing(c)	4.86	4.14	3.15
Total	$8.07	$6.70	$5.59

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)	Per barrel of total refinery throughputs.

(c)	Includes utilities, labor, routine maintenance and other operating costs.

Refinery direct operating costs increased $1.37 per barrel in 2014 compared to 2013 and $1.11 per barrel in 2013 compared to 2012, which include increases in planned turnaround and major maintenance costs of $0.60 per barrel and $0.20 per barrel, respectively, and increases in other manufacturing costs of $0.72 per barrel and $0.99 per barrel, respectively. The increase in planned turnaround and major maintenance costs for 2014 was primarily attributable to the Galveston Bay, Robinson and Catlettsburg refineries, partially offset by decreases at the Garyville and Canton refineries. The increase in planned turnaround and major maintenance costs for 2013 was primarily attributable to the Galveston Bay refinery. The increases in other manufacturing costs were primarily attributable to higher energy costs, catalyst expenses and routine maintenance costs for 2014 and the addition of the Galveston Bay refinery for 2013, which had higher operating costs per barrel of throughput than the average of our other six refineries.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $141 million in 2014, $264 million in 2013 and $105 million in 2012. The decrease in 2014 was primarily due to decreases in the average cost of ethanol and biomass-based biodiesel RINs and decreases in our estimated advanced biofuel and ethanol obligation volumes. The increase in 2013 was primarily due to increases in the average cost of ethanol and biodiesel RINs.
Speedway segment income from operations increased $169 million in 2014 compared to 2013 and $65 million in 2013 compared to 2012, primarily due to increases in our gasoline and distillate gross margin of $246 million and $54 million, respectively, and increases in our merchandise gross margin of $150 million and $30 million, respectively, partially offset by higher operating expenses. The increases were primarily attributable to increases in the number of convenience stores, which for 2014 was primarily due to the acquisition of convenience stores from Hess. The increases in merchandise gross margin were related to a combination of higher merchandise and food sales and improved margins. The convenience stores acquired from Hess contributed $113 million to Speedway segment income from operations in 2014.
The following table includes margin statistics for the Speedway segment.

	2014	2013	2012
Gasoline & distillate gross margin (dollars per gallon)(a)	$0.1775	$0.1441	$0.1318
Merchandise gross margin (in millions)	$975	$825	$795
Merchandise gross margin percent	27.0%	26.3%	26.0%

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.
Pipeline Transportation segment income from operations increased $70 million in 2014 compared to 2013 and decreased $6 million in 2013 compared to 2012. The increase in 2014 was primarily due to higher pipeline transportation revenue and an increase in income from our pipeline affiliates, which was primarily attributable to our investment in LOOP, partially offset by an increase in operating expenses primarily attributable to the proposed Cornerstone pipeline project and pipeline maintenance costs. The decrease in 2013 was primarily due to higher operating expenses and depreciation and lower pipeline affiliate income, partially offset by higher transportation revenue. The higher expenses and revenues were primarily attributable to the formation of MPLX.
Corporate and other unallocated expenses increased $15 million in 2014 compared to 2013 and decreased $65 million in 2013 compared to 2012, primarily due to costs incurred in connection with the acquisition of Hess’ Retail Operations and Related Assets in 2014 and lower unallocated employee benefit expenses and lower employee incentive compensation expenses in 2013 compared to 2012.
We recognized a gain of $183 million in 2012 associated with the settlement agreement with the buyer of our Minnesota assets, which included $86 million of the deferred gain that was recorded when the sale transaction was originally closed. See Item 8. Financial Statements and Supplementary Data – Note 6 for additional information on the Minnesota assets sale and subsequent settlement with the buyer.
We recorded pretax pension settlement expenses of $96 million in 2014, $95 million in 2013 and $124 million in 2012 resulting from the level of employee lump sum retirement distributions that occurred during these years.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $1.49 billion at December 31, 2014 compared to $2.29 billion at December 31, 2013. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years is presented in the following table.

(In millions)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$3,110	$3,405	$4,492
Investing activities	(4,543)	(2,756)	(1,452)
Financing activities	635	(3,217)	(1,259)
Total	$(798)	$(2,568)	$1,781
Net cash provided by operating activities decreased $295 million in 2014 compared to 2013, primarily due to unfavorable changes in working capital of $892 million compared to 2013, partially offset by an increase in net income of $422 million and non-cash income adjustments of $175 million. Net cash provided by operating activities decreased $1.09 billion in 2013 compared to 2012, primarily due to decreases in net income of $1.26 billion and non-cash income adjustments of $453 million, partially offset by favorable changes in working capital of $626 million compared to 2012.
For 2014, changes in working capital were a net $694 million use of cash, primarily due to a decrease in accounts payable and accrued liabilities and an increase in inventories, partially offset by a decrease in current receivables. Changes from December 31, 2013 to December 31, 2014 per the consolidated balance sheets, excluding the impact of acquisitions, were as follows:

•	Accounts payable decreased $1.65 billion from year-end 2013, primarily due to lower crude oil payable prices, partially offset by higher crude oil payable volumes.

•	Inventories increased $796 million from year-end 2013, primarily due to higher refined product and crude oil inventory volumes.

•	Current receivables decreased $1.63 billion from year-end 2013, primarily due to lower refined product and crude oil receivable prices.
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
For 2012, changes in working capital were a net $428 million use of cash, primarily due to a decrease in accounts payable and accrued liabilities resulting primarily from reductions in crude oil prices and payable volumes, partially offset by a decrease in current receivables resulting primarily from reductions in crude oil prices and receivable volumes.
Cash flows used in investing activities increased $1.79 billion in 2014 compared to 2013 and $1.30 billion in 2013 compared to 2012. The investing activity is further discussed below.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to total capital expenditures and investments follows for each of the last three years.

(In millions)	2014	2013	2012
Additions to property, plant and equipment per consolidated statements of cash flows	$1,480	$1,206	$1,369
Non-cash additions to property, plant and equipment	4	—	—
Asset retirement expenditures	2	—	—
Increase (decrease) in capital accruals	95	73	(117)
Investments in equity method investees	413	124	28
Total capital expenditures and investments before acquisitions	1,994	1,403	1,280
Acquisitions(a)	2,744	1,386	180
Total capital expenditures and investments	$4,738	$2,789	$1,460

(a)
The 2014 acquisitions include the acquisition of Hess’ Retail Operations and Related Assets. The 2013 acquisitions include the acquisition of the Galveston Bay Refinery and Related Assets. The acquisition numbers above include property, plant and equipment and intangibles. See Item 8. Financial Statements and Supplementary Data – Note 5 for further details.

Capital expenditures and investments for each of the last three years are summarized by segment below.

(In millions)	2014	2013	2012
Capital expenditures and investments:(a)(b)
Refining & Marketing	$1,104	$2,094	$705
Speedway	2,981	296	340
Pipeline Transportation	543	234	211
Corporate and Other(c)	110	165	204
Total	$4,738	$2,789	$1,460

(a)	Capital expenditures include changes in capital accruals.

(b)
Includes $2.71 billion in 2014 for the acquisition of Hess’ Retail Operations and Related Assets and $1.36 billion in 2013 for the acquisition of the Galveston Bay Refinery and Related Assets. See Item 8. Financial Statements and Supplementary Data – Note 5.

(c)	Includes capitalized interest of $27 million, $28 million and $101 million for 2014, 2013 and 2012, respectively.
The acquisition of Hess’ Retail Operations and Related Assets comprised 58 percent of our total capital spending in 2014. The acquisition of the Galveston Bay Refinery and Related Assets comprised 49 percent of our total capital spending in 2013. The Detroit refinery heavy oil upgrading and expansion project, which we completed in 2012, comprised 46 percent (excluding capitalized interest associated with this project) of our Refining & Marketing segment capital spending in 2012.
Cash provided by disposal of assets totaled $27 million, $16 million and $53 million in 2014, 2013 and 2012, respectively. The $53 million of cash from asset disposals in 2012 primarily included proceeds from a settlement agreement with the buyer of our Minnesota assets.
Net investments were a $404 million use of cash in 2014 compared to a $74 million use of cash in 2013 and a $51 million source of cash in 2012. The change in 2014 compared to 2013 was primarily due to increases in contributions to the Sandpiper and SAX pipeline projects of $287 million and our investment in Explorer of $77 million, partially offset by a return of capital from our ethanol affiliates of $9 million. The change in 2013 compared to 2012 was primarily due to investments in our ethanol affiliates of $75 million and the Sandpiper pipeline project of $24 million.
Financing activities were a $635 million source of cash in 2014, a $3.22 billion use of cash in 2013 and a $1.26 billion use of cash in 2012. The sources of cash primarily consisted of net long-term debt borrowings in 2014 and proceeds from the issuance of MPLX common units in 2014 and 2012. The uses of cash in all three years primarily consisted of common stock repurchases through open market purchases and our ASR programs and dividend payments.
Long-term debt borrowings and repayments were a net $3.25 billion source of cash in 2014 compared to a $21 million use of cash in 2013 and a $17 million use of cash in 2012. During 2014, we issued $1.95 billion aggregate principal amount of senior unsecured notes and borrowed $700 million under a term loan credit agreement to finance the acquisition of Hess’ Retail Operations and Related Assets. In addition, MPLX had net borrowings of $635 million under its revolving credit agreement and term loan agreement. See Item 8. Financial Statements and Supplementary Data – Note 20 for additional information on our long-term debt.

Cash used in common stock repurchases totaled $2.13 billion in 2014, $2.79 billion in 2013 and $1.35 billion in 2012 associated with the share repurchase plans authorized by our board of directors. The table below summarizes our total share repurchases. See Item 8. Financial Statements and Supplementary Data – Note 10 for further discussion of the share repurchase plans.

(In millions, except per share data)	2014	2013	2012
Number of shares repurchased(a)	24	37	28
Cash paid for shares repurchased	$2,131	$2,793	$1,350
Effective average cost per delivered share	$88.63	$76.14	$46.73

(a)	Shares repurchased in 2013 includes 1 million shares received under the November 2012 ASR program, which were paid for in 2012.
Cash used in dividend payments totaled $524 million in 2014, $484 million in 2013 and $407 million in 2012. The increases were primarily due to increases in our base dividend, partially offset by a decrease in the number of outstanding shares of our common stock as a result of share repurchases. Dividends per share were $1.84 in 2014, $1.54 in 2013 and $1.20 in 2012.
Cash proceeds from the issuance of MPLX common units were $221 million in 2014 and $407 million in 2012. The initial public offering in 2012 represented the sale of a 26.4 percent interest in MPLX. See Item 8. Financial Statements and Supplementary Data – Note 4 for further discussion of MPLX.
Derivative Instruments
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $5.27 billion at December 31, 2014 consisting of:

	December 31, 2014
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Revolving credit agreement(a)	$2,500	$—	$2,500
Trade receivables securitization facility(b)	1,280	—	1,280
Total	$3,780	$—	$3,780
Cash and cash equivalents			1,494
Total liquidity			$5,274

(a)	Excludes MPLX’s $1 billion revolving credit agreement, which had $385 million of borrowings outstanding as of December 31, 2014.

(b)
Availability under our $1.3 billion trade receivables securitization facility is a function of refined product selling prices, which will be lower in a sustained lower price environment. As of January 31, 2015, eligible trade receivables supported borrowings of $700 million.

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
MPC Revolving Credit Agreement – We have a $2.5 billion unsecured revolving credit agreement (“Credit Agreement”) in place with a maturity date of September 14, 2017. The Credit Agreement includes letter of credit issuing capacity of up to $2.0 billion and swingline loan capacity of up to $100 million. We may increase our borrowing capacity under the Credit Agreement by up to an additional $500 million, subject to certain conditions including the consent of the lenders whose commitments would be increased. In addition, the maturity date may be extended for up to two additional one-year periods subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, provided that the commitments of any non-consenting lenders will be terminated on the then-effective maturity date.
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

There were no borrowings or letters of credit outstanding at December 31, 2014.
Trade receivables securitization facility – On December 18, 2013, we entered into a three-year, $1.3 billion trade receivables securitization facility with a group of financial institutions that act as committed purchasers, conduit purchasers, letter of credit issuers and managing agents under the facility. The facility is evidenced by a Receivables Purchase Agreement and a Second Amended and Restated Receivables Sale Agreement and replaces the previously existing accounts receivable facility that was set to expire on June 30, 2014.
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
Proceeds from the sale of undivided percentage ownership interests in qualifying receivables under the facility will be reflected as debt on our consolidated balance sheet. We will remain responsible for servicing the receivables sold to the purchasing group. TRC pays floating-rate interest charges and usage fees on amounts outstanding under the facility, if any, and certain other fees related to the administration of the facility and letters of credit that are issued and outstanding under the facility.
As of December 31, 2014, eligible trade receivables supported borrowings of $1.28 billion. There were no borrowings outstanding at December 31, 2014. Availability under our trade receivables securitization facility is a function of refined product selling prices, which will be lower in a sustained lower price environment. As of January 31, 2015, eligible trade receivables supported borrowings of $700 million.
MPLX Credit Agreement – On November 20, 2014, MPLX entered into a credit agreement with a syndicate of lenders (“MPLX Credit Agreement”), which provides for a five-year $1 billion bank revolving credit facility and a $250 million term loan facility. The maturity date on both facilities is November 20, 2019.
The bank revolving credit facility includes letter of credit issuing capacity of up to $250 million and swingline loan capacity of up to $100 million. The borrowing capacity under the MPLX Credit Agreement may be increased by up to an additional $500 million, subject to certain conditions, including the consent of the lenders whose commitments would increase. In addition, the maturity date may be extended up to two additional one-year periods subject to the approval of lenders holding the majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will be terminated on the original maturity date.
The term loan facility was drawn in full on November 20, 2014. The maturity date for the term loan facility may be extended for up to two additional one-year periods subject to the consent of the lenders holding a majority of the outstanding term loan borrowings, provided that the portion of the term loan borrowings held by any non-consenting lenders will continue to be due and payable on the original maturity date. The borrowings under this facility during 2014 were at an average interest rate of 1.4 percent.
Borrowings under the MPLX Credit Agreement bear interest at either the Adjusted LIBO Rate or the Alternate Base Rate (as defined in the MPLX Credit Agreement) plus a specified margin. MPLX is charged various fees and expenses in connection with the agreement, including administrative agent fees, commitment fees on the unused portion of the bank revolving credit facility and fees with respect to issued and outstanding letters of credit. The applicable interest rates and certain of the fees fluctuate based the credit ratings in effect from time to time on MPLX’s long-term debt.

In connection with entering into this new credit agreement, MPLX terminated its previously existing $500 million five-year MPLX Operations LLC bank revolving credit agreement, dated as of September 14, 2012. During 2014, MPLX borrowed $280 million under the MPLX Operations LLC bank revolving credit agreement, at an average interest rate of 1.5 percent, per annum, and repaid all of these borrowings.
During 2014, MPLX borrowed $630 million under the new revolving credit agreement, at an average interest rate of 1.4 percent, per annum, and repaid $245 million of these borrowings. At December 31, 2014, MPLX had $385 million of borrowings and no letters of credit outstanding under the MPLX Credit Agreement, resulting in total unused loan availability of $615 million, or 61.5 percent of the borrowing capacity.
Debt-to-Total-Capital Ratio
As described in further detail below, the increase in debt as of year-end 2014 compared to year-end 2013 was primarily related to financing a portion of the purchase price for the acquisition of Hess’ Retail Operations and Related Assets. Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 37 percent and 23 percent at December 31, 2014 and 2013, respectively.

	December 31,
(In millions)	2014	2013
Long-term debt due within one year	$27	$23
Long-term debt	6,610	3,373
Total debt	$6,637	$3,396
Calculation of debt-to-total capital ratio:
Total debt	$6,637	$3,396
Plus equity	11,390	11,332
Total debt plus equity	$18,027	$14,728
Debt-to-total capital ratio	37%	23%
MPC Term Loan Agreement – On August 26, 2014, we entered into a $700 million five-year senior unsecured term loan credit agreement (the “Term Loan Agreement”) with a syndicate of lenders to fund a portion of the purchase price for the acquisition of Hess’ Retail Operations and Related Assets. The Term Loan Agreement matures on September 24, 2019 and may be prepaid at any time without premium or penalty. We are obligated to pay certain customary fees under the Term Loan Agreement, including an annual administrative fee.
Amounts outstanding under the Term Loan Agreement bear interest at either of the following rates at our election (i) the sum of the Adjusted LIBO Rate (as defined in the Term Loan Agreement), plus a margin ranging between 0.875 percent to 1.75 percent, depending on our credit ratings, or (ii) the sum of the Base Rate (as defined in the Term Loan Agreement), plus a margin ranging between zero percent to 0.75 percent, depending on our credit ratings. The borrowings under this facility during 2014 were at an average interest rate of 1.3 percent.
Senior Notes – On September 5, 2014, we completed a public offering of $1.95 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”), consisting of $750 million aggregate principal amount of our Senior Notes due 2024, $800 million aggregate principal amount of our Senior Notes due 2044 and $400 million aggregate principal amount of our Senior Notes due 2054. The net proceeds from the offering of the Senior Notes were approximately $1.92 billion, after deducting underwriting discounts and estimated offering expenses. The net proceeds were used to fund a portion of the purchase price for the acquisition of Hess’ Retail Operations and Related Assets. Interest on each series of Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015.
The Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.
The Term Loan Agreement, the Credit Agreement and the MPLX Credit Agreement contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the Term Loan Agreement and the MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the Term Loan Agreement and the MPC Credit Agreement) of no greater than 0.65 to 1.00. As of December 31, 2014, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.33 to 1.00, as well as the other covenants contained in the Term Loan Agreement and the MPC Credit Agreement.

The MPLX Credit Agreement includes certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The MPLX Credit Agreement includes a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX from incurring debt, creating liens on its assets and entering into transactions with affiliates. As of December 31, 2014, MPLX was in compliance with the covenants contained in the MPLX Credit Agreement, including a ratio of Consolidated Total Debt to Consolidated EBITDA of 2.8 to 1.0.
Our intention is to maintain an investment grade credit profile. As of February 9, 2015, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

Rating Agency	Rating
Moody’s	Baa2 (stable outlook)
Standard & Poor’s	BBB (stable outlook)
Fitch	BBB (stable outlook)
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
Capital Requirements
We have a capital and investment budget for 2015 of $2.53 billion, excluding capitalized interest. Additional details related to the 2015 capital and investment budget are discussed in the Capital Budget Outlook section below.
Pursuant to the purchase and sale agreement for the Galveston Bay Refinery and Related Assets, we may be required to pay the seller a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. In July 2014, we paid $180 million for the first period’s contingent earnout. See Item 8. Financial Statements and Supplementary Data – Notes 5 and 18.
While we have no required contributions to our pension plans for 2015, we may make voluntary contributions at our discretion.
On January 31, 2015, our board of directors approved a 50 cents per share dividend, payable March 10, 2015 to stockholders of record at the close of business on February 18, 2015.
On July 30, 2014, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2016. As of December 31, 2014, our board of directors had approved $8.0 billion in total share repurchase authorizations since January 1, 2012 and we have repurchased a total of $6.27 billion of our common stock under these authorizations, leaving $1.73 billion available for repurchases. Under these authorizations, we have acquired 89 million shares at an average cost per share of $70.35.
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

Contractual Cash Obligations
The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2014. The contractual obligations detailed below do not include our contractual obligations to MPLX under various fee-based commercial agreements as these transactions are eliminated in the consolidated financial statements.

(In millions)	Total	2015	2016-2017	2018-2019	Later Years
Long-term debt(a)	$11,141	$276	$1,256	$1,809	$7,800
Capital lease obligations(b)	470	47	90	84	249
Operating lease obligations	1,326	249	359	250	468
Purchase obligations:(c)
Crude oil, feedstock, refined product and renewable fuel contracts(d)	10,379	7,500	800	1,023	1,056
Transportation and related contracts	4,336	257	656	840	2,583
Contracts to acquire property, plant and equipment(e)(f)	1,727	784	943	—	—
Service, materials and other contracts(g)	2,047	478	532	402	635
Total purchase obligations	18,489	9,019	2,931	2,265	4,274
Other long-term liabilities reported in the consolidated balance sheet(h)	1,111	77	181	235	618
Total contractual cash obligations	$32,537	$9,668	$4,817	$4,643	$13,409

(a)
Includes interest payments for our senior notes, term loans and the MPLX Credit Agreement and commitment and administrative fees for our Credit Agreement, the MPLX Credit Agreement and our trade receivables securitization facility.

(b)	Capital lease obligations represent future minimum payments.

(c)	Includes both short- and long-term purchases obligations.

(d)	These contracts include variable price arrangements with estimated prices to be paid primarily based on futures curves.

(e)	Includes $703 million to fund 37.5 percent of the construction of the Sandpiper pipeline project and $185 million to fund 35 percent of the construction of the SAX pipeline project.

(f)
Includes $520 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets. See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on this acquisition.

(g)	Primarily includes contracts to purchase services such as utilities, supplies and various other maintenance and operating services.

(h)
Primarily includes obligations for pension and other postretirement benefits including medical and life insurance, which we have estimated through 2024. See Item 8. Financial Statements and Supplementary Data – Note 23.

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
We have provided various guarantees related to equity method investees. In conjunction with the Spinoff, we entered into various indemnities and guarantees to Marathon Oil. These arrangements are described in Item 8. Financial Statements and Supplementary Data – Note 26.
Capital Budget Outlook
We have a capital and investment budget for 2015 of $2.53 billion, excluding capitalized interest and any acquisitions we may make. This represents a 27 percent increase from our 2014 spending, excluding the acquisition of Hess’ Retail Operations and Related Assets. The budget includes spending on refining, retail marketing, transportation, logistics and brand marketing projects as well as amounts designated for corporate activities. We continuously evaluate our capital budget and make changes as conditions warrant.
Refining & Marketing
The Refining & Marketing segment’s 2015 capital budget is $1.28 billion, which includes $234 million for midstream assets, approximately $370 million for refining margin enhancement projects and approximately $675 million for refinery-sustaining capital. A number of these projects span multiple years.

The $234 million budgeted for midstream assets includes projects that will allow us to process condensate from the Utica Shale region and grow Gulf Coast export capabilities. We have a project to build a condensate splitter at our Catlettsburg refinery to allow it to process up to 35 mbpcd of condensate from the Utica Shale region that we expect to complete in 2015. We began operation of a condensate splitter at our Canton refinery at the end of 2014 to allow it to process up to 25 mbpcd of condensate. We have projects at our Galveston Bay and Garyville refineries to increase export capabilities by 165 mbpd by 2018. In 2015, we expect to complete projects representing 50 mbpd of that total.
The $370 million budgeted for refining margin enhancement projects includes projects that will allow us to increase our diesel production and to process light crude oil from the Utica Shale region. At our Garyville refinery, we completed a hydrocracker expansion in the first quarter of 2014 that increased the hydrocracker capacity to 110 mbpcd and we expect to complete a project to expand the distillate hydrotreater by 10 mbpcd in the first quarter of 2015. At our Galveston Bay refinery, we have a hydrocracker project designed to increase our ULSD production by nine mbpd by shifting yields from gasoline, which we expect to complete in 2015. At our Robinson refinery, we have a similar project to revamp our distillate hydrocracker to improve margins by processing more feedstock at a lower conversion and shifting approximately five mbpd of light products to ULSD production and a project to increase the light crude oil processing capacity by 30 mbpcd, which will allow it to run 100 percent light crude oil. We expect to complete these projects in 2015 and 2016, respectively.
During 2014, we worked on a front-end engineering and design study for a residual fuel hydrocracker project at our Garyville refinery intended to increase margins by upgrading residual fuel to ULSD and gas oil. We are deferring a final investment decision on this project with estimated total costs of $2.2 billion to $2.5 billion as we further evaluate the implications of current market conditions on the project. As of December 31, 2014, we have capitalized $90 million of costs associated with this project. If a decision is made to not pursue this project, there could be a future impairment of the costs incurred for the project.
The remaining $675 million budget is primarily allocated to maintaining facilities and meeting regulatory requirements at our refineries.
Speedway
The Speedway segment’s 2015 capital budget of $452 million is focused on continued growth and integrating the convenience stores acquired from Hess into Speedway. The budget includes approximately $240 million for the Hess retail outlets primarily associated with store conversions and remodels, which will drive incremental merchandise sales. The remaining budget is primarily for new convenience store construction and land acquisition to expand our markets and remodeling and rebuilding projects to upgrade and enhance our existing facilities. We have identified numerous opportunities for new convenience stores or store rebuilds in our existing market, western Pennsylvania and Tennessee. Also included in the capital budget are expenditures for technology, equipment and dispenser upgrades.
Pipeline Transportation
The Pipeline Transportation segment’s 2015 capital budget of $659 million is focused on projects to support the changing energy landscape in the United States, including equity investments in major pipeline projects, new infrastructure and upgrades to replace or enhance our existing facilities. We expect to invest approximately $310 million in the Sandpiper and SAX pipeline projects in 2015 and $1.5 billion in total.
In addition, pending the completion of a binding open season, MPLX is planning to construct the Cornerstone pipeline project to connect Utica Shale production in southeastern Ohio to our Canton refinery and related build-out opportunities, which is expected to cost approximately $200 million and is anticipated to be operational in 2016.
Corporate and Other
The remaining 2015 capital budget includes $140 million, primarily related to an expansion project for our corporate headquarters and upgrades to information technology systems.

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
Transactions with Related Parties
We believe that transactions with related parties were conducted under terms comparable to those with unrelated parties. See Item 8. Financial Statements and Supplementary Data – Note 8 for discussion of activity with related parties.
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
Our environmental expenditures, including non-regulatory expenditures, for each of the last three years were:

(In millions)	2014	2013	2012
Capital	$102	$50	$115
Compliance:(a)
Operating and maintenance	397	321	318
Remediation(b)	36	22	24
Total	$535	$393	$457

(a)	Based on the American Petroleum Institute’s definition of environmental expenditures.

(b)	These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash provisions recorded for environmental remediation.
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
Our environmental capital expenditures accounted for five percent, four percent and eight percent of capital expenditures excluding the acquisitions of the Galveston Bay Refinery and Related Assets and Hess’ Retail Operations and Related Assets in 2014, 2013 and 2012, respectively. Our environmental capital expenditures are expected to approximate $250 million, or ten percent, of total capital expenditures in 2015. Predictions beyond 2015 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based on currently identified projects, we anticipate that environmental capital expenditures will be approximately $410 million in 2016; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.
For more information on environmental regulations that impact us, or could impact us, see Item 1. Business – Environmental Matters, Item 1A. Risk Factors and Item 3. Legal Proceedings.
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
Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. We use a market or income approach for recurring fair value measurements and endeavor to use the best information available. See Item 8. Financial Statements and Supplementary Data – Note 18 for disclosures regarding our fair value measurements.

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
Unlike long-lived assets, goodwill must be tested for impairment at least annually, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. At December 31, 2014, we had a total of $1.57 billion of goodwill recorded on our consolidated balance sheet. The fair value of our reporting units exceeded book value for each of our reporting units in 2014.
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2014, we had $865 million of investments in equity method investments recorded on our consolidated balance sheet.
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.

Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through 2014. At December 31, 2014, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of December 31, 2014, our equity investment in Centennial was $36 million and we had a $38 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Item 8. Financial Statements and Supplementary Data – Note 26 for additional information on the debt guarantee.
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
The fair value of the contingent consideration we expect to pay to BP is re-measured each quarter using an income approach, with changes in fair value recorded in cost of revenues. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the contract applies, as well as established thresholds that cap the annual and total payment. We used internal and external forecasts for the crack spread and internal forecasts for refinery throughput volumes and applied an appropriate risk-adjusted discount rate to the range of cash flows indicated by various scenarios to determine the fair value of the arrangement. See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on our acquisitions. See Item 8. Financial Statements and Supplementary Data – Note 18 for additional information on fair value measurements.
Derivatives
We record all derivative instruments at fair value. All of our commodity derivatives are cleared through exchanges which provide active trading information for identical derivatives and do not require any assumptions in arriving at fair value. Fair value estimation for all our derivative instruments is discussed in Item 8. Financial Statements and Supplementary Data – Note 18. Additional information about derivatives and their valuation may be found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Pension and Other Postretirement Benefit Obligations
Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:

•	the discount rate for measuring the present value of future plan obligations;

•	the expected long-term return on plan assets;

•	the rate of future increases in compensation levels;

•	health care cost projections; and

•	the mortality table used in determining future plan obligations.

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
Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 3.65 percent for our pension plans and 4.15 percent for our other postretirement benefit plans by 0.25 percent would increase pension obligations and other postretirement benefit plan obligations by $42 million and $32 million, respectively, and would increase defined benefit pension expense and other postretirement benefit plan expense by $2 million and $4 million, respectively.
The long-term asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 51 percent equity securities and 49 percent fixed income securities for the primary funded pension plan), past performance and other factors. Certain components of the asset mix are modeled with various assumptions regarding inflation and returns. In addition, our long-term asset rate of return assumption is compared to those of other companies and to historical returns for reasonableness. After evaluating activity in the capital markets, along with the current and projected plan investments, we reduced the asset rate of return for our primary plan from 7.00 percent to 6.75 percent effective for 2015. We used the 7.00 percent long-term rate of return to determine our 2014 defined benefit pension expense. Decreasing the 6.75 percent asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $4 million.
Compensation change assumptions are based on historical experience, anticipated future management actions and demographics of the benefit plans.
Health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.

We utilized the 2014 mortality tables from the U.S. Society of Actuaries.
Item 8. Financial Statements and Supplementary Data – Note 23 includes detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other postretirement plan expense, as well as the obligations and accumulated other comprehensive loss reported on the year-end balance sheets.
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
We generally record losses related to these types of contingencies as cost of revenues or selling, general and administrative expenses in the consolidated statements of income, except for tax deficiencies unrelated to income taxes, which are recorded as other taxes. For additional information on contingent liabilities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters and Compliance Costs.
An estimate of the sensitivity to net income if other assumptions had been used in recording these liabilities is not practical because of the number of contingencies that must be assessed, the number of underlying assumptions and the wide range of reasonably possible outcomes, in terms of both the probability of loss and the estimates of such loss.

Accounting Standards Not Yet Adopted
In February 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the way certain decisions are made related to substantive rights, related parties, and decision making fees when applying the VIE consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update is effective for annual periods beginning after December 15, 2015. Early adoption is permitted. At this point, we have not determined the impact of the new standards update on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued an accounting standards update requiring management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Management will be required to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The accounting standards update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted.
In June 2014, the FASB issued an accounting standards update for the elimination of the concept of development stage entity (“DSE”) from U.S. GAAP and removes the related incremental reporting. The standards update eliminates the additional financial statement requirements specific to a DSE. In addition, it amends the consolidation model by eliminating the special provisions in the variable interest entity rules for assessing the sufficiency of the equity of a DSE. The portion of the accounting standards update related to the amendment to the consolidation guidance will be effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The portion of the accounting standards update related to the removal of the DSE reporting requirements will be effective on a retrospective basis for annual reporting periods beginning after December 15, 2014, and interim periods within those years, with early adoption permitted. Adoption of this standards update in the first quarters of 2015 and 2016 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.
In May 2014, the FASB issued an accounting standards update for revenue recognition that is aligned with the International Accounting Standards Board’s revenue recognition standard issued on the same day. The guidance in the update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with no early adoption permitted. At this point, we have not determined the impact of the new standard on our consolidated financial statements.
In April 2014, the FASB issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component (or components) of an entity or the classification of a component (or components) of an entity as held for sale that represents a strategic shift for an entity and has (or will have) a major impact on an entity’s operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity’s continuing involvement with the discontinued operation. The accounting standards update is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. Adoption of this standards update in the first quarter of 2015 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
General
We are exposed to market risks related to the volatility of crude oil and refined product prices. We employ various strategies, including the use of commodity derivative instruments, to hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates and foreign currency exchange rates. As of December 31, 2014, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we have used them in the past, and we continually monitor the market and our exposure and may enter into these agreements again in the future. We are at risk for changes in fair value of all of our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.
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
See Item 8. Financial Statements and Supplementary Data – Notes 18 and 19 for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
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

Open Derivative Positions and Sensitivity Analysis
The table below sets forth information relating to our significant open commodity derivative contracts as of December 31, 2014.

	December 31, 2014
	Position	Total Barrels (In thousands)	Weighted Average Price (Per barrel)	Benchmark
Crude Oil(a)
Exchange-traded	Long	15,678	$61.53	CME and ICE Crude(c)(d)
Exchange-traded	Short	(25,257)	$65.39	CME and ICE Crude(c)(d)
Refined Products(b)
Exchange-traded	Long	2,948	$1.74	CME Heating Oil and RBOB(c)(e)
Exchange-traded	Short	(3,804)	$1.71	CME Heating Oil and RBOB(c)(e)
(a) 97 percent of these contracts expire in the first quarter of 2015.
(b) 100 percent of these contracts expire in the first quarter of 2015.
(c) Chicago Mercantile Exchange (“CME”).
(d) Intercontinental Exchange (“ICE”).
(e) Reformulated gasoline Blendstock for Oxygenate Blending (“RBOB”).

Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of December 31, 2014 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of December 31, 2014
Crude	$(58)	$(145)	$62	$157
Refined products	(2)	(4)	2	4
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after December 31, 2014 would cause future IFO effects to differ from those presented above.
Interest Rate Risk
We are impacted by interest rate fluctuations related to our debt obligations. At December 31, 2014, our debt was primarily comprised of the $3.0 billion aggregate principal amount of fixed rate senior notes issued on February 1, 2011 and the $1.95 billion aggregate principal amount of fixed rate senior notes issued September 5, 2014. Additionally, we have $950 million of variable rate term debt.

Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt as of December 31, 2014 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value(b)	Change in Fair Value		Change in Net Income for the Twelve Months Ended December 31, 2014
Long-term debt(a)
Fixed-rate	$5,236	$563	(c)	n/a
Variable-rate	1,338	n/a		4	(d)

(a)	Excludes capital leases.

(b)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(c)	Assumes a 100-basis point decrease in the weighted average yield-to-maturity at December 31, 2014.

(d)	Assumes a 100-basis-point change in interest rates. The change in net income was based on the weighted average balance of debt outstanding for the year ended December 31, 2014.
At December 31, 2014, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the Term Loan Agreement and the MPLX Credit Agreement. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the Term Loan Agreement and the MPLX Credit Agreement, but will affect our results of operations and cash flows.
Foreign Currency Exchange Rate Risk
We are impacted by foreign exchange rate fluctuations related to some of our purchases of crude oil denominated in Canadian dollars. We did not utilize derivatives to hedge our market risk exposure to these foreign exchange rate fluctuations in 2014.

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

/s/ Gary R. Heminger	/s/ Donald C. Templin	/s/ John J. Quaid
Gary R. Heminger President and Chief Executive Officer	Donald C. Templin Senior Vice President and Chief Financial Officer	John J. Quaid Vice President and Controller

Management’s Report on Internal Control over Financial Reporting
MPC’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPC’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.
Management has excluded Hess’ Retail Operations and Related Assets (as defined in footnote 5) from the Company’s assessment of internal control over financial reporting as of December 31, 2014 as it was acquired by the Company in a business combination on September 30, 2014. Hess’ Retail Operations and Related Assets represents approximately 8% of consolidated total assets as of December 31, 2014 and 2% of total revenues and other income for the year ended December 31, 2014. We plan to fully integrate the acquired businesses into our internal control over financial reporting in 2015.
The effectiveness of MPC’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Gary R. Heminger	/s/ Donald C. Templin
Gary R. Heminger President and Chief Executive Officer	Donald C. Templin Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders of Marathon Petroleum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of Marathon Petroleum Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Hess’ Retail Operations and Related Assets (as defined in footnote 5) from the Company’s assessment of internal control over financial reporting as of December 31, 2014 as it was acquired by the Company in a business combination on September 30, 2014. We have also excluded Hess’ Retail Operations and Related Assets from our audit of internal control over financial reporting. Hess’ Retail Operations and Related Assets represents approximately 8% of consolidated total assets as of December 31, 2014 and 2% of total revenue and other income for the year ended December 31, 2014.

/s/PricewaterhouseCoopers LLP
Toledo, Ohio
February 27, 2015

Marathon Petroleum Corporation
Consolidated Statements of Income

(In millions, except per share data)	2014	2013	2012
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$97,817	$100,160	$82,243
Income from equity method investments	153	36	26
Net gain on disposal of assets	21	6	177
Other income	111	52	46
Total revenues and other income	98,102	100,254	82,492
Costs and expenses:
Cost of revenues (excludes items below)	83,770	87,401	68,668
Purchases from related parties	505	357	280
Consumer excise taxes	6,685	6,263	5,709
Depreciation and amortization	1,326	1,220	995
Selling, general and administrative expenses	1,375	1,248	1,223
Other taxes	390	340	270
Total costs and expenses	94,051	96,829	77,145
Income from operations	4,051	3,425	5,347
Net interest and other financial income (costs)	(216)	(179)	(109)
Income before income taxes	3,835	3,246	5,238
Provision for income taxes	1,280	1,113	1,845
Net income	2,555	2,133	3,393
Less net income attributable to noncontrolling interests	31	21	4
Net income attributable to MPC	$2,524	$2,112	$3,389
Per Share Data (See Note 9)
Basic:
Net income attributable to MPC per share	$8.84	$6.69	$9.95
Weighted average shares outstanding	285	315	340
Diluted:
Net income attributable to MPC per share	$8.78	$6.64	$9.89
Weighted average shares outstanding	287	317	342
Dividends paid	$1.84	$1.54	$1.20
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income

(In millions)	2014	2013	2012
Net income	$2,555	$2,133	$3,393
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of ($47), $174 and $47	(78)	294	78
Prior service costs, net of tax of ($19), ($19) and $203	(31)	(34)	337
Other comprehensive income (loss)	(109)	260	415
Comprehensive income	2,446	2,393	3,808
Less comprehensive income attributable to noncontrolling interests	31	21	4
Comprehensive income attributable to MPC	$2,415	$2,372	$3,804
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,494	$2,292
Receivables, less allowance for doubtful accounts of $13 and $9	4,058	5,559
Inventories	5,642	4,689
Other current assets	145	197
Total current assets	11,339	12,737
Equity method investments	865	463
Property, plant and equipment, net	16,261	13,921
Goodwill	1,566	938
Other noncurrent assets	429	326
Total assets	$30,460	$28,385
Liabilities
Current liabilities:
Accounts payable	$6,661	$8,234
Payroll and benefits payable	427	406
Consumer excise taxes payable	463	373
Accrued taxes	647	513
Long-term debt due within one year	27	23
Other current liabilities	354	275
Total current liabilities	8,579	9,824
Long-term debt	6,610	3,373
Deferred income taxes	2,014	2,304
Defined benefit postretirement plan obligations	1,099	771
Deferred credits and other liabilities	768	781
Total liabilities	19,070	17,053
Commitments and contingencies (see Note 26)
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 363 million and 362 million shares (par value $0.01 per share, 1 billion shares authorized)	4	4
Held in treasury, at cost – 89 million and 65 million shares	(6,299)	(4,155)
Additional paid-in capital	9,844	9,768
Retained earnings	7,515	5,507
Accumulated other comprehensive loss	(313)	(204)
Total MPC stockholders’ equity	10,751	10,920
Noncontrolling interests	639	412
Total equity	11,390	11,332
Total liabilities and equity	$30,460	$28,385
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows

(In millions)	2014	2013	2012
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$2,555	$2,133	$3,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,326	1,220	995
Pension and other postretirement benefits, net	151	(124)	153
Deferred income taxes	(242)	23	492
Net gain on disposal of assets	(21)	(6)	(177)
Equity method investments, net	17	(18)	11
Changes in the fair value of derivative instruments	(3)	(21)	59
Changes in:
Current receivables	1,642	(940)	851
Inventories	(786)	(305)	(115)
Current accounts payable and accrued liabilities	(1,547)	1,464	(1,223)
All other, net	18	(21)	53
Net cash provided by operating activities	3,110	3,405	4,492
Investing activities:
Additions to property, plant and equipment	(1,480)	(1,206)	(1,369)
Acquisitions, net of cash acquired	(2,821)	(1,515)	(190)
Disposal of assets	27	16	53
Investments – acquisitions, loans and contributions	(413)	(151)	(57)
– redemptions, repayments and return of capital	9	77	108
All other, net	135	23	3
Net cash used in investing activities	(4,543)	(2,756)	(1,452)
Financing activities:
Long-term debt – borrowings	3,793	—	—
– repayments	(548)	(21)	(17)
Debt issuance costs	(22)	(4)	(6)
Issuance of common stock	26	48	108
Common stock repurchased	(2,131)	(2,793)	(1,350)
Dividends paid	(524)	(484)	(407)
Net proceeds from issuance of MPLX LP common units	221	—	407
Distributions to noncontrolling interests	(27)	(21)	—
Tax settlement with Marathon Oil Corporation	—	39	—
Contingent consideration payment	(172)	—	—
All other, net	19	19	6
Net cash provided by (used in) financing activities	635	(3,217)	(1,259)
Net increase (decrease) in cash and cash equivalents	(798)	(2,568)	1,781
Cash and cash equivalents at beginning of period	2,292	4,860	3,079
Cash and cash equivalents at end of period	$1,494	$2,292	$4,860
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2011	$4	$—	$9,482	$898	$(879)	$—	$9,505
Net income	—	—	—	3,389	—	4	3,393
Dividends declared	—	—	—	(407)	—	—	(407)
Other comprehensive income	—	—	—	—	415	—	415
Shares repurchased	—	(1,250)	(100)	—	—	—	(1,350)
Shares issued (returned) – stock-based compensation	—	(3)	108	—	—	—	105
Stock-based compensation	—	—	46	—	—	—	46
Issuance of MPLX LP common units	—	—	—	—	—	407	407
Other	—	—	(9)	—	—	—	(9)
Balance as of December 31, 2012	$4	$(1,253)	$9,527	$3,880	$(464)	$411	$12,105
Net income	—	—	—	2,112	—	21	2,133
Dividends declared	—	—	—	(485)	—	—	(485)
Distributions to noncontrolling interests	—	—	—	—	—	(21)	(21)
Other comprehensive income	—	—	—	—	260	—	260
Shares repurchased	—	(2,893)	100	—	—	—	(2,793)
Shares issued (returned) – stock-based compensation	—	(9)	47	—	—	—	38
Stock-based compensation	—	—	55	—	—	1	56
Tax settlement with Marathon Oil Corporation	—	—	39	—	—	—	39
Balance as of December 31, 2013	$4	$(4,155)	$9,768	$5,507	$(204)	$412	$11,332
Net income	—	—	—	2,524	—	31	2,555
Dividends declared	—	—	—	(525)	—	—	(525)
Distributions to noncontrolling interests	—	—	—	—	—	(27)	(27)
Other comprehensive loss	—	—	—	—	(109)	—	(109)
Shares repurchased	—	(2,131)	—	—	—	—	(2,131)
Shares issued (returned) – stock-based compensation	—	(13)	26	—	—	—	13
Stock-based compensation	—	—	50	—	—	2	52
Issuance of MPLX LP common units	—	—	—	—	—	221	221
Other	—	—	—	9	—	—	9
Balance as of December 31, 2014	$4	$(6,299)	$9,844	$7,515	$(313)	$639	$11,390

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2011	357	—
Shares repurchased	—	(28)
Shares issued – stock-based compensation	4	—
Balance as of December 31, 2012	361	(28)
Shares repurchased	—	(37)
Shares issued – stock-based compensation	1	—
Balance as of December 31, 2013	362	(65)
Shares repurchased	—	(24)
Shares issued – stock-based compensation	1	—
Balance as of December 31, 2014	363	(89)
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Description of the Business and Basis of Presentation
Description of the Business – As used in this report, the terms “MPC,” “we,” “us,” “the Company” or “our” may refer to Marathon Petroleum Corporation, one or more of its consolidated subsidiaries or all of them taken as a whole.
Our business consists of refining and marketing, retail and pipeline transportation operations conducted primarily in the Midwest, Gulf Coast, East Coast and Southeast regions of the United States, through subsidiaries, including Marathon Petroleum Company LP, Speedway LLC and its subsidiaries (“Speedway”) and MPLX LP and its subsidiaries (“MPLX”).
See Note 11 for additional information about our operations.
Spinoff – On May 25, 2011, the Marathon Oil board of directors approved the spinoff of its Refining, Marketing & Transportation Business (“RM&T Business”) into an independent, publicly traded company, MPC, through the distribution of MPC common stock to the stockholders of Marathon Oil common stock (the “Spinoff”). MPC became an independent, publicly traded company on July 1, 2011.
Basis of Presentation – Our results of operations and cash flows consist of consolidated MPC activities. All significant intercompany transactions and accounts have been eliminated.
During the first quarter of 2014, we recorded an out-of-period adjustment for additional expenses related to the prior year’s bonus programs of $29 million, included in total costs and expenses on the consolidated statements of income. The impact to our consolidated results of operations for the year ended December 31, 2014 and for the year ended December 31, 2013 was immaterial.

2.	Summary of Principal Accounting Policies
Principles applied in consolidation – These consolidated financial statements include the accounts of our majority-owned, controlled subsidiaries. We consolidate MPLX, in which we own a 71.5 percent controlling financial interest, and we record a noncontrolling interest for the 28.5 percent interest owned by the public.
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
Restricted cash – Restricted cash consists of cash advances to be used for the operation and maintenance of an operated pipeline system. At December 31, 2014 and 2013, the amount of restricted cash included in other current assets on the consolidated balance sheets were $4 million and $7 million, respectively.
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
Approximately 41 percent and 38 percent of our accounts receivable balances at December 31, 2014 and 2013, respectively, are related to sales of crude oil or refinery feedstocks to customers with whom we have master netting agreements. We have master netting agreements with more than 100 companies engaged in the crude oil or refinery feedstock trading and supply business or the petroleum refining industry. A master netting agreement generally provides for a once per month net cash settlement of the accounts receivable from and the accounts payable to a particular counterparty.
Inventories – Inventories are carried at the lower of cost or market value. Cost of inventories is determined primarily under the last-in, first-out (“LIFO”) method. Costs for crude oil and refined product inventories are aggregated on a consolidated basis for purposes of assessing if the LIFO cost basis of these inventories may have to be written down to market value.
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
Asset retirement obligations have not been recognized for some assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminate. Such obligations will be recognized in the period when sufficient information becomes available to estimate a range of potential settlement dates. The asset retirement obligations principally include the removal of underground storage tanks at our leased convenience stores at or near the time of closure and hazardous material disposal and removal or dismantlement requirements associated with the closure of certain refining, terminal and pipeline assets.

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

Stock-based compensation arrangements – The fair value of stock options granted to our employees is estimated on the date of grant using the Black-Scholes option pricing model. The model employs various assumptions, based on management’s estimates at the time of grant, which impact the calculation of fair value and ultimately, the amount of expense that is recognized over the vesting period of the stock option award. Of the required assumptions, the expected life of the stock option award and the expected volatility of our stock price have the most significant impact on the fair value calculation. The average expected life is based on our historical employee exercise behavior. The assumption for expected volatility of our stock price reflects a weighting of 50 percent of our common stock implied volatility and 50 percent of MPC’s common stock historical volatility.
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
Renewable fuel identification numbers (“RINs”) – We purchase RINs to satisfy a portion of our Renewable Fuel Standard (“RFS2”) compliance. We record a short-term intangible asset, included in other current assets on the balance sheet, for RINs owned in excess of our anticipated current period compliance requirements. The asset value is based on the product of the excess RINs as of the balance sheet date, if any, and the average cost of our RINs. We record a current liability, included in other current liabilities on the balance sheet, when we are deficient RINs based on the product of the deficient RINs as of the balance sheet date, if any, and the market price of the RINs at the balance sheet date. The cost of RINs used for compliance is reflected in cost of revenues. Any gains or losses on the sale or expiration of RINs are classified as other income.

3.	Accounting Standards
Not Yet Adopted
In February 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the way certain decisions are made related to substantive rights, related parties, and decision making fees when applying the VIE consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update is effective for annual periods beginning after December 15, 2015. Early adoption is permitted. At this point, we have not determined the impact of the new standards update on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued an accounting standards update requiring management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Management will be required to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The accounting standards update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted.
In June 2014, the FASB issued an accounting standards update for the elimination of the concept of development stage entity (“DSE”) from U.S. GAAP and removes the related incremental reporting. The standards update eliminates the additional financial statement requirements specific to a DSE. In addition, it amends the consolidation model by eliminating the special provisions in the variable interest entity rules for assessing the sufficiency of the equity of a DSE. The portion of the accounting standards update related to the amendment to the consolidation guidance will be effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The portion of the accounting standards update related to the removal of the DSE reporting requirements will be effective on a retrospective basis for annual reporting periods beginning after December 15, 2014, and interim periods within those years, with early adoption permitted. Adoption of this standards update in the first quarters of 2015 and 2016 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

In May 2014, the FASB issued an accounting standards update for revenue recognition that is aligned with the International Accounting Standards Board’s revenue recognition standard issued on the same day. The guidance in the update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with no early adoption permitted. At this point, we have not determined the impact of the new standard on our consolidated financial statements.
In April 2014, the FASB issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component (or components) of an entity or the classification of a component (or components) of an entity as held for sale that represents a strategic shift for an entity and has (or will have) a major impact on an entity’s operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity’s continuing involvement with the discontinued operation. The accounting standards update is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. Adoption of this standards update in the first quarter of 2015 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

4.	MPLX LP
MPLX is a publicly traded master limited partnership that was formed by us to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products. In October 2012, MPLX completed its initial public offering of 19.9 million common units. Net proceeds to MPLX from the sale of the units were $407 million.
As of December 31, 2014, we owned a 71.5 percent interest in MPLX, including the two percent general partner interest. We consolidate this entity for financial reporting purposes since we have a controlling financial interest, and we record a noncontrolling interest for the interest owned by the public.
MPLX’s initial assets consisted of a 51 percent general partner interest in MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States, and a 100 percent interest in a butane storage cavern in West Virginia. On May 1, 2013, we sold a five percent interest in Pipe Line Holdings to MPLX for $100 million of cash on-hand.
On March 1, 2014, we sold MPLX a 13 percent interest in Pipe Line Holdings for $310 million. MPLX financed this transaction with $40 million of cash on-hand and $270 million of borrowings on its bank revolving credit agreement.
On December 1, 2014, we sold and contributed interests in Pipe Line Holdings totaling 30.5 percent to MPLX for $600 million in cash and 2.9 million MPLX common units valued at $200 million. MPLX financed the sales portion of this transaction with $600 million of borrowings on its bank revolving credit facility.
The sales and contribution of our interests in Pipe Line Holdings to MPLX resulted in a change of our ownership in Pipe Line Holdings, but not a change in control. We accounted for these sales as transactions between entities under common control and did not record a gain or loss.
On December 8, 2014, MPLX completed a public offering of 3.5 million common units at a price to the public of $66.68 per common unit, with net proceeds of $221 million. MPLX used the net proceeds from this offering to repay borrowings under its bank revolving credit facility and for general partnership purposes. On December 10, 2014, we exercised our right to maintain our two percent general partner interest in MPLX by purchasing 130 thousand general partner units for $9 million.
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

We have various long-term, fee-based transportation and storage services agreements with MPLX. Under these agreements, MPLX provides transportation and storage services to us, and we commit to provide MPLX with minimum quarterly throughput volumes on crude oil and products systems and minimum storage volumes of crude oil, products and butane. We also have agreements with MPLX which establish fees for operational and management services provided between us and MPLX and for executive management services and certain general and administrative services provided by us to MPLX. These transactions are eliminated in consolidation.

5.	Acquisitions and Investments
Acquisition of Hess’ Retail Operations and Related Assets
On September 30, 2014, we acquired from Hess Corporation (“Hess”) all of Hess’ retail locations, transport operations and shipper history on various pipelines, including approximately 40,000 barrels per day on Colonial Pipeline, for $2.82 billion. We refer to these assets as “Hess’ Retail Operations and Related Assets.” The transaction was funded with a combination of debt and available cash.
The transaction provides for an adjustment for working capital, which has not been finalized with Hess. If a change is made for working capital, the fair value of the assets acquired and liabilities assumed will be revised.
The components of the fair value of consideration transferred are as follows:

(In millions)
Cash	$2,824
Net working capital adjustment estimate	(3)
Total fair value of consideration transferred	$2,821
During the fourth quarter of 2014, an independent appraisal of the assets acquired and liabilities assumed and other evaluations were completed and finalized. Updates to the preliminary fair value measurements of assets acquired and liabilities assumed were made during the fourth quarter of 2014. The following table summarizes the amounts assigned to the assets acquired and liabilities assumed as of the acquisition date.

(In millions)
Cash and cash equivalents	$49
Receivables	123
Inventories	165
Other current assets	8
Property, plant and equipment, net	2,063
Other noncurrent assets	111
Total assets acquired	2,519
Accounts payable	77
Payroll and benefits payable	15
Consumer excise taxes payable	64
Accrued taxes	4
Other current liabilities	10
Defined benefit postretirement plan obligations	2
Deferred credits and other liabilities	155
Total liabilities assumed	327
Net assets acquired excluding goodwill	2,192
Goodwill	629
Net assets acquired	$2,821

The purchase price allocation resulted in the recognition of $629 million in goodwill by our Speedway segment, which is deductible for tax purposes. Goodwill recognized for the acquisition primarily relates to the expected benefits of a significantly expanded retail platform that should enable growth in new markets, as well as the potential for higher merchandise sales at the acquired locations. We also expect strategic benefits from the financial and operational scale we expect to realize across our entire retail network. This acquisition significantly expands our Speedway presence from nine to 22 states throughout the East Coast and Southeast and is aligned with our strategy to grow higher-valued, stable cash flow businesses. This acquisition also enables us to further leverage our integrated refining and transportation operations, providing an outlet for an incremental 200,000 barrels per day of assured sales from our refining system.
Other noncurrent assets includes a $22 million intangible asset related to a trade name and $72 million related to favorable lease contract terms. Deferred credits and other liabilities includes $90 million related to unfavorable lease contract terms. The trade name is being amortized over its estimated useful life of two years based on the utilization of the assets. The favorable and unfavorable lease contract amounts are being amortized over the terms of the leases.
We recognized $14 million of acquisition-related costs associated with Hess’ Retail Operations and Related Assets acquisition. These costs were expensed and were included in selling, general and administrative expenses.
The amounts of revenue and income from operations associated with Hess’ Retail Operations and Related Assets included in our consolidated statements of income for 2014 are as follows:

(In millions)	2014
Sales and other operating revenues (including consumer excise taxes)	$2,403
Income from operations	113
Acquisition of Refinery and Related Logistics and Marketing Assets
On February 1, 2013, we acquired from BP Products North America Inc. and BP Pipelines (North America) Inc. (collectively, “BP”) the 451,000 barrel per calendar day refinery in Texas City, Texas, three intrastate natural gas liquid pipelines originating at the refinery, four light product terminals, branded-jobber marketing contract assignments for the supply of approximately 1,200 branded sites, a 1,040 megawatt electric cogeneration facility and a 50,000 barrel per day allocation of space on the Colonial Pipeline. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” We paid $1.49 billion for these assets, which included $935 million for inventory. The transaction was funded with cash on hand. Pursuant to the purchase and sale agreement, we may also be required to pay to BP a contingent earnout of up to an additional $700 million over six years. During 2014, we paid BP $180 million for the first period’s contingent earnout. On the consolidated statements of cash flows, $172 million of the contingent earnout payment is included as a financing activity with the remainder included as an operating activity. See Note 18 for additional information on the contingent consideration.
The transaction provided for a post-closing adjustment for inventory, which was finalized for $9 million, reducing our total consideration.
The components of the fair value of consideration transferred are as follows:

(In millions)
Cash	$1,491
Fair value of contingent consideration as of acquisition date	600
Payable to seller	6
Post-closing adjustment	(9)
Total fair value of consideration transferred	$2,088

During the fourth quarter of 2013, an independent appraisal of the assets acquired and liabilities assumed and other evaluations were completed and finalized. The following table summarizes the final amounts assigned to the assets acquired and liabilities assumed as of the acquisition date.

(In millions)
Inventories	$935
Other current assets	1
Property, plant and equipment, net	1,274
Other noncurrent assets	88
Total assets acquired	2,298
Accounts payable	12
Payroll and benefits payable	14
Long-term debt due within one year(a)	2
Other current liabilities	6
Long-term debt(a)	58
Defined benefit postretirement plan obligations	43
Deferred credits and other liabilities	75
Total liabilities assumed	210
Net assets acquired	$2,088

(a)	Represents a capital lease obligation assumed.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming Hess’ Retail Operations and Related Assets acquisition occurred on January 1, 2013 and the Galveston Bay Refinery and Related Assets acquisition occurred on January 1, 2012. The pro forma financial information does not give effect to potential synergies that could result from the acquisitions and is not necessarily indicative of the results of future operations.

(In millions, except per share data)	2014	2013
Sales and other operating revenues (including consumer excise taxes)	$106,482	$114,148
Net income attributable to MPC	2,547	2,142
Net income attributable to MPC per share – basic	$8.94	$6.80
Net income attributable to MPC per share – diluted	8.87	6.76
The pro forma information includes adjustments to align accounting policies, an adjustment to depreciation expense to reflect the fair value of property, plant and equipment, increased amortization expense related to identifiable intangible assets, additional interest expense related to financing the acquisition of Hess’ Retail Operations and Related Assets, as well as the related income tax effects.

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
Acquisition of Biodiesel Facility
On April 1, 2014, we purchased a facility in Cincinnati, Ohio from Felda Iffco Sdn Bhd, Malaysia for $40 million. The plant currently produces biodiesel, glycerin and other by-products. The production capacity of the plant is approximately 60 million gallons per year.
Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the biodiesel facility acquisition.
Assuming the acquisitions of the convenience stores in 2013 and 2012 and the biodiesel facility in 2014 had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.
Investments in Ethanol Companies
On August 1, 2013, we acquired from Mitsui & Co. (U.S.A.), Inc. its interests in three ethanol companies for $75 million. Under the purchase agreement, we acquired an additional 24 percent interest in The Andersons Clymers Ethanol LLC (“TACE”), bringing our ownership interest to 60 percent; a 34 percent interest in The Andersons Ethanol Investment LLC (“TAEI”), which holds a 50 percent ownership in The Andersons Marathon Ethanol LLC (“TAME”), bringing our direct and indirect ownership interest in TAME to 67 percent; and a 40 percent interest in The Andersons Albion Ethanol LLC (“TAAE”), which owns an ethanol production facility in Albion, Michigan. On October 1, 2013, our ownership interest in TAAE increased to 43 percent as a result of TAAE acquiring one of the owner’s interest. We hold a noncontrolling interest in each of these entities and account for them using the equity method of accounting since the minority owners have substantive participating rights.
Investment in Pipeline Companies
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.’s Southern Access Extension pipeline (“SAX”) through our investment in Illinois Extension Pipeline Company, LLC (“Illinois Extension Pipeline”). During 2014, we made contributions of $120 million to Illinois Extension Pipeline to fund our portion of the construction costs incurred-to-date on the SAX project. We account for our ownership interest in Illinois Extension Pipeline as an equity method investment. See Note 26 for information on future contributions to Illinois Extension Pipeline.
In March 2014, we acquired from Chevron Raven Ridge Pipe Line Company an additional seven percent interest in Explorer Pipeline Company (“Explorer”) for $77 million, bringing our ownership interest to 25 percent. As a result of this increase in our ownership, we now account for our investment in Explorer using the equity method of accounting rather than the cost method. The cumulative impact of the change was applied as an adjustment to 2014 retained earnings.
In November 2013, we agreed to serve as an anchor shipper for the Sandpiper pipeline project and fund 37.5 percent of the construction costs of the project, which will become part of Enbridge Energy Partners L.P.’s (“Enbridge Energy Partners”) North Dakota System. In exchange for these commitments, we will earn an approximate 27 percent equity interest in Enbridge Energy Partners’ North Dakota System when the Sandpiper pipeline is placed into service, which is expected to be in 2017. We also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements. We made contributions of $192 million to North Dakota Pipeline Company LLC (“North Dakota Pipeline”) during 2014. We have contributed $216 million since project inception. We account for our interest in North Dakota Pipeline using the equity method of accounting. See Note 26 for information on future contributions to North Dakota Pipeline.

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
During 2013, the buyer redeemed the second preferred security for $49 million, which included $4 million of accrued distributions.

7.	Variable Interest Entity
As stated in Note 5, we have a 35 percent ownership interest in Illinois Extension Pipeline through our contributions to the SAX project. Illinois Extension Pipeline Company LLC is considered a variable interest entity (“VIE”) because it is a development stage entity and the equity in the entity is not sufficient to fund the current stage of development, which is the construction of the SAX pipeline. Our maximum exposure to loss due to this VIE at December 31, 2014 was $120 million, which equates to our contributions to-date to fund our portion of the construction costs for the project.
We are not the primary beneficiary of this VIE and, therefore, do not consolidate it because we do not have the power to control the activities that significantly influence the economic activities of the entity. The activities that most significantly impact the VIE’s economic performance during the construction phase are the actual construction costs and risks associated with the construction process. Through our vote, we have shared power to direct the construction activities, but do not have the sole ability to control the construction activities.

8.	Related Party Transactions
Our related parties included:

•	Centennial Pipeline LLC (“Centennial”), in which we have a 50 percent noncontrolling interest. Centennial owns a refined products pipeline and storage facility.

•	Explorer, in which we have a 25 percent interest. Explorer owns and operates a refined products pipeline.

•	LOCAP LLC (“LOCAP”), in which we have a 59 percent noncontrolling interest. LOCAP owns and operates a crude oil pipeline.

•	LOOP LLC (“LOOP”), in which we have a 51 percent noncontrolling interest. LOOP owns and operates the only U.S. deepwater oil port.

•
TAAE, in which we have a 43 percent interest, TACE, in which we have a 60 percent noncontrolling interest, and TAME, in which we have a 67 percent direct and indirect noncontrolling interest. These companies each own an ethanol production facility.

•	Other equity method investees.
We believe that transactions with related parties were conducted on terms comparable to those with unaffiliated parties.

Sales to related parties, which are included in sales and other operating revenues (including consumer excise taxes) on the consolidated statements of income, were as follows:

(In millions)	2014	2013	2012
Centennial	$—	$—	$1
Other equity method investees	7	8	7
Total	$7	$8	$8
Related party sales to Centennial consist primarily of petroleum products.
The fees received for operating Centennial’s pipeline, which are included in other income on the consolidated statements of income, were $1 million in 2014, 2013 and 2012.
Purchases from related parties were as follows:

(In millions)	2014	2013	2012
Centennial	$7	$3	$7
Explorer	39	—	—
LOCAP	21	17	24
LOOP	88	43	44
TAAE	79	24	—
TACE	121	130	73
TAME	141	131	124
Other equity method investees	9	9	8
Total	$505	$357	$280
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
Receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

	December 31,
(In millions)	2014	2013
Centennial	$2	$1
Explorer	2	—
TAME	3	1
Total	$7	$2
Long-term receivable from Centennial, which is included in other noncurrent assets on the consolidated balance sheet, was less than $1 million at December 31, 2014 and $2 million at December 31, 2013.

Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

	December 31,
(In millions)	2014	2013
Explorer	$3	$—
LOCAP	2	2
LOOP	4	3
TAAE	2	2
TACE	2	4
TAME	5	5
Total	$18	$16

9.	Income per Common Share
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

(In millions, except per share data)	2014	2013	2012
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$2,524	$2,112	$3,389
Income allocated to participating securities	4	4	6
Income available to common stockholders – basic	$2,520	$2,108	$3,383
Weighted average common shares outstanding	285	315	340
Basic earnings per share	$8.84	$6.69	$9.95
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$2,524	$2,112	$3,389
Income allocated to participating securities	4	4	6
Income available to common stockholders – diluted	$2,520	$2,108	$3,383
Weighted average common shares outstanding	285	315	340
Effect of dilutive securities	2	2	2
Weighted average common shares, including dilutive effect	287	317	342
Diluted earnings per share	$8.78	$6.64	$9.89
The following table summarizes the shares that were anti-dilutive, and therefore, were excluded from the diluted share calculation.

(In millions)	2014	2013	2012
Shares issued under stock-based compensation plans	—	—	2

10.	Equity
On July 30, 2014, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2016. As of December 31, 2014, our board of directors had approved $8.0 billion in total share repurchase authorizations since January 1, 2012 and we have repurchased a total of $6.27 billion of our common stock under these authorizations, leaving $1.73 billion available for repurchases. Under these authorizations, we have acquired 89 million shares at an average cost per share of $70.35.
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
In February 2012 and November 2012, we entered into $850 million and $500 million accelerated share repurchase (“ASR”) programs, respectively, to repurchase shares of MPC common stock under the approved share repurchase plan authorized by our board of directors. The total number of shares repurchased under these ASR programs was based generally on the volume-weighted average price of our common stock during the repurchase periods. The shares repurchased under the ASR programs were accounted for as treasury stock purchase transactions, reducing the weighted average number of basic and diluted common shares outstanding by the shares repurchased, and as forward contracts indexed to our common stock. The forward contracts were accounted for as equity instruments.
Total share repurchases were as follows for the respective periods:

(In millions, except per share data)	2014	2013	2012
Number of shares repurchased(a)	24	37	28
Cash paid for shares repurchased	$2,131	$2,793	$1,350
Effective average cost per delivered share	$88.63	$76.14	$46.73

(a)	Shares repurchased in 2013 includes 1 million shares received under the November 2012 ASR program, which were paid for in 2012.
At December 31, 2014, we had agreements to acquire 99,084 common shares for $9 million, which were settled in early January 2015.

11.	Segment Information
We have three reportable segments: Refining & Marketing; Speedway; and Pipeline Transportation. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast and Midwest regions of the United States, purchases ethanol and refined products for resale and distributes refined products through various means, including barges, terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, buyers on the spot market, our Speedway segment and to independent entrepreneurs who operate Marathon® retail outlets.

•	Speedway – sells transportation fuels and convenience products in retail markets in the Midwest, East Coast and Southeast.

•
Pipeline Transportation – transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes the aggregated operations of MPLX.

On September 30, 2014, we acquired Hess’ Retail Operations and Related Assets, which are part of the Speedway and Refining & Marketing segments. On February 1, 2013, we acquired the Galveston Bay Refinery and Related Assets, which are part of the Refining & Marketing and Pipeline Transportation segments. Segment information for periods prior to each acquisition does not include amounts for these operations. See Note 5.
Segment income represents income from operations attributable to the reportable segments. Corporate administrative expenses and costs related to certain non-operating assets are not allocated to the reportable segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the reportable segments.

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Year Ended December 31, 2014
Revenues:
Customer	$80,822	$16,927	$70	$97,819
Intersegment(a)	10,912	5	527	11,444
Segment revenues	$91,734	$16,932	$597	$109,263
Segment income from operations(b)	$3,609	$544	$280	$4,433
Income from equity method investments	96	—	57	153
Depreciation and amortization(c)	1,045	152	77	1,274
Capital expenditures and investments(d)(e)	1,104	2,981	543	4,628

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Year Ended December 31, 2013
Revenues:
Customer	$85,616	$14,471	$79	$100,166
Intersegment(a)	9,294	4	458	9,756
Segment revenues	$94,910	$14,475	$537	$109,922
Segment income from operations(b)	$3,206	$375	$210	$3,791
Income from equity method investments	28	—	8	36
Depreciation and amortization(c)	1,011	112	74	1,197
Capital expenditures and investments(d)(f)	2,094	296	234	2,624

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Year Ended December 31, 2012
Revenues:
Customer	$67,928	$14,239	$78	$82,245
Intersegment(a)	8,782	4	381	9,167
Segment revenues	$76,710	$14,243	$459	$91,412
Segment income from operations(b)	$5,098	$310	$216	$5,624
Income (loss) from equity method investments	(6)	—	32	26
Depreciation and amortization(c)	804	114	54	972
Capital expenditures and investments(d)	705	340	211	1,256

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)
Included in the Pipeline Transportation segment for 2014, 2013 and 2012 are $19 million, $20 million and $4 million of corporate overhead expenses attributable to MPLX, which were included in items not allocated to segments prior to MPLX’s October 31, 2012 initial public offering. Corporate overhead expenses are not currently allocated to other segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(d)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(e)	The Speedway and Refining & Marketing segments include $2.66 billion and $52 million, respectively, for the acquisition of Hess’ Retail Operations and Related Assets. See Note 5.

(f)	The Refining & Marketing and Pipeline Transportation segments include $1.29 billion and $70 million, respectively, for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 5.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

(In millions)	2014	2013	2012
Segment income from operations	$4,433	$3,791	$5,624
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(286)	(271)	(336)
Minnesota Assets sale settlement gain(c)	—	—	183
Pension settlement expenses(d)	(96)	(95)	(124)
Net interest and other financial income (costs)	(216)	(179)	(109)
Income before income taxes	$3,835	$3,246	$5,238

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.

(b)
Corporate overhead expenses attributable to MPLX were included in the Pipeline Transportation segment subsequent to MPLX’s October 31, 2012 initial public offering. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	See Note 6.

(d)	See Note 23.
The following reconciles segment capital expenditures and investments to total capital expenditures:

(In millions)	2014	2013	2012
Segment capital expenditures and investments	$4,628	$2,624	$1,256
Less: Investments in equity method investees	413	124	28
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	83	137	103
Capitalized interest	27	28	101
Total capital expenditures(a)(b)	$4,325	$2,665	$1,432

(a)	Capital expenditures include changes in capital accruals.

(b)	See Note 21 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.
The following reconciles total revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

(In millions)	2014	2013	2012
Customer revenues	$97,819	$100,166	$82,245
Corporate and other unallocated items	(2)	(6)	(2)
Sales and other operating revenues (including consumer excise taxes)	$97,817	$100,160	$82,243
Revenues by product line were:

(In millions)	2014	2013	2012
Refined products	$90,702	$93,520	$76,234
Merchandise	3,817	3,308	3,229
Crude oil and refinery feedstocks	2,917	2,988	2,514
Transportation and other	381	344	266
Sales and other operating revenues (including consumer excise taxes)	$97,817	$100,160	$82,243
No single customer accounted for more than 10 percent of annual revenues for the years ended December 31, 2014 and 2012. Revenue from BP p.l.c. included in the Refining & Marketing segment represented 10 percent of our total annual revenues for the year ended December 31, 2013.
We do not have significant operations in foreign countries. Therefore, revenues in foreign countries and long-lived assets located in foreign countries, including property, plant and equipment and investments, are not material to our operations.

Total assets by reportable segment were:

	December 31,
(In millions)	2014	2013
Refining & Marketing	$19,751	$19,573
Speedway	5,296	2,064
Pipeline Transportation	2,407	1,947
Corporate and Other	3,006	4,801
Total consolidated assets	$30,460	$28,385

12.	Other Items
Net interest and other financial income (costs) was:

(In millions)	2014	2013	2012
Interest income	$7	$9	$6
Interest expense	(229)	(195)	(191)
Interest capitalized	27	28	101
Other financial costs	(21)	(21)	(25)
Net interest and other financial income (costs)	$(216)	$(179)	$(109)

13.	Income Taxes
Income tax provisions (benefits) were:

	2014			2013			2012
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,382	$(199)	$1,183	$954	$20	$974	$1,185	$432	$1,617
State and local	135	(37)	98	131	8	139	169	57	226
Foreign	5	(6)	(1)	5	(5)	—	(1)	3	2
Total	$1,522	$(242)	$1,280	$1,090	$23	$1,113	$1,353	$492	$1,845
A reconciliation of the federal statutory income tax rate (35 percent) applied to income before income taxes to the provision for income taxes follows:

	2014	2013	2012
Statutory rate applied to income before income taxes	35%	35%	35%
State and local income taxes, net of federal income tax effects	2	3	2
Domestic manufacturing deduction	(2)	(2)	(1)
Other	(2)	(2)	(1)
Provision for income taxes	33%	34%	35%

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2014	2013
Deferred tax assets:
Employee benefits	$616	$483
Environmental	54	37
Investments in subsidiaries and affiliates	24	—
Other	70	49
Total deferred tax assets	764	569
Deferred tax liabilities:
Property, plant and equipment	2,411	2,290
Inventories	614	614
Investments in subsidiaries and affiliates	—	267
Other	101	70
Total deferred tax liabilities	3,126	3,241
Net deferred tax liabilities	$2,362	$2,672
Net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(In millions)	2014	2013
Assets:
Other noncurrent assets	$7	$2
Liabilities:
Accrued taxes	355	370
Deferred income taxes	2,014	2,304
Net deferred tax liabilities	$2,362	$2,672
Tax carryforwards – At December 31, 2014, our federal operating loss carryforwards included $11 million acquired with the biodiesel facility acquisition, which expire in 2022 through 2034. State and local operating loss carryforwards of $1 million expire in 2015 through 2029.
Valuation allowances – As of December 31, 2014 and 2013, $4 million and $3 million of valuation allowances were recognized related to income taxes. A federal valuation allowance was established for both December 31, 2014 and 2013 of $3 million, primarily due to the expected realizability of foreign tax credits. A state and local valuation allowance was established as of December 31, 2014 of $1 million, based on estimates of future financial income and expected realizability of state and local tax operating losses.
MPC is continuously undergoing examination of its U.S. federal income tax returns by the Internal Revenue Service. Such audits have been completed through the 2009 tax year. We believe adequate provision has been made for federal income taxes and interest which may become payable for years not yet settled. Further, we are routinely involved in U.S. state income tax audits. We believe all other audits will be resolved with the amounts paid and/or provided for these liabilities. As of December 31, 2014, our income tax returns remain subject to examination in the following major tax jurisdictions for the tax years indicated:

United States Federal	2010	-	2013
States	2004	-	2013

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
The following table summarizes the activity in unrecognized tax benefits:

(In millions)	2014	2013	2012
January 1 balance	$13	$40	$20
Additions for tax positions of prior years	7	30	32
Reductions for tax positions of prior years	(10)	(25)	(6)
Settlements	2	(30)	(6)
Statute of limitations	—	(2)	—
December 31 balance	$12	$13	$40
If the unrecognized tax benefits as of December 31, 2014 were recognized, $5 million would affect our effective income tax rate. There were $4 million of uncertain tax positions as of December 31, 2014 for which it is reasonably possible that the amount of unrecognized tax benefits would significantly decrease during the next twelve months.
Interest and penalties related to income taxes are recorded as part of the provision for income taxes. Such interest and penalties were net receipts (expenses) of less than $1 million, ($11 million) and $1 million in 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, $14 million and $15 million of interest and penalties were accrued related to income taxes.

14.	Inventories

	December 31,
(In millions)	2014	2013
Crude oil and refinery feedstocks	$2,219	$1,797
Refined products	2,955	2,367
Materials and supplies	302	425
Merchandise	166	100
Total (at cost)	$5,642	$4,689
The LIFO method accounted for 94 percent and 90 percent of total inventory value at December 31, 2014 and 2013, respectively. Current acquisition costs of inventories were estimated to exceed the LIFO inventory value at December 31, 2014 and 2013 by $684 million and $4,084 million, respectively. There were no liquidations of LIFO inventories in 2014, 2013 and 2012.

15.	Equity Method Investments

	Ownership as of	Carrying value at
	December 31,	December 31,
(In millions)	2014	2014	2013
Centennial	50%	$36	$29
Explorer	25%	95	—
Illinois Extension Pipeline	35%	120	—
LOCAP	59%	23	24
LOOP	51%	230	214
North Dakota Pipeline(a)	38%	216	24
TAAE	43%	22	29
TACE	60%	61	70
TAEI	34%	19	23
TAME(b)	50%	24	35
Other		19	15
Total		$865	$463

(a)
We own a 38 percent interest in the Class B units of this entity. Our Class B units will be converted to an approximate 27 percent ownership interest in the Class A units of this entity upon completion of the Sandpiper pipeline construction project, which is expected to be in 2017.

(b)	Excludes TAEI’s investment in TAME.
Summarized financial information for equity method investees is as follows:

(In millions)	2014	2013	2012
Income statement data:
Revenues and other income	$1,430	$1,067	$1,025
Income from operations	379	87	73
Net income	316	63	47
Balance sheet data – December 31:
Current assets	$990	$339
Noncurrent assets	2,166	1,238
Current liabilities	280	145
Noncurrent liabilities	957	618
As of December 31, 2014, the carrying value of our equity method investments was $110 million higher than the underlying net assets of investees. This basis difference is being amortized or accreted into net income over the remaining estimated useful lives of the underlying net assets, except for $55 million of excess related to goodwill.
Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through 2014. At December 31, 2014, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial and concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of December 31, 2014, our equity investment in Centennial was $36 million and we had a $38 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Note 26 for additional information on the debt guarantee.
Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) were $170 million, $18 million and $37 million in 2014, 2013 and 2012.

16.	Property, Plant and Equipment

(In millions)	Estimated Useful Lives	December 31,
		2014	2013
Refining & Marketing	4 - 25 years	$18,001	$16,982
Speedway	4 - 25 years	4,639	2,344
Pipeline Transportation	16 - 42 years	2,044	1,921
Corporate and Other	4 - 40 years	618	546
Total		25,302	21,793
Less accumulated depreciation		9,041	7,872
Property, plant and equipment, net		$16,261	$13,921
Property, plant and equipment includes gross assets acquired under capital leases of $510 million at both December 31, 2014 and 2013, with related amounts in accumulated depreciation of $144 million and $111 million at December 31, 2014 and 2013. Property, plant and equipment includes construction in progress of $1,043 million and $747 million at December 31, 2014 and 2013, which primarily relates to refinery projects.
Construction in progress at December 31, 2014 includes $90 million of costs associated with a residual fuel hydrocracker project at our Garyville refinery, intended to increase margins by upgrading residual fuel to ultra-low sulfur diesel and gas oil. We are deferring a final investment decision on this project with estimated total costs of $2.2 billion to $2.5 billion as we further evaluate the implications of current market conditions on the project. If a decision is made to not pursue this project, there could be a future impairment of the costs incurred for the project.

17.	Goodwill
Goodwill is tested for impairment on an annual basis and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below the carrying value. We performed our annual impairment tests for 2014 and 2013, and no impairment was required.
The changes in the carrying amount of goodwill for 2014 and 2013 were as follows:

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
2013
Beginning balance	$551	$217	$162	$930
Acquisitions(a)	—	8	—	8
Ending balance	$551	$225	$162	$938
2014
Beginning balance	$551	$225	$162	$938
Acquisitions(a)	—	629	—	629
Disposition	(1)	—	—	(1)
Ending balance	$550	$854	$162	$1,566

(a)	See Note 5 for information on the acquisitions.

18.	Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	December 31, 2014
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$317	$—	$—	$(258)	$59	$—
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$319	$—	$—	$(258)	$61	$—

Commodity derivative instruments, liabilities	$180	$—	$—	$(180)	$—	$—
Contingent consideration, liability(c)	—	—	478	N/A	478	—
Total liabilities at fair value	$180	$—	$478	$(180)	$478	$—

	December 31, 2013
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$21	$—	$—	$(21)	$—	$61
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$23	$—	$—	$(21)	$2	$61

Commodity derivative instruments, liabilities	$53	$—	$—	$(53)	$—	$—
Contingent consideration, liability(c)	—	—	625	N/A	625	—
Total liabilities at fair value	$53	$—	$625	$(53)	$625	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of December 31, 2014, cash collateral of $78 million was netted with mark-to-market derivative assets. As of December 31, 2013, cash collateral of $32 million was netted with mark-to-market derivative liabilities.

(b)	We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

(c)	Includes $174 million at December 31, 2014 and $159 million at December 31, 2013 classified as current.
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
The contingent consideration represents the fair value as of December 31, 2014 and 2013 of the amount we expect to pay to BP related to the earnout provision for the Galveston Bay Refinery and Related Assets acquisition. See Note 5. The fair value of the contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the contract applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation used significant unobservable inputs including: (1) an estimate of refinery throughput volumes; (2) a range of internal and external crack spread forecasts from $13 to $15 per barrel; and (3) a range of risk-adjusted discount rates from 5 percent to 10 percent. An increase or decrease in crack spread forecasts or refinery throughput volume expectations will result in a corresponding increase or decrease in the fair value. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual thresholds. An increase or decrease in the discount rate will result in a decrease or increase to the fair value, respectively. The fair value of the contingent consideration is reassessed each quarter, with changes in fair value recorded in cost of revenues.
The following is a reconciliation of the net beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

(In millions)	2014	2013	2012
Beginning balance	$625	$—	$—
Contingent consideration agreement	—	600	—
Contingent consideration payment	(180)	—	—
Unrealized and realized losses included in net income	33	25	2
Settlements of derivative instruments	—	—	(2)
Ending balance	$478	$625	$—
We did not hold any Level 3 derivative instruments during 2014, 2013 and 2012. See Note 19 for the income statement impacts of our derivative instruments. There was an unrealized loss of $33 million and $25 million in 2014 and 2013, respectively, related to the contingent consideration agreement.
Fair Values – Nonrecurring
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Year Ended December 31,
	2014		2013		2012
(In millions)	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Property, plant and equipment, net	$—	$—	$1	$8	$—	$—
Other noncurrent assets	—	11	—	—	—	14
Based on the financial and operational status of a company in which we have an interest, we fully impaired our $11 million investment in that company in 2014. Our investment in this company was accounted for using the cost method and was included in our Refining & Marketing segment. The impairment is included in other income on the consolidated statements of income. The fair value of our investment in this cost company was measured using an income approach. This measurement is classified as Level 3.
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
As a result of changing market conditions and declining throughput volumes, we impaired our Refining & Marketing segment’s prepaid tariff with Centennial by $14 million in 2012. The fair value measurement of the prepaid tariff was based on the income approach utilizing the probability of shipping sufficient volumes on Centennial’s pipeline over the remaining life of the throughput and deficiency credits, which expired March 31, 2014. This measurement is classified as Level 3.

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at December 31, 2014 and 2013, excluding the derivative financial instruments and contingent consideration reported above.

	December 31,
	2014		2013
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$26	$2	$336	$14
Other	32	32	31	30
Total financial assets	$58	$34	$367	$44
Financial liabilities:
Long-term debt(a)	$6,571	$6,265	$3,306	$3,001
Deferred credits and other liabilities	17	17	21	21
Total financial liabilities	$6,588	$6,282	$3,327	$3,022

(a)	Excludes capital leases
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
For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 18. See Note 2 for a discussion of the types of derivatives we use and the reasons for them. We do not designate any of our commodity derivative instruments as hedges for accounting purposes. Our interest rate derivative instruments were designated as fair value accounting hedges.
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of December 31, 2014 and 2013:

	December 31, 2014
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$317	$180	Other current assets

	December 31, 2013
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$21	$53	Other current assets

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
The following table summarizes the pretax effect of derivative instruments designated as accounting hedges of fair value in our consolidated statements of income in 2012:

		Gain (Loss)
(In millions)	Income Statement Location	2012
Derivative
Interest rate	Net interest and other financial income (costs)	$1
Hedged Item
Long-term debt	Net interest and other financial income (costs)	$(1)
Derivatives not Designated as Accounting Hedges
Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil and (4) the acquisition of ethanol for blending with refined products.
The table below summarizes open commodity derivative contracts for crude oil and refined products as of December 31, 2014.

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	15,678
Exchange-traded	Short	(25,257)
Refined Products(b)
Exchange-traded	Long	2,948
Exchange-traded	Short	(3,804)

(a )	97 percent of these contracts expire in the first quarter of 2015.

(b)	100 percent of these contracts expire in the first quarter of 2015.
The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(In millions)	Gain (Loss)
Income Statement Location	2014	2013	2012
Sales and other operating revenues	$37	$12	$8
Cost of revenues	456	(180)	65
Total	$493	$(168)	$73

20.	Debt
Our outstanding borrowings at December 31, 2014 and 2013 consisted of the following:

	December 31,
(In millions)	2014	2013
Marathon Petroleum Corporation:
Revolving credit agreement due 2017	$—	$—
Term loan agreement due 2019	700	—
3.500% senior notes due March 1, 2016	750	750
5.125% senior notes due March 1, 2021	1,000	1,000
3.625% senior notes due September 15, 2024	750	—
6.500% senior notes due March 1, 2041	1,250	1,250
4.750% senior notes due September 15, 2044	800	—
5.000% senior notes due September 15, 2054	400	—
Consolidated subsidiaries:
Capital lease obligations due 2015-2028	372	395
MPLX Operations LLC bank revolving credit agreement due 2017	—	—
MPLX bank revolving credit facility due 2019	385	—
MPLX term loan facility due 2019	250	—
Trade receivables securitization facility due 2016	—	—
Total	6,657	3,395
Unamortized discount	(26)	(10)
Fair value adjustments(a)	6	11
Amounts due within one year	(27)	(23)
Total long-term debt due after one year	$6,610	$3,373

(a)	See Note 19 for information on interest rate swaps.
The following table shows five years of scheduled debt payments.

(In millions)
2015	$27
2016	777
2017	28
2018	30
2019	1,362
MPC Revolving Credit Agreement – We have a $2.5 billion unsecured revolving credit agreement (“Credit Agreement”) in place with a maturity date of September 14, 2017. The Credit Agreement includes letter of credit issuing capacity of up to $2.0 billion and swingline loan capacity of up to $100 million. We may increase our borrowing capacity under the Credit Agreement by up to an additional $500 million, subject to certain conditions including the consent of the lenders whose commitments would be increased. In addition, the maturity date may be extended for up to two additional one-year periods subject to the approval of lenders holding greater than 50 percent of the commitments then outstanding, provided that the commitments of any non-consenting lenders will be terminated on the then-effective maturity date.
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

The Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for arrangements of this type, including a financial covenant that requires us to maintain a ratio of Consolidated Net Debt (as defined in the Credit Agreement) to Total Capitalization (as defined in the Credit Agreement) of no greater than 0.65 to 1.00 as of the last day of each fiscal quarter. Other covenants, among other things, restrict our ability to incur debt, create liens on our assets or enter into transactions with affiliates. As of December 31, 2014, we were in compliance with the covenants contained in the Credit Agreement.
There were no borrowings or letters of credit outstanding at December 31, 2014.
MPC Term Loan Agreement – On August 26, 2014, we entered into a $700 million five-year senior unsecured term loan credit agreement (the “Term Loan Agreement”) with a syndicate of lenders to fund a portion of the purchase price for the acquisition of Hess’ Retail Operations and Related Assets. The Term Loan Agreement matures on September 24, 2019 and may be prepaid at any time without premium or penalty. We are obligated to pay certain customary fees under the Term Loan Agreement, including an annual administrative fee.
Amounts outstanding under the Term Loan Agreement bear interest at either of the following rates at our election (i) the sum of the Adjusted LIBO Rate (as defined in the Term Loan Agreement), plus a margin ranging between 0.875 percent to 1.75 percent, depending on our credit ratings, or (ii) the sum of the Base Rate (as defined in the Term Loan Agreement), plus a margin ranging between zero percent to 0.75 percent, depending on our credit ratings. The borrowings under this facility during 2014 were at an average interest rate of 1.3 percent.
The Term Loan Agreement contains representation and warranties, covenants and events of default that are substantially similar to those contained in the MPC revolving credit agreement, including a financial covenant, which requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the Term Loan Agreement) of no greater than 0.65 to 1.00. As of December 31, 2014, we were in compliance with the covenants contained in the Credit Agreement.
Senior Notes – On September 5, 2014, we completed a public offering of $1.95 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”), consisting of $750 million aggregate principal amount of our Senior Notes due 2024, $800 million aggregate principal amount of our Senior Notes due 2044 and $400 million aggregate principal amount of our Senior Notes due 2054. The net proceeds from the offering of the Senior Notes were approximately $1.92 billion, after deducting underwriting discounts and estimated offering expenses. The net proceeds were used to fund a portion of the purchase price for the acquisition of Hess’ Retail Operations and Related Assets. Interest on each series of Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2015.
The Senior Notes are unsecured and unsubordinated obligations of ours and rank equally with all our other existing and future unsecured and unsubordinated indebtedness.
MPLX Credit Agreement – On November 20, 2014, MPLX entered into a credit agreement with a syndicate of lenders (“MPLX Credit Agreement”), which provides for a five-year $1 billion bank revolving credit facility and a $250 million term loan facility. The maturity date on both facilities is November 20, 2019.
The bank revolving credit facility includes letter of credit issuing capacity of up to $250 million and swingline loan capacity of up to $100 million. The borrowing capacity under the MPLX Credit Agreement may be increased by up to an additional $500 million, subject to certain conditions, including the consent of the lenders whose commitments would increase. In addition, the maturity date may be extended up to two additional one-year periods subject to the approval of lenders holding the majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will be terminated on the original maturity date.
The term loan facility was drawn in full on November 20, 2014. The maturity date for the term loan facility may be extended for up to two additional one-year periods subject to the consent of the lenders holding a majority of the outstanding term loan borrowings, provided that the portion of the term loan borrowings held by any non-consenting lenders will continue to be due and payable on the original maturity date. The borrowings under this facility during 2014 were at an average interest rate of 1.4 percent.

Borrowings under the MPLX Credit Agreement bear interest at either the Adjusted LIBO Rate or the Alternate Base Rate (as defined in the MPLX Credit Agreement) plus a specified margin. MPLX is charged various fees and expenses in connection with the agreement, including administrative agent fees, commitment fees on the unused portion of the bank revolving credit facility and fees with respect to issued and outstanding letters of credit. The applicable interest rates and certain of the fees fluctuate based on the credit ratings in effect from time to time on MPLX’s long-term debt.
The MPLX Credit Agreement includes certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The MPLX Credit Agreement includes a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX from incurring debt, creating liens on its assets and entering into transactions with affiliates. As of December 31, 2014, MPLX was in compliance with the covenants contained in the MPLX Credit Agreement.
In connection with entering into this new credit agreement, MPLX terminated its previously existing $500 million five-year MPLX Operations LLC bank revolving credit agreement, dated as of September 14, 2012. During 2014, MPLX borrowed $280 million under the MPLX Operations LLC bank revolving credit agreement, at an average interest rate of 1.5 percent, per annum, and repaid all of these borrowings.
During 2014, MPLX borrowed $630 million under the new revolving credit agreement, at an average interest rate of 1.4 percent, per annum, and repaid $245 million of these borrowings. At December 31, 2014, MPLX had $385 million of borrowings and no letters of credit outstanding under the MPLX Credit Agreement, resulting in total unused loan availability of $615 million, or 61.5 percent of the borrowing capacity.
Trade receivables securitization facility – On December 18, 2013, we entered into a three-year, $1.3 billion trade receivables securitization facility with a group of financial institutions that act as committed purchasers, conduit purchasers, letter of credit issuers and managing agents under the facility. The facility is evidenced by a Receivables Purchase Agreement and a Second Amended and Restated Receivables Sale Agreement and replaces the previously existing accounts receivable facility that was set to expire on June 30, 2014.
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
Proceeds from the sale of undivided percentage ownership interests in qualifying receivables under the facility will be reflected as debt on our consolidated balance sheet. We will remain responsible for servicing the receivables sold to the purchasing group. TRC pays floating-rate interest charges and usage fees on amounts outstanding under the facility, if any, and certain other fees related to the administration of the facility and letters of credit that are issued and outstanding under the facility.

The Receivables Purchase Agreement and Second Amended and Restated Receivables Sale Agreement include representations and covenants that we consider usual and customary for arrangements of this type. Trade receivables are subject to customary criteria, limits and reserves before being deemed to qualify for sale by TRC pursuant to the facility. In addition, further purchases of qualified trade receivables under the facility are subject to termination, and TRC may be subject to default fees, upon the occurrence of certain amortization events that are included in the Receivables Purchase Agreement, which we consider to be usual and customary for arrangements of this type. At December 31, 2014, we were in compliance with the covenants contained in the Receivables Purchase Agreement.
As of December 31, 2014, eligible trade receivables supported borrowings of $1.28 billion. There were no borrowings outstanding at December 31, 2014. As of January 31, 2015, eligible trade receivables supported borrowings of $700 million.

21.	Supplemental Cash Flow Information

(In millions)	2014	2013	2012
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$166	$161	$67
Net income taxes paid to taxing authorities(a)	1,362	1,099	1,211
Non-cash investing and financing activities:
Capital lease obligations increase	$—	$61	$62
Property, plant and equipment sold	4	43	—
Property, plant and equipment acquired	4	—	—
Preferred equity interest received in contract settlement(b)	—	—	45
Preferred equity interest dividend received in-kind	—	—	1
Acquisition:
Contingent consideration(c)	—	600	—
Payable to seller(c)	—	6	—
Intangible asset acquired	—	—	3
Liability assumed	—	—	2

(a)
U.S. and most state income taxes, if incurred, were paid by Marathon Oil for periods prior to the Spinoff. The amount for 2012 includes payments of $181 million for 2011 return period income taxes made to Marathon Oil under our tax sharing agreement, and in return we received an equal amount of tax credits. See Note 26.

(b)	See Note 6.

(c)	See Note 5.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(In millions)	2014	2013	2012
Additions to property, plant and equipment per consolidated statements of cash flows	$1,480	$1,206	$1,369
Non-cash additions to property, plant and equipment	4	—	—
Asset retirement expenditures(a)	2	—	—
Increase (decrease) in capital accruals	95	73	(117)
Total capital expenditures before acquisitions	1,581	1,279	1,252
Acquisitions(b)	2,744	1,386	180
Total capital expenditures	$4,325	$2,665	$1,432

(a)	Included in All other, net – Operating activities on the consolidated statements of cash flows.

(a)
The 2014 acquisitions include the acquisition of Hess’ Retail Operations and Related Assets. The 2013 acquisitions include the acquisition of the Galveston Bay Refinery and Related Assets. The acquisition numbers above include property, plant and equipment and intangibles. See Note 5.

22. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2012	(432)	(36)	4	—	$(464)
Other comprehensive income before reclassifications	198	(13)	—	4	189
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(45)	(4)	—	—	(49)
– actuarial loss(a)	66	3	—	—	69
– settlement loss(a)	95	—	—	—	95
Other(b)	—	—	—	(1)	(1)
Tax effect	(43)	—	—	—	(43)
Other comprehensive income (loss)	271	(14)	—	3	260
Balance as of December 31, 2013	$(161)	$(50)	$4	$3	$(204)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2013	$(161)	$(50)	$4	$3	$(204)
Other comprehensive income (loss) before reclassifications	(119)	(53)	—	2	(170)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(46)	(4)	—	—	(50)
– actuarial loss(a)	51	2	—	—	53
– settlement loss(a)	96	—	—	—	96
Other(b)	—	—	—	(1)	(1)
Tax effect	(38)	1	—	—	(37)
Other comprehensive income (loss)	(56)	(54)	—	1	(109)
Balance as of December 31, 2014	$(217)	$(104)	$4	$4	$(313)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 23.

(b)	This amount was reclassified out of accumulated other comprehensive loss and is included in selling, general and administrative expenses on the consolidated statements of income.

23.	Defined Benefit Pension and Other Postretirement Plans
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
Obligations and funded status – The accumulated benefit obligation for all defined benefit pension plans was $2,009 million and $1,912 million as of December 31, 2014 and 2013.
The following summarizes our defined benefit pension plans that have accumulated benefit obligations in excess of plan assets.

	December 31,
(In millions)	2014	2013
Projected benefit obligations	$2,075	$1,927
Accumulated benefit obligations	2,009	1,912
Fair value of plan assets	1,744	1,800

The following summarizes the projected benefit obligations and funded status for our defined benefit pension and other postretirement plans:

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligations at January 1	$1,927	$2,192	$687	$591
Service cost	88	93	27	25
Interest cost	74	73	33	26
Actuarial (gain) loss	257	(183)	86	17
Benefits paid	(271)	(248)	(23)	(20)
Other(a)	—	—	2	48
Benefit obligations at December 31	2,075	1,927	812	687
Change in plan assets:
Fair value of plan assets at January 1	1,800	1,478	—	—
Actual return on plan assets	175	241	—	—
Employer contributions	40	329	—	—
Benefits paid from plan assets	(271)	(248)	—	—
Fair value of plan assets at December 31	1,744	1,800	—	—
Funded status of plans at December 31	$(331)	$(127)	$(812)	$(687)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(17)	$(18)	$(27)	$(25)
Noncurrent liabilities	(314)	(109)	(785)	(662)
Accrued benefit cost	$(331)	$(127)	$(812)	$(687)
Pretax amounts recognized in accumulated other comprehensive loss:(b)
Net loss	$710	$668	$191	$107
Prior service credit	(369)	(415)	(26)	(30)

(a)
Includes adjustments related to Hess’ Retail Operations and Related Assets acquisition in 2014. For 2013, it includes adjustments related to plan amendments and adjustments related to the Galveston Bay Refinery and Related Assets acquisition.

(b)
Amounts exclude those related to LOOP and Explorer Pipeline, equity method investees with defined benefit pension and postretirement plans for which net losses of $18 million and $1 million were recorded in accumulated other comprehensive loss in 2014, reflecting our ownership share.

Components of net periodic benefit cost and other comprehensive loss – The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive loss for our defined benefit pension and other postretirement plans.

	Pension Benefits			Other Benefits
(In millions)	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$88	$93	$66	$27	$25	$20
Interest cost	74	73	94	33	26	24
Expected return on plan assets	(107)	(107)	(104)	—	—	—
Amortization – prior service cost (credit)	(46)	(45)	(18)	(4)	(4)	(2)
– actuarial loss	51	66	93	2	3	2
– settlement loss	96	95	125	—	—	—
Net periodic benefit cost(a)	$156	$175	$256	$58	$50	$44
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (pretax):
Actuarial (gain) loss	$188	$(317)	$46	$86	$17	$53
Prior service cost (credit)(b)	—	—	(520)	—	4	(40)
Amortization of actuarial loss	(147)	(161)	(218)	(2)	(3)	(2)
Amortization of prior service cost	46	45	18	4	4	2
Other	—	—	—	—	—	—
Total recognized in other comprehensive loss	$87	$(433)	$(674)	$88	$22	$13
Total recognized in net periodic benefit cost and other comprehensive loss	$243	$(258)	$(418)	$146	$72	$57

(a)	Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

(b)	Includes adjustments due to plan amendments approved in 2013 and adjustments due to changes made to the defined pension plans and the post-65 medical plan coverage effective January 1, 2013.
Lump sum payments to employees retiring in 2014, 2013 and 2012 exceeded the plan’s total service and interest costs expected for those years. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, pension settlement expenses were recorded in 2014, 2013 and 2012 related to our cumulative lump sum payments made during those years.
The estimated net gain/loss and prior service credit for our defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 are $51 million and $46 million. The estimated net loss and prior service credit for our other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 is $9 million and $4 million, respectively.

Plan assumptions – The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2014, 2013 and 2012.

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.65%	4.30%	3.45%	4.15%	4.95%	4.05%
Rate of compensation increase	3.70%	3.70%	5.00%	3.70%	3.70%	5.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.05%	3.88%	4.06%	4.95%	4.11%	4.54%
Expected long-term return on plan assets(a)	7.00%	7.50%	7.50%	—%	—%	—%
Rate of compensation increase	3.70%	5.00%	5.00%	3.70%	5.00%	5.00%

(a)	Effective January 1, 2015, the expected long-term rate of return on plan assets is 6.75 percent due to a continuation of a change in our primary plan investment strategy, which began January 1, 2014.
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
Assumed health care cost trend
The following summarizes the assumed health care cost trend rates.

	December 31,
	2014	2013	2012
Health care cost trend rate assumed for the following year:
Medical Pre-65	8.00%	8.00%	8.00%
Prescription drugs	7.00%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate):
Medical Pre-65	5.00%	5.00%	5.00%
Prescription drugs	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical Pre-65	2021	2020	2020
Prescription drugs	2021	2018	2018

Effective 2013, as a result of changes in the post-65 medical plan coverage of the Marathon Petroleum Health Plan and the Marathon Petroleum Retiree Health Plan, increases are the lower of the trend rate or four percent.

Assumed health care cost trend rates have a significant effect on the amounts reported for defined benefit retiree health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
(In millions)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on other postretirement benefit obligations	45	(39)
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
The investment goals are implemented to manage the plans’ funded status volatility and minimize future cash contributions. The asset allocation strategy will change over time in response to changes primarily in funded status, which is dictated by current and anticipated market conditions, the independent actions of our investment committee, required cash flows to and from the plans and other factors deemed appropriate. Such changes in asset allocation are intended to allocate additional assets to the fixed income asset class should the funded status improve. The fixed income asset class shall be invested in such a manner that its interest rate sensitivity correlates highly with that of the plans’ liabilities. Other asset classes are intended to provide additional return with associated higher levels of risk. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies. At December 31, 2014, the primary plan’s targeted asset allocation was 51 percent equity, private equity, real estate, and timber securities and 49 percent fixed income securities.
Fair value measurements
Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset category at December 31, 2014 and 2013.
Cash and cash equivalents – Cash and cash equivalents include a collective fund serving as the investment vehicle for the cash reserves and cash held by third-party investment managers. The collective fund is valued at net asset value (“NAV”) on a scheduled basis using a cost approach, and is considered a Level 2 asset. Cash and cash equivalents held by third-party investment managers are valued using a cost approach and are considered Level 2.
Equity – Equity investments includes common stock, mutual and pooled funds. Common stock investments are valued using a market approach, which are priced daily in active markets and are considered Level 1. Mutual and pooled equity funds are well diversified portfolios, representing a mix of strategies in domestic, international and emerging market strategies. Mutual funds are publicly registered, valued at NAV on a daily basis using a market approach and are considered Level 1 assets. Pooled funds are valued at NAV using a market approach and are considered Level 2 assets.
Fixed Income – Fixed income investments include corporate bonds, U.S. dollar treasury bonds and municipal bonds. These securities are priced on observable inputs using a combination of market, income and cost approaches. These securities are considered Level 2 assets. Fixed income also includes a well diversified bond portfolio structured as a pooled fund. This fund is valued at NAV on a daily basis using a combination of market, income and cost approaches. It is considered a Level 2 asset.
Private Equity – Private equity investments include interests in limited partnerships which are valued using information provided by external managers for each individual investment held in the fund. These holdings are considered Level 3.
Real Estate – Real estate investments consist of interests in limited partnerships. These holdings are either appraised or valued using investment manager’s assessment of assets held. These holdings are considered Level 3.
Other – Other investments include two limited liability companies (“LLCs”) with no public market. The LLCs were formed to acquire timberland in the northwest United States. These holdings are either appraised or valued using investment manager’s assessment of assets held. These holdings are considered Level 3.

The following tables present the fair values of our defined benefit pension plans’ assets, by level within the fair value hierarchy, as of December 31, 2014 and 2013.

	December 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$29	$—	$29
Equity:
Common stocks	63	—	—	63
Mutual funds	155	—	—	155
Pooled funds	—	442	—	442
Fixed income:
Corporate	—	554	—	554
Government	—	99	—	99
Pooled funds	—	254	—	254
Private equity	—	—	66	66
Real estate	—	—	57	57
Other	2	2	21	25
Total investments, at fair value	$220	$1,380	$144	$1,744

	December 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$189	$—	$189
Equity:
Common stocks	69	—	—	69
Mutual funds	217	—	—	217
Pooled funds	—	590	—	590
Fixed income:
Corporate	—	356	—	356
Government	—	22	—	22
Pooled funds	—	218	—	218
Private equity	—	—	57	57
Real estate	—	—	60	60
Other	2	—	20	22
Total investments, at fair value	$288	$1,375	$137	$1,800

The following is a reconciliation of the beginning and ending balances recorded for plan assets classified as Level 3 in the fair value hierarchy:

	2014
(In millions)	Private Equity	Real Estate	Other	Total
Beginning balance	$57	$60	$20	$137
Actual return on plan assets:
Realized	6	4	—	10
Unrealized	6	4	1	11
Purchases	10	5	—	15
Sales	(13)	(16)	—	(29)
Ending balance	$66	$57	$21	$144

	2013
(In millions)	Private Equity	Real Estate	Other	Total
Beginning balance	$56	$54	$17	$127
Actual return on plan assets:
Realized	13	3	—	16
Unrealized	3	10	3	16
Purchases	7	5	—	12
Sales	(22)	(12)	—	(34)
Ending balance	$57	$60	$20	$137
Cash Flows
Contributions to defined benefit plans – Our funding policy with respect to the funded pension plans is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional, discretionary, amounts from time to time as determined appropriate by management. In 2014, we made pension contributions totaling $16 million. We have no required funding for 2015, but may make voluntary contributions at our discretion. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are estimated to be approximately $18 million and $27 million in 2015.
Estimated future benefit payments – The following gross benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated.

(In millions)	Pension Benefits	Other Benefits
2015	$179	$27
2016	181	30
2017	181	33
2018	181	37
2019	179	40
2020 through 2024	810	236
Contributions to defined contribution plans – We also contribute to several defined contribution plans for eligible employees. Contributions to these plans totaled $86 million, $76 million and $60 million in 2014, 2013 and 2012, respectively.

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
Our participation in this plan for 2014, 2013 and 2012 is outlined in the table below. The “EIN” column provides the Employee Identification Number for the plan. The most recent Pension Protection Act zone status available in 2014 and 2013 is for the plan’s year ended December 31, 2013 and December 31, 2012, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates a financial improvement plan or a rehabilitation plan has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. There have been no significant changes that affect the comparability of 2014, 2013 and 2012 contributions. Our portion of the contributions does not make up more than five percent of total contributions to the plan.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	MPC Contributions (In millions)			Surcharge Imposed	Expiration Date of Collective – Bargaining Agreement
Pension Fund	EIN	2014	2013		2014	2013	2012
Central States, Southeast and Southwest Areas Pension Plan(a)	36-6044243	Red	Red	Implemented	$4	$3	$4	No	January 31, 2019

(a)	This agreement has a minimum contribution requirement of $280 per week per employee for 2015. A total of 267 employees participated in the plan as of December 31, 2014.
Multiemployer Health and Welfare Plan
We contribute to one multiemployer health and welfare plan that covers both active employees and retirees. Through the health and welfare plan employees receive medical, dental, vision, prescription and disability coverage. Our contributions to this plan totaled $6 million, $5 million and $5 million for 2014, 2013 and 2012.

24.	Stock-Based Compensation Plans
Description of the Plans
Effective April 26, 2012, our employees and non-employee directors became eligible to receive equity awards under the Marathon Petroleum Corporation 2012 Incentive Compensation Plan (“MPC 2012 Plan”). The MPC 2012 Plan authorizes the Compensation Committee of our board of directors (“Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards and performance awards to our employees and non-employee directors. Under the MPC 2012 Plan, no more than 25 million shares of our common stock may be delivered and no more than 10 million shares of our common stock may be the subject of awards that are not stock options or stock appreciation rights. In the sole discretion of the Committee, 10 million shares of our common stock may be granted as incentive stock options. Shares issued as a result of awards granted under these plans are funded through the issuance of new MPC common shares.
Prior to April 26, 2012, our employees and non-employee directors were eligible to receive equity awards under the Marathon Petroleum Corporation 2011 Second Amended and Restated Incentive Compensation Plan (“MPC 2011 Plan”).

Stock-based awards under the Plans
We expense all share-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.
Stock Options – We grant stock options to certain officer and non-officer employees. All of the stock options granted in 2014 fell under the MPC 2012 Plan. Stock options awarded under the MPC 2011 Plan and the MPC 2012 Plan represent the right to purchase shares of our common stock at its fair market value, which is the closing price of MPC’s common stock on the date of grant. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of three years. We use the Black Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.
Stock Appreciation Rights (“SARs”) – SARs were granted under the Marathon Oil Corporation incentive compensation plan in effect prior to the Spinoff. No SARs have been granted under the MPC 2011 Plan or the MPC 2012 Plan. Similar to stock options, SARs represent the right to receive a payment equal to the excess of the fair market value of shares of MPC or Marathon Oil common stock on the date the right is exercised over the grant price. SARs have a maximum term of ten years from the date they are granted and generally vest over a requisite service period of three years. We use the Black Scholes option-pricing model to estimate the fair value of SARs granted, which requires the input of subjective assumptions. All outstanding SAR’s expired or were exercised in 2014.
Restricted Stock and Restricted Stock Units – We grant restricted stock and restricted stock units to employees and non-employee directors. In general, restricted stock and restricted stock units granted to employees vest over a requisite service period of three years. Restricted stock and restricted stock unit awards granted after 2011 to officers are subject to an additional one year holding period after the completion of the three-year requisite service period. Prior to vesting, restricted stock recipients who received grants prior to 2012 have the right to vote such stock and receive dividends at the same time regular shareholders are paid. Restricted stock recipients who received grants in 2012 and after have the right to vote such stock; however, dividends are accrued and will be paid upon vesting. Restricted stock units granted to non-employee directors are considered to vest immediately at the time of the grant for accounting purposes, as they are non-forfeitable, but are not issued until the director’s departure from the board of directors. Restricted stock unit recipients do not have the right to vote such shares and receive dividend equivalents. The non-vested shares are not transferable and are held by our transfer agent. The fair values of restricted stock are equal to the market price of our common stock on the grant date.
Performance Units – We grant performance unit awards to certain officer employees. The target value of all performance units is $1.00, with actual payout up to $2.00 per unit (up to 200% of target). Performance units issued under the MPC 2011 and MPC 2012 Plans have a 36-month requisite service period. The payout value of these awards will be determined by the relative ranking of the total shareholder return (“TSR”) of MPC common stock compared to the TSR of a select group of peer companies, as well as the Standard & Poor’s 500 Energy Index fund over an average of four measurement periods. These awards will be settled 25 percent in MPC common stock and 75 percent in cash. The number of shares actually distributed will be determined by dividing 25 percent of the final payout by the closing price of MPC common stock on the day the Committee certifies the final TSR rankings, or the next trading day if the certification is made outside of normal trading hours. The performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units that settle in shares are accounted for as equity awards.
Total Stock-Based Compensation Expense
The following table reflects activity related to our stock-based compensation arrangements:

(In millions)	2014	2013	2012
Stock-based compensation expense	$40	$42	$35
Tax benefit recognized on stock-based compensation expense	15	15	13
Cash received by MPC upon exercise of stock option awards	26	48	108
Tax benefit received for tax deductions for stock awards exercised	19	18	16

Stock Option Awards
The Black Scholes option-pricing model values used to value stock option awards granted were determined based on the following weighted average assumptions:

	2014	2013	2012
Weighted average exercise price per share	$85.02	$84.65	$42.02
Expected life in years	5.8	6.0	5.8
Expected volatility	36%	40%	47%
Expected dividend yield	1.9%	2.0%	2.6%
Risk-free interest rate	1.8%	1.0%	1.1%
Weighted average grant date fair value of stock option awards granted	$25.37	$27.13	$14.45
The expected life of stock options granted is based on historical data and represents the period of time that options granted are expected to be held prior to exercise. The 2014 assumption for expected volatility of our stock price reflects a weighting of 50 percent of our common stock implied volatility and 50 percent of MPC’s common stock historical volatility. Prior to 2014, we used a weighting of our common stock implied volatility and the historical volatility of a selected group of peers. Expected dividend yield is based on annualized dividends at the date of grant. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The following is a summary of our common stock option activity in 2014:

	Number of of Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	5,147,837	$40.08
Granted	446,310	85.02
Exercised	(821,948)	33.04
Forfeited, canceled or expired	(20,761)	49.67
Outstanding at December 31, 2014	4,751,438	45.47
Vested and expected to vest at December 31, 2014	4,746,653	45.43	5.7	$213
Exercisable at December 31, 2014	3,795,031	38.30	5.0	197

(a)	Includes an immaterial number of stock appreciation rights.
The intrinsic value of options exercised by MPC employees during 2014, 2013 and 2012 was $48 million, $60 million and $37 million, respectively.
As of December 31, 2014, unrecognized compensation cost related to stock option awards was $5 million, which is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock Awards
The following is a summary of restricted stock award activity of our common stock in 2014:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	624,122	$61.11	385,079	$33.96
Granted	251,351	87.64	26,725	85.90
RS’s Vested/RSU’s Issued	(330,971)	55.36	(578)	51.99
Forfeited	(29,429)	70.29	(133)	76.10
Outstanding at December 31, 2014	515,073	77.23	411,093	37.30
Of the 411,093 restricted stock units outstanding, 409,805 are vested and have a weighted average grant date fair value of $37.16. These vested but unissued units are held by our non-employee directors, are non-forfeitable and are issuable upon the director’s departure from our board of directors.
The following is a summary of the values related to restricted stock and restricted stock unit awards held by MPC employees and non-employee directors:

	Restricted Stock		Restricted Stock Units
	Intrinsic Value of Awards Vested During the Period (in millions)	Weighted Average Grant Date Fair Value of Awards Granted During the Period	Intrinsic Value of Awards Vested During the Period (in millions)	Weighted Average Grant Date Fair Value of Awards Granted During the Period
2014	$28	$87.64	$—	$85.90
2013	20	87.06	—	73.48
2012	5	43.11	—	44.38
As of December 31, 2014, unrecognized compensation cost related to restricted stock awards was $26 million, which is expected to be recognized over a weighted average period of 1.1 years. There was no material unrecognized compensation cost related to restricted stock unit awards.
Performance Unit Awards
The following table presents a summary of the 2014 activity for performance unit awards to be settled in shares:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	3,822,500	$0.90
Granted	2,033,700	0.85
Canceled	(64,375)	0.87
Outstanding at December 31, 2014	5,791,825	0.88
The number of shares that would be issued upon target vesting, using the closing price of our common stock on December 31, 2014 would be 64,168 shares.
As of December 31, 2014, unrecognized compensation cost related to equity-classified performance unit awards was $2 million, which is expected to be recognized over a weighted average period of 1.5 years.

Performance units paying out in units have a grant date fair value calculated using a Monte Carlo valuation model, which requires the input of subjective assumptions. The following table provides a summary of these assumptions:

	2014	2013	2012
Risk-free interest rate	0.63%	0.35%	0.41%
Look-back period	2.84 years	2.84 years	2.84 years
Expected volatility	38.51%	41.67%	56.06%
Grant date fair value of performance units granted	$0.85	$0.95	$0.80
The risk-free interest rate for the remaining performance period as of the grant date is based on the U.S. Treasury yield curve in effect at the time of the grant. The look-back period reflects the remaining performance period at the grant date. The assumption for the expected volatility of our stock price reflects the average MPC common stock historical volatility.
MPLX Awards
Our wholly-owned subsidiary and the general partner of MPLX, MPLX GP LLC (“MXGP”), maintains a unit-based compensation plan for officers, directors and employees (including any other individual who may be considered an “employee” under a Registration Statement on Form S-8 or any successor form) of MXGP.
The MPLX 2012 Incentive Compensation Plan (“MPLX Plan”) permits various types of equity awards including but not limited to grants of restricted phantom units and performance units. Awards granted under the MPLX Plan will be settled with MPLX units. Compensation expense for these awards was not material to our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.

25.	Leases
We lease a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, storage facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. Future minimum commitments as of December 31, 2014, for capital lease obligations and for operating lease obligations having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Lease Obligations	Operating Lease Obligations
2015	$52	$249
2016	51	209
2017	50	150
2018	49	136
2019	45	114
Later years	300	468
Total minimum lease payments	547	$1,326
Less imputed interest costs	176
Present value of net minimum lease payments	$371
Operating lease rental expense was:

(In millions)	2014	2013	2012
Rental expense	$256	$213	$139

26.	Commitments and Contingencies
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below, including those resulting from the acquisition of Hess’ Retail Operations and Related Assets. For matters for which we have not recorded an accrued liability, we are unable to estimate a range of possible loss because the issues involved have not been fully developed through pleadings and discovery. However, the ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.
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
At December 31, 2014 and 2013, accrued liabilities for remediation totaled $185 million and $123 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $67 million and $51 million at December 31, 2014 and 2013, respectively.
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
Guarantees related to indebtedness of equity method investees – We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP LLC. Both LOOP and LOCAP LLC have secured various financings by assigning certain of their rights under throughput and deficiency agreements that they have entered into with us. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements follow the terms of the underlying debt obligations, some of which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of December 31, 2014.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $38 million as of December 31, 2014.

Marathon Oil indemnifications – In conjunction with the Spinoff, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of December 31, 2014, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the RM&T Business operations prior to the Spinoff which are not already reflected in the unrecognized tax benefits described in Note 13, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect the Spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.
Other guarantees – We have entered into other guarantees with maximum potential undiscounted payments totaling $81 million as of December 31, 2014, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual commitments – At both December 31, 2014 and 2013, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.7 billion. The contractual commitments at December 31, 2014 includes $520 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets, $703 million for contributions to North Dakota Pipeline and $185 million for contributions to the SAX project. The contractual commitments at December 31, 2013 included the $700 million contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets and $892 million for contributions to North Dakota Pipeline. See Note 5.

27.	Subsequent Event
On February 12, 2015, MPLX completed an initial underwritten public offering of $500 million aggregate principal amount of four percent unsecured senior notes due February 15, 2025 (the “MPLX Senior Notes”). The MPLX Senior Notes were offered at a price to the public of 99.64 percent of par. The net proceeds of this offering were used to repay the amounts outstanding under the MPLX Credit Agreement, as well as for general partnership purposes.

Selected Quarterly Financial Data (Unaudited)

	2014				2013
(In millions, except per share data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$23,285	$26,844	$25,438	$22,250	$23,330	$25,677	$26,256	$24,897
Income from operations	361	1,369	1,062	1,259	1,156	960	301	1,008
Net income	207	864	679	805	730	599	173	631
Net income attributable to MPC	199	855	672	798	725	593	168	626

Net income attributable to MPC per share:
Basic	$0.68	$2.97	$2.38	$2.88	$2.19	$1.84	$0.54	$2.09
Diluted	0.67	2.95	2.36	2.86	2.17	1.83	0.54	2.07
Dividends paid per share	0.42	0.42	0.50	0.50	0.35	0.35	0.42	0.42

Supplementary Statistics (Unaudited)

(In millions)	2014	2013	2012
Income from Operations by segment
Refining & Marketing	$3,609	$3,206	$5,098
Speedway	544	375	310
Pipeline Transportation(a)	280	210	216
Items not allocated to segments:
Corporate and other unallocated items(a)	(286)	(271)	(336)
Minnesota Assets sale settlement gain	—	—	183
Pension settlement expenses	(96)	(95)	(124)
Income from operations	$4,051	$3,425	$5,347
Capital Expenditures and Investments(b)(c)
Refining & Marketing	$1,104	$2,094	$705
Speedway	2,981	296	340
Pipeline Transportation	543	234	211
Corporate and Other(d)	110	165	204
Total	$4,738	$2,789	$1,460

(a)
Included in the Pipeline Transportation segment for 2014, 2013 and 2012 are $19 million, $20 million and $4 million of corporate overhead expenses attributable to MPLX, which were included in items not allocated to segments prior to MPLX’s October 31, 2012 initial public offering. Corporate overhead expenses are not currently allocated to other segments.

(b)	Capital expenditures include changes in capital accruals.

(c)
Includes $2.71 billion in 2014 for the acquisition of Hess’ Retail Operations and Related Assets and $1.36 billion in 2013 for the acquisition of the Galveston Bay Refinery and Related Assets. See Note 5 to the audited consolidated financial statements.

(d)	Includes capitalized interest of $27 million, $28 million and $101 million for 2014, 2013 and 2012, respectively.

Supplementary Statistics (Unaudited)

	2014	2013	2012
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)(b)	2,138	2,086	1,618
Refining & Marketing Operating Statistics(b)
Refining & Marketing refined product sales volume (thousands of barrels per day)(c)	2,125	2,075	1,599
Refining & Marketing gross margin (dollars per barrel)(d)	$15.05	$13.24	$17.85
Crude oil capacity utilization percent(e)	95	96	100
Refinery throughputs (thousands of barrels per day):(f)
Crude oil refined	1,622	1,589	1,195
Other charge and blendstocks	184	213	168
Total	1,806	1,802	1,363
Sour crude oil throughput percent	52	53	53
WTI-priced crude oil throughput percent	19	21	28
Refined product yields (thousands of barrels per day):(f)
Gasoline	869	921	738
Distillates	580	572	433
Propane	35	37	26
Feedstocks and special products	276	221	109
Heavy fuel oil	25	31	18
Asphalt	54	54	62
Total	1,839	1,836	1,386
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.80	$1.20	$1.00
Depreciation and amortization	1.41	1.36	1.44
Other manufacturing(h)	4.86	4.14	3.15
Total	$8.07	$6.70	$5.59
Refining & Marketing Operating Statistics By Region – Gulf Coast(b)
Refinery throughputs (thousands of barrels per day):(i)
Crude oil refined	991	964
Other charge and blendstocks	182	195
Total	1,173	1,159
Sour crude oil throughput percent	64	65
WTI-priced crude oil throughput percent	3	7
Refined product yields (thousands of barrels per day):(i)
Gasoline	508	551
Distillates	368	365
Propane	23	23
Feedstocks and special products	274	215
Heavy fuel oil	13	19
Asphalt	13	13
Total	1,199	1,186
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.82	$1.00
Depreciation and amortization	1.15	1.09
Other manufacturing(h)	4.73	3.98
Total	$7.70	$6.07

Supplementary Statistics (Unaudited)
	2014	2013	2012
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (thousands of barrels per day):(i)
Crude oil refined	631	625
Other charge and blendstocks	45	54
Total	676	679
Sour crude oil throughput percent	33	35
WTI-priced crude oil throughput percent	44	42
Refined product yields (thousands of barrels per day):(i)
Gasoline	361	371
Distillates	212	207
Propane	13	14
Feedstocks and special products	43	41
Heavy fuel oil	13	12
Asphalt	41	41
Total	683	686
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.66	$1.47
Depreciation and amortization	1.78	1.74
Other manufacturing(h)	4.76	4.21
Total	$8.20	$7.42
Speedway Operating Statistics(j)
Convenience stores at period-end	2,746	1,478	1,464
Gasoline and distillate sales (millions of gallons)	3,942	3,146	3,027
Gasoline & distillate gross margin (dollars per gallon)(k)	$0.1775	$0.1441	$0.1318
Merchandise sales (in millions)	$3,611	$3,135	$3,058
Merchandise gross margin (in millions)	$975	$825	$795
Merchandise gross margin percent	27.0%	26.3%	26.0%
Same store gasoline sales volume (period over period)	(0.7)%	0.5%	(0.8)%
Same store merchandise sales (period over period)(l)	5.0%	4.3%	7.0%
Pipeline Transportation Operating Statistics
Pipeline throughputs (thousands of barrels per day):(m)
Crude oil pipelines	1,241	1,293	1,191
Refined products pipelines	878	911	980
Total	2,119	2,204	2,171

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.

(b)	Includes the impact of the Galveston Bay Refinery and Related Assets beginning on the February 1, 2013 acquisition date.

(c)	Includes intersegment sales.

(d)
Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs. Starting in the fourth quarter of 2013, direct operating costs are no longer included in the Refining & Marketing gross margin and the gross margin is calculated based on total refinery throughput. All prior periods presented have been recalculated to reflect a consistent approach.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)	Excludes inter-refinery volumes of 43 thousand barrels per day (“mbpd”), 36 mbpd and 25 mbpd for 2014, 2013 and 2012, respectively.

(g)	Per barrel of total refinery throughputs.

(h)	Includes utilities, labor, routine maintenance and other operating costs.

(i)	Includes inter-refinery transfer volumes.

(j)	Includes the impact of Hess’ Retail Operations and Related Assets beginning on the September 30, 2014 acquisition date.

(k)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(l)	Excludes cigarettes.

(m)	On owned common-carrier pipelines, excluding equity method investments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
See Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control over Financial Reporting and – Report of Independent Registered Public Accounting Firm, which reports are incorporated herein by reference.
During the quarter ended December 31, 2014, we acquired Hess’ Retail Operations and Related Assets. The scope of our assessment of the effectiveness of disclosure controls and procedures does not include Hess’ Retail Operations and Related Assets. There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On February 24, 2015, the Compensation Committee of our Board of Directors (the “Committee”) approved and authorized a retirement lump sum benefit supplement, as further described below (the “Service Benefit”), to the respective formulaic benefit to be received under the Marathon Petroleum Excess Benefit Plan (the “Plan”) by Marathon Petroleum Corporation named executive officers, Gary R. Heminger and Anthony R. Kenney, should they individually elect to continue service as our employee beyond the age of 62. The Plan was amended and restated by the Committee on October 29, 2014, and such amended and restated Plan is filed as an exhibit to this Annual Report on Form 10-K (the “Revised Plan”). While the Revised Plan permits the Committee, on a discretionary basis, to extend the Service Benefit to individual officers of Marathon Petroleum Corporation, the amendment and restatement of the Plan by itself had no material impact on the defined benefit plan compensation of our named executive officers prior to the Committee’s subsequent action on February 24, 2015.
The Plan is an unfunded, non-qualified retirement plan for the benefit of a select group of management, including our named executive officers and highly compensated employees. The Plan generally provides benefits that participants would have otherwise received under the tax-qualified Marathon Petroleum Retirement Plan (the “Retirement Plan”) were it not for Internal Revenue Code limitations. Due to the structure of the legacy final average pay benefit formula within the Retirement Plan, the age-related lump sum benefit conversion factors used to calculate lump sum benefits under the Plan result in a year-to-year decrease in the lump sum benefit for participants generally beginning on or after the age of 59. As a result, even if participants want to continue their employment with us after they reach age 59, their lump sum benefit may decline year-to-year.
The Service Benefit will not correct for any age-related erosion of benefit occurring prior to age 62 but, for those officers selected by the Committee in its sole discretion, the Service Benefit will correct for the age-related erosion of benefit from age 62 until such officer’s actual retirement date or date of death as described herein. If an officer to whom the Service Benefit has been extended by the Committee retires or dies (1) after reaching age 62 and (2) while in service as our active employee, such officer will be eligible to receive a retirement lump sum benefit supplement calculated as follows:

a.
If the lump sum interest rate upon such officer reaching the age of 62 used to calculate the retirement lump sum benefit is less than or equal to the lump sum interest rate in effect on such officer’s actual retirement date or date of death, the retirement lump sum benefit supplement shall be the difference between the legacy final average pay-based lump sum benefit he or she would have been eligible to receive using the age 62 lump sum conversion factor based on the lump sum interest rate in effect on the actual retirement date or date of death and the legacy final average pay-based lump sum benefit he or she is eligible to receive using the lump sum conversion factor for the actual age at retirement or death based on the lump sum interest rate in effect on the actual retirement date or date of death; or

b.
If the lump sum interest rate upon such officer reaching the age of 62 used to calculate the retirement lump sum benefit is greater than the lump sum interest rate in effect on such officer’s actual retirement date or date of death, the retirement lump sum benefit supplement shall be the difference between the legacy final average pay-based lump sum benefit he or she would have been eligible to receive using the lump sum conversion factor and lump sum interest rate in effect at age 62 and the legacy final average pay-based lump sum benefit he or she is eligible to receive using the lump sum conversion factor and lump sum interest rate in effect on the actual retirement date or date of death.

As designed by the Committee, the Service Benefit does not compensate for unfavorable fluctuations in the lump sum interest rate and is in fact structured to prevent payment of a retirement lump sum benefit supplement greater than intended within a favorable interest rate environment; the Service Benefit is designed to correct only for the benefit erosion an officer may experience for continued service should he or she elect to remain our employee beyond the age of 62.
The foregoing description of the Plan, the Revised Plan and the Service Benefit are summary in nature and subject to, and qualified in their entirety by, the full text of the Revised Plan, a copy of which is attached hereto as Exhibit 10.14 and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information concerning our directors required by this item is incorporated by reference to the material appearing under the sub-heading “Proposal No. 1 – Election of Class I Directors” located under the heading “Proposals of the Board” in our Proxy Statement for the 2015 Annual Meeting of Shareholders. Information concerning our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.
Our board of directors has established the Audit Committee and determined our “Audit Committee Financial Experts.” The related information required by this item is incorporated by reference to the material appearing under the sub-heading “Audit Committee Financial Expert” located under the heading “The Board of Directors and Corporate Governance” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.
We have adopted a Code of Ethics for Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, Vice President and Controller, Treasurer and other persons performing similar functions. It is available on our website at http://ir.marathonpetroleum.com by selecting “Corporate Governance” and clicking on “Code of Ethics for Senior Financial Officers.”
Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation
Information required by this item is incorporated by reference to the material appearing under the heading “Executive Compensation;” under the sub-headings “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” located under the heading “The Board of Directors and Corporate Governance;” under the heading “Compensation of Directors;” and under the heading “Compensation Committee Report” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2014 with respect to shares of our common stock that may be issued under the MPC 2012 Plan and the MPC 2011 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans(c)
Equity compensation plans approved by stockholders	5,290,867	$45.47	23,510,876
Equity compensation plan not approved by stockholders	—	—	—
Total	5,290,867	N/A	23,510,876

 (a) Includes the following:

1)	4,751,438 stock options granted pursuant to the MPC 2012 Plan and the MPC 2011 Plan and not forfeited, cancelled or expired as of December 31, 2014.

2)	411,093 restricted stock units granted pursuant to the MPC 2012 Plan and the MPC 2011 Plan for shares unissued and not forfeited, cancelled or expired as of December 31, 2014.

3)
128,336 shares as the maximum potential number of shares that could be issued in settlement of performance units outstanding as of December 31, 2014 pursuant to the MPC 2012 Plan and the MPC 2011 Plan, based on the closing price of our common stock on December 31, 2014 of $90.26 per share. The number of shares reported for this award vehicle may overstate dilution. See Note 24 for more information on performance unit awards granted under the MPC 2012 Plan and the MPC 2011 Plan.

In addition to the awards reported above, 515,073 shares of restricted stock have been issued pursuant to the MPC 2012 Plan and the MPC 2011 Plan and were outstanding as of December 31, 2014.

(b)	Restricted stock, restricted stock units and performance units are not taken into account in the weighted-average exercise price as such awards have no exercise price.

(c)
Reflects the shares available for issuance pursuant to the MPC 2012 Plan. All granting authority under the MPC 2011 Plan was revoked following the approval of the MPC 2012 Plan by shareholders on April 25, 2012. No more than 9,357,450 of the shares reported in this column may be issued for awards other than stock options or stock appreciation rights. The number of shares reported in this column assumes 83,226 as the maximum potential number of shares that could be issued pursuant to the MPC 2012 Plan in settlement of performance units outstanding as of December 31, 2014, based on the closing price of our common stock on December 31, 2014, of $90.26 per share. The number of shares assumed for this award vehicle may understate the number of shares available for issuance pursuant to the MPC 2012 Plan. See Note 24 for more information on performance unit awards granted pursuant to the MPC 2012 Plan. Shares related to grants made pursuant to the MPC 2012 Plan that are forfeited, cancelled or expire unexercised become immediately available for issuance under the MPC 2012 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Person Transactions,” and under the sub-heading “Board and Committee Independence” under the heading “The Board of Directors and Corporate Governance” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to the material appearing under the heading “Independent Registered Public Accounting Firm’s Fees, Services and Independence” in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

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
3.    Exhibits:

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1 †	Separation and Distribution Agreement, dated as of May 25, 2011, among Marathon Oil Corporation, Marathon Oil Company and Marathon Petroleum Corporation	10	2.1	5/26/2011	001-35054
2.2 †	Purchase and Sale Agreement, dated as of October 7, 2012, by and among BP Products North America Inc. and BP Pipelines (North America) Inc., as the Sellers and Marathon Petroleum Company LP, as the Buyer	8-K	2.1	10/9/2012	001-35054
2.3 †	Purchase Agreement by and between Speedway LLC and Hess Corporation, dated as of May 21, 2014	8-K	2.1	5/27/2014	001-35054
2.4 †	Amendment No. 1 effective as of September 30, 2014, to the Purchase Agreement by and between Speedway LLC and Hess Corporation, dated as of May 21, 2014	8-K	2.2	10/6/2014	001-35054
3	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	10-Q	3.2	8/8/2012	001-35054
4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture dated as of February 1, 2011 between Marathon Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	10	4.1	5/26/2011	001-35054
4.2	Form of the terms of the 3 1/2% Senior Notes due 2016, 5 1/8% Senior Notes due 2021 and 6 1/2% Senior Notes due 2041 of Marathon Petroleum Corporation (including form of note)	10	4.2	5/26/2011	001-35054
4.3	First Supplemental Indenture, dated as of September 5, 2014, by and between Marathon Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	4.1	11/3/2014	001-35054
10	Material Contracts
10.1	Tax Sharing Agreement dated as of May 25, 2011 by and among Marathon Oil Corporation, Marathon Petroleum Corporation and MPC Investment LLC	10	10.1	5/26/2011	001-35054
10.2	Employee Matters Agreement dated as of May 25, 2011 by and between Marathon Oil Corporation and Marathon Petroleum Corporation	10	10.2	5/26/2011	001-35054
10.3	Amendment to Employee Matters Agreement, dated as of June 30, 2011 by and between Marathon Oil Corporation and Marathon Petroleum Corporation	8-K	10.1	7/1/2011	001-35054

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.4	Receivables Purchase Agreement, dated as of December 18, 2013, by and among MPC Trade Receivables Company, LLC, Marathon Petroleum Company LP, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent and sole lead arranger, certain committed purchasers and conduit purchasers that are parties thereto from time to time and certain other parties thereto from time to time as managing agents and letter of credit issuers.	8-K	10.1	12/23/2013	001-35054
10.5	Second Amended and Restated Receivables Sale Agreement, dated as of December 18, 2013, by and between Marathon Petroleum Company LP and MPC Trade Receivables Company LLC	8-K	10.2	12/23/2013	001-35054
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
10.8
Credit Agreement, dated as of November 20, 2014, among MPLX LP, as borrower, Citibank, N.A., as administrative agent, each of Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Barclays Bank PLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporate and RBS Securities Inc., as joint lead arrangers and joint bookrunners, Wells Fargo Bank, N.A., as syndication agent, and each of Bank of America, N.A., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland PLC, as documentation agents, and the other lenders and issuing banks that are parties thereto.
		8-K	10.1	11/26/2014	001-35054
10.9	Contribution, Conveyance and Assumption Agreement, dated as of October 31, 2012, among MPLX LP, MPLX GP LLC, MPLX Operations LLC, MPC Investment LLC, MPLX Logistics Holdings LLC, Marathon Pipe Line LLC, MPL Investment LLC, MPLX Pipe Line Holdings LP and Ohio River Pipe Line LLC.	8-K	10.1	11/6/2012	001-35054
10.10	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC.	8-K	10.2	11/6/2012	001-35054
10.11 *	Marathon Petroleum Corporation Second Amended and Restated 2011 Incentive Compensation Plan	S-3	4.3	12/7/2011	333-175286
10.12 *	Marathon Petroleum Corporation Policy for Recoupment of Annual Cash Bonus Amounts	10-K	10.1	2/29/2012	001-35054
10.13 *	Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors	10-K	10.13	2/28/2013	001-35054
10.14 *	Marathon Petroleum Amended and Restated Excess Benefit Plan					X
10.15 *	Marathon Petroleum Amended and Restated Deferred Compensation Plan	10-K	10.13	2/29/2012	001-35054

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.16 *	Marathon Petroleum Corporation Executive Tax, Estate, and Financial Planning Program	10-K	10.14	2/29/2012	001-35054
10.17 *	Speedway Excess Benefit Plan	10-K	10.15	2/29/2012	001-35054
10.18 *	Speedway Deferred Compensation Plan	10-K	10.16	2/29/2012	001-35054
10.19 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan – Section 16 Officer Restricted Stock Award Agreement (3 year pro rata vesting)	8-K	10.4	7/7/2011	001-35054
10.20 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan – Section 16 Officer Restricted Stock Award Agreement (3 year cliff vesting)	8-K	10.5	7/7/2011	001-35054
10.21 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan Nonqualified Stock Option Award Agreement – Section 16 Officer	8-K	10.6	7/7/2011	001-35054
10.22 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Award Agreement – Section 16 Officer	8-K	10.1	12/7/2011	001-35054
10.23 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Nonqualified Stock Option Award Agreement – Section 16 Officer	8-K	10.2	12/7/2011	001-35054
10.24 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Unit Award Agreement – Non-Employee Director	10-K	10.22	2/29/2012	001-35054
10.25 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan – Performance Unit Award Agreement	10-K	10.23	2/29/2012	001-35054
10.26 *	Marathon Petroleum Corporation Amended and Restated Executive Change in Control Severance Benefits Plan	10-K	10.26	2/28/2013	001-35054
10.27 * `	Form of Marathon Petroleum Corporation Performance Unit Award Agreement – 2012-2014 Performance Cycle	10-Q	10.3	5/9/2012	001-35054
10.28 *	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement – Officer	10-Q	10.4	5/9/2012	001-35054
10.29 *	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement – Officer	10-Q	10.5	5/9/2012	001-35054
10.30 *	Marathon Petroleum Corporation 2012 Incentive Compensation Plan	S-8	4.3	4/27/2012	333-181007
10.31 *	Amended and Restated Marathon Petroleum Annual Cash Bonus Program					X
10.32 *	MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.32	2/28/2013	001-35054
10.33 *	Form of Marathon Petroleum Corporation Performance Unit Award Agreement – 2013-2015 Performance Cycle	10-Q	10.1	5/9/2013	001-35054
10.34 *	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement – Officer	10-Q	10.2	5/9/2013	001-35054
10.35 *	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement – Officer	10-Q	10.3	5/9/2013	001-35054
10.36 *	MPLX LP – Form of MPC Officer Phantom Unit Award Agreement	10-Q	10.4	5/9/2013	001-35054
10.37 *	MPLX LP – Form of MPC Officer Performance Unit Award Agreement – 2013-2015 Performance Cycle	10-Q	10.5	5/9/2013	001-35054
10.38 *	Amendment to Certain Outstanding MPC Restricted Stock Award Agreements and Performance Unit Award Agreements of Garry L. Peiffer	10-K	10.38	2/28/2014	001-35054

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.39*	Form of Marathon Petroleum Corporation Performance Unit Award Agreement – 2014-2016 Performance Cycle	10-Q	10.1	5/5/2014	001-35054
10.4
Term Loan Agreement, dated August 26, 2014, by and among Marathon Petroleum Corporation, as borrower, The Royal Bank of Scotland PLC, as administrative agent, each of RBS Securities Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd. Barclays Bank PLC, Citigroup Global Markets Inc., and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners. The Bank of Tokyo-Mitsubishi UFJ, Ltd., as syndication agent, each of Barclays Bank PLC, Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc., as documentation agents, and several other commercial lending institutions that are parties thereto
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

February 27, 2015	MARATHON PETROLEUM CORPORATION

By: /s/ John J. Quaid

John J. Quaid Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 27, 2015 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Gary R. Heminger	President and Chief Executive Officer and Director (Principal Executive Officer)
Gary R. Heminger

/s/ Donald C. Templin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Donald C. Templin

/s/ John J. Quaid	Vice President and Controller (Principal Accounting Officer)
John J. Quaid

*	Director
Evan Bayh

*	Director
David A. Daberko

*	Director
Steven A. Davis

*	Director
William L. Davis

*	Director
Donna A. James

*	Director
Charles R. Lee

*	Director
James E. Rohr

*	Director
Seth E. Schofield

*
John W. Snow	Director

*	Director
John P. Surma

*	Chairman of the Board and Director
Thomas J. Usher

* The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the registrant, which is being filed herewith on behalf of such directors and officers.

By: /s/ Gary R. Heminger	February 27, 2015

Gary R. Heminger Attorney-in-Fact