Form 10-Q
period 2015-03-31
Marathon Petroleum Corp
filed 2015-05-04
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 271,637,136 shares of Marathon Petroleum Corporation common stock outstanding as of April 30, 2015.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended March 31, 2015

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$17,191	$23,285
Income from equity method investments	15	35
Net gain on disposal of assets	5	1
Other income	29	24
Total revenues and other income	17,240	23,345
Costs and expenses:
Cost of revenues (excludes items below)	13,044	20,540
Purchases from related parties	76	159
Consumer excise taxes	1,832	1,515
Depreciation and amortization	363	320
Selling, general and administrative expenses	358	346
Other taxes	97	104
Total costs and expenses	15,770	22,984
Income from operations	1,470	361
Net interest and other financial income (costs)	(81)	(46)
Income before income taxes	1,389	315
Provision for income taxes	486	108
Net income	903	207
Less net income attributable to noncontrolling interests	12	8
Net income attributable to MPC	$891	$199
Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$3.26	$0.68
Weighted average shares outstanding	273	293
Diluted:
Net income attributable to MPC per share	$3.24	$0.67
Weighted average shares outstanding	275	295
Dividends paid	$0.50	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Net income	$903	$207
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $5 and $4	8	7
Prior service costs, net of tax of ($5) and ($5)	(8)	(8)
Other comprehensive income (loss)	—	(1)
Comprehensive income	903	206
Less comprehensive income attributable to noncontrolling interests	12	8
Comprehensive income attributable to MPC	$891	$198
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,078	$1,494
Receivables, less allowance for doubtful accounts of $12 and $13	3,364	4,058
Inventories	5,437	5,642
Other current assets	174	145
Total current assets	11,053	11,339
Equity method investments	902	865
Property, plant and equipment, net	16,241	16,261
Goodwill	1,566	1,566
Other noncurrent assets	420	429
Total assets	$30,182	$30,460
Liabilities
Current liabilities:
Accounts payable	$5,387	$6,661
Payroll and benefits payable	474	427
Consumer excise taxes payable	455	463
Accrued taxes	933	647
Long-term debt due within one year	776	27
Other current liabilities	321	354
Total current liabilities	8,346	8,579
Long-term debt	5,967	6,610
Deferred income taxes	2,019	2,014
Defined benefit postretirement plan obligations	1,123	1,099
Deferred credits and other liabilities	747	768
Total liabilities	18,202	19,070
Commitments and contingencies (see Note 21)
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 364 million and 363 million shares (par value $0.01 per share, 1 billion shares authorized)	4	4
Held in treasury, at cost – 92 million and 89 million shares	(6,512)	(6,299)
Additional paid-in capital	9,890	9,844
Retained earnings	8,269	7,515
Accumulated other comprehensive loss	(313)	(313)
Total MPC stockholders’ equity	11,338	10,751
Noncontrolling interests	642	639
Total equity	11,980	11,390
Total liabilities and equity	$30,182	$30,460
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$903	$207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363	320
Pension and other postretirement benefits, net	26	82
Deferred income taxes	(2)	(14)
Net gain on disposal of assets	(5)	(1)
Equity method investments, net	2	6
Changes in the fair value of derivative instruments	(12)	(25)
Changes in:
Current receivables	691	139
Inventories	205	(1,000)
Current accounts payable and accrued liabilities	(939)	1,011
All other, net	(42)	41
Net cash provided by operating activities	1,190	766
Investing activities:
Additions to property, plant and equipment	(389)	(267)
Disposal of assets	11	2
Investments – acquisitions, loans and contributions	(42)	(123)
– redemptions, repayments and return of capital	1	—
All other, net	31	28
Net cash used in investing activities	(388)	(360)
Financing activities:
Long-term debt – borrowings	528	270
– repayments	(421)	(6)
Debt issuance costs	(4)	—
Issuance of common stock	21	13
Common stock repurchased	(209)	(689)
Dividends paid	(136)	(123)
Distributions to noncontrolling interests	(9)	(6)
All other, net	12	9
Net cash used in financing activities	(218)	(532)
Net increase (decrease) in cash and cash equivalents	584	(126)
Cash and cash equivalents at beginning of period	1,494	2,292
Cash and cash equivalents at end of period	$2,078	$2,166
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$4	$(4,155)	$9,768	$5,507	$(204)	$412	$11,332
Net income	—	—	—	199	—	8	207
Dividends declared	—	—	—	(124)	—	—	(124)
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Other comprehensive income	—	—	—	—	(1)	—	(1)
Shares repurchased	—	(689)	—	—	—	—	(689)
Shares issued (returned) – stock-based compensation	—	(5)	14	—	—	—	9
Stock-based compensation	—	—	21	—	—	—	21
Other	—	—	—	9	—	—	9
Balance as of March 31, 2014	$4	$(4,849)	$9,803	$5,591	$(205)	$414	$10,758
Balance as of December 31, 2014	$4	$(6,299)	$9,844	$7,515	$(313)	$639	$11,390
Net income	—	—	—	891	—	12	903
Dividends declared	—	—	—	(137)	—	—	(137)
Distributions to noncontrolling interests	—	—	—	—	—	(9)	(9)
Shares repurchased	—	(209)	—	—	—	—	(209)
Shares issued (returned) – stock-based compensation	—	(4)	21	—	—	—	17
Stock-based compensation	—	—	25	—	—	—	25
Balance as of March 31, 2015	$4	$(6,512)	$9,890	$8,269	$(313)	$642	$11,980

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2013	362	(65)
Shares repurchased	—	(8)
Shares issued – stock-based compensation	1	—
Balance as of March 31, 2014	363	(73)
Balance as of December 31, 2014	363	(89)
Shares repurchased	—	(3)
Shares issued – stock-based compensation	1	—
Balance as of March 31, 2015	364	(92)
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.
2. Accounting Standards
Recently Adopted
In June 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for the elimination of the concept of development stage entity (“DSE”) from U.S. GAAP and removes the related incremental reporting. The standards update eliminates the additional financial statement requirements specific to a DSE and was adopted in the first quarter of 2015. In addition, the portion to amend the consolidation model that eliminates the special provisions in the variable interest entity ("VIE") rules for assessing the sufficiency of the equity of a DSE is effective in the first quarter of 2016. Adoption of this standard update in the first quarter of 2015 and 2016 has not and is not expected to have an impact on our consolidated results of operations, financial position or cash flows.
In April 2014, the FASB issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component (or components) of an entity or the classification of a component (or components) of an entity as held for sale that represents a strategic shift for an entity and has (or will have) a major impact on an entity’s operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity’s continuing involvement with the discontinued operation. The accounting standards update was effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Adoption of this standards update in the first quarter of 2015 did not have an impact on our consolidated results of operations, financial position or cash flows.
Not Yet Adopted
In April 2015, the FASB issued an accounting standards update clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective or prospective application is allowed and early adoption is permitted. Adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.
In April 2015, the FASB issued an update to simplify the presentation of debt issuance costs. The update requires that all debt issue costs be presented on the balance sheet as a direct reduction of the liability. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. Adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In February 2015, the FASB issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the way certain decisions are made related to substantive rights, related parties, and decision making fees when applying the VIE consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. At this point, we have not determined the impact of the new standards update on our consolidated financial statements and related disclosures.
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
As of March 31, 2015, we owned a 71.5 percent interest in MPLX, including the two percent general partner interest. We consolidate this entity for financial reporting purposes since we have a controlling financial interest, and we record a noncontrolling interest for the interest owned by the public.
On March 1, 2014, we sold MPLX a 13 percent interest in MPLX Pipe Line Holdings LP (“Pipe Line Holdings”) for $310 million. MPLX financed this transaction with $40 million of cash on-hand and $270 million of borrowings on its bank revolving credit facility.
On December 1, 2014, we sold and contributed interests in Pipe Line Holdings totaling 30.5 percent to MPLX for $600 million in cash and 2.9 million MPLX common units valued at $200 million. MPLX financed the cash portion of this transaction with $600 million of borrowings on its bank revolving credit facility.
The sales and contribution of our interests in Pipe Line Holdings to MPLX resulted in a change in our ownership in Pipe Line Holdings, but not a change in control. We accounted for them as transactions between entities under common control and did not record a gain or loss.
On December 8, 2014, MPLX completed a public offering of 3.5 million common units at a price to the public of $66.68 per common unit, for aggregate net proceeds of $221 million. MPLX used the net proceeds from this offering to repay borrowings under its bank revolving credit facility and for general partnership purposes. On December 10, 2014, we exercised our right to maintain our two percent general partner interest in MPLX by purchasing 130 thousand general partner units for $9 million.
On February 12, 2015, MPLX completed a public offering of $500 million aggregate principal amount of four percent unsecured senior notes due February 15, 2025 (the “MPLX Senior Notes”). See Note 16 for more information.

4. Acquisitions and Investments
Acquisition of Hess’ Retail Operations and Related Assets
On September 30, 2014, we acquired from Hess Corporation (“Hess”) all of Hess’ retail locations, transport operations and shipper history on various pipelines, including approximately 40,000 barrels per day on Colonial Pipeline for $2.82 billion. We refer to these assets as “Hess’ Retail Operations and Related Assets.” The transaction was funded with a combination of debt and available cash. The transaction provided for an adjustment for working capital, which was finalized for $3 million during the first quarter of 2015, reducing our total consideration. This amount is consistent with the estimate we used in prior periods and therefore, the fair value of the assets acquired and liabilities assumed remain unchanged from year-end 2014.
The purchase price allocation resulted in the recognition of $629 million in goodwill by our Speedway segment. The goodwill primarily relates to the expected benefits of a significantly expanded retail platform that should enable growth in new markets, as well as the potential for higher merchandise sales by utilizing Speedway’s marketing approach at the acquired locations. We also expect strategic benefits from the financial and operational scale we expect to realize across our entire retail network. The goodwill is deductible for tax purposes.
The following unaudited pro forma financial information presents consolidated results assuming Hess’ Retail Operations and Related Assets acquisition occurred on January 1, 2013. The pro forma financial information does not give effect to potential synergies that could result from the acquisition and is not necessarily indicative of the results of future operations.

Three Months Ended March 31,
(In millions, except per share data)	2014
Sales and other operating revenues (including consumer excise taxes)	$26,017
Net income attributable to MPC	182
Net income attributable to MPC per share – basic	$0.62
Net income attributable to MPC per share – diluted	0.62
The pro forma information includes adjustments to align accounting policies, an adjustment to depreciation expense to reflect the fair value of property, plant and equipment, increased amortization expense related to identifiable intangible assets, additional interest expense related to financing the acquisition, as well as the related income tax effects.
Acquisition of Biodiesel Facility
On April 1, 2014, we purchased a biodiesel facility in Cincinnati, Ohio from Felda Iffco Sdn Bhd, Malaysia for $40 million. The plant currently produces biodiesel, glycerin and other by-products and has a capacity of approximately 60 million gallons per year.
Neither goodwill nor a gain from a bargain purchase was recognized in conjunction with the acquisition.
Assuming the acquisition had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.
Investments in Pipeline Companies
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.’s Southern Access Extension pipeline (“SAX”) through our investment in Illinois Extension Pipeline Company, LLC (“Illinois Extension Pipeline”). During the three months ended March 31, 2015, we made contributions of $37 million to Illinois Extension Pipeline to fund our portion of the construction costs for the SAX project. We have contributed $157 million since project inception. We account for our ownership interest in Illinois Extension Pipeline as an equity method investment. See Note 21 for information on future contributions to Illinois Extension Pipeline.
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

5. Variable Interest Entity
As stated in Note 4, we have a 35 percent ownership interest in Illinois Extension Pipeline through our contributions to the SAX project. Illinois Extension Pipeline Company LLC is considered a VIE because it is a development stage entity and the equity in the entity is not sufficient to fund the current stage of development, which is the construction of the SAX pipeline. Our maximum exposure to loss due to this VIE at March 31, 2015 was $157 million, which equates to our contributions to-date to fund our portion of the construction costs for the project.
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
Sales to related parties, which are included in sales and other operating revenues (including consumer excise taxes) on the consolidated statements of income, were $1 million and $2 million for the three months ended March 31, 2015 and 2014, respectively.
Purchases from related parties were as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Centennial	$—	$9
Explorer	7	13
LOCAP	5	5
LOOP	13	53
TAAE	13	16
TACE	16	27
TAME	20	34
Other equity method investees	2	2
Total	$76	$159
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

Receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

(In millions)	March 31, 2015	December 31, 2014
Centennial	$—	$2
Explorer	—	2
TAME	—	3
Other equity method investees	1	—
Total	$1	$7
Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

(In millions)	March 31, 2015	December 31, 2014
Explorer	$3	$3
LOCAP	2	2
LOOP	5	4
TAAE	1	2
TACE	1	2
TAME	2	5
Total	$14	$18
7. Income per Common Share
We compute basic earnings per share by dividing net income attributable to MPC by the weighted average number of shares of common stock outstanding. Diluted income per share assumes exercise of certain stock-based compensation awards, provided the effect is not anti-dilutive. The number of shares that were anti-dilutive was immaterial in the three months ended March 31, 2015 and 2014.
MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method.

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$891	$199
Income allocated to participating securities	1	—
Income available to common stockholders – basic	$890	$199
Weighted average common shares outstanding	273	293
Basic earnings per share	$3.26	$0.68
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$891	$199
Income allocated to participating securities	1	—
Income available to common stockholders – diluted	$890	$199
Weighted average common shares outstanding	273	293
Effect of dilutive securities	2	2
Weighted average common shares, including dilutive effect	275	295
Diluted earnings per share	$3.24	$0.67

8. Equity
As of March 31, 2015, our board of directors had approved $8.0 billion in total share repurchase authorizations. Since January 1, 2012, we have repurchased a total of $6.48 billion of our common stock, leaving $1.52 billion available for repurchases. Through March 31, 2015, we have acquired 92 million shares at an average cost per share of $70.95 under these authorizations.
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
Total share repurchases were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
Number of shares repurchased	2	8
Cash paid for shares repurchased	$209	$689
Effective average cost per delivered share	$95.03	$87.60
At March 31, 2015, we had agreements to acquire 88,394 common shares for $9 million, which were settled in early April 2015.
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

•	Speedway – sells transportation fuels and convenience products in retail markets in the Midwest, East Coast and Southeast regions of the United States.

•
Pipeline Transportation – transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas. This segment includes the aggregated operations of MPLX.

On September 30, 2014, we acquired Hess’ Retail Operations and Related Assets, substantially all of which are part of the Speedway segment. Segment information for the periods prior to the acquisition do not include amounts for these operations. See Note 4.
Segment income represents income from operations attributable to the reportable segments. Corporate administrative expenses and costs related to certain non-operating assets are not allocated to the reportable segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the reportable segments.

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended March 31, 2015
Revenues:
Customer	$12,644	$4,531	$16	$17,191
Intersegment(a)	2,733	—	134	2,867
Segment revenues	$15,377	$4,531	$150	$20,058
Segment income from operations(b)	$1,316	$168	$67	$1,551
Income from equity method investments	6	—	9	15
Depreciation and amortization(c)	267	63	20	350
Capital expenditures and investments(d)	229	45	81	355

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended March 31, 2014
Revenues:
Customer	$19,810	$3,458	$17	$23,285
Intersegment(a)	2,233	1	129	2,363
Segment revenues	$22,043	$3,459	$146	$25,648
Segment income from operations(b)	$362	$58	$72	$492
Income from equity method investments	24	—	11	35
Depreciation and amortization(c)	261	28	19	308
Capital expenditures and investments(d)	178	32	130	340

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(d)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2015	2014
Segment income from operations	$1,551	$492
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(80)	(67)
Pension settlement expenses(c)	(1)	(64)
Net interest and other financial income (costs)	(81)	(46)
Income before income taxes	$1,389	$315

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.

(b)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	See Note 19.
The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2015	2014
Segment capital expenditures and investments	$355	$340
Less: Investments in equity method investees	42	123
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	21	25
Capitalized interest	8	6
Total capital expenditures(a)	$342	$248

(a)
Capital expenditures include changes in capital accruals. See Note 17 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

10. Other Items
Net interest and other financial income (costs) was:

	Three Months Ended March 31,
(In millions)	2015	2014
Interest income	$1	$2
Interest expense	(80)	(49)
Interest capitalized	8	6
Other financial costs	(10)	(5)
Net interest and other financial income (costs)	$(81)	$(46)
11. Income Taxes
The combined federal, state and foreign income tax rate was 35 percent and 34 percent for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 is equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.
We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2003 tax years, respectively. We had $15 million of unrecognized tax benefits as of March 31, 2015. Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 21 for indemnification information.
12. Inventories

(In millions)	March 31, 2015	December 31, 2014
Crude oil and refinery feedstocks	$2,107	$2,219
Refined products	2,862	2,955
Materials and supplies	302	302
Merchandise	166	166
Total (at cost)	$5,437	$5,642
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. During the three months ended March 31, 2015, we recorded LIFO liquidations caused by permanently decreased levels in refined products inventory volumes. Cost of revenues increased and income from operations decreased by approximately $30 million for the three months ended March 31, 2015 as a result of the LIFO liquidations. There were no liquidations of LIFO inventories for the three months ended March 31, 2014.

13. Property, Plant and Equipment

(In millions)	March 31, 2015	December 31, 2014
Refining & Marketing	$18,225	$18,001
Speedway	4,674	4,639
Pipeline Transportation	2,083	2,044
Corporate and Other	639	618
Total	25,621	25,302
Less accumulated depreciation	9,380	9,041
Property, plant and equipment, net	$16,241	$16,261

Included in construction in progress at March 31, 2015 is $136 million of costs associated with a residual fuel hydrocracker project at our Garyville refinery, intended to increase margins by upgrading residual fuel to ultra-low sulfur diesel and gas oil. We are deferring a final investment decision on this project as we further evaluate the implications of current market conditions on the project. If a decision is made to not pursue this project, there could be a future impairment of the costs incurred for the project.
14. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2015
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$94	$—	$—	$(66)	$28	$40
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$96	$—	$—	$(66)	$30	$40

Commodity derivative instruments, liabilities	$79	$—	$—	$(79)	$—	$—
Contingent consideration, liability(c)	—	—	490	N/A	490	—
Total liabilities at fair value	$79	$—	$490	$(79)	$490	$—

	December 31, 2014
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$317	$—	$—	$(258)	$59	$—
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$319	$—	$—	$(258)	$61	$—

Commodity derivative instruments, liabilities	$180	$—	$—	$(180)	$—	$—
Contingent consideration, liability(c)	—	—	478	N/A	478	—
Total liabilities at fair value	$180	$—	$478	$(180)	$478	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2015, cash collateral of $13 million was netted with the mark-to-market derivative liabilities. As of December 31, 2014, $78 million was netted with mark-to-market derivative assets.

(b)	We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

(c)	Includes $189 million and $174 million classified as current at March 31, 2015 and December 31, 2014, respectively.
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
The contingent consideration represents the fair value as of March 31, 2015 and December 31, 2014 of the amount we expect to pay to BP related to the earnout provision associated with our 2013 acquisition of BP’s refinery in Texas City, Texas and related logistics and marketing assets. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” The fair value of the contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the earnout applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period commencing in 2014. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation used significant unobservable inputs, including: (1) an estimate of monthly refinery throughput volumes; (2) a range of internal and external monthly crack spread forecasts from $9 to $18 per barrel; and (3) a range of risk-adjusted discount rates from five percent to 10 percent. An increase or decrease in crack spread forecasts or refinery throughput volume expectations may result in a corresponding increase or decrease in the fair value. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual caps. An increase or decrease in the discount rate may result in a decrease or increase to the fair value, respectively. The fair value of the contingent consideration is reassessed each quarter, with changes in fair value recorded in cost of revenues.
In 2015, we expect to pay BP approximately $189 million for the second year’s contingent earnout. We paid BP $180 million in the third quarter of 2014 for the first year’s contingent earnout.
The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2015	2014
Beginning balance	$478	$625
Unrealized and realized losses included in net income	12	14
Ending balance	$490	$639
We did not hold any Level 3 derivative instruments during the three months ended March 31, 2015 and 2014. See Note 15 for the income statement impacts of our derivative instruments.

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at March 31, 2015 and December 31, 2014, excluding the derivative financial instruments and contingent consideration reported above.

	March 31, 2015		December 31, 2014
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$27	$2	$26	$2
Other	31	30	32	32
Total financial assets	$58	$32	$58	$34
Financial liabilities:
Long-term debt(a)	$6,843	$6,377	$6,571	$6,265
Deferred credits and other liabilities	20	20	17	17
Total financial liabilities	$6,863	$6,397	$6,588	$6,282

(a)	Excludes capital leases, however, includes amount classified as short-term debt.
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
15. Derivatives
For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 14. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil and (4) the acquisition of ethanol for blending with refined products.
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$94	$79	Other current assets

	December 31, 2014
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$317	$180	Other current assets

The table below summarizes open commodity derivative contracts as of March 31, 2015.

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	11,454
Exchange-traded	Short	(23,733)
Refined Products(b)
Exchange-traded	Long	3,378
Exchange-traded	Short	(2,402)

(a)	96 percent of these contracts expire in the second quarter of 2015.

(b)	100 percent of these contracts expire in the second quarter of 2015.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended March 31,
Income Statement Location	2015	2014
Sales and other operating revenues	$14	$10
Cost of revenues	45	(61)
Total	$59	$(51)
16. Debt
Our outstanding borrowings at March 31, 2015 and December 31, 2014 consisted of the following:

(In millions)	March 31, 2015	December 31, 2014
Marathon Petroleum Corporation:
Revolving credit agreement due 2017	$—	$—
Term loan agreement due 2019	700	700
3.500% senior notes due March 1, 2016	750	750
5.125% senior notes due March 1, 2021	1,000	1,000
3.625% senior notes due September 15, 2024	750	750
6.500% senior notes due March 1, 2041	1,250	1,250
4.750% senior notes due September 15, 2044	800	800
5.000% senior notes due September 15, 2054	400	400
Consolidated subsidiaries:
Capital lease obligations due 2015-2028	366	372
MPLX bank revolving credit facility due 2019	—	385
MPLX term loan facility due 2019	250	250
MPLX 4.000% senior notes due February 15, 2025	500	—
Trade receivables securitization facility due 2016	—	—
Total	6,766	6,657
Unamortized discount	(28)	(26)
Fair value adjustments(a)	5	6
Amounts due within one year	(776)	(27)
Total long-term debt due after one year	$5,967	$6,610

(a)	The $20 million gain on the termination of our interest rate swap agreements in 2012 is being amortized over the remaining life of the 3.50 percent senior notes.

MPLX Senior Notes – On February 12, 2015, MPLX completed a public offering of $500 million aggregate principal amount of MPLX Senior Notes, the net proceeds of which were approximately $495 million, after deducting underwriting discounts. The net proceeds of this offering were used to repay the amounts outstanding under the MPLX revolving credit agreement (the “MPLX Credit Agreement”), as well as for general partnership purposes. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2015.
There were no borrowings or letters of credit outstanding under the MPC revolving credit facility or the trade receivables securitization facility at March 31, 2015. As of March 31, 2015, eligible trade receivables supported available borrowings of $978 million under the $1.3 billion trade receivables facility. During the three months ended March 31, 2015, MPLX borrowed $30 million under the MPLX Credit Agreement at an average interest rate of 1.5 percent, per annum, and repaid $415 million of these borrowings. At March 31, 2015, MPLX had no borrowings and no letters of credit outstanding under the MPLX Credit Agreement, resulting in total unused loan availability of $1 billion, or 100 percent of the borrowing capacity.
17. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2015	2014
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$128	$80
Net income taxes paid to taxing authorities	160	5

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2015	2014
Additions to property, plant and equipment	$389	$267
Decrease in capital accruals	(47)	(19)
Total capital expenditures	$342	$248
18. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2013	$(161)	$(50)	$4	$3	$(204)
Other comprehensive income (loss) before reclassifications	(43)	1	—	—	(42)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(12)	(1)	—	—	(13)
– actuarial loss(a)	13	1	—	—	14
– settlement loss(a)	64	—	—	—	64
Tax effect	(24)	—	—	—	(24)
Other comprehensive income (loss)	(2)	1	—	—	(1)
Balance as of March 31, 2014	$(163)	$(49)	$4	$3	$(205)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2014	$(217)	$(104)	$4	$4	$(313)
Other comprehensive loss before reclassifications	(1)	(1)	—	—	(2)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(12)	(1)	—	—	(13)
– actuarial loss(a)	13	3	—	—	16
– settlement loss(a)	1	—	—	—	1
Tax effect	(1)	(1)	—	—	(2)
Other comprehensive income (loss)	—	—	—	—	—
Balance as of March 31, 2015	$(217)	$(104)	$4	$4	$(313)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 19.
19. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$23	$23	$8	$7
Interest cost	18	20	8	8
Expected return on plan assets	(26)	(28)	—	—
Amortization – prior service credit	(12)	(12)	(1)	(1)
– actuarial loss	13	13	3	1
– settlement loss	1	64	—	—
Net periodic benefit cost	$17	$80	$18	$15

During the three months ended March 31, 2015, we made no contributions to our funded pension plans. We have no required funding for 2015, but may make voluntary contributions at our discretion. Current benefit payments related to unfunded pension and other postretirement benefit plans were $4 million and $5 million, respectively, during the three months ended March 31, 2015.
During the three months ended March 31, 2015 and 2014, we determined that lump sum payments to employees retiring in the respective years will exceed the plans’ total service and interest costs for the year. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, during the three months ended March 31, 2015 and 2014, we recorded pension settlement expenses of $1 million and $64 million related to our lump sum payments made during the first three months of 2015 and 2014, respectively.

20. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,751,438	$45.47
Granted	354,001	101.78
Exercised	(577,831)	36.13
Forfeited, canceled or expired	(24,383)	79.69
Outstanding at March 31, 2015	4,503,225	50.91
The grant date fair value of stock option awards granted during the three months ended March 31, 2015 was $27.00 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the three months ended March 31, 2015:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	515,073	$77.23	411,093	$37.30
Granted	47,969	101.57	6,204	93.19
RS’s Vested/RSU’s Issued	(68,011)	63.45	—	—
Forfeited	(15,374)	77.07	(425)	89.54
Outstanding at March 31, 2015	479,657	81.63	416,872	38.08
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the three months ended March 31, 2015:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	5,791,825	$0.88
Granted	2,389,450	0.95
Settled	(2,035,833)	0.85
Outstanding at March 31, 2015	6,145,442	0.92
The performance unit awards granted during the three months ended March 31, 2015 have a grant date fair value of $0.95 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the three months ended March 31, 2015, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.

21. Commitments and Contingencies
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
At March 31, 2015 and December 31, 2014, accrued liabilities for remediation totaled $177 million and $185 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, was $66 million and $67 million at March 31, 2015 and December 31, 2014, respectively.
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
Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of March 31, 2015.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $37 million as of March 31, 2015.

Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of March 31, 2015, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $82 million as of March 31, 2015, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual commitments—At March 31, 2015, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $2.0 billion, which includes $520 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets, $703 million for contributions to North Dakota Pipeline Company LLC and $148 million for contributions to Illinois Extension Pipeline. See Note 4 for additional information on our investments in the SAX project. See Note 14 for additional information on the contingent consideration.

22.	Subsequent Events

On April 29, 2015, our board of directors authorized the sale of its marine business to MPLX. Subject to the approval of the MPLX board of directors, the negotiation of a definitive agreement and the satisfaction of customary closing conditions, the transaction is expected to close in the next several months. Upon completion, we will account for this sale as a transaction between entities under common control and will not record a gain or loss.
On April 29, 2015, our Board of Directors approved a two-for-one stock split in the form of a stock dividend, which will be distributed on June 10, 2015 to shareholders of record at the close of business on May 20, 2015. The total number of authorized shares of common stock and common stock par value per share remain unchanged. The stock split will require retroactive restatement of all historical share and per share data beginning in the second quarter ending June 30, 2015. All share and per share data information included in this report are presented on a pre-split basis. The pro forma basic earnings per share on a post-split basis were $1.63 and $0.34 for the three months ended March 31, 2015 and March 31, 2014, respectively, and diluted earnings per share were $1.62 and $0.34 for the same time periods. The stock is expected to trade on a split-adjusted basis beginning June 11, 2015.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “objective,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “potential,” “seek,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
We have two strong retail brands: Speedway® and Marathon®. We believe that Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,750 convenience stores in 22 states throughout the Midwest, East Coast and Southeast. The Marathon brand is an established motor fuel brand in the Midwest and Southeast regions of the United States, and is available through approximately 5,500 retail outlets operated by independent entrepreneurs in 19 states.
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

•	Speedway—sells transportation fuels and convenience products in the retail market in the Midwest, East Coast and Southeast regions of the United States.

•
Pipeline Transportation—transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes the aggregated operations of MPLX.

Executive Summary
Results
Select results for the three months ended March 31, 2015 and 2014 are reflected in the following table.

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
Income from Operations by segment
Refining & Marketing	$1,316	$362
Speedway	168	58
Pipeline Transportation	67	72
Net income attributable to MPC	$891	$199
Net income attributable to MPC per diluted share	$3.24	$0.67
Net income attributable to MPC was $891 million, or $3.24 per diluted share, in the first quarter of 2015 compared to $199 million, or $0.67 per diluted share in the first quarter of 2014.
Refining & Marketing segment income from operations increased $954 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher U.S. Gulf Coast (“USGC”) and Chicago crack spreads and lower turnaround and other direct operating costs.
Speedway segment income from operations increased $110 million in the first quarter of 2015 compared to the first quarter of 2014. The increase was primarily due to increases in our gasoline, distillate and merchandise gross margins, partially offset by higher operating expenses, all of which reflect the results of the recently acquired Hess convenience stores.
Pipeline Transportation segment income from operations decreased $5 million in the first quarter of 2015 compared to the the first quarter of 2014, primarily due to an increase in operating expenses and lower pipeline affiliate income, partially offset by higher transportation revenue.
MPLX LP
We own a 71.5 percent interest in MPLX, including the two percent general partner interest. Effective March 1, 2014, we sold MPLX a 13 percent interest in Pipe Line Holdings for $310 million. MPLX financed this transaction with $40 million of cash on-hand and $270 million of borrowings on its bank revolving credit agreement. On December 1, 2014, we sold and contributed interests in Pipe Line Holdings totaling 30.5 percent to MPLX for $600 million in cash and 2.9 million MPLX common units valued at $200 million. MPLX financed the sales portion of this transaction with $600 million of borrowings on its bank revolving credit facility. See Note 3 to the unaudited consolidated financial statements for additional information on MPLX.
On April 29, 2015, our board of directors authorized the sale of its marine business to MPLX. Subject to the approval of the MPLX board of directors, the negotiation of a definitive agreement and the satisfaction of customary closing conditions, the transaction is expected to close in the next several months. Upon completion, we will account for this sale as a transaction between entities under common control and will not record a gain or loss.
On April 20, 2015, MPLX declared a quarterly cash distribution of $0.4100 per unit, totaling $37 million. This distribution will be paid on May 15, 2015. MPC’s portion of this cash distribution is approximately $27 million.
On February 12, 2015, MPLX completed a public offering of $500 million aggregate principal amount of MPLX Senior Notes. See Note 16 to the unaudited consolidated financial statements for more information.

The following table summarizes the cash distributions we received from MPLX during the first quarter of 2015 and 2014.

	Three Months Ended March 31,
(In millions)	2015	2014
Cash distributions received from MPLX:
General partner distributions, including incentive distribution rights	$2	$1
Limited partner distributions	22	17
Total	$24	$18
The market value of the 19,980,619 MPLX common units and 36,951,515 MPLX subordinated units we owned at March 31, 2015 was $4.2 billion based on the March 31, 2015 closing unit price of $73.26. Over time, we believe there will be substantial value attributable to our general partnership interests.
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
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.’s SAX pipeline through our investment in Illinois Extension Pipeline. During the three months ended March 31, 2015, we made contributions of $37 million to Illinois Extension Pipeline to fund our portion of the construction costs for the SAX project. We have contributed $157 million since project inception.
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
See Note 21 to the unaudited consolidated financial statements for information regarding our future contributions to the SAX pipeline project.
Share Repurchases
As of March 31, 2015, our board of directors had approved $8.0 billion in total share repurchase authorizations. Since January 1, 2012, we have repurchased a total of $6.48 billion of our common stock, leaving $1.52 billion available for repurchases. Through March 31, 2015, we have acquired 92 million shares at an average cost per share of $70.95 under these authorizations. See Note 8 to the unaudited consolidated financial statements.
Liquidity
As of March 31, 2015, we had cash and cash equivalents of $2.08 billion, an unused $2.5 billion revolving credit agreement, and $978 million of availability under our $1.3 billion trade receivables securitization facility based on eligible trade receivables. At March 31, 2015, MPLX had no borrowings and no letters of credit outstanding under its $1 billion credit agreement.
Employees
New collective bargaining agreements for the hourly refinery workers at our Canton, Catlettsburg and Texas City refineries were ratified in March and April, 2015, and are scheduled to expire on January 31, 2019 in Canton and Catlettsburg, and March 31, 2019 in Texas City. The labor agreement for our Galveston Bay refinery expired on January 31, 2015 and no successor agreement has been finalized. The work stoppage continues at this facility.

Stock Split
On April 29, 2015, our Board of Directors approved a two-for-one stock split in the form of a stock dividend, which will be distributed on June 10, 2015 to shareholders of record at the close of business on May 20, 2015. The total number of authorized common shares and common stock par value remain unchanged. The stock split will require retroactive restatement of all historical shares and per share data beginning in the second quarter ending June 30, 2015. All shares and per share data information included in this report are presented on a pre-split basis. The pro forma basic earnings per share on a post-split basis were $1.63 and $0.34 for the three months ended March 31, 2015 and March 31, 2014, respectively, and diluted earnings per share were $1.62 and $0.34 for the same time periods. The stock is expected to trade on a split-adjusted basis beginning June 11, 2015.
The above discussion contains forward-looking statements with respect to the estimated construction costs and completion of the SAX pipeline project and the share repurchase authorizations. Factors that could affect the estimated construction costs, timing and completion of the SAX pipeline project, include, but are not limited to, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third-party approvals and other risks customarily associated with construction projects. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.
Overview of Segments
Refining & Marketing
Refining & Marketing segment income from operations depends largely on our Refining & Marketing gross margin and refinery throughputs.
Our Refining & Marketing gross margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries and the costs of products purchased for resale. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same relationship as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Midwest (Chicago) and USGC crack spreads that we believe most closely track our operations and slate of products. Light Louisiana Sweet (“LLS”) prices and a 6-3-2-1 ratio of products (6 barrels of LLS crude oil producing 3 barrels of unleaded regular gasoline, 2 barrels of ultra-low sulfur diesel and 1 barrel of three percent residual fuel oil) are used for these crack-spread calculations.
Refined product prices have historically moved relative to international crude oil prices like Brent crude. In recent years, domestic U.S. crude oils, such as West Texas Intermediate (“WTI”) and LLS, traded at prices less than Brent due to the growth in U.S. crude oil production, logistical constraints and other market factors. These price discounts compared to Brent favorably impacted the LLS 6-3-2-1 crack spread. During 2011 and continuing through the first half of 2013, WTI traded at prices significantly less than Brent and LLS, which favorably impacted our Refining & Marketing gross margin. The differential between WTI and LLS significantly narrowed during the second half of 2013 with a further narrowing broadly continuing until late 2014. Since late 2014, LLS has seen volatile differentials to both WTI and Brent. The spread between domestic crude oils and Brent could narrow if there is a change in existing U.S. energy policy regarding crude oil exports, or if low crude oil prices reduce U.S. crude oil production growth substantially. If either were to occur, it could reduce our Refining & Marketing gross margin.
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
In addition to the market changes indicated by the crack spreads, the sweet/sour differential and the discount of WTI to LLS, our Refining & Marketing gross margin is impacted by factors such as:

•	the types of crude oil and other charge and blendstocks processed;

•	our refinery yields;

•	the selling prices realized for refined products;

•	the impact of commodity derivative instruments used to hedge price risk;

•	the cost of products purchased for resale;

•	the potential impact of lower of cost or market adjustments to inventories in periods of declining prices; and

•	the impact of liquidations of last in, first out (“LIFO”) inventory layers with costs significantly above current market prices.
Inventories are stated at the lower of cost or market. The cost of our crude oil and refined product inventories is determined under the LIFO method. During periods of rapidly declining prices, the LIFO cost basis of our crude oil and refined product inventories may have to be written down to market value. During the first quarter of 2015, we recognized a permanent reduction in our refined product inventories for LIFO accounting purposes. The cost of these inventories was based on prices in early 2014, which were much higher than current prices. As a result, we recognized a pre-tax charge of approximately $30 million in connection with this LIFO inventory reduction.
Refining & Marketing segment income from operations is also affected by changes in refinery direct operating costs, which include turnaround and major maintenance, depreciation and amortization and other manufacturing expenses. Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. We had significantly less planned turnaround and major maintenance activities at our Galveston Bay, Texas and Garyville, Louisiana refineries during the first quarter of 2015 compared to activities at our Galveston Bay, Texas; Garyville, Louisiana; Robinson, Illinois and Catlettsburg, Kentucky refineries during the first quarter of 2014.
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
The gross margin on merchandise sold at convenience stores historically has been less volatile and has contributed substantially to Speedway’s gross margin. During the first quarter of 2015, approximately half of Speedway’s gross margin was derived from merchandise sales as compared to two-thirds during the same period in 2014. This change is the result of higher light product gross margins during the first quarter of 2015 and the effect of the recently acquired Hess convenience stores. Speedway’s convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items.

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
Results of Operations
Consolidated Results of Operations

	Three Months Ended March 31,
(In millions)	2015	2014	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$17,191	$23,285	$(6,094)
Income from equity method investments	15	35	(20)
Net gain on disposal of assets	5	1	4
Other income	29	24	5
Total revenues and other income	17,240	23,345	(6,105)
Costs and expenses:
Cost of revenues (excludes items below)	13,044	20,540	(7,496)
Purchases from related parties	76	159	(83)
Consumer excise taxes	1,832	1,515	317
Depreciation and amortization	363	320	43
Selling, general and administrative expenses	358	346	12
Other taxes	97	104	(7)
Total costs and expenses	15,770	22,984	(7,214)
Income from operations	1,470	361	1,109
Net interest and other financial income (costs)	(81)	(46)	(35)
Income before income taxes	1,389	315	1,074
Provision for income taxes	486	108	378
Net income	903	207	696
Less net income attributable to noncontrolling interests	12	8	4
Net income attributable to MPC	$891	$199	$692
Net income attributable to MPC increased $692 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to our Refining & Marketing segment income from operations, which increased $954 million in the first quarter of 2015 as compared to the first quarter of 2014. Additionally, our Speedway segment income increased $110 million during the same period. The increase in Refining & Marketing segment income from operations was primarily due to higher USGC and Chicago crack spreads and lower turnaround and other direct operating costs while the increase in Speedway segment income is a result of higher light product and merchandise margins, partially offset by higher operating and administrative expenses, all of which reflect the results of the recently acquired Hess convenience stores.

Sales and other operating revenues (including consumer excise taxes) decreased $6.1 billion in the first quarter of 2015 compared to first quarter of 2014. The decrease was primarily due to lower refined product and crude oil sales prices partially offset by an increase in refined product sales volumes.
Income from equity method investments decreased $20 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to decreases in income from our ethanol affiliates of $18 million.
Net gain on disposal of assets increased $4 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to the sale of a terminal.
Other income increased $5 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher gains on sales of excess Renewable Identification Numbers (“RINs”).
Cost of revenues decreased $7.50 billion in the first quarter of 2015 compared to the first quarter of 2014. The decrease was primarily due to:

•	a decrease in refined product cost of sales of $7.42 billion primarily due to a decrease in raw material costs, partially offset by an increase in refined product sales volumes; and

•
a decrease in refinery direct operating costs, including costs associated with significant planned turnaround activity in the first quarter of 2014, of $503 million, or $4.18 per barrel of total refinery throughput.

Purchases from related parties decreased $83 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to:

•	decreases in volumes purchased from LOOP and Centennial of $40 million and $9 million, respectively; and

•	decreases in prices for ethanol purchases from TAME and TACE of $14 million and $11 million, respectively.
Depreciation and amortization increased $43 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to depreciation of the assets acquired from Hess by our Speedway segment and projects placed into service in the Refining & Marketing segment.
Selling, general and administrative expenses increased $12 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to increases in salaries and wages of $41 million, contract services of $24 million and employee benefit costs of $11 million, partially offset by a decrease in pension settlement expenses of $63 million. Excluding pension settlement expenses, these increases in selling, general and administrative expenses reflect the acquisition of convenience stores from Hess. We recorded pretax pension settlement expenses of $1 million in the first quarter of 2015 and $64 million in the first quarter of 2014 resulting from the level of employee lump sum retirement distributions that occurred during these periods.
Other taxes decreased $7 million in the first quarter of 2015 compared to the first quarter of 2014. The decrease was primarily due to decreases in sales and use taxes and other tax expenses of $15 million, offset by increases in property taxes of $8 million. The decreases in sales and use taxes and other tax expenses were primarily attributable to tax credits received in the first quarter of 2015 and reduced turnaround and maintenance work at various refineries. The increase in property taxes was primarily attributable to the acquisition of the Hess assets.
Provision for income taxes increased $378 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to an increase of $1.07 billion in income before income taxes. The effective tax rates for the first quarter of both 2015 and 2014 are equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.

Segment Results
Revenues, including intersegment sales, are summarized by segment in the following table.

	Three Months Ended March 31,
(In millions)	2015	2014
Refining & Marketing	$15,377	$22,043
Speedway	4,531	3,459
Pipeline Transportation	150	146
Segment revenues	$20,058	$25,648
Items included in both revenues and costs:
Consumer excise taxes	$1,832	$1,515
Refining & Marketing segment revenues decreased $6.67 billion in the first quarter of 2015 compared to the first quarter of 2014. The decrease was primarily due to decreases in refined product and crude oil sales prices, partially offset by an increase in refined product sales volumes. The table below shows our Refining & Marketing segment refined product sales volumes, sales destined for export and average sales prices.

	Three Months Ended March 31,
	2015	2014
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day)(a)	2,233	1,951
Refined product sales destined for export (thousands of barrels per day)	284	223
Average refined product sales prices (dollars per gallon)	$1.73	$2.88

(a)	Includes intersegment sales and sales destined for export.
The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended March 31,
(Dollars per gallon)	2015	2014
Chicago spot unleaded regular gasoline	$1.48	$2.68
Chicago spot ultra-low sulfur diesel	1.67	2.99
USGC spot unleaded regular gasoline	1.52	2.65
USGC spot ultra-low sulfur diesel	1.69	2.93
Refining & Marketing intersegment sales to our Speedway segment increased $500 million in the first quarter of 2015 compared to the first quarter of 2014. The increase was primarily due to an increase in intersegment refined product sales volumes, primarily due to the acquisition of convenience stores from Hess, partially offset by lower refined product sales prices. The table below shows our Refining & Marketing intersegment sales to our Speedway segment.

	Three Months Ended March 31,
	2015	2014
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$2,733	$2,233
Refined product sales volumes (millions of gallons)	1,388	723
Average refined product sales prices (dollars per gallon)	$1.96	$3.08

Speedway segment revenues increased $1.07 billion in the first quarter of 2015 compared to the first quarter of 2014, primarily due to an increase in gasoline and distillate sales of $673 million and an increase in merchandise sales of $389 million. The increase in gasoline and distillate sales was primarily due to a volume increase of 659 million gallons, primarily due to an increase in the number of convenience stores, partially offset by a decrease in average gasoline and distillate selling prices of $1.09 per gallon. The increase in merchandise sales was primarily due to an increase in the number of convenience stores. The number of convenience stores increased primarily due to the acquisition of convenience stores from Hess on September 30, 2014.
The following table includes certain revenue statistics for the Speedway segment.

	Three Months Ended March 31,
	2015	2014
Convenience stores at period-end	2,753	1,482
Gasoline & distillate sales (millions of gallons)	1,432	773
Average gasoline & distillate sales prices (dollars per gallon)	$2.30	$3.39
Merchandise sales (in millions)	$1,111	$722
Same store gasoline sales volume (period over period)(b)	(1.2%)	(0.7%)
Same store merchandise sales (period over period)(a)(b)	6.2%	5.3%

(a)	Excludes cigarettes.

(b)	Same store comparison includes only locations owned at least 13 months, and therefore excludes locations acquired from Hess.
Pipeline Transportation segment revenue increased $4 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher average tariffs received on crude oil and refined products shipped and higher throughput volumes. Crude oil pipeline throughput volumes increased 50 mbpd in the first quarter of 2015 compared to the first quarter of 2014 and refined products pipeline throughput volumes increased 67 mbpd.
The following table includes throughput volumes for the Pipeline Transportation segment.

	Three Months Ended March 31,
	2015	2014
Pipeline Throughputs (thousands of barrels per day):(a)
Crude oil pipelines	1,221	1,171
Refined products pipelines	886	819
Total	2,107	1,990

(a)	On owned common-carrier pipelines, excluding equity method investments.
Income before income taxes and income from operations by segment are presented in the following table.

	Three Months Ended March 31,
(In millions)	2015	2014
Income from Operations by segment
Refining & Marketing	$1,316	$362
Speedway	168	58
Pipeline Transportation(a)	67	72
Items not allocated to segments:
Corporate and other unallocated items(a)	(80)	(67)
Pension settlement expenses	(1)	(64)
Income from operations	1,470	361
Net interest and other financial income (costs)	(81)	(46)
Income before income taxes	$1,389	$315

(a)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

Refining & Marketing segment income from operations increased $954 million in the first quarter 2015 compared to the first quarter of 2014, primarily due to higher USGC and Chicago crack spreads and lower turnaround and other direct operating costs.
The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended March 31,
(Dollars per barrel)	2015	2014
Chicago LLS 6-3-2-1(a)(b)	$8.97	$8.80
USGC LLS 6-3-2-1(a)	10.13	7.27
Blended 6-3-2-1(a)(c)	9.69	7.85
LLS	52.80	104.29
WTI	48.57	98.61
LLS—WTI crude oil differential(a)	4.23	5.68
Sweet/Sour crude oil differential(a)(d)	7.08	8.23

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 38 percent/62 percent based on our refining capacity by region.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Based on the market indicators above and our refinery throughputs, we estimate the following impacts on Refining & Marketing segment income from operations for the first quarter of 2015 compared to the first quarter of 2014:

•	The USGC LLS 6-3-2-1 crack spread increased $2.86 per barrel in 2015 compared to 2014, which had a positive impact on segment income of $377 million.

•	The Chicago LLS 6-3-2-1 crack spread increased $0.17 per barrel in 2015 compared to 2014, which had a positive impact on segment income of $72 million.

•
We ran more sour crude oil at our refineries in 2015 compared to 2014, which was partially offset by the sweet/sour crude oil differential narrowing by $1.15 per barrel. The result was a positive impact on segment income of $66 million.

•	The LLS-WTI crude oil differential narrowed $1.45 per barrel in 2015 compared to 2014, which had a negative impact on segment income of $31 million.
The above market indicators use spot market values and an estimated mix of crude purchases and products sold. Differences in our results compared to these market indicators, including product price realizations, mix and crude costs as well as other items like refinery yields and other feedstock variances, had estimated negative impacts on Refining & Marketing segment income of $104 million for the first quarter of 2015 compared to the first quarter of 2014.
The following table summarizes our refinery throughputs.

	Three Months Ended March 31,
	2015	2014
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,672	1,450
Other charge and blendstocks	180	200
Total	1,852	1,650
Sour crude oil throughput percent	56	49
WTI-priced crude oil throughput percent	20	21

Crude oil throughputs increased 222 mbpd and other charge and blendstocks throughputs decreased 20 mbpd in the first quarter of 2015 compared to the first quarter of 2014, primarily attributable to the Galveston Bay and Robinson refineries, which had higher planned turnaround and major maintenance activity in the first quarter of 2014. The decrease in other charge and blendstocks throughputs at the Galveston Bay and Robinson refineries is partially offset by higher throughputs at the Texas City refinery.

The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended March 31,
	2015	2014
Refining & Marketing gross margin (dollars per barrel)(a)	$16.14	$14.46
Refinery direct operating costs (dollars per barrel):(b)
Planned turnaround and major maintenance	$0.79	$3.15
Depreciation and amortization	1.42	1.55
Other manufacturing(c)	4.26	5.95
Total	$6.47	$10.65

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)	Per barrel of total refinery throughputs.

(c)	Includes utilities, labor, routine maintenance and other operating costs.
Refinery direct operating costs decreased $4.18 per barrel in the first quarter of 2015 compared to the first quarter of 2014, reflecting a decrease in planned turnaround and major maintenance costs of $2.36 per barrel and a decrease in other manufacturing costs of $1.69 per barrel. The decrease in planned turnaround and major maintenance costs was primarily attributable the Galveston Bay refinery, which incurred significant turnaround costs in the first quarter of 2014. The decrease in other manufacturing costs was primarily attributable to lower costs for energy, catalyst and routine maintenance.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with purchased RINs decreased to $41 million in the first quarter of 2015 from $71 million in the first quarter of 2014, primarily due to the lower average cost of biodiesel RINs in the first quarter of 2015 as compared to the first quarter of 2014.
The following table includes margin statistics for the Speedway segment.

	Three Months Ended March 31,
	2015	2014
Gasoline & distillate gross margin (dollars per gallon)(a)	$0.1970	$0.1156
Merchandise gross margin (in millions)	$311	$192
Merchandise gross margin percent	28.0%	26.5%

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.
Speedway segment income from operations increased $110 million in the first quarter of 2015 compared to the same period of 2014. The increase in segment income was primarily due to an increase in our gasoline and distillate gross margin of $193 million, or $0.0814 per gallon, and an increase in our merchandise gross margin of $119 million, partially offset by higher operating expenses. Gasoline, distillate and merchandise gross margins along with operating expenses were higher primarily due to the results of the acquired convenience stores from Hess.
Pipeline Transportation segment income from operations decreased $5 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to an increase in various operating expenses and lower pipeline affiliate income, partially offset by higher transportation revenue.
Corporate and other unallocated items increased $13 million in the first quarter of 2015 compared to the first quarter of 2014, largely due to lower allocated employee benefit costs.
We recorded pretax pension settlement expenses of $1 million in the first quarter of 2015 and $64 million in the first quarter of 2014 resulting from the level of employee lump sum retirement distributions that occurred during these periods.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $2.08 billion at March 31, 2015 compared to $1.49 billion at December 31, 2014. Net cash provided by (used in) operating activities, investing activities and financing activities for the first quarter of 2015 and 2014 are presented in the following table.

	Three Months Ended March 31,
(In millions)	2015	2014
Net cash provided by (used in):
Operating activities	$1,190	$766
Investing activities	(388)	(360)
Financing activities	(218)	(532)
Total	$584	$(126)

Net cash provided by operating activities increased $424 million in the first quarter of 2015 compared to the first quarter of 2014 primarily due to an increase in net income of $696 million partially offset by an unfavorable change in working capital of $180 million. Changes in working capital were a net $55 million use of cash in the first quarter of 2015 compared to a net $125 million source of cash in the first quarter of 2014. The net $55 million use of cash in the first quarter of 2015 was primarily due to a decrease in accounts payable and accrued liabilities, partially offset by decreases in current receivables and inventory. The above changes in working capital exclude changes in short-term debt. Changes from December 31, 2014 to March 31, 2015 per the consolidated balance sheets were as follows:

•	Accounts payable decreased $1.27 billion from year-end 2014, primarily due to lower crude oil prices.

•	Current receivables decreased $694 million from year-end 2014, primarily due to lower refined product and crude oil prices.

•	Inventories decreased $205 million from year-end 2014, primarily due to decreases in crude oil and refined product inventory volumes.
The net $125 million source of cash from working capital changes in the first quarter of 2014 was primarily due to an increase in accounts payable and accrued liabilities and a decrease in accounts receivable, partially offset by an increase in inventories. Changes from December 31, 2013 to March 31, 2014 per the consolidated balance sheets were as follows:

•	Accounts payable increased $1.08 billion from year-end 2013, primarily due to higher crude oil payable volumes and prices at the end of the first quarter 2014 compared to year-end 2013.

•	Inventories increased $1.00 billion from year-end 2013, primarily due to an increase in crude oil inventory volumes.

•	Current receivables decreased $139 million from year-end 2013, primarily due to lower refined product and crude oil receivable volumes, partially offset by higher refined product and crude oil prices.
Net cash used in investing activities was $28 million higher in the first quarter of 2015 compared to the first quarter of 2014, primarily due to an increase in additions to property, plant and equipment, partially offset by a decrease in investments in affiliates.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(In millions)	2015	2014
Additions to property, plant and equipment	$389	$267
Decrease in capital accruals	(47)	(19)
Total capital expenditures	342	248
Investments in equity method investees	42	123
Total capital expenditures and investments	$384	$371

Capital expenditures and investments are summarized by segment below.

	Three Months Ended March 31,
(In millions)	2015	2014
Refining & Marketing	$229	$178
Speedway	45	32
Pipeline Transportation	81	130
Corporate and Other(a)	29	31
Total	$384	$371

(a)	Includes capitalized interest of $8 million and $6 million for the three months ended March 31, 2015 and 2014, respectively.
Net cash used for additions to property, plant and equipment increased $122 million for the first quarter of 2015 compared to the first quarter of 2014, primarily due to increases in capital expenditures in our Refining & Marketing and Speedway segments, partially offset by a decrease in capital expenditures in our Pipeline Transportation segment. Net cash used in equity method investments decreased $82 million for the first quarter of 2015 compared to the first quarter of 2014, primarily due to our acquisition of an additional seven percent interest in Explorer for $77 million and contributions to North Dakota Pipeline of $37 million to fund our portion of the Sandpiper pipeline project in the first quarter of 2014, as compared to our contribution to Illinois Extension Pipeline of $37 million to fund the SAX pipeline project in the first quarter of 2015.
Financing activities were a net $218 million use of cash in the first quarter of 2015 compared to a net $532 million use of cash in the first quarter of 2014. The uses of cash for both periods included common stock repurchases under our share repurchase authorizations and dividend payments offset by sources of cash from net borrowing activity.
Long-term debt borrowings and repayments were a net $107 million source of cash in the first quarter of 2015 compared to a net $264 million source of cash in the first quarter of 2014. During the first quarter of 2015, MPLX used proceeds from its $500 million of MPLX Senior Notes to repay amounts outstanding under the MPLX Credit Agreement, as well as for general partnership purposes. During the first quarter of 2014, MPLX borrowed $270 million under its revolving credit facility to fund MPLX’s acquisition of an additional interest in Pipe Line Holdings.
Cash used in common stock repurchases decreased $480 million in the first quarter of 2015 compared to the first quarter of 2014. The table below summarizes our total share repurchases. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase authorizations.

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
Number of shares repurchased	2	8
Cash paid for shares repurchased	$209	$689
Effective average cost per delivered share	$95.03	$87.60
Cash used in dividend payments increased $13 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to an $0.08 per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments were $0.50 per common share in the first quarter of 2015 compared to $0.42 per common share in the first quarter of 2014.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources
Our liquidity totaled $5.56 billion at March 31, 2015 consisting of:

	March 31, 2015
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Revolving credit agreement(a)	$2,500	$—	$2,500
Trade receivables securitization facility(b)	978	—	978
Total	$3,478	$—	$3,478
Cash and cash equivalents			2,078
Total liquidity			$5,556

(a)	Excludes MPLX’s $1 billion revolving credit agreement, which had $1 billion available as of March 31, 2015.

(b)
Availability under our $1.3 billion trade receivables securitization facility is a function of refined product selling prices, which will be lower in a sustained lower price environment. As of April 30, 2015, eligible trade receivables supported borrowings of $747 million.

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
The MPC term loan agreement (the “Term Loan Agreement”), MPC Credit Agreement and MPLX Credit Agreement contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the Term Loan Agreement and the MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the Term Loan Agreement and the MPC Credit Agreement) of no greater than 0.65 to 1.00. As of March 31, 2015, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.30 to 1.00, as well as the other covenants contained in the Term Loan Agreement and the MPC Credit Agreement.
The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of March 31, 2015, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.3 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.
Our intention is to maintain an investment grade credit profile. As of March 31, 2015, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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
Neither the Term Loan Agreement, MPC Credit Agreement, MPLX Credit Agreement nor our trade receivables securitization facility contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt ratings would increase the applicable interest rates, yields and other fees payable under the Term Loan Agreement, the MPC Credit Agreement and our trade receivables securitization facility. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables securitization facility, impact our ability to purchase crude oil on an unsecured basis and could result in us having to post letters of credit under existing transportation services agreements.

Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 36 percent at March 31, 2015 and 37 percent at December 31, 2014.

(In millions)	March 31, 2015	December 31, 2014
Long-term debt due within one year	$776	$27
Long-term debt	5,967	6,610
Total debt	$6,743	$6,637
Calculation of debt-to-total-capital ratio:
Total debt	$6,743	$6,637
Total equity	11,980	11,390
Total capital	$18,723	$18,027
Debt-to-total-capital ratio	36%	37%
Capital Requirements
We have a capital and investment budget for 2015 of $2.53 billion, excluding capitalized interest. The budget includes spending on refining, retail marketing, transportation, logistics and brand marketing projects as well as amounts designated for corporate activities. During the three months ended March 31, 2015, our capital expenditures and investments were $376 million, excluding capitalized interest. There have been no material changes to our 2015 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2014 was filed. We continuously evaluate our capital budget and make changes as conditions warrant.
During 2014, we worked on a front-end engineering and design study and procured certain long lead time items for a residual fuel hydrocracker project at our Garyville refinery, with estimated total costs of $2.2 billion to $2.5 billion, intended to increase margins by upgrading residual fuel to ULSD and gas oil. We are deferring a final investment decision on this project as we further evaluate the implications of current market conditions on the project. As of March 31, 2015, we have capitalized $136 million of costs associated with this project. If a decision is made to not pursue this project, there could be a future impairment of the costs incurred for the project.
Pursuant to the purchase and sale agreement for the Galveston Bay Refinery and Related Assets, we may be required to pay the seller a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. In July 2014, we paid $180 million for the first year’s contingent earnout and we expect to pay approximately $189 million in 2015. See Note 14 to the unaudited consolidated financial statements.
Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through the first quarter of 2015. At March 31, 2015, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of March 31, 2015, our equity investment in Centennial was $36 million and we had a $37 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Note 21 to the unaudited consolidated financial statements for additional information on the debt guarantee.
During the three months ended March 31, 2015, we did not make any contributions to our funded pension plans. While we have no required contributions, we may make additional contributions to our funded pension plans in 2015 depending on the anticipated funding status and plan asset performance.
On April 29, 2015, our board of directors approved a dividend of $0.50 per share on common stock on a pre-split basis. The dividend is payable June 10, 2015, to shareholders of record as of the close of business on May 20, 2015.
During the first three months of 2015, we paid $209 million to acquire 2 million common shares through open market share repurchases. The effective average cost was $95.03 per delivered share. At March 31, 2015, we also had agreements to repurchase additional common shares for $9 million, which were settled in April 2015. As of March 31, 2015, we had $1.52 billion of remaining repurchase authorization. See Note 8 to the unaudited consolidated financial statements.

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
The above discussion contains forward-looking statements with respect to a decision on the residual fuel hydrocracker project at our Garyville refinery, the contingent earnout payment to the seller of the Galveston Bay Refinery and Related Assets, the carrying value of our Centennial equity investment, future contributions to our funded pension plans and share repurchase authorizations. Forward-looking statements about our capital requirements are based on current expectations, estimates and projections and are not guarantees of future performance. Factors that could cause actual results to differ materially from those included in our forward-looking statements regarding capital requirements include the availability of liquidity, business conditions, a further decline or improvement in the long-term outlook of the potential uses of Centennial’s assets and the pursuit of different strategic alternatives for such assets, market price of our common stock, prices of and demand for crude oil and refinery feedstocks and refined products, actions of competitors, delays in obtaining necessary third-party approvals, changes in labor, materials, and equipment costs and availability, planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects, project cost overruns, disruptions or interruptions of our refining operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.
Contractual Cash Obligations
As of March 31, 2015, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first three months of 2015, our long-term debt commitments increased $286 million. The increase was due to the issuance of MPLX senior notes, partially offset by the repayment of the MPLX Credit Agreement.
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
We have provided various guarantees related to equity method investees. In conjunction with our spinoff from Marathon Oil, we entered into various indemnities and guarantees to Marathon Oil. These arrangements are described in Note 21 to the unaudited consolidated financial statements.
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
On March 3, 2014, the U.S. Environmental Protection Agency (“EPA”) signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 parts per million (“ppm”) beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $750 million to $1 billion between 2014 and 2019 for capital expenditures necessary to comply with these standards.
There have been no other significant changes to our environmental matters and compliance costs during the three months ended March 31, 2015.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2015.
Recently Adopted Accounting Standards
In June 2014, the FASB issued an accounting standards update for the elimination of the concept of DSE from U.S. GAAP and removes the related incremental reporting. The standards update eliminates the additional financial statement requirements specific to a DSE and was adopted in the first quarter of 2015. In addition, the portion to amend the consolidation model that eliminates the special provisions in the VIE rules for assessing the sufficiency of the equity of a DSE is effective in the first quarter of 2016. Adoption of this standard update in the first quarter of 2015 and 2016 has not and is not expected to have an impact on our consolidated results of operations, financial position or cash flows.
In April 2014, the FASB issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component (or components) of an entity or the classification of a component (or components) of an entity as held for sale that represents a strategic shift for an entity and has (or will have) a major impact on an entity’s operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity’s continuing involvement with the discontinued operation. The accounting standards update was effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Adoption of this standards update in the first quarter of 2015 did not have an impact on our consolidated results of operations, financial position or cash flows.
Accounting Standards Not Yet Adopted
In April 2015, the FASB issued an accounting standards update clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective or prospective application is allowed and early adoption is permitted. Adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.
In April 2015, the FASB issued an update to simplify the presentation of debt issuance costs. The update requires that all debt issue costs be presented on the balance sheet as a direct reduction of the liability. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. Adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In February 2015, the FASB issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the way certain decisions are made related to substantive rights, related parties, and decision making fees when applying the VIE consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. At this point, we have not determined the impact of the new standards update on our consolidated financial statements and related disclosures.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014.
See Notes 14 and 15 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2015 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of March 31, 2015
Crude	$(55)	$(135)	$57	$143
Refined products	10	28	(9)	(23)
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2015 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding capital leases, as of March 31, 2015 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of March 31, 2015(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended March 31, 2015(c)
Long-term debt
Fixed-rate	$5,893	$629	n/a
Variable-rate	950	n/a	3

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2015.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the three months ended March 31, 2015.
At March 31, 2015, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the Term Loan Agreement and the MPLX term loan agreement. There were no borrowings under the MPLX Credit Agreement as of March 31, 2015. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the Term Loan Agreement and the MPLX Credit Agreement, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2015, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Income from Operations by segment
Refining & Marketing	$1,316	$362
Speedway	168	58
Pipeline Transportation(a)	67	72
Items not allocated to segments:
Corporate and other unallocated items(a)	(80)	(67)
Pension settlement expenses	(1)	(64)
Income from operations	$1,470	$361
Capital Expenditures and Investments(b)
Refining & Marketing	$229	$178
Speedway	45	32
Pipeline Transportation	81	130
Corporate and Other(c)	29	31
Total	$384	$371

(a)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(c)	Includes capitalized interest of $8 million and $6 million for the three months ended March 31, 2015 and 2014, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
	2015	2014
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)(b)	2,246	1,964
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (thousands of barrels per day)(c)	2,233	1,951
Refining & Marketing gross margin (dollars per barrel)(d)	$16.14	$14.46
Crude oil capacity utilization percent(e)	97	85
Refinery throughputs (thousands of barrels per day):(f)
Crude oil refined	1,672	1,450
Other charge and blendstocks	180	200
Total	1,852	1,650
Sour crude oil throughput percent	56	49
WTI-priced crude oil throughput percent	20	21
Refined product yields (thousands of barrels per day):(f)
Gasoline	911	837
Distillates	553	514
Propane	36	34
Feedstocks and special products	298	220
Heavy fuel oil	30	30
Asphalt	50	43
Total	1,878	1,678
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.79	$3.15
Depreciation and amortization	1.42	1.55
Other manufacturing(h)	4.26	5.95
Total	$6.47	$10.65
Refining & Marketing Operating Statistics By Region - Gulf Coast
Refinery throughputs (thousands of barrels per day):(i)
Crude oil refined	1,031	860
Other charge and blendstocks	179	211
Total	1,210	1,071
Sour crude oil throughput percent	70	60
WTI-priced crude oil throughput percent	5	3
Refined product yields (thousands of barrels per day):(i)
Gasoline	523	489
Distillates	342	319
Propane	25	21
Feedstocks and special products	307	245
Heavy fuel oil	15	15
Asphalt	14	7
Total	1,226	1,096
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.80	$3.83
Depreciation and amortization	1.14	1.25
Other manufacturing(h)	3.99	5.87
Total	$5.93	$10.95

Supplementary Statistics (Unaudited)
	Three Months Ended March 31,
	2015	2014
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (thousands of barrels per day):(i)
Crude oil refined	641	590
Other charge and blendstocks	36	48
Total	677	638
Sour crude oil throughput percent	34	34
WTI-priced crude oil throughput percent	43	47
Refined product yields (thousands of barrels per day):(i)
Gasoline	388	348
Distillates	211	195
Propane	13	13
Feedstocks and special products	23	33
Heavy fuel oil	16	16
Asphalt	36	36
Total	687	641
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.73	$1.71
Depreciation and amortization	1.85	1.91
Other manufacturing(h)	4.51	5.54
Total	$7.09	$9.16
Speedway Operating Statistics(b)
Convenience stores at period-end	2,753	1,482
Gasoline and distillate sales (millions of gallons)	1,432	773
Gasoline and distillate gross margin (dollars per gallon)(j)	$0.1970	$0.1156
Merchandise sales (in millions)	$1,111	$722
Merchandise gross margin (in millions)	$311	$192
Merchandise gross margin percent	28.0%	26.5%
Same store gasoline sales volume (period over period)(k)	(1.2%)	(0.7%)
Same store merchandise sales (period over period)(k)(l)	6.2%	5.3%
Pipeline Transportation Operating Statistics
Pipeline throughputs (thousands of barrels per day):(m)
Crude oil pipelines	1,221	1,171
Refined products pipelines	886	819
Total	2,107	1,990

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.

(b)	Includes the impact of Hess’ Retail Operations and Related Assets beginning on the September 30, 2014 acquisition date.

(c)	Includes intersegment sales.

(d)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)	Excludes inter-refinery volumes of 35 mbpd and 59 mbpd for the three months ended March 31, 2015 and 2014, respectively.

(g)	Per barrel of total refinery throughputs.

(h)	Includes utilities, labor, routine maintenance and other operating costs.

(i)	Includes inter-refinery transfer volumes.

(j)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(k)	Same store comparison includes only locations owned at least 13 months, and therefore excludes locations acquired from Hess.

(l)	Excludes cigarettes.

(m)	On owned common-carrier pipelines, excluding equity method investments.

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

Environmental Proceedings
As reported in our Annual Report on Form 10-K for the year ended December 31, 2014, we have been subject to a pending enforcement matter with the Illinois Environmental Protection Agency and the Illinois attorney general’s office since 2002 concerning self-reporting of possible emission exceedences and permitting issues related to storage tanks at the Robinson, Illinois refinery. As a result of these allegations, we settled with the agency in April 2015 and agreed to pay a $95,000 civil penalty and undertake a supplemental environmental project involving the installation of ambient air monitors at the refinery.
We are involved in a number of other environmental proceedings arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended March 31, 2015, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
01/01/2015-01/31/2015	702,487	$85.57	701,253	$1,665,808,321
02/01/2015-02/28/2015	583,420	98.90	576,791	1,608,808,561
03/01/2015-03/31/2015	936,772	99.95	916,046	1,517,309,803
Total	2,222,679	95.13	2,194,090

(a)
The amounts in this column include 1,234, 6,629 and 20,726 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in January, February and March, respectively.

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

(c)
On July 30, 2014, we announced that our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 31, 2016, resulting in $8.0 billion of total share repurchase authorizations since January 1, 2012. As of March 31, 2015, we had approximately $1.52 billion of share repurchase authorization remaining.

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

May 4, 2015	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller