Form 10-Q
period 2015-06-30
Marathon Petroleum Corp
filed 2015-08-03
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 536,156,786 shares of Marathon Petroleum Corporation common stock outstanding as of July 31, 2015.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended June 30, 2015

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$20,537	$26,844	$37,728	$50,129
Income from equity method investments	20	57	35	92
Net gain (loss) on disposal of assets	(1)	11	4	12
Other income	25	21	54	45
Total revenues and other income	20,581	26,933	37,821	50,278
Costs and expenses:
Cost of revenues (excludes items below)	16,366	23,096	29,410	43,636
Purchases from related parties	82	130	158	289
Consumer excise taxes	1,939	1,599	3,771	3,114
Depreciation and amortization	362	325	725	645
Selling, general and administrative expenses	393	316	751	662
Other taxes	104	98	201	202
Total costs and expenses	19,246	25,564	35,016	48,548
Income from operations	1,335	1,369	2,805	1,730
Net interest and other financial income (costs)	(64)	(48)	(145)	(94)
Income before income taxes	1,271	1,321	2,660	1,636
Provision for income taxes	432	457	918	565
Net income	839	864	1,742	1,071
Less net income attributable to noncontrolling interests	13	9	25	17
Net income attributable to MPC	$826	$855	$1,717	$1,054
Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$1.52	$1.49	$3.16	$1.81
Weighted average shares outstanding	541	574	543	580
Diluted:
Net income attributable to MPC per share	$1.51	$1.48	$3.14	$1.80
Weighted average shares outstanding	544	578	547	584
Dividends paid	$0.25	$0.21	$0.50	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net income	$839	$864	$1,742	$1,071
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $7, ($3), $12 and $1	12	(5)	20	2
Prior service costs, net of tax of ($4), ($4), ($9) and ($9)	(8)	(8)	(16)	(16)
Other comprehensive income (loss)	4	(13)	4	(14)
Comprehensive income	843	851	1,746	1,057
Less comprehensive income attributable to noncontrolling interests	13	9	25	17
Comprehensive income attributable to MPC	$830	$842	$1,721	$1,040
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,881	$1,494
Receivables, less allowance for doubtful accounts of $30 and $13	3,876	4,058
Inventories	5,540	5,642
Other current assets	134	145
Total current assets	11,431	11,339
Equity method investments	994	865
Property, plant and equipment, net	16,283	16,261
Goodwill	1,566	1,566
Other noncurrent assets	379	394
Total assets	$30,653	$30,425
Liabilities
Current liabilities:
Accounts payable	$6,225	$6,661
Payroll and benefits payable	369	427
Consumer excise taxes payable	469	463
Accrued taxes	517	647
Long-term debt due within one year	780	27
Other current liabilities	365	354
Total current liabilities	8,725	8,579
Long-term debt	5,918	6,575
Deferred income taxes	2,011	2,014
Defined benefit postretirement plan obligations	1,143	1,099
Deferred credits and other liabilities	566	768
Total liabilities	18,363	19,035
Commitments and contingencies (see Note 21)
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 728 million and 726 million shares (par value $0.01 per share, 1 billion shares authorized)	7	7
Held in treasury, at cost – 191 million and 179 million shares	(6,926)	(6,299)
Additional paid-in capital	9,912	9,841
Retained earnings	8,959	7,515
Accumulated other comprehensive loss	(309)	(313)
Total MPC stockholders’ equity	11,643	10,751
Noncontrolling interests	647	639
Total equity	12,290	11,390
Total liabilities and equity	$30,653	$30,425
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,742	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	725	645
Pension and other postretirement benefits, net	57	109
Deferred income taxes	(12)	(91)
Net gain on disposal of assets	(4)	(12)
Equity method investments, net	14	(44)
Changes in the fair value of derivative instruments	18	(2)
Changes in:
Current receivables	179	(161)
Inventories	102	(923)
Current accounts payable and accrued liabilities	(591)	994
All other, net	(46)	58
Net cash provided by operating activities	2,184	1,644
Investing activities:
Additions to property, plant and equipment	(764)	(569)
Acquisitions	—	(42)
Disposal of assets	12	17
Investments – acquisitions, loans and contributions	(149)	(164)
– redemptions, repayments and return of capital	4	3
All other, net	41	74
Net cash used in investing activities	(856)	(681)
Financing activities:
Long-term debt – borrowings	528	270
– repayments	(427)	(26)
Debt issuance costs	(4)	—
Issuance of common stock	26	17
Common stock repurchased	(617)	(1,148)
Dividends paid	(272)	(245)
Distributions to noncontrolling interests	(18)	(12)
Contingent consideration payment	(175)	—
All other, net	18	14
Net cash used in financing activities	(941)	(1,130)
Net increase (decrease) in cash and cash equivalents	387	(167)
Cash and cash equivalents at beginning of period	1,494	2,292
Cash and cash equivalents at end of period	$1,881	$2,125
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$7	$(4,155)	$9,765	$5,507	$(204)	$412	$11,332
Net income	—	—	—	1,054	—	17	1,071
Dividends declared	—	—	—	(245)	—	—	(245)
Distributions to noncontrolling interests	—	—	—	—	—	(12)	(12)
Other comprehensive loss	—	—	—	—	(14)	—	(14)
Shares repurchased	—	(1,148)	—	—	—	—	(1,148)
Shares issued (returned) – stock-based compensation	—	(10)	17	—	—	—	7
Stock-based compensation	—	—	37	—	—	—	37
Other	—	—	—	9	—	—	9
Balance as of June 30, 2014	$7	$(5,313)	$9,819	$6,325	$(218)	$417	$11,037
Balance as of December 31, 2014	$7	$(6,299)	$9,841	$7,515	$(313)	$639	$11,390
Net income	—	—	—	1,717	—	25	1,742
Dividends declared	—	—	—	(273)	—	—	(273)
Distributions to noncontrolling interests	—	—	—	—	—	(18)	(18)
Other comprehensive income	—	—	—	—	4	—	4
Shares repurchased	—	(617)	—	—	—	—	(617)
Shares issued (returned) – stock-based compensation	—	(10)	26	—	—	—	16
Stock-based compensation	—	—	45	—	—	—	45
Issuance of MPLX LP common units	—	—	—	—	—	1	1
Balance as of June 30, 2015	$7	$(6,926)	$9,912	$8,959	$(309)	$647	$12,290

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2013	724	(130)
Shares repurchased	—	(27)
Shares issued – stock-based compensation	2	—
Balance as of June 30, 2014	726	(157)
Balance as of December 31, 2014	726	(179)
Shares repurchased	—	(12)
Shares issued – stock-based compensation	2	—
Balance as of June 30, 2015	728	(191)
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.
We completed a two-for-one stock split in June 2015. All historical share and per share data included in this report has been retroactively restated on a post-split basis. Additionally, we adopted the updated Financial Accounting Standards Board (“FASB”) debt issuance cost standard as of June 30, 2015 and applied the changes retrospectively to the prior period presented.
2. Accounting Standards
Recently Adopted
In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. The update requires that debt issue costs for term debt are to be presented on the balance sheet as a direct reduction of the term debt liability as opposed to a deferred charge within other noncurrent assets. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. Our adoption of this standard in the second quarter of 2015 did not have a material impact on our consolidated results of operations, financial position or cash flows.
In June 2014, the FASB issued an accounting standards update for the elimination of the concept of development stage entity (“DSE”) from U.S. GAAP and removes the related incremental reporting. The standards update eliminates the additional financial statement requirements specific to a DSE and was adopted in the first quarter of 2015. In addition, the portion of the standard to amend the consolidation model that eliminates the special provisions in the variable interest entity ("VIE") rules for assessing the sufficiency of the equity of a DSE is effective in the first quarter of 2016. Adoption of this standards update in the first quarter of 2015 and 2016 has not and is not expected to have an impact on our consolidated results of operations, financial position or cash flows.
In April 2014, the FASB issued an accounting standards update that redefines the criteria for determining discontinued operations and introduces new disclosures related to these disposals. The updated definition of a discontinued operation is the disposal of a component (or components) of an entity or the classification of a component (or components) of an entity as held for sale that represents a strategic shift for an entity and has (or will have) a major impact on an entity’s operations and financial results. The standard requires disclosure of additional financial information for discontinued operations and individually material components not qualifying for discontinued operation presentation, as well as information regarding an entity’s continuing involvement with the discontinued operation. The accounting standards update was effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. Adoption of this standards update in the first quarter of 2015 did not impact our consolidated results of operations, financial position or cash flows.

Not Yet Adopted
In May 2015, the FASB issued an accounting standard update that eliminates the requirement to categorize in the fair value hierarchy investments that are measured at net asset value using the practical expedient. The standard is effective for fiscal years beginning after December 15, 2015 and interim periods within the fiscal year. Retrospective application is required and early adoption is permitted. While we expect adoption of this standard to affect our fair value hierarchy disclosures, we do not believe it will have an impact on our consolidated results of operations, financial position or cash flows.
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
In February 2015, the FASB issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the considerations related to substantive rights, related parties, and decision making fees when applying the VIE consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. At this point, we have not determined the impact of the new standards update on our consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued an accounting standards update for revenue recognition that is aligned with the International Accounting Standards Board’s revenue recognition standard. The guidance in the update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted, no earlier than January 1, 2017. We are in the process of determining the impact of the new standard on our consolidated financial statements.
3. MPLX LP
MPLX is a publicly traded master limited partnership that was formed by us to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of crude oil, refined products and other hydrocarbon-based products.
As of June 30, 2015, we owned a 71.5 percent interest in MPLX, including the two percent general partner interest. We consolidate this entity for financial reporting purposes since we have a controlling financial interest, and we record a noncontrolling interest for the interest owned by the public. As of June 30, 2015, MPLX’s assets consisted of a 99.5 percent general partner interest in MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. MPLX also owns a 100 percent interest in a butane cavern in Neal, West Virginia.
Sales and Contributions to MPLX
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
Public Offerings
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
4. Acquisitions and Investments
Acquisition of Hess’ Retail Operations and Related Assets
On September 30, 2014, we acquired from Hess Corporation (“Hess”) all of Hess’ retail locations, transport operations and shipper history on various pipelines, including approximately 40,000 barrels per day on Colonial Pipeline for $2.82 billion. We refer to these assets as “Hess’ Retail Operations and Related Assets.” The transaction was funded with a combination of debt and available cash. The transaction provided for an adjustment for working capital, which was finalized during the first quarter of 2015, resulting in a $3 million reduction to our total consideration. This amount is consistent with the estimate we used in prior periods and therefore, the fair value of the assets acquired and liabilities assumed remain unchanged from year-end 2014.
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
The following unaudited pro forma financial information presents consolidated results assuming the acquisition of Hess’ Retail Operations and Related Assets occurred on January 1, 2013. The pro forma financial information does not give effect to potential synergies that could result from the acquisition and is not necessarily indicative of the results of future operations.

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions, except per share data)	2014	2014
Sales and other operating revenues (including consumer excise taxes)	$29,931	$55,948
Net income attributable to MPC	869	1,051
Net income attributable to MPC per share – basic	$1.51	$1.81
Net income attributable to MPC per share – diluted	1.50	1.80
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

Investments in Pipeline Companies
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.’s Southern Access Extension pipeline (“SAX”) through our investment in Illinois Extension Pipeline Company, LLC (“Illinois Extension Pipeline”). During the six months ended June 30, 2015, we made contributions of $94 million to Illinois Extension Pipeline to fund our portion of the construction costs for the SAX project. We have contributed $214 million since project inception. We account for our ownership interest in Illinois Extension Pipeline as an equity method investment. See Note 21 for information on future contributions to Illinois Extension Pipeline.
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
5. Variable Interest Entity
As stated in Note 4, we have a 35 percent ownership interest in Illinois Extension Pipeline. Illinois Extension Pipeline Company LLC is considered a VIE because it is a development stage entity and the equity in the entity is not sufficient to fund the construction of the SAX pipeline. Our maximum exposure to loss due to this VIE at June 30, 2015 was $214 million, which equates to our contributions to-date to fund our portion of the construction costs for the project.
We are not the primary beneficiary of this VIE because we do not have the power to control the activities that significantly influence the economic performance of the entity and, therefore, do not consolidate the entity. The activities that most significantly impact the VIE’s economic performance are the actual construction costs and risks associated with the on-going construction. Through our vote, we have shared power to direct the construction activities, but do not have the sole ability to control the construction activities.
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

•
TAAE, in which we have a 43 percent noncontrolling interest, TACE, in which we have a 60 percent noncontrolling interest and TAME, in which we have a 67 percent direct and indirect noncontrolling interest. These companies each own and operate an ethanol production facility.

•	Other equity method investees.

We believe that transactions with related parties were conducted on terms comparable to those with unaffiliated parties.
Sales to related parties, which are included in sales and other operating revenues (including consumer excise taxes) on the consolidated statements of income, were $2 million for both the three months ended June 30, 2015 and 2014 and $3 million and $4 million for the six months ended June 30, 2015 and 2014, respectively.

Purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Centennial	$—	$(2)	$—	$7
Explorer	7	9	14	22
LOCAP	6	5	11	10
LOOP	13	12	26	65
TAAE	15	26	28	42
TACE	15	30	31	57
TAME	23	48	43	82
Other equity method investees	3	2	5	4
Total	$82	$130	$158	$289
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
Receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

(In millions)	June 30, 2015	December 31, 2014
Centennial	$1	$2
Explorer	—	2
TAME	—	3
Total	$1	$7
Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

(In millions)	June 30, 2015	December 31, 2014
Explorer	$4	$3
LOCAP	2	2
LOOP	5	4
TAAE	1	2
TACE	2	2
TAME	3	5
Total	$17	$18
7. Income per Common Share
We compute basic earnings per share by dividing net income attributable to MPC by the weighted average number of shares of common stock outstanding. The average number of shares of common stock and per share amounts have been retroactively restated to reflect the two-for-one stock split completed in June 2015. Diluted income per share assumes exercise of certain stock-based compensation awards, provided the effect is not anti-dilutive.
MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities. Due to the presence of participating securities, we have calculated our earnings per share using the two-class method.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$826	$855	$1,717	$1,054
Income allocated to participating securities	1	1	3	2
Income available to common stockholders – basic	$825	$854	$1,714	$1,052
Weighted average common shares outstanding	541	574	543	580
Basic earnings per share	$1.52	$1.49	$3.16	$1.81
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$826	$855	$1,717	$1,054
Income allocated to participating securities	1	1	3	2
Income available to common stockholders – diluted	$825	$854	$1,714	$1,052
Weighted average common shares outstanding	541	574	543	580
Effect of dilutive securities	3	4	4	4
Weighted average common shares, including dilutive effect	544	578	547	584
Diluted earnings per share	$1.51	$1.48	$3.14	$1.80

The following table summarizes the shares that were anti-dilutive, and therefore, were excluded from the diluted share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Shares issued under stock-based compensation plans	1	1	1	1

8. Equity
On April 29, 2015, our board of directors approved a two-for-one stock split in the form of a stock dividend, which was distributed on June 10, 2015 to shareholders of record at the close of business on May 20, 2015. The total number of authorized shares of common stock and common stock par value per share remain unchanged. All historical share and per share data included in this report have been retroactively restated on a post-split basis.
Since January 1, 2012, we have repurchased a total of $6.89 billion of our common stock, leaving $1.11 billion available for repurchases as of June 30, 2015. We have acquired 191 million shares at an average cost per share of $36.12 under these authorizations. On July 29, 2015, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2017, bringing the total share repurchase authorizations to $10.0 billion.
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
Total share repurchases were as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Number of shares repurchased	8	10	12	26
Cash paid for shares repurchased	$408	$459	$617	$1,148
Effective average cost per delivered share	$50.97	$44.07	$49.75	$43.91

At June 30, 2015, we had agreements to acquire 173,532 common shares for $9 million, which were settled in early July 2015.
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

•	Speedway – sells transportation fuels and convenience merchandise in retail markets in the Midwest, East Coast and Southeast regions of the United States.

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

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended June 30, 2015
Revenues:
Customer	$15,192	$5,329	$16	$20,537
Intersegment(a)	3,425	2	148	3,575
Segment revenues	$18,617	$5,331	$164	$24,112
Segment income from operations(b)	$1,206	$127	$79	$1,412
Income from equity method investments	8	—	12	20
Depreciation and amortization(c)	268	62	19	349
Capital expenditures and investments(d)	207	100	157	464

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended June 30, 2014
Revenues:
Customer	$22,917	$3,908	$19	$26,844
Intersegment(a)	2,590	1	131	2,722
Segment revenues	$25,507	$3,909	$150	$29,566
Segment income from operations(b)	$1,260	$94	$81	$1,435
Income from equity method investments	35	—	22	57
Depreciation and amortization(c)	264	29	19	312
Capital expenditures and investments(d)	235	44	64	343

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Six Months Ended June 30, 2015
Revenues:
Customer	$27,836	$9,860	$32	$37,728
Intersegment(a)	6,158	2	282	6,442
Segment revenues	$33,994	$9,862	$314	$44,170
Segment income from operations(b)	$2,522	$295	$146	$2,963
Income from equity method investments	14	—	21	35
Depreciation and amortization(c)	535	125	39	699
Capital expenditures and investments(d)	436	145	238	819

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Six Months Ended June 30, 2014
Revenues:
Customer	$42,727	$7,366	$36	$50,129
Intersegment(a)	4,823	2	260	5,085
Segment revenues	$47,550	$7,368	$296	$55,214
Segment income from operations(b)	$1,622	$152	$153	$1,927
Income from equity method investments	59	—	33	92
Depreciation and amortization(c)	525	57	38	620
Capital expenditures and investments(d)	413	76	194	683

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(d)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Segment income from operations	$1,412	$1,435	$2,963	$1,927
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(76)	(61)	(156)	(128)
Pension settlement expenses(c)	(1)	(5)	(2)	(69)
Net interest and other financial income (costs)	(64)	(48)	(145)	(94)
Income before income taxes	$1,271	$1,321	$2,660	$1,636

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.

(b)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	See Note 19.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Segment capital expenditures and investments	$464	$343	$819	$683
Less: Investments in equity method investees	107	41	149	164
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	41	13	62	38
Capitalized interest	8	7	16	13
Total capital expenditures(a)	$406	$322	$748	$570

(a)
Capital expenditures include changes in capital accruals. See Note 17 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

10. Other Items
Net interest and other financial income (costs) was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Interest income	$2	$1	$3	$3
Interest expense	(69)	(49)	(149)	(98)
Interest capitalized	8	7	16	13
Other financial costs	(5)	(7)	(15)	(12)
Net interest and other financial income (costs)	$(64)	$(48)	$(145)	$(94)
11. Income Taxes
The combined federal, state and foreign income tax rate was 34 percent and 35 percent for the three months ended June 30, 2015 and 2014, respectively and 35 percent for both the six months ended June 30, 2015 and 2014. The effective tax rate for the three and six months ended June 30, 2015 and 2014 is equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.
We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2003 tax years, respectively. We had $12 million of unrecognized tax benefits as of June 30, 2015. Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 21 for indemnification information.

12. Inventories

(In millions)	June 30, 2015	December 31, 2014
Crude oil and refinery feedstocks	$2,147	$2,219
Refined products	2,880	2,955
Materials and supplies	338	302
Merchandise	175	166
Total (at cost)	$5,540	$5,642
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. During the six months ended June 30, 2015, we recorded LIFO liquidations caused by permanently decreased levels in refined products inventory volumes. Cost of revenues increased and income from operations decreased by approximately $30 million for the six months ended June 30, 2015 as a result of the LIFO liquidations. There were no liquidations of LIFO inventories for the six months ended June 30, 2014.
13. Property, Plant and Equipment

(In millions)	June 30, 2015	December 31, 2014
Refining & Marketing	$18,434	$18,001
Speedway	4,762	4,639
Pipeline Transportation	2,132	2,044
Corporate and Other	679	618
Total	26,007	25,302
Less accumulated depreciation	9,724	9,041
Property, plant and equipment, net	$16,283	$16,261
Included in construction in progress at June 30, 2015 is $136 million of costs associated with a residual fuel hydrocracker project at our Garyville refinery, which is intended to increase margins by upgrading residual fuel to ultra-low sulfur diesel and gas oil. We are deferring a final investment decision on this project as we further evaluate the implications of current market conditions on the project. If a decision is made to not pursue this project, there could be a future impairment of the costs incurred for the project.

14. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2015
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$61	$—	$—	$(43)	$18	$20
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$63	$—	$—	$(43)	$20	$20

Commodity derivative instruments, liabilities	$55	$—	$—	$(55)	$—	$—
Contingent consideration, liability(c)	—	—	307	N/A	307	—
Total liabilities at fair value	$55	$—	$307	$(55)	$307	$—

	December 31, 2014
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$317	$—	$—	$(258)	$59	$—
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$319	$—	$—	$(258)	$61	$—

Commodity derivative instruments, liabilities	$180	$—	$—	$(180)	$—	$—
Contingent consideration, liability(c)	—	—	478	N/A	478	—
Total liabilities at fair value	$180	$—	$478	$(180)	$478	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2015, cash collateral of $12 million was netted with the mark-to-market derivative liabilities. As of December 31, 2014, $78 million was netted with mark-to-market derivative assets.

(b)	We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

(c)	Includes $190 million and $174 million classified as current at June 30, 2015 and December 31, 2014, respectively.
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
The contingent consideration represents the fair value as of June 30, 2015 and December 31, 2014 of the remaining amount we expect to pay to BP related to the earnout provision associated with our 2013 acquisition of BP’s refinery in Texas City, Texas and related logistics and marketing assets. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” The fair value of the remaining contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the earnout applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period commencing in 2014. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation used significant unobservable inputs, including: (1) an estimate of monthly refinery throughput volumes; (2) a range of internal and external monthly crack spread forecasts from approximately $8 to $20 per barrel; and (3) a range of risk-adjusted discount rates from five percent to 10 percent. An increase or decrease in crack spread forecasts or refinery throughput volume expectations may result in a corresponding increase or decrease in the fair value. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual caps. An increase or decrease in the discount rate may result in a decrease or increase to the fair value, respectively. The fair value of the contingent consideration is reassessed each quarter, with changes in fair value recorded in cost of revenues.
In June 2015, we paid BP $189 million for the second year’s contingent earnout. On the consolidated statements of cash flows for the six months ended June 30, 2015, $175 million of the contingent earnout payment is included as a financing activity with the remainder included as an operating activity. In the third quarter of 2014, we paid BP $180 million for the first year’s contingent earnout.
The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Beginning balance	$490	$639	$478	$625
Contingent consideration payment	(189)	—	(189)	—
Unrealized and realized losses included in net income	6	8	18	22
Ending balance	$307	$647	$307	$647
We did not hold any Level 3 derivative instruments during the three and six months ended June 30, 2015 and 2014. See Note 15 for the income statement impacts of our derivative instruments.
Fair Values - Nonrecurring
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Six Months Ended June 30,
	2015		2014
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Other noncurrent assets	$—	$—	$—	$11
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

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at June 30, 2015 and December 31, 2014, excluding the derivative financial instruments and contingent consideration reported above.

	June 30, 2015		December 31, 2014
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$34	$2	$26	$2
Other	32	31	32	32
Total financial assets	$66	$33	$58	$34
Financial liabilities:
Long-term debt(a)	$6,537	$6,376	$6,571	$6,265
Deferred credits and other liabilities	19	19	17	17
Total financial liabilities	$6,556	$6,395	$6,588	$6,282

(a)	Excludes capital leases and debt issuance costs, however, includes amount classified as short-term debt.

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
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$61	$55	Other current assets

	December 31, 2014
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$317	$180	Other current assets
The table below summarizes open commodity derivative contracts as of June 30, 2015.

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	12,403
Exchange-traded	Short	(24,938)
Refined Products(b)
Exchange-traded	Long	4,004
Exchange-traded	Short	(2,439)

(a)	96.5 percent of these contracts expire in the third quarter of 2015.

(b)	100 percent of these contracts expire in the third quarter of 2015.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)		Gain (Loss)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2015	2014	2015	2014
Sales and other operating revenues	$(3)	$(2)	$11	$8
Cost of revenues	(70)	(114)	(25)	(175)
Total	$(73)	$(116)	$(14)	$(167)
16. Debt
Our outstanding borrowings at June 30, 2015 and December 31, 2014 consisted of the following:

(In millions)	June 30, 2015	December 31, 2014
Marathon Petroleum Corporation:
3.500% senior notes due March 1, 2016	$750	$750
Revolving credit agreement due 2017	—	—
Term loan agreement due 2019	700	700
5.125% senior notes due March 1, 2021	1,000	1,000
3.625% senior notes due September 15, 2024	750	750
6.500% senior notes due March 1, 2041	1,250	1,250
4.750% senior notes due September 15, 2044	800	800
5.000% senior notes due September 15, 2054	400	400
Consolidated subsidiaries:
Capital lease obligations due 2015-2028	360	372
MPLX bank revolving credit facility due 2019	—	385
MPLX term loan facility due 2019	250	250
MPLX 4.000% senior notes due February 15, 2025	500	—
Trade receivables securitization facility due 2016	—	—
Total	6,760	6,657
Unamortized debt issuance costs(a)	(38)	(35)
Unamortized discount	(27)	(26)
Fair value adjustments(b)	3	6
Amounts due within one year	(780)	(27)
Total long-term debt due after one year	$5,918	$6,575

(a)
We adopted the updated FASB debt issuance cost standard as of June 30, 2015 and applied the changes retrospectively to the prior period presented. We reclassified unamortized debt issuance costs related to term debt from other noncurrent assets to long-term debt.

(b)	The $20 million gain on the termination of our interest rate swap agreements in 2012 is being amortized over the remaining life of the 3.50 percent senior notes.
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
There were no borrowings or letters of credit outstanding under the MPC revolving credit facility or the trade receivables securitization facility at June 30, 2015. As of June 30, 2015, eligible trade receivables supported available borrowings of $1.2 billion under the $1.3 billion trade receivables facility. During the six months ended June 30, 2015, MPLX borrowed $30 million under the MPLX Credit Agreement at an average interest rate of 1.5 percent, per annum, and repaid $415 million of these borrowings. At June 30, 2015, MPLX had no borrowings and no letters of credit outstanding under the MPLX Credit Agreement, resulting in total unused loan availability of $1 billion, or 100 percent of the borrowing capacity.

17. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2015	2014
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$130	$82
Net income taxes paid to taxing authorities	1,039	299
Non-cash investing and financing activities:
Property, plant and equipment sold	4	4
Property, plant and equipment acquired	4	4

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2015	2014
Additions to property, plant and equipment per consolidated statements of cash flows	$764	$569
Non-cash additions to property, plant and equipment	4	4
Asset retirement expenditures	—	1
Decrease in capital accruals	(20)	(31)
Total capital expenditures before acquisitions	$748	$543
Acquisitions	—	27
Total capital expenditures	$748	$570
18. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2013	$(161)	$(50)	$4	$3	$(204)
Other comprehensive income (loss) before reclassifications	(65)	8	—	(1)	(58)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(23)	(2)	—	—	(25)
– actuarial loss(a)	26	1	—	—	27
– settlement loss(a)	69	—	—	—	69
Tax effect	(28)	1	—	—	(27)
Other comprehensive income (loss)	(21)	8	—	(1)	(14)
Balance as of June 30, 2014	$(182)	$(42)	$4	$2	$(218)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2014	$(217)	$(104)	$4	$4	$(313)
Other comprehensive loss before reclassifications	(12)	14	—	(2)	—
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(23)	(2)	—	—	(25)
– actuarial loss(a)	26	4	—	—	30
– settlement loss(a)	2	—	—	—	2
Tax effect	(2)	(1)	—	—	(3)
Other comprehensive income (loss)	(9)	15	—	(2)	4
Balance as of June 30, 2015	$(226)	$(89)	$4	$2	$(309)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 19.
19. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$28	$20	$7	$6
Interest cost	18	18	8	9
Expected return on plan assets	(24)	(26)	—	—
Amortization – prior service credit	(11)	(11)	(1)	(1)
– actuarial loss	13	13	1	—
– settlement loss	1	5	—	—
Net periodic benefit cost	$25	$19	$15	$14

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$51	$43	$15	$13
Interest cost	36	38	16	17
Expected return on plan assets	(50)	(54)	—	—
Amortization – prior service credit	(23)	(23)	(2)	(2)
– actuarial loss	26	26	4	1
– settlement loss	2	69	—	—
Net periodic benefit cost	$42	$99	$33	$29
During the six months ended June 30, 2015, we made no contributions to our funded pension plans. We have no required funding for 2015, but may make voluntary contributions at our discretion. Current benefit payments related to unfunded pension and other postretirement benefit plans were $6 million and $12 million, respectively, during the six months ended June 30, 2015.

During the six months ended June 30, 2015 and 2014, we determined that lump sum payments to employees retiring in the respective years will exceed the plans’ total service and interest costs for the year. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, during the six months ended June 30, 2015 and 2014, we recorded pension settlement expenses of $2 million and $69 million related to our lump sum payments made during the first six months of 2015 and 2014, respectively.
20. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	9,502,876	$22.74
Granted	1,094,676	50.89
Exercised	(1,492,710)	17.49
Forfeited, canceled or expired	(48,766)	39.84
Outstanding at June 30, 2015	9,056,076	26.91
The grant date fair value of stock option awards granted during the six months ended June 30, 2015 was $13.45 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the six months ended June 30, 2015:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1,030,146	$38.62	822,186	$18.65
Granted	505,698	50.86	23,831	48.65
RS’s Vested/RSU’s Issued	(516,406)	34.12	(944)	34.26
Forfeited	(34,396)	39.22	(850)	44.77
Outstanding at June 30, 2015	985,042	47.24	844,223	19.45
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the six months ended June 30, 2015:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	5,791,825	$0.88
Granted	2,389,450	0.95
Settled	(2,035,833)	0.85
Outstanding at June 30, 2015	6,145,442	0.92
The performance unit awards granted during the six months ended June 30, 2015 have a grant date fair value of $0.95 per unit, as calculated using a Monte Carlo valuation model.

MPLX Awards
During the six months ended June 30, 2015, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.
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
At June 30, 2015 and December 31, 2014, accrued liabilities for remediation totaled $172 million and $185 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, was $66 million and $67 million at June 30, 2015 and December 31, 2014, respectively.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Lawsuits—In May 2015, the Kentucky attorney general filed a lawsuit against our wholly owned subsidiary, Marathon Petroleum Company LP (“MPCLP”) in the United States District Court for the Western District of Kentucky asserting claims under federal and state antitrust statutes, the Kentucky Consumer Protection Act, and state common law. The complaint, as amended in July 2015, alleges that MPCLP used deed restrictions, supply agreements with customers and exchange agreements with competitors to unreasonably restrain trade in areas within Kentucky and seeks declaratory relief, unspecified damages, civil penalties, restitution and disgorgement of profits. At this early stage, the ultimate outcome of this litigation remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined, and we are unable to estimate a reasonably possible loss (or range of loss) for this matter. We intend to vigorously defend ourselves in this matter.
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
We are also a party to a number of other lawsuits and other proceedings arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that the resolution of these other lawsuits and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of June 30, 2015.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $36 million as of June 30, 2015.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of June 30, 2015, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $82 million as of June 30, 2015, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual commitments—At June 30, 2015, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.7 billion, which includes $331 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets, $659 million for contributions to North Dakota Pipeline Company LLC and $116 million for contributions to Illinois Extension Pipeline. See Note 4 for additional information on our investments in the SAX project. See Note 14 for additional information on the contingent consideration.

22.	Subsequent Events
On July 11, 2015, MPLX and MarkWest Energy Partners, L.P. (“MWE”) entered into a definitive merger agreement whereby MWE would become a wholly owned subsidiary of MPLX. Under the terms of the agreement, each common unit of MWE issued and outstanding will be converted into the right to receive 1.09 common units of MPLX representing limited partner interests in MPLX, plus a one-time cash payment to MWE unitholders. As of the close of trading on Friday, July 10, 2015, the implied total enterprise value for MWE was approximately $20 billion, including the assumption of debt of approximately $4.2 billion. MPC would contribute $675 million of cash to MPLX to fund the one-time cash payment. The transaction between MPLX and MWE, which is subject to approval by MWE unitholders and to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2015. Following completion of the transaction, we expect to continue to consolidate MPLX’s financial results.

The combination of MarkWest and MPLX defers the need for the recently proposed sale of MPC's marine business to MPLX in 2015. As a result, that transaction has been indefinitely postponed.

In July 2015, a purported class action lawsuit asserting claims challenging the proposed merger of MPLX and MWE was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MWE. The lawsuit alleges that the individual members of the board of directors of MarkWest Energy GP, L.L.C. the general partner of MWE, breached their fiduciary and/or contractual duties to the unitholders of MWE and that MPLX, MPC and Sapphire Holdco LLC, a subsidiary of MPLX, aided and abetted those breaches. The complaint seeks to enjoin the proposed merger or, if the merger is consummated, to rescind the transaction or recover rescission damages. The lawsuit also seeks an accounting and recovery of attorneys’ fees, experts’ fees, and other litigation costs. We believe the allegations in the complaint are without merit.

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
We have two strong retail brands: Speedway® and Marathon®. We believe that Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,760 convenience stores in 22 states throughout the Midwest, East Coast and Southeast. The Marathon brand is an established motor fuel brand in the Midwest and Southeast regions of the United States, and is available through approximately 5,500 retail outlets operated by independent entrepreneurs in 19 states.
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

•	Speedway—sells transportation fuels and convenience merchandise in the retail market in the Midwest, East Coast and Southeast regions of the United States.

•
Pipeline Transportation—transports crude oil and other feedstocks to our refineries and other locations, delivers refined products to wholesale and retail market areas and includes the aggregated operations of MPLX.

Executive Summary
Results
Select results for the three and six months ended June 30, 2015 and 2014 are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Income from Operations by segment
Refining & Marketing	$1,206	$1,260	$2,522	$1,622
Speedway	127	94	295	152
Pipeline Transportation	79	81	146	153
Net income attributable to MPC	$826	$855	$1,717	$1,054
Net income attributable to MPC per diluted share	$1.51	$1.48	$3.14	$1.80
Net income attributable to MPC was $826 million, or $1.51 per diluted share, in the second quarter and $1.72 billion, or $3.14 per diluted share, in the first six months of 2015 compared to $855 million, or $1.48 per diluted share, and $1.05 billion, or $1.80 per diluted share, for the same periods of 2014.
Refining & Marketing segment income from operations decreased $54 million in the second quarter and increased $900 million in the first six months of 2015 compared to the same periods of 2014. The decrease in the second quarter was primarily due to a $1.18 per barrel decrease in gross margin, resulting from less favorable product price realizations compared to the spot market reference prices and less favorable crude oil acquisition costs relative to benchmark Light Louisiana Sweet crude oil. Results were also affected by a charge of $46 million to recognize estimated costs for compliance with the recently proposed renewable fuel standards for 2014 and 2015, particularly those for bio-mass based diesel and advanced biofuels. These decreases were almost completely offset by the favorable effects that market structure had on crude oil acquisition prices and lower direct operating costs. The higher year to date results were primarily due to higher U.S. Gulf Coast (“USGC”) crack spreads and lower turnaround and other direct operating costs.
Speedway segment income from operations increased $33 million in the second quarter and $143 million in the first six months of 2015 compared to the same periods of 2014. The increases in both periods were primarily the result of higher merchandise and light product margins and the addition of newly acquired locations, partially offset by higher operating and administrative expenses.
Pipeline Transportation segment income from operations decreased $2 million in the second quarter and $7 million in the first six months of 2015 compared to the same periods of 2014, primarily due to lower equity affiliate income and increases in various operating expenses, partially offset by increases in pipeline transportation revenue reflecting higher crude and refined product throughput across the system.
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
The following table summarizes the cash distributions we received from MPLX during the first six months of 2015 and 2014.

	Six Months Ended June 30,
(In millions)	2015	2014
Cash distributions received from MPLX:
General partner distributions, including incentive distribution rights	$6	$1
Limited partner distributions	45	35
Total	$51	$36

The market value of the 19,980,619 MPLX common units and 36,951,515 MPLX subordinated units we owned at June 30, 2015 was $4.1 billion based on the June 30, 2015 closing unit price of $71.38. Over time, we believe there will be substantial value attributable to our general partnership interests.
On July 21, 2015, MPLX declared a quarterly cash distribution of $0.4400 per unit, totaling $42 million. This distribution will be paid on August 14, 2015. MPC’s portion of this cash distribution is approximately $31 million. As a result, upon payment of the second-quarter distribution, the financial tests required for conversion of all of the MPLX subordinated units, which are owned by a subsidiary of MPC, will have been met. Accordingly, the subordinated units will convert into common units on a one-for-one basis effective Aug. 17, 2015, the first business day following the payment of the second quarter distribution.
On July 11, 2015, MPLX and MarkWest Energy Partners, L.P. (“MWE”) entered into a definitive merger agreement whereby MWE would become a wholly owned subsidiary of MPLX. Under the terms of the agreement, each common unit of MWE issued and outstanding will be converted into the right to receive 1.09 common units of MPLX representing limited partner interests in MPLX, plus a one-time cash payment to MWE unitholders. As of the close of trading on Friday, July 10, 2015, the implied total enterprise value for MWE was approximately $20 billion, including the assumption of debt of approximately $4.2 billion. MPC would contribute $675 million of cash to MPLX to fund the one-time cash payment. The transaction between MPLX and MWE, which is subject to approval by MWE unitholders and to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2015. Following completion of the transaction, we expect to continue to consolidate MPLX’s financial results.
The combination of MWE and MPLX defers the need for the recently proposed sale of MPC's marine business to MPLX in 2015. As a result, that transaction has been indefinitely postponed.
On February 12, 2015, MPLX completed a public offering of $500 million aggregate principal amount of MPLX Senior Notes. See Note 16 to the unaudited consolidated financial statements for more information.
Acquisitions and Investments
On September 30, 2014, we acquired from Hess all of its retail locations, transport operations and shipper history on various pipelines, including approximately 40,000 barrels per day on Colonial Pipeline for $2.82 billion. We refer to these assets as “Hess’ Retail Operations and Related Assets” and substantially all of these assets are part of our Speedway segment. This acquisition significantly expands our Speedway presence from nine to 22 states throughout the East Coast and Southeast and is aligned with our strategy to grow higher-valued, stable cash flow businesses. This acquisition also enables us to further leverage our integrated refining and transportation operations, providing an outlet for an incremental 200 thousand barrels per day (“mbpd”) of assured sales from our refining system. The transaction was funded with a combination of debt and available cash. Our financial results and operating statistics for the periods prior to the acquisition do not include amounts for Hess’ Retail Operations and Related Assets. See Note 4 to the unaudited consolidated financial statements for additional information on this acquisition.
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.’s SAX pipeline through our investment in Illinois Extension Pipeline. During the six months ended June 30, 2015, we made contributions of $94 million to Illinois Extension Pipeline to fund our portion of the construction costs for the SAX project. We have contributed $214 million since project inception. See Note 21 to the unaudited consolidated financial statements for information regarding our future contributions to the SAX pipeline project.
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
Share Repurchases and Dividends
Since January 1, 2012, we have repurchased a total of $6.89 billion of our common stock, leaving $1.11 billion available for repurchases as of June 30, 2015. On July 29, 2015, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2017, bringing the total share repurchase authorizations to $10.0 billion. See Note 8 to the unaudited consolidated financial statements.
On July 29, 2015, our board of directors approved a dividend of $0.32 per share on common stock, a 28 percent increase in its quarterly dividend over the first quarter of 2015, after adjusting to reflect the two-for-one stock split that occurred in the second quarter. The dividend is payable September 10, 2015, to shareholders of record as of the close of business on August 19, 2015.

Liquidity
As of June 30, 2015, we had cash and cash equivalents of $1.88 billion, an unused $2.5 billion revolving credit agreement, and $1.2 billion of availability under our $1.3 billion trade receivables securitization facility based on eligible trade receivables. At June 30, 2015, MPLX had no borrowings and no letters of credit outstanding under its $1 billion credit agreement.
Employees
New collective bargaining agreements for the hourly refinery workers at our Canton, Catlettsburg and Texas City refineries were ratified in March and April, 2015. The agreements for Canton and Catlettsburg are scheduled to expire on January 31, 2019, and the agreement for Texas City is scheduled to expire on March 31, 2019. The labor agreement for our Galveston Bay refinery was ratified on June 23, 2015 and will expire on January 31, 2019.
Stock Split
On April 29, 2015, our Board of Directors approved a two-for-one stock split in the form of a stock dividend, which was distributed on June 10, 2015 to shareholders of record at the close of business on May 20, 2015. The total number of authorized common shares and common stock par value remained unchanged. All historical share and per share data included in this report has been retroactively restated on a post-split basis.
The above discussion contains forward-looking statements with respect to the impact of the acquisition of Hess’ Retail Operations and Related Assets, the proposed transaction between MPLX and MWE, the estimated construction costs and completion of the SAX pipeline project and the share repurchase authorizations. Factors that could affect the impact of the acquisition of Hess’ Retail Operations and Related Assets include, but are not limited to, our ability to successfully integrate the acquired Hess retail operations and achieve the strategic and other expected objectives related to the acquisition. Factors that could affect the proposed transaction between MPLX and MWE include, but are not limited to, the ability of MPLX and MWE to complete the proposed transaction on anticipated terms and timetable, the ability to obtain approval of the proposed transaction by the unitholders of MWE and satisfy other conditions to the closing of the transaction contemplated by the merger agreement, the ability to obtain governmental approvals of the proposed transaction based on the proposed terms and schedule, and any conditions imposed on the combined company in connection with consummation of the proposed transaction. Factors that could affect the estimated construction costs, timing and completion of the SAX pipeline project, include, but are not limited to, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third party approvals and other risks customarily associated with construction projects. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

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

Refined product prices have historically moved relative to international crude oil prices like Brent crude. In recent years, domestic U.S. crude oils, such as West Texas Intermediate (“WTI”) and LLS, traded at prices less than Brent due to the growth in U.S. crude oil production, logistical constraints and other market factors. These price discounts compared to Brent favorably impacted the LLS 6-3-2-1 crack spread. During the first half of 2013, WTI traded at prices significantly less than Brent and LLS, which favorably impacted our Refining & Marketing gross margin. The differential between WTI and LLS significantly narrowed during the second half of 2013 with a further narrowing broadly continuing until late 2014. Since late 2014, LLS has seen volatile differentials to both WTI and Brent. The spread between domestic crude oils and Brent could narrow further if there is a change in existing U.S. energy policy regarding crude oil exports, or if low crude oil prices reduce U.S. crude oil production growth substantially. If either were to occur, it could reduce our Refining & Marketing gross margin.
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

Refining & Marketing segment income from operations is also affected by changes in refinery direct operating costs, which include turnaround and major maintenance, depreciation and amortization and other manufacturing expenses. Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. Costs for planned turnaround, major maintenance and engineering projects are expensed in the period incurred. We had significantly less planned turnaround and major maintenance activities at our Galveston Bay, Texas and Robinson, Illinois refineries during the first six months of 2015 compared to same period in 2014.
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
The gross margin on merchandise sold at convenience stores historically has been less volatile and has contributed substantially to Speedway’s gross margin. Speedway’s convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items. Approximately two-thirds of Speedway’s gross margin was derived from merchandise sales in the second quarter of 2015 which is consistent with the same period of 2014. For the first six months of 2015, approximately half of Speedway’s gross margin was derived from merchandise sales compared to two-thirds in the same period of 2014. This change is the result of higher light product gross margins during the first six months of 2015 and the effects of the recently acquired Hess convenience stores.
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

Results of Operations
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2015	2014	Variance	2015	2014	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$20,537	$26,844	$(6,307)	$37,728	$50,129	$(12,401)
Income from equity method investments	20	57	(37)	35	92	(57)
Net gain (loss) on disposal of assets	(1)	11	(12)	4	12	(8)
Other income	25	21	4	54	45	9
Total revenues and other income	20,581	26,933	(6,352)	37,821	50,278	(12,457)
Costs and expenses:
Cost of revenues (excludes items below)	16,366	23,096	(6,730)	29,410	43,636	(14,226)
Purchases from related parties	82	130	(48)	158	289	(131)
Consumer excise taxes	1,939	1,599	340	3,771	3,114	657
Depreciation and amortization	362	325	37	725	645	80
Selling, general and administrative expenses	393	316	77	751	662	89
Other taxes	104	98	6	201	202	(1)
Total costs and expenses	19,246	25,564	(6,318)	35,016	48,548	(13,532)
Income from operations	1,335	1,369	(34)	2,805	1,730	1,075
Net interest and other financial income (costs)	(64)	(48)	(16)	(145)	(94)	(51)
Income before income taxes	1,271	1,321	(50)	2,660	1,636	1,024
Provision for income taxes	432	457	(25)	918	565	353
Net income	839	864	(25)	1,742	1,071	671
Less net income attributable to noncontrolling interests	13	9	4	25	17	8
Net income attributable to MPC	$826	$855	$(29)	$1,717	$1,054	$663
Net income attributable to MPC decreased $29 million in the second quarter and increased $663 million in the first six months of 2015 compared to the same periods of 2014, primarily due to our Refining & Marketing segment income from operations, which decreased $54 million in the second quarter and increased $900 million in the first six months compared to the same periods of 2014. Additionally, our Speedway segment income increased $33 million in the second quarter and $143 million in the first six months. The decrease for the Refining & Marketing segment in the second quarter was primarily due to a $1.18 per barrel decrease in gross margin, resulting from less favorable product price realizations compared to the spot market reference prices and less favorable crude oil acquisition costs relative to benchmark Light Louisiana Sweet crude oil. Results were also affected by a charge of $46 million to recognize increased estimated costs for compliance with the recently proposed renewable fuel standards for 2014 and 2015, particularly those for bio-mass based diesel and advanced biofuels. These decreases were almost completely offset by the favorable effects that market structure had on crude oil acquisition prices and lower direct operating costs. The year to date increase was primarily due to higher USGC crack spreads and lower turnaround and other direct operating costs. The increases in Speedway segment income for both periods were primarily the result of higher merchandise and light product margins and the addition of newly acquired locations, partially offset by higher operating and administrative expenses.
Sales and other operating revenues (including consumer excise taxes) decreased $6.31 billion in the second quarter and $12.40 billion in the first six months of 2015 compared to the same periods of 2014. The decreases were primarily due to lower refined product sales prices partially offset by increases in refined product sales volumes. For the second quarter and first six months of 2015, average refined product sales prices decreased $1.00 per gallon and $1.07 per gallon, respectively, and refined product sales volumes increased 184 mbpd and 233 mbpd, respectively.

Income from equity method investments decreased $37 million in the second quarter and $57 million in the first six months of 2015 compared to the same periods of 2014, primarily due to decreases in income from our ethanol affiliates of $27 million and $45 million, respectively, and decreases in income from LOOP of $11 million for both periods. The decreased results from our ethanol affiliates was mainly due to lower ethanol prices.
Net gain on disposal of assets decreased $12 million in the second quarter and $8 million in the first six months of 2015 compared to the same periods of 2014, primarily due to the sale of two terminals in the second quarter of 2014 compared to the sale of one terminal in the first quarter of 2015.
Other income increased $4 million in the second quarter and $9 million in the first six months of 2015 compared to the same periods of 2014, primarily due to an $11 million impairment of an investment in a company accounted for using the cost method in the second quarter of 2014, offset by gains on the sales of excess Renewable Identification Numbers (“RINs”) in the second quarter and first six months of 2015.
Cost of revenues decreased $6.73 billion in the second quarter and $14.23 billion in the first six months of 2015 compared to the same periods of 2014. The decreases were primarily due to:

•
decreases in refined product cost of sales of $6.92 billion and $14.32 billion, respectively, primarily due to decreases in raw material costs, partially offset by increases in refined product sales volumes; and

•
decreases in refinery direct operating costs, including costs associated with significant planned turnaround activity, of $131 million, or $1.17 per barrel of total refinery throughput, and $633 million, or $2.58 per barrel of total refinery throughput, respectively.

Purchases from related parties decreased $48 million in the second quarter and $131 million in the first six months of 2015 compared to the same periods of 2014, primarily due to:

•	decreases in prices and volumes for ethanol purchases from TAME, TACE, and TAAE of $51 million for the second quarter and $79 million in the first six months of 2015; and

•	increase in volume purchased from LOOP and Centennial of $3 million in the second quarter and a decrease of $46 million in the first six months of 2015.
Depreciation and amortization increased $37 million in the second quarter and $80 million in the first six months of 2015 compared to the same periods of 2014, primarily due to depreciation of the assets acquired from Hess by our Speedway segment and projects placed into service in the Refining & Marketing segment.
Selling, general and administrative expenses increased $77 million in the second quarter and $89 million in the first six months of 2015 compared to the same periods of 2014 primarily due to increases in employee benefit costs, contract services and additional expenses related to the convenience stores acquired from Hess. These increases in the first six months were partially offset by decreased pension settlement expenses of $67 million.
Other taxes increased $6 million in the second quarter and decreased $1 million in the first six months of 2015 compared to the same periods of 2014. In the second quarter and first six months of 2015, property taxes increased, primarily attributable the Hess convenience stores acquired in September 2014, partially offset by decreases in sales and use taxes resulting from decreased maintenance work at various refineries. In the first six months, this net increase was offset by tax credits received in the first quarter of 2015.
Net interest and other financial costs increased $16 million in the second quarter and $51 million in the first six months of 2015 compared to the same periods of 2014 primarily due to increased borrowings on the MPC senior notes, MPLX revolver and the MPLX and MPC term loans. The MPC senior notes and term loan were used to fund the acquired Hess convenience stores in September 2014 and the MPLX revolver and term loans were used to fund its acquisitions of additional interest in Pipeline Holdings.
Provision for income taxes decreased $25 million in the second quarter and increased $353 million in the first six months of 2015 compared to the same periods of 2014, primarily due to a decrease of $50 million in income before income taxes in the second quarter and an increase of $1.02 billion in income before taxes for the first six months. The effective tax rates for the second quarter of both 2015 and 2014 are equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.

Segment Results
Revenues
Revenues, including intersegment sales, are summarized by segment in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Refining & Marketing	$18,617	$25,507	$33,994	$47,550
Speedway	5,331	3,909	9,862	7,368
Pipeline Transportation	164	150	314	296
Segment revenues	$24,112	$29,566	$44,170	$55,214
Items included in both revenues and costs:
Consumer excise taxes	$1,939	$1,599	$3,771	$3,114
Refining & Marketing segment revenues decreased $6.89 billion in the second quarter and $13.56 billion in the first six months of 2015 compared to the same periods of 2014. The decreases were primarily due to decreases in refined product sales prices, partially offset by an increase in refined product sales volumes. The table below shows our Refining & Marketing segment refined product sales volumes, sales destined for export and average sales prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day)(a)	2,329	2,145	2,281	2,048
Refined product sales destined for export (thousands of barrels per day)	330	298	307	260
Average refined product sales prices (dollars per gallon)	$1.98	$2.98	$1.86	$2.93

(a)	Includes intersegment sales and sales destined for export.
The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per gallon)	2015	2014	2015	2014
Chicago spot unleaded regular gasoline	$1.89	$2.89	$1.69	$2.79
Chicago spot ultra-low sulfur diesel	1.81	2.96	1.74	2.98
USGC spot unleaded regular gasoline	1.85	2.80	1.69	2.73
USGC spot ultra-low sulfur diesel	1.83	2.92	1.76	2.92
Refining & Marketing intersegment sales to our Speedway segment increased $835 million in the second quarter and $1.34 billion in the first six months of 2015 compared to the same periods of 2014. The increases in intersegment refined product sales volumes were primarily due to the acquisition of convenience stores from Hess, partially offset by lower refined product sales prices. The table below shows our Refining & Marketing intersegment sales to our Speedway segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$3,425	$2,590	$6,158	$4,823
Refined product sales volumes (millions of gallons)	1,473	773	2,861	1,496
Average refined product sales prices (dollars per gallon)	$2.32	$3.34	$2.15	$3.21

Speedway segment revenues increased $1.42 billion in the second quarter and $2.49 billion in the first six months of 2015 compared to the same periods of 2014, primarily due to increases in gasoline and distillate sales of $971 million and $1.64 billion, respectively, and increases in merchandise sales of $434 million and $823 million, respectively. The increases in gasoline and distillate sales were primarily due to volume increases of 708 million gallons and 1.37 billion gallons, respectively, primarily due to increases in the number of convenience stores resulting from the acquisition of convenience stores from Hess on September 30, 2014, partially offset by a decrease in average gasoline and distillate selling prices of $1.07 per gallon and $1.08 per gallon, respectively. The increase in merchandise sales was primarily due to an increase in the number of convenience stores.
The following table includes certain revenue statistics for the Speedway segment and includes results of the convenience stores acquired from Hess on September 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Convenience stores at period-end	2,755	1,492
Gasoline & distillate sales (millions of gallons)	1,514	806	2,946	1,579
Average gasoline & distillate sales prices (dollars per gallon)	$2.59	$3.66	$2.45	$3.53
Merchandise sales (in millions)	$1,264	$830	$2,375	$1,552
Same store gasoline sales volume (period over period)(b)	(0.2%)	(1.5%)	(0.7%)	(1.1%)
Same store merchandise sales (period over period)(a)(b)	4.6%	4.6%	5.4%	4.9%

(a)	Excludes cigarettes.

(b)	Same store comparison includes only locations owned at least 13 months, and therefore excludes locations acquired from Hess.
Pipeline Transportation segment revenue increased $14 million in the second quarter and $18 million in the first six months of 2015 compared to the same periods of 2014, primarily due to higher average tariffs received on crude oil and refined products shipped and higher throughput volumes. Crude oil pipeline throughput volumes increased 91 mbpd in the second quarter and 71 mbpd for the six months and refined products pipeline throughput volumes increased 70 mbpd and 68 mbpd, respectively.
The following table includes throughput volumes for the Pipeline Transportation segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pipeline Throughputs (thousands of barrels per day):(a)
Crude oil pipelines	1,385	1,294	1,304	1,233
Refined products pipelines	941	871	913	845
Total	2,326	2,165	2,217	2,078

(a)	On owned common-carrier pipelines, excluding equity method investments.

Income from Operations
Income before income taxes and income from operations by segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Income from Operations by segment
Refining & Marketing	$1,206	$1,260	$2,522	$1,622
Speedway	127	94	295	152
Pipeline Transportation(a)	79	81	146	153
Items not allocated to segments:
Corporate and other unallocated items(a)	(76)	(61)	(156)	(128)
Pension settlement expenses	(1)	(5)	(2)	(69)
Income from operations	1,335	1,369	2,805	1,730
Net interest and other financial income (costs)	(64)	(48)	(145)	(94)
Income before income taxes	$1,271	$1,321	$2,660	$1,636

(a)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.
Refining & Marketing segment income from operations decreased $54 million in the second quarter and increased $900 million in the first six months of 2015 compared to the same periods of 2014. The decrease in the second quarter was primarily due to a $1.18 per barrel decrease in gross margin, resulting from less favorable product price realizations compared to the spot market reference prices and less favorable crude oil acquisition costs relative to benchmark Light Louisiana Sweet crude oil. Results were also affected by a charge of $46 million to recognize increased estimated costs for compliance with the recently proposed renewable fuel standards for 2014 and 2015, particularly those for bio-mass based diesel and advanced biofuels. These decreases were almost completely offset by the favorable effects that market structure had on crude oil acquisition prices and lower direct operating costs. The year to date increase was primarily due to higher USGC crack spreads and lower turnaround and other direct operating costs.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per barrel)	2015	2014	2015	2014
Chicago LLS 6-3-2-1 crack spread(a)(b)	$10.56	$11.90	$9.78	$10.38
USGC LLS 6-3-2-1 crack spread(a)	10.05	9.48	10.09	8.40
Blended 6-3-2-1 crack spread(a)(c)	10.24	10.40	9.97	9.15
LLS	62.94	105.55	57.96	104.93
WTI	57.95	102.99	53.34	100.84
LLS—WTI crude oil differential(a)	4.99	2.56	4.62	4.09
Sweet/Sour crude oil differential(a)(d)	4.92	6.39	5.99	7.29

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 38 percent/62 percent based on our refining capacity by region.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Based on the market indicators above and our refinery throughputs, we estimate the following impacts on Refining & Marketing segment income from operations for the second quarter and first six months of 2015 compared to the same periods of 2014:

•
The USGC LLS 6-3-2-1 crack spread increased $0.57 per barrel for the second quarter and $1.69 per barrel for the first six months, which had a positive impact on segment income of $127 million for the second quarter and $513 million for the first six months.

•
The Chicago LLS 6-3-2-1 crack spread decreased $1.34 per barrel for the second quarter which had a negative impact on segment income of $41 million for the second quarter. The spread decreased $0.60 per barrel for the first six months, however, volume increases offset the narrowing crack spread resulting in a positive impact on segment income of $37 million for the first six months.

•
The sweet/sour crude oil differential decreased by $1.47 per barrel for the second quarter and $1.30 per barrel for the first six months which had a negative impact on segment income of $88 million for the second quarter and $33 million for the first six months. In both periods, the narrowing differentials were partially offset by increased volumes.

•
The LLS-WTI crude oil differential increased $2.43 per barrel for the second quarter and $0.53 per barrel for the first six months had a positive impact on segment income of $93 million for the second quarter and $67 million for the first six months.

The above market indicators use spot market values and an estimated mix of crude purchases and product sales. Differences in our results compared to these market indicators, including product price realizations, mix and crude costs as well as other items like refinery yields and other feedstock variances, had estimated negative impacts on Refining & Marketing segment income of $458 million for the second quarter and $565 million for the first six months of 2015 compared to the same periods of 2014.
The following table summarizes our refinery throughputs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,789	1,674	1,731	1,563
Other charge and blendstocks	162	158	171	178
Total	1,951	1,832	1,902	1,741
Sour crude oil throughput percent	55	54	55	52
WTI-priced crude oil throughput percent	19	17	20	19

Crude oil throughputs increased 115 mbpd in the second quarter and 168 mbpd in the first six months of 2015 compared to the same periods of 2014, primarily due to higher planned turnaround and major maintenance activity at the Robinson refinery in the second quarter of 2014 and the Galveston Bay refinery in the first six months of 2014.

The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Refining & Marketing gross margin (dollars per barrel)(a)	$14.84	$16.02	$15.47	$15.28
Refinery direct operating costs (dollars per barrel):(b)
Planned turnaround and major maintenance	$0.66	$0.94	$0.73	$1.98
Depreciation and amortization	1.33	1.39	1.38	1.47
Other manufacturing(c)	3.94	4.77	4.08	5.32
Total	$5.93	$7.10	$6.19	$8.77

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)	Per barrel of total refinery throughputs.

(c)	Includes utilities, labor, routine maintenance and other operating costs.
Refinery direct operating costs decreased $1.17 per barrel in the second quarter and $2.58 per barrel in the first six months of 2015 compared to the same periods of 2014, reflecting decreases in planned turnaround and major maintenance costs of $0.28 per barrel and $1.25 per barrel, respectively, and decreases in other manufacturing costs of $0.83 per barrel and $1.24 per barrel, respectively. The decreases in planned turnaround and major maintenance costs were primarily attributable to significant turnaround costs incurred by the Robinson refinery in the second quarter of 2014 and the Galveston Bay refinery in the first six months of 2014. The decreases in other manufacturing costs were primarily attributable to lower costs for energy, catalyst and routine maintenance.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with purchased RINs increased to $75 million in the second quarter and $117 million in the first six months of 2015 from $22 million in the second quarter and $93 million in the first six months of 2014, primarily due to $46 million charge in the second quarter to recognize increased estimated costs for compliance with the recently proposed renewable fuel standards for 2014 and 2015, particularly those for bio-mass based diesel and advanced biofuels. For the first six months, this increase was partially offset by lower average costs of biodiesel RINs.
The following table includes margin statistics for the Speedway segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gasoline & distillate gross margin (dollars per gallon)(a)	$0.1351	$0.1282	$0.1652	$0.1220
Merchandise gross margin (in millions)	$359	$224	$670	$416
Merchandise gross margin percent	28.5%	27.1%	28.2%	26.8%

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.
Speedway segment income from operations increased $33 million in the second quarter and $143 million in the first six months of 2015 compared to the same periods of 2014. The increases in segment income were primarily due to increases in our merchandise gross margin of $135 million and $254 million, respectively, and increases in our gasoline and distillate gross margin of $101 million, or $0.0069 per gallon, and $294 million, or $0.0432 per gallon, respectively, partially offset by higher operating and administrative expenses. Merchandise, gasoline and distillate gross margins along with operating and administrative expenses were higher primarily due to the results of the acquired convenience stores from Hess.
Pipeline Transportation segment income from operations decreased $2 million in the second quarter and $7 million in the first six months of 2015 compared to the same periods of 2014, primarily due to lower equity affiliate income and increases in various operating expenses, partially offset by an increase in pipeline transportation revenue reflecting higher crude and refined product throughput across the system.
Corporate and other unallocated items increased $15 million in the second quarter of 2015, largely due to increased annual pension expense resulting from updates to actuarial estimates. In addition, for the first six months of 2015, the $28 million increase also reflected lower allocated employee benefit costs.

We recorded pretax pension settlement expenses of $1 million in the second quarter and $2 million in the first six months of 2015 compared to $5 million in the second quarter and $69 million in the first six months of 2014 resulting from the level of employee lump sum retirement distributions that occurred during those periods.
Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $1.88 billion at June 30, 2015 compared to $1.49 billion at December 31, 2014. Net cash provided by (used in) operating activities, investing activities and financing activities for the first six months of 2015 and 2014 are presented in the following table.

	Six Months Ended June 30,
(In millions)	2015	2014
Net cash provided by (used in):
Operating activities	$2,184	$1,644
Investing activities	(856)	(681)
Financing activities	(941)	(1,130)
Total	$387	$(167)

Net cash provided by operating activities increased $540 million in the first six months of 2015 compared to the first six months of 2014 primarily due to an increase in net income of $671 million, partially offset by an unfavorable change in working capital of $200 million. Changes in working capital were a net $292 million use of cash in the first six months of 2015 compared to a net $92 million use of cash in the first six months of 2014. The net $292 million use of cash in the first six months of 2015 was primarily due to a decrease in accounts payable and accrued liabilities, partially offset by decreases in current receivables and inventory. The above changes in working capital exclude changes in short-term debt. Changes from December 31, 2014 to June 30, 2015 per the consolidated balance sheets were as follows:

•	Accounts payable decreased $436 million from year-end 2014, primarily due to lower crude oil prices.

•	Current receivables decreased $182 million from year-end 2014, primarily due to lower refined product and crude oil prices.

•	Inventories decreased $102 million from year-end 2014, primarily due to decreases in crude oil and refined product inventory volumes.
The net $92 million use of cash from working capital changes in the first six months of 2014 was primarily due to increases in inventories and current receivables, partially offset by an increase in accounts payable. Changes from December 31, 2013 to June 30, 2014 per the consolidated balance sheets were as follows:

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
Net cash used in investing activities was $175 million higher in the first six months of 2015 compared to the first six months of 2014, primarily due to an increase in additions to property, plant and equipment, partially offset by a decrease in acquisitions and investments in affiliates.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(In millions)	2015	2014
Additions to property, plant and equipment per consolidated statements of cash flows	$764	$569
Non-cash additions to property, plant and equipment	4	4
Acquisitions	—	27
Asset retirement expenditures	—	1
Decrease in capital accruals	(20)	(31)
Total capital expenditures	748	570
Investments in equity method investees	149	164
Total capital expenditures and investments	$897	$734

Capital expenditures and investments are summarized by segment below.

	Six Months Ended June 30,
(In millions)	2015	2014
Refining & Marketing	$436	$413
Speedway	145	76
Pipeline Transportation	238	194
Corporate and Other(a)	78	51
Total	$897	$734

(a)	Includes capitalized interest of $16 million and $13 million for the six months ended June 30, 2015 and 2014, respectively.
Net cash used for additions to property, plant and equipment increased $195 million for the first six months of 2015 compared to the first six months of 2014, primarily due to increases in capital expenditures in our Speedway and Pipeline Transportation segments. The increase in capital expenditures for our Speedway segment is primarily due to the conversion of convenience stores acquired from Hess in September 2014. The increase in capital expenditures for our Pipeline Transportation segment primarily reflects increased spending on the Robinson butane cavern, Patoka tank farm expansion and Cornerstone pipeline projects. Net cash used in equity method investments decreased $16 million for the first six months of 2015 compared to the first six months of 2014, primarily due to our acquisition of an additional seven percent interest in Explorer for $77 million and contributions to North Dakota Pipeline of $75 million to fund our portion of the Sandpiper pipeline project in the first six months of 2014, as compared to our contributions to Illinois Extension Pipeline of $94 million to fund the SAX pipeline project and $44 million to North Dakota Pipeline to fund our portion of the Sandpiper pipeline project in the first six months of 2015.
Financing activities were a net $941 million use of cash in the first six months of 2015 compared to a net $1.13 billion use of cash in the first six months of 2014. The uses of cash for both periods included common stock repurchases under our share repurchase authorizations and dividend payments offset by sources of cash from net borrowing activity. In addition, in the first six months of 2015, uses of cash also included a significant portion of the contingent consideration payment to the seller of the Galveston Bay refinery.
Long-term debt borrowings and repayments were a net $101 million source of cash in the first six months of 2015 compared to a net $244 million source of cash in the first six months of 2014. During the first six months of 2015, MPLX used proceeds from its $500 million of MPLX Senior Notes to repay $385 million outstanding under the MPLX Credit Agreement. During the first six months of 2014, MPLX borrowed $270 million under its revolving credit facility to fund MPLX’s acquisition of an additional interest in Pipe Line Holdings.

Cash used in common stock repurchases decreased $531 million in the first six months of 2015 compared to the first six months of 2014. The table below summarizes our total share repurchases for these periods. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase authorizations.

	Six Months Ended June 30,
(In millions, except per share data)	2015	2014
Number of shares repurchased	12	26
Cash paid for shares repurchased	$617	$1,148
Effective average cost per delivered share	$49.75	$43.91
Cash used in dividend payments increased $27 million in the first six months of 2015 compared to the first six months of 2014, primarily due to an $0.08 per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments were $0.50 per common share in the first six months of 2015 compared to $0.42 per common share in the first six months of 2014.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $5.58 billion at June 30, 2015 consisting of:

	June 30, 2015
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Revolving credit agreement(a)	$2,500	$—	$2,500
Trade receivables securitization facility(b)	1,203	—	1,203
Total	$3,703	$—	$3,703
Cash and cash equivalents			1,881
Total liquidity			$5,584

(a)	Excludes MPLX’s $1 billion revolving credit agreement, which had $1 billion available as of June 30, 2015.

(b)
Availability under our $1.3 billion trade receivables securitization facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products. As of July 31, 2015, eligible trade receivables supported borrowings of $906 million.

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
The MPC term loan agreement (the “Term Loan Agreement”), MPC Credit Agreement and MPLX Credit Agreement contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the Term Loan Agreement and the MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the Term Loan Agreement and the MPC Credit Agreement) of no greater than 0.65 to 1.00. As of June 30, 2015, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.30 to 1.00, as well as the other covenants contained in the Term Loan Agreement and the MPC Credit Agreement.
The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of June 30, 2015, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.1 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.

Our intention is to maintain an investment grade credit profile. As of June 30, 2015, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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
Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 35 percent at June 30, 2015 and 37 percent at December 31, 2014.

(In millions)	June 30, 2015	December 31, 2014
Long-term debt due within one year	$780	$27
Long-term debt	5,918	6,575
Total debt	$6,698	$6,602
Calculation of debt-to-total-capital ratio:
Total debt	$6,698	$6,602
Total equity	12,290	11,390
Total capital	$18,988	$17,992
Debt-to-total-capital ratio	35%	37%
Capital Requirements
We have a capital and investment budget for 2015 of $2.53 billion, excluding capitalized interest. This budget also does not include the $675 million contribution to MPLX in connection with the pending merger with MWE. The budget includes spending on refining, retail marketing, transportation, logistics and brand marketing projects as well as amounts designated for corporate activities. During the six months ended June 30, 2015, our capital expenditures and investments were $881 million, excluding capitalized interest. There have been no material changes to our 2015 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2014 was filed. We continuously evaluate our capital budget and make changes as conditions warrant.
During 2014, we worked on a front-end engineering and design study and procured certain long lead time items for a residual fuel hydrocracker project at our Garyville refinery, with estimated total costs of $2.2 billion to $2.5 billion, intended to increase margins by upgrading residual fuel to ULSD and gas oil. We are deferring a final investment decision on this project as we further evaluate the implications of current market conditions on the project. As of June 30, 2015, we have capitalized $136 million of costs associated with this project. If a decision is made to not pursue this project, there could be a future impairment of the costs incurred for the project.

Pursuant to the purchase and sale agreement for the Galveston Bay Refinery and Related Assets, we may be required to pay the seller a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. In June 2015 and July 2014, we paid $189 million and $180 million for the first and second year’s contingent earnout, respectively. We currently estimate the fair value of the remaining payments to be $307 million. See Note 14 to the unaudited consolidated financial statements.
Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through the second quarter of 2015. At June 30, 2015, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of June 30, 2015, our equity investment in Centennial was $36 million and we had a $36 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Note 21 to the unaudited consolidated financial statements for additional information on the debt guarantee.
During the six months ended June 30, 2015, we did not make any contributions to our funded pension plans. While we have no required contributions, we may make additional contributions to our funded pension plans in 2015 depending on the anticipated funding status and plan asset performance.
On July 29, 2015, our board of directors approved a dividend of $0.32 per share on common stock, a 28 percent increase in its quarterly dividend over the first quarter of 2015, after adjusting to reflect the two-for-one stock split that occurred in the second quarter. The dividend is payable September 10, 2015, to shareholders of record as of the close of business on August 19, 2015.
During the first six months of 2015, we paid $617 million to acquire 12 million common shares through open market share repurchases. The effective average cost was $49.75 per delivered share. At June 30, 2015, we also had agreements to repurchase additional common shares for $9 million, which were settled in July 2015. As of June 30, 2015, we had $1.11 billion of remaining share repurchase authorization. On July 29, 2015, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2017. See Note 8 to the unaudited consolidated financial statements.
We may utilize various methods to effect additional share repurchases, which could include open market purchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future share repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
The above discussion contains forward-looking statements with respect to a decision on the residual fuel hydrocracker project at our Garyville refinery, the contingent earnout payment to the seller of the Galveston Bay Refinery and Related Assets, the carrying value of our Centennial equity investment, future contributions to our funded pension plans and share repurchases. Forward-looking statements about our capital requirements are based on current expectations, estimates and projections and are not guarantees of future performance. Factors that could cause actual results to differ materially from those included in our forward-looking statements regarding capital requirements include the availability of liquidity, business conditions, a further decline or improvement in the long-term outlook of the potential uses of Centennial’s assets and the pursuit of different strategic alternatives for such assets, market price of our common stock, prices of and demand for crude oil and refinery feedstocks and refined products, actions of competitors, delays in obtaining necessary third-party approvals, changes in labor, materials, and equipment costs and availability, planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects, project cost overruns, disruptions or interruptions of our refining operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.
Contractual Cash Obligations
As of June 30, 2015, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first six months of 2015, our long-term debt commitments increased $154 million. The increase was due to the issuance of MPLX senior notes, partially offset by the repayment of the MPLX Credit Agreement.
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
There have been no other significant changes to our environmental matters and compliance costs during the six months ended June 30, 2015.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2015.
Accounting Standards Not Yet Adopted
As discussed in Note 2 to our Consolidated Financial Statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

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
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2015 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of June 30, 2015
Crude	$(70)	$(174)	$78	$199
Refined products	15	37	(15)	(37)
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2015 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding capital leases, as of June 30, 2015 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of June 30, 2015(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended June 30, 2015(c)
Long-term debt
Fixed-rate	$5,587	$556	n/a
Variable-rate	950	n/a	5

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2015.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2015.
At June 30, 2015, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the Term Loan Agreement and the MPLX term loan agreement. There were no borrowings under the MPLX Credit Agreement as of June 30, 2015. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the Term Loan Agreement and the MPLX Credit Agreement, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2015, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Income from Operations by segment
Refining & Marketing	$1,206	$1,260	$2,522	$1,622
Speedway	127	94	295	152
Pipeline Transportation(a)	79	81	146	153
Items not allocated to segments:
Corporate and other unallocated items(a)	(76)	(61)	(156)	(128)
Pension settlement expenses	(1)	(5)	(2)	(69)
Income from operations	$1,335	$1,369	$2,805	$1,730
Capital Expenditures and Investments(b)
Refining & Marketing	$207	$235	$436	$413
Speedway	100	44	145	76
Pipeline Transportation	157	64	238	194
Corporate and Other(c)	49	20	78	51
Total	$513	$363	$897	$734

(a)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(c)
Includes capitalized interest of $8 million and $7 million for the three months ended June 30, 2015 and 2014, respectively and $16 million and $13 million for the six months ended June 30, 2015 and 2014, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)(b)	2,341	2,154	2,294	2,059
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (thousands of barrels per day)(c)	2,329	2,145	2,281	2,048
Refining & Marketing gross margin (dollars per barrel)(d)	$14.84	$16.02	$15.47	$15.28
Crude oil capacity utilization percent(e)	103	98	100	91
Refinery throughputs (thousands of barrels per day):(f)
Crude oil refined	1,789	1,674	1,731	1,563
Other charge and blendstocks	162	158	171	178
Total	1,951	1,832	1,902	1,741
Sour crude oil throughput percent	55	54	55	52
WTI-priced crude oil throughput percent	19	17	20	19
Refined product yields (thousands of barrels per day):(f)
Gasoline	896	852	904	844
Distillates	631	610	592	562
Propane	38	37	37	36
Feedstocks and special products	331	288	315	255
Heavy fuel oil	28	27	29	28
Asphalt	58	51	53	47
Total	1,982	1,865	1,930	1,772
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.66	$0.94	$0.73	$1.98
Depreciation and amortization	1.33	1.39	1.38	1.47
Other manufacturing(h)	3.94	4.77	4.08	5.32
Total	$5.93	$7.10	$6.19	$8.77
Refining & Marketing Operating Statistics By Region - Gulf Coast
Refinery throughputs (thousands of barrels per day):(i)
Crude oil refined	1,093	1,031	1,062	946
Other charge and blendstocks	172	156	176	183
Total	1,265	1,187	1,238	1,129
Sour crude oil throughput percent	67	67	68	64
WTI-priced crude oil throughput percent	7	2	6	3
Refined product yields (thousands of barrels per day):(i)
Gasoline	511	500	517	494
Distillates	408	390	375	355
Propane	27	25	26	23
Feedstocks and special products	320	270	314	258
Heavy fuel oil	11	16	13	15
Asphalt	14	13	14	10
Total	1,291	1,214	1,259	1,155
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.51	$0.57	$0.65	$2.11
Depreciation and amortization	1.06	1.13	1.10	1.19
Other manufacturing(h)	3.75	4.77	3.87	5.28
Total	$5.32	$6.47	$5.62	$8.58

Supplementary Statistics (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (thousands of barrels per day):(i)
Crude oil refined	696	643	669	617
Other charge and blendstocks	36	45	36	46
Total	732	688	705	663
Sour crude oil throughput percent	36	34	35	34
WTI-priced crude oil throughput percent	39	40	41	43
Refined product yields (thousands of barrels per day):(i)
Gasoline	385	352	387	350
Distillates	223	220	217	207
Propane	13	13	13	14
Feedstocks and special products	54	60	39	47
Heavy fuel oil	18	11	17	13
Asphalt	44	38	39	37
Total	737	694	712	668
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.89	$1.53	$0.82	$1.62
Depreciation and amortization	1.72	1.75	1.78	1.83
Other manufacturing(h)	4.00	4.47	4.24	4.97
Total	$6.61	$7.75	$6.84	$8.42
Speedway Operating Statistics(b)
Convenience stores at period-end	2,755	1,492
Gasoline and distillate sales (millions of gallons)	1,514	806	2,946	1,579
Gasoline and distillate gross margin (dollars per gallon)(j)	$0.1351	$0.1282	$0.1652	$0.1220
Merchandise sales (in millions)	$1,264	$830	$2,375	$1,552
Merchandise gross margin (in millions)	$359	$224	$670	$416
Merchandise gross margin percent	28.5%	27.1%	28.2%	26.8%
Same store gasoline sales volume (period over period)(k)	(0.2%)	(1.5%)	(0.7%)	(1.1%)
Same store merchandise sales (period over period)(k)(l)	4.6%	4.6%	5.4%	4.9%
Pipeline Transportation Operating Statistics
Pipeline throughputs (thousands of barrels per day):(m)
Crude oil pipelines	1,385	1,294	1,304	1,233
Refined products pipelines	941	871	913	845
Total	2,326	2,165	2,217	2,078

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.

(b)	Includes the impact of Hess’ Retail Operations and Related Assets beginning on the September 30, 2014 acquisition date.

(c)	Includes intersegment sales.

(d)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)	Excludes inter-refinery volumes of 46 mbpd and 43 mbpd for the three months ended June 30, 2015 and 2014, respectively, and 41 mbpd and 51 mbpd for the six months ended June 30, 2015 and 2014.

(g)	Per barrel of total refinery throughputs.

(h)	Includes utilities, labor, routine maintenance and other operating costs.

(i)	Includes inter-refinery transfer volumes.

(j)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(k)	Same store comparison includes only locations owned at least 13 months, and therefore excludes locations acquired from Hess.

(l)	Excludes cigarettes.

(m)	On owned common-carrier pipelines, excluding equity method investments.

Part II – Other Information
Item 1. Legal Proceedings

We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Specific matters discussed below are either new proceedings or material developments in proceedings previously reported.

Litigation

In July 2015, a purported class action lawsuit asserting claims challenging the proposed merger of MPLX and MWE was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MWE. The lawsuit alleges that the individual members of the board of directors of MarkWest Energy GP, L.L.C. the general partner of MWE, breached their fiduciary and/or contractual duties to the unitholders of MWE and that MPLX, MPC and Sapphire Holdco LLC, a subsidiary of MPLX, aided and abetted those breaches. The complaint seeks to enjoin the proposed merger or, if the merger is consummated, to rescind the transaction or recover rescission damages. The lawsuit also seeks an accounting and recovery of attorneys’ fees, experts’ fees, and other litigation costs. We believe the allegations in the complaint are without merit.
In May 2015, the Kentucky attorney general filed a lawsuit against our wholly owned subsidiary, Marathon Petroleum Company LP (“MPCLP”) in the United States District Court for the Western District of Kentucky asserting claims under federal and state antitrust statutes, the Kentucky Consumer Protection Act, and state common law. The complaint, as amended in July 2015, alleges that MPCLP used deed restrictions, supply agreements with customers and exchange agreements with competitors to unreasonably restrain trade in areas within Kentucky and seeks declaratory relief, unspecified damages, civil penalties, restitution and disgorgement of profits. At this early stage, the ultimate outcome of this litigation remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined, and we are unable to estimate a reasonably possible loss (or range of loss) for this matter. We intend to vigorously defend ourselves in this matter.
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

Environmental Proceedings
As reported in our Annual Report on Form 10-K for the year ended December 31, 2014, in January 2011, the EPA notified us of alleged violations of various statutory and regulatory provisions related to motor fuels, some of which we had previously self-reported to the EPA. Subsequently, we self-reported four additional alleged Clean Air Act violations related to motor fuels to the EPA. In July 2014, we tentatively agreed to pay a $2.75 million civil penalty as well as undertake certain projects to reduce emissions and retire sulfur credits. In August and December 2014, we self-reported three similar alleged violations to the EPA. The EPA agreed to include these incidents in the consent decree and increased the civil penalty to $2.9 million. We finalized the consent decree with the agency in May 2015.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 29, 2015 the Company announced a two-for-one stock split in the form of a stock dividend (the "Stock Split"). The record date for the Stock Split was May 20, 2015, and the additional shares were distributed on June 10, 2015. Each shareholder of record on the close of business on the record date received one additional share of common stock for each share held. All share and per share data presented herein reflects the impact of the Stock Split, as appropriate.
The following table sets forth a summary of our purchases during the quarter ended June 30, 2015, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
04/01/2015-04/30/2015	1,379,146	$50.14	1,257,506	$1,454,310,653
05/01/2015-05/31/2015	1,170,186	51.27	1,170,186	1,394,311,607
06/01/2015-06/30/2015	5,579,600	51.10	5,578,854	1,109,219,633
Total	8,128,932	50.96	8,006,546

(a)
The amounts in this column include 121,640 and 746 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in April and June, respectively.

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

(c)
As of June 30, 2015, we had approximately $1.11 billion of share repurchase authorization remaining. On July 29, 2015, our board of directors approved an additional $2.0 billion share repurchase authorization expiring on July 31, 2017, resulting in $10.0 billion of total share repurchase authorizations since January 1, 2012.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1*	Agreement and Plan of Merger, dated as of July 11, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and, for certain limited purposes set forth therein, Marathon Petroleum Corporation.	8-K	2.1	7/16/2015	001-35054
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	10-Q	3.2	8/8/2012	001-35054
10.1	First Amendment to the Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan					X
10.2	First Amendment to the Marathon Petroleum Corporation 2012 Incentive Compensation Plan					X
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

*
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2015	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller