Form 10-Q
period 2015-09-30
Marathon Petroleum Corp
filed 2015-11-02
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 532,974,077 shares of Marathon Petroleum Corporation common stock outstanding as of October 30, 2015.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended September 30, 2015

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$18,716	$25,438	$56,444	$75,567
Income from equity method investments	23	29	58	121
Net gain on disposal of assets	2	2	6	14
Other income	17	12	71	57
Total revenues and other income	18,758	25,481	56,579	75,759
Costs and expenses:
Cost of revenues (excludes items below)	14,165	21,935	43,575	65,571
Purchases from related parties	61	112	219	401
Consumer excise taxes	1,988	1,622	5,759	4,736
Depreciation and amortization	508	322	1,233	967
Selling, general and administrative expenses	392	342	1,143	1,004
Other taxes	95	86	296	288
Total costs and expenses	17,209	24,419	52,225	72,967
Income from operations	1,549	1,062	4,354	2,792
Net interest and other financial income (costs)	(70)	(50)	(215)	(144)
Income before income taxes	1,479	1,012	4,139	2,648
Provision for income taxes	521	333	1,439	898
Net income	958	679	2,700	1,750
Less net income attributable to noncontrolling interests	10	7	35	24
Net income attributable to MPC	$948	$672	$2,665	$1,726
Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$1.77	$1.19	$4.93	$3.00
Weighted average shares outstanding	535	565	540	575
Diluted:
Net income attributable to MPC per share	$1.76	$1.18	$4.90	$2.98
Weighted average shares outstanding	538	569	544	579
Dividends paid	$0.32	$0.25	$0.82	$0.67
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income	$958	$679	$2,700	$1,750
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $3, ($1), $15 and $0	5	(2)	25	—
Prior service costs, net of tax of ($5), ($5), ($14) and ($14)	(8)	(8)	(24)	(24)
Other comprehensive income (loss)	(3)	(10)	1	(24)
Comprehensive income	955	669	2,701	1,726
Less comprehensive income attributable to noncontrolling interests	10	7	35	24
Comprehensive income attributable to MPC	$945	$662	$2,666	$1,702
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,044	$1,494
Receivables, less allowance for doubtful accounts of $35 and $13	3,124	4,058
Inventories	5,556	5,642
Other current assets	137	145
Total current assets	10,861	11,339
Equity method investments	1,073	865
Property, plant and equipment, net	16,294	16,261
Goodwill	1,565	1,566
Other noncurrent assets	368	394
Total assets	$30,161	$30,425
Liabilities
Current liabilities:
Accounts payable	$4,993	$6,661
Payroll and benefits payable	417	427
Consumer excise taxes payable	342	463
Accrued taxes	845	647
Long-term debt due within one year	780	27
Other current liabilities	309	354
Total current liabilities	7,686	8,579
Long-term debt	5,912	6,575
Deferred income taxes	1,942	2,014
Defined benefit postretirement plan obligations	1,139	1,099
Deferred credits and other liabilities	557	768
Total liabilities	17,236	19,035
Commitments and contingencies (see Note 21)
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 729 million and 726 million shares (par value $0.01 per share, 1 billion shares authorized)	7	7
Held in treasury, at cost – 195 million and 179 million shares	(7,083)	(6,299)
Additional paid-in capital	9,929	9,841
Retained earnings	9,736	7,515
Accumulated other comprehensive loss	(312)	(313)
Total MPC stockholders’ equity	12,277	10,751
Noncontrolling interests	648	639
Total equity	12,925	11,390
Total liabilities and equity	$30,161	$30,425
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$2,700	$1,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,233	967
Pension and other postretirement benefits, net	51	123
Deferred income taxes	(6)	(126)
Net gain on disposal of assets	(6)	(14)
Equity method investments, net	8	(39)
Changes in the fair value of derivative instruments	9	(35)
Changes in:
Current receivables	931	424
Inventories	86	(731)
Current accounts payable and accrued liabilities	(1,707)	318
All other, net	(46)	85
Net cash provided by operating activities	3,253	2,722
Investing activities:
Additions to property, plant and equipment	(1,277)	(952)
Acquisitions, net of cash acquired	—	(2,831)
Disposal of assets	14	19
Investments – acquisitions, loans and contributions	(221)	(341)
– redemptions, repayments and return of capital	4	3
All other, net	52	78
Net cash used in investing activities	(1,428)	(4,024)
Financing activities:
Long-term debt – borrowings	528	2,903
– repayments	(433)	(32)
Debt issuance costs	(4)	(19)
Issuance of common stock	29	21
Common stock repurchased	(773)	(1,449)
Dividends paid	(443)	(386)
Distributions to noncontrolling interests	(29)	(20)
Contingent consideration payment	(175)	(172)
All other, net	25	18
Net cash provided by (used in) financing activities	(1,275)	864
Net increase (decrease) in cash and cash equivalents	550	(438)
Cash and cash equivalents at beginning of period	1,494	2,292
Cash and cash equivalents at end of period	$2,044	$1,854
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	$7	$(4,155)	$9,765	$5,507	$(204)	$412	$11,332
Net income	—	—	—	1,726	—	24	1,750
Dividends declared	—	—	—	(386)	—	—	(386)
Distributions to noncontrolling interests	—	—	—	—	—	(20)	(20)
Other comprehensive loss	—	—	—	—	(24)	—	(24)
Shares repurchased	—	(1,449)	—	—	—	—	(1,449)
Shares issued (returned) – stock-based compensation	—	(12)	21	—	—	—	9
Stock-based compensation	—	—	44	—	—	1	45
Other	—	—	—	9	—	—	9
Balance as of September 30, 2014	$7	$(5,616)	$9,830	$6,856	$(228)	$417	$11,266
Balance as of December 31, 2014	$7	$(6,299)	$9,841	$7,515	$(313)	$639	$11,390
Net income	—	—	—	2,665	—	35	2,700
Dividends declared	—	—	—	(444)	—	—	(444)
Distributions to noncontrolling interests	—	—	—	—	—	(29)	(29)
Other comprehensive income	—	—	—	—	1	—	1
Shares repurchased	—	(773)	—	—	—	—	(773)
Shares issued (returned) – stock-based compensation	—	(11)	29	—	—	—	18
Stock-based compensation	—	—	59	—	—	1	60
Issuance of MPLX LP common units	—	—	—	—	—	2	2
Balance as of September 30, 2015	$7	$(7,083)	$9,929	$9,736	$(312)	$648	$12,925

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2013	724	(130)
Shares repurchased	—	(34)
Shares issued – stock-based compensation	2	—
Balance as of September 30, 2014	726	(164)
Balance as of December 31, 2014	726	(179)
Shares repurchased	—	(15)
Shares issued (returned) – stock-based compensation	3	(1)
Balance as of September 30, 2015	729	(195)
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.
We completed a two-for-one stock split in June 2015. All historical share and per share data included in this report has been retroactively restated on a post-split basis. Additionally, we adopted the updated Financial Accounting Standards Board (“FASB”) debt issuance cost standard as of June 30, 2015 and applied the changes retrospectively to the prior period presented.
2. Accounting Standards
Recently Adopted
In April 2015, the FASB issued an accounting standards update to simplify the presentation of debt issuance costs. The update requires that debt issue costs for term debt are to be presented on the balance sheet as a direct reduction of the term debt liability as opposed to a deferred charge within other noncurrent assets. The change is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective application is required and early adoption is permitted. Our early adoption of this standard in the second quarter of 2015 did not have a material impact on our consolidated results of operations, financial position or cash flows. In August 2015, the FASB subsequently issued a clarification as to the handling of debt issuance costs related to line-of-credit arrangements that allows for the presentation of these costs as an asset. This clarification did not have any impact on our consolidated results of operations, financial position or cash flows.
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

Not Yet Adopted
In September 2015, the FASB issued an accounting standard update that eliminates the requirement to restate prior period financial statements for measurement period adjustments. This update requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The standard is effective for interim and annual periods beginning after December 15, 2015 with early application permitted. Adoption of this standard is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.
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
In February 2015, the FASB issued an accounting standards update making targeted changes to the current consolidation guidance. The new standard changes the considerations related to substantive rights, related parties, and decision making fees when applying the VIE consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. We expect to continue to consolidate our master limited partnership, MPLX, after implementing this standard, but it will impact the determination of whether MPLX is a VIE and related disclosures. Otherwise the standard is not expected to have a material impact on our results of operations, financial position or cash flows.
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
As of September 30, 2015, we owned a 71.5 percent interest in MPLX, including the two percent general partner interest. We consolidate this entity for financial reporting purposes since we have a controlling financial interest, and we record a noncontrolling interest for the interest owned by the public. As of September 30, 2015, MPLX’s assets consisted of a 99.5 percent general partner interest in MPLX Pipe Line Holdings LP (“Pipe Line Holdings”), which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States. MPLX also owns a 100 percent interest in a butane cavern in Neal, West Virginia.

Pending Merger with Markwest Energy Partners, L.P.
On July 11, 2015, MPLX and MarkWest Energy Partners, L.P. (“MWE”) entered into a definitive merger agreement (“Merger Agreement”) whereby MWE would become a wholly owned subsidiary of MPLX (the “Merger”). Under the terms of the Merger Agreement, each common unit of MWE issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 1.09 common units of MPLX representing limited partner interests in MPLX, plus a one-time cash payment to MWE unitholders. As of September 30, 2015, the implied total enterprise value for MWE was approximately $13.7 billion, including the assumption of debt of approximately $4.6 billion. MPC would contribute $675 million of cash to MPLX to fund the one-time cash payment. The transaction between MPLX and MWE, which is subject to approval by MWE unitholders and to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2015. Following completion of the transaction, we expect to continue to consolidate MPLX’s financial results.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions, except per share data)	2014	2014
Sales and other operating revenues (including consumer excise taxes)	$28,284	$84,232
Net income attributable to MPC	698	1,749
Net income attributable to MPC per share – basic	$1.24	$3.04
Net income attributable to MPC per share – diluted	1.23	3.02
The pro forma information includes adjustments to align accounting policies, increased depreciation expense to reflect the fair value of property, plant and equipment, increased amortization expense related to the fair value of identifiable intangible assets, additional interest expense related to financing the acquisition, as well as the related income tax effects.
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
Investment in Ocean Vessel Joint Venture
In September 2015, we acquired a 50 percent ownership interest in a new joint venture with Crowley Maritime Corporation through our investment in Crowley Ocean Partners LLC. The joint venture will operate and charter four new Jones Act product tankers, most of which will be leased to MPC. Contributions to the joint venture with respect to each vessel will occur at the vessel’s delivery. In September 2015, we contributed $38 million in connection with delivery of the first vessel. The remaining three vessels are expected to be delivered by the third quarter of 2016. We account for our ownership interest in Crowley Ocean Partners LLC as an equity method investment. See Note 21 for information on our conditional guarantee of the indebtedness of the joint venture and future contributions to Crowley Ocean Partners LLC.
Investments in Pipeline Companies
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.’s Southern Access Extension pipeline (“SAX”) through our investment in Illinois Extension Pipeline Company, LLC (“Illinois Extension Pipeline”). During the nine months ended September 30, 2015, we made contributions of $94 million to Illinois Extension Pipeline to fund our portion of the construction costs for the SAX project. We have contributed $214 million since project inception. We account for our ownership interest in Illinois Extension Pipeline as an equity method investment. See Note 21 for information on future contributions to Illinois Extension Pipeline.
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
In November 2013, we agreed to serve as an anchor shipper for the Sandpiper pipeline project and fund 37.5 percent of the construction costs of the project, which will become part of Enbridge Energy Partners L.P.’s (“Enbridge Energy Partners”) North Dakota System. In exchange for these commitments, we will earn an approximate 27 percent equity interest in Enbridge Energy Partners’ North Dakota System when the Sandpiper pipeline is placed into service, which is expected to be in 2017. We also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements. During the nine months ended September 30, 2015, we made contributions of $69 million to North Dakota Pipeline Company LLC (“North Dakota Pipeline”). We have contributed $285 million since project inception. We account for our interest in North Dakota Pipeline using the equity method of accounting. See Note 21 for information on future contributions to North Dakota Pipeline.

5. Variable Interest Entity
As stated in Note 4, we have a 35 percent ownership interest in Illinois Extension Pipeline. Illinois Extension Pipeline is considered a VIE because it is a development stage entity and the equity in the entity is not sufficient to fund the construction of the SAX pipeline. Our maximum exposure to loss due to this VIE at September 30, 2015 was $213 million, which equates to our investment in Illinois Extension Pipeline.
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
Sales to related parties, which are included in sales and other operating revenues (including consumer excise taxes) on the consolidated statements of income, were $1 million and $2 million for the three months ended September 30, 2015 and 2014 and $4 million and $6 million for the nine months ended September 30, 2015 and 2014, respectively.
Purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Centennial	$—	$—	$—	$7
Explorer	2	10	16	32
LOCAP	6	6	17	16
LOOP	12	12	38	77
TAAE	11	19	39	61
TACE	7	33	38	90
TAME	21	29	64	111
Other equity method investees	2	3	7	7
Total	$61	$112	$219	$401
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

Receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

(In millions)	September 30, 2015	December 31, 2014
Centennial	$1	$2
Explorer	—	2
TAME	—	3
Total	$1	$7
Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

(In millions)	September 30, 2015	December 31, 2014
Explorer	$2	$3
LOCAP	2	2
LOOP	4	4
TAAE	2	2
TACE	1	2
TAME	2	5
Total	$13	$18
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$948	$672	$2,665	$1,726
Income allocated to participating securities	1	1	3	3
Income available to common stockholders – basic	$947	$671	$2,662	$1,723
Weighted average common shares outstanding	535	565	540	575
Basic earnings per share	$1.77	$1.19	$4.93	$3.00
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$948	$672	$2,665	$1,726
Income allocated to participating securities	1	1	3	3
Income available to common stockholders – diluted	$947	$671	$2,662	$1,723
Weighted average common shares outstanding	535	565	540	575
Effect of dilutive securities	3	4	4	4
Weighted average common shares, including dilutive effect	538	569	544	579
Diluted earnings per share	$1.76	$1.18	$4.90	$2.98

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Shares issued under stock-based compensation plans	1	1	1	1
8. Equity
On July 29, 2015, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2017. As of September 30, 2015, our board of directors had approved $10.0 billion in total share repurchase authorization since January 1, 2012 and we have repurchased a total of $7.05 billion of our common stock, leaving $2.95 billion available for repurchases. Under these authorizations, we have acquired 194 million shares at an average cost per share of $36.36.
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
Total share repurchases were as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Number of shares repurchased	3	7	15	33
Cash paid for shares repurchased	$156	$301	$773	$1,449
Effective average cost per delivered share	$50.86	$42.57	$49.97	$43.62
At September 30, 2015, we had agreements to acquire 196,000 common shares for $9 million, which were settled in early October 2015.
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

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended September 30, 2015
Revenues:
Customer	$13,441	$5,256	$19	$18,716
Intersegment(a)	3,191	1	145	3,337
Segment revenues	$16,632	$5,257	$164	$22,053
Segment income from operations(b)	$1,457	$243	$72	$1,772
Income from equity method investments	6	—	17	23
Depreciation and amortization(c)	269	63	20	352
Capital expenditures and investments(d)	298	130	114	542

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Three Months Ended September 30, 2014
Revenues:
Customer	$21,568	$3,854	$16	$25,438
Intersegment(a)	2,400	2	136	2,538
Segment revenues	$23,968	$3,856	$152	$27,976
Segment income from operations(b)	$971	$119	$69	$1,159
Income from equity method investments	17	—	12	29
Depreciation and amortization(c)	257	33	20	310
Capital expenditures and investments(d)(e)	318	2,707	224	3,249

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Nine Months Ended September 30, 2015
Revenues:
Customer	$41,277	$15,116	$51	$56,444
Intersegment(a)	9,349	3	427	9,779
Segment revenues	$50,626	$15,119	$478	$66,223
Segment income from operations(b)	$3,979	$538	$218	$4,735
Income from equity method investments	20	—	38	58
Depreciation and amortization(c)	804	188	59	1,051
Capital expenditures and investments(d)	734	275	352	1,361

(In millions)	Refining & Marketing	Speedway	Pipeline Transportation	Total
Nine Months Ended September 30, 2014
Revenues:
Customer	$64,295	$11,220	$52	$75,567
Intersegment(a)	7,223	4	396	7,623
Segment revenues	$71,518	$11,224	$448	$83,190
Segment income from operations(b)	$2,593	$271	$222	$3,086
Income from equity method investments	76	—	45	121
Depreciation and amortization(c)	782	90	58	930
Capital expenditures and investments(d)(e)	731	2,783	418	3,932

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(d)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(e)	The Speedway and Refining & Marketing segments include $2.63 billion and $54 million, respectively, for the acquisition of Hess’ Retail Operations and Related Assets. See Note 4.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Segment income from operations	$1,772	$1,159	$4,735	$3,086
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(77)	(76)	(233)	(204)
Pension settlement expenses(c)	(2)	(21)	(4)	(90)
Impairment(d)	(144)	—	(144)	—
Net interest and other financial income (costs)	(70)	(50)	(215)	(144)
Income before income taxes	$1,479	$1,012	$4,139	$2,648

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.

(b)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	See Note 19.

(d)	Relates to the cancellation of the Residual Oil Upgrader Expansion project. See Note 13.
The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Segment capital expenditures and investments	$542	$3,249	$1,361	$3,932
Less: Investments in equity method investees	72	177	221	341
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	33	22	95	60
Capitalized interest	10	7	26	20
Total capital expenditures(a)	$513	$3,101	$1,261	$3,671

(a)
Capital expenditures include changes in capital accruals. See Note 17 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

10. Other Items
Net interest and other financial income (costs) was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Interest income	$2	$2	$5	$5
Interest expense	(77)	(56)	(226)	(154)
Interest capitalized	11	7	27	20
Other financial costs	(6)	(3)	(21)	(15)
Net interest and other financial income (costs)	$(70)	$(50)	$(215)	$(144)
11. Income Taxes
The combined federal, state and foreign income tax rate was 35 percent and 33 percent for the three months ended September 30, 2015 and 2014 and 35 percent and 34 percent for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate for the three and nine months ended September 30, 2015 and 2014 is equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.
We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2003 tax years, respectively. We had $12 million of unrecognized tax benefits as of September 30, 2015. Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 21 for indemnification information.
12. Inventories

(In millions)	September 30, 2015	December 31, 2014
Crude oil and refinery feedstocks	$2,250	$2,219
Refined products	2,769	2,955
Materials and supplies	371	302
Merchandise	166	166
Total (at cost)	$5,556	$5,642
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the last-in, first-out (“LIFO”) method. During the nine months ended September 30, 2015, we recorded LIFO liquidations caused by permanently decreased levels in refined products inventory volumes. Cost of revenues increased and income from operations decreased by approximately $30 million for the nine months ended September 30, 2015 as a result of the LIFO liquidations. There were no liquidations of LIFO inventories for the nine months ended September 30, 2014.

13. Property, Plant and Equipment

(In millions)	September 30, 2015	December 31, 2014
Refining & Marketing	$18,555	$18,001
Speedway	4,882	4,639
Pipeline Transportation	2,211	2,044
Corporate and Other	713	618
Total	26,361	25,302
Less accumulated depreciation	10,067	9,041
Property, plant and equipment, net	$16,294	$16,261
Due to the implications of current market conditions, we have decided to cancel the Residual Oil Upgrader Expansion (“ROUX”) project at our Garyville refinery. The project was intended to increase margins by upgrading residual fuel to ultra-low sulfur diesel and gas oil. During the three months ended September 30, 2015, we recorded a $144 million impairment charge to write off the costs incurred to date on the project. This impairment charge is included in depreciation and amortization on the consolidated statements of income.
14. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2015
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$68	$—	$—	$(59)	$9	$36
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$70	$—	$—	$(59)	$11	$36

Commodity derivative instruments, liabilities	$63	$—	$—	$(63)	$—	$—
Contingent consideration, liability(c)	—	—	312	N/A	312	—
Total liabilities at fair value	$63	$—	$312	$(63)	$312	$—

	December 31, 2014
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$317	$—	$—	$(258)	$59	$—
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$319	$—	$—	$(258)	$61	$—

Commodity derivative instruments, liabilities	$180	$—	$—	$(180)	$—	$—
Contingent consideration, liability(c)	—	—	478	N/A	478	—
Total liabilities at fair value	$180	$—	$478	$(180)	$478	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2015, cash collateral of $4 million was netted with the mark-to-market derivative liabilities. As of December 31, 2014, $78 million was netted with mark-to-market derivative assets.

(b)	We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

(c)	Includes $193 million and $174 million classified as current at September 30, 2015 and December 31, 2014, respectively.
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
The contingent consideration represents the fair value as of September 30, 2015 and December 31, 2014 of the remaining amount we expect to pay to BP related to the earnout provision associated with our 2013 acquisition of BP’s refinery in Texas City, Texas and related logistics and marketing assets. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” The fair value of the remaining contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the earnout applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period commencing in 2014. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation used significant unobservable inputs, including: (1) an estimate of monthly refinery throughput volumes; (2) a range of internal and external monthly crack spread forecasts from approximately $9 to $18 per barrel; and (3) a range of risk-adjusted discount rates from five percent to 10 percent. An increase or decrease in crack spread forecasts or refinery throughput volume expectations may result in a corresponding increase or decrease in the fair value. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual caps. An increase or decrease in the discount rate may result in a decrease or increase to the fair value, respectively. The fair value of the contingent consideration is reassessed each quarter, with changes in fair value recorded in cost of revenues.
In the second quarter of 2015, we paid BP $189 million for the second year’s contingent earnout. On the consolidated statements of cash flows for the nine months ended September 30, 2015, $175 million of the contingent earnout payment is included as a financing activity with the remainder included as an operating activity. In the third quarter of 2014, we paid BP $180 million for the first year’s contingent earnout. On the consolidated statements of cash flows for the nine months ended September 30, 2014, $172 million is included as a financing activity with the remainder included as an operating activity.
The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Beginning balance	$307	$647	$478	$625
Contingent consideration payment	—	(180)	(189)	(180)
Unrealized and realized losses included in net income	5	8	23	30
Ending balance	$312	$475	$312	$475

We did not hold any Level 3 derivative instruments during the three and nine months ended September 30, 2015 and 2014. See Note 15 for the income statement impacts of our derivative instruments.
Fair Values - Nonrecurring
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Nine Months Ended September 30,
	2015		2014
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Property, plant and equipment, net	$—	$144	$—	$—
Other noncurrent assets	—	—	—	11
As stated in Note 13, in the third quarter of 2015, we decided to cancel the ROUX project. The portion of the project completed to date has no alternate use or net salvage value; therefore, the costs capitalized to date have no fair value and we fully impaired the ROUX project in the third quarter. The fair value of our investment in the project was determined using an income approach and is classified as Level 3.
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

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at September 30, 2015 and December 31, 2014, excluding the derivative financial instruments and contingent consideration reported above.

	September 30, 2015		December 31, 2014
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$36	$2	$26	$2
Other	32	29	32	32
Total financial assets	$68	$31	$58	$34
Financial liabilities:
Long-term debt(a)	$6,402	$6,375	$6,571	$6,265
Deferred credits and other liabilities	15	15	17	17
Total financial liabilities	$6,417	$6,390	$6,588	$6,282

(a)	Excludes capital leases and debt issuance costs, however, includes amount classified as short-term debt.
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
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$68	$63	Other current assets

	December 31, 2014
(In millions)	Asset	Liability	Balance Sheet Location
Commodity derivatives	$317	$180	Other current assets
The table below summarizes open commodity derivative contracts as of September 30, 2015.

	Position	Total Barrels (In thousands)
Crude oil(a)
Exchange-traded	Long	12,123
Exchange-traded	Short	(22,751)
Refined Products(a)
Exchange-traded	Long	4,286
Exchange-traded	Short	(1,921)

(a)	100 percent of these contracts expire in the fourth quarter of 2015.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)		Gain (Loss)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2015	2014	2015	2014
Sales and other operating revenues	$(1)	$10	$10	$18
Cost of revenues	140	145	115	(30)
Total	$139	$155	$125	$(12)

16. Debt
Our outstanding borrowings at September 30, 2015 and December 31, 2014 consisted of the following:

(In millions)	September 30, 2015	December 31, 2014
Marathon Petroleum Corporation:
3.500% senior notes due March 2016	$750	$750
Bank revolving credit facility due 2017	—	—
Term loan agreement due 2019	700	700
5.125% senior notes due March 2021	1,000	1,000
3.625% senior notes due September 2024	750	750
6.500% senior notes due March 2041	1,250	1,250
4.750% senior notes due September 2044	800	800
5.000% senior notes due September 2054	400	400
Consolidated subsidiaries:
Capital lease obligations due 2015-2028	353	372
MPLX bank revolving credit facility due 2019	—	385
MPLX term loan facility due 2019	250	250
MPLX 4.000% senior notes due February 2025	500	—
Trade receivables securitization facility due 2016	—	—
Total	6,753	6,657
Unamortized debt issuance costs(a)	(36)	(35)
Unamortized discount	(27)	(26)
Fair value adjustments(b)	2	6
Amounts due within one year	(780)	(27)
Total long-term debt due after one year	$5,912	$6,575

(a)
We adopted the updated FASB debt issuance cost standard as of June 30, 2015 and applied the changes retrospectively to the prior period presented. We reclassified unamortized debt issuance costs related to term debt from other noncurrent assets to long-term debt.

(b)
In 2012, we terminated our interest rate swap agreements with a notional amount of $500 million that had been entered into as fair value accounting hedges on our 3.50 percent senior notes due in March 2016. The $20 million gain on the termination of our interest rate swap agreements is being amortized over the remaining life of the 3.50 percent senior notes.

MPLX Senior Notes – On February 12, 2015, MPLX completed a public offering of $500 million aggregate principal amount of MPLX Senior Notes, the net proceeds of which were approximately $495 million, after deducting underwriting discounts. The net proceeds of this offering were used to repay the amounts outstanding under the MPLX bank revolving credit facility, as well as for general partnership purposes. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2015.
There were no borrowings or letters of credit outstanding under the MPC bank revolving credit facility or the trade receivables securitization facility at September 30, 2015. As of September 30, 2015, eligible trade receivables supported available borrowings of $811 million under the $1.3 billion trade receivables facility. Given the current refined product price environment, MPC has lowered the notional amount of the facility to $1 billion, effective October 14, 2015. During the nine months ended September 30, 2015, MPLX borrowed $30 million under the MPLX bank revolving credit facility at an average interest rate of 1.5 percent, per annum, and repaid $415 million of these borrowings. At September 30, 2015, MPLX had no borrowings and no letters of credit outstanding under the MPLX bank revolving credit facility, resulting in total unused loan availability of $1 billion, or 100 percent of the borrowing capacity.

17. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2015	2014
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$262	$162
Net income taxes paid to taxing authorities	1,286	969
Non-cash investing and financing activities:
Property, plant and equipment sold	5	4
Property, plant and equipment acquired	5	4

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2015	2014
Additions to property, plant and equipment per consolidated statements of cash flows	$1,277	$952
Non-cash additions to property, plant and equipment	5	4
Asset retirement expenditures	1	1
Decrease in capital accruals	(22)	—
Total capital expenditures before acquisitions	$1,261	$957
Acquisitions(a)	—	2,714
Total capital expenditures	$1,261	$3,671

(a)	The 2014 acquisition includes the acquisition of Hess’ Retail Operations and Related Assets. The acquisition numbers include property, plant and equipment and intangibles. See Note 4.
18. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2013	$(161)	$(50)	$4	$3	$(204)
Other comprehensive income (loss) before reclassifications	(88)	8	—	(2)	(82)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(35)	(3)	—	—	(38)
– actuarial loss(a)	38	2	—	—	40
– settlement loss(a)	90	—	—	—	90
Tax effect	(35)	1	—	—	(34)
Other comprehensive income (loss)	(30)	8	—	(2)	(24)
Balance as of September 30, 2014	$(191)	$(42)	$4	$1	$(228)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2014	$(217)	$(104)	$4	$4	$(313)
Other comprehensive income (loss) before reclassifications	(17)	14	—	(3)	(6)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(35)	(3)	—	—	(38)
– actuarial loss(a)	39	6	—	—	45
– settlement loss(a)	4	—	—	—	4
Tax effect	(3)	(1)	—	—	(4)
Other comprehensive income (loss)	(12)	16	—	(3)	1
Balance as of September 30, 2015	$(229)	$(88)	$4	$1	$(312)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 19.
19. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$25	$24	$8	$7
Interest cost	18	18	8	7
Expected return on plan assets	(25)	(27)	—	—
Amortization – prior service credit	(12)	(12)	(1)	(1)
– actuarial loss	13	12	2	1
– settlement loss	2	21	—	—
Net periodic benefit cost	$21	$36	$17	$14

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$76	$67	$23	$20
Interest cost	54	56	24	24
Expected return on plan assets	(75)	(81)	—	—
Amortization – prior service credit	(35)	(35)	(3)	(3)
– actuarial loss	39	38	6	2
– settlement loss	4	90	—	—
Net periodic benefit cost	$63	$135	$50	$43
During the nine months ended September 30, 2015, we made a $35 million voluntary contribution to our funded pension plans. We have no required funding for 2015, but may make voluntary contributions at our discretion. Current benefit payments related to unfunded pension and other postretirement benefit plans were $10 million and $17 million, respectively, during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015 and 2014, we determined that certain of our pension plans’ lump sum payments to employees retiring in the respective years will exceed the plans’ total service and interest costs for the year. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, during the nine months ended September 30, 2015 and 2014, we recorded pension settlement expenses of $4 million and $90 million related to our lump sum payments made during the first nine months of 2015 and 2014, respectively.
20. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	9,502,876	$22.74
Granted	1,103,684	50.85
Exercised	(1,640,450)	17.81
Forfeited, canceled or expired	(54,684)	40.67
Outstanding at September 30, 2015	8,911,426	27.02
The grant date fair value of stock option awards granted during the nine months ended September 30, 2015 was $13.44 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the nine months ended September 30, 2015:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1,030,146	$38.62	822,186	$18.65
Granted	519,467	50.74	32,532	49.49
RS’s Vested/RSU’s Issued	(523,666)	34.20	(389,801)	17.32
Forfeited	(44,734)	41.20	(850)	44.77
Outstanding at September 30, 2015	981,213	47.28	464,067	21.88
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the nine months ended September 30, 2015:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	5,791,825	$0.88
Granted	2,389,450	0.95
Settled	(2,035,833)	0.85
Outstanding at September 30, 2015	6,145,442	0.92
The performance unit awards granted during the nine months ended September 30, 2015 have a grant date fair value of $0.95 per unit, as calculated using a Monte Carlo valuation model.

MPLX Awards
During the nine months ended September 30, 2015, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.
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
At September 30, 2015 and December 31, 2014, accrued liabilities for remediation totaled $166 million and $185 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, was $67 million at both September 30, 2015 and December 31, 2014.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Litigation Relating to the Pending Merger—In July 2015, a purported class action lawsuit asserting claims challenging the pending Merger was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MWE. In August 2015, two similar putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by plaintiffs who purport to be unitholders of MWE. On September 9, 2015, these lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, now captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation. On October 1, 2015, the plaintiffs filed a consolidated complaint against the individual members of the board of directors of MarkWest Energy GP, L.L.C. (the “MWE GP Board”), MPLX, MPLX GP LLC, MPC and Sapphire Holdco LLC, a subsidiary of MPLX, asserting in connection with the Merger and related disclosures that, among other things, (i) the MWE GP Board breached its duties in approving the Merger with MPLX and (ii) MPC, MPLX, MPLX GP, and Sapphire Holdco LLC aided and abetted such breaches. The complaint seeks, among other relief, to enjoin the Merger, or in the event the Merger is consummated, rescission of the Merger or monetary damages. An adverse judgment for rescission of the Merger or for monetary damages following the completion of the Merger could have a material adverse effect on MPC. The parties believe these claims are without merit and intend to vigorously defend the consolidated lawsuit and therefore, at this time, we do not believe the ultimate resolution of this lawsuit will have a material adverse effect.
Other Lawsuits—In May 2015, the Kentucky attorney general filed a lawsuit against our wholly owned subsidiary, Marathon Petroleum Company LP (“MPCLP”) in the United States District Court for the Western District of Kentucky asserting claims under federal and state antitrust statutes, the Kentucky Consumer Protection Act, and state common law. The complaint, as amended in July 2015, alleges that MPCLP used deed restrictions, supply agreements with customers and exchange agreements with competitors to unreasonably restrain trade in areas within Kentucky and seeks declaratory relief, unspecified damages, civil penalties, restitution and disgorgement of profits. At this early stage, the ultimate outcome of this litigation remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined, and we are unable to estimate a reasonably possible loss (or range of loss) for this matter. We intend to vigorously defend ourselves in this matter.

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
Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of September 30, 2015.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $35 million as of September 30, 2015.
In connection with our 50 percent ownership in Crowley Ocean Partners LLC, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of September 30, 2015, our maximum potential undiscounted payments under this agreement for debt principal associated with the first vessel totaled $41 million.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of September 30, 2015, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $83 million as of September 30, 2015, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage and leases of assets containing general lease indemnities and guaranteed residual values.

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
Contractual commitments—At September 30, 2015, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.8 billion, which includes $331 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets, $632 million for contributions to North Dakota Pipeline, $116 million for contributions to Illinois Extension Pipeline and $103 million for contributions to Crowley Ocean Partners LLC. See Note 4 for additional information on our investments in North Dakota Pipeline, Illinois Extension Pipeline and Crowley Ocean Partners LLC. See Note 14 for additional information on the contingent consideration.

22.	Subsequent Events
On October 27, 2015, in connection with the pending Merger, MPLX amended its $1.0 billion bank revolving credit facility to, among other things, (i) extend the term of the bank revolving credit facility to a five-year term commencing on the date of the closing of the Merger and (ii) increase the borrowing capacity of the bank revolving credit facility to up to $2.0 billion. The amendment will only become effective upon the consummation of the Merger.
Subject to consummation of the Merger, we have agreed to sell our remaining 0.5 percent interest in Pipe Line Holdings to MPLX for $12 million. Since this is a transaction involving entities under common control, we would not record a gain or loss on the sale. This transaction would close at the same time as the Merger.

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
We have two strong retail brands: Speedway® and Marathon®. We believe that Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,760 convenience stores in 22 states throughout the Midwest, East Coast and Southeast. The Marathon brand is an established motor fuel brand in the Midwest and Southeast regions of the United States, and is available through approximately 5,600 retail outlets operated by independent entrepreneurs in 19 states.
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

Executive Summary
Results
Select results for the three and nine months ended September 30, 2015 and 2014 are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Income from Operations by segment
Refining & Marketing	$1,457	$971	$3,979	$2,593
Speedway	243	119	538	271
Pipeline Transportation	72	69	218	222
Net income attributable to MPC	$948	$672	$2,665	$1,726
Net income attributable to MPC per diluted share	$1.76	$1.18	$4.90	$2.98
Net income attributable to MPC was $948 million, or $1.76 per diluted share, in the third quarter and $2.67 billion, or $4.90 per diluted share, in the first nine months of 2015 compared to $672 million, or $1.18 per diluted share, and $1.73 billion, or $2.98 per diluted share, for the same periods of 2014. Refining & Marketing segment income from operations increased $486 million in the third quarter and $1.39 billion in the first nine months of 2015 compared to the same periods of 2014. The increase in the third quarter was primarily due to a $2.72 per barrel increase in gross margin, resulting from higher crack spreads, favorable effects on crude oil acquisition prices due to changes in market structure and more favorable product price realizations compared to the spot market reference prices. These increases were partially offset by less favorable crude oil acquisition costs relative to benchmark Light Louisiana Sweet (“LLS”) crude oil, the effect of lower overall commodity prices on volumetric gains and the price differential of charge and blend stock relative to crude oil. The Chicago and Gulf Coast Light Louisiana Sweet 6-3-2-1 blended crack spread increased from $8.70 per barrel in the third quarter of 2014 to $12.18 per barrel in the third quarter of 2015.
Speedway segment income from operations increased $124 million in the third quarter and $267 million in the first nine months of 2015 compared to the same periods of 2014. The increases in both periods were primarily the result of the addition of the newly acquired locations and higher light product and merchandise margins from the legacy stores, partially offset by higher operating and other expenses.
Pipeline Transportation segment income from operations increased $3 million in the third quarter and decreased $4 million in the first nine months of 2015 compared to the same periods of 2014. In the third quarter of 2015, the increase was primarily due to higher pipeline transportation revenue reflecting higher average tariff rates and crude and light product throughput and higher equity affiliate income, partially offset by increased operating expenses and cost incurred in connection with the proposed MarkWest transaction. In the first nine months of 2015, the decrease was primarily due to increased operating expenses, lower equity affiliate income and cost incurred in connection with the proposed MarkWest transaction, partially offset by higher pipeline transportation revenue reflecting higher average tariff rates and crude and refined product throughput.
Net Income attributable to MPC was also impacted by an impairment charge of $144 million related to the cancellation of the the Residual Oil Upgrader Expansion (“ROUX”) project at our Garyville refinery due to the implications of current market conditions. The impairment charge is included in depreciation and amortization and reflects a write off of all costs capitalized to date on the project.
MPLX LP
Pending Merger with Markwest Energy Partners, L.P.
On July 11, 2015, MPLX and MarkWest Energy Partners, L.P. (“MWE”) entered into a definitive merger agreement (the “Merger Agreement”) whereby MWE would become a wholly owned subsidiary of MPLX (the “Merger”). Under the terms of the Merger Agreement, each common unit of MWE issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 1.09 common units of MPLX representing limited partner interests in MPLX, plus a one-time cash payment to MWE unitholders. As of September 30, 2015, the implied total enterprise value for MWE was approximately $13.7 billion, including the assumption of debt of approximately $4.6 billion. MPC would contribute $675 million of cash to MPLX to fund the one-time cash payment. The transaction between MPLX and MWE, which is subject to approval by MWE unitholders and to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2015. Following completion of the transaction, we expect to continue to consolidate MPLX’s financial results.

On October 27, 2015, in connection with the pending Merger, MPLX amended its $1.0 billion bank revolving credit facility to, among other things, (i) extend the term of the bank revolving credit facility to a five-year term commencing on the date of the closing of the Merger and (ii) increase the borrowing capacity of the bank revolving credit facility to up to $2.0 billion. The amendment will only become effective upon the consummation of the Merger.
If the Merger is consummated, MPLX will assume all of MWE's outstanding debt, including approximately $4.1 billion aggregate principal amount of senior notes and any amounts outstanding under MWE’s credit facility. MPLX intends to assume MWE’s outstanding senior notes and repay any amounts outstanding under MWE’s revolving credit facility with borrowings under its bank revolving credit facility, as amended.
Subject to consummation of the Merger, we have agreed to sell our remaining 0.5 percent interest in Pipe Line Holdings to MPLX for $12 million. Since this is a transaction involving entities under common control, we would not record a gain or loss on the sale. This transaction would close at the same time as the Merger.
Distributions from MPLX
Upon payment of the second-quarter distribution, the financial tests required for conversion of all of the MPLX subordinated units, which were owned by a subsidiary of MPC, were met. Accordingly, the subordinated units converted into common units on a one-for-one basis effective August 17, 2015, the first business day following the payment of the second quarter distribution.
The following table summarizes the cash distributions we received from MPLX during the first nine months of 2015 and 2014.

	Nine Months Ended September 30,
(In millions)	2015	2014
Cash distributions received from MPLX:
General partner distributions, including incentive distribution rights	$13	$3
Limited partner distributions	70	53
Total	$83	$56
The market value of the 56,932,134 MPLX common units we owned at September 30, 2015 was $2.2 billion based on the September 30, 2015 closing unit price of $38.21. Over time, we believe there will be substantial value attributable to our general partnership interests.
On October 20, 2015, MPLX declared a quarterly cash distribution of $0.4700 per common unit payable on November 13, 2015. As a result, MPLX will make distributions totaling $47 million to its limited and general partners. MPC’s portion of these distributions is approximately $36 million.
See Note 3 to the unaudited consolidated financial statements for additional information on MPLX.
Acquisitions and Investments
In September 2015, we acquired a 50 percent ownership interest in a new joint venture with Crowley Maritime Corporation through our investment in Crowley Ocean Partners LLC. The joint venture will operate and charter four new Jones Act product tankers, most of which will be leased to MPC. Contributions to the joint venture with respect to each vessel will occur at the vessel’s delivery. In September 2015, we contributed $38 million in connection with delivery of the first vessel. The remaining three vessels are expected to be delivered by the third quarter of 2016. We account for our ownership interest in Crowley Ocean Partners LLC as an equity method investment. See Note 21 to the unaudited consolidated financial statements for information on our conditional guarantee of the indebtedness of the joint venture and future contributions to Crowley Ocean Partners LLC.

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
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.’s Southern Access Extension pipeline (“SAX”) through our investment in Illinois Extension Pipeline Company, LLC (“Illinois Extension Pipeline”). During the nine months ended September 30, 2015, we made contributions of $94 million to Illinois Extension Pipeline to fund our portion of the construction costs for the SAX project. We have contributed $214 million since project inception. We account for our ownership interest in Illinois Extension Pipeline as an equity method investment. See Note 21 to the unaudited consolidated financial statements for information on future contributions to Illinois Extension Pipeline.
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
In November 2013, we agreed to serve as an anchor shipper for the Sandpiper pipeline project and fund 37.5 percent of the construction costs of the project, which will become part of Enbridge Energy Partners L.P.’s (“Enbridge Energy Partners”) North Dakota System. In exchange for these commitments, we will earn an approximate 27 percent equity interest in Enbridge Energy Partners’ North Dakota System when the Sandpiper pipeline is placed into service, which is expected to be in 2017. We also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements. During the nine months ended September 30, 2015, we made contributions of $69 million to North Dakota Pipeline Company LLC (“North Dakota Pipeline”). We have contributed $285 million since project inception. We account for our interest in North Dakota Pipeline using the equity method of accounting. See Note 21 to the unaudited consolidated financial statements for information on future contributions to North Dakota Pipeline.
Dividends and Share Repurchases
On July 29, 2015, our board of directors approved a dividend of $0.32 per share on common stock, a 28 percent increase over the first quarter 2015 dividend, after adjusting to reflect the two-for-one stock split that occurred in the second quarter.
On July 29, 2015, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2017, bringing the total share repurchase authorizations to $10.0 billion. Since January 1, 2012, we have repurchased a total of $7.05 billion of our common stock, leaving $2.95 billion available for repurchases as of September 30, 2015. See Note 8 to the unaudited consolidated financial statements.
Liquidity
As of September 30, 2015, we had cash and cash equivalents of $2.04 billion, an unused $2.5 billion bank revolving credit facility, and approximately $800 million of availability under our $1.3 billion trade receivables securitization facility based on eligible trade receivables. Availability under MPC’s trade receivables facility is a function of eligible accounts receivable, which will be lower in a sustained lower refined product price environment. Given the current environment, the Company has lowered the notional amount of the facility to $1.0 billion, effective October 14, 2015. The above amounts exclude MPLX’s $1.0 billion bank revolving credit facility, which as of September 30, 2015, had no borrowings and no letters of credit outstanding.
Employees
New collective bargaining agreements for the hourly refinery workers at our Canton, Catlettsburg, Texas City and Galveston Bay refineries were ratified in the first half of 2015. The agreements for Canton, Catlettsburg and Galveston Bay are scheduled to expire on January 31, 2019, and the agreement for Texas City is scheduled to expire on March 31, 2019.

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
The above discussion contains forward-looking statements with respect to the impact of the acquisition of Hess’ Retail Operations and Related Assets, the proposed transaction between MPLX and MWE, the timing of delivery of the four vessels from APSI, the estimated construction costs and completion of the SAX and Sandpiper pipeline projects and the share repurchase authorizations. Factors that could affect the impact of the acquisition of Hess’ Retail Operations and Related Assets include, but are not limited to, our ability to successfully integrate the acquired Hess retail operations and achieve the strategic and other expected objectives related to the acquisition. Factors that could affect the proposed transaction between MPLX and MWE include, but are not limited to, the ability of MPLX and MWE to complete the proposed transaction on anticipated terms and timetable, the ability to obtain approval of the proposed transaction by the unitholders of MWE and satisfy other conditions to the closing of the transaction contemplated by the Merger Agreement, and any conditions imposed on the combined company in connection with consummation of the proposed transaction. Factors that could affect delivery of the four vessels from APSI include, but are not limited to, availability of materials and labor, unforeseen hazards such as weather conditions and the ability to complete the vessels on the anticipated terms and timetable. Factors that could affect the estimated construction costs, timing and completion of the SAX and Sandpiper pipeline projects, include, but are not limited to, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third party approvals and other risks customarily associated with construction projects. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

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
Refined product prices have historically moved relative to international crude oil prices like Brent crude. In recent years, domestic U.S. crude oils, such as West Texas Intermediate (“WTI”) and LLS, have traded at prices less than Brent due to the growth in U.S. crude oil production, logistical constraints and other market factors. These price discounts compared to Brent favorably impacted the LLS 6-3-2-1 crack spread. Since late 2014, LLS has seen volatile differentials to both WTI and Brent. The spread between domestic crude oils and Brent could narrow if there is a change in existing U.S. energy policy regarding crude oil exports, or if low crude oil prices reduce U.S. crude oil production growth substantially. If either were to occur, it could reduce our Refining & Marketing gross margin.
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
Inventories are stated at the lower of cost or market. The cost of our crude oil and refined product inventories is determined under the LIFO method. During periods of rapidly declining prices, the cost basis of our crude oil and refined product inventories may have to be written down to market value. During the first quarter of 2015, we recognized a permanent reduction in our refined product inventories for LIFO accounting purposes. The cost of these inventories was based on prices in early 2014, which were much higher than current prices. As a result, we recognized a pre-tax charge of approximately $30 million in connection with this LIFO inventory reduction.
Refining & Marketing segment income from operations is also affected by changes in refinery direct operating costs, which include turnaround and major maintenance, depreciation and amortization and other manufacturing expenses. Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. Costs for planned turnaround, major maintenance and engineering projects are expensed in the period incurred. We had significantly less planned turnaround and major maintenance activities at our Galveston Bay and Catlettsburg refineries during the first nine months of 2015 compared to the same period in 2014.
Speedway
Our retail marketing gross margin for gasoline and distillate, which is the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, impacts the Speedway segment profitability. Numerous factors impact gasoline and distillate demand, including local competition, transportation fuel prices, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. Market demand increases for gasoline and distillate generally increase the product margin we can realize.
The gross margin on merchandise sold at convenience stores historically has been less volatile and has contributed substantially to Speedway’s gross margin. Speedway’s convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items. Approximately half of Speedway’s gross margin was derived from merchandise sales in the third quarter and the first nine months of 2015 compared to two-thirds in the same periods of 2014. These changes are the result of higher light product gross margins during the third quarter and the first nine months of 2015 and the effects of the recently acquired Hess convenience stores.

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
Results of Operations
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2015	2014	Variance	2015	2014	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$18,716	$25,438	$(6,722)	$56,444	$75,567	$(19,123)
Income from equity method investments	23	29	(6)	58	121	(63)
Net gain (loss) on disposal of assets	2	2	—	6	14	(8)
Other income	17	12	5	71	57	14
Total revenues and other income	18,758	25,481	(6,723)	56,579	75,759	(19,180)
Costs and expenses:
Cost of revenues (excludes items below)	14,165	21,935	(7,770)	43,575	65,571	(21,996)
Purchases from related parties	61	112	(51)	219	401	(182)
Consumer excise taxes	1,988	1,622	366	5,759	4,736	1,023
Depreciation and amortization	508	322	186	1,233	967	266
Selling, general and administrative expenses	392	342	50	1,143	1,004	139
Other taxes	95	86	9	296	288	8
Total costs and expenses	17,209	24,419	(7,210)	52,225	72,967	(20,742)
Income from operations	1,549	1,062	487	4,354	2,792	1,562
Net interest and other financial income (costs)	(70)	(50)	(20)	(215)	(144)	(71)
Income before income taxes	1,479	1,012	467	4,139	2,648	1,491
Provision for income taxes	521	333	188	1,439	898	541
Net income	958	679	279	2,700	1,750	950
Less net income attributable to noncontrolling interests	10	7	3	35	24	11
Net income attributable to MPC	$948	$672	$276	$2,665	$1,726	$939

Net income attributable to MPC increased $276 million in the third quarter and $939 million in the first nine months of 2015 compared to the same periods of 2014, primarily due to our Refining & Marketing segment income from operations, which increased $486 million in the third quarter and $1.39 billion in the first nine months compared to the same periods of 2014. Additionally, our Speedway segment income increased $124 million in the third quarter and $267 million in the first nine months. The increase for the Refining & Marketing segment in the third quarter was primarily due to a $2.72 per barrel increase in gross margin, resulting from higher crack spreads, favorable effects on crude oil acquisition prices due to changes in market structure and more favorable product price realizations compared to the spot market reference prices. These increases were partially offset by less favorable crude oil acquisition costs relative to benchmark LLS crude oil, the effect of lower overall commodity prices on volumetric gains and the price differential of charge and blend stock relative to crude oil. The Chicago and Gulf Coast Light Louisiana Sweet 6-3-2-1 blended crack spread increased from $8.70 per barrel in the third quarter of 2014 to $12.18 per barrel in the third quarter of 2015. The increases in Speedway segment income for both periods were primarily the result of the addition of the newly acquired locations and higher light product and merchandise margins from the legacy stores, partially offset by higher operating and other expenses.
Sales and other operating revenues (including consumer excise taxes) decreased $6.72 billion in the third quarter and $19.12 billion in the first nine months of 2015 compared to the same periods of 2014. The decreases were primarily due to lower refined product sales prices partially offset by increases in refined product sales volumes. For the third quarter and first nine months of 2015, average refined product sales prices decreased $1.05 per gallon and $1.07 per gallon, respectively, while refined product sales volumes increased 205 mbpd and 224 mbpd, respectively.
Income from equity method investments decreased $6 million in the third quarter and $63 million in the first nine months of 2015 compared to the same periods of 2014, primarily due to decreases in income from our ethanol affiliates of $11 million and $56 million, respectively. The decreased income from our ethanol affiliates was mainly due to lower ethanol prices.
Net gain on disposal of assets was consistent in the third quarter and decreased $8 million in the first nine months of 2015 compared to the same periods of 2014, primarily due to the sale of two terminals in the second quarter of 2014 compared to the sale of one terminal in the first quarter of 2015.
Other income increased $5 million in the third quarter and $14 million in the first nine months of 2015 compared to the same periods of 2014. The increase in the third quarter was primarily due to increased gains on the sales of excess Renewable Identification Numbers (“RINs”). The increase in the first nine months of 2015 was primarily due to the absence of an $11 million impairment charge recorded in the second quarter of 2014 for an investment in a company accounted for using the cost method.
Cost of revenues decreased $7.77 billion in the third quarter and $22.00 billion in the first nine months of 2015 compared to the same periods of 2014. The decreases were primarily due to:

•
decreases in refined product cost of sales of $8.09 billion and $22.42 billion, respectively, primarily due to decreases in raw material costs, partially offset by increases in refined product sales volumes; and

•
decreases in refinery direct operating costs of $31 million, or $0.30 per barrel of total refinery throughput, and $663 million, or $1.78 per barrel of total refinery throughput, respectively, primarily due to the absence of costs associated with significant planned turnaround activity in 2014.

Purchases from related parties decreased $51 million in the third quarter and $182 million in the first nine months of 2015 compared to the same periods of 2014, primarily due to:

•	decreases in prices and volumes for ethanol purchases from TAME, TACE, and TAAE of $42 million for the third quarter and $121 million in the first nine months of 2015;

•	decreases in volumes purchased from Explorer of $8 million for the third quarter and $16 million in the first nine months of 2015; and

•	decrease in volume purchased from LOOP and Centennial of $46 million in the first nine months of 2015.
Consumer excise taxes increased $366 million in the third quarter and $1.02 billion in the first nine months of 2015 compared to the same periods of 2014, primarily due to increases in taxable refined product sales volumes for periods subsequent to the September 30, 2014 acquisition of convenience stores from Hess.
Depreciation and amortization increased $186 million in the third quarter and $266 million in the first nine months of 2015 compared to the same periods of 2014, primarily due to an impairment charge of $144 million related to the cancellation of the the ROUX project at our Garyville refinery in the third quarter of 2015 and depreciation of the fair value of the assets acquired from Hess by our Speedway segment.

Selling, general and administrative expenses increased $50 million in the third quarter and $139 million in the first nine months of 2015 compared to the same periods of 2014, primarily due to increases in employee benefit costs, contract services and additional expenses related to the convenience stores acquired from Hess. The increases in the third quarter and first nine months were partially offset by decreased pension settlement expenses of $19 million and $86 million, respectively.
Other taxes increased $9 million in the third quarter and $8 million in the first nine months of 2015 compared to the same periods of 2014. In the third quarter and first nine months of 2015, property taxes increased primarily attributable to the Hess convenience stores acquired in September 2014. In the first nine months, this increase was partially offset by tax credits received in the first quarter of 2015 and decreases in sales and use taxes resulting from decreased maintenance work at various refineries.
Net interest and other financial costs increased $20 million in the third quarter and $71 million in the first nine months of 2015 compared to the same periods of 2014, primarily due to the issuance of MPC senior notes and increased borrowings on the MPLX bank revolving credit facility and the MPLX and MPC term loan facilities. The MPC senior notes and term loan facility were used to fund the acquired Hess convenience stores in September 2014 and the MPLX bank revolving credit facility and term loan facility were used to fund its acquisitions of additional interest in Pipe Line Holdings.
Provision for income taxes increased $188 million in the third quarter and $541 million in the first nine months of 2015 compared to the same periods of 2014, primarily due to an increase of $467 million in income before income taxes in the third quarter and an increase of $1.49 billion in income before taxes for the first nine months. The effective tax rates for the third quarter of both 2015 and 2014 are equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.
Segment Results
Revenues
Revenues, including intersegment sales, are summarized by segment in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Refining & Marketing	$16,632	$23,968	$50,626	$71,518
Speedway	5,257	3,856	15,119	11,224
Pipeline Transportation	164	152	478	448
Segment revenues	$22,053	$27,976	$66,223	$83,190
Items included in both revenues and costs:
Consumer excise taxes	$1,988	$1,622	$5,759	$4,736
Refining & Marketing segment revenues decreased $7.34 billion in the third quarter and $20.89 billion in the first nine months of 2015 compared to the same periods of 2014. The decreases were primarily due to decreases in refined product sales prices, partially offset by increases in refined product sales volumes. The table below shows our Refining & Marketing segment refined product sales volumes, sales destined for export and average sales prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day)(a)	2,345	2,140	2,303	2,079
Refined product sales destined for export (thousands of barrels per day)	333	299	315	273
Average refined product sales prices (dollars per gallon)	$1.75	$2.80	$1.82	$2.89

(a)	Includes intersegment sales and sales destined for export.

The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per gallon)	2015	2014	2015	2014
Chicago spot unleaded regular gasoline	$1.71	$2.68	$1.70	$2.75
Chicago spot ultra-low sulfur diesel	1.60	2.82	1.69	2.92
USGC spot unleaded regular gasoline	1.60	2.65	1.66	2.70
USGC spot ultra-low sulfur diesel	1.51	2.79	1.67	2.88
Refining & Marketing intersegment sales to our Speedway segment increased $791 million in the third quarter and $2.13 billion in the first nine months of 2015 compared to the same periods of 2014. The increases in intersegment refined product sales volumes were primarily due to the acquisition of convenience stores from Hess, partially offset by lower refined product sales prices. The table below shows our Refining & Marketing intersegment sales to our Speedway segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$3,191	$2,400	$9,349	$7,223
Refined product sales volumes (millions of gallons)	1,510	789	4,371	2,285
Average refined product sales prices (dollars per gallon)	$2.11	$3.03	$2.13	$3.15
Speedway segment revenues increased $1.40 billion in the third quarter and $3.90 billion in the first nine months of 2015 compared to the same periods of 2014, primarily due to increases in gasoline and distillate sales of $930 million and $2.58 billion, respectively, and increases in merchandise sales of $424 million and $1.25 billion, respectively. The increases in gasoline and distillate sales were primarily due to volume increases of 713 million gallons and 2.08 billion gallons, respectively, primarily due to increases in the number of convenience stores resulting from the acquisition of convenience stores from Hess on September 30, 2014, partially offset by decreases in average gasoline and distillate selling prices of $0.97 per gallon and $1.04 per gallon, respectively. The increase in merchandise sales was primarily due to an increase in the number of convenience stores.
The following table includes certain revenue statistics for the Speedway segment and, for the period subsequent to September 30, 2014, includes results of the convenience stores acquired from Hess.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Convenience stores at period-end	2,756	2,744
Gasoline & distillate sales (millions of gallons)	1,555	842	4,501	2,421
Average gasoline & distillate sales prices (dollars per gallon)	$2.45	$3.42	$2.45	$3.49
Merchandise sales (in millions)	$1,294	$870	$3,669	$2,422
Same store gasoline sales volume (period over period)(b)	0.5%	(0.8%)	(0.3%)	(1.0%)
Same store merchandise sales (period over period)(a)(b)	3.6%	4.8%	4.7%	4.8%

(a)	Excludes cigarettes.

(b)	Same store comparison includes only locations owned at least 13 months, and therefore excludes locations acquired from Hess.

Pipeline Transportation segment revenue increased $12 million in the third quarter and $30 million in the first nine months of 2015 compared to the same periods of 2014, primarily due to higher average tariff rates and higher crude and refined product throughput. Crude oil pipeline throughput volumes increased 98 mbpd in the third quarter and 80 mbpd for the nine months and refined products pipeline throughput volumes increased 57 mbpd and 64 mbpd, respectively.
The following table includes throughput volumes for the Pipeline Transportation segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pipeline Throughputs (thousands of barrels per day):(a)
Crude oil pipelines	1,363	1,265	1,324	1,244
Refined products pipelines	896	839	907	843
Total	2,259	2,104	2,231	2,087

(a)	On owned common-carrier pipelines, excluding equity method investments.
Income from Operations
Income before income taxes and income from operations by segment are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Income from Operations by segment
Refining & Marketing	$1,457	$971	$3,979	$2,593
Speedway	243	119	538	271
Pipeline Transportation(a)	72	69	218	222
Items not allocated to segments:
Corporate and other unallocated items(a)	(77)	(76)	(233)	(204)
Pension settlement expenses	(2)	(21)	(4)	(90)
Impairment(b)	(144)	—	(144)	—
Income from operations	1,549	1,062	4,354	2,792
Net interest and other financial income (costs)	(70)	(50)	(215)	(144)
Income before income taxes	$1,479	$1,012	$4,139	$2,648

(a)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	See Note 13 to the unaudited consolidated financial statements for more information.
Refining & Marketing segment income from operations increased $486 million in the third quarter and $1.39 billion in the first nine months of 2015 compared to the same periods of 2014. The increase in the third quarter was primarily due to a $2.72 per barrel increase in gross margin, resulting from higher crack spreads, favorable effects on crude oil acquisition prices due to changes in market structure and more favorable product price realizations compared to the spot market reference prices. These increases were partially offset by less favorable crude oil acquisition costs relative to benchmark LLS crude oil, the effect of lower overall commodity prices on volumetric gains and the price differential of charge and blend stock relative to crude oil. The Chicago and Gulf Coast Light Louisiana Sweet 6-3-2-1 blended crack spread increased from $8.70 per barrel in the third quarter of 2014 to $12.18 per barrel in the third quarter of 2015.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per barrel)	2015	2014	2015	2014
Chicago LLS 6-3-2-1 crack spread(a)(b)	$14.49	$9.43	$11.38	$10.05
USGC LLS 6-3-2-1 crack spread(a)	10.77	8.26	10.32	8.35
Blended 6-3-2-1 crack spread(a)(c)	12.18	8.70	10.72	9.00
LLS	50.22	101.05	55.32	103.61
WTI	46.50	97.25	51.01	99.62
LLS—WTI crude oil differential(a)	3.72	3.80	4.31	3.99
Sweet/Sour crude oil differential(a)(d)	5.88	6.59	5.95	7.05

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 38 percent/62 percent based on our refining capacity by region.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Based on the market indicators above and our refinery throughputs, we estimate the following impacts on Refining & Marketing segment income from operations for the third quarter and first nine months of 2015 compared to the same periods of 2014:

•
The Chicago LLS 6-3-2-1 crack spread increased $5.06 per barrel for the third quarter and $1.33 per barrel for the first nine months which had a positive impact on segment income of $349 million for the third quarter and $386 million for the first nine months.

•
The USGC LLS 6-3-2-1 crack spread increased $2.51 per barrel for the third quarter and $1.97 per barrel for the first nine months, which had a positive impact on segment income of $289 million for the third quarter and $801 million for the first nine months.

•
The LLS-WTI crude oil differential decreased $0.08 per barrel for the third quarter, however, volume increases offset the narrowing crack spread resulting in a positive impact on segment income of $27 million for the third quarter. The spread increased $0.32 per barrel for the first nine months resulting in a positive impact on segment income of $95 million for the first nine months.

•
The sweet/sour crude oil differential decreased by $0.71 per barrel for the third quarter and $1.10 per barrel for the first nine months which had a negative impact on segment income of $19 million for the third quarter and $55 million for the first nine months. In both periods, the narrowing differentials were partially offset by increased volumes.

The above market indicators use spot market values and an estimated mix of crude purchases and product sales. Differences in our results compared to these market indicators, including product price realizations, mix and crude costs, as well as the effects of market structure on our crude oil acquisition prices, and other items like refinery yields and other feedstock variances, had estimated negative impacts on Refining & Marketing segment income of $99 million for the third quarter and $209 million for the first nine months of 2015 compared to the same periods of 2014.
The following table summarizes our refinery throughputs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,744	1,720	1,735	1,616
Other charge and blendstocks	168	160	170	172
Total	1,912	1,880	1,905	1,788
Sour crude oil throughput percent	56	52	55	52
WTI-priced crude oil throughput percent	20	16	20	18

Crude oil throughputs increased 24 mbpd in the third quarter and 119 mbpd in the first nine months of 2015 compared to the same periods of 2014, primarily due to higher planned turnaround and major maintenance activity at the Catlettsburg and Galveston Bay refineries in the third quarter of 2014 and in the first nine months of 2014. In the third quarter of 2015, these effects were partially offset by higher planned turnaround and major maintenance activity at our Robinson refinery.
The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Refining & Marketing gross margin (dollars per barrel)(a)	$17.27	$14.55	$16.08	$15.02
Refinery direct operating costs (dollars per barrel):(b)
Planned turnaround and major maintenance	$1.37	$1.52	$0.94	$1.82
Depreciation and amortization	1.36	1.35	1.37	1.43
Other manufacturing(c)	4.17	4.33	4.12	4.96
Total	$6.90	$7.20	$6.43	$8.21

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)	Per barrel of total refinery throughputs.

(c)	Includes utilities, labor, routine maintenance and other operating costs.
Refinery direct operating costs decreased $0.30 per barrel in the third quarter and decreased $1.78 per barrel in the first nine months of 2015 compared to the same periods of 2014, reflecting decreases in planned turnaround and major maintenance costs of $0.15 per barrel and $0.88 per barrel, respectively, and decreases in other manufacturing costs of $0.16 per barrel and $0.84 per barrel, respectively. The decreases in planned turnaround and major maintenance costs were primarily attributable to significant turnaround costs incurred by the Galveston Bay and Catlettsburg refineries in the third quarter of 2014 and the first nine months of 2014, partially offset by an increase in planned turnaround and major maintenance costs at the Robinson refinery in the third quarter of 2015. The decreases in other manufacturing costs were primarily attributable to lower costs for energy and catalyst.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with purchased RINs increased to $34 million in the third quarter and $151 million in the first nine months of 2015 from $28 million in the third quarter and $121 million in the first nine months of 2014. In the third quarter of 2015, the increase was primarily due to increased purchases of bio-mass based diesel RINs. In the first nine months of 2015, the increase was primarily due to a $46 million charge in the second quarter to recognize increased estimated costs for compliance based on the renewable fuel standards for 2014 and 2015 proposed in May 2015, particularly those for bio-mass based diesel and advanced biofuels.
Speedway segment income from operations increased $124 million in the third quarter and $267 million in the first nine months of 2015 compared to the same periods of 2014. The increases in segment income were primarily due to increases in our gasoline and distillate gross margin of $199 million, or $0.0550 per gallon, and $493 million, or $0.0471 per gallon, respectively, increases in our merchandise gross margin of $123 million and $377 million, respectively, partially offset by higher operating and administrative expenses. Gasoline, distillate and merchandise gross margins along with operating and administrative expenses were higher primarily due to the results of the acquired convenience stores from Hess.
The following table includes margin statistics for the Speedway segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gasoline & distillate gross margin (dollars per gallon)(a)	$0.2146	$0.1596	$0.1822	$0.1351
Merchandise gross margin (in millions)	$358	$235	$1,028	$651
Merchandise gross margin percent	27.7%	27.0%	28.0%	26.9%

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

Pipeline Transportation segment income from operations increased $3 million in the third quarter and decreased $4 million in the first nine months of 2015 compared to the same periods of 2014. In the third quarter of 2015, the increase was primarily due to higher pipeline transportation revenue reflecting higher average tariff rates and crude and light product throughput and higher equity affiliate income, partially offset by increased operating expenses and cost incurred in connection with the proposed MarkWest transaction. In the first nine months of 2015, the decrease was primarily due to increased operating expenses, lower equity affiliate income and cost incurred in connection with the proposed MarkWest transaction, partially offset by higher pipeline transportation revenue reflecting higher average tariff rates and crude and refined product throughput.
Corporate and other unallocated items increased $1 million in the third quarter and $29 million for the first nine months of 2015, largely due to higher unallocated employee benefit costs.
We recorded pretax pension settlement expenses of $2 million in the third quarter and $4 million in the first nine months of 2015 compared to $21 million in the third quarter and $90 million in the first nine months of 2014 resulting from the level of employee lump sum retirement distributions that occurred during those periods.
Unallocated items also included the $144 million impairment charge recorded in the third quarter of 2015 related to the cancellation of the ROUX project. The charge reflects the write-off of all costs capitalized to date on the project, including front-end engineering and long lead-time equipment.
Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $2.04 billion at September 30, 2015 compared to $1.49 billion at December 31, 2014. Net cash provided by (used in) operating activities, investing activities and financing activities for the first nine months of 2015 and 2014 are presented in the following table.

	Nine Months Ended September 30,
(In millions)	2015	2014
Net cash provided by (used in):
Operating activities	$3,253	$2,722
Investing activities	(1,428)	(4,024)
Financing activities	(1,275)	864
Total	$550	$(438)

Net cash provided by operating activities increased $531 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to an increase in net income of $950 million, partially offset by an unfavorable change in working capital of $657 million. Changes in working capital were a net $681 million use of cash in the first nine months of 2015 compared to a net $24 million use of cash in the first nine months of 2014. The net $681 million use of cash in the first nine months of 2015 was primarily due to a decrease in accounts payable and accrued liabilities, partially offset by decreases in current receivables and inventory. The above changes in working capital exclude changes in short-term debt. Changes from December 31, 2014 to September 30, 2015 per the consolidated balance sheets were as follows:

•	Accounts payable decreased $1.67 billion from year-end 2014, primarily due to lower crude oil prices.

•	Current receivables decreased $934 million from year-end 2014, primarily due to lower crude oil and refined product prices.

•	Inventories decreased $86 million from year-end 2014, primarily due to decreases in refined product and crude oil inventory volumes.
The net $24 million use of cash from working capital changes in the first nine months of 2014 was primarily due to an increase in inventories, partially offset by a decrease in current receivables and an increase in accounts payable. Changes from December 31, 2013 to September 30, 2014 per the consolidated balance sheets were as follows:

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

Net cash used in investing activities was $2.60 billion lower in the first nine months of 2015 compared to the first nine months of 2014, primarily due to a decrease in acquisitions and investments in affiliates, partially offset by an increase in additions to property, plant and equipment.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(In millions)	2015	2014
Additions to property, plant and equipment per consolidated statements of cash flows	$1,277	$952
Non-cash additions to property, plant and equipment	5	4
Acquisitions(a)	—	2,714
Asset retirement expenditures	1	1
Decrease in capital accruals	(22)	—
Total capital expenditures	1,261	3,671
Investments in equity method investees	221	341
Total capital expenditures and investments	$1,482	$4,012

(a)	The 2014 acquisition includes the acquisition of Hess’ Retail Operations and Related Assets. The acquisition numbers above include property, plant and equipment and intangibles.

Capital expenditures and investments are summarized by segment below.

	Nine Months Ended September 30,
(In millions)	2015	2014
Refining & Marketing(a)	$734	$731
Speedway(a)	275	2,783
Pipeline Transportation	352	418
Corporate and Other(b)	121	80
Total	$1,482	$4,012

(a)	The 2014 acquisition includes the acquisition of Hess’ Retail Operations and Related Assets. See Note 4 to the unaudited consolidated financial statements.

(b)	Includes capitalized interest of $26 million and $20 million for the nine months ended September 30, 2015 and 2014, respectively.
Net cash used for additions to property, plant and equipment increased $325 million for the first nine months of 2015 compared to the first nine months of 2014, primarily due to increases in capital expenditures in our Speedway and Pipeline Transportation segments. The increase in capital expenditures for our Speedway segment is primarily due to the conversion of convenience stores acquired from Hess in September 2014. The increase in capital expenditures for our Pipeline Transportation segment primarily reflects increased spending on the Robinson butane cavern, Cornerstone pipeline and Pasadena tank farm expansion projects. Net cash used in equity method investments decreased $121 million for the first nine months of 2015 compared to the first nine months of 2014, primarily due to our contributions to North Dakota Pipeline of $149 million to fund our portion of the Sandpiper pipeline project, our contributions to Illinois Extension Pipeline of $97 million to fund the SAX pipeline project and our acquisition of an additional seven percent interest in Explorer for $77 million in the first nine months of 2014, as compared to our contributions to Illinois Extension Pipeline of $94 million to fund the SAX pipeline project, our contributions to North Dakota Pipeline of $69 million to fund our portion of the Sandpiper pipeline project and our contributions to Crowley Ocean Partners LLC of $38 million in connection with delivery of a new Jones Act product tanker in the first nine months of 2015.
Financing activities were a net $1.28 billion use of cash in the first nine months of 2015 compared to a net $864 million source of cash in the first nine months of 2014. The uses of cash for both periods included common stock repurchases under our share repurchase authorizations and dividend payments offset by sources of cash from net borrowing activity.

Long-term debt borrowings and repayments were a net $95 million source of cash in the first nine months of 2015 compared to a net $2.87 billion source of cash in the first nine months of 2014. During the first nine months of 2015, MPLX used proceeds from its $500 million of MPLX senior notes to repay $385 million outstanding under the MPLX bank revolving credit agreement. During the first nine months of 2014, we issued $1.95 billion in aggregate principal amount of senior unsecured notes and borrowed $700 million under a term loan credit agreement to finance the acquisition of Hess' Retail Operations and Related Assets. In addition, MPLX borrowed $270 million under its bank revolving credit facility to fund MPLX’s acquisition of an additional interest in Pipe Line Holdings.
Cash used in common stock repurchases decreased $676 million in the first nine months of 2015 compared to the first nine months of 2014. The table below summarizes our total share repurchases for these periods. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase authorizations.

	Nine Months Ended September 30,
(In millions, except per share data)	2015	2014
Number of shares repurchased	15	33
Cash paid for shares repurchased	$773	$1,449
Effective average cost per delivered share	$49.97	$43.62
Cash used in dividend payments increased $57 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to a $0.15 per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments were $0.82 per common share in the first nine months of 2015 compared to $0.67 per common share in the first nine months of 2014.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $5.36 billion at September 30, 2015 consisting of:

	September 30, 2015
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$2,500	$—	$2,500
Trade receivables facility(b)	811	—	811
Total	$3,311	$—	$3,311
Cash and cash equivalents			2,044
Total liquidity			$5,355

(a)	Excludes MPLX’s $1.0 billion bank revolving credit facility, which had $1.0 billion available as of September 30, 2015.

(b)
Availability under our $1.3 billion trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products. Given the current environment, the Company has lowered the notional amount of the facility to $1.0 billion, effective October 14, 2015. As of October 31, 2015, eligible trade receivables supported borrowings of $718 million.

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

The MPC term loan agreement (the “Term Loan Agreement”), MPC bank revolving credit facility and MPLX credit agreement, which provides for MPLX bank revolving credit facility and the MPLX term loan facility (“MPLX Credit Agreement”), contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the Term Loan Agreement and the MPC bank revolving credit facility requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the Term Loan Agreement and the MPC bank revolving credit facility) of no greater than 0.65 to 1.00. As of September 30, 2015, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.28 to 1.00, as well as the other covenants contained in the Term Loan Agreement and the MPC bank revolving credit facility.
The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of September 30, 2015, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.1 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.
Our intention is to maintain an investment grade credit profile. As of September 30, 2015, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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
Neither the Term Loan Agreement, MPC bank revolving credit facility, MPLX Credit Agreement nor our trade receivables securitization facility contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt ratings would increase the applicable interest rates, yields and other fees payable under the Term Loan Agreement, the MPC bank revolving credit facility and our trade receivables securitization facility. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables securitization facility, impact our ability to purchase crude oil on an unsecured basis and could result in us having to post letters of credit under existing transportation services agreements.
Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 34 percent at September 30, 2015 and 37 percent at December 31, 2014.

(In millions)	September 30, 2015	December 31, 2014
Long-term debt due within one year	$780	$27
Long-term debt	5,912	6,575
Total debt	$6,692	$6,602
Calculation of debt-to-total-capital ratio:
Total debt	$6,692	$6,602
Total equity	12,925	11,390
Total capital	$19,617	$17,992
Debt-to-total-capital ratio	34%	37%

Capital Requirements
We have a capital and investment budget for 2015 of $2.53 billion, excluding capitalized interest. This budget also does not include the $675 million contribution to MPLX in connection with the pending Merger. The budget includes spending on refining, retail marketing, transportation, logistics and brand marketing projects as well as amounts designated for corporate activities. During the nine months ended September 30, 2015, our capital expenditures and investments were $1.46 billion, excluding capitalized interest. There have been no material changes to our 2015 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2014 was filed. We continuously evaluate our capital budget and make changes as conditions warrant.
Based on an evaluation of the implications of current market conditions on our proposed $2.2 billion ROUX project at our Garyville refinery, we have decided to cancel the project and will look to deploy this capital on projects providing superior return prospects. At the time of the decision to cancel the project, we had capitalized approximately $144 million of costs.
Pursuant to the purchase and sale agreement for the Galveston Bay Refinery and Related Assets, we may be required to pay the seller a contingent earnout of up to an additional $700 million over six years, subject to certain conditions. In June 2015 and July 2014, we paid $189 million and $180 million for the first and second year’s contingent earnout, respectively. We currently estimate the fair value of the remaining payments to be $312 million. See Note 14 to the unaudited consolidated financial statements.
Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through the third quarter of 2015. At September 30, 2015, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of September 30, 2015, our equity investment in Centennial was $38 million and we had a $35 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Note 21 to the unaudited consolidated financial statements for additional information on the debt guarantee.
During the nine months ended September 30, 2015, we made a $35 million voluntary contribution to our funded pension plans. We have no required funding for 2015, but may make additional voluntary contributions at our discretion depending on the anticipated funding status and plan asset performance.
On October 28, 2015, our board of directors approved a dividend of $0.32 per share on common stock. The dividend is payable December 10, 2015, to shareholders of record as of the close of business on November 18, 2015.
During the first nine months of 2015, we paid $773 million to acquire 15 million common shares through open market share repurchases. The effective average cost was $49.97 per delivered share. At September 30, 2015, we also had agreements to repurchase additional common shares for $9 million, which were settled in October 2015. On July 29, 2015, our board of directors approved an additional $2.0 billion share repurchase authorization expiring in July 2017. As of September 30, 2015, we had $2.95 billion of remaining share repurchase authorization. See Note 8 to the unaudited consolidated financial statements.
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
The above discussion contains forward-looking statements with respect to the contingent earnout payment to the seller of the Galveston Bay Refinery and Related Assets, the carrying value of our Centennial equity investment, future contributions to our funded pension plans and share repurchases. Forward-looking statements about our capital requirements are based on current expectations, estimates and projections and are not guarantees of future performance. Factors that could cause actual results to differ materially from those included in our forward-looking statements regarding capital requirements include the availability of liquidity, business conditions, a further decline or improvement in the long-term outlook of the potential uses of Centennial’s assets and the pursuit of different strategic alternatives for such assets, market price of our common stock, prices of and demand for crude oil and refinery feedstocks and refined products, actions of competitors, delays in obtaining necessary third-party approvals, changes in labor, materials, and equipment costs and availability, planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects, project cost overruns, disruptions or interruptions of our refining operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.

Contractual Cash Obligations
As of September 30, 2015, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first nine months of 2015, our long-term debt commitments increased $149 million. The increase was due to the issuance of MPLX senior notes, partially offset by the repayment of the borrowings under the MPLX bank revolving credit facility. Our commitments also include $103 million to Crowley Ocean Partners LLC for the delivery of three new Jones Act product tankers.
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
There have been no other significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2015.

Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2015.
Accounting Standards Not Yet Adopted
As discussed in Note 2 to our unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

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
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2015 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of September 30, 2015
Crude	$(47)	$(118)	$50	$125
Refined products	16	39	(16)	(39)
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2015 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding capital leases, as of September 30, 2015 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of September 30, 2015(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended September 30, 2015(c)
Long-term debt
Fixed-rate	$5,452	$524	n/a
Variable-rate	950	n/a	8

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2015.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2015.
At September 30, 2015, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the Term Loan Agreement and the MPLX term loan facility. There were no borrowings under the MPLX bank revolving credit facility as of September 30, 2015. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the Term Loan Agreement and the MPLX term loan facility, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2015, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Income from Operations by segment
Refining & Marketing	$1,457	$971	$3,979	$2,593
Speedway	243	119	538	271
Pipeline Transportation(a)	72	69	218	222
Items not allocated to segments:
Corporate and other unallocated items(a)	(77)	(76)	(233)	(204)
Pension settlement expenses	(2)	(21)	(4)	(90)
Impairment(b)	(144)	—	(144)	—
Income from operations	$1,549	$1,062	$4,354	$2,792
Capital Expenditures and Investments(c)(d)
Refining & Marketing	$298	$318	$734	$731
Speedway	130	2,707	275	2,783
Pipeline Transportation	114	224	352	418
Corporate and Other(e)	43	29	121	80
Total	$585	$3,278	$1,482	$4,012

(a)	Corporate overhead expenses attributable to MPLX are included in the Pipeline Transportation segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	Reflects an impairment charge resulting from the cancellation of the ROUX project.

(c)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(d)
The three and nine months ended September 30, 2014 includes $2.68 billion for the acquisition of Hess’ Retail Operations and Related Assets, which is substantially all within the Speedway segment. See Note 4 to the unaudited consolidated financial statements.

(e)
Includes capitalized interest of $10 million and $7 million for the three months ended September 30, 2015 and 2014, respectively and $26 million and $20 million for the nine months ended September 30, 2015 and 2014, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
MPC Consolidated Refined Product Sales Volumes (thousands of barrels per day)(a)(b)	2,359	2,155	2,316	2,092
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (thousands of barrels per day)(c)	2,345	2,140	2,303	2,079
Refining & Marketing gross margin (dollars per barrel)(d)	$17.27	$14.55	$16.08	$15.02
Crude oil capacity utilization percent(e)	101	100	100	94
Refinery throughputs (thousands of barrels per day):(f)
Crude oil refined	1,744	1,720	1,735	1,616
Other charge and blendstocks	168	160	170	172
Total	1,912	1,880	1,905	1,788
Sour crude oil throughput percent	56	52	55	52
WTI-priced crude oil throughput percent	20	16	20	18
Refined product yields (thousands of barrels per day):(f)
Gasoline	911	864	906	851
Distillates	611	598	598	574
Propane	33	36	36	36
Feedstocks and special products	292	330	307	280
Heavy fuel oil	32	24	30	27
Asphalt	66	63	58	52
Total	1,945	1,915	1,935	1,820
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.37	$1.52	$0.94	$1.82
Depreciation and amortization	1.36	1.35	1.37	1.43
Other manufacturing(h)	4.17	4.33	4.12	4.96
Total	$6.90	$7.20	$6.43	$8.21
Refining & Marketing Operating Statistics By Region - Gulf Coast
Refinery throughputs (thousands of barrels per day):(i)
Crude oil refined	1,072	1,075	1,065	989
Other charge and blendstocks	180	155	177	174
Total	1,252	1,230	1,242	1,163
Sour crude oil throughput percent	68	66	68	64
WTI-priced crude oil throughput percent	6	1	6	2
Refined product yields (thousands of barrels per day):(i)
Gasoline	544	505	526	498
Distillates	408	389	386	366
Propane	25	25	26	24
Feedstocks and special products	271	310	299	275
Heavy fuel oil	16	8	14	13
Asphalt	19	19	16	13
Total	1,283	1,256	1,267	1,189
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.80	$1.15	$0.70	$1.77
Depreciation and amortization	1.07	1.10	1.09	1.16
Other manufacturing(h)	4.00	4.11	3.92	4.86
Total	$5.87	$6.36	$5.71	$7.79

Supplementary Statistics (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (thousands of barrels per day):(i)
Crude oil refined	672	645	670	627
Other charge and blendstocks	28	38	33	43
Total	700	683	703	670
Sour crude oil throughput percent	36	30	35	33
WTI-priced crude oil throughput percent	43	41	42	42
Refined product yields (thousands of barrels per day):(i)
Gasoline	367	359	380	353
Distillates	203	209	212	208
Propane	10	13	11	13
Feedstocks and special products	59	51	46	49
Heavy fuel oil	16	16	17	14
Asphalt	47	44	42	39
Total	702	692	708	676
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$2.30	$2.10	$1.32	$1.78
Depreciation and amortization	1.80	1.75	1.79	1.80
Other manufacturing(h)	4.25	4.51	4.24	4.82
Total	$8.35	$8.36	$7.35	$8.40
Speedway Operating Statistics(b)
Convenience stores at period-end	2,756	2,744
Gasoline and distillate sales (millions of gallons)	1,555	842	4,501	2,421
Gasoline and distillate gross margin (dollars per gallon)(j)	$0.2146	$0.1596	$0.1822	$0.1351
Merchandise sales (in millions)	$1,294	$870	$3,669	$2,422
Merchandise gross margin (in millions)	$358	$235	$1,028	$651
Merchandise gross margin percent	27.7%	27.0%	28.0%	26.9%
Same store gasoline sales volume (period over period)(k)	0.5%	(0.8%)	(0.3%)	(1.0%)
Same store merchandise sales (period over period)(k)(l)	3.6%	4.8%	4.7%	4.8%
Pipeline Transportation Operating Statistics
Pipeline throughputs (thousands of barrels per day):(m)
Crude oil pipelines	1,363	1,265	1,324	1,244
Refined products pipelines	896	839	907	843
Total	2,259	2,104	2,231	2,087

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.

(b)	Includes the impact of Hess’ Retail Operations and Related Assets beginning on the September 30, 2014 acquisition date.

(c)	Includes intersegment sales.

(d)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)
Excludes inter-refinery volumes of 40 mbpd and 33 mbpd for the three months ended September 30, 2015 and 2014, respectively, and 40 mbpd and 45 mbpd for the nine months ended September 30, 2015 and 2014, respectively.

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
Litigation
As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, in July 2015 a purported class action lawsuit asserting claims challenging the pending Merger was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MWE. In August 2015, two similar putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by plaintiffs who purport to be unitholders of MWE. On September 9, 2015, these lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, now captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation. On October 1, 2015, the plaintiffs filed a consolidated complaint against the individual members of the board of directors of MarkWest Energy GP, L.L.C. (the “MWE GP Board”), MPLX, MPLX GP LLC, MPC and Sapphire Holdco LLC, a subsidiary of MPLX, asserting in connection with the Merger and related disclosures that, among other things, (i) the MWE GP Board breached its duties in approving the Merger with MPLX and (ii) MPC, MPLX, MPLX GP, and Sapphire Holdco LLC aided and abetted such breaches. The complaint seeks, among other relief, to enjoin the Merger, or in the event the Merger is consummated, rescission of the Merger or monetary damages. An adverse judgment for rescission of the Merger or for monetary damages following the completion of the Merger could have a material adverse effect on MPC. The parties believe these claims are without merit and intend to vigorously defend the consolidated lawsuit and therefore, at this time, we do not believe the ultimate resolution of this lawsuit will have a material adverse effect.
We are also a party to a number of other lawsuits and other proceedings and cannot predict the outcome of every such matter with certainty. While it is possible that an adverse result in one or more of the lawsuits or proceedings in which we are a defendant could be material to us, based upon current information and our experience as a defendant in other matters, we believe that these lawsuits and proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth a summary of our purchases during the quarter ended September 30, 2015, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
07/01/2015-07/31/2015	1,190,144	$55.53	1,188,596	$3,043,220,146
08/01/2015-08/31/2015	535,053	50.49	534,809	3,016,219,748
09/01/2015-09/30/2015	1,343,804	46.87	1,343,600	2,953,245,028
Total	3,069,001	50.86	3,067,005

(a)
The amounts in this column include 1,548, 244 and 204 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in July, August and September, respectively.

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

(c)
On July 30, 2015, we announced that our board of directors had approved an additional $2.0 billion share repurchase authorization through July 31, 2017, resulting in $10.0 billion of total share repurchase authorizations since January 1, 2012. This authorization is in addition to the previous authorization, announced July 30, 2014, which had approximately $953 million remaining as of September 30, 2015.

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

November 2, 2015	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller