Form 10-Q
period 2016-03-31
Marathon Petroleum Corp
filed 2016-05-02
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 529,834,884 shares of Marathon Petroleum Corporation common stock outstanding as of April 29, 2016.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended March 31, 2016

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization, a non-GAAP financial measure
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
IDR	Incentive Distribution Rights
LIBO Rate	London Interbank Offered Rate
LIFO	Last in, first out, an inventory costing method
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MMbtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
OTC	Over-the-Counter
ppm	Parts per million
RINs	Renewable Identification Numbers
SEC	Securities and Exchange Commission
SMR	Steam methane reformer, operated by a third party and located at the Javelina gas processing and fractionation complex in Corpus Christi, Texas
ULSD	Ultra-low sulfur diesel
U.S. GAAP	Accounting principles generally accepted in the United States
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$12,755	$17,191
Income from equity method investments	22	15
Net gain on disposal of assets	25	5
Other income	28	29
Total revenues and other income	12,830	17,240
Costs and expenses:
Cost of revenues (excludes items below)	9,701	13,044
Purchases from related parties	107	76
Inventory market valuation charge	15	—
Consumer excise taxes	1,826	1,832
Impairment expense	129	—
Depreciation and amortization	490	363
Selling, general and administrative expenses	378	358
Other taxes	109	97
Total costs and expenses	12,755	15,770
Income from operations	75	1,470
Net interest and other financial income (costs)	(142)	(81)
Income (loss) before income taxes	(67)	1,389
Provision for income taxes	11	486
Net income (loss)	(78)	903
Less net income (loss) attributable to noncontrolling interests	(79)	12
Net income attributable to MPC	$1	$891
Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$0.003	$1.63
Weighted average shares outstanding	529	545
Diluted:
Net income attributable to MPC per share	$0.003	$1.62
Weighted average shares outstanding	531	549
Dividends paid	$0.32	$0.25
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Net income (loss)	$(78)	$903
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $5 and $5	8	8
Prior service costs, net of tax of $-5 and $-5	(8)	(8)
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	(78)	903
Less comprehensive income (loss) attributable to noncontrolling interests	(79)	12
Comprehensive income attributable to MPC	$1	$891
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (MPLX: $4 and $43, respectively)	$308	$1,127
Receivables, less allowance for doubtful accounts of $11 and $12 (MPLX: $256 and $257, respectively)	2,602	2,927
Inventories (MPLX: $45 and $51, respectively)	4,983	5,225
Other current assets (MPLX: $28 and $50, respectively)	204	192
Total current assets	8,097	9,471
Equity method investments (MPLX: $2,598 and $2,458, respectively)	3,807	3,622
Property, plant and equipment, net (MPLX: $10,195 and $9,997, respectively)	25,319	25,164
Goodwill (MPLX: $2,200 and $2,570, respectively)	3,649	4,019
Other noncurrent assets (MPLX: $531 and $478, respectively)	886	839
Total assets	$41,758	$43,115
Liabilities
Current liabilities:
Accounts payable (MPLX: $424 and $449, respectively)	$4,083	$4,743
Payroll and benefits payable (MPLX: $1 and $18, respectively)	302	503
Consumer excise taxes payable (MPLX: $1 and $1, respectively)	459	460
Accrued taxes (MPLX: $23 and $26, respectively)	145	184
Debt due within one year (MPLX: $1 and $1, respectively)	215	29
Other current liabilities (MPLX: $69 and $65, respectively)	391	426
Total current liabilities	5,595	6,345
Long-term debt (MPLX: $4,715 and $5,255, respectively)	11,351	11,896
Deferred income taxes (MPLX: $382 and $378, respectively)	3,356	3,285
Defined benefit postretirement plan obligations	1,216	1,179
Deferred credits and other liabilities (MPLX: $172 and $170, respectively)	746	735
Total liabilities	22,264	23,440
Commitments and contingencies (see Note 22)
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value 0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 730 million and 729 million shares (par value 0.01 per share, 1 billion shares authorized)	7	7
Held in treasury, at cost – 200 million and 198 million shares	(7,353)	(7,275)
Additional paid-in capital	10,982	11,071
Retained earnings	9,584	9,752
Accumulated other comprehensive loss	(318)	(318)
Total MPC stockholders’ equity	12,902	13,237
Noncontrolling interests	6,592	6,438
Total equity	19,494	19,675
Total liabilities and equity	$41,758	$43,115
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$(78)	$903
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment expense	129	—
Depreciation and amortization	490	363
Inventory market valuation charge	15	—
Pension and other postretirement benefits, net	30	26
Deferred income taxes	(2)	(2)
Net gain on disposal of assets	(25)	(5)
Equity method investments, net	28	2
Changes in the fair value of derivative instruments	(18)	(12)
Changes in:
Current receivables	325	691
Inventories	226	205
Current accounts payable and accrued liabilities	(810)	(939)
All other, net	17	(42)
Net cash provided by operating activities	327	1,190
Investing activities:
Additions to property, plant and equipment	(745)	(389)
Disposal of assets	77	11
Investments – acquisitions, loans and contributions	(66)	(42)
– redemptions, repayments and return of capital	—	1
All other, net	7	31
Net cash used in investing activities	(727)	(388)
Financing activities:
Commercial paper – issued	264	—
– repayments	(76)	—
Long-term debt – borrowings	586	528
– repayments	(1,145)	(421)
Debt issuance costs	(1)	(4)
Issuance of common stock	1	21
Common stock repurchased	(75)	(209)
Dividends paid	(169)	(136)
Issuance of MPLX LP common units	315	—
Distributions to noncontrolling interests	(121)	(9)
All other, net	2	12
Net cash used in financing activities	(419)	(218)
Net increase (decrease) in cash and cash equivalents	(819)	584
Cash and cash equivalents at beginning of period	1,127	1,494
Cash and cash equivalents at end of period	$308	$2,078
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	$7	$(6,299)	$9,841	$7,515	$(313)	$639	$11,390
Net income	—	—	—	891	—	12	903
Dividends declared	—	—	—	(137)	—	—	(137)
Distributions to noncontrolling interests	—	—	—	—	—	(9)	(9)
Shares repurchased	—	(209)	—	—	—	—	(209)
Shares issued (returned) – stock-based compensation	—	(4)	21	—	—	—	17
Stock-based compensation	—	—	25	—	—	—	25
Balance as of March 31, 2015	$7	$(6,512)	$9,887	$8,269	$(313)	$642	$11,980
Balance as of December 31, 2015	$7	$(7,275)	$11,071	$9,752	$(318)	$6,438	$19,675
Net income (loss)	—	—	—	1	—	(79)	(78)
Dividends declared	—	—	—	(169)	—	—	(169)
Distributions to noncontrolling interests	—	—	—	—	—	(121)	(121)
Shares repurchased	—	(75)	—	—	—	—	(75)
Shares issued (returned) – stock-based compensation	—	(3)	1	—	—	—	(2)
Stock-based compensation	—	—	15	—	—	2	17
Issuance of MPLX LP common units, inclusive of deferred income tax of $8	—	—	(32)	—	—	355	323
Deferred income tax effect from changes in noncontrolling interest - contribution of inland marine	—	—	42	—	—	—	42
Deferred income tax effect from changes in noncontrolling interest - MarkWest Merger	—	—	(115)	—	—	—	(115)
Other	—	—	—	—	—	(3)	(3)
Balance as of March 31, 2016	$7	$(7,353)	$10,982	$9,584	$(318)	$6,592	$19,494

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2014	726	(179)
Shares repurchased	—	(5)
Shares issued – stock-based compensation	2	—
Balance as of March 31, 2015	728	(184)
Balance as of December 31, 2015	729	(198)
Shares repurchased	—	(2)
Shares issued (returned) – stock-based compensation	1	—
Balance as of March 31, 2016	730	(200)
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
1. Description of the Business and Basis of Presentation
Description of the Business—Our business consists of refining and marketing, retail and midstream services conducted primarily in the Midwest, Gulf Coast, East Coast, Northeast and Southeast regions of the United States, through subsidiaries, including Marathon Petroleum Company LP, Speedway LLC and its subsidiaries (“Speedway”) and MPLX LP and its subsidiaries (“MPLX”).
See Note 9 for additional information about our operations.
Basis of Presentation—All significant intercompany transactions and accounts have been eliminated.
These interim consolidated financial statements are unaudited; however, in the opinion of our management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.
We completed a two-for-one stock split in June 2015. All historical share and per share data included in these consolidated financial statements has been retroactively restated on a post-split basis.
In the first quarter of 2016, we revised our segment reporting of the operating results for our inland marine business and our investment in an ocean vessel joint venture, Crowley Ocean Partners LLC (“Crowley Ocean Partners”) in connection with the contribution of our inland marine business to MPLX. See Note 3 for additional information. These operating results are now reported in our Midstream segment. Previously they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation. See Note 9 for additional information.
2. Accounting Standards
Recently Adopted
In September 2015, the FASB issued an accounting standard update that eliminates the requirement to restate prior period financial statements for measurement period adjustments for business combinations. This update requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The standard was effective for interim and annual periods beginning after December 15, 2015 with early application permitted. We recognized measurement period adjustments during the three months ended March 31, 2016 as additional analysis was completed on the preliminary purchase price allocation for the acquisition of MarkWest Energy Partners, L.P. (“MarkWest”). See Note 4 for further discussion and detail related to the adjustment.
In May 2015, the FASB issued an accounting standard update that eliminates the requirement to categorize in the fair value hierarchy investments that are measured at net asset value using the practical expedient. The standard was effective for fiscal years beginning after December 15, 2015 and interim periods within the fiscal year. Retrospective application is required and early adoption is permitted. Adoption of this standard update in the first quarter of 2016 did not have a material impact on our disclosures.
In April 2015, the FASB issued an accounting standard update clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The change was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective or prospective application is allowed and early adoption is permitted. We adopted this standard prospectively in the first quarter of 2016 and it did not have a material impact on our consolidated results of operations, financial position or cash flows.

In February 2015, the FASB issued an accounting standard update making targeted changes to the current consolidation guidance. The new standard changes the considerations related to substantive rights, related parties, and decision making fees when applying the VIE consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Under the new standard, we continue to consolidate our master limited partnership, MPLX, but it is now considered to be a VIE. The standard update did impact our disclosures for this consolidated VIE, but did not have a material impact on our results of operations, financial position or cash flows.
In June 2014, the FASB issued an accounting standard update for the elimination of the concept of development stage entity (“DSE”) from U.S. GAAP and removes the related incremental reporting. The standards update eliminates the additional financial statement requirements specific to a DSE and was adopted in the first quarter of 2015. In addition, the portion of the standard to amend the consolidation model that eliminates the special provisions in the VIE rules for assessing the sufficiency of the equity of a DSE was adopted in the first quarter of 2016. Adoption of this standards update in the first quarter of 2015 and 2016 did not have an impact on our consolidated results of operations, financial position or cash flows.
Not Yet Adopted
In March 2016, the FASB issued an accounting standard update to simplify some provisions in stock compensation accounting. The areas for simplification of this update involve the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of the statement of cash flows. This update will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. We do not expect application of this standard to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued an accounting standard update eliminating the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. This update will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The guidance will be applied prospectively and early adoption is permitted. We do not expect application of this standard to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued an accounting standard update on lease accounting. This update requires lessees to record most leases on their balance sheets. The new standard also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The accounting standard update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are in the process of determining the impact of the new standard on the consolidated financial statements.
In January 2016, the FASB issued an accounting standard update requiring unconsolidated equity investments, not accounted for under the equity method, to be measured at fair value with changes in fair value recognized in net income. The update also requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes and the separate presentation of financial assets and liabilities by measurement category and form on the balance sheet and accompanying notes. The update eliminates the requirement to disclose the methods and assumptions used in estimating the fair value of financial instruments measured at amortized cost. Lastly, the update requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when electing to measure the liability at fair value in accordance with the fair value option for financial instruments. The changes are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Upon adoption, entities will be required to make a cumulative-effect adjustment to the consolidated results of operations as of the beginning of the first reporting period the guidance is effective. Early adoption is permitted only for the amendment regarding presentation of a liability’s credit risk. We do not expect application of this standard to have a material impact on our consolidated financial statements.
In August 2014, the FASB issued an accounting standard update requiring management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Management will be required to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The accounting standard update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. We do not expect application of this standard to have an impact on our financial reporting.

In May 2014, the FASB issued an accounting standard update for revenue recognition. The guidance in the update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The accounting standard update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted, no earlier than January 1, 2017. We are in the process of determining the impact of the new standard on our consolidated financial statements.
3. MPLX LP
MPLX is a publicly traded master limited partnership formed by us to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of hydrocarbon-based products, including crude oil, refined products, natural gas and NGLs. On December 4, 2015, MPLX and MarkWest completed a merger, whereby MarkWest became a wholly-owned subsidiary of MPLX (the “MarkWest Merger”). MarkWest’s operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. MPLX’s other assets include a 100 percent interest in MPLX Pipe Line Holdings LLC (“Pipe Line Holdings”), which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States and a 100 percent interest in a butane cavern in Neal, West Virginia. And effective March 31, 2016 (as described below), MPLX also owns an inland marine business, which is comprised of 18 tow boats and 205 barges and transports primarily crude oil and refined products in the Midwest and Gulf Coast regions of the United States principally for MPC.
As of March 31, 2016, we owned a 25 percent interest in MPLX, including a two percent general partner interest. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to significant economic interest, we also have the power, through our 100 percent ownership of the general partner interest, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 75 percent interest owned by the public.
The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements.
Contribution of Inland Marine Business to MPLX
On March 31, 2016, we contributed our inland marine business to MPLX in exchange for 23 million MPLX common units and 460 thousand general partner units. The number of units we received from MPLX was determined by dividing $600 million by the volume weighted average NYSE price of MPLX common units for the 10 trading days preceding March 14, 2016, pursuant to the Membership Interests Contribution Agreement. We also agreed to waive first-quarter 2016 common unit distributions, IDRs and general partner distributions, with respect to the common units issued in this transaction. The contribution of our inland marine business was accounted for as a transaction between entities under common control and we did not record a gain or loss.
ATM Program
On March 4, 2016, MPLX filed a prospectus supplement to its shelf registration statement filed with the SEC on March 27, 2015, authorizing the continuous issuance of up to an aggregate of $500 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of any offerings (such continuous offering program, or at-the-market program, referred to as the “ATM Program”). MPLX expects to use the net proceeds from sales under the ATM Program for general partnership purposes.
During the three months ended March 31, 2016, MPLX issued an aggregate of 12 million common units under the ATM Program, generating net proceeds of approximately $315 million. As a result of common units issued under the ATM Program during the period, we contributed approximately $6 million to MPLX in exchange for general partner units to maintain our two percent general partner interest.
Agreements
We have various long-term, fee-based transportation and storage services agreements with MPLX. Under these agreements, MPLX provides transportation and storage services to us, and we commit to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products systems and minimum storage volumes of crude oil, refined products and butane. We also have agreements with MPLX that establish fees for operational and management services provided between us and MPLX and for executive management services and certain general and administrative services provided by us to MPLX. These transactions are eliminated in consolidation.

4. Acquisition and Investments

Merger with MarkWest Energy Partners, L.P.
On December 4, 2015, MPLX completed the MarkWest Merger. The total value of consideration transferred was $8.61 billion, consisting of $7.33 billion in equity and $1.28 billion in cash. At closing, we made a payment of $1.23 billion to MarkWest common unitholders and the remaining $50 million will be paid in equal amounts in July 2016 and July 2017, respectively, in connection with the conversion of the MPLX Class B units to MPLX common units. Our financial results and operating statistics reflect the results of MarkWest from the date of the MarkWest Merger.
The following table summarizes the preliminary purchase price allocation. Subsequent to December 31, 2015, additional analysis was completed and adjustments were made to the preliminary purchase price allocation as noted in the table below. The estimated fair value of assets acquired and liabilities and noncontrolling interests assumed at the acquisition date as of March 31, 2016, are as follows:

(In millions)	As originally reported	Adjustments	As adjusted
Cash and cash equivalents	$12	$—	$12
Receivables	164	—	164
Inventories	33	(1)	32
Other current assets	44	—	44
Equity method investments	2,457	143	2,600
Property, plant and equipment, net	8,474	43	8,517
Other noncurrent assets(a)	473	65	538
Total assets acquired	11,657	250	11,907
Accounts payable	322	6	328
Payroll and benefits payable	13	—	13
Accrued taxes	21	—	21
Other current liabilities	44	—	44
Long-term debt	4,567	—	4,567
Deferred income taxes	374	3	377
Deferred credit and other liabilities	151	—	151
Noncontrolling interests	13	—	13
Total liabilities and noncontrolling interest assumed	5,505	9	5,514
Net assets acquired excluding goodwill	6,152	241	6,393
Goodwill	2,454	(241)	2,213
Net assets acquired	$8,606	$—	$8,606

(a)	The adjustment relates to the intangible asset acquired.
Adjustments to the preliminary purchase price stem mainly from additional information obtained by management in the first quarter about facts and circumstances that existed at the acquisition date including updates to forecasted employee benefit costs and capital expenditures, and completion of certain valuations to determine the underlying fair value of certain acquired assets. The adjustment to intangibles mainly relates to a misstatement in the original preliminary purchase price allocation. The correction of the error resulted in a $68 million reduction to the carrying value of goodwill and an offsetting increase of $64 million in intangibles and $2 million in each of equity method investments and property, plant and equipment. Management concluded that the correction of the error is immaterial to the consolidated financial statements of all periods presented. We are still completing our analysis of the final purchase price allocation.
The increase to fair value of equity method investments, property plant and equipment, and other noncurrent assets noted above would not have resulted in a material effect to depreciation and amortization or income from equity method investments in the Consolidated Statements of Income for the year ended December 31, 2015, had the fair value adjustments been recorded as of December 4, 2015.

The net fair value of the assets acquired and liabilities assumed in connection with the MarkWest Merger was less than the fair value of the total consideration resulting in the recognition of $2.21 billion of goodwill in three reporting units within our Midstream segment, substantially all of which is not deductible for tax purposes. Goodwill represents the complementary aspects of the highly diverse asset base of MarkWest and MPLX that will provide significant additional opportunities across the hydrocarbon value chain.
As further discussed in Note 14, we recorded a goodwill impairment charge based on the implied fair value of goodwill as of the interim impairment analysis date. Therefore, any future adjustments to the purchase price allocation will be offset by adjustments to the impairment expense line item in the Consolidated Statements of Income.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the MarkWest Merger occurred on January 1, 2014. The unaudited pro forma financial information does not give effect to potential synergies that could result from the transaction and is not necessarily indicative of the results of future operations.

Three Months Ended March 31,
(In millions, except per share data)	2015
Sales and other operating revenues (including consumer excise taxes)	$17,652
Net income attributable to MPC	871
Net income attributable to MPC per share – basic	$1.60
Net income attributable to MPC per share – diluted	1.59
The unaudited pro forma information includes adjustments to align accounting policies, an adjustment to depreciation expense to reflect the fair value of property, plant and equipment, increased amortization expense related to identifiable intangible assets, adjustments to amortize the fair value adjustment for the debt assumed by MPLX, adjustments to reflect the change in our limited partner interest in MPLX resulting from the MarkWest Merger, as well as the related income tax effects.
Investment in Ocean Vessel Joint Venture
In September 2015, we acquired a 50 percent ownership interest in a new joint venture with Crowley Maritime Corporation through our investment in Crowley Ocean Partners. The joint venture will operate and charter four new Jones Act product tankers, most of which will be leased to MPC. The new vessels are in various stages of construction with two of them completed and operational prior to the end of the first quarter. Contributions to the joint venture with respect to each vessel will occur at the vessel’s delivery. During 2015, we contributed $72 million in connection with delivery of the first two vessels. The third vessel was delivered April 15, 2016 and the remaining vessel is expected to be delivered by the third quarter of 2016. We account for our ownership interest in Crowley Ocean Partners as an equity method investment. In the first quarter of 2016, we revised our internal reporting of operating results for our investment in Crowley Ocean Partners. These operating results are now reported in our Midstream segment. Previously they were reported as part of our Refining & Marketing segment. Prior periods have been recast to reflect our revised segment presentation. See Note 22 for information on our conditional guarantee of the indebtedness of the joint venture and future contributions to Crowley Ocean Partners.
Investment in Pipeline Company
In November 2013, we agreed to serve as an anchor shipper for the Sandpiper pipeline project and fund 37.5 percent of the construction costs of the project, which will become part of Enbridge Energy Partners L.P.’s (“Enbridge Energy Partners”) North Dakota System. In exchange for these commitments, we will earn an approximate 27 percent equity interest in Enbridge Energy Partners’ North Dakota System when the Sandpiper pipeline is placed into service. We also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements. The anticipated in-service date for the pipeline is likely to be delayed from 2017 to early 2019, which is also likely to increase cost estimates for the project. The project schedule and cost estimates remain under review. We made contributions of $5 million to North Dakota Pipeline Company LLC (“North Dakota Pipeline”) during the three months ended March 31, 2016 and have contributed $292 million since project inception. We account for our interest in North Dakota Pipeline as part of our Midstream segment using the equity method of accounting. See Note 22 for information on future contributions to North Dakota Pipeline.

5. Variable Interest Entities
In addition to MPLX, as described in Note 3, the following entities are also VIEs.
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
MarkWest has a 60 percent legal ownership interest in MarkWest Utica EMG. MarkWest Utica EMG's inability to fund its planned activities without subordinated financial support qualify it as a VIE. Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. We account for our ownership interest in MarkWest Utica EMG as an equity method investment. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating MarkWest Utica EMG. Our maximum exposure to loss as a result of our involvement with MarkWest Utica EMG includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in MarkWest Utica EMG at March 31, 2016 was $2.29 billion.
Ohio Gathering
Ohio Gathering Company, L.L.C. (“Ohio Gathering”) is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of March 31, 2016, we had a 36 percent indirect ownership interest in Ohio Gathering. As this entity is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating Ohio Gathering.
6. Related Party Transactions
Our related parties include:

•	Centennial Pipeline LLC (“Centennial”), in which we have a 50 percent noncontrolling interest. Centennial owns a refined products pipeline and storage facility.

•	Crowley Ocean Partners, in which we have a 50 percent noncontrolling interest. Crowley Ocean Partners operates and charters Jones Act product tankers.

•	Explorer Pipeline Company (“Explorer”), in which we have a 25 percent interest. Explorer owns and operates a refined products pipeline.

•	Illinois Extension Pipeline Company, LLC (“Illinois Extension Pipeline”), in which we have a 35 percent noncontrolling interest. Illinois Extension Pipeline owns and operates a crude oil pipeline.

•	LOCAP LLC (“LOCAP”), in which we have a 59 percent noncontrolling interest. LOCAP owns and operates a crude oil pipeline.

•	LOOP LLC (“LOOP”), in which we have a 51 percent noncontrolling interest. LOOP owns and operates the only U.S. deepwater oil port.

•
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C. (“Jefferson Dry Gas”), in which we have a 67 percent noncontrolling interest. Jefferson Dry Gas is engaged in dry natural gas gathering in the county of Jefferson, Ohio.

•	MarkWest Utica EMG, in which we have a 60 percent noncontrolling interest. MarkWest Utica EMG owns and operates a NGL pipeline and natural gas gathering system.

•
Ohio Condensate Company, L.L.C. (“Ohio Condensate”), in which we have a 60 percent noncontrolling interest. Ohio Condensate owns and operates wellhead condensate stabilization and gathering services for certain locations within Ohio.

•	Ohio Gathering, in which we have a 36 percent indirect noncontrolling interest. Ohio Gathering owns, operates and develops midstream gathering infrastructure in southeastern Ohio.

•
The Andersons Albion Ethanol LLC (“TAAE”), in which we have a 45 percent noncontrolling interest, The Andersons Clymers Ethanol LLC (“TACE”), in which we have a 60 percent noncontrolling interest and The Andersons Marathon Ethanol LLC (“TAME”), in which we have a 67 percent direct and indirect noncontrolling interest. These companies each own and operate an ethanol production facility.

•	Other equity method investees.

We believe that transactions with related parties were conducted on terms comparable to those with unaffiliated parties.
Sales to related parties, which are included in sales and other operating revenues (including consumer excise taxes) on the consolidated statements of income, were $1 million for both the three months ended March 31, 2016 and 2015.
Other income from related parties, which is included in other income on the consolidated statements of income, were $8 million and less than $1 million for the three months ended March 31, 2016 and 2015, respectively. Other income from related parties consists primarily of fees received for operating transportation assets for our related parties.
Purchases from related parties were as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Centennial	$2	$—
Crowley Ocean Partners	6	—
Explorer	2	7
Illinois Extension Pipeline	27	—
LOCAP	6	5
LOOP	13	13
Ohio Condensate	3	—
TAAE	9	13
TACE	17	16
TAME	20	20
Other equity method investees	2	2
Total	$107	$76
Related party purchases from Centennial consist primarily of refinery feedstocks and refined product transportation costs. Related party purchases from Crowley Ocean Partners consist of leasing equipment primarily used to transport refined products. Related party purchases from Explorer consist primarily of refined product transportation costs. Related party purchases from Illinois Extension Pipeline, LOCAP, LOOP and other equity method investees consist primarily of crude oil transportation costs. Related party purchases from Ohio Condensate consist of processing fees for crude oil and refinery feedstocks. Related party purchases from TAAE, TACE and TAME consist of ethanol purchases.
Receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

(In millions)	March 31, 2016	December 31, 2015
Centennial	$1	$1
Jefferson Dry Gas	—	2
MarkWest Utica EMG	1	1
Ohio Condensate	—	3
Ohio Gathering	3	5
Other equity method investees	2	1
Total	$7	$13
Long-term receivable from Ohio Condensate, which is included in other noncurrent assets on the consolidated balance sheet, was zero at March 31, 2016 and $1 million at December 31, 2015.

Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

(In millions)	March 31, 2016	December 31, 2015
Centennial	$1	$—
Explorer	1	1
Illinois Extension Pipeline	10	4
LOCAP	2	2
LOOP	4	5
MarkWest Utica EMG	21	19
Ohio Condensate	3	4
TAAE	1	1
TACE	1	2
TAME	2	3
Other equity method investees	1	1
Total	$47	$42
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

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$1	$891
Income allocated to participating securities	—	1
Income available to common stockholders – basic	$1	$890
Weighted average common shares outstanding	529	545
Basic earnings per share	$0.003	$1.63
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$1	$891
Income allocated to participating securities	—	1
Income available to common stockholders – diluted	$1	$890
Weighted average common shares outstanding	529	545
Effect of dilutive securities	2	4
Weighted average common shares, including dilutive effect	531	549
Diluted earnings per share	$0.003	$1.62

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended March 31,
(In millions)	2016	2015
Shares issued under stock-based compensation plans	3	1
8. Equity
Since January 1, 2012, our board of directors has approved $10.0 billion in total share repurchase authorizations and we have repurchased a total of $7.31 billion of our common stock under these authorizations, leaving $2.69 billion available for repurchases as of March 31, 2016. Under these authorizations, we have acquired 200 million shares at an average cost per share of $36.71.
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
Total share repurchases were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Number of shares repurchased	2	4
Cash paid for shares repurchased	$75	$209
Effective average cost per delivered share	$43.96	$47.51
9. Segment Information
In the first quarter of 2016, we revised our segment reporting of the operating results for our inland marine business and our investment in Crowley Ocean Partners in connection with the contribution of our inland marine business to MPLX. These operating results are now reported in our Midstream segment. Previously they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation.
We have three reportable segments: Refining & Marketing; Speedway; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast and Midwest regions of the United States, purchases ethanol and refined products for resale and distributes refined products through various means, including terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway segment and to independent entrepreneurs who operate Marathon® retail outlets.

•	Speedway – sells transportation fuels and convenience merchandise in retail markets in the Midwest, East Coast and Southeast regions of the United States.

•
Midstream – includes the operations of MPLX and certain other related operations. The Midstream segment gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs and transports and stores crude oil and refined products.

On December 4, 2015, MPLX completed a merger with MarkWest and its results are included in the Midstream segment. Segment information for periods prior to the MarkWest Merger does not include amounts for these operations. See Note 4.
Segment income represents income from operations attributable to the reportable segments. Corporate administrative expenses and costs related to certain non-operating assets are not allocated to the reportable segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the reportable segments.

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended March 31, 2016
Revenues:
Customer	$8,406	$3,950	$399	$12,755
Intersegment(a)	2,165	1	193	2,359
Segment revenues	$10,571	$3,951	$592	$15,114
Segment income (loss) from operations(b)	$(62)	$167	$167	$272
Income (loss) from equity method investments	(1)	—	23	22
Depreciation and amortization(c)	273	63	140	476
Capital expenditures and investments(d)	243	50	350	643

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended March 31, 2015
Revenues:
Customer	$12,644	$4,531	$16	$17,191
Intersegment(a)	2,734	—	187	2,921
Segment revenues	$15,378	$4,531	$203	$20,112
Segment income from operations(b)	$1,292	$168	$90	$1,550
Income from equity method investments	6	—	9	15
Depreciation and amortization(c)	261	63	26	350
Capital expenditures and investments(d)	223	45	87	355

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(d)	Capital expenditures include changes in capital accruals, acquisitions (including any goodwill) and investments in affiliates.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2016	2015
Segment income from operations	$272	$1,550
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(67)	(79)
Pension settlement expenses(c)	(1)	(1)
Impairments(d)	(129)	—
Net interest and other financial income (costs)	(142)	(81)
Income before income taxes	$(67)	$1,389

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.

(b)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	See Note 20.

(d)	See Note 14.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2016	2015
Segment capital expenditures and investments	$643	$355
Less: Investments in equity method investees(a)	209	42
Plus: Items not allocated to segments:
Capital expenditures not allocated to segments	24	21
Capitalized interest	17	8
Total capital expenditures(b)	$475	$342

(a)	The three months ended March 31, 2016 includes an adjustment of $143 million to the fair value of equity investments acquired in connection with the MarkWest Merger. See Note 4.

(b)
Capital expenditures include changes in capital accruals. See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

10. Other Items
Net interest and other financial income (costs) was:

	Three Months Ended March 31,
(In millions)	2016	2015
Interest income	$1	$1
Interest expense(a)	(153)	(80)
Interest capitalized	16	8
Other financial costs	(6)	(10)
Net interest and other financial income (costs)	$(142)	$(81)

(a)	The three months ended March 31, 2016 includes $11 million for the amortization of the discount related to the difference between the fair value and the principal amount of the assumed MarkWest debt.
11. Income Taxes
The combined federal, state and foreign income tax rate was (17) percent and 35 percent for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate for the three months ended March 31, 2016 was significantly affected by permanent tax differences related to the net loss attributable to noncontrolling interest, including their proportional share of the goodwill impairment charge recorded by MPLX. The net loss attributable to noncontrolling interest reduced the effective rate by 51 percent from the U.S. statutory rate of 35 percent. For the three months ended March 31, 2015, the effective tax rate is equivalent to the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.
On March 31, 2016, we contributed our inland marine business to MPLX in exchange for MPLX common units representing limited partner interests and general partner units resulting in an increase in MPC’s controlling interest in MPLX. A decrease in MPC’s deferred tax liabilities of $42 million directly related to this change in ownership of the underlying assets of MPLX was recorded with an offsetting increase to additional paid-in capital.
During the first quarter of 2016, MPC’s deferred tax liabilities increased $115 million for an out of period adjustment to update the preliminary tax effects recorded in 2015 related to the MarkWest Merger, which was recorded with an offsetting decrease to additional paid-in capital. The impact of the adjustment was not material to the Consolidated Balance Sheet as of December 31, 2015.
We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2003 tax years, respectively. We had $11 million of unrecognized tax benefits as of March 31, 2016. Pursuant to our tax sharing agreement with Marathon Oil Corporation (“Marathon Oil”), the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 22 for indemnification information.

12. Inventories

(In millions)	March 31, 2016	December 31, 2015
Crude oil and refinery feedstocks	$2,044	$2,180
Refined products	2,761	2,804
Materials and supplies	399	438
Merchandise	164	173
Lower of cost or market reserve	(385)	(370)
Total	$4,983	$5,225
Inventories are carried at the lower of cost or market value. Costs of crude oil, refinery feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing if the LIFO cost basis of these inventories may have to be written down to market values. The December 31, 2015 lower of cost or market reserve was reversed due to the sale of inventory quantities that gave rise to the 2015 reserve. A new lower of cost or market reserve of $385 million was established as of March 31, 2016 based on prices at that time. The effect of the change in lower of cost or market reserve was a $15 million charge to cost of revenues for the three months ended March 31, 2016. Based on movements of refined product prices, future inventory valuation adjustments could have a negative or positive effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. There were no material liquidations of LIFO inventories for the three months ended March 31, 2016 and 2015.
13. Property, Plant and Equipment

(In millions)	March 31, 2016	December 31, 2015
Refining & Marketing	$18,631	$18,396
Speedway	5,108	5,067
Midstream	11,707	11,379
Corporate and Other	769	762
Total	36,215	35,604
Less accumulated depreciation	10,896	10,440
Property, plant and equipment, net	$25,319	$25,164
14. Goodwill
Goodwill is tested for impairment on an annual basis and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below the carrying value of the net assets of the reporting unit.
During the first quarter of 2016, MPLX, our consolidated subsidiary, determined that an interim impairment analysis of the goodwill recorded in connection with the MarkWest Merger was necessary based on consideration of a number of first quarter events and circumstances, including i) continued deterioration of near term commodity prices as well as longer term pricing trends, ii) recent guidance on reductions to forecasted capital spending, the slowing of drilling activity and the resulting reduced production growth forecasts released or communicated by MPLX’s producer customers and iii) increases in the cost of capital. The combination of these factors was considered to be a triggering event requiring an interim impairment test. Based on the first step of the interim goodwill impairment analysis, the fair value for the three reporting units to which goodwill was assigned in connection with the MarkWest Merger was less than their respective carrying value. In step two of the impairment analysis, the implied fair values of the goodwill were compared to the carrying values within those reporting units. Based on this assessment, it was determined that goodwill was impaired in two of the reporting units. Accordingly, MPLX recorded an impairment charge of approximately $129 million in the first quarter of 2016.

The fair value of the reporting units for the interim goodwill impairment analysis was determined based on applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method include management’s best estimates of the expected future results and discount rates, which ranged from 10.5 percent to 11.5 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future.
The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows:

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Balance at December 31, 2015	$539	$853	$2,627	$4,019
Purchase price allocation adjustments(a)	—	—	(241)	(241)
Impairment	—	—	(129)	(129)
Balance at March 31, 2016	$539	$853	$2,257	$3,649

(a)	See Note 4 for further discussion on purchase price allocation adjustments.
15. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2016
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$67	$1	$1	$(67)	$2	$72
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$69	$1	$1	$(67)	$4	$72

Commodity derivative instruments, liabilities	$107	$—	$1	$(107)	$1	$—
Embedded derivatives in commodity contracts(c)	—	—	34	—	34	—
Contingent consideration, liability(d)	—	—	324	N/A	324	—
Total liabilities at fair value	$107	$—	$359	$(107)	$359	$—

	December 31, 2015
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$104	$2	$7	$(62)	$51	$—
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$106	$2	$7	$(62)	$53	$—

Commodity derivative instruments, liabilities	$39	$—	$—	$(39)	$—	$—
Embedded derivatives in commodity contracts(c)	—	—	32	—	32	—
Contingent consideration, liability(d)	—	—	317	N/A	317	—
Total liabilities at fair value	$39	$—	$349	$(39)	$349	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2016, cash collateral of $40 million was netted with the mark-to-market derivative liabilities. As of December 31, 2015, $23 million was netted with mark-to-market derivative assets.

(b)	We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

(c)	Includes $6 million and $5 million classified as current at March 31, 2016 and December 31, 2015, respectively.

(d)	Includes $200 million and $196 million classified as current at March 31, 2016 and December 31, 2015, respectively.
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
Level 3 instruments include OTC NGL contracts and embedded derivatives in commodity contracts. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.17 to $3.37 per gallon, (2) electricity prices ranging from $21.34 to $44.27 per megawatt hour and (3) the probability of renewal of 50 percent for the first five-year term and 75 percent for the second five-year term of the gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. Increases or decreases in forward NGL prices result in an increase or decrease in the fair value of the embedded derivative. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.
The contingent consideration represents the fair value as of March 31, 2016 and December 31, 2015 of the remaining amount we expect to pay to BP related to the earnout provision associated with our 2013 acquisition of BP’s refinery in Texas City, Texas and related logistics and marketing assets. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” The fair value of the remaining contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the earnout applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $200 million per year for the first three years of the arrangement or $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period commencing in 2014. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation used significant unobservable inputs, including: (1) an estimate of monthly refinery throughput volumes; (2) a range of internal and external monthly crack spread forecasts from approximately $9 to $16 per barrel; and (3) a range of risk-adjusted discount rates from four percent to 9 percent. An increase or decrease in crack spread forecasts or refinery throughput volume expectations may result in a corresponding increase or decrease in the fair value. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual caps. An increase or decrease in the discount rate may result in a decrease or increase to the fair value, respectively. The fair value of the contingent consideration is reassessed each quarter, with changes in fair value recorded in cost of revenues.

During the second quarter of 2016, we paid BP $200 million for the third year’s contingent earnout. Including this second quarter payment, we have paid BP approximately $569 million in total leaving $131 million remaining under the total cap of $700 million.
The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2016	2015
Beginning balance	$342	$478
Unrealized and realized losses included in net income	12	12
Settlements of derivative instruments	4	—
Ending balance	$358	$490
We held Level 3 derivative instruments during the three months ended March 31, 2016 which were acquired with the MarkWest Merger, but we did not hold any Level 3 derivative instruments during the three months ended March 31, 2015. See Note 16 for the income statement impacts of our derivative instruments. There was an unrealized loss of $5 million in the three months ended March 31, 2016 related to derivatives. There was an unrealized loss of $7 million and $12 million in the three months ended March 31, 2016 and 2015, respectively, related to the contingent consideration.
Fair Values - Nonrecurring
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Three Months Ended March 31,
	2016		2015
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Goodwill	$—	$129	$—	$—
See Note 14 for additional information on the goodwill impairment.

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at March 31, 2016 and December 31, 2015, excluding the derivative financial instruments and contingent consideration reported above.

	March 31, 2016		December 31, 2015
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$30	$2	$33	$2
Other	35	35	35	33
Total financial assets	$65	$37	$68	$35
Financial liabilities:
Long-term debt(a)	$11,086	$11,276	$11,366	$11,628
Deferred credits and other liabilities	140	138	136	135
Total financial liabilities	$11,226	$11,414	$11,502	$11,763

(a)	Excludes capital leases and debt issuance costs, however, includes amount classified as debt due within one year.

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
Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil, (4) the acquisition of ethanol for blending with refined products, (5) the sale of NGLs, (6) the purchase of natural gas and (7) the purchase of electricity.
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

(In millions)	March 31, 2016
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$69	$107
Other current liabilities	—	7
Deferred credits and other liabilities(a)	—	28

(In millions)	December 31, 2015
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$113	$39
Other current liabilities	—	5
Deferred credits and other liabilities(a)	—	27

(a)	Includes embedded derivatives.

The tables below summarize open commodity derivative contracts for crude oil, natural gas and refined products as of March 31, 2016.

	Position	Total Barrels(In thousands)
Crude oil(a)
Exchange-traded	Long	25,142
Exchange-traded	Short	(30,048)
OTC	Short	(83)

(a )	83 percent of the exchange-traded contracts expire in the second quarter of 2016.

	Position	MMbtu
Natural Gas
OTC	Long	745,826

	Position	Total Gallons (In thousands)
Refined Products(a)
Exchange-traded	Long	241,500
Exchange-traded	Short	(137,424)
OTC	Short	(55,759)

(a )	100 percent of the exchange-traded contracts expire in the second quarter of 2016.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended March 31,
Income Statement Location	2016	2015
Sales and other operating revenues	$6	$14
Cost of revenues	(61)	45
Total	$(55)	$59

17. Debt
Our outstanding borrowings at March 31, 2016 and December 31, 2015 consisted of the following:

(In millions)	March 31, 2016	December 31, 2015
Marathon Petroleum Corporation:
Commercial paper	$188	$—
Bank revolving credit facility due 2017	—	—
Term loan agreement due 2019	700	700
Senior notes, 2.700% due December 2018	600	600
Senior notes, 3.400% due December 2020	650	650
Senior notes, 5.125% due March 2021	1,000	1,000
Senior notes, 3.625%, due September 2024	750	750
Senior notes, 6.500%, due March 2041	1,250	1,250
Senior notes, 4.750%, due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 5.000%, due September 2054	400	400
MPLX LP:
MPLX term loan facility due 2019	250	250
MPLX bank revolving credit facility due 2020	326	877
MPLX senior notes, 5.500%, due February 2023	710	710
MPLX senior notes, 4.500%, due July 2023	989	989
MPLX senior notes, 4.875%, due December 2024	1,149	1,149
MPLX senior notes, 4.000%, due February 2025	500	500
MPLX senior notes, 4.875%, due June 2025	1,189	1,189
MarkWest senior notes, 4.500% - 5.500%, due 2023 - 2025	63	63
Capital lease obligations due 2016-2028	340	348
Trade receivables securitization facility due December 2016	—	—
Total	12,104	12,475
Unamortized debt issuance costs	(50)	(51)
Unamortized discount(a)	(488)	(499)
Amounts due within one year	(215)	(29)
Total long-term debt due after one year	$11,351	$11,896

(a)
Includes $453 million and $464 million discount as of March 31, 2016 and December 31, 2015, respectively, related to the difference between the fair value and the principal amount of the assumed MarkWest debt.

Commercial Paper - On February 26, 2016, we established a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. During the three months ended March 31, 2016, we borrowed $264 million and repaid $76 million under the commercial paper program. At March 31, 2016, we had $188 million of commercial paper outstanding with a weighted average interest rate of 0.89 percent. These outstanding borrowings are included in debt due within one year.
There were no borrowings or letters of credit outstanding under the MPC bank revolving credit facility at March 31, 2016.
During the three months ended March 31, 2016, we borrowed $280 million under the trade receivables securitization facility at an average interest rate of 1.3 percent and repaid $280 million of these borrowings. At March 31, 2016, we had no amounts outstanding under our trade receivables securitization facility.

During the three months ended March 31, 2016, MPLX borrowed $306 million under the MPLX bank revolving credit facility at an average interest rate of 1.9 percent, per annum, and repaid $857 million of the outstanding borrowings. At March 31, 2016, MPLX had $326 million borrowings and $8 million letters of credit outstanding under the MPLX bank revolving credit facility, resulting in total availability of $1.7 billion.
18. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2016	2015
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$160	$128
Net income taxes paid to (refunded from) taxing authorities	(128)	160

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2016	2015
Additions to property, plant and equipment per consolidated statements of cash flows	$745	$389
Decrease in capital accruals	(137)	(47)
Total capital expenditures before acquisitions	608	342
Acquisitions(a)	(133)	—
Total capital expenditures	$475	$342

(a)
The three months ended March 31, 2016 includes adjustments to the fair values of the property, plant and equipment, intangibles and goodwill acquired in connection with the MarkWest Merger. See Note 4.

19. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2014	$(217)	$(104)	$4	$4	$(313)
Other comprehensive income (loss) before reclassifications	(1)	(1)	—	—	(2)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(12)	(1)	—	—	(13)
– actuarial loss(a)	13	3	—	—	16
– settlement loss(a)	1	—	—	—	1
Tax effect	(1)	(1)	—	—	(2)
Other comprehensive income (loss)	—	—	—	—	—
Balance as of March 31, 2015	$(217)	$(104)	$4	$4	$(313)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2015	$(255)	$(70)	$4	$3	$(318)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(11)	(1)	—	—	(12)
– actuarial loss(a)	10	1	—	—	11
– settlement loss(a)	1	—	—	—	1
Tax effect	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Balance as of March 31, 2016	$(255)	$(70)	$4	$3	$(318)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 20.
20. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$28	$23	$8	$8
Interest cost	19	18	9	8
Expected return on plan assets	(25)	(26)	—	—
Amortization – prior service credit	(11)	(12)	(1)	(1)
– actuarial loss	10	13	1	3
– settlement loss	1	1	—	—
Net periodic benefit cost	$22	$17	$17	$18
During the three months ended March 31, 2016, we made no contributions to our funded pension plans. We have no required funding for 2016, but may make voluntary contributions at our discretion. Benefit payments related to unfunded pension and other postretirement benefit plans were $2 million and $7 million, respectively, during the three months ended March 31, 2016.
During the three months ended March 31, 2016 and 2015, we determined that certain of our pension plans’ lump sum payments to employees retiring in the respective years will exceed the plans’ total service and interest costs for the year. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, during the three months ended March 31, 2016 and 2015, we recorded pension settlement expenses of $1 million related to our lump sum payments made during both the first three months of 2016 and 2015.

21. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	8,724,631	$27.16
Granted	934,611	34.63
Exercised	(44,137)	16.30
Forfeited, canceled or expired	(6,134)	48.52
Outstanding at March 31, 2016	9,608,971	27.92
The grant date fair value of stock option awards granted during the three months ended March 31, 2016 was $9.97 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the three months ended March 31, 2016:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1,074,543	$47.70	513,220	$24.59
Granted	142,698	34.93	10,804	45.42
RS’s Vested/RSU’s Issued	(106,788)	44.63	—	—
Forfeited	(16,362)	47.92	—	—
Outstanding at March 31, 2016	1,094,091	46.33	524,024	25.02
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the three months ended March 31, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	6,145,442	$0.92
Granted	2,329,500	0.57
Exercised	(1,764,792)	0.95
Canceled	(314,972)	0.93
Outstanding at March 31, 2016	6,395,178	0.78
The performance unit awards granted during the three months ended March 31, 2016 have a grant date fair value of $0.57 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the three months ended March 31, 2016, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.

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
At March 31, 2016 and December 31, 2015, accrued liabilities for remediation totaled $166 million and $163 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $68 million and $70 million at March 31, 2016 and December 31, 2015, respectively.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Litigation Relating to the MarkWest Merger—In July 2015, a purported class action lawsuit asserting claims challenging the MarkWest Merger was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MarkWest. In August 2015, two similar putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by plaintiffs who purport to be unitholders of MarkWest. On September 9, 2015, these lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, now captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation. On October 1, 2015, the plaintiffs filed a consolidated complaint against the individual members of the board of directors of MarkWest Energy GP, L.L.C. (the “MarkWest GP Board”), MPLX, MPLX GP, MPC and Sapphire Holdco LLC, a wholly-owned subsidiary of MPLX, asserting in connection with the MarkWest Merger and related disclosures that, among other things, (i) the MarkWest GP Board breached its duties in approving the MarkWest Merger with MPLX and (ii) MPC, MPLX, MPLX GP, and Sapphire Holdco LLC aided and abetted such breaches. On February 4, 2016, the Court approved a stipulation and proposed order to dismiss all claims with prejudice as to the named plaintiffs, but the Court retained jurisdiction to adjudicate an application for a mootness fee by the plaintiffs’ counsel for an award of attorneys’ fees and reimbursement of expenses. On March 28, 2016, the plaintiffs filed an application for reimbursement of approximately $2 million of legal fees and expenses. We intend to vigorously defend against any application for a mootness fee and do not expect the resolution of such matter to have a material adverse effect.
MarkWest Environmental Proceeding – On July 6, 2015, representatives from the EPA and the United States Department of Justice entered a MarkWest Liberty Midstream & Resources, L.L.C., a wholly-owned subsidiary of MPLX (“MarkWest Liberty Midstream”) pipeline launcher/receiver site utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by a magistrate of the United States District Court for the Western District of Pennsylvania. The government has presented MarkWest Liberty Midstream with subpoenas to provide documents related to its pipeline and compressor facilities located in Pennsylvania. MarkWest Liberty Midstream is providing information in response to the subpoenas and related requests for information from EPA, state and other agencies, and is in discussions with the agencies regarding issues associated with its operations of, and any permit related obligations for, its gathering facilities in the region. Immediately following the July 6, 2015 search, MarkWest Liberty Midstream commenced its own assessment of its operations of launcher/receiver facilities. MarkWest Liberty Midstream’s review to date has determined that MarkWest Liberty Midstream’s operations have been conducted in a manner fully protective of its employees and the public, and that other than potentially having to obtain certain permits at a relatively small number of individual sites, MarkWest Liberty has operated in substantial compliance with applicable laws and regulations. It is possible that, in connection with any potential or asserted civil or criminal enforcement action associated with this matter, MarkWest Liberty Midstream will incur material assessments, penalties or fines, incur material defense costs and expenses, be required to modify operations or construction activities which could increase operating costs and capital expenditures, or be subject to other obligations or restrictions that could restrict or prohibit our activities, any or all of which could adversely affect our results of operations, financial position or cash flows. The amount of any potential assessments, penalties, fines, restrictions, requirements, modifications, costs or expenses that may be incurred in connection with any potential enforcement action cannot be reasonably estimated or determined at this time.

Other Lawsuits—In May 2015, the Kentucky attorney general filed a lawsuit against our wholly-owned subsidiary, Marathon Petroleum Company LP (“MPC LP”) in the United States District Court for the Western District of Kentucky asserting claims under federal and state antitrust statutes, the Kentucky Consumer Protection Act, and state common law. The complaint, as amended in July 2015, alleges that MPC LP used deed restrictions, supply agreements with customers and exchange agreements with competitors to unreasonably restrain trade in areas within Kentucky and seeks declaratory relief, unspecified damages, civil penalties, restitution and disgorgement of profits. At this early stage, the ultimate outcome of this litigation remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined, and we are unable to estimate a reasonably possible loss (or range of loss) for this matter. We intend to vigorously defend ourselves in this matter.
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
Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of March 31, 2016.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $33 million as of March 31, 2016.
In connection with our 50 percent ownership in Crowley Ocean Partners, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of March 31, 2016, our maximum potential undiscounted payments under this agreement for debt principal associated with the delivery of the first two vessels totaled $81 million.

Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $3 million as of March 31, 2016, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $89 million as of March 31, 2016, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual commitments and contingencies—At March 31, 2016, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.7 billion, which includes $331 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets, $625 million for contributions to North Dakota Pipeline and $69 million for contributions to Crowley Ocean Partners. See Note 4 for additional information on our investments in North Dakota Pipeline and Crowley Ocean Partners. See Note 15 for additional information on the contingent consideration.
Certain natural gas processing and gathering arrangements require us to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2016, management does not believe there are any indications that we will not be able to meet the construction milestones, that force majeure does not apply, or that such fees and charges will otherwise be triggered.

23.	Subsequent Event
On April 27, 2016, MPLX entered into an agreement for the private placement of $1 billion of newly authorized 6.5 percent Series A Convertible Preferred Units (the “Preferred Units”) at a price of $32.50 per unit or approximately 30.8 million units. The Preferred Units will be entitled to receive an annual distribution from MPLX, which will initially equal $2.1125 per unit. The Preferred Units are convertible into MPLX common units on a one for one basis after three years, at the purchasers’ option, and after four years at MPLX’s option, subject to certain conditions. Closing of the transaction is scheduled to occur in May 2016. The net proceeds after deducting offering and transaction expenses are expected to be approximately $984 million.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “objective,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “potential,” “seek,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.
Corporate Overview
We are an independent petroleum refining and marketing, retail and midstream services company. We currently own and operate seven refineries, all located in the United States, with an aggregate crude oil refining capacity of approximately 1.8 million barrels per calendar day. Our refineries supply refined products to resellers and consumers within our market areas, including the Midwest, Gulf Coast, Northeast, East Coast and Southeast regions of the United States. We distribute refined products to our customers through one of the largest terminal operations in the United States and a combination of MPC-owned and third-party-owned trucking and rail assets. We are one of the largest wholesale suppliers of gasoline and distillates to resellers within our market area.
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
Through our ownership interests in MPLX and its wholly-owned subsidiary, MarkWest, we believe we are one of the largest processors of natural gas in the United States, the largest processor and fractionator in the Marcellus and Utica shale regions and we distribute refined products to our customers through one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. Our assets include approximately 5,400 MMcf/d of gathering capacity, 7,300 MMcf/d of natural gas processing capacity and 500 mbpd of fractionation capacity. We also own more than 5,000 miles of gas gathering and NGL pipelines and have ownership interests in more than 50 gas processing plants, more than 10 NGL fractionation facilities and one condensate stabilization facility. We own, lease or have ownership interests in approximately 8,400 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas.
We revised our operating segment presentation in the first quarter of 2016 in connection with the contribution of our inland marine business to MPLX. In previous periods, our inland marine business and our investment in an ocean vessel joint venture, (Crowley Ocean Partners), were presented within our Refining & Marketing segment. They are now presented in our Midstream segment. Comparable prior period information has been recast to reflect our revised segment presentation.
Our operations consist of three reportable operating segments: Refining & Marketing; Speedway; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing—refines crude oil and other feedstocks at our seven refineries in the Gulf Coast and Midwest regions of the United States, purchases refined products and ethanol for resale and distributes refined products through various means, including terminals and trucks that we own or operate. We sell refined products to wholesale marketing customers domestically and internationally, buyers on the spot market, our Speedway business segment and to independent entrepreneurs who operate Marathon® retail outlets.

•	Speedway—sells transportation fuels and convenience merchandise in the retail market in the Midwest, East Coast and Southeast regions of the United States.

•
Midstream – includes the operations of MPLX and certain other related operations. The Midstream segment gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs and transports and stores crude oil and refined products.

Executive Summary
Results
Select results for the three months ended March 31, 2016 and 2015 are reflected in the following table.

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Income from Operations by segment
Refining & Marketing	$(62)	$1,292
Speedway	167	168
Midstream(a)	167	90
Net income attributable to MPC	$1	$891
Net income attributable to MPC per diluted share	$0.003	$1.62

(a)	Excludes impairment charge of $129 million as discussed in Acquisitions and Investments.
Net income attributable to MPC was $1 million in the first quarter of 2016 compared to $891 million, or $1.62 per diluted share, for the first quarter of 2015. Refining & Marketing segment income from operations decreased $1.35 billion in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to a $6.16 per barrel decrease in gross margin, resulting from lower crack spreads, unfavorable crude oil and feedstock acquisition costs relative to benchmark LLS crude oil and higher direct operating costs related to increased turnaround activity. These decreases were partially offset by more favorable product price realizations and the favorable effects of changes in market structure compared to the spot market reference prices. The Chicago and USGC LLS 6-3-2-1 blended crack spread decreased from $9.69 per barrel in the first quarter of 2015 to $4.62 per barrel in the first quarter of 2016.
Speedway segment income from operations decreased $1 million in the first quarter of 2016 compared to the first quarter of 2015. The results are consistent with first quarter of 2015 as lower light product margins and higher operating expenses were offset by higher merchandise margins, an increase in gasoline and distillate sales volumes and a $24 million gain from the sale of a retail location.
Midstream segment income from operations increased $77 million in the first quarter of 2016 compared to the first quarter of 2015. In the first quarter of 2016, the increase was primarily due to operating results from MarkWest following the MarkWest Merger, which was effective December 4, 2015.
MPLX LP
As of March 31, 2016, we owned a 25 percent interest in MPLX, including a two percent general partner interest. On December 4, 2015, MPLX completed the MarkWest Merger. The total value of consideration transferred was $8.61 billion, consisting of $7.33 billion in equity and $1.28 billion in cash. At closing, we made a payment of $1.23 billion to MarkWest common unitholders and the remaining $50 million will be paid in equal amounts in July 2016 and July 2017, respectively, in connection with the conversion of the MPLX Class B units to MPLX common units. Our financial results and operating statistics reflect the results of MarkWest from the date of the MarkWest Merger.
Contribution of Inland Marine Business to MPLX
On March 31, 2016, we contributed our inland marine business to MPLX in exchange for 23 million MPLX common units and 460 thousand general partner units. The number of units we received from MPLX was determined by dividing $600 million by the volume weighted average NYSE price of MPLX common units for the 10 trading days preceding March 14, 2016, pursuant to the Membership Interests Contribution Agreement. We also agreed to waive first-quarter 2016 common unit distributions, IDRs and general partner distributions, with respect to the common units issued in this transaction. The contribution of our inland marine business was accounted for as a transaction between entities under common control and we did not record a gain or loss.

ATM Program
On March 4, 2016, MPLX filed a prospectus supplement to its shelf registration statement filed with the SEC on March 27, 2015, authorizing the continuous issuance of up to an aggregate of $500 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of any offerings (such continuous offering program, or at-the-market program, referred to as the “ATM Program”).
During the three months ended March 31, 2016, MPLX issued an aggregate of 12 million common units under the ATM Program, generating net proceeds of approximately $315 million. As a result of common units issued under the ATM Program during the period, we contributed approximately $6 million in exchange for general partner units to maintain our two percent general partner interest.
Distributions from MPLX
The following table summarizes the cash distributions we received from MPLX during the first three months of 2016 and 2015.

	Three Months Ended March 31,
(In millions)	2016	2015
Cash distributions received from MPLX:
General partner distributions, including IDRs	$40	$2
Limited partner distributions	29	22
Total	$69	$24
The market value of the 79.5 million MPLX common units we owned at March 31, 2016 was $2.4 billion based on the March 31, 2016 closing unit price of $29.69. Over time, we also believe there will be substantial value attributable to our two percent general partnership interest.
On April 19, 2016, MPLX declared a quarterly cash distribution of $0.5050 per common unit payable on May 13, 2016. As a result, MPLX will make distributions totaling $200 million to its limited and general partners. MPC’s portion of these distributions is approximately $73 million.
See Note 3 to the unaudited consolidated financial statements for additional information on MPLX.
Acquisitions and Investments
On December 4, 2015, MPLX merged with MarkWest, whereby MarkWest became a wholly-owned subsidiary of MPLX. Each common unit of MarkWest issued and outstanding immediately prior to the effective time of the MarkWest Merger was converted into a right to receive 1.09 common units of MPLX representing limited partner interests in MPLX, plus a one-time cash payment of $6.20 per unit. Each Class B unit of MarkWest outstanding immediately prior to the merger was converted into the right to receive one Class B unit of MPLX having substantially similar rights, including conversion and registration rights, and obligations that the Class B units of MarkWest had immediately prior to the merger. At closing, we contributed $1.23 billion in cash to MPLX to pay the cash consideration to MarkWest common unitholders. We will contribute an additional total of $50 million in cash to MPLX for the cash consideration to be paid upon the conversion of the MPLX Class B units to MPLX common units in equal installments in July 2016 and July 2017, respectively. These contributions are with respect to MPC’s existing interests in MPLX (including IDRs) and not in consideration of new units or other equity interest in MPLX. We assigned the total consideration transferred of $8.61 billion, including the $7.33 billion fair value of the equity consideration and the $1.28 billion of cash contributions, to the fair value of the assets acquired and liabilities and noncontrolling interest assumed in the MarkWest Merger, with the excess recorded as goodwill. During the first quarter of 2016, the preliminary fair value measurements of assets acquired and liabilities assumed recorded in the 2015 year-end financial statements were revised based on additional analysis. These adjustments to the fair values of property, plant and equipment, intangibles and equity investments, among other items, resulted in an offsetting reduction to goodwill of approximately $241 million. As a result, we recognized total assets acquired of $11.91 billion, including $8.52 billion of property plant and equipment and $2.60 billion of equity investments, and total liabilities and noncontrolling interests assumed of $5.51 billion, including $4.57 billion of assumed debt. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if warranted due to events or changes in circumstances. During the first quarter of 2016, MPLX recorded an impairment charge of $129 million to impair a portion of the $2.21 billion of goodwill, as adjusted, recorded in connection with the MarkWest Merger. See the Critical Accounting Estimates section for a discussion of this interim assessment of goodwill. See Note 14 for information on goodwill recorded from the MarkWest Merger. Our financial results and operating statistics reflect the results of MarkWest from the date of the acquisition.

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
In September 2015, we acquired a 50 percent ownership interest in a new joint venture with Crowley Maritime Corporation through our investment in Crowley Ocean Partners. The joint venture will operate and charter four new Jones Act product tankers, most of which will be leased to MPC. The new vessels are in various stages of construction with two of them completed and operational prior to the end of the first quarter. Contributions to the joint venture with respect to each vessel will occur at the vessel’s delivery. During 2015, we contributed $72 million in connection with delivery of the first two vessels. The third vessel was delivered April 15, 2016 and the remaining vessel is expected to be delivered by the third quarter of 2016. We account for our ownership interest in Crowley Ocean Partners as an equity method investment. In the first quarter of 2016, we revised our internal reporting of operating results for our investment in Crowley Ocean Partners. These operating results are now reported in our Midstream segment. Previously they were reported as part of our Refining & Marketing segment. Prior periods have been recast to reflect our revised segment presentation. See Note 22 for information on our conditional guarantee of the indebtedness of the joint venture and future contributions to Crowley Ocean Partners.
In November 2013, we agreed to serve as an anchor shipper for the Sandpiper pipeline project and fund 37.5 percent of the construction costs of the project, which will become part of Enbridge Energy Partners North Dakota System. In exchange for these commitments, we will earn an approximate 27 percent equity interest in Enbridge Energy Partners’ North Dakota System when the Sandpiper pipeline is placed into service. We also have the option to increase our ownership interest to approximately 30 percent through additional investments in future system improvements. The anticipated in-service date for the pipeline is likely to be delayed from 2017 to early 2019, which is also likely to increase cost estimates for the project. The project schedule and cost estimates remain under review. We made contributions of $5 million to North Dakota Pipeline Company during the first quarter of 2016 and have contributed $292 million since project inception. We account for our interest in North Dakota Pipeline as part of our Midstream segment using the equity method of accounting. See Note 22 for information on future contributions to North Dakota Pipeline.
Share Repurchases
Since January 1, 2012, our board of directors has approved $10.0 billion in total share repurchase authorizations and we have repurchased a total of $7.31 billion of our common stock, leaving $2.69 billion available for repurchases. During the first three months of 2016, we have acquired 2 million common shares at an average cost per share of $43.96 under these authorizations. See Note 8 to the unaudited consolidated financial statements.
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
Liquidity
As of March 31, 2016, we had cash and cash equivalents of $308 million, an unused $2.5 billion bank revolving credit facility and approximately $426 million of availability under our $1.0 billion trade receivables securitization facility based on eligible trade receivables. Availability under MPC’s trade receivables facility is a function of eligible accounts receivable, which will be lower in a sustained lower refined product price environment. As of March 31, 2016, we have $188 million of commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. The above amounts exclude MPLX’s $2.0 billion bank revolving credit facility, which as of March 31, 2016, had $326 million borrowings and $8 million letters of credit outstanding.

The above discussion contains forward-looking statements with respect to our business strategies and growth and vertical integration opportunities with respect to our midstream assets, the timing of delivery of the vessel to Crowley Ocean Partners, the estimated construction costs and completion of the Sandpiper pipeline projects and our share repurchase authorizations. Factors that could affect our business strategies and growth and vertical integration opportunities with respect to our midstream assets include, but are not limited to, volatility in and/or degradation of market and industry conditions, our ability to implement and realize the benefits and synergies of our strategic initiatives, availability of liquidity, actions taken by competitors, regulatory approvals and operating performance. Factors that could affect delivery of the vessel to Crowley Ocean Partners include, but are not limited to, availability of materials and labor, unforeseen hazards such as weather conditions and the ability to complete the vessel on the anticipated terms and timetable. Factors that could affect the estimated construction costs, timing and completion of the Sandpiper pipeline project, include, but are not limited to, availability of materials and labor, unforeseen hazards such as weather conditions, delays in obtaining or conditions imposed by necessary government and third party approvals and other risks customarily associated with construction projects. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.
Overview of Segments
Refining & Marketing
Refining & Marketing segment income from operations depends largely on our Refining & Marketing gross margin and refinery throughputs.
Our Refining & Marketing gross margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries and the costs of products purchased for resale. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same relationship as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Midwest (Chicago) and USGC crack spreads that we believe most closely track our operations and slate of products. LLS prices and a 6-3-2-1 ratio of products (6 barrels of LLS crude oil producing 3 barrels of unleaded regular gasoline, 2 barrels of ULSD and 1 barrel of three percent residual fuel oil) are used for these crack-spread calculations.
Refined product prices have historically moved relative to international crude oil prices like Brent crude. In recent years, domestic U.S. crude oils, such as WTI and LLS, have traded at prices less than Brent due to the growth in U.S. crude oil production, logistical constraints and other market factors. These price discounts had favorably impacted the LLS 6-3-2-1 crack spread. The decline in crude oil prices in 2015 and continuing into the first quarter of 2016 has led to declines in sequential (month on month) onshore U.S. crude oil production and narrowed the LLS discount to Brent. With the end of the ban on U.S. crude oil exports, LLS and Brent are expected to trade near parity.
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

In addition to the market changes indicated by the crack spreads, the sweet/sour differential and the discount of WTI to LLS, our Refining & Marketing gross margin is impacted by factors such as:

•	the types of crude oil and other charge and blendstocks processed;

•	our refinery yields;

•	the selling prices realized for refined products;

•	the impact of commodity derivative instruments used to hedge price risk;

•	the cost of products purchased for resale;

•	the potential impact of lower of cost or market adjustments to inventories in periods of declining prices; and

•	the impact of liquidations of LIFO inventory layers with costs significantly above current market prices.
Inventories are carried at the lower of cost or market value. Costs of crude oil, refinery feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing if the LIFO cost basis of these inventories may have to be written down to market values. The December 31, 2015 lower of cost or market reserve of $345 million was reversed due to the sale of inventory quantities that gave rise to the 2015 reserve. A new lower of cost or market reserve of $360 million was established as of March 31, 2016 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was a $15 million charge to cost of revenues for the three months ended March 31, 2016. Based on movements of refined product prices, future inventory valuation adjustments could have a negative or positive effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. There were no liquidations of LIFO inventories for the three months ended March 31, 2016 and 2015.
Refining & Marketing segment income from operations is also affected by changes in refinery direct operating costs, which include turnaround and major maintenance, depreciation and amortization and other manufacturing expenses. Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. Costs for planned turnaround, major maintenance and engineering projects are expensed in the period incurred. We had significantly more planned turnaround and major maintenance activities at our Galveston Bay and Robinson refineries during the first three months of 2016 compared to the same period in 2015.
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

Inventories are carried at the lower of cost or market value. Costs of crude oil, refinery feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing if the LIFO cost basis of these inventories may have to be written down to market values. The December 31, 2015 lower of cost or market reserve was reversed due to the sale of inventory quantities that gave rise to the 2015 reserve. A new lower of cost or market reserve of $25 million was established as of March 31, 2016 based on market conditions and prices at that time. There was no charge to cost of revenues for the effect of the lower of cost or market reserve for the three months ended March 31, 2016. Based on movements of refined product prices, future inventory valuation adjustments could have a negative or positive effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
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
The profitability of our pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. The profitability of our marine operations primarily depends on the quantity and availability of our vessels and barges. A majority of the crude oil and refined product shipments on our common carrier pipelines and marine vessels serve our Refining & Marketing segment. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines and marine operations. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines. In most of our markets, demand for gasoline and distillate peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.

Results of Operations
Consolidated Results of Operations

	Three Months Ended March 31,
(In millions)	2016	2015	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$12,755	$17,191	$(4,436)
Income from equity method investments	22	15	7
Net gain on disposal of assets	25	5	20
Other income	28	29	(1)
Total revenues and other income	12,830	17,240	(4,410)
Costs and expenses:
Cost of revenues (excludes items below)	9,701	13,044	(3,343)
Purchases from related parties	107	76	31
Inventory market valuation charge	15	—	15
Consumer excise taxes	1,826	1,832	(6)
Impairment expense	129	—	129
Depreciation and amortization	490	363	127
Selling, general and administrative expenses	378	358	20
Other taxes	109	97	12
Total costs and expenses	12,755	15,770	(3,015)
Income from operations	75	1,470	(1,395)
Net interest and other financial income (costs)	(142)	(81)	(61)
Income (loss) before income taxes	(67)	1,389	(1,456)
Provision for income taxes	11	486	(475)
Net income (loss)	(78)	903	(981)
Less net income (loss) attributable to noncontrolling interests	(79)	12	(91)
Net income attributable to MPC	$1	$891	$(890)
Net income attributable to MPC decreased $890 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to our Refining & Marketing segment income from operations, which decreased $1.35 billion in the first quarter compared to the first quarter of 2015. This decrease was partially offset by a $475 million decrease in our provision for income taxes and an increase in Midstream segment income of $77 million.
The decrease for the Refining & Marketing segment in the first quarter was primarily due to a $6.16 per barrel decrease in gross margin, resulting from lower crack spreads, unfavorable crude oil and feedstock acquisition costs relative to benchmark LLS crude oil and higher direct operating costs related to increased turnaround activity. These decreases were partially offset by more favorable product price realizations and the favorable effects of changes in market structure compared to the spot market reference prices. The Chicago and USGC LLS 6-3-2-1 blended crack spread decreased from $9.69 per barrel in the first quarter of 2015 to $4.62 per barrel in the first quarter of 2016.
Speedway segment income was consistent with the first quarter of the prior year.
The increase in Midstream segment income was primarily due to operating results from MarkWest following the MarkWest Merger, which was effective December 4, 2015.
Sales and other operating revenues (including consumer excise taxes) decreased $4.44 billion in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to lower refined product sales prices and volumes. For the first quarter of 2016, average refined product sales prices decreased $0.50 per gallon and refined product sales volumes decreased 85 mbpd.

Income from equity method investments increased $7 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to increases in income from our pipeline and NGL affiliates, partially offset by a decrease in income from our ethanol affiliates.
Net gain on disposal of assets increased $20 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to the sale of a Speedway retail location in the first quarter of 2016.
Cost of revenues decreased $3.34 billion in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to:

•	a decrease in refined product cost of sales of $3.4 billion, primarily due to decreases in raw material costs; and

•	an increase in refinery direct operating costs of $230 million, or $1.64 per barrel of total refinery throughput, primarily due to increased significant planned turnaround activity in 2016.
Purchases from related parties increased $31 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to:

•	an increase in volume purchased from Illinois Extension Pipeline of $27 million;

•	an increase in purchases from Crowley Ocean Partners of $6 million;

•	an increase in volume purchased from Ohio Condensate of $3 million;

•	a decrease in volume purchased from Explorer of $5 million; and

•	a decrease in prices for ethanol purchases from TAME, TACE, and TAAE of $3 million.
Inventory market valuation charge increased $15 million in the first quarter of 2016 compared to the first quarter of 2015. The December 31, 2015 lower of cost or market reserve of $370 million was reversed due to the sale of inventory quantities that gave rise to the 2015 reserve. A new lower of cost or market reserve of $385 million was established as of March 31, 2016 based on market conditions and prices at that time. The effect of the change in lower of cost or market reserve was a $15 million charge to cost of revenues for the three months ended March 31, 2016.
Consumer excise taxes decreased $6 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to a decrease in taxable refined product sales volumes.
Impairment expense reflects a $129 million impairment charge recorded by MPLX in the first quarter of 2016 to impair a portion of the $2.21 billion of goodwill, as adjusted, recorded in connection with the MarkWest Merger. See the Critical Accounting Estimates section for a discussion of the interim impairment assessment of goodwill.
Depreciation and amortization increased $127 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to depreciation of the fair value of the assets acquired from MarkWest in our Midstream segment.
Selling, general and administrative expenses increased $20 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to costs associated with MarkWest, partially offset by a decrease in employee benefit expenses.
Other taxes increased $12 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to property taxes on MarkWest properties.
Net interest and other financial costs increased $61 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to interest on the debt assumed in the MarkWest Merger.
Provision for income taxes decreased $475 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to a decrease of $1.46 billion in income before income taxes. The effective tax rate for the first quarter of 2016 was significantly affected by permanent differences related to the net loss attributable to noncontrolling interest, including their proportionate share of the goodwill impairment charge recorded by MPLX. The net loss attributable to noncontrolling interest reduced the effective rate by 51 percent from the U.S. statutory rate of 35 percent. For the three months ended March 31, 2015, the effective tax rate is equivalent to the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.

Segment Results
Revenues
Revenues, including intersegment sales, are summarized by segment in the following table.

	Three Months Ended March 31,
(In millions)	2016	2015
Refining & Marketing	$10,571	$15,378
Speedway	3,951	4,531
Midstream	592	203
Segment revenues	$15,114	$20,112
Items included in both revenues and costs:
Consumer excise taxes	$1,826	$1,832
Refining & Marketing segment revenues decreased $4.81 billion in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to decreases in refined product sales prices and volumes. The table below shows our Refining & Marketing segment refined product sales volumes, sales destined for export and average sales prices.

	Three Months Ended March 31,
	2016	2015
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day)(a)	2,148	2,233
Refined product sales destined for export (thousands of barrels per day)	261	284
Average refined product sales prices (dollars per gallon)	$1.23	$1.73

(a)	Includes intersegment sales and sales destined for export.
The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended March 31,
(Dollars per gallon)	2016	2015
Chicago spot unleaded regular gasoline	$1.00	$1.48
Chicago spot ultra-low sulfur diesel	1.07	1.67
USGC spot unleaded regular gasoline	1.06	1.52
USGC spot ultra-low sulfur diesel	1.03	1.69

Refining & Marketing intersegment sales to our Speedway segment decreased $569 million in the first quarter of 2016 compared to the first quarter of 2015. The decrease in intersegment refined product sales was primarily due to lower refined product sales prices partially offset by higher volumes. The table below shows our Refining & Marketing intersegment sales to our Speedway segment.

	Three Months Ended March 31,
	2016	2015
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$2,165	$2,734
Refined product sales volumes (millions of gallons)	1,448	1,388
Average refined product sales prices (dollars per gallon)	$1.49	$1.96
Speedway segment revenues decreased $580 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to decreases in gasoline and distillate sales of $617 million, partially offset by increases in merchandise sales of $41 million. The decreases in gasoline and distillate sales were primarily due to decreases in average gasoline and distillate selling prices of $0.49 per gallon, partially offset by volume increases of 51 million gallons.
The following table includes certain revenue statistics for the Speedway segment.

	Three Months Ended March 31,
	2016	2015
Convenience stores at period-end	2,771	2,753
Gasoline & distillate sales (millions of gallons)	1,483	1,432
Average gasoline & distillate sales prices (dollars per gallon)	$1.81	$2.30
Merchandise sales (in millions)	$1,152	$1,111
Same store gasoline sales volume (period over period)	1.0%	(1.2%)
Same store merchandise sales (period over period)(a)	3.1%	6.2%

(a)	Excludes cigarettes.
Midstream segment revenue increased $389 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to the financial results of MarkWest, which are reflected in the Midstream segment following the merger, which was effective December 4, 2015.
The following table includes operating statistics for the Midstream segment.

	Three Months Ended March 31,
	2016	2015
Crude oil and refined product pipeline throughputs (mbpd)(a)	2,181	2,107
Gathering system throughput (MMcf/d)(b)	3,345	—
Natural gas processed (MMcf/d)(b)	5,636	—
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)(b)	312	—

(a)	On owned common-carrier pipelines, excluding equity method investments.

(b)	Beginning December 4, 2015, which was the effective date of the MarkWest Merger.

Income from Operations
Income before income taxes and income from operations by segment are presented in the following table.

	Three Months Ended March 31,
(In millions)	2016	2015
Income from Operations by segment
Refining & Marketing	$(62)	$1,292
Speedway	167	168
Midstream(a)	167	90
Items not allocated to segments:
Corporate and other unallocated items(a)	(67)	(79)
Pension settlement expenses	(1)	(1)
Impairment expense	(129)	—
Income from operations	75	1,470
Net interest and other financial income (costs)	(142)	(81)
Income before income taxes	$(67)	$1,389

(a)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.
Refining & Marketing segment income from operations decreased $1.35 billion in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to a $6.16 per barrel decrease in gross margin, resulting from lower crack spreads, unfavorable crude oil and feedstock acquisition costs relative to benchmark LLS crude oil and higher direct operating costs related to increased turnaround activity. These decreases were partially offset by more favorable product price realizations and the favorable effects of changes in market structure compared to the spot market reference prices. The Chicago and USGC LLS 6-3-2-1 blended crack spread decreased from $9.69 per barrel in the first quarter of 2015 to $4.62 per barrel in the first quarter of 2016.
The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended March 31,
(Dollars per barrel)	2016	2015
Chicago LLS 6-3-2-1 crack spread(a)(b)	$4.11	$8.97
USGC LLS 6-3-2-1 crack spread(a)	4.97	10.13
Blended 6-3-2-1 crack spread(a)(c)	4.62	9.69
LLS	35.29	52.80
WTI	33.63	48.57
LLS—WTI crude oil differential(a)	1.66	4.23
Sweet/Sour crude oil differential(a)(d)	6.77	7.08

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 40 percent/60 percent in 2016 and 38 percent/62 percent in 2015 based on our refining capacity by region.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Based on the market indicators above and our refinery throughputs, we estimate the following impacts on Refining & Marketing segment income from operations for the first quarter of 2016 compared to the first quarter of 2015:

•	The USGC LLS 6-3-2-1 crack spread decreased $5.16 per barrel, which had a negative impact on segment income of $566 million.

•	The Chicago LLS 6-3-2-1 crack spread decreased $4.86 per barrel, which had a negative impact on segment income of $303 million.

•	The LLS-WTI crude oil differential decreased $2.57 per barrel which had a negative impact on segment income of $81 million.

•
We ran more sour crude oil at our refineries in the first quarter of 2016 compared to the first quarter of 2015. The positive effect from the increased volume of sour crude was partially offset by the narrowing of the sweet/sour crude oil differential by $0.31 per barrel resulting in a positive impact on segment income of $8 million.

The above market indicators use spot market values and an estimated mix of crude purchases and product sales. Differences in our results compared to these market indicators, including product price realizations, mix and crude costs, as well as the effects of market structure on our crude oil acquisition prices, and other items like refinery yields and other feedstock variances, had estimated negative impacts on Refining & Marketing segment income of $97 million for the first quarter of 2016 compared to $8 million for the first quarter of 2015.
The following table summarizes our refinery throughputs.

	Three Months Ended March 31,
	2016	2015
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,603	1,672
Other charge and blendstocks	171	180
Total	1,774	1,852
Sour crude oil throughput percent	61	56
WTI-priced crude oil throughput percent	18	20

Crude oil throughputs decreased 69 mbpd in the first quarter of 2016 compared to the first quarter of 2015, primarily due to higher planned turnaround and major maintenance activity at the Galveston Bay and Robinson refineries in the first quarter of 2016.
The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended March 31,
	2016	2015
Refining & Marketing gross margin (dollars per barrel)(a)	$9.98	$16.14
Refinery direct operating costs (dollars per barrel):(b)
Planned turnaround and major maintenance	$2.43	$0.79
Depreciation and amortization	1.54	1.42
Other manufacturing(c)	4.14	4.26
Total	$8.11	$6.47

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)	Per barrel of total refinery throughputs.

(c)	Includes utilities, labor, routine maintenance and other operating costs.

Refinery direct operating costs increased $1.64 per barrel in the first quarter of 2016 compared to the first quarter of 2015, reflecting an increase in planned turnaround and major maintenance costs of $1.64 per barrel, an increase in depreciation and amortization of $0.12 per barrel and a decrease in other manufacturing costs of $0.12 per barrel. The increase in planned turnaround and major maintenance costs were primarily attributable to significant turnaround costs incurred by the Galveston Bay and Robinson refineries in the first quarter of 2016. The decrease in other manufacturing costs was primarily attributable to lower energy and employee benefit expenses, partially offset by higher catalyst costs.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with purchased RINs increased to $63 million in the first quarter of 2016 from $41 million in the first quarter of 2015. In the first quarter of 2016, the increase was primarily due to increased costs and quantities purchased of bio-mass based diesel RINs.

Speedway segment income from operations decreased $1 million in the first quarter of 2016 compared to the first quarter of 2015. The decrease in segment income was primarily due to a decrease in our gasoline and distillate gross margin of $33 million, or $0.0288 per gallon, and higher operating expenses, partially offset by a $19 million increase in merchandise margins, an increase in gasoline and distillate sales volumes and a $24 million gain from the sale of a retail location.
The following table includes margin statistics for the Speedway segment.

	Three Months Ended March 31,
	2016	2015
Gasoline & distillate gross margin (dollars per gallon)(a)	$0.1682	$0.1970
Merchandise gross margin (in millions)	$330	$311
Merchandise gross margin percent	29.0%	28.0%

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.
Midstream segment income from operations increased $77 million in the first quarter of 2016 compared to the first quarter of 2015. In the first quarter of 2016, the increase was primarily due to operating results from MarkWest following the MarkWest Merger, which was effective December 4, 2015.
Corporate and other unallocated items decreased $12 million in the first quarter of 2016, largely due to a reduction in employee benefit expenses.
The first quarter of 2016 includes an impairment charge of $129 million recorded by MPLX to impair a portion of the $2.21 billion of goodwill, as adjusted, recorded in connection with the MarkWest Merger. See the Critical Accounting Estimates section for a discussion of the interim impairment assessment of goodwill.
Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $308 million at March 31, 2016 compared to $1.13 billion at December 31, 2015. Net cash provided by (used in) operating activities, investing activities and financing activities for the first three months of 2016 and 2015 are presented in the following table.

	Three Months Ended March 31,
(In millions)	2016	2015
Net cash provided by (used in):
Operating activities	$327	$1,190
Investing activities	(727)	(388)
Financing activities	(419)	(218)
Total	$(819)	$584

Net cash provided by operating activities decreased $863 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to a decrease in net income of $981 million and an unfavorable change in working capital of $222 million partially offset by an increase in non-cash adjustments of $340 million. The increase in non-cash adjustments is primarily due to an impairment charge of $129 million recorded by MPLX and increased depreciation and amortization expense of $127 million due to the depreciation of the fair value of the assets acquired in the MarkWest Merger. Changes in working capital were a net $277 million use of cash in the first quarter of 2016 compared to a net $55 million use of cash in the first quarter of 2015. The net $277 million use of cash in the first quarter of 2016 was primarily due to a decrease in accounts payable and accrued liabilities, partially offset by decreases in current receivables and inventory. The above changes in working capital exclude changes in short-term debt. Changes from December 31, 2015 to March 31, 2016 per the consolidated balance sheets were as follows:

•	Accounts payable decreased $660 million from year-end 2015, primarily due to lower crude oil volumes and prices.

•	Current receivables decreased $325 million from year-end 2015, primarily due to lower crude oil volumes and prices.

•	Inventories decreased $242 million from year-end 2015, primarily due to decreases in crude oil and refined product inventory volumes.
The net $55 million use of cash from working capital changes in the first quarter of 2015 was primarily due to a decrease in accounts payable and accrued liabilities, partially offset by decreases in current receivables and inventory. The above changes in working capital exclude changes in short-term debt. Changes from December 31, 2014 to March 31, 2015 per the consolidated balance sheets were as follows:

•	Accounts payable decreased $1.27 billion from year-end 2014, primarily due to lower crude oil prices.

•	Current receivables decreased $694 million from year-end 2014, primarily due to lower refined product and crude oil prices.

•	Inventories decreased $205 million from year-end 2014, primarily due to decreases in crude oil and refined product inventory volumes.
Net cash used in investing activities was $339 million higher in the first quarter of 2016 compared to the first quarter of 2015, primarily due to increases in additions to property, plant and equipment and acquisitions and investments in affiliates, partially offset by an increase in disposal of assets.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(In millions)	2016	2015
Additions to property, plant and equipment per consolidated statements of cash flows	$745	$389
Decrease in capital accruals	(137)	(47)
Total capital expenditures	608	342
Acquisitions(a)	10	—
Investments in equity method investees	66	42
Total capital expenditures and investments	$684	$384

(a)
Acquisitions include adjustments to the fair values of the property, plant and equipment, equity investments, intangibles and goodwill acquired in connection with the MarkWest Merger. See Note 4 to the unaudited consolidated financial statements.

Capital expenditures and investments are summarized by segment below.

	Three Months Ended March 31,
(In millions)	2016	2015
Refining & Marketing	$243	$223
Speedway	50	45
Midstream	350	87
Corporate and Other(a)	41	29
Total	$684	$384

(a)	Includes capitalized interest of $17 million and $8 million for the three months ended March 31, 2016 and 2015, respectively.
Net cash used for additions to property, plant and equipment increased $356 million for the first quarter of 2016 compared to the first quarter of 2015, primarily due to an increase in capital expenditures for all segments due to various capital projects. Net cash used in equity method investments increased $25 million for the first quarter of 2016 compared to the first quarter of 2015, primarily due to contributions to equity affiliates of MPLX of $29 million and Illinois Extension Pipeline of $24 million to fund the SAX pipeline project as compared to our contribution to Illinois Extension Pipeline of $37 million to fund the SAX pipeline project in the first quarter of 2015. Cash from disposal of assets increased primarily due to the sale of a Speedway retail location in the first quarter of 2016.
Financing activities were a net $419 million use of cash in the first quarter of 2016 compared to a net $218 million use of cash in the first quarter of 2015. The uses of cash in 2016 included long-term debt repayments, dividend payments, distributions to noncontrolling interests and common stock repurchases under our share repurchase authorizations offset by sources of cash from the issuance of MPLX common units and long-term debt and commercial paper borrowings.

Long-term debt borrowings and repayments were a net $559 million use of cash in the first quarter of 2016 compared to a net $107 million source of cash in the first quarter of 2015. During the first quarter of 2016, MPLX repaid amounts outstanding under the MPLX bank revolving credit facility. During the first quarter of 2015, MPLX used proceeds from its $500 million of MPLX Senior Notes to repay amounts outstanding under the MPLX Credit Agreement, as well as for general partnership purposes.
Cash used in common stock repurchases decreased $134 million in the first quarter of 2016 compared to the first quarter of 2015. The table below summarizes our total share repurchases for these periods. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase authorizations.

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Number of shares repurchased	2	4
Cash paid for shares repurchased	$75	$209
Effective average cost per delivered share	$43.96	$47.51
Cash used in distributions to noncontrolling interests increased $112 million in the first quarter of 2016 compared to the first quarter of 2015 due to an increase in the noncontrolling interest of MPLX as a result of the MarkWest Merger. As of March 31, 2016, we owned a 25 percent interest in MPLX, including a two percent general partner interest, compared to a 71.5 percent interest as of March 31, 2015.
Cash used in dividend payments increased $33 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to a $0.07 per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments were $0.32 per common share in the first quarter of 2016 compared to $0.25 per common share in the first quarter of 2015.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $3.23 billion at March 31, 2016 consisting of:

	March 31, 2016
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$2,500	$—	$2,500
Trade receivables facility(b)	426	—	426
Total	$2,926	$—	$2,926
Cash and cash equivalents			308
Total liquidity			$3,234

(a)	Excludes MPLX’s $2.0 billion bank revolving credit facility, which had $1.7 billion available as of March 31, 2016.

(b)
Availability under our $1.0 billion trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products. As of April 30, 2016, eligible trade receivables supported borrowings of $574 million.

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
On February 26, 2016, we established a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of March 31, 2016, we had $188 million of commercial paper outstanding with a weighted average interest rate of 0.89 percent.
On April 27, 2016, MPLX entered into an agreement for the private placement of $1 billion of newly authorized 6.5 percent Series A Convertible Preferred Units (the “Preferred Units”) at a price of $32.50 per unit or approximately 30.8 million units.

The Preferred Units will be entitled to receive an annual distribution from MPLX, which will initially equal $2.1125 per unit. The Preferred Units are convertible into MPLX common units on a one for one basis after three years, at the purchasers’ option, and after four years at MPLX’s option, subject to certain conditions. Closing of the transaction is scheduled to occur in May 2016. The net proceeds after deducting offering and transaction expenses are expected to be approximately $984 million.
The MPC term loan agreement (the “Term Loan Agreement”), MPC bank revolving credit facility and MPLX credit agreement, which provides for the MPLX bank revolving credit facility and the MPLX term loan facility (“MPLX Credit Agreement”), contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the Term Loan Agreement and the MPC bank revolving credit facility requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the Term Loan Agreement and the MPC bank revolving credit facility) of no greater than 0.65 to 1.00. As of March 31, 2016, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.37 to 1.00, as well as the other covenants contained in the Term Loan Agreement and the MPC bank revolving credit facility.
The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of March 31, 2016, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 4.1 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.
Our intention is to maintain an investment grade credit profile. As of March 31, 2016, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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

Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 37 percent at March 31, 2016 and 38 percent at December 31, 2015.

(In millions)	March 31, 2016	December 31, 2015
Debt due within one year	$215	$29
Long-term debt	11,351	11,896
Total debt	$11,566	$11,925
Calculation of debt-to-total-capital ratio:
Total debt	$11,566	$11,925
Total equity	19,494	19,675
Total capital	$31,060	$31,600
Debt-to-total-capital ratio	37%	38%
Capital Requirements
Our board approved a 2016 capital spending and investment plan of $4.2 billion towards the end of 2015. In light of current market conditions and revisions to expected completion dates for certain projects, we expect 2016 capital spending and investments to be $3.0 billion, excluding capitalized interest. This reduced forecast for capital spending and investments includes spending on refining, retail marketing and midstream projects as well as amounts designated for corporate projects. During the three months ended March 31, 2016, our capital expenditures and investments were $667 million, excluding capitalized interest. There have been no material changes to our 2016 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2015 was filed. We continuously evaluate our capital budget and make changes as conditions warrant.
During the second quarter of 2016, we paid BP $200 million for the third year’s contingent earnout. Including this second quarter payment, we have paid BP approximately $569 million in total leaving $131 million remaining under the total cap of $700 million. See Note 15 to the unaudited consolidated financial statements.
Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through the first quarter of 2016. At March 31, 2016, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of March 31, 2016, our equity investment in Centennial was $37 million and we had a $33 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Note 22 to the unaudited consolidated financial statements for additional information on the debt guarantee.
During the three months ended March 31, 2016, we made no voluntary contributions to our funded pension plans. We have no required funding for 2016, but may make additional voluntary contributions at our discretion depending on the anticipated funding status and plan asset performance.
On April 27, 2016, our board of directors approved a dividend of $0.32 per share on common stock. The dividend is payable June 10, 2016, to shareholders of record as of the close of business on May 18, 2016.
During the first three months of 2016, we paid $75 million to acquire 2 million common shares through open market share repurchases. The effective average cost was $43.96 per delivered share. Since January 1, 2012, our board of directors has approved $10.0 billion in total share repurchase authorizations. As of March 31, 2016, we had $2.69 billion of remaining share repurchase authorizations. See Note 8 to the unaudited consolidated financial statements.
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

The above discussion contains forward-looking statements with respect to our capital requirements, including our capital spending and budget plan, the contingent earnout payment to the seller of the Galveston Bay Refinery and Related Assets, the carrying value of our Centennial equity investment, future contributions to our funded pension plans and share repurchases. Forward-looking statements about our capital requirements are based on current expectations, estimates and projections and are not guarantees of future performance. Factors that could cause actual results to differ materially from those included in our forward-looking statements regarding capital requirements include the availability of liquidity business conditions, a further decline or improvement in the long-term outlook of the potential uses of Centennial’s assets and the pursuit of different strategic alternatives for such assets, market price of our common stock, prices of and demand for crude oil and refinery feedstocks and refined products, continued/further volatility in and/or degradation of market and industry conditions, the effects of the lifting of the U.S. crude oil export ban, completion of pipeline capacity to areas outside the U.S. Midwest, our ability to successfully achieve the strategic and other expected objectives relating to the MarkWest Merger, modifications to MPLX earnings and distribution growth objectives, actions of competitors, delays in obtaining necessary third-party approvals, changes in labor, materials, and equipment costs and availability, planned and unplanned outages, the delay of, cancellation of or failure to implement planned capital projects, project cost overruns, disruptions or interruptions of our refining operations due to the shortage of skilled labor and unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response, and other operating and economic considerations. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.
Contractual Cash Obligations
As of March 31, 2016, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first three months of 2016, our long-term debt commitments decreased $577 million due to repayment of borrowings under the MPLX bank revolving credit facility, partially offset by commercial paper borrowings. Also, during the first three months of 2016, our long-term transportation commitments, beginning in 2018, decreased $432 million due to the suspension of a pipeline project for which the Company had made a commitment under a Transportation Services Agreement.
There were no other material changes to our contractual cash obligations outside the ordinary course of business.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under U.S. GAAP. Our off-balance sheet arrangements are limited to indemnities and guarantees that are described below. Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources.
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

On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $750 million to $1 billion between 2014 and 2020 for capital expenditures necessary to comply with these standards, a majority of which is expected to be spent in the years of 2017 through 2020.
There have been no other significant changes to our environmental matters and compliance costs during the three months ended March 31, 2016.
Critical Accounting Estimates
Impairment Assessments of Long-Lived Assets, Intangible Assets, Goodwill and Equity Method Investments
As of March 31, 2016, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2015, except as noted below.
Goodwill is tested for impairment on an annual basis and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below the carrying value of the net assets of the reporting unit.
During the first quarter of 2016, MPLX, our consolidated subsidiary, determined that an interim impairment analysis of the goodwill recorded in connection with the MarkWest Merger was necessary based on consideration of a number of first quarter events and circumstances, including i) continued deterioration of near term commodity prices as well as longer term pricing trends, ii) recent guidance on reductions to forecasted capital spending, the slowing of drilling activity and the resulting reduced production growth forecasts released or communicated by MPLX’s producer customers and iii) increases in the cost of capital. The combination of these factors was considered to be a triggering event requiring an interim impairment test. Based on the first step of the interim goodwill impairment analysis, the fair value for the three reporting units to which goodwill was assigned in connection with the MarkWest Merger was less than their respective carrying value. In step two of the impairment analysis, the implied fair values of the goodwill were compared to the carrying values within those reporting units. Based on this assessment, it was determined that goodwill was impaired in two of the reporting units. Accordingly, MPLX recorded an impairment charge of approximately $129 million in the first quarter of 2016.
The fair value of the reporting units for the interim goodwill impairment analysis was determined based on applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method include management’s best estimates of the expected future results and discount rates, which ranged from 10.5 percent to 11.5 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future.
MPLX did not record an impairment charge for one reporting unit assigned goodwill. An increase of 0.50% to the discount rate used to estimate this reporting unit’s fair value would have resulted in an additional goodwill impairment charge of more than $400 million. Other significant assumptions used to estimate this reporting unit’s fair value included estimates of future cash flows. If estimates of future cash flows of this reporting unit were to decline, the overall reporting unit's fair value would decrease, resulting in a potential goodwill impairment charge.
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flows of an asset group. Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. In the first quarter of 2016, MPLX also considered whether there was any indication of impairment of long-lived assets and equity method investments recorded in connection with the MarkWest Merger and determined that there were none.
Accounting Standards Not Yet Adopted
As discussed in Note 2 to our unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015.
See Notes 15 and 16 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2016 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of March 31, 2016
Crude	$(11,492)	$(24,979)	$22,183	$127,246
Refined products	15,792	44,360	(14,489)	(36,221)
Embedded derivatives	(3,170)	(7,924)	3,170	7,924
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2016 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding capital leases, as of March 31, 2016 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of March 31, 2016(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended March 31, 2016(c)
Long-term debt
Fixed-rate	$9,622	$785	n/a
Variable-rate	1,464	n/a	4

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2016.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the three months ended March 31, 2016.
At March 31, 2016, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the Term Loan Agreement, the MPLX term loan facility, the MPLX bank revolving credit facility and the commercial paper program. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the Term Loan Agreement and the MPLX term loan facility, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2016, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Income from Operations by segment
Refining & Marketing(a)	$(62)	$1,292
Speedway	167	168
Midstream(a)(b)	167	90
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(67)	(79)
Pension settlement expenses	(1)	(1)
Impairments	(129)	—
Income from operations	$75	$1,470
Capital Expenditures and Investments(c)
Refining & Marketing(a)	$243	$223
Speedway	50	45
Midstream(a)	350	87
Corporate and Other(d)	41	29
Total	$684	$384

(a)
We revised our operating segment presentation in the first quarter of 2016 in connection with the contribution of our inland marine business to MPLX; our inland marine business, which was previously included in Refining & Marketing, is now included in Midstream. Comparable prior period information has been recast to reflect our revised segment presentation.

(b)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(d)	Includes capitalized interest of $17 million and $8 million for the three months ended March 31, 2016 and 2015, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
	2016	2015
MPC Consolidated Refined Product Sales Volumes (mbpd)(a)	2,158	2,246
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (mbpd)(b)	2,148	2,233
Refining & Marketing gross margin (dollars per barrel)(c)(d)	$9.98	$16.14
Crude oil capacity utilization percent(e)	89	97
Refinery throughputs (mbpd):(f)
Crude oil refined	1,603	1,672
Other charge and blendstocks	171	180
Total	1,774	1,852
Sour crude oil throughput percent	61	56
WTI-priced crude oil throughput percent	18	20
Refined product yields (mbpd):(f)
Gasoline	899	911
Distillates	571	553
Propane	32	36
Feedstocks and special products	234	298
Heavy fuel oil	30	30
Asphalt	44	50
Total	1,810	1,878
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$2.43	$0.79
Depreciation and amortization	1.54	1.42
Other manufacturing(h)	4.14	4.26
Total	$8.11	$6.47
Refining & Marketing Operating Statistics By Region - Gulf Coast
Refinery throughputs (mbpd):(i)
Crude oil refined	991	1,031
Other charge and blendstocks	217	179
Total	1,208	1,210
Sour crude oil throughput percent	75	70
WTI-priced crude oil throughput percent	3	5
Refined product yields (mbpd):(i)
Gasoline	533	523
Distillates	375	342
Propane	25	25
Feedstocks and special products	280	307
Heavy fuel oil	18	15
Asphalt	8	14
Total	1,239	1,226
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$2.62	$0.80
Depreciation and amortization	1.17	1.14
Other manufacturing(h)	3.74	3.99
Total	$7.53	$5.93

Supplementary Statistics (Unaudited)
	Three Months Ended March 31,
	2016	2015
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (mbpd):(i)
Crude oil refined	612	641
Other charge and blendstocks	36	36
Total	648	677
Sour crude oil throughput percent	39	34
WTI-priced crude oil throughput percent	42	43
Refined product yields (mbpd):(i)
Gasoline	366	388
Distillates	196	211
Propane	9	13
Feedstocks and special products	34	23
Heavy fuel oil	12	16
Asphalt	36	36
Total	653	687
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.76	$0.73
Depreciation and amortization	2.03	1.85
Other manufacturing(h)	4.36	4.51
Total	$8.15	$7.09
Speedway Operating Statistics
Convenience stores at period-end	2,771	2,753
Gasoline and distillate sales (millions of gallons)	1,483	1,432
Gasoline and distillate gross margin (dollars per gallon)(j)	$0.1682	$0.1970
Merchandise sales (in millions)	$1,152	$1,111
Merchandise gross margin (in millions)	$330	$311
Merchandise gross margin percent	29.0%	28.0%
Same store gasoline sales volume (period over period)	1.0%	(1.2%)
Same store merchandise sales (period over period)(k)	3.1%	6.2%
Midstream Operating Statistics
Crude oil and refined product pipeline throughputs (mbpd)(l)	2,181	2,107
Gathering system throughput (MMcf/d)(m)	3,345
Natural gas processed (MMcf/d)(m)	5,636
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)(m)	312

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.

(b)	Includes intersegment sales.

(c)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(d)	Excludes the lower of cost or market inventory valuation charge of $15 million for the first quarter of 2016.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)	Excludes inter-refinery volumes of 82 mbpd and 35 mbpd for the three months ended March 31, 2016 and 2015, respectively.

(g)	Per barrel of total refinery throughputs.

(h)	Includes utilities, labor, routine maintenance and other operating costs.

(i)	Includes inter-refinery transfer volumes.

(j)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(k)	Excludes cigarettes. Same store sales comparison includes only locations owned at least 13 months.

(l)	On owned common-carrier pipelines, excluding equity method investments.

(m)	Includes amounts related to unconsolidated equity method investments. Includes the results of the MarkWest assets beginning on the Dec. 4, 2015 acquisition date.

Part II – Other Information
Item 1. Legal Proceedings
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Specific matters discussed below are either new proceedings or material developments in proceedings previously reported.
Litigation
We are a party to a number of lawsuits and proceedings and cannot predict the outcome of every such matter with certainty. While it is possible that an adverse result in one or more of the lawsuits or proceedings in which we are a defendant could be material to us, based upon current information and our experience as a defendant in other matters, we believe that these lawsuits and proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Environmental Proceedings
As previously disclosed, in August 2012 the Federal District Court in Michigan entered our Flare Consent Decree with the EPA that included a civil penalty of $460,000 and injunctive relief designed to ensure good combustion and flare minimization practices were employed at 22 flares located at six of our refineries. We have since requested an amendment to the Flare Consent Decree to provide an extension of time to install flare gas recovery systems as required under the existing Flare Consent Decree. In the first quarter of 2016, we agreed to a civil penalty of $326,500 in connection with the amendment to the Flare Consent Decree.
As reported in our Annual Report on Form 10-K for the year ended December 31, 2015, in January 2016, the Michigan Department of Environmental Quality ("MDEQ") issued an Enforcement Notice to Marathon Petroleum Company LP (“MPC LP”) indicating MDEQ intends to pursue enforcement for two Violation Notices issued to MPC LP in 2015. The Violation Notices both allege exceedances of air emissions limitations at our Detroit refinery. In the first quarter of 2016, we tentatively agreed to a civil penalty of $62,000 in connection with the Enforcement Notice.
As reported in our Annual Report on Form 10-K for the year ended December 31, 2015, on July 6, 2015, representatives from the EPA and the United States Department of Justice entered a MarkWest Liberty Midstream pipeline launcher/receiver site utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by a magistrate of the United States District Court for the Western District of Pennsylvania. The government has presented MarkWest Liberty Midstream with subpoenas to provide documents related to its pipeline and compressor facilities located in Pennsylvania. MarkWest Liberty Midstream is providing information in response to the subpoenas and related requests for information from the EPA, state and other agencies, and is in discussions with the agencies regarding issues associated with its operations of, and any permit related obligations for, its gathering facilities in the region. Immediately following the July 6, 2015 search, MarkWest Liberty Midstream commenced its own assessment of its operations of launcher/receiver facilities. MarkWest Liberty Midstream’s review to date has determined that MarkWest Liberty Midstream’s operations have been conducted in a manner fully protective of its employees and the public, and that other than potentially having to obtain certain permits at a relatively small number of individual sites, MarkWest Liberty Midstream has operated in substantial compliance with applicable laws and regulations. It is possible that, in connection with any potential or asserted civil or criminal enforcement action associated with this matter, MarkWest Liberty Midstream will incur material assessments, penalties or fines, incur material defense costs and expenses, be required to modify operations or construction activities which could increase operating costs and capital expenditures, or be subject to other obligations or restrictions that could restrict or prohibit our activities, any or all of which could adversely affect our results of operations, financial position or cash flows. The amount of any potential assessments, penalties, fines, restrictions, requirements, modifications, costs or expenses that may be incurred in connection with any potential enforcement action cannot be reasonably estimated or determined at this time.
We are involved in a number of environmental proceedings arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth a summary of our purchases during the quarter ended March 31, 2016, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
01/01/16-01/31/16	1,256,102	$45.40	1,255,400	$2,704,248,788
02/01/16-02/29/16	462,948	39.82	450,600	2,686,248,850
03/01/16-03/31/16	27,857	34.44	—	2,686,248,850
Total	1,746,907	43.75	1,706,000

(a)
The amounts in this column include 702, 12,348 and 27,857 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in January, February and March, respectively.

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

(c)
On July 30, 2015, we announced that our board of directors had approved an additional $2.0 billion share repurchase authorization through July 31, 2017, resulting in $10.0 billion of total share repurchase authorizations since January 1, 2012. This authorization is in addition to the previous authorization, announced July 30, 2014, which had approximately $686 million remaining as of March 31, 2016.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	8-K	3.1	2/29/2016	001-35054
10.1	Form of Marathon Petroleum Corporation Performance Unit Award Agreement					X
10.2	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement - Officer					X
10.3	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement - Officer					X
10.4	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer					X
10.5	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2016	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller