Form 10-Q
period 2016-06-30
Marathon Petroleum Corp
filed 2016-08-03
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 528,759,847 shares of Marathon Petroleum Corporation common stock outstanding as of July 29, 2016.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended June 30, 2016

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ATB	Articulated tug barges
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization, a non-GAAP financial measure
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
IDR	Incentive Distribution Rights
LCM	Lower of cost or market
LIBO Rate	London Interbank Offered Rate
LIFO	Last in, first out, an inventory costing method
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MMbtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
OTC	Over-the-Counter
ppm	Parts per million
RINs	Renewable Identification Numbers
SEC	Securities and Exchange Commission
SMR	Steam methane reformer, operated by a third party and located at the Javelina gas processing and fractionation complex in Corpus Christi, Texas
ULSD	Ultra-low sulfur diesel
U.S. GAAP	Accounting principles generally accepted in the United States
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$16,811	$20,537	$29,566	$37,728
Income (loss) from equity method investments	(50)	20	(28)	35
Net gain (loss) on disposal of assets	—	(1)	25	4
Other income	29	25	57	54
Total revenues and other income	16,790	20,581	29,620	37,821
Costs and expenses:
Cost of revenues (excludes items below)	12,830	16,366	22,531	29,410
Purchases from related parties	124	82	231	158
Inventory market valuation adjustment	(385)	—	(370)	—
Consumer excise taxes	1,893	1,939	3,719	3,771
Impairment expense	1	—	130	—
Depreciation and amortization	500	362	990	725
Selling, general and administrative expenses	401	393	779	751
Other taxes	111	104	220	201
Total costs and expenses	15,475	19,246	28,230	35,016
Income from operations	1,315	1,335	1,390	2,805
Net interest and other financial income (costs)	(137)	(64)	(279)	(145)
Income before income taxes	1,178	1,271	1,111	2,660
Provision for income taxes	395	432	406	918
Net income	783	839	705	1,742
Less net income (loss) attributable to:
Redeemable noncontrolling interest	9	—	9	—
Noncontrolling interests	(27)	13	(106)	25
Net income attributable to MPC	$801	$826	$802	$1,717
Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$1.51	$1.52	$1.52	$3.16
Weighted average shares outstanding	528	541	528	543
Diluted:
Net income attributable to MPC per share	$1.51	$1.51	$1.51	$3.14
Weighted average shares outstanding	531	544	531	547
Dividends paid	$0.32	$0.25	$0.64	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income	$783	$839	$705	$1,742
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $3, $7, $8 and $12	4	12	12	20
Prior service costs, net of tax of ($4), ($4), ($9) and ($9)	(7)	(8)	(15)	(16)
Other comprehensive income (loss)	(3)	4	(3)	4
Comprehensive income	780	843	702	1,746
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	9	—	9	—
Noncontrolling interests	(27)	13	(106)	25
Comprehensive income attributable to MPC	$798	$830	$799	$1,721
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (MPLX: $35 and $43, respectively)	$1,754	$1,127
Receivables, less allowance for doubtful accounts of $12 and $12 (MPLX: $274 and $257, respectively)	3,199	2,927
Inventories (MPLX: $49 and $51, respectively)	5,209	5,225
Other current assets (MPLX: $24 and $50, respectively)	142	192
Total current assets	10,304	9,471
Equity method investments (MPLX: $2,485 and $2,458, respectively)	3,793	3,622
Property, plant and equipment, net (MPLX: $10,360 and $9,997, respectively)	25,512	25,164
Goodwill (MPLX: $2,199 and $2,570, respectively)	3,648	4,019
Other noncurrent assets (MPLX: $523 and $478, respectively)	876	839
Total assets	$44,133	$43,115
Liabilities
Current liabilities:
Accounts payable (MPLX: $458 and $449, respectively)	$5,214	$4,743
Payroll and benefits payable (MPLX: $1 and $18, respectively)	366	503
Consumer excise taxes payable (MPLX: $2 and $1, respectively)	480	460
Accrued taxes (MPLX: $30 and $26, respectively)	336	184
Debt due within one year (MPLX: $1 and $1, respectively)	27	29
Other current liabilities (MPLX: $69 and $65, respectively)	359	426
Total current liabilities	6,782	6,345
Long-term debt (MPLX: $4,400 and $5,255, respectively)	11,032	11,896
Deferred income taxes (MPLX: $368 and $378, respectively)	3,520	3,285
Defined benefit postretirement plan obligations	1,242	1,179
Deferred credits and other liabilities (MPLX: $185 and $170, respectively)	629	735
Total liabilities	23,205	23,440
Commitments and contingencies (see Note 22)
Redeemable noncontrolling interest	993	—
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value 0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 730 million and 729 million shares (par value 0.01 per share, 1 billion shares authorized)	7	7
Held in treasury, at cost – 202 million and 198 million shares	(7,407)	(7,275)
Additional paid-in capital	10,996	11,071
Retained earnings	10,215	9,752
Accumulated other comprehensive loss	(321)	(318)
Total MPC stockholders’ equity	13,490	13,237
Noncontrolling interests	6,445	6,438
Total equity	19,935	19,675
Total liabilities, redeemable noncontrolling interest and equity	$44,133	$43,115
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2016	2015
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$705	$1,742
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	29	7
Impairment expense	130	—
Depreciation and amortization	990	725
Inventory market valuation adjustment	(370)	—
Pension and other postretirement benefits, net	56	57
Deferred income taxes	175	(12)
Net gain on disposal of assets	(25)	(4)
Equity method investments, net	149	14
Changes in the fair value of derivative instruments	29	18
Changes in:
Current receivables	(276)	179
Inventories	386	102
Current accounts payable and accrued liabilities	632	(591)
All other, net	(20)	(53)
Net cash provided by operating activities	2,590	2,184
Investing activities:
Additions to property, plant and equipment	(1,431)	(764)
Disposal of assets	79	12
Investments – acquisitions, loans and contributions	(171)	(149)
– redemptions, repayments and return of capital	1	4
All other, net	26	41
Net cash used in investing activities	(1,496)	(856)
Financing activities:
Commercial paper – issued	763	—
– repayments	(763)	—
Long-term debt – borrowings	714	528
– repayments	(1,606)	(427)
Debt issuance costs	(1)	(4)
Issuance of common stock	2	26
Common stock repurchased	(126)	(617)
Dividends paid	(339)	(272)
Issuance of MPLX LP common units	315	—
Issuance of MPLX LP redeemable preferred units	984	—
Distributions to noncontrolling interests	(249)	(18)
Contingent consideration payment	(164)	(175)
All other, net	3	18
Net cash used in financing activities	(467)	(941)
Net increase in cash and cash equivalents	627	387
Cash and cash equivalents at beginning of period	1,127	1,494
Cash and cash equivalents at end of period	$1,754	$1,881
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Balance as of December 31, 2014	$7	$(6,299)	$9,841	$7,515	$(313)	$639	$11,390
Net income	—	—	—	1,717	—	25	1,742
Dividends declared	—	—	—	(273)	—	—	(273)
Distributions to noncontrolling interests	—	—	—	—	—	(18)	(18)
Other comprehensive income	—	—	—	—	4	—	4
Shares repurchased	—	(617)	—	—	—	—	(617)
Shares issued (returned) – stock-based compensation	—	(10)	26	—	—	—	16
Stock-based compensation	—	—	45	—	—	—	45
Issuance of MPLX LP common units	—	—	—	—	—	1	1
Balance as of June 30, 2015	$7	$(6,926)	$9,912	$8,959	$(309)	$647	$12,290	$—
Balance as of December 31, 2015	$7	$(7,275)	$11,071	$9,752	$(318)	$6,438	$19,675	$—
Net income	—	—	—	802	—	(106)	696	9
Dividends declared	—	—	—	(339)	—	—	(339)	—
Distributions to noncontrolling interests	—	—	—	—	—	(249)	(249)	—
Other comprehensive loss	—	—	—	—	(3)	—	(3)	—
Shares repurchased	—	(126)	—	—	—	—	(126)	—
Shares issued (returned) – stock-based compensation	—	(6)	2	—	—	—	(4)	—
Stock-based compensation	—	—	28	—	—	4	32	—
Issuance of MPLX LP common units, inclusive of deferred income tax of $8	—	—	(32)	—	—	355	323	—
Deferred income tax effect from changes in noncontrolling interest - MarkWest Merger	—	—	(115)	—	—	—	(115)	—
Deferred income tax effect from changes in noncontrolling interest - contribution of inland marine	—	—	42	—	—	—	42	—
Issuance of MPLX LP redeemable preferred units	—	—	—	—	—	—	—	984
Other	—	—	—	—	—	3	3	—
Balance as of June 30, 2016	$7	$(7,407)	$10,996	$10,215	$(321)	$6,445	$19,935	$993

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2014	726	(179)
Shares repurchased	—	(12)
Shares issued – stock-based compensation	2	—
Balance as of June 30, 2015	728	(191)
Balance as of December 31, 2015	729	(198)
Shares repurchased	—	(4)
Shares issued (returned) – stock-based compensation	1	—
Balance as of June 30, 2016	730	(202)
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.
In the first quarter of 2016, we revised our segment reporting in connection with the contribution of our inland marine business to MPLX. See Note 3 for additional information. The operating results for our inland marine business and our investment in an ocean vessel joint venture, Crowley Ocean Partners LLC (“Crowley Ocean Partners”), are now reported in our Midstream segment. Previously they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation. See Note 9 for additional information.
2. Accounting Standards
Recently Adopted
In September 2015, the FASB issued an accounting standard update that eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. This accounting standard update requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The change was effective for interim and annual periods beginning after December 15, 2015. We recognized measurement period adjustments during the first and second quarters of 2016 on a cumulative prospective basis as additional analysis was completed on the preliminary purchase price allocation for the acquisition of MarkWest Energy Partners, L.P. (“MarkWest”). See Note 4 for further discussion and detail related to these measurement period adjustments.
In May 2015, the FASB issued an accounting standard update that eliminates the requirement to categorize investments that are measured at net asset value using the practical expedient in the fair value hierarchy. The change was effective for fiscal years beginning after December 15, 2015 and interim periods within the fiscal year. Retrospective application is required. Adoption of this accounting standard update in the first quarter of 2016 did not have a material impact on our disclosures.
In April 2015, the FASB issued an accounting standard update clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The change was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective or prospective application is allowed. We adopted this accounting standard update prospectively in the first quarter of 2016 and it did not have a material impact on our consolidated results of operations, financial position or cash flows.
In February 2015, the FASB issued an accounting standard update making targeted changes to the current consolidation guidance. The accounting standard update changes the considerations related to substantive rights, related parties, and decision making fees when applying the VIE consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The change was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Under the accounting standard update, we continue to consolidate our master limited partnership, MPLX, but it is now considered to be a VIE. The accounting standard update did impact our disclosures for this consolidated VIE, but did not have a material impact on our results of operations, financial position or cash flows.

In June 2014, the FASB issued an accounting standard update for the elimination of the concept of development stage entity (“DSE”) from U.S. GAAP and removes the related incremental reporting. The accounting standard update eliminated the additional financial statement requirements specific to a DSE and was adopted in the first quarter of 2015. In addition, the portion of the accounting standard update that amended the consolidation model to eliminate the special provisions in the VIE rules for assessing the sufficiency of the equity of a DSE was adopted in the first quarter of 2016. Adoption of this accounting standard update in the first quarter of 2015 and 2016 did not have an impact on our consolidated results of operations, financial position or cash flows.
Not Yet Adopted
In June 2016, the FASB issued an accounting standard update related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect application of this accounting standard update to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued an accounting standard update to simplify some provisions in stock compensation accounting. The areas for simplification involve the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. This change will be effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Prospective early adoption is permitted. We do not expect application of this accounting standard update to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued an accounting standard update eliminating the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. This change will be effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The guidance will be applied prospectively and early adoption is permitted. We do not expect application of this accounting standard update to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued an accounting standard update on lease accounting. This accounting standard update requires lessees to record virtually all leases on their balance sheets. The accounting standard update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The change will be effective on a retrospective or modified retrospective basis for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are in the process of determining the impact of the accounting standard update on our consolidated financial statements.
In January 2016, the FASB issued an accounting standard update requiring unconsolidated equity investments, not accounted for under the equity method, to be measured at fair value with changes in fair value recognized in net income. The accounting standard update also requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes and the separate presentation of financial assets and liabilities by measurement category and form on the balance sheet and accompanying notes. The accounting standard update eliminates the requirement to disclose the methods and assumptions used in estimating the fair value of financial instruments measured at amortized cost. Lastly, the accounting standard update requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when electing to measure the liability at fair value in accordance with the fair value option for financial instruments. The changes are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Upon adoption, entities will be required to make a cumulative-effect adjustment to the consolidated results of operations as of the beginning of the first reporting period the guidance is effective. Early adoption is permitted only for the guidance regarding presentation of a liability’s credit risk. We do not expect application of this accounting standard update to have a material impact on our consolidated financial statements.
In August 2014, the FASB issued an accounting standard update requiring management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Management will be required to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance of the financial statements. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The change will be effective for the first fiscal period ending after December 15, 2016, and for fiscal periods and interim periods thereafter with early application permitted. We do not expect application of this accounting standard update to have an impact on our disclosures.

In May 2014, the FASB issued an accounting standard update for revenue recognition for contracts with customers. The guidance in the accounting standard update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The change will be effective on a retrospective or modified retrospective basis for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted, no earlier than January 1, 2017. We are in the process of determining the impact of the accounting standard update on our consolidated financial statements.
3. MPLX LP
MPLX is a publicly traded master limited partnership formed by us to own, operate, develop and acquire pipelines and other midstream assets related to the transportation and storage of hydrocarbon-based products, including crude oil, refined products, natural gas and NGLs. On December 4, 2015, MPLX and MarkWest completed a merger, whereby MarkWest became a wholly-owned subsidiary of MPLX (the “MarkWest Merger”). MarkWest’s operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. MPLX’s other assets include a 100 percent interest in MPLX Pipe Line Holdings LLC, which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States and a 100 percent interest in a butane cavern in Neal, West Virginia. MPLX also owns an inland marine business, which is comprised of 18 tow boats and approximately 200 barges that transports primarily crude oil and refined products principally for MPC in the Midwest and Gulf Coast regions of the United States.
As of June 30, 2016, we owned a 23 percent interest in MPLX, including a two percent general partner interest. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 77 percent interest owned by the public. The components of our noncontrolling interest consist of equity-based noncontrolling interest and redeemable noncontrolling interest. The redeemable noncontrolling interest relates to MPLX’s preferred units, discussed below.
The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements. The assets of MPLX are the property of MPLX and cannot be used to satisfy the obligations of MPC.
Private Placement of Preferred Units
On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible Preferred Units (the “MPLX Preferred Units”) for a cash price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the MPLX Preferred Units was used for capital expenditures, repayment of debt and general partnership purposes.
The MPLX Preferred Units rank senior to all MPLX common units with respect to distributions and rights upon liquidation. The holders of the MPLX Preferred Units are entitled to receive quarterly distributions equal to $0.528125 per unit commencing for the quarter ended June 30, 2016, with a prorated amount from the date of issuance. Following the second anniversary of the issuance of the MPLX Preferred Units, the holders of the MPLX Preferred Units will receive as a distribution the greater of $0.528125 per unit or the amount of per unit distributions paid to common units. The MPLX Preferred Units are convertible into MPLX common units on a one for one basis after three years, at the purchasers’ option, and after four years at MPLX’s option, subject to certain conditions.
The MPLX Preferred Units are considered redeemable securities due to the existence of redemption provisions upon a deemed liquidation event which is considered outside our control. Therefore, they are presented as temporary equity in the mezzanine section of the consolidated balance sheets. We have recorded the MPLX Preferred Units at their issuance date fair value, net of issuance costs. Since the MPLX Preferred Units are not currently redeemable and not probable of becoming redeemable in the future, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the security would become redeemable.

Contribution of Inland Marine Business to MPLX
On March 31, 2016, we contributed our inland marine business to MPLX in exchange for 23 million common units and 460 thousand general partner units. The number of units we received from MPLX was determined by dividing $600 million by the volume weighted average NYSE price of MPLX common units for the 10 trading days preceding March 14, 2016, pursuant to the Membership Interests Contribution Agreement. We also agreed to waive first-quarter 2016 common unit distributions, IDRs and general partner distributions with respect to the common units issued in this transaction. The contribution of our inland marine business was accounted for as a transaction between entities under common control and we did not record a gain or loss.
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
During the six months ended June 30, 2016, MPLX issued an aggregate of 12 million common units under the ATM Program, generating net proceeds of approximately $315 million. As a result of common units issued under the ATM Program during the period, we contributed approximately $6 million to MPLX in exchange for general partner units to maintain our two percent general partner interest.
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
4. Acquisition and Investments

Merger with MarkWest Energy Partners, L.P.
On December 4, 2015, MPLX completed the MarkWest Merger. The total value of consideration transferred was $8.61 billion, consisting of $7.33 billion in equity and $1.28 billion in cash. At closing, we made a payment of $1.23 billion to MarkWest common unitholders and the remaining $50 million will be paid in equal amounts, the first of which was paid in July 2016 and the second of which will be paid in July 2017, in connection with the conversion of the MPLX Class B units to MPLX common units. Our financial results and operating statistics reflect the results of MarkWest from the date of the MarkWest Merger.

The following table summarizes the final purchase price allocation. Subsequent to December 31, 2015, additional analysis was completed and adjustments were made to the preliminary purchase price allocation as noted in the table below. The estimated fair value of assets acquired and liabilities and noncontrolling interests assumed at the acquisition date as of June 30, 2016, are as follows:

(In millions)	As originally reported	Adjustments	As adjusted
Cash and cash equivalents	$12	$—	$12
Receivables	164	—	164
Inventories	33	(1)	32
Other current assets	44	—	44
Equity method investments	2,457	143	2,600
Property, plant and equipment, net	8,474	43	8,517
Other noncurrent assets(a)	473	65	538
Total assets acquired	11,657	250	11,907
Accounts payable	322	6	328
Payroll and benefits payable	13	—	13
Accrued taxes	21	—	21
Other current liabilities	44	—	44
Long-term debt	4,567	—	4,567
Deferred income taxes	374	3	377
Deferred credit and other liabilities	151	—	151
Noncontrolling interest	13	—	13
Total liabilities and noncontrolling interest assumed	5,505	9	5,514
Net assets acquired excluding goodwill	6,152	241	6,393
Goodwill	2,454	(241)	2,213
Net assets acquired	$8,606	$—	$8,606

(a)	The adjustment relates to acquired intangible assets.
Adjustments to the preliminary purchase price allocations as of December 31, 2015 stem mainly from additional information obtained by management in the first quarter about facts and circumstances that existed at the acquisition date including updates to forecasted employee benefit costs and capital expenditures, and completion of certain valuations to determine the underlying fair value of certain acquired assets. The adjustment to intangibles mainly relates to a misstatement in the preliminary purchase price allocation as of December 31, 2015. The correction of the error in the first quarter resulted in a $68 million reduction to the carrying value of goodwill and offsetting increases of $64 million in intangibles and $2 million in both equity method investments and property, plant and equipment. Management concluded that the correction of the error is immaterial to the consolidated financial statements for all periods presented.
The increases to fair value of equity method investments, property plant and equipment, and other noncurrent assets noted above would not have resulted in a material effect to depreciation and amortization or income from equity method investments in the consolidated statements of income for the year ended December 31, 2015, had the fair value adjustments been recorded as of December 4, 2015.
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
As further discussed in Note 14, we recorded a goodwill impairment charge based on the implied fair value of goodwill as of the interim impairment analysis in the first quarter of 2016. During the second quarter of 2016, we finalized the analysis of the purchase price allocation. The completion of the purchase price allocation resulted in a refinement of the impairment expense recorded, as more fully discussed in Note 14.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the MarkWest Merger occurred on January 1, 2014.

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions, except per share data)	2015	2015
Sales and other operating revenues (including consumer excise taxes)	$20,992	$38,644
Net income attributable to MPC	786	1,657
Net income attributable to MPC per share – basic	$1.45	$3.05
Net income attributable to MPC per share – diluted	1.44	3.03
The unaudited pro forma financial information includes adjustments to align accounting policies, increased depreciation expense to reflect the fair value of property, plant and equipment, increased amortization expense related to identifiable intangible assets, adjustments to amortize the difference between the fair value and the principal amount of the MarkWest debt assumed by MPLX, adjustments to reflect the change in our limited partner interest in MPLX resulting from the MarkWest Merger, as well as the related income tax effects. The unaudited pro forma financial information does not give effect to potential synergies that could result from the transaction and is not necessarily indicative of the results of future operations.
Investments in Ocean Vessel Joint Ventures
We currently have ownership interests in two ocean vessel joint ventures with Crowley Maritime Corporation (“Crowley”), which were established to own and operate Jones Act vessels in clean product service.
In September 2015, we acquired a 50 percent ownership interest in a joint venture, Crowley Ocean Partners, with Crowley. The joint venture will own and operate four new Jones Act product tankers, three of which will be leased to MPC. Contributions to the joint venture occur as each vessel is delivered. Two of the vessels were delivered in 2015, the third was delivered in April 2016 and the fourth is expected to be delivered in the third quarter of 2016. During the six months ended June 30, 2016, we contributed $35 million in connection with the delivery of the third vessel. We have contributed a total of $107 million for the first three vessels.
In May 2016, MPC and Crowley formed a new ocean vessel joint venture, Crowley Coastal Partners LLC (“Crowley Coastal Partners”), in which MPC has a 50 percent ownership interest. MPC and Crowley each contributed their 50 percent ownership in Crowley Ocean Partners, discussed above, into Crowley Coastal Partners. In addition, we contributed $48 million in cash and Crowley contributed its 100 percent ownership interest in Crowley Blue Water Partners LLC (“Crowley Blue Water Partners”) to Crowley Coastal Partners. Crowley Blue Water Partners is an entity that owns and operates three 750 Series ATB vessels that are leased to MPC. We account for our 50 percent interest in Crowley Coastal Partners as part of our Midstream segment using the equity method of accounting.
See Note 5 for information on Crowley Coastal Partners as a VIE and Note 22 for information on our conditional guarantee of the indebtedness of Crowley Ocean Partners and Crowley Blue Water Partners and commitments for future contributions to Crowley Ocean Partners.
Investment in Pipeline Company
In November 2013, we agreed to serve as an anchor shipper for the Sandpiper pipeline project and fund 37.5 percent of the construction costs of the project, which was to become part of Enbridge Energy Partners L.P.’s (“Enbridge Energy Partners”) North Dakota System. In exchange for these commitments, we were to earn an approximate 27 percent equity interest in Enbridge Energy Partners’ North Dakota System when the Sandpiper pipeline is placed into service. We made contributions of $14 million to North Dakota Pipeline Company LLC (“North Dakota Pipeline”) during the six months ended June 30, 2016 and have contributed $301 million since project inception to fund our share of the construction costs for the project. As discussed further in Note 23, our commitment to fund this pipeline project is expected to be cancelled in connection with our anticipated investment in the Bakken Pipeline system. Due to these subsequent events, which were not known or knowable at June 30, 2016, the carrying value of our investment in North Dakota Pipeline is expected to be subject to an impairment review in the third quarter of 2016. This review could result in a charge to impair our investment in the project. We account for our interest in North Dakota Pipeline as part of our Midstream segment using the equity method of accounting. See Note 22 for information on future contributions to North Dakota Pipeline.

5. Variable Interest Entities
In addition to MPLX, as described in Note 3, the following entities are also VIEs.
Crowley Coastal Partners
In May 2016, Crowley Coastal Partners was formed to own the interest in both Crowley Ocean Partners and Crowley Blue Water Partners. We have determined that Crowley Coastal Partners is a VIE based on the terms of the existing financing arrangements for Crowley Blue Water Partners and Crowley Ocean Partners and the associated parent debt guarantees. Our maximum exposure to loss at June 30, 2016 was $426 million, which includes our equity method investment in Crowley Coastal Partners and the debt guarantees provided to each of the lenders to Crowley Blue Water Partners and Crowley Ocean Partners. We are not the primary beneficiary of this VIE because we do not have the power to control the activities that significantly influence the economic outcomes of the entity and therefore, do not consolidate the entity.
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
MarkWest has a 60 percent legal ownership interest in MarkWest Utica EMG. MarkWest Utica EMG's inability to fund its planned activities without subordinated financial support qualify it as a VIE. Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. We account for our ownership interest in MarkWest Utica EMG as an equity method investment. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating MarkWest Utica EMG. Our maximum exposure to loss as a result of our involvement with MarkWest Utica EMG includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in MarkWest Utica EMG at June 30, 2016 was $2.27 billion.
Ohio Gathering
Ohio Gathering Company, L.L.C. (“Ohio Gathering”) is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of June 30, 2016, we had a 36 percent indirect ownership interest in Ohio Gathering. As this entity is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating Ohio Gathering.
6. Related Party Transactions
Our related parties include:

•	Centennial Pipeline LLC (“Centennial”), in which we have a 50 percent noncontrolling interest. Centennial owns a refined products pipeline and storage facility.

•	Crowley Blue Water Partners, in which we have a 50 percent indirect noncontrolling interest. Crowley Blue Water Partners owns and operates three Jones Act ATB vessels.

•	Crowley Ocean Partners, in which we have a 50 percent indirect noncontrolling interest. Crowley Ocean Partners owns and operates Jones Act product tankers.

•	Explorer Pipeline Company (“Explorer”), in which we have a 25 percent interest. Explorer owns and operates a refined products pipeline.

•	Illinois Extension Pipeline Company, LLC (“Illinois Extension Pipeline”), in which we have a 35 percent noncontrolling interest. Illinois Extension Pipeline owns and operates a crude oil pipeline.

•	LOCAP LLC (“LOCAP”), in which we have a 59 percent noncontrolling interest. LOCAP owns and operates a crude oil pipeline.

•	LOOP LLC (“LOOP”), in which we have a 51 percent noncontrolling interest. LOOP owns and operates the only U.S. deepwater oil port.

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
Sales to related parties, which are included in sales and other operating revenues (including consumer excise taxes) on the consolidated statements of income, were $2 million for both the three months ended June 30, 2016 and 2015 and $3 million for both the six months ended June 30, 2016 and 2015.
Other income from related parties, which is included in other income on the consolidated statements of income, were $11 million and less than $1 million for the three months ended ended June 30, 2016 and 2015, respectively and $19 million and less than $1 million for the six months ended June 30, 2016 and 2015, respectively. Other income from related parties consists primarily of fees received for operating transportation assets for our related parties.
Purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Crowley Blue Water Partners	$6	$—	$6	$—
Crowley Ocean Partners	11	—	17	—
Explorer	6	7	8	14
Illinois Extension Pipeline	28	—	55	—
LOCAP	6	6	12	11
LOOP	15	13	28	26
Ohio Condensate	3	—	6	—
TAAE	11	15	20	28
TACE	12	15	29	31
TAME	24	23	44	43
Other equity method investees	2	3	6	5
Total	$124	$82	$231	$158
Related party purchases from Crowley Blue Water Partners and Crowley Ocean Partners consist of leasing marine equipment primarily used to transport refined products. Related party purchases from Explorer consist primarily of refined product transportation costs. Related party purchases from Illinois Extension Pipeline, LOCAP, LOOP and other equity method investees consist primarily of crude oil transportation costs. Related party purchases from Ohio Condensate consist of condensate processing fees. Related party purchases from TAAE, TACE and TAME consist of ethanol purchases.

Receivables from related parties, which are included in receivables, less allowance for doubtful accounts on the consolidated balance sheets, were as follows:

(In millions)	June 30, 2016	December 31, 2015
Centennial	$1	$1
Jefferson Dry Gas	—	2
MarkWest Utica EMG	5	1
Ohio Condensate	—	3
Ohio Gathering	3	5
Other equity method investees	1	1
Total	$10	$13
The long-term receivable, which is included in other noncurrent assets on the consolidated balance sheet, was $1 million at June 30, 2016 and $1 million at December 31, 2015.
Payables to related parties, which are included in accounts payable on the consolidated balance sheets, were as follows:

(In millions)	June 30, 2016	December 31, 2015
Centennial	$3	$—
Explorer	1	1
Illinois Extension Pipeline	9	4
LOCAP	2	2
LOOP	5	5
MarkWest Utica EMG	14	19
Ohio Condensate	2	4
TAAE	1	1
TACE	2	2
TAME	2	3
Other equity method investees	1	1
Total	$42	$42
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$801	$826	$802	$1,717
Income allocated to participating securities	1	1	1	3
Income available to common stockholders – basic	$800	$825	$801	$1,714
Weighted average common shares outstanding	528	541	528	543
Basic earnings per share	$1.51	$1.52	$1.52	$3.16
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$801	$826	$802	$1,717
Income allocated to participating securities	1	1	1	3
Income available to common stockholders – diluted	$800	$825	$801	$1,714
Weighted average common shares outstanding	528	541	528	543
Effect of dilutive securities	3	3	3	4
Weighted average common shares, including dilutive effect	531	544	531	547
Diluted earnings per share	$1.51	$1.51	$1.51	$3.14

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Shares issued under stock-based compensation plans	4	1	4	1
8. Equity
Since January 1, 2012, our board of directors has approved $10.0 billion in total share repurchase authorizations and we have repurchased a total of $7.36 billion of our common stock under these authorizations, leaving $2.64 billion available for repurchases as of June 30, 2016. Under these authorizations, we have acquired 202 million shares at an average cost per share of $36.45.
We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be affected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Number of shares repurchased	2	8	4	12
Cash paid for shares repurchased	$51	$408	$126	$617
Effective average cost per delivered share	$36.35	$50.97	$40.52	$49.75

9. Segment Information
In the first quarter of 2016, we revised our segment reporting in connection with the contribution of our inland marine business to MPLX. The operating results for our inland marine business and our investment in Crowley Ocean Partners are now reported in our Midstream segment. Previously they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation.
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

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended June 30, 2016
Revenues:
Customer	$11,505	$4,865	$441	$16,811
Intersegment(a)	2,909	—	196	3,105
Segment revenues	$14,414	$4,865	$637	$19,916
Segment income from operations(b)(c)	$1,080	$193	$201	$1,474
Income from equity method investments(d)	3	—	36	39
Depreciation and amortization(d)	270	69	144	483
Capital expenditures and investments(e)	278	70	403	751

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended June 30, 2015
Revenues:
Customer	$15,192	$5,329	$16	$20,537
Intersegment(a)	3,427	2	202	3,631
Segment revenues	$18,619	$5,331	$218	$24,168
Segment income from operations(b)	$1,181	$127	$103	$1,411
Income from equity method investments	8	—	12	20
Depreciation and amortization(d)	261	62	26	349
Capital expenditures and investments(e)	207	100	157	464

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Six Months Ended June 30, 2016
Revenues:
Customer	$19,911	$8,815	$840	$29,566
Intersegment(a)	5,074	1	389	5,464
Segment revenues	$24,985	$8,816	$1,229	$35,030
Segment income from operations(b)(c)	$1,018	$360	$368	$1,746
Income from equity method investments(d)	2	—	59	61
Depreciation and amortization(d)	543	132	284	959
Capital expenditures and investments(e)	521	120	753	1,394

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Six Months Ended June 30, 2015
Revenues:
Customer	$27,836	$9,860	$32	$37,728
Intersegment(a)	6,161	2	389	6,552
Segment revenues	$33,997	$9,862	$421	$44,280
Segment income from operations(b)	$2,473	$295	$193	$2,961
Income from equity method investments	14	—	21	35
Depreciation and amortization(d)	522	125	52	699
Capital expenditures and investments(e)	430	145	244	819

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)
The Refining & Marketing and Speedway segments include inventory LCM benefit of $360 million and $25 million, respectively, for the three months ended June 30, 2016 and $345 million and $25 million, respectively, for the six months ended June 30, 2016.

(d)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(e)	Capital expenditures include changes in capital accruals, acquisitions (including any goodwill) and investments in affiliates.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Segment income from operations	$1,474	$1,411	$1,746	$2,961
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(67)	(75)	(134)	(154)
Pension settlement expenses(c)	(2)	(1)	(3)	(2)
Impairments(d)	(90)	—	(219)	—
Net interest and other financial income (costs)	(137)	(64)	(279)	(145)
Income before income taxes	$1,178	$1,271	$1,111	$2,660

(a)	Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets.

(b)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	See Note 20.

(d)	Relates to impairments of goodwill and an equity method investment. See Notes 14 and 15, respectively.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Segment capital expenditures and investments	$751	$464	$1,394	$819
Less investments in equity method investees(a)	105	107	314	149
Plus items not allocated to segments:
Capital expenditures	21	41	45	62
Capitalized interest	15	8	32	16
Total capital expenditures(b)	$682	$406	$1,157	$748

(a)	The six months ended June 30, 2016 includes an adjustment of $143 million to the fair value of equity investments acquired in connection with the MarkWest Merger. See Note 4.

(b)
Capital expenditures include changes in capital accruals. See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

10. Other Items
Net interest and other financial income (costs) was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Interest income	$1	$2	$2	$3
Interest expense(a)	(149)	(69)	(302)	(149)
Interest capitalized	16	8	32	16
Other financial costs	(5)	(5)	(11)	(15)
Net interest and other financial income (costs)	$(137)	$(64)	$(279)	$(145)

(a)
The three and six months ended June 30, 2016 includes $11 million and $22 million, respectively, for the amortization of the discount related to the difference between the fair value and the principal amount of the assumed MarkWest debt.

11. Income Taxes
The combined federal, state and foreign income tax rate was 33 percent and 34 percent for the three months ended June 30, 2016 and 2015, respectively and 37 percent and 35 percent for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate for the three and six months ended June 30, 2016 varies from the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to the net income attributable to noncontrolling interests (including their proportional share of the goodwill impairment charge recorded by MPLX), the domestic manufacturing deduction and state and local tax expense. The effective tax rate for the three and six months ended June 30, 2015 is equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.
On March 31, 2016, we contributed our inland marine business to MPLX in exchange for MPLX common units representing limited partner interests and general partner units resulting in an increase in MPC’s controlling interest in MPLX. As a result of the change in our ownership of the underlying assets of MPLX, we recorded a decrease in MPC’s deferred tax liabilities of $42 million with an offsetting increase to additional paid-in capital.
During the first quarter of 2016, MPC’s deferred tax liabilities increased $115 million and additional paid-in capital decreased by the same amount for an out of period adjustment to update the preliminary tax effects recorded in 2015 related to the MarkWest Merger. The impact of the out of period adjustment was not material to the consolidated balance sheet as of December 31, 2015.
We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2003 tax years, respectively. We had $13 million of unrecognized tax benefits as of June 30, 2016. Pursuant to our tax sharing agreement with Marathon Oil Corporation (“Marathon Oil”), the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 22 for indemnification information.

12. Inventories

(In millions)	June 30, 2016	December 31, 2015
Crude oil and refinery feedstocks	$1,990	$2,180
Refined products	2,633	2,804
Materials and supplies	419	438
Merchandise	167	173
LCM reserve	—	(370)
Total	$5,209	$5,225
Inventories are carried at the lower of cost or market value. Costs of crude oil, refinery feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing if the LIFO cost basis of these inventories may have to be written down to market values. As of December 31, 2015, costs of inventories exceeded market value by $370 million. As of June 30, 2016, market value exceeded cost. The effect of the change in LCM reserve was a $370 million benefit to cost of revenues for the six months ended June 30, 2016. Based on movements of refined product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. During the six months ended June 30, 2016, we recorded LIFO liquidations caused by permanently decreased levels in refined products inventory volumes. Cost of revenues increased and income from operations decreased by approximately $54 million for the six months ended June 30, 2016 as a result of the LIFO liquidations. There were no material liquidations of LIFO inventories for the six months ended June 30, 2015.
13. Property, Plant and Equipment

(In millions)	June 30, 2016	December 31, 2015
Refining & Marketing	$18,909	$18,396
Speedway	5,168	5,067
Midstream	12,009	11,379
Corporate and Other	791	762
Total	36,877	35,604
Less accumulated depreciation	11,365	10,440
Property, plant and equipment, net	$25,512	$25,164
14. Goodwill
Goodwill is tested for impairment on an annual basis and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below the carrying value of the net assets of the reporting unit.
During the first quarter of 2016, MPLX, our consolidated subsidiary, determined that an interim impairment analysis of the goodwill recorded in connection with the MarkWest Merger was necessary based on consideration of a number of first quarter events and circumstances, including i) continued deterioration of near term commodity prices as well as longer term pricing trends, ii) recent guidance on reductions to forecasted capital spending, the slowing of drilling activity and the resulting reduced production growth forecasts released or communicated by MPLX’s producer customers and iii) increases in the cost of capital. The combination of these factors was considered to be a triggering event requiring an interim impairment test. Based on the first step of the interim goodwill impairment analysis, the fair value for three of the reporting units to which goodwill was assigned in connection with the MarkWest Merger was less than their respective carrying value. In step two of the impairment analysis, the implied fair values of the goodwill were compared to the carrying values within those reporting units. Based on this assessment, it was determined that goodwill was impaired in two of the reporting units. Accordingly, MPLX recorded an impairment charge of approximately $129 million in the first quarter of 2016. In the second quarter of 2016, we completed our purchase price allocation, which resulted in an additional $1 million of impairment expense that would have been recorded in the first quarter of 2016 had the purchase price allocation been completed as of that date. This adjustment to the impairment expense was the result of completing an evaluation of the deferred tax liabilities associated with the MarkWest Merger and their impact on the resulting goodwill that was recognized.
The fair value of the reporting units for the interim goodwill impairment analysis was determined based on applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate was based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method include management’s best estimates of the expected future results and discount rates, which ranged from 10.5 percent to 11.5 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future.
The changes in the carrying amount of goodwill for the six months ended June 30, 2016 were as follows:

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Balance at December 31, 2015	$539	$853	$2,627	$4,019
Purchase price allocation adjustments(a)	—	—	(241)	(241)
Impairment	—	—	(130)	(130)
Balance at June 30, 2016	$539	$853	$2,256	$3,648

(a)	See Note 4 for further discussion on purchase price allocation adjustments.
15. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2016
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$158	$1	$1	$(146)	$14	$25
Embedded derivatives in commodity contracts(c)	—	—	1	—	1	—
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$160	$1	$2	$(146)	$17	$25

Commodity derivative instruments, liabilities	$156	$—	$6	$(158)	$4	$—
Embedded derivatives in commodity contracts(c)	—	—	41	—	41	—
Contingent consideration, liability(d)	—	—	126	N/A	126	—
Total liabilities at fair value	$156	$—	$173	$(158)	$171	$—

	December 31, 2015
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$104	$2	$7	$(62)	$51	$—
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$106	$2	$7	$(62)	$53	$—

Commodity derivative instruments, liabilities	$39	$—	$—	$(39)	$—	$—
Embedded derivatives in commodity contracts(c)	—	—	32	—	32	—
Contingent consideration, liability(d)	—	—	317	N/A	317	—
Total liabilities at fair value	$39	$—	$349	$(39)	$349	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2016, cash collateral of $12 million was netted with the mark-to-market derivative liabilities. As of December 31, 2015, $23 million was netted with mark-to-market derivative assets.

(b)	We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

(c)	Includes $4 million and $5 million classified as current at June 30, 2016 and December 31, 2015, respectively.

(d)	Includes $126 million and $196 million classified as current at June 30, 2016 and December 31, 2015, respectively.
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
Level 3 instruments include OTC NGL contracts and embedded derivatives in commodity contracts. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.24 to $3.35 per gallon, (2) electricity prices ranging from $26.47 to $57.95 per megawatt hour and (3) the probability of renewal of 50 percent for the first five-year term and 75 percent for the second five-year term of the gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. Increases or decreases in forward NGL prices result in an increase or decrease in the fair value of the embedded derivative. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.
The contingent consideration represents the fair value as of June 30, 2016 and December 31, 2015 of the remaining amount we expect to pay to BP related to the earnout provision associated with our 2013 acquisition of BP’s refinery in Texas City, Texas and related logistics and marketing assets. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” The fair value of the remaining contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the earnout applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period commencing in 2014. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation used significant unobservable inputs, including: (1) an estimate of forecasted monthly refinery throughput volumes; (2) a range of internal and external monthly crack spread forecasts from approximately $11 to $17 per barrel; and (3) a range of risk-adjusted discount rates from five percent to 10 percent. An increase or decrease in forecasts for the crack spread or refinery throughput volumes may result in a corresponding increase or decrease in the fair value of the contingent consideration liability. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual caps. An increase or decrease in the discount rate may result in a decrease or increase to the fair value of the contingent consideration liability, respectively. The fair value of the contingent consideration liability is reassessed each quarter, with changes in fair value recorded in cost of revenues.

During the second quarter of 2016, we paid BP $200 million for the third year’s contingent earnout. On the consolidated statements of cash flows for the six months ended June 30, 2016, $164 million of the contingent earnout payment is included as a financing activity with the remainder included as an operating activity. Including this second quarter payment, we have paid BP approximately $569 million in total leaving $131 million remaining under the total cap of $700 million.
The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Beginning balance	$358	$490	$342	$478
Contingent consideration payment	(200)	(189)	(200)	(189)
Unrealized and realized losses included in net income	15	6	27	18
Settlements of derivative instruments	(2)	—	2	—
Ending balance	$171	$307	$171	$307

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the end of period:
Derivative instruments	$13	$—	$17	$—
Contingent consideration agreement	2	6	9	18
Total	$15	$6	$26	$18
Fair Values - Nonrecurring
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Six Months Ended June 30,
	2016		2015
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Equity method investments	$11	$89	$—	$—
Goodwill	—	130	—	—
During the second quarter of 2016, forecasts for Ohio Condensate, an equity method investment, were reduced in line with updated forecasts for customer requirements. As the operator of that entity responsible for maintaining its financial records, we completed a fixed asset impairment analysis as of June 30, 2016, in accordance with ASC Topic 360, to determine the potential fixed asset impairment charge. The resulting fixed asset impairment charge recorded within Ohio Condensate’s financial statements was $96 million. Based on our 60 percent ownership of Ohio Condensate, approximately $58 million was recorded in the second quarter of 2016 in Income (loss) from equity method investments on the accompanying consolidated statements of income.
Our investment in Ohio Condensate, which was established at fair value in connection with the MarkWest Merger, exceeded its proportionate share of the underlying net assets. Therefore, in conjunction with the ASC Topic 360 impairment analysis, we completed an equity method impairment analysis in accordance with ASC Topic 323 to determine the potential additional equity method impairment charge to be recorded on our consolidated financial statements resulting from an other-than-temporary impairment. As a result, an additional impairment charge of approximately $31 million was recorded in the second quarter of 2016 in Income (loss) from equity method investments on the accompanying consolidated statements of income, which eliminated the basis differential established in connection with the MarkWest Merger.
The fair value of Ohio Condensate and its underlying assets was determined based upon applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future results using a probability weighted average set of cash flow forecasts and a discount rate of 11.9 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of the Ohio Condensate equity method investment and its underlying assets represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim impairment test will prove to be an accurate prediction of the future.
See Note 14 for additional information on the goodwill impairment.

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at June 30, 2016 and December 31, 2015, excluding the derivative financial instruments and contingent consideration reported above.

	June 30, 2016		December 31, 2015
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$25	$2	$33	$2
Other	37	36	35	33
Total financial assets	$62	$38	$68	$35
Financial liabilities:
Long-term debt(a)	$11,196	$10,774	$11,366	$11,628
Deferred credits and other liabilities	144	138	136	135
Total financial liabilities	$11,340	$10,912	$11,502	$11,763

(a)	Excludes capital leases and debt issuance costs, however, includes amount classified as debt due within one year.
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
Fair values of our financial assets included in investments and other financial assets and of our financial liabilities included in deferred credits and other liabilities are measured primarily using an income approach and most inputs are internally generated, which results in a Level 3 classification. Estimated future cash flows are discounted using a rate deemed appropriate to obtain the fair value. Other financial assets primarily consist of environmental remediation receivables. Deferred credits and other liabilities primarily consist of a liability resulting from a financing arrangement for the construction of MPLX’s steam methane reformer (“SMR”), a payable for merger cash consideration to be paid to MPLX’s Class B unitholders upon conversion to MPLX common units, insurance liabilities and environmental remediation liabilities.
Fair value of fixed-rate long-term debt is measured using a market approach, based upon the average of quotes for our debt from major financial institutions and a third-party valuation service. Because these quotes cannot be independently verified to the market, they are considered Level 3 inputs. Fair value of variable-rate long-term debt approximates the carrying value.
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

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

(In millions)	June 30, 2016
Balance Sheet Location	Asset	Liability
Commodity derivatives(a)
Other current assets	$161	$156
Other current liabilities	—	11
Deferred credits and other liabilities	—	36

(In millions)	December 31, 2015
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$113	$39
Other current liabilities	—	5
Deferred credits and other liabilities(a)	—	27

(a)	Includes embedded derivatives.
The tables below summarize open commodity derivative contracts for crude oil, natural gas and refined products as of June 30, 2016.

	Position	Total Barrels(In thousands)
Crude Oil(a)
Exchange-traded	Long	43,570
Exchange-traded	Short	(39,064)
OTC	Short	(184)

(a )	80 percent of the exchange-traded contracts expire in the third quarter of 2016.

	Position	MMbtu
Natural Gas
OTC	Long	1,088,484

	Position	Total Gallons (In thousands)
Refined Products(a)
Exchange-traded	Long	175,644
Exchange-traded	Short	(47,880)
OTC	Short	(64,810)

(a )	100 percent of the exchange-traded contracts expire in the third quarter of 2016.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)		Gain (Loss)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2016	2015	2016	2015
Sales and other operating revenues	$(7)	$(3)	$(1)	$11
Cost of revenues	(5)	(70)	(66)	(25)
Total	$(12)	$(73)	$(67)	$(14)
17. Debt
Our outstanding borrowings at June 30, 2016 and December 31, 2015 consisted of the following:

(In millions)	June 30, 2016	December 31, 2015
Marathon Petroleum Corporation:
Commercial paper	$—	$—
Bank revolving credit facility due 2017	—	—
Term loan agreement due 2019	700	700
Senior notes, 2.700% due December 2018	600	600
Senior notes, 3.400% due December 2020	650	650
Senior notes, 5.125% due March 2021	1,000	1,000
Senior notes, 3.625%, due September 2024	750	750
Senior notes, 6.500%, due March 2041	1,250	1,250
Senior notes, 4.750%, due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 5.000%, due September 2054	400	400
MPLX LP:
MPLX term loan facility due 2019	250	250
MPLX bank revolving credit facility due 2020	—	877
MPLX senior notes, 5.500%, due February 2023	710	710
MPLX senior notes, 4.500%, due July 2023	989	989
MPLX senior notes, 4.875%, due December 2024	1,149	1,149
MPLX senior notes, 4.000%, due February 2025	500	500
MPLX senior notes, 4.875%, due June 2025	1,189	1,189
MarkWest senior notes, 4.500% - 5.500%, due 2023 - 2025	63	63
Capital lease obligations due 2016-2028	333	348
Trade receivables securitization facility due December 2016	—	—
Total	11,583	12,475
Unamortized debt issuance costs	(48)	(51)
Unamortized discount(a)	(476)	(499)
Amounts due within one year	(27)	(29)
Total long-term debt due after one year	$11,032	$11,896

(a)
Includes $442 million and $464 million discount as of June 30, 2016 and December 31, 2015, respectively, related to the difference between the fair value and the principal amount of the assumed MarkWest debt.

Commercial Paper - On February 26, 2016, we established a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. During the six months ended June 30, 2016, we borrowed and repaid $763 million under the commercial paper program. At June 30, 2016, we had no amounts outstanding under the commercial paper program.
There were no borrowings or letters of credit outstanding under the MPC bank revolving credit facility at June 30, 2016.
During the six months ended June 30, 2016, we borrowed $280 million under the trade receivables securitization facility at an average interest rate of 1.3 percent and repaid all of these borrowings. At June 30, 2016, we had no amounts outstanding under our trade receivables securitization facility.
During the six months ended June 30, 2016, MPLX borrowed $434 million under the MPLX bank revolving credit facility at an average interest rate of 1.9 percent, per annum, and repaid $1.3 billion of the outstanding borrowings. At June 30, 2016, MPLX had no outstanding borrowings and $8 million letters of credit outstanding under the MPLX bank revolving credit facility, resulting in total availability of $1.99 billion.
18. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2016	2015
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$242	$130
Net income taxes paid to (refunded from) taxing authorities	(69)	1,039
Non-cash investing and financing activities:
Property, plant and equipment sold	—	4
Property, plant and equipment acquired	—	4

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2016	2015
Additions to property, plant and equipment per consolidated statements of cash flows	$1,431	$764
Non-cash additions to property, plant and equipment	—	4
Asset retirement expenditures	2	—
Decrease in capital accruals	(143)	(20)
Total capital expenditures before acquisitions	1,290	748
Acquisitions(a)	(133)	—
Total capital expenditures	$1,157	$748

(a)	The six months ended June 30, 2016 includes adjustments to the fair values of the property, plant and equipment, intangibles and goodwill acquired in connection with the MarkWest Merger. See Note 4.

19. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2014	$(217)	$(104)	$4	$4	$(313)
Other comprehensive income (loss) before reclassifications	(12)	14	—	(2)	—
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(23)	(2)	—	—	(25)
– actuarial loss(a)	26	4	—	—	30
– settlement loss(a)	2	—	—	—	2
Tax effect	(2)	(1)	—	—	(3)
Other comprehensive income (loss)	(9)	15	—	(2)	4
Balance as of June 30, 2015	$(226)	$(89)	$4	$2	$(309)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2015	$(255)	$(70)	$4	$3	$(318)
Other comprehensive income (loss) before reclassifications	(2)	1	—	—	(1)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(23)	(1)	—	—	(24)
– actuarial loss(a)	18	1	—	—	19
– settlement loss(a)	3	—	—	—	3
Other(b)	—	—	—	(1)	(1)
Tax effect	1	—	—	—	1
Other comprehensive income (loss)	(3)	1	—	(1)	(3)
Balance as of June 30, 2016	$(258)	$(69)	$4	$2	$(321)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 20.

(b)	This amount was reclassified out of accumulated other comprehensive loss and is included in selling, general and administrative on the consolidated statements of income.

20. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$29	$28	$8	$7
Interest cost	18	18	8	8
Expected return on plan assets	(24)	(24)	—	—
Amortization – prior service credit	(12)	(11)	—	(1)
– actuarial loss	8	13	—	1
– settlement loss	2	1	—	—
Net periodic benefit cost	$21	$25	$16	$15

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$57	$51	$16	$15
Interest cost	37	36	17	16
Expected return on plan assets	(49)	(50)	—	—
Amortization – prior service credit	(23)	(23)	(1)	(2)
– actuarial loss	18	26	1	4
– settlement loss	3	2	—	—
Net periodic benefit cost	$43	$42	$33	$33
During the six months ended June 30, 2016, we made no contributions to our funded pension plans. We have no required funding for 2016, but plan to make a $175 million voluntary contribution in the third quarter. Benefit payments related to unfunded pension and other postretirement benefit plans were $8 million and $13 million, respectively, during the six months ended June 30, 2016.
During the six months ended June 30, 2016 and 2015, we determined that certain of our pension plans’ lump sum payments to employees retiring in the respective years will exceed the plans’ total service and interest costs for the year. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, during the six months ended June 30, 2016 and 2015, we recorded pension settlement expenses of $3 million and $2 million.
21. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	8,724,631	$27.16
Granted	1,474,177	35.27
Exercised	(227,649)	16.07
Forfeited, canceled or expired	(14,671)	44.41
Outstanding at June 30, 2016	9,956,488	28.59

The grant date fair value of stock option awards granted during the six months ended June 30, 2016 was $9.84 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the six months ended June 30, 2016:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1,074,543	$47.70	513,220	$24.59
Granted	722,315	36.10	25,707	40.19
RS’s Vested/RSU’s Issued	(453,038)	46.54	(810)	47.02
Forfeited	(20,457)	46.83	—	—
Outstanding at June 30, 2016	1,323,363	41.78	538,117	25.30
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the six months ended June 30, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	6,145,442	$0.92
Granted	2,329,500	0.57
Exercised	(1,904,792)	0.95
Canceled	(314,972)	0.93
Outstanding at June 30, 2016	6,255,178	0.78
The performance unit awards granted during the six months ended June 30, 2016 have a grant date fair value of $0.57 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the six months ended June 30, 2016, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.
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

At June 30, 2016 and December 31, 2015, accrued liabilities for remediation totaled $156 million and $163 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $74 million and $70 million at June 30, 2016 and December 31, 2015, respectively.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Litigation Relating to the MarkWest Merger—In July 2015, a purported class action lawsuit asserting claims challenging the MarkWest Merger was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MarkWest. In August 2015, two similar putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by plaintiffs who purport to be unitholders of MarkWest. On September 9, 2015, these lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, now captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation. On October 1, 2015, the plaintiffs filed a consolidated complaint against the individual members of the board of directors of MarkWest Energy GP, L.L.C. (the “MarkWest GP Board”), MPLX, MPLX GP, MPC and Sapphire Holdco LLC, a wholly-owned subsidiary of MPLX, asserting in connection with the MarkWest Merger and related disclosures that, among other things, (i) the MarkWest GP Board breached its duties in approving the MarkWest Merger with MPLX and (ii) MPC, MPLX, MPLX GP, and Sapphire Holdco LLC aided and abetted such breaches. On February 4, 2016, the Court approved a stipulation and proposed order to dismiss all claims with prejudice as to the named plaintiffs, but the Court retained jurisdiction to adjudicate a fee application by the plaintiffs’ counsel for an award of attorneys’ fees and reimbursement of expenses. On March 28, 2016, the plaintiffs filed an application for reimbursement of approximately $2 million of legal fees and expenses. On May 17, 2016, the plaintiffs withdrew the fee application and the case is now dismissed.
MarkWest Environmental Proceeding – In July 2015, representatives from the EPA and the United States Department of Justice entered a pipeline launcher/receiver site of MarkWest Liberty Midstream & Resources, L.L.C., a wholly-owned subsidiary of MPLX (“MarkWest Liberty Midstream”), utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by a magistrate of the United States District Court for the Western District of Pennsylvania. MarkWest Liberty Midstream has provided information in response to subpoenas presented by the government and similar requests for information from the EPA, state and other agencies related to MarkWest's pipeline and compressor stations located in Pennsylvania. MarkWest is engaged in ongoing discussions with the EPA and the U.S. Attorney’s office regarding alleged omissions associated with permits or related regulatory obligations for its launcher/receiver facilities in the region. MarkWest Liberty Midstream’s internal review has determined that its operations have been conducted consistent with industry practices and in a manner protective of its employees and the public. It is possible however, that in connection with any potential or asserted civil or criminal enforcement action associated with this matter, MarkWest Liberty Midstream will incur material assessments, penalties or fines, incur material defense costs and expenses, be required to modify operations or construction activities which could increase operating costs and capital expenditures, or be subject to other obligations or restrictions that could restrict or prohibit our activities, any or all of which could adversely affect our results of operations, financial position or cash flows. The amount of any potential assessments, penalties, fines, restrictions, requirements, modifications, costs or expenses that may be incurred in connection with any potential enforcement action cannot be reasonably estimated or determined at this time.
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
Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of June 30, 2016.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $31 million as of June 30, 2016.
In connection with our 50 percent indirect interest in Crowley Ocean Partners, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of June 30, 2016, our maximum potential undiscounted payments under this agreement for debt principal totaled $122 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. The maximum exposure under these arrangements is 50 percent of the amount of the debt, which was $146 million as of June 30, 2016.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $3 million as of June 30, 2016, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $83 million as of June 30, 2016, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual commitments and contingencies—At June 30, 2016, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.2 billion, which includes $131 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets, $618 million for contributions to North Dakota Pipeline and $34 million for contributions to Crowley Ocean Partners. As discussed further in Note 23, our commitment to fund North Dakota Pipeline in regards to the construction of the Sandpiper pipeline project is expected to be cancelled in connection with our anticipated $500 million investment in the Bakken Pipeline system. Furthermore, MPC expects to become a committed shipper on the Bakken Pipeline system. See Note 4 for additional information on our investments in North Dakota Pipeline and Crowley Ocean Partners. See Note 15 for additional information on the contingent consideration.
Certain natural gas processing and gathering arrangements require us to construct natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producer customers may have the right to cancel the processing arrangements with us if there are significant delays that are not due to force majeure. As of June 30, 2016, management does not believe there are any indications that we will not be able to meet the construction milestones, that force majeure does not apply, or that such fees and charges will otherwise be triggered.

23.	Subsequent Events
Trade Receivables Securitization Facility
On July 20, 2016, we amended our trade receivables securitization facility (“trade receivables facility”) to, among other things, reduce the capacity from $1 billion to $750 million and to extend the maturity date to July 19, 2019. The reduction in capacity reflects the lower refined product price environment.
Bank Revolving Credit Facility
On July 20, 2016, we entered into a credit agreement with a syndicate of lenders to replace our existing MPC bank revolving credit facility due in 2017. The new agreement provides for a four-year $2.5 billion bank revolving credit facility maturing on July 20, 2020. Additionally, we entered into a 364-day $1 billion bank revolving credit facility maturing on July 19, 2017. The financial covenants contained in these agreements remain the same as under the previous bank revolving credit facility.
Investment in Pipeline Company
On August 2, 2016, we announced an agreement with Energy Transfer Partners, L.P. (“ETP”) and Sunoco Logistics Partners, L.P. (“SXL”), to acquire a 9.1875 percent indirect ownership interest in the Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Company Pipeline (“ETCOP”) projects, collectively referred to as the Bakken Pipeline system, for $500 million. Subsequent to closing conditions, the transaction is expected to close in the third quarter of 2016. Upon closing, MPC has committed to participate in a forthcoming DAPL/ETCOP open season, and subject to the terms and conditions of the open season, make a long-term volume commitment on the Bakken Pipeline system.
The Bakken Pipeline system is currently expected to deliver in excess of 470,000 barrels per day of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast. The Bakken Pipeline system is expected to be ready for service by the end of 2016.

ETP and SXL collectively own a 75 percent interest in each of the two joint ventures that are developing the Bakken Pipeline system. MPC and Enbridge Energy Partners will form a new joint venture to acquire 49 percent of ETP and SXL’s 75 percent indirect interest in the Bakken Pipeline system. We will own 25 percent of this new joint venture with Enbridge, which results in our 9.1875 percent indirect ownership interest in the Bakken Pipeline system. We expect to account for our investment as part of our Midstream segment using the equity method of accounting.
Subject to the closing of the transaction with ETP and SXL, Enbridge Energy Partners and MPC have agreed to the following with respect to MPC’s commitments to the Sandpiper project: a) Enbridge will cancel MPC’s transportation services agreement with respect to the project and release MPC from paying any termination fee per that agreement and b) Enbridge will effect the liquidation of MPC’s member interest in North Dakota Pipeline, which would effectively cancel MPC’s commitment to fund any further construction costs for the project. As of June 30, 2016, we have contributed $301 million to fund our share of the construction costs for the Sandpiper pipeline project. Due to these subsequent events, which were not known or knowable at June 30, 2016, the carrying value of our investment in North Dakota Pipeline is expected to be subject to an impairment review in the third quarter. This review could result in a charge to impair our investment in the project.

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
Through our ownership interests in MPLX and its wholly-owned subsidiary, MarkWest, we believe we are one of the largest processors of natural gas in the United States, the largest processor and fractionator in the Marcellus and Utica shale regions and we distribute refined products to our customers through one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. Our assets include approximately 5,500 MMcf/d of gathering capacity, 7,500 MMcf/d of natural gas processing capacity and 500 mbpd of fractionation capacity. We also own more than 5,000 miles of gas gathering and NGL pipelines and have ownership interests in more than 50 gas processing plants, more than 10 NGL fractionation facilities and two condensate stabilization facilities. We own, lease or have ownership interests in approximately 8,400 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas.
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

Executive Summary
Results
Select results for the three and six months ended June 30, 2016 and 2015 are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Income from Operations by segment
Refining & Marketing	$1,080	$1,181	$1,018	$2,473
Speedway	193	127	360	295
Midstream(a)	201	103	368	193
Net income attributable to MPC	$801	$826	$802	$1,717
Net income attributable to MPC per diluted share	$1.51	$1.51	$1.51	$3.14

(a)
Excludes goodwill impairment charges of $1 million and $130 million for the three months and six months ended June 30, 2016, respectively, as discussed in Acquisitions and Investments and an $89 million equity method investment impairment charge for the three months and six months ended June 30, 2016, as discussed in Note 15 to the unaudited consolidated financial statements.

Net income attributable to MPC was $801 million, or $1.51 per diluted share, in the second quarter and $802 million, or $1.51 per diluted share, in the first six months of 2016 compared to $826 million, or $1.51 per diluted share, and $1.72 billion, or $3.14 per diluted share, for the same periods of 2015.
Refining & Marketing segment income from operations decreased $101 million in the second quarter and $1.46 billion in the first six months of 2016 compared to the same periods of 2015. Segment income includes a non-cash benefit of $360 million and $345 million in the second quarter and first six months of 2016, respectively, related to the reversal of the Company's LCM reserve. Excluding the LCM benefit, the decreases in both periods were mainly the result of lower crack spreads, primarily in the Gulf Coast.
Speedway segment income from operations increased $66 million in the second quarter and $65 million in the first six months of 2016 compared to the same periods of 2015. Segment income includes a non-cash benefit of $25 million in the second quarter and first six months of 2016 related to the reversal of the Company's LCM reserve. Excluding the LCM benefit, the increases in segment income were primarily due to higher light product and merchandise margins. In addition, in the first six months of 2016, the Speedway segment had a $24 million gain from the sale of a retail location, partially offset by higher operating expenses.
Midstream segment income from operations increased $98 million in the second quarter and $175 million in the first six months of 2016 compared to the same periods of 2015. The increases were primarily due to the inclusion of MarkWest’s operating results following the merger with MPLX on December 4, 2015, as well as earnings from new and existing pipeline and marine equity investments.
MPLX LP
As of June 30, 2016, we owned a 23 percent interest in MPLX, including a two percent general partner interest. On December 4, 2015, MPLX completed the MarkWest Merger. The total value of consideration transferred was $8.61 billion, consisting of $7.33 billion in equity and $1.28 billion in cash. At closing, we made a payment of $1.23 billion to MarkWest common unitholders and the remaining $50 million will be paid in equal amounts, the first of which was paid in July 2016 and the second of which will be paid in July 2017, in connection with the conversion of the MPLX Class B units to MPLX common units. Our financial results and operating statistics reflect the results of MarkWest from the date of the MarkWest Merger.
Private Placement of Preferred Units
On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible Preferred Units (the “MPLX Preferred Units”) for a cash price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the MPLX Preferred Units was used for capital expenditures, repayment of debt and general partnership purposes. The approximate $1.3 billion of financing from the combination of the ATM issuances in the first quarter and this private placement should provide for MPLX’s anticipated funding needs for the remainder of 2016 and into 2017.

The MPLX Preferred Units rank senior to all MPLX common units with respect to distributions and rights upon liquidation. The holders of the MPLX Preferred Units are entitled to receive quarterly distributions equal to $0.528125 per unit commencing for the quarter ended June 30, 2016, with a prorated amount from the date of issuance. Following the second anniversary of the issuance of the MPLX Preferred Units, the holders of the MPLX Preferred Units will receive as a distribution the greater of $0.528125 per unit or the amount of per unit distributions paid to common units. The MPLX Preferred Units are convertible into MPLX common units on a one for one basis after three years, at the purchasers’ option, and after four years at MPLX’s option, subject to certain conditions.
The MPLX Preferred Units are considered redeemable securities due to the existence of redemption provisions upon a deemed liquidation event which is considered outside our control. Therefore, they are presented as temporary equity in the mezzanine section of the Consolidated Balance Sheets. We have recorded the MPLX Preferred Units at their issuance date fair value, net of issuance costs. Since the MPLX Preferred Units are not currently redeemable and not probable of becoming redeemable in the future, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the security would become redeemable.
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
During the six months ended June 30, 2016, MPLX issued an aggregate of 12 million common units under the ATM Program, generating net proceeds of approximately $315 million. As a result of common units issued under the ATM Program during the period, we contributed approximately $6 million in exchange for general partner units to maintain our two percent general partner interest.
Distributions from MPLX
The following table summarizes the cash distributions we received from MPLX during the first six months of 2016 and 2015.

	Six Months Ended June 30,
(In millions)	2016	2015
Cash distributions received from MPLX:
General partner distributions, including IDRs	$84	$6
Limited partner distributions	58	45
Total	$142	$51
The market value of the 79.5 million MPLX common units we owned at June 30, 2016 was $2.7 billion based on the June 30, 2016 closing unit price of $33.63. Over time, we also believe there will be substantial value attributable to our two percent general partnership interest.
On July 22, 2016, MPLX declared a quarterly cash distribution of $0.5100 per common unit payable on August 12, 2016. As a result, MPLX will make distributions totaling $222 million to its limited and general partners. MPC’s portion of these distributions is approximately $91 million.
See Note 3 to the unaudited consolidated financial statements for additional information on MPLX.

Acquisitions and Investments
On August 2, 2016, we announced an agreement with ETP and SXL, subject to closing conditions, to acquire a 9.1875 percent indirect ownership interest in the DAPL and ETCOP projects, collectively referred to as the Bakken Pipeline system, for $500 million. Subject to closing conditions, the transaction is expected to close in the third quarter of 2016. Upon closing, MPC has committed to participate in a forthcoming DAPL/ETCOP open season, and subject to the terms and conditions of the open season, make a long-term volume commitment on the Bakken Pipeline system.
The Bakken Pipeline system is currently expected to deliver in excess of 470,000 barrels per day of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast. The Bakken Pipeline system is expected to be ready for service by the end of 2016.
ETP and SXL collectively own a 75 percent interest in each of the two joint ventures that are developing the Bakken Pipeline system. MPC and Enbridge Energy Partners will form a new joint venture to acquire 49 percent of ETP and SXL’s 75 percent indirect interest in the Bakken Pipeline system. We will own 25 percent of this new joint venture with Enbridge, which results in our 9.1875 percent indirect ownership interest in the Bakken Pipeline system. We expect to account for our investment as part of our Midstream segment using the equity method of accounting.
Subject to the closing of the transaction with ETP and SXL, Enbridge Energy Partners and MPC have agreed to the following with respect to MPC’s commitments to the Sandpiper project: a) Enbridge will cancel MPC’s transportation services agreement with respect to the project and release MPC from paying any termination fee per that agreement and b) Enbridge will effect the liquidation of MPC’s member interest in North Dakota Pipeline, which would effectively cancel MPC’s commitment to fund any further construction costs for the project. As of June 30, 2016, we have contributed $301 million to fund our share of the construction costs for the Sandpiper pipeline project. Due to these subsequent events, which were not known or knowable at June 30, 2016, the carrying value of our investment in North Dakota Pipeline is expected to be subject to an impairment review in the third quarter. This review could result in a charge to impair our investment in the project.
In June 2016, Speedway and Pilot Flying J signed a definitive agreement for a joint venture consisting of 120 travel plazas, primarily in the Southeast United States. The new entity, PFJ Southeast LLC, will initially consist of 41 existing locations contributed by Speedway and 79 locations contributed by Pilot Flying J, all of which will carry either the Pilot or Flying J brand and will be operated by Pilot Flying J. This transaction is subject to customary closing conditions and regulatory clearances.
We currently have ownership interests in two ocean vessel joint ventures with Crowley, which were established to own and operate Jones Act vessels in clean product service.
In September 2015, we acquired a 50 percent ownership interest in a joint venture, Crowley Ocean Partners, with Crowley. The joint venture will own and operate four new Jones Act product tankers, three of which will be leased to MPC. Contributions to the joint venture occur as each vessel is delivered. Two of the vessels were delivered in 2015, the third was delivered in April 2016 and the fourth is expected to be delivered in the third quarter of 2016. During the six months ended June 30, 2016, we contributed $35 million in connection with the delivery of the third vessel. We have contributed a total of $107 million for the first three vessels.
In May 2016, MPC and Crowley formed a new ocean vessel joint venture, Crowley Coastal Partners, in which MPC has a 50 percent ownership interest. MPC and Crowley each contributed their 50 percent ownership in Crowley Ocean Partners, discussed above, into Crowley Coastal Partners. In addition, we contributed $48 million in cash and Crowley contributed its 100 percent ownership interest in Crowley Blue Water Partners to Crowley Coastal Partners. Crowley Blue Water Partners is an entity that owns and operates three 750 Series ATB vessels that are leased to MPC. We account for our 50 percent interest in Crowley Coastal Partners as part of our Midstream segment using the equity method of accounting.
See Note 5 to the unaudited consolidated financial statements for information on Crowley Coastal Partners as a VIE and Note 22 to the unaudited consolidated financial statements for information on our conditional guarantee of the indebtedness of Crowley Ocean Partners and Crowley Blue Water Partners and commitments for future contributions to Crowley Ocean Partners.
On December 4, 2015, MPLX merged with MarkWest, whereby MarkWest became a wholly-owned subsidiary of MPLX. Each common unit of MarkWest issued and outstanding immediately prior to the effective time of the MarkWest Merger was converted into a right to receive 1.09 common units of MPLX representing limited partner interests in MPLX, plus a one-time cash payment of $6.20 per unit. Each Class B unit of MarkWest outstanding immediately prior to the merger was converted into the right to receive one Class B unit of MPLX having substantially similar rights, including conversion and registration rights, and obligations that the Class B units of MarkWest had immediately prior to the merger. At closing, we contributed $1.23 billion in cash to MPLX to pay the cash consideration to MarkWest common unitholders. We will contribute an additional total of $50 million in cash to MPLX for the cash consideration to be paid upon the conversion of the MPLX Class B units to MPLX common units in equal installments, the first of which was paid in July 2016 and the second of which will be paid in July 2017. These contributions are with respect to MPC’s existing interests in MPLX (including IDRs) and not in consideration of new units or other equity interest in MPLX. We assigned the total consideration transferred of $8.61 billion, including the $7.33 billion fair value of the equity consideration and the $1.28 billion of cash contributions, to the fair value of the assets acquired and liabilities and noncontrolling interest assumed in the MarkWest Merger, with the excess recorded as goodwill. During the first quarter of 2016, the preliminary fair value measurements of assets acquired and liabilities assumed recorded in the 2015 year-end financial statements were revised based on additional analysis. These adjustments to the fair values of property, plant and equipment, intangibles and equity investments, among other items, resulted in an offsetting reduction to goodwill of approximately $241 million. As a result, we recognized total assets acquired of $11.91 billion, including $8.52 billion of property plant and equipment and $2.60 billion of equity investments, and total liabilities and noncontrolling interests assumed of $5.51 billion, including $4.57 billion of assumed debt. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if warranted due to events or changes in circumstances. MPLX recorded an impairment charge of approximately $129 million in the first quarter to impair a portion of the $2.21 billion of goodwill, as adjusted, recorded in connection with the MarkWest Merger. In the second quarter of 2016, MPLX completed its purchase price allocation, which resulted in an additional $1 million of impairment expense that would have been recorded in the first quarter of 2016 had the purchase price allocation been completed as of that date. This adjustment to the impairment expense was the result of completing an evaluation of the deferred tax liabilities associated with the MarkWest Merger and their impact on the resulting goodwill that was recognized.
See the Critical Accounting Estimates section for a discussion of this interim assessment of goodwill. See Note 14 to the unaudited consolidated financial statements for information on goodwill recorded from the MarkWest Merger. Our financial results and operating statistics reflect the results of MarkWest from the date of the acquisition.
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
Share Repurchases
Since January 1, 2012, our board of directors has approved $10.0 billion in total share repurchase authorizations and we have repurchased a total of $7.36 billion of our common stock, leaving $2.64 billion available for repurchases. During the six months ended June 30, 2016, we have acquired 4 million common shares at an average cost per share of $40.52 under these authorizations. See Note 8 to the unaudited consolidated financial statements.
We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be affected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Liquidity
As of June 30, 2016, we had cash and cash equivalents of $1.75 billion, an unused $2.5 billion bank revolving credit facility and approximately $758 million of availability under our $1.0 billion trade receivables securitization facility based on eligible trade receivables. Availability under MPC’s trade receivables facility is a function of eligible accounts receivable, which will be lower in a sustained lower refined product price environment. As of June 30, 2016, we do not have any commercial paper borrowings outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. The above amounts exclude MPLX’s $2.0 billion bank revolving credit facility, which as of June 30, 2016, had no borrowings and $8 million letters of credit outstanding.
On July 20, 2016, we amended our trade receivables securitization facility (“trade receivables facility”) to, among other things, reduce the capacity from $1 billion to $750 million and to extend the maturity date to July 19, 2019. The reduction in capacity reflects the lower refined product price environment.
On July 20, 2016, we entered into a credit agreement with a syndicate of lenders to replace our existing MPC bank revolving credit facility due in 2017. The new agreement provides for a four-year $2.5 billion bank revolving credit facility maturing on

July 20, 2020. Additionally, we entered into a 364-day $1 billion bank revolving credit facility maturing on July 19, 2017. The financial covenants contained in these agreements remain the same as under the previous bank revolving credit facility.
The above discussion contains forward-looking statements with respect to our business strategies and growth and vertical integration opportunities with respect to our midstream assets, the pending joint venture with Pilot Flying J, the timing of delivery of the vessel to Crowley Ocean Partners, our investment in the Bakken Pipeline system and the related cancellation of our commitment to fund the Sandpiper pipeline project, and the timing and amount of the impairment related to the Sandpiper project and our share repurchase authorizations. Factors that could affect our business strategies and growth and vertical integration opportunities with respect to our midstream assets include, but are not limited to, volatility in and/or degradation of market and industry conditions, our ability to implement and realize the benefits and synergies of our strategic initiatives, availability of liquidity, actions taken by competitors, regulatory approvals and operating performance. Factors that could affect the pending joint venture with Pilot Flying J include, but are not limited to, our ability to successfully close the pending joint venture, including, without limitation, satisfying customary closing conditions. Factors that could affect delivery of the vessel to Crowley Ocean Partners include, but are not limited to, availability of materials and labor, unforeseen hazards such as weather conditions and the ability to complete the vessel on the anticipated terms and timetable. Factors that could affect our investment in the Bakken Pipeline system and the related cancellation of our commitment to fund the Sandpiper pipeline project, and the timing and amount of the impairment related to the Sandpiper project include, but are not limited to, the parties’ ability to satisfy closing conditions in the third quarter of 2016. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.
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
In addition to the market changes indicated by the crack spreads, the sweet/sour differential and the discount of WTI to LLS, our Refining & Marketing gross margin is impacted by factors such as:

•	the types of crude oil and other charge and blendstocks processed;

•	our refinery yields;

•	the selling prices realized for refined products;

•	the impact of commodity derivative instruments used to hedge price risk;

•	the cost of products purchased for resale;

•	the effect of changes to refined product prices on LCM inventory valuation reserves; and

•	the impact of liquidations of LIFO inventory layers with costs significantly above current market prices.
Inventories are carried at the lower of cost or market value. Costs of crude oil, refinery feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing if the LIFO cost basis of these inventories may have to be written down to market values. As of December 31, 2015, costs of inventories on a consolidated basis exceeded market value by $370 million, of which $345 million was allocated to our Refining & Marketing segment. As of June 30, 2016, market value exceeded cost and we reversed the LCM reserve resulting in a benefit to cost of revenues for the six months ended June 30, 2016. Based on movements of refined product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. During the second quarter of 2016, we recognized a permanent reduction in our refined products inventories for LIFO accounting purposes. The cost of these inventories was based on prices in early 2015, which were much higher than current prices. As a result, we recognized a pre-tax charge of approximately $54 million in connection with this LIFO inventory reduction. There were no liquidation of LIFO inventories for the six months ended June 30, 2015.
Refining & Marketing segment income from operations is also affected by changes in refinery direct operating costs, which include turnaround and major maintenance, depreciation and amortization and other manufacturing expenses. Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. Costs for planned turnaround, major maintenance and engineering projects are expensed in the period incurred. We had significantly more planned turnaround and major maintenance activities at our Galveston Bay and Robinson refineries during the first six months of 2016 compared to the same period in 2015.
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

Inventories are carried at the lower of cost or market value. Costs of crude oil, refinery feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing if the LIFO cost basis of these inventories may have to be written down to market values. As of December 31, 2015, costs of inventories on a consolidated basis exceeded market value by $370 million, of which $25 million was allocated to our Speedway segment. As of June 30, 2016, market value exceeded cost and we reversed the LCM reserve resulting in a benefit to cost of revenues for the six months ended June 30, 2016. Based on movements of refined product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
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

Results of Operations
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Variance	2016	2015	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$16,811	$20,537	$(3,726)	$29,566	$37,728	$(8,162)
Income (loss) from equity method investments	(50)	20	(70)	(28)	35	(63)
Net gain (loss) on disposal of assets	—	(1)	1	25	4	21
Other income	29	25	4	57	54	3
Total revenues and other income	16,790	20,581	(3,791)	29,620	37,821	(8,201)
Costs and expenses:
Cost of revenues (excludes items below)	12,830	16,366	(3,536)	22,531	29,410	(6,879)
Purchases from related parties	124	82	42	231	158	73
Inventory market valuation adjustment	(385)	—	(385)	(370)	—	(370)
Consumer excise taxes	1,893	1,939	(46)	3,719	3,771	(52)
Impairment expense	1	—	1	130	—	130
Depreciation and amortization	500	362	138	990	725	265
Selling, general and administrative expenses	401	393	8	779	751	28
Other taxes	111	104	7	220	201	19
Total costs and expenses	15,475	19,246	(3,771)	28,230	35,016	(6,786)
Income from operations	1,315	1,335	(20)	1,390	2,805	(1,415)
Net interest and other financial income (costs)	(137)	(64)	(73)	(279)	(145)	(134)
Income before income taxes	1,178	1,271	(93)	1,111	2,660	(1,549)
Provision for income taxes	395	432	(37)	406	918	(512)
Net income	783	839	(56)	705	1,742	(1,037)
Less net income (loss) attributable to:
Redeemable noncontrolling interest	9	—	9	9	—	9
Noncontrolling interests	(27)	13	(40)	(106)	25	(131)
Net income attributable to MPC	$801	$826	$(25)	$802	$1,717	$(915)

Net income attributable to MPC decreased $25 million in the second quarter and $915 million in the first six months of 2016 compared to the same periods of 2015. In both periods of 2016, decreases in income from operations for our Refining & Marketing segment were partially offset by increases in our Speedway and Midstream segments. Income from operations includes a non-cash benefit related to the reversal of the Company’s LCM reserve of $385 million and $370 million in the second quarter and first six months of 2016, respectively. Items not allocated to segments include an $89 million impairment charge related to an equity method investment held by MPLX. See Segment Results for additional information.
Sales and other operating revenues (including consumer excise taxes) decreased $3.73 billion in the second quarter and $8.16 billion in the first six months of 2016 compared to the same periods of 2015. The decreases were primarily due to lower average refined product sales prices which decreased $0.43 per gallon and $0.47 per gallon, for the second quarter and first six months of 2016, respectively.
Income (loss) from equity method investments decreased $70 million in the second quarter and $63 million in the first six months of 2016 compared to the same periods of 2015, primarily due to an impairment charge of $89 million related to an equity method investment held by MPLX, partially offset by increases in income from our pipeline and marine affiliates.
Net gain on disposal of assets increased $21 million in the first six months of 2016 compared to the same period of 2015, primarily due to the sale of a Speedway retail location in the first quarter of 2016.

Cost of revenues decreased $3.54 billion in the second quarter and $6.88 billion in the first six months of 2016 compared to the same periods of 2015. The decreases were primarily due to:

•	decreases in refined product cost of sales of $3.3 billion and $6.7 billion, respectively, primarily due to decreases in raw material costs; partially offset by

•
increases in refinery direct operating costs of $71 million, or $0.61 per barrel of total refinery throughput, and $302 million, or $1.11 per barrel of total refinery throughput, primarily due to increased planned turnaround activity in 2016.

Purchases from related parties increased $42 million in the second quarter and $73 million in the first six months of 2016 compared to the same periods of 2015, primarily due to:

•	increases in volumes transported by by Illinois Extension Pipeline, which is a pipeline affiliate that became operational in December 2015, of $28 million and $55 million, respectively;

•	increases in transportation services provided by Crowley Ocean Partners, which is a new marine joint venture established in September of 2015, of $17 million and $23 million, respectively;

•	increases in condensate processing services provided by Ohio Condensate of $3 million and $6 million, respectively;

•	decreases in prices for ethanol purchases, partially offset by increases in volume from TAME, TACE, and TAAE of $6 million and $9 million, respectively; and

•	decreases in transportation services provided by Explorer of $1 million and $6 million, respectively.
Inventory market valuation adjustment decreased costs and expenses by $385 million in the second quarter and $370 million for the first six months of 2016 compared to the same periods of 2015. The December 31, 2015 LCM reserve of $370 million was reversed due to the sale of inventory quantities that gave rise to the 2015 reserve and a new LCM reserve of $385 million was established as of March 31, 2016 based on market prices at that time. As of June 30, 2016, market value exceeded cost due to increases in refined product prices during the second quarter and we reversed the LCM reserve resulting in reductions to cost of revenues of $385 million for the second quarter and $370 million for the six months ended June 30, 2016.
Consumer excise taxes decreased $46 million in the second quarter and $52 million in the first six months of 2016 compared to the same periods of 2015, primarily due to decreases in taxable refined product sales volumes and tax rates in certain locations.
Impairment expense reflects a $1 million impairment charge recorded by MPLX in the second quarter and $130 million in the first six months of 2016 to impair a portion of the $2.21 billion of goodwill, as adjusted, recorded in connection with the MarkWest Merger. See the Critical Accounting Estimates section for a discussion of the interim impairment assessment of goodwill.
Depreciation and amortization increased $138 million in the second quarter and increased $265 million in the first six months of 2016 compared to the same periods of 2015, primarily due to depreciation of the fair value of the assets acquired in connection with the MarkWest Merger.
Selling, general and administrative expenses increased $8 million in the second quarter and $28 million in the first six months of 2016 compared to the same periods of 2015, primarily due to the inclusion of MarkWest’s expenses, partially offset by a decrease in employee benefit expenses.
Other taxes increased $7 million in the second quarter and $19 million in the first six months of 2016 compared to the same periods of 2015, primarily due to the inclusion of MarkWest’s property taxes.
Net interest and other financial costs increased $73 million in the second quarter and $134 million in the first six months of 2016 compared to the same periods of 2015, primarily due to interest on the debt assumed in the MarkWest Merger.
Provision for income taxes decreased $37 million in the second quarter and $512 million in the first six months of 2016 compared to the same periods of 2015, primarily due to decreases in income before income taxes of $93 million in the second quarter and $1.55 billion in the first six months of 2016. The effective tax rate for the three and six months ended June 30, 2016 varies from the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to the net income attributable to noncontrolling interests, including their proportional share of the goodwill impairment charge recorded by MPLX, the domestic manufacturing deduction and state and local tax expense. The effective tax rate for the three and six months ended June 30, 2015 is equivalent to or slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense.

Segment Results
Revenues
Revenues, including intersegment sales, are summarized by segment in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Refining & Marketing	$14,414	$18,619	$24,985	$33,997
Speedway	4,865	5,331	8,816	9,862
Midstream	637	218	1,229	421
Segment revenues	$19,916	$24,168	$35,030	$44,280
Items included in both revenues and costs:
Consumer excise taxes	$1,893	$1,939	$3,719	$3,771
Refining & Marketing segment revenues decreased $4.21 billion in the second quarter and $9.01 billion in the first six months of 2016 compared to the same periods of 2015. The decreases were primarily due to decreases in refined product sales prices in both periods of 2016. The table below shows our Refining & Marketing segment refined product sales volumes, sales destined for export and average sales prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day)(a)	2,339	2,329	2,244	2,281
Refined product sales destined for export (thousands of barrels per day)	325	330	293	307
Average refined product sales prices (dollars per gallon)	$1.55	$1.98	$1.39	$1.86

(a)	Includes intersegment sales and sales destined for export.
The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per gallon)	2016	2015	2016	2015
Chicago spot unleaded regular gasoline	$1.52	$1.89	$1.26	$1.69
Chicago spot ultra-low sulfur diesel	1.41	1.81	1.24	1.74
USGC spot unleaded regular gasoline	1.42	1.85	1.25	1.69
USGC spot ultra-low sulfur diesel	1.34	1.83	1.19	1.76

Refining & Marketing intersegment sales to our Speedway segment decreased $518 million in the second quarter and $1.09 billion in the first six months of 2016 compared to the same periods of 2015. The decreases in intersegment refined product sales were primarily due to lower refined product sales prices partially offset by higher volumes. The table below shows our Refining & Marketing intersegment sales to our Speedway segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$2,909	$3,427	$5,074	$6,161
Refined product sales volumes (millions of gallons)	1,518	1,473	2,966	2,861
Average refined product sales prices (dollars per gallon)	$1.91	$2.32	$1.70	$2.15
Speedway segment revenues decreased $466 million in the second quarter and $1.05 billion of 2016 compared to the same periods of 2015, primarily due to decreases in gasoline and distillate sales of $485 million and $1.10 billion, for the second quarter and first six months, respectively, partially offset by increases in merchandise sales of $23 million and $64 million, respectively. The decreases in gasoline and distillate sales were primarily due to decreases in average gasoline and distillate selling prices of $0.37 per gallon and $0.43 per gallon, respectively, partially offset by volume increases of 33 million gallons and 84 million gallons, respectively.
The following table includes certain revenue statistics for the Speedway segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Convenience stores at period-end	2,773	2,755
Gasoline & distillate sales (millions of gallons)	1,547	1,514	3,030	2,946
Average gasoline & distillate sales prices (dollars per gallon)	$2.22	$2.59	$2.02	$2.45
Merchandise sales (in millions)	$1,287	$1,264	$2,439	$2,375
Same store gasoline sales volume (period over period)	0.3%	(0.2%)	0.7%	(0.7%)
Same store merchandise sales (period over period)(a)	2.0%	4.6%	2.5%	5.4%

(a)	Excludes cigarettes.
Midstream segment revenue increased $419 million in the second quarter and $808 million in the first six months of 2016 compared to the same periods of 2015, primarily due to the inclusion of MarkWest’s operating results following the merger with MPLX on December 4, 2015, as well as earnings from new and existing pipeline and marine equity investments.
The following table includes operating statistics for the Midstream segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Crude oil and refined product pipeline throughputs (mbpd)(a)	2,279	2,326	2,230	2,217
Gathering system throughput (MMcf/d)(b)	3,288		3,316
Natural gas processed (MMcf/d)(b)	5,529		5,582
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)(b)	322		321

(a)	On owned common-carrier pipelines, excluding equity method investments.

(b)	Beginning December 4, 2015, which was the effective date of the MarkWest Merger.

Income from Operations
Income before income taxes and income from operations by segment are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Income from Operations by segment
Refining & Marketing	$1,080	$1,181	$1,018	$2,473
Speedway	193	127	360	295
Midstream(a)	201	103	368	193
Items not allocated to segments:
Corporate and other unallocated items(a)	(67)	(75)	(134)	(154)
Pension settlement expenses	(2)	(1)	(3)	(2)
Impairment expense	(90)	—	(219)	—
Income from operations	1,315	1,335	1,390	2,805
Net interest and other financial income (costs)	(137)	(64)	(279)	(145)
Income before income taxes	$1,178	$1,271	$1,111	$2,660

(a)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.
Refining & Marketing segment income from operations decreased $101 million in the second quarter and $1.46 billion in the first six months of 2016 compared to the same periods of 2015. Segment income includes a non-cash benefit of $360 million and $345 million in the second quarter and first six months of 2016, respectively, related to the reversal of the Company's LCM reserve. Excluding the LCM benefit, the decrease in the second quarter was mainly the result of lower crack spreads and less favorable effects of changes in market structure compared to the spot market reference prices. These decreases were partially offset by the effects of more favorable crude oil and feedstock acquisition costs relative to benchmark Light Louisiana Sweet crude oil. The decrease in the first six months of 2016 was primarily the result of lower crack spreads, unfavorable crude oil and feedstock acquisition costs relative to benchmark Light Louisiana Sweet crude oil, and higher operating costs, primarily related to increased turnaround activity, partially offset by more favorable product price realizations and the favorable effects of changes in market structure compared to the spot market reference prices.
The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per barrel)	2016	2015	2016	2015
Chicago LLS 6-3-2-1 crack spread(a)(b)	$9.47	$10.56	$6.86	$9.78
USGC LLS 6-3-2-1 crack spread(a)	6.44	10.05	5.72	10.09
Blended 6-3-2-1 crack spread(a)(c)	7.66	10.24	6.18	9.97
LLS	47.38	62.94	41.48	57.96
WTI	45.64	57.95	39.78	53.34
LLS—WTI crude oil differential(a)	1.74	4.99	1.70	4.62
Sweet/Sour crude oil differential(a)(d)	6.91	4.92	6.84	5.99

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 40 percent/60 percent in 2016 and 38 percent/62 percent in 2015 based on our refining capacity by region.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

Based on the market indicators above and our refinery throughputs, we estimate the following impacts on Refining & Marketing segment income from operations for the second quarter and first six months of 2016 compared to the same periods of 2015:

•
The USGC LLS 6-3-2-1 crack spread decreased $3.61 per barrel for the second quarter and $4.37 per barrel for the first six months, which had a negative impact on segment income of $442 million for the second quarter and $1.01 billion for the first six months.

•
The sweet/sour crude oil differential increased $1.99 per barrel in the second quarter and $0.85 per barrel in the first six months resulting in positive impacts on segment income of $227 million in the second quarter and $231 million in the first six months.

•
The LLS-WTI crude oil differential decreased $3.25 per barrel for the second quarter and $2.92 per barrel for the first six months, which had a negative impact on segment income of $100 million in the second quarter and $181 million for the first six months.

•
The Chicago LLS 6-3-2-1 crack spread decreased $1.09 per barrel for the second quarter and $2.92 per barrel for the first six months, which had a negative impact on segment income of $61 million for the second quarter and $365 million for the first six months.

The above market indicators use spot market values and an estimated mix of crude purchases and product sales. Differences in our results compared to these market indicators, including product price realizations, mix and crude costs, as well as the effects of inventory valuation adjustments, market structure on our crude oil acquisition prices, and other items like refinery yields and other feedstock variances, had estimated positive impacts on Refining & Marketing segment income of $258 million for the second quarter and $175 million in the first six months of 2016 compared to the same periods of 2015.
The following table summarizes our refinery throughputs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,728	1,789	1,665	1,731
Other charge and blendstocks	161	162	167	171
Total	1,889	1,951	1,832	1,902
Sour crude oil throughput percent	61	55	61	55
WTI-priced crude oil throughput percent	21	19	20	20

Crude oil throughputs decreased 61 mbpd in the second quarter and 66 mbpd in the first six months of 2016 compared to the same periods of 2015, primarily due to higher planned turnaround and major maintenance activity at the Robinson refinery in both periods of 2016 and the Galveston Bay refinery in the first six month of 2016.
The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Refining & Marketing gross margin (dollars per barrel)(a)(b)	$12.82	$14.84	$11.44	$15.47
Refinery direct operating costs (dollars per barrel):(c)
Planned turnaround and major maintenance	$1.16	$0.66	$1.77	$0.73
Depreciation and amortization	1.43	1.33	1.48	1.38
Other manufacturing(d)	3.95	3.94	4.05	4.08
Total	$6.54	$5.93	$7.30	$6.19

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)	Excludes LCM inventory valuation adjustments.

(c)	Per barrel of total refinery throughputs.

(d)	Includes utilities, labor, routine maintenance and other operating costs.

Refinery direct operating costs increased $0.61 per barrel in the second quarter and increased $1.11 in the first six months of 2016 compared to the same periods of 2015, primarily due to increases in planned turnaround and major maintenance costs of $0.50 per barrel and $1.04 per barrel, respectively. The increases in planned turnaround and major maintenance costs were primarily attributable to significant turnaround costs incurred by the Galveston Bay and Robinson refineries in the second quarter and first six months of 2016 and the Garyville refinery in the second quarter of 2016. Other manufacturing costs were consistent with the second quarter and first six months of 2015.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with purchased RINs increased to $78 million in the second quarter and $141 million in the first six months of 2016 from $75 million in the second quarter and $117 million in the first six months of 2015. The second quarter of 2015 includes a $46 million charge to recognize increased estimated costs for compliance with the renewable fuel standards for 2014 and 2015, particularly those for bio-mass based diesel and advanced biofuels. Excluding this charge, the increases for both periods of 2016 were primarily due to the effect of increased prices for bio-mass based diesel RINs.
Speedway segment income from operations increased $66 million in the second quarter and $65 million in the first six months of 2016 compared to the same periods of 2015. Segment income includes a non-cash benefit of $25 million in the second quarter and first six months of 2016 related to the reversal of the Company's LCM reserve. Excluding the LCM benefit, the increases in segment income were primarily due to increases in our gasoline and distillate gross margin of $35 million, or $0.0198 per gallon, and $2 million, or $0.0038 per gallon, respectively, increases in merchandise margins of $10 million and $29 million, respectively. In addition, for the first six months of 2016, the Speedway segment had a $24 million gain from the sale of a retail location, partially offset by higher operating expenses.
The following table includes margin statistics for the Speedway segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gasoline & distillate gross margin (dollars per gallon)(a)(b)	$0.1549	$0.1351	$0.1614	$0.1652
Merchandise gross margin (in millions)	$369	$359	$699	$670
Merchandise gross margin percent	28.7%	28.5%	28.7%	28.2%

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(b)	Excludes LCM inventory valuation adjustments.
Midstream segment income from operations increased $98 million in the second quarter and $175 million in the first six months of 2016 compared to the same periods of 2015 primarily due to the inclusion of MarkWest’s operating results following the merger with MPLX on December 4, 2015, as well as earnings from new and existing pipeline and marine equity investments.
Corporate and other unallocated items decreased $8 million in the second quarter and $20 million in the first six months of 2016, largely due to reductions in employee benefit expenses.
Unallocated items also include an impairment charge of $1 million and $130 million recorded by MPLX in the second quarter and the first six months of 2016, respectively, to impair a portion of the $2.21 billion of goodwill, as adjusted, recorded in connection with the MarkWest Merger and an $89 million impairment charge in the second quarter of 2016 related to an equity method investment held by MPLX. See the Critical Accounting Estimates section for a discussion of the interim impairment assessment of goodwill and equity method investments.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $1.75 billion at June 30, 2016 compared to $1.13 billion at December 31, 2015. Net cash provided by (used in) operating activities, investing activities and financing activities for the first six months of 2016 and 2015 are presented in the following table.

	Six Months Ended June 30,
(In millions)	2016	2015
Net cash provided by (used in):
Operating activities	$2,590	$2,184
Investing activities	(1,496)	(856)
Financing activities	(467)	(941)
Total	$627	$387

Net cash provided by operating activities increased $406 million in the first six months of 2016 compared to the first six months of 2015, primarily due to a favorable change in working capital of $1.06 billion and an increase in deferred income taxes of $187 million, partially offset by a decrease in net income of $1.04 billion. Changes in working capital were a net $771 million source of cash in the first six months of 2016 compared to a net $292 million use of cash in the first six month of 2015. The changes in working capital were primarily due to increases in accounts payable and accrued liabilities and a decrease in inventories, partially offset by an increase in current receivables. The above changes in working capital exclude changes in short-term debt. Changes from December 31, 2015 to June 30, 2016 per the consolidated balance sheets were as follows:

•	Accounts payable increased $471 million from year-end 2015, primarily due to higher crude oil prices.

•	Current receivables increased $272 million from year-end 2015, primarily due to higher crude oil prices, partially offset by lower volumes.

•
Inventories decreased $16 million from year-end 2015, primarily due to decreases in crude oil and refined product inventory volumes partially offset by a $370 million reversal of the Company’s LCM inventory valuation reserve.

The net $292 million use of cash from working capital changes in the first six months of 2015 was primarily due to a decrease in accounts payable and accrued liabilities, partially offset by decreases in current receivables and inventory. Changes from December 31, 2014 to June 30, 2015 per the consolidated balance sheets were as follows:

•	Accounts payable decreased $436 million from year-end 2014, primarily due to lower crude oil prices.

•	Current receivables decreased $182 million from year-end 2014, primarily due to lower refined product and crude oil prices.

•	Inventories decreased $102 million from year-end 2014, primarily due to decreases in crude oil and refined product inventory volumes.
Net cash used in investing activities was $640 million higher in the first six months of 2016 compared to the first six months of 2015, primarily due to increases in additions to property, plant and equipment, primarily due to the inclusion of MarkWest capital spending, and acquisitions and investments in affiliates, partially offset by an increase in disposal of assets.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(In millions)	2016	2015
Additions to property, plant and equipment per consolidated statements of cash flows	$1,431	$764
Non-cash additions to property, plant and equipment	—	4
Asset retirement expenditures	2	—
Decrease in capital accruals	(143)	(20)
Total capital expenditures	1,290	748
Acquisitions(a)	10	—
Investments in equity method investees	171	149
Total capital expenditures and investments	$1,471	$897

(a)
Acquisitions include adjustments to the fair values of the property, plant and equipment, equity investments, intangibles and goodwill acquired in connection with the MarkWest Merger. See Note 4 to the unaudited consolidated financial statements.

Capital expenditures and investments are summarized by segment below.

	Six Months Ended June 30,
(In millions)	2016	2015
Refining & Marketing	$521	$430
Speedway	120	145
Midstream	753	244
Corporate and Other(a)	77	78
Total	$1,471	$897

(a)	Includes capitalized interest of $32 million and $16 million for the six months ended June 30, 2016 and 2015, respectively.
Net cash used for additions to property, plant and equipment increased $667 million for the first six months of 2016 compared to the first six months of 2015, primarily due to the inclusion of MarkWest capital spending in our Midstream segment. Net cash contributed to equity method investments increased $25 million for the first six months of 2016 compared to the first six months of 2015, primarily due to contributions to our marine joint ventures of $82 million, MPLX equity affiliates of $39 million, Illinois Extension Pipeline of $24 million to fund the SAX pipeline project and North Dakota Pipeline of $14 million to fund our portion of the Sandpiper pipeline project as compared to our contributions to Illinois Extension Pipeline of $94 million and North Dakota Pipeline of $44 million in the first six months of 2015. Cash from disposal of assets increased primarily due to the sale of a Speedway retail location in the first quarter of 2016.
Financing activities were a net $467 million use of cash in the first six months of 2016 compared to a net $941 million use of cash in the first six months of 2015. The sources of cash in 2016 included the issuance of the MPLX Preferred Units and common units and long-term debt borrowings which were more than offset by uses of cash which included long-term debt repayments, dividend payments, distributions to noncontrolling interests and common stock repurchases under our share repurchase authorizations. In addition, in the first six months of 2016, uses of cash also included a significant portion of the contingent consideration payment to the seller of the Galveston Bay refinery.
Long-term debt borrowings and repayments, including debt issuance costs, were a net $893 million use of cash in the first six months of 2016 compared to a net $97 million source of cash in the first six months of 2015. During the first six months of 2016, MPLX used proceeds from its issuance of the MPLX Preferred Units to repay amounts outstanding under the MPLX bank revolving credit facility. During the first six months of 2015, MPLX used proceeds from its $500 million of MPLX Senior Notes to repay amounts outstanding under the MPLX Credit Agreement, as well as for general partnership purposes.

Cash used in common stock repurchases decreased $491 million in the first six months of 2016 compared to the first six months of 2015. The table below summarizes our total share repurchases for these periods. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase authorizations.

	Six Months Ended June 30,
(In millions, except per share data)	2016	2015
Number of shares repurchased	4	12
Cash paid for shares repurchased	$126	$617
Effective average cost per delivered share	$40.52	$49.75
Cash used in distributions to noncontrolling interests increased $231 million in the first six months of 2016 compared to the first six months of 2015 due to the MarkWest Merger, which increased both the total amount of limited partner distributions from MPLX and the ownership percentage held by the noncontrolling interests of MPLX. As of June 30, 2016, noncontrolling interests held a 77 percent interest in MPLX, compared to a 29.5 percent interest as of June 30, 2015.
Cash used in dividend payments increased $67 million in the first six months of 2016 compared to the first six months of 2015, primarily due to a $0.14 per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments were $0.64 per common share in the first six months of 2016 compared to $0.50 per common share in the first six months of 2015.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $5.01 billion at June 30, 2016 consisting of:

	June 30, 2016
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$2,500	$—	$2,500
Trade receivables facility(b)	758	—	758
Total	$3,258	$—	$3,258
Cash and cash equivalents			1,754
Total liquidity			$5,012

(a)	Excludes MPLX’s $2.0 billion bank revolving credit facility, which had $1.99 billion available as of June 30, 2016.

(b)
Availability under our $1.0 billion trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products. As of July 31, 2016, eligible trade receivables supported borrowings of $735 million.

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
On July 20, 2016, we amended our trade receivables securitization facility (“trade receivables facility”) to, among other things, reduce the capacity from $1 billion to $750 million and to extend the maturity date to July 19, 2019. The reduction in capacity reflects the lower refined product price environment.
On July 20, 2016, we entered into a credit agreement with a syndicate of lenders to replace our existing MPC bank revolving credit facility due in 2017. The new agreement provides for a four-year $2.5 billion bank revolving credit facility maturing on July 20, 2020. Additionally, we entered into a 364-day $1 billion bank revolving credit facility maturing on July 19, 2017. The financial covenants contained in these agreements remain the same as under the previous bank revolving credit facility.
On February 26, 2016, we established a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of June 30, 2016, we had no commercial paper borrowings outstanding.

The MPC term loan agreement (the “Term Loan Agreement”), MPC bank revolving credit facility and MPLX credit agreement, which provides for the MPLX bank revolving credit facility and the MPLX term loan facility (“MPLX Credit Agreement”), contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the Term Loan Agreement and the MPC bank revolving credit facility requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the Term Loan Agreement and the MPC bank revolving credit facility) of no greater than 0.65 to 1.00. As of June 30, 2016, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.30 to 1.00, as well as the other covenants contained in the Term Loan Agreement and the MPC bank revolving credit facility.
The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of June 30, 2016, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.6 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.
Our intention is to maintain an investment grade credit profile. As of June 30, 2016, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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
Neither the Term Loan Agreement, MPC bank revolving credit facility, MPLX Credit Agreement nor our trade receivables securitization facility contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt ratings would increase the applicable interest rates, yields and other fees payable under the Term Loan Agreement, the MPC bank revolving credit facility, our trade receivables securitization facility and debt held by one of our ocean vessel joint ventures. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables securitization facility, impact our ability to purchase crude oil on an unsecured basis or result in us having to post letters of credit under existing transportation services agreements.

Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 36 percent at June 30, 2016 and 38 percent at December 31, 2015.

(In millions)	June 30, 2016	December 31, 2015
Debt due within one year	$27	$29
Long-term debt	11,032	11,896
Total debt	$11,059	$11,925
Calculation of debt-to-total-capital ratio:
Total debt	$11,059	$11,925
Total equity	19,935	19,675
Total capital	$30,994	$31,600
Debt-to-total-capital ratio	36%	38%
Capital Requirements
Our board approved a 2016 capital spending and investment plan of $4.2 billion towards the end of 2015. In light of current market conditions and revisions to expected completion dates for certain projects, we expect 2016 capital spending and investments to be approximately $3.0 billion, excluding capitalized interest. The expected 2016 capital spending and investments also excludes our anticipated $500 million investment in the Bakken Pipeline system. This reduced forecast for capital spending and investments includes spending on refining, retail marketing and midstream projects as well as amounts designated for corporate projects. During the six months ended June 30, 2016, our capital expenditures and investments were $1.44 billion, excluding capitalized interest. There have been no material changes to our 2016 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2015 was filed. We continuously evaluate our capital budget and make changes as conditions warrant.
During the second quarter of 2016, we paid BP $200 million for the third year’s contingent earnout. Including this second quarter payment, we have paid BP approximately $569 million in total leaving $131 million remaining under the total cap of $700 million. See Note 15 to the unaudited consolidated financial statements.
Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through the second quarter of 2016. At June 30, 2016, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of June 30, 2016, our equity investment in Centennial was $35 million and we had a $31 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Note 22 to the unaudited consolidated financial statements for additional information on the debt guarantee.
During the six months ended June 30, 2016, we made no voluntary contributions to our funded pension plans. We have no required funding for 2016, but plan to make a $175 million voluntary contribution in the third quarter of 2016.
On July 27, 2016, our board of directors approved a dividend of $0.36 per share on common stock. The dividend is payable September 12, 2016, to shareholders of record as of the close of business on August 17, 2016.
During the first six months of 2016, we paid $126 million to acquire 4 million common shares through open market share repurchases. The effective average cost was $40.52 per delivered share. Since January 1, 2012, our board of directors has approved $10.0 billion in total share repurchase authorizations. As of June 30, 2016, we had $2.64 billion of remaining share repurchase authorizations. See Note 8 to the unaudited consolidated financial statements.
We may utilize various methods to effect additional share repurchases, which could include open market purchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be affected through Rule 10b5-1 plans. The timing and amount of future share repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.

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
Contractual Cash Obligations
As of June 30, 2016, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first six months of 2016, our long-term debt commitments decreased $1.21 billion due to repayment of borrowings under the MPLX bank revolving credit facility. Also, during the first six months of 2016, our long-term transportation commitments, beginning in 2018, decreased $432 million due to the suspension of a pipeline project for which the Company had made a commitment under a Transportation Services Agreement.
As discussed in Note 23 to the unaudited consolidated financial statements, on August 2, 2016 we announced an anticipated investment of $500 million for an indirect ownership interest in the Bakken Pipeline system. MPC also expects to become a committed shipper on the Bakken Pipeline system. Subject to the closing of this investment, Enbridge has agreed to cancel our commitment under a long-term transportation services agreement related to the Sandpiper pipeline project and our commitment to fund a portion of the construction of the pipeline.
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
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $600 million to $700 million between 2014 and 2021 for capital expenditures necessary to comply with these standards, which includes estimated capital expenditures of approximately $200 million in 2017.
There have been no other significant changes to our environmental matters and compliance costs during the six months ended June 30, 2016.
Critical Accounting Estimates
Impairment Assessments of Long-Lived Assets, Intangible Assets, Goodwill and Equity Method Investments
As of June 30, 2016, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2015, except as noted below.
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
The fair value of the reporting units for the interim goodwill impairment analysis was determined based on applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method include management’s best estimates of the expected future results and discount rates, which ranged from 10.5 percent to 11.5 percent. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions include attrition rates by reporting unit ranging from 5.0 percent to 10.0 percent and discount rates by reporting unit ranging from 11.5 percent to 12.8 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future.
MPLX did not record an impairment charge for one reporting unit assigned goodwill. As of March 31, 2016, MPLX’s allocation of the purchase price was provisional. Based on MPLX’s assessment as of that date, this reporting unit had $1.81 billion of goodwill assigned to it (which amount was not adjusted as of June 30, 2016 when MPLX finalized its purchase price allocation). Step one of the first quarter interim impairment analysis resulted in the carrying value of this reporting unit exceeding its fair value by 0.62%; therefore, MPLX completed Step two of the goodwill impairment analysis. Step two of the goodwill impairment analysis requires MPLX to determine the fair value of all assets, liabilities and noncontrolling interests, if any, of the reporting unit, whether or not currently recognized. The implied fair value of goodwill is the residual value of the reporting unit's fair value, less the fair value of the assets, liabilities and noncontrolling interests, if any. The results of MPLX’s

Step two first quarter interim impairment analysis concluded that the fair value of the goodwill of this reporting unit exceeded its carrying value of $1.81 billion by approximately $20 million, or 1.2%. An increase of 0.50% to the discount rate used to estimate this reporting unit’s fair value as of MPLX’s first quarter interim impairment analysis would have resulted in an additional goodwill impairment charge of more than $400 million for the three months ended March 31, 2016. The other significant assumption used to estimate this reporting unit's fair value included estimates of future cash flows. If estimates for future cash flows, which are impacted primarily by commodity prices and producers' production plans, for this reporting unit were to decline, the overall reporting unit's fair value would decrease, resulting in a potential goodwill impairment charge. Additionally, an increase in the cost of capital would result in a decrease in the fair value of the reporting unit, causing its value to decline and goodwill to potentially be impaired.
During the second quarter of 2016, MPLX determined that an interim impairment analysis of the goodwill recorded in connection with the MarkWest Merger was not necessary. The stabilization and, in some cases, improvement in the second quarter of the circumstances considered during its first quarter impairment analysis, the date of its last full goodwill impairment analysis, lead to its conclusion that it is not more likely than not that the fair value of the reporting units is less than their respective carrying values.

In the second quarter of 2016, MPLX completed its purchase price accounting for the MarkWest Merger. The completion of this accounting resulted in additional goodwill attributed to certain reporting units for which an impairment charge had been taken in the first quarter of 2016. MPLX therefore recorded an additional $1 million of impairment expense in the second quarter of 2016.
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

MPLX’s investments in Centrahoma, Jefferson Dry Gas, MarkWest Utica EMG, Ohio Condensate and MarkWest Pioneer were recorded at fair value based on the MarkWest Merger on December 4, 2015. If expected cash flows used to determine the fair value as of December 4, 2015 are not realized its equity method investments may be subject to future impairment charges. Based on a review of cash flow forecasts as of the second quarter of 2016, MPLX has concluded that no indicators of an other than temporary impairment exist except for Ohio Condensate as discussed further below.
During the second quarter of 2016, forecasts for Ohio Condensate, an equity method investment, were reduced in line with updated forecasts for customer requirements. As the operator of that entity responsible for maintaining its financial records, MPLX completed a fixed asset impairment analysis as of June 30, 2016, in accordance with ASC Topic 360, to determine the potential fixed asset impairment charge. The resulting fixed asset impairment charge recorded within Ohio Condensate’s financial statements was $96 million. Based on MPLX’s 60 percent ownership of Ohio Condensate, approximately $58 million was recorded in the second quarter of 2016 in Income (loss) from equity method investments on the accompanying consolidated statements of income.
MPLX’s investment in Ohio Condensate, which was established at fair value in connection with the MarkWest Merger, exceeded its share of the underlying net assets. Therefore, in conjunction with the ASC Topic 360 impairment analysis, MPLX completed an equity method impairment analysis in accordance with ASC Topic 323 to determine the potential additional equity method impairment charge to be recorded on our consolidated financial statements resulting from an other-than-temporary impairment. As a result, an additional impairment charge of approximately $31 million was recorded in the second quarter of 2016 in Income (loss) from equity method investments within the accompanying consolidated statements of income, which eliminated the basis differential established in connection with the MarkWest Merger.
The fair value of Ohio Condensate and its underlying assets was determined based upon applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future results using a probability weighted average set of cash flow forecasts and a discount rate of 11.9%. An increase to the discount rate of 50 basis points would have resulted in an additional charge of $1 million on the consolidated statements of income. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of the Ohio Condensate equity method investment and its underlying assets represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim impairment test will prove to be an accurate prediction of the future.

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
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2016 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of June 30, 2016
Crude	$26,278	$69,218	$748	$103,766
Refined products	19,547	48,866	(19,547)	(48,866)
Embedded derivatives	(4,215)	(10,538)	4,215	10,538
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2016 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding capital leases, as of June 30, 2016 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of June 30, 2016(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended June 30, 2016(c)
Long-term debt
Fixed-rate	$10,246	$846	n/a
Variable-rate	950	n/a	7

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2016.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2016.
At June 30, 2016, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the Term Loan Agreement and the MPLX term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the Term Loan Agreement and the MPLX term loan facility, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2016, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Income from Operations by segment
Refining & Marketing(a)(b)	$1,080	$1,181	$1,018	$2,473
Speedway(b)	193	127	360	295
Midstream(a)(c)	201	103	368	193
Items not allocated to segments:
Corporate and other unallocated items(a)(c)	(67)	(75)	(134)	(154)
Pension settlement expenses	(2)	(1)	(3)	(2)
Impairments(d)	(90)	—	(219)	—
Income from operations	$1,315	$1,335	$1,390	$2,805
Capital Expenditures and Investments(e)
Refining & Marketing(a)	$278	$207	$521	$430
Speedway	70	100	120	145
Midstream(a)	403	157	753	244
Corporate and Other(f)	36	49	77	78
Total	$787	$513	$1,471	$897

(a)
We revised our operating segment presentation in the first quarter of 2016 in connection with the contribution of our inland marine business to MPLX; our inland marine business, which was previously included in Refining & Marketing, is now included in Midstream. Comparable prior period information has been recast to reflect our revised segment presentation.

(b)
The Refining & Marketing and Speedway segments include inventory LCM benefit of $360 million and $25 million, respectively, for the three months ended June 30, 2016 and $345 million and $25 million, respectively, for the six months ended June 30, 2016.

(c)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(d)	Relates to impairments of goodwill and an equity method investment. See Notes 14 and 15, respectively, to the unaudited consolidated financial statements.

(e)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(f)
Includes capitalized interest of $15 million and $8 million for the three months ended June 30, 2016 and 2015, respectively, and $32 million and $16 million for the six months ended June 30, 2016 and 2015, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
MPC Consolidated Refined Product Sales Volumes (mbpd)(a)	2,348	2,341	2,253	2,294
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (mbpd)(b)	2,339	2,329	2,244	2,281
Refining & Marketing gross margin (dollars per barrel)(c)(d)	$12.82	$14.84	$11.44	$15.47
Crude oil capacity utilization percent(e)	96	103	93	100
Refinery throughputs (mbpd):(f)
Crude oil refined	1,728	1,789	1,665	1,731
Other charge and blendstocks	161	162	167	171
Total	1,889	1,951	1,832	1,902
Sour crude oil throughput percent	61	55	61	55
WTI-priced crude oil throughput percent	21	19	20	20
Refined product yields (mbpd):(f)
Gasoline	919	896	909	904
Distillates	628	631	599	592
Propane	36	38	34	37
Feedstocks and special products	249	331	241	315
Heavy fuel oil	34	28	32	29
Asphalt	60	58	53	53
Total	1,926	1,982	1,868	1,930
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.16	$0.66	$1.77	$0.73
Depreciation and amortization	1.43	1.33	1.48	1.38
Other manufacturing(h)	3.95	3.94	4.05	4.08
Total	$6.54	$5.93	$7.30	$6.19
Refining & Marketing Operating Statistics By Region - Gulf Coast
Refinery throughputs (mbpd):(i)
Crude oil refined	1,104	1,093	1,048	1,062
Other charge and blendstocks	195	172	206	176
Total	1,299	1,265	1,254	1,238
Sour crude oil throughput percent	74	67	74	68
WTI-priced crude oil throughput percent	9	7	6	6
Refined product yields (mbpd):(i)
Gasoline	547	511	540	517
Distillates	434	408	404	375
Propane	28	27	26	26
Feedstocks and special products	282	320	281	314
Heavy fuel oil	23	11	21	13
Asphalt	19	14	14	14
Total	1,333	1,291	1,286	1,259
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.98	$0.51	$1.77	$0.65
Depreciation and amortization	1.08	1.06	1.12	1.10
Other manufacturing(h)	3.44	3.75	3.59	3.87
Total	$5.50	$5.32	$6.48	$5.62

Supplementary Statistics (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (mbpd):(i)
Crude oil refined	624	696	617	669
Other charge and blendstocks	36	36	37	36
Total	660	732	654	705
Sour crude oil throughput percent	38	36	39	35
WTI-priced crude oil throughput percent	43	39	43	41
Refined product yields (mbpd):(i)
Gasoline	372	385	369	387
Distillates	194	223	195	217
Propane	10	13	10	13
Feedstocks and special products	35	54	34	39
Heavy fuel oil	11	18	11	17
Asphalt	41	44	39	39
Total	663	737	658	712
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.38	$0.89	$1.57	$0.82
Depreciation and amortization	1.98	1.72	2.01	1.78
Other manufacturing(h)	4.53	4.00	4.44	4.24
Total	$7.89	$6.61	$8.02	$6.84
Speedway Operating Statistics
Convenience stores at period-end	2,773	2,755
Gasoline and distillate sales (millions of gallons)	1,547	1,514	3,030	2,946
Gasoline and distillate gross margin (dollars per gallon)(d)(j)	$0.1549	$0.1351	$0.1614	$0.1652
Merchandise sales (in millions)	$1,287	$1,264	$2,439	$2,375
Merchandise gross margin (in millions)	$369	$359	$699	$670
Merchandise gross margin percent	28.7%	28.5%	28.7%	28.2%
Same store gasoline sales volume (period over period)	0.3%	(0.2%)	0.7%	(0.7%)
Same store merchandise sales (period over period)(k)	2.0%	4.6%	2.5%	5.4%
Midstream Operating Statistics
Crude oil and refined product pipeline throughputs (mbpd)(l)	2,279	2,326	2,230	2,217
Gathering system throughput (MMcf/d)(m)	3,288		3,316
Natural gas processed (MMcf/d)(m)	5,529		5,582
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)(m)	322		321

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail (Speedway segment) customers.

(b)	Includes intersegment sales.

(c)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(d)	Excludes LCM inventory valuation adjustments.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)
Excludes inter-refinery volumes of 70 mbpd and 46 mbpd for the three months ended June 30, 2016 and 2015, respectively, and 76 mbpd and 41 mbpd for the six months ended June 30, 2016 and 2015, respectively.

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
As reported in our Annual Report on Form 10-K for the year ended December 31, 2015, in July 2015, a purported class action lawsuit asserting claims challenging the MarkWest Merger was filed in the Court of Chancery of the State of Delaware by a purported unitholder of MarkWest. In August 2015, two similar putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by plaintiffs who purport to be unitholders of MarkWest. On September 9, 2015, these lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, now captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation. On October 1, 2015, the plaintiffs filed a consolidated complaint against the individual members of the board of directors of MarkWest Energy GP, L.L.C. (the “MarkWest GP Board”), MPLX, MPLX GP, MPC and Sapphire Holdco LLC, a wholly-owned subsidiary of MPLX, asserting in connection with the MarkWest Merger and related disclosures that, among other things, (i) the MarkWest GP Board breached its duties in approving the MarkWest Merger with MPLX and (ii) MPC, MPLX, MPLX GP, and Sapphire Holdco LLC aided and abetted such breaches. On February 4, 2016, the Court approved a stipulation and proposed order to dismiss all claims with prejudice as to the named plaintiffs, but the Court retained jurisdiction to adjudicate a fee application by the plaintiffs’ counsel for an award of attorneys’ fees and reimbursement of expenses. On March 28, 2016, the plaintiffs filed an application for reimbursement of approximately $2 million of legal fees and expenses. On May 17, 2016, the plaintiffs withdrew the fee application and the case is now dismissed.
Environmental Proceedings
On May 18, 2016, MarkWest Liberty Midstream & Resources, L.L.C., a wholly-owned subsidiary of MPLX (“MarkWest Liberty Midstream”), received a draft Consent Order (“Consent Order”) from the West Virginia Department of Environmental Protection (“WVDEP”) alleging certain air permitting and emissions violations at our Sherwood Facility, a gas processing facility located in West Virginia, including failure to comply with monitoring, tagging, recordkeeping and repair requirements with respect to certain equipment at the facility as well as the failure to comply with certain permit application requirements. The Consent Order sets forth a proposed civil penalty of $425,000.
On July 6, 2016, the EPA presented a draft administrative enforcement order to Cincinnati Renewable Fuels LLC, a wholly-owned subsidiary of MPC that operates a biofuels production facility in Cincinnati, Ohio (“CRF”). The order alleges CRF and its predecessors failed to implement air regulations for a period beginning in May 2008 and prior to our acquisition of the facility. The EPA may seek penalties in excess of $100,000 in connection with this matter.
The Illinois Environmental Protection Agency (“IEPA”) initiated an enforcement action against Marathon Pipe Line LLC, a wholly-owned subsidiary of MPLX (“MPL”), in connection with an April 17, 2016 pipeline release to the Wabash River near Crawleyville, Indiana. MPL also received a Clean Water Act request for information from the EPA in furtherance of its investigation of possible violations arising from the April 17, 2016 pipeline release. The IEPA and the EPA may each seek penalties in excess of $100,000 in connection with this matter.
As previously reported, in July 2015, representatives from the EPA and the United States Department of Justice entered a MarkWest Liberty Midstream pipeline launcher/receiver site utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by a magistrate of the United States District Court for the Western District of Pennsylvania. MarkWest Liberty Midstream has provided information in response to subpoenas presented by the government and similar requests for information from the EPA, state and other agencies related to MarkWest's pipeline and compressor stations located in Pennsylvania. MarkWest is engaged in ongoing discussions with the EPA and the U.S. Attorney’s office regarding alleged omissions associated with permits or related regulatory obligations for its launcher/receiver facilities in the region. MarkWest Liberty Midstream’s internal review has determined that its operations have been conducted consistent with industry practices and in a manner protective of its employees and the public. It is possible however, that in connection with any potential or asserted civil or criminal enforcement action associated with this matter, MarkWest Liberty Midstream will incur material assessments, penalties or fines, incur material defense costs and expenses, be required to modify operations or construction activities which could increase operating costs and capital expenditures, or be subject to other obligations or restrictions that could restrict or prohibit our activities, any or all of which could adversely affect our results of operations, financial position or cash flows. The amount of any potential assessments, penalties, fines, restrictions, requirements, modifications, costs or expenses that may be incurred in connection with any potential enforcement action cannot be reasonably estimated or determined at this time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended June 30, 2016, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
04/01/16-04/30/16	105,201	$36.27	—	$2,686,248,850
05/01/16-05/31/16	161	41.33	—	2,686,248,850
06/01/16-06/30/16	1,406,761	36.35	1,405,984	2,635,136,805
Total	1,512,123	36.35	1,405,984

(a)
The amounts in this column include 105,201, 161 and 777 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in April, May and June, respectively.

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

(c)
On July 30, 2015, we announced that our board of directors had approved an additional $2.0 billion share repurchase authorization through July 31, 2017, resulting in $10.0 billion of total share repurchase authorizations since January 1, 2012. This authorization is in addition to the previous authorization, announced July 30, 2014, which had approximately $635 million remaining as of June 30, 2016.

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

August 2, 2016	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller