Form 10-K
period 2016-12-31
Marathon Petroleum Corp
filed 2017-02-24
CIK 1510295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None

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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Stock held by non-affiliates as of June 30, 2016 was approximately $20.0 billion. This amount is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2016. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.
There were 527,782,929 shares of Marathon Petroleum Corporation Common Stock outstanding as of February 13, 2017.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement relating to its 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Report.

MARATHON PETROLEUM CORPORATION
Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ASC	Accounting Standards Codification
ASR	Accelerated share repurchase
ATB	Articulated tug barges
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
DEI	Designated Environmental Incidents
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Tax, Depreciation and Amortization
EIA	United States Energy Information Administration
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FCC	Fluid Catalytic Cracking
FERC	Federal Energy Regulatory Commission
IDR	Incentive Distribution Rights
LCM	Lower of cost or market
LIBO Rate	London Interbank Offered Rate
LIFO	Last in, first out
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
mbpcd	Thousand barrels per calender day
Mcf	One thousand cubic feet of natural gas
mmbpcd	Million barrels per calender day
MMcf/d	One million cubic feet of natural gas per day
MMBtu	One million British thermal units per day
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
PADD	Petroleum Administration for Defense District
OPEC	Organization of Petroleum Exporting Countries
OSHA	United States Occupational Safety and Health Administration
OTC	Over-the-Counter
ppb	Parts per billion
ppm	Parts per million
RFS2	Revised Renewable Fuel Standard program, as required by the Energy Independence and Security Act of 2007
RIN	Renewable Identification Number
ROUX	Residual Oil Upgrader Expansion
SEC	Securities and Exchange Commission
STAR	South Texas Asset Repositioning
ULSD	Ultra-low sulfur diesel
US GAAP	Accounting principles generally accepted in the United States
USGC	U.S. Gulf Coast
UST	Underground storage tank
VIE	Variable interest entity
VPP	Voluntary Protection Program
WTI	West Texas Intermediate crude oil, an oil index benchmark price

Disclosures Regarding Forward-Looking Statements
This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “design,” “estimate,” “objective,” “expect,” “forecast,” “outlook,” “goal,” “guidance,” “imply,” “intend,” “plan,” “predict,” “prospective,” “project,” “opportunity,” “potential,” “position,” “pursue,” “strategy,” “seek,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.
Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•
future levels of revenues, refining and marketing gross margins, operating costs, retail gasoline and distillate gross margins, merchandise margins, income from operations, net income or earnings per share;

•	anticipated volumes of feedstock, throughput, sales or shipments of refined products;

•	anticipated levels of regional, national and worldwide prices of crude oil, natural gas, NGLs and refined products;

•	anticipated levels of crude oil and refined product inventories;

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	business strategies, growth opportunities and expected investments, including strategic initiatives and actions, as well as planned equity investments in pipeline projects;

•
expectations regarding the acquisition or divestiture of assets as well as the strategic initiatives discussed herein, such as the proposed accelerated dropdown of assets to MPLX LP and plans to exchange our economic interest in the general partner, including IDRs, for newly issued MPLX LP common units;

•	our share repurchase authorizations, including the timing and amounts of any common stock repurchases;

•	the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan;

•	the effect of restructuring or reorganization of business components;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, activist investors or federal, foreign, state or local regulatory authorities or plaintiffs in litigation.
We have based our forward-looking statements on our current expectations, estimates and projections about our industry and our company. We caution that these statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	volatility or degradation in general economic, market, industry or business conditions;

•	availability and pricing of domestic and foreign supplies of natural gas, NGLs and crude oil and other feedstocks;

•	the ability of the members of the OPEC to agree on and to influence crude oil price and production controls;

•	availability and pricing of domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;

•	foreign imports and exports of crude oil, refined products, natural gas and NGLs;

•	refining industry overcapacity or under capacity;

•	changes in producer customers’ drilling plans or in volumes of throughput of crude oil, natural gas, NGLs, refined products or other hydrocarbon-based products;

•	changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks and refined products;

•	changes to the expected construction costs and timing of projects;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;

•	fluctuations in consumer demand for refined products, natural gas and NGLs, including seasonal fluctuations;

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

•	completion of pipeline projects within the United States;

•	changes in fuel and utility costs for our facilities;

•	failure to realize the benefits projected for capital projects, or cost overruns associated with such projects;

•	modifications to MPLX LP earnings and distribution growth objectives;

•	the ability to successfully implement growth opportunities, including strategic initiatives and actions;

•
the time, costs and ability to obtain regulatory or other approvals, waivers or consents required to consummate strategic actions discussed herein, such as the proposed accelerated dropdown of assets to MPLX LP;

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

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the renewable fuel standard program;

•	adverse changes in laws including with respect to tax and regulatory matters;

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

•	labor and material shortages;

•	the maintenance of satisfactory relationships with labor unions and joint venture partners;

•	the ability and willingness of parties with whom we have material relationships to perform their obligations to us;

•	the market price of our common stock and its impact on our share repurchase authorizations;

•	changes in the credit ratings assigned to our debt securities and trade credit, changes in the availability of unsecured credit and changes affecting the credit markets generally;

•	capital market conditions and our ability to raise adequate capital to execute our business plan, including our recently announced strategic actions;

•	the costs, disruption and diversion of management’s attention associated with campaigns commenced by activist investors; and

•	the other factors described in Item 1A. Risk Factors.
We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

PART I

Item 1. Business
Overview
Marathon Petroleum Corporation (“MPC”) has 129 years of experience in the energy business with roots tracing back to the formation of the Ohio Oil Company in 1887. We are one of the largest independent petroleum product refining, marketing, retail and transportation businesses in the United States and the largest east of the Mississippi. With the merger of MPLX LP (“MPLX”), the midstream master limited partnership sponsored by MPC, and MarkWest Energy Partners, L.P. (“MarkWest”) effective December 4, 2015 (the “MarkWest Merger”), we are one of the largest natural gas processors in the United States and the largest processor and fractionator in the Marcellus and Utica shale regions.
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
Recent Developments
Strategic Actions to Enhance Shareholder Value
On January 3, 2017, we announced plans to significantly accelerate the dropdown of assets with an estimated $1.4 billion of MLP-eligible annual EBITDA to MPLX now expected to be completed in 2017, subject to requisite approvals and regulatory clearances, including tax clearance, and market and other conditions. In conjunction with the completion of the dropdowns, we also expect to exchange our economic interests in the general partner of MPLX, including incentive distribution rights, for newly issued MPLX common units. Additionally, a special committee of our board of directors, with the assistance of an independent financial advisor, will conduct a full and thorough review of Speedway to ensure optimum value is being delivered to shareholders over the long term. We expect to provide an update on the review by mid-2017. This significant acceleration of dropdowns and other announced strategic actions are designed to further highlight the substantial value embedded in our integrated businesses.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on our strategic actions to enhance shareholder value.

Acquisitions and Investments
Pipeline Investments
On September 1, 2016, Enbridge Energy Partners L.P. (“Enbridge Energy Partners”) announced that its affiliate, North Dakota Pipeline LLC (“North Dakota Pipeline”), would withdraw certain pending regulatory applications for its Sandpiper pipeline project and that the project would be deferred indefinitely. These decisions were considered to indicate an impairment of the costs capitalized to date on the project. As the operator of North Dakota Pipeline and the entity responsible for maintaining its financial records, Enbridge Energy Partners completed a fixed asset impairment analysis as of August 31, 2016, in accordance with ASC Topic 360. Based on the estimated liquidation value of the fixed assets, an impairment charge was recorded by North Dakota Pipeline. Based on our 37.5 percent ownership of North Dakota Pipeline, we recognized approximately $267 million of this charge in the third quarter of 2016 through “Income (loss) from equity method investments” on the accompanying consolidated statements of income which impaired virtually all of our $301 million investment in the project. See Item 8. Financial Statements and Supplementary Data – Note 17 for information regarding the charge.
On February 15, 2017, MPLX closed on the previously announced transaction to acquire a partial, indirect equity interest in the Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Company Pipeline (“ETCOP”) projects, collectively referred to as the Bakken Pipeline system, through a joint venture with Enbridge Energy Partners. MPLX contributed $500 million of the $2 billion purchase price paid by the joint venture to acquire a 36.75 percent indirect equity interest in the Bakken Pipeline system from Energy Transfer Partners, L.P. (“ETP”) and Sunoco Logistics Partners, L.P. (“SXL”). MPLX holds, through a subsidiary, a 25 percent interest in the joint venture, which equates to an approximate 9.2 percent indirect equity interest in the Bakken Pipeline system. The Bakken Pipeline system is currently expected to deliver in excess of 470 mbpd of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast. Furthermore, MPC expects to become a committed shipper on the Bakken Pipeline system under terms of an on-going open season.
In connection with closing the transaction with ETP and SXL, Enbridge Energy Partners canceled MPC’s transportation services agreement with respect to the Sandpiper pipeline project and released MPC from paying any termination fee per that agreement.
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.’s Southern Access Extension (“SAX”) pipeline which runs from Flanagan, Illinois to Patoka, Illinois. This option resulted from our agreement to be the anchor shipper on the SAX pipeline. We have contributed $299 million since project inception. The pipeline became operational in December 2015. Our investment in the pipeline is included in our Midstream segment.
Marine Investments
We currently have indirect ownership interests in two ocean vessel joint ventures with Crowley Maritime Corporation (“Crowley”), which were established to own and operate Jones Act vessels in petroleum product service. We have invested a total of $189 million in these two ventures as described further below.
In September 2015, we acquired a 50 percent ownership interest in a joint venture, Crowley Ocean Partners LLC (“Crowley Ocean Partners”), with Crowley. The joint venture owns and operates four new Jones Act product tankers, three of which are leased to MPC. Two of the vessels were delivered in 2015 and the remaining two were delivered in 2016. We contributed a total of $141 million for the four vessels.
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
See Item 8. Financial Statements and Supplementary Data – Note 6 for additional information on Crowley Coastal Partners as a VIE and Note 25 for information on our conditional guarantee of the indebtedness of Crowley Ocean Partners and Crowley Blue Water Partners.

MarkWest Merger
On December 4, 2015, a wholly-owned subsidiary of MPLX, the midstream master limited partnership sponsored by MPC, merged with MarkWest, whereby MarkWest became a wholly-owned subsidiary of MPLX. Each common unit of MarkWest issued and outstanding immediately prior to the effective time of the MarkWest Merger was converted into a right to receive 1.09 common units of MPLX representing limited partner interests in MPLX, plus a one-time cash payment of $6.20 per unit. Each Class B unit of MarkWest outstanding immediately prior to the merger was converted into the right to receive one Class B unit of MPLX having substantially similar rights, including conversion and registration rights, and obligations that the Class B units of MarkWest had immediately prior to the merger. At closing, we contributed $1.23 billion in cash to MPLX to pay the cash consideration to MarkWest common unitholders. We agreed to contribute an additional total of $50 million in cash to MPLX for the cash consideration to be paid upon the conversion of the MPLX Class B Units to MPLX common units in equal installments, the first $25 million of which was paid in July 2016 and the second $25 million of which will be paid in July 2017. These contributions are with respect to MPC’s existing interests in MPLX (including IDRs) and not in consideration of new units or other equity interest in MPLX. We assigned the total consideration transferred of $8.61 billion, including the $7.33 billion fair value of the equity consideration and the $1.28 billion of cash contributions, to the fair value of the assets acquired and liabilities and noncontrolling interest assumed in the MarkWest Merger, with the excess recorded as goodwill. During the first quarter of 2016, the preliminary fair value measurements of assets acquired and liabilities assumed recorded in the 2015 year-end financial statements were revised based on additional analysis. These adjustments to the fair values of property, plant and equipment, intangibles and equity investments, among other items, resulted in an offsetting reduction to goodwill of approximately $241 million. As a result, we recognized total assets acquired of $11.91 billion, including $8.52 billion of property plant and equipment and $2.60 billion of equity investments, and total liabilities assumed and noncontrolling interests of $5.51 billion, including $4.57 billion of assumed debt. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if warranted due to events or changes in circumstances. MPLX recorded an impairment charge of approximately $129 million in the first quarter of 2016 to impair a portion of the $2.21 billion of goodwill, as adjusted, recorded in connection with the MarkWest Merger. In the second quarter of 2016, MPLX completed its purchase price allocation, which resulted in an additional $1 million of impairment expense that would have been recorded in the first quarter of 2016 had the purchase price allocation been completed as of that date. This adjustment to the impairment expense was the result of completing an evaluation of the deferred tax liabilities associated with the MarkWest Merger and their impact on the resulting goodwill that was recognized. Our financial results and operating statistics reflect the results of MarkWest from the date of the acquisition.
Consistent with our strategy to grow our midstream business, the MarkWest Merger combines one of the nation’s largest processors of natural gas and the largest processor and fractionator in the Marcellus and Utica shale regions with a rapidly growing crude oil and refined products logistics partnership sponsored by MPC. The complementary aspects of the highly diverse asset base of MarkWest, MPLX and MPC provide significant additional opportunities across multiple segments of the hydrocarbon value chain. The combined entity furthers MarkWest's leading midstream presence in the Marcellus and Utica shales by allowing it to pursue additional midstream projects, allowing producer customers to achieve superior value for their growing production in these important shale regions.
Hess Retail Acquisition
On September 30, 2014, we acquired from Hess Corporation (“Hess”) all of its retail locations, transport operations and shipper history on various pipelines, including approximately 40 mbpd on Colonial Pipeline, for $2.82 billion. We refer to these assets as “Hess’ Retail Operations and Related Assets” and substantially all of these assets are part of our Speedway segment. This acquisition significantly expanded our Speedway presence from nine to 22 states throughout the East Coast and Southeast and is aligned with our strategy to grow our retail business. This acquisition also enables us to further leverage our integrated refining and transportation operations, providing an assured outlet for incremental sales from our refining system. The transaction was funded with a combination of debt and available cash. Our financial results and operating statistics reflect the results of Hess’ Retail Operations and Related Assets from the date of the acquisition.
See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on these acquisitions and investments.
MPLX LP
Overview
MPLX is a diversified, growth-oriented publicly traded master limited partnership formed by us to own, operate, develop and acquire midstream energy infrastructure assets. MPLX is engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; and the gathering, transportation and storage of crude oil and refined petroleum products. On December 4, 2015, we completed the MarkWest Merger, whereby MarkWest became a wholly-owned subsidiary of MPLX.

As of December 31, 2016, we owned a 25.5 percent interest in MPLX, including a two percent general partner interest. This ownership percentage reflects the conversion of the MPLX Class B Units in July 2017 at 1.09 to 1.00. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 74.5 percent interest owned by the public. The components of our noncontrolling interest consist of equity-based noncontrolling interest and redeemable noncontrolling interest. The redeemable noncontrolling interest relates to MPLX’s preferred units, discussed below.
The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements. The assets of MPLX are the property of MPLX and cannot be used to satisfy the obligations of MPC.
Reorganization Transactions
On September 1, 2016, MPC, MPLX and various affiliates initiated a series of reorganization transactions in order to simplify MPLX’s ownership structure and its financial and tax reporting. In connection with these transactions, MPC contributed $225 million to MPLX, and all of the issued and outstanding MPLX Class A Units, all of which were held by MarkWest Hydrocarbon L.L.C. (“MarkWest Hydrocarbon”), a wholly-owned subsidiary of MPLX, were exchanged for newly issued common units representing limited partner interests in MPLX. The simple average of the closing prices of MPLX common units for the last 10 trading days prior to September 1, 2016 was used for purposes of these transactions. As a result of these transactions, MPC increased its ownership interest in MPLX by 7 million MPLX common units, or approximately 1 percent.
Private Placement of Preferred Units
On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible Preferred Units (the “MPLX Preferred Units”) at a cash price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the MPLX Preferred Units was used for capital expenditures, repayment of debt and general partnership purposes.
The MPLX Preferred Units rank senior to all MPLX common units with respect to distributions and rights upon liquidation. The holders of the MPLX Preferred Units are entitled to receive quarterly distributions equal to $0.528125 per unit commencing for the quarter ended June 30, 2016, with a prorated amount from the date of issuance. Following the second anniversary of the issuance of the MPLX Preferred Units, the holders of the MPLX Preferred Units will receive as a distribution the greater of $0.528125 per unit or the amount of per unit distributions paid to common unitholders. The MPLX Preferred Units are convertible into MPLX common units on a one for one basis after three years, at the purchasers’ option, and after four years at MPLX’s option, subject to certain conditions.
The MPLX Preferred Units are considered redeemable securities due to the existence of redemption provisions upon a deemed liquidation event which is considered outside MPLX’s control. Therefore they are presented as temporary equity in the mezzanine section of the consolidated balance sheets. We have recorded the MPLX Preferred Units at their issuance date fair value, net of issuance costs. Since the MPLX Preferred Units are not currently redeemable and not probable of becoming redeemable in the future, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the security would become redeemable.
Contribution of Inland Marine Business to MPLX
On March 31, 2016, we contributed our inland marine business to MPLX in exchange for 23 million MPLX common units and 460 thousand MPLX general partner units. The number of units we received from MPLX was determined by dividing $600 million by the volume weighted average NYSE price of MPLX common units for the 10 trading days preceding March 14, 2016, pursuant to the Membership Interests Contribution Agreement. We also agreed to waive first-quarter 2016 common unit distributions, IDRs and general partner distributions with respect to the common units issued in this transaction. The contribution of our inland marine business was accounted for as a transaction between entities under common control and therefore, we did not record a gain or loss.
Public Offering
On February 10, 2017, MPLX completed a public offering of $1.25 billion aggregate principal amount of 4.125% unsecured senior notes due March 2027 (the “MPLX 2027 Senior Notes”) and $1.0 billion aggregate principal amount of 5.200% unsecured senior notes due March 2047 (the “MPLX 2047 Senior Notes”). MPLX intends to use the net proceeds from this offering for general partnership purposes, which may include, from time to time, acquisitions (including the previously announced planned dropdown of assets from MPC) and capital expenditures.

ATM Program
On August 4, 2016, MPLX entered into a Second Amended and Restated Distribution Agreement (the “Distribution Agreement”) providing for the continuous issuance of MPLX common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of any offerings (such continuous offering program, or at-the-market program, referred to as the “ATM Program”). MPLX expects to use the net proceeds from sales under the ATM Program for general partnership purposes including repayment of debt and funding for acquisitions, working capital requirements and capital expenditures.
During 2016, MPLX issued an aggregate of 26 million MPLX common units under the ATM Program, generating net proceeds of approximately $776 million. As of December 31, 2016, $717 million of MPLX common units remains available for issuance through the ATM Program under the Distribution Agreement.
See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information on MPLX.
Our Competitive Strengths

Extensive Integrated Platform of Midstream, Retail and Refining Assets
We believe the relative scale of our integrated midstream, retail and refining assets distinguishes us from other refining companies. We currently own, lease or have ownership interests in approximately 8,400 miles of crude oil and products pipelines. Additionally, we have over 5,600 miles of natural gas and NGL pipelines. We also own or have ownerships interests in one of the largest private domestic fleets of inland petroleum product barges and one of the largest terminal operations in the United States, as well as trucking and rail assets. We operate this transportation and distribution system in coordination with our refining and marketing network enabling us to optimize raw material supplies and refined product distribution, and deliver important economies of scale across our platform. Our Speedway segment, one of our largest distribution channels, is also our most ratable.
We believe our distribution system allows us to maximize the sales value of our products and minimize cost. We also believe our integrated platform of assets gives us extensive flexibility and optionality to respond promptly to dynamic market conditions, including weather-related and marketplace disruptions.
Competitively Positioned Marketing Operations Provide Assured Product Sales
We are one of the largest wholesale suppliers of gasoline and distillates to resellers within our market area. We have two strong retail brands: Speedway® and Marathon®. We believe Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,730 convenience stores in 21 states throughout the Midwest, East Coast and Southeast regions of the United States. In addition, our highly successful Speedy Rewards® customer loyalty program, which averaged more than 5.7 million active members in 2016, provides us with a unique competitive advantage and opportunity to increase our Speedway customer base at existing and new Speedway locations. The Marathon brand is an established motor fuel brand primarily in the Midwest and Southeast regions of the United States, comprised of approximately 5,500 retail outlets operated by independent entrepreneurs in 19 states as of December 31, 2016. The Marathon brand has been a vehicle for sales volume growth in existing and contiguous markets.
We consider assured sales as those sales we make to Marathon brand customers, our Speedway operations and to our wholesale customers with whom we have required minimum volume sales contracts. Our assured sales currently account for approximately 70% of our gasoline production. We believe having assured sales brings ratability to our distribution systems, provides a solid base to enhance our overall supply reliability and allows us to efficiently and effectively optimize our operations between our refineries, pipelines and terminals.
High Quality Network of Strategically Located Assets
We believe we are the largest crude oil refiner in the Midwest and the third largest in the United States based on crude oil refining capacity. We own a seven-plant refinery network, with approximately 1.8 mmbpcd of crude oil throughput capacity. Our refineries process a wide range of crude oils, feedstocks and condensate, including heavy and sour crude oils, which can generally be purchased at a discount to sweet crude oil, and produce transportation fuels such as gasoline and distillates, specialty chemicals and other refined products. While we have historically processed significant quantities of heavy and sour crude oils, our refineries have the ability to process approximately 65 percent to 70 percent light sweet crude oils.

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
Our Midstream segment assets are similarly located in the Midwest and Gulf Coast regions of the United States, which collectively comprised approximately 81 percent of total United States crude distillation capacity and approximately 81 percent of total United States finished products demand for the year ended December 31, 2016, according to the EIA. MPLX, through MarkWest, its wholly-owned subsidiary, is the largest processor and fractionator in the Marcellus and Utica shale regions. This significantly complements and creates strategic opportunities for our Refining & Marketing segment and MPLX’s logistic assets in the same geographic footprint. Our integrated midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include approximately 7,500 MMcf/d of natural gas processing capacity, 500 mbpd of fractionation capacity and more than 5,600 miles of gas gathering and NGL pipelines as of December 31, 2016.
Our Speedway segment, which operates in the Midwest, East Coast and Southeast, complements our refining and midstream assets providing a significant and ratable outlet for our refinery production. Our Speedway operations have also enabled us to further leverage our integrated refining and transportation operations with its expansion from nine to 21 states throughout the East Coast and Southeast. Speedway is a top tier performer in the convenience store industry with the highest EBITDA per store per month of its public peers and leading positions with respect to other comparisons based on light product volume, merchandise sales and total gross margin on a per store per month basis.

MARATHON
Marketing Area
MPC Refineries
Light Product Terminals
MPC Owned and Part-owned
Third Party
Asphalt/Heavy Oil Terminals
MPC Owned
Third Party
Water Supplied Terminals
Coastal
Inland
Pipelines
MPC Owned & Operated
MPC Interest: Operated by MPC
MPC Interest: Operated by Others
Pipelines Used by MPC
Ethanol Facility
Biodiesel Facility
MPLX
Tank Farms
Pipelines
Butane Cavern
Barge Dock
MarkWest Complex
Marine Repair Facility
LOOP LLC

*    As of December 31, 2016

General Partner and Sponsor of MPLX
Our investment in MPLX provides us an efficient vehicle to invest in organic projects and pursue acquisitions of midstream assets; all with the focus of enhancing our share price through our limited partner and general partner interests in MPLX which tend to receive higher market multiples. MPLX’s liquidity, size, scale and access to the capital markets should provide us a strong foundation to execute our strategy for growing our midstream business.
We have an extensive portfolio of MLP-qualifying midstream assets. We plan to offer assets from this portfolio, which are estimated to generate annual EBITDA of approximately $1.4 billion, to MPLX as soon as practicable in 2017, subject to regulatory clearances, including tax clearance, and market and other conditions. In conjunction with the completion of the dropdowns, we expect to pursue an exchange of our economic interests in the general partner, including incentive distribution rights, for newly issued MPLX common units. Following the exchange, we would continue to retain control of the general partner so that we can continue to optimize our refinery feedstock and distribution networks.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on these midstream assets, including the timing of these strategic actions.
Established Track Record of Profitability and Growing our Midstream and Retail Businesses
We have demonstrated an ability to achieve positive financial results throughout all stages of the refining cycle. We believe our business mix and strategies position us well to continue to achieve competitive financial results. Income generated by our Speedway segment is less sensitive to business cycles. Similarly, income from our Midstream segment, which was significantly expanded through the MarkWest Merger, is more stable over business cycles due to its long-term fee based contracts, while our Refining & Marketing segment enables us to generate significant income and cash flow when market conditions are more favorable.
Strong Financial Position
As of December 31, 2016, we had $653 million in cash and cash equivalents and $4.18 billion in unused committed borrowing facilities, excluding MPLX’s cash and cash equivalents of $234 million and its credit facilities. We had $10.57 billion of debt at year-end, which represented 33 percent of our total capitalization. This combination of strong liquidity and manageable leverage provides financial flexibility to fund our growth projects and to pursue our business strategies.
Our Business Strategies
Maintain Top-Tier Safety and Environmental Performance
We remain committed to operating our assets in a safe and reliable manner and targeting continual improvement in our safety record across all of our operations. We have a history of safe and reliable operations, which was demonstrated again in 2016 with a strong process safety performance compared to the industry average. In addition, our corporate headquarters, four of our refineries and eight additional facilities have earned designations as an OSHA VPP Star site. We also remain committed to environmental stewardship by continuing to improve the efficiency and reliability of our operations. We have earned 75 percent of the EPA’s Energy Star recognitions awarded to refineries despite owning and operating just 10 percent of total U.S. refining capacity. We proactively address our regulatory requirements and encourage our operations to improve their environmental performance through our DEI program, which establishes goals and measures environmental performance. In 2016, we achieved our best performance since the current program began in 2010 with a third straight year of improving performance. MarkWest will be incorporated into our DEI program in 2017.
Grow Higher Valued, Stable Cash Flow Businesses
We intend to continue to allocate significant portions of our capital to investments intended to grow our midstream and retail businesses. These businesses typically have more predictable and stable income and cash flows compared to our refining operations and we believe investors assign a higher value to such businesses.
MPLX is an important part of this strategy and the MarkWest Merger significantly expanded its midstream activities. MPLX will consider organic growth projects that provide attractive returns and cash flows both within its geographic footprint as well as in new regions. MPLX may pursue these opportunities as standalone projects, with MPC or with other parties. MPLX has identified a number of potential projects over the next several years. These primarily include projects to expand gathering, processing and fractionation infrastructure in the Marcellus region.

Our Speedway segment is also an important part of this strategy. We significantly expanded Speedway’s presence along the East Coast and Southeast through the acquisition of Hess’ Retail Operations and Related Assets in September 2014. We intend to continue growing Speedway’s sales and profitability by focusing on organic growth through filling in voids in our existing markets by building new locations and by rebuilding or remodeling existing stores. We will also look to expand our presence by opportunistically acquiring high quality stores in new and existing markets. We have identified numerous opportunities for new convenience stores or store rebuilds in our existing market, with a continued focus in Pennsylvania and Tennessee, as well as opportunities for growth in new markets including Georgia, South Carolina and the Florida panhandle. We also plan to capitalize on diesel demand growth by building out our network of commercial fueling lane locations within our core market which cater to local and regional transport fleets.
In keeping with our practice of evaluating shareholder value creation, a special committee of our board of directors, with the assistance of an independent financial advisor, will conduct a full and thorough review of strategic and financial alternatives for Speedway. We expect to provide an update on the review by mid-2017.
Maintain Long-Term Integrated Relationships with Our Producer Customers
MPLX’s MarkWest subsidiary has developed long-term integrated relationships with its producer customers. These relationships are characterized by an intense focus on customer service and a deep understanding of producer customers’ requirements coupled with the ability to increase the level of our midstream services in response to their midstream requirements. Through collaborative planning with these producer customers, MPLX’s MarkWest subsidiary continues to construct high-quality midstream infrastructure and provide unique solutions that are critical to the ongoing success of producer customers’ development plans. As a result of these efforts, MarkWest has been a top-rated midstream service provider in customer satisfaction since 2006, as determined by an independent research provider.
Pursue Margin Enhancing Investments in Refining to Deliver Top Quartile Refining Performance
Our refineries are well positioned to benefit from the growing crude oil and condensate production in North America, including the Bakken, Eagle Ford and Utica shale regions, along with the Canadian oil sands. We are also well positioned to export distillates, gasoline and other products.
We intend to enhance margins in our Refining & Marketing segment by realizing benefits from continuous process improvements and targeted investments in our refining operations. Over the next five years, we intend to create a world-class refining complex by investing approximately $1.5 billion in our Galveston Bay refinery through the STAR project. This investment will fully integrate our Galveston Bay and Texas City refineries and enable us to upgrade low value residual oil into higher value refined products and lower the refinery complex’s cost of production. The project scope increases crude processing capacity, increases distillate and gas oil recovery and improves the refinery’s overall reliability. We are also planning to expand the Galveston Bay refinery’s product export capacity to reach high value markets. In addition, we are investing at our Garyville refinery to increase ULSD production due to strong long-term distillate demand expectations.
Sustain Focus on Disciplined Capital Allocation and Shareholder Returns
We intend to maintain our focus on a disciplined and balanced approach to capital allocation, including return of capital to shareholders, in a manner consistent with maintaining an investment-grade credit profile. Since becoming a stand-alone company in June 2011, our dividend has increased by a 28 percent compound annual growth rate and our board of directors has authorized share repurchases totaling $10 billion. Through open market purchases and two ASR programs, we repurchased 202 million shares of our common stock for approximately $7.44 billion, representing approximately 28 percent of our outstanding common shares when we became a stand-alone company in June 2011. After the effects of these repurchases, $2.56 billion of the $10 billion total authorization was available for future repurchases as of December 31, 2016. We achieved these shareholder returns while also investing in the business and maintaining an investment-grade credit profile.
Cash proceeds from the planned dropdowns and ongoing MPLX common unit distributions resulting from the dropdowns and other strategic actions are expected to fund the substantial ongoing return of capital to our shareholders in a manner consistent with maintaining an investment-grade credit profile.
Utilize and Enhance our High Quality Employee Workforce
We utilize our high quality employee workforce by continuing to leverage our commercial skills. In addition, we continue to enhance our workforce through selective hiring practices and effective training programs on safety, environmental stewardship and other professional and technical skills.

The above discussion contains forward-looking statements with respect to the business and operations of MPC, including our proposed strategic actions to enhance shareholder value, the ATM Program, our competitive strengths and business strategies, including our expected investments and the adequacy of our capital resources and liquidity. Factors that could impact our proposed strategic actions include, but are not limited to, the time, costs and ability to obtain regulatory or other approvals and consents and otherwise consummate the strategic actions discussed herein; the satisfaction or waiver of conditions in the agreements governing the strategic actions discussed herein; our ability to achieve the strategic and other objectives related to the strategic actions discussed herein; the impact of adverse market conditions affecting MPC’s and MPLX’s midstream businesses; adverse changes in laws including with respect to tax and regulatory matters and our inability to agree with the MPLX conflicts committee with respect to the timing of and value attributed to assets identified for dropdown. Factors that could affect the ATM Program and the timing of any issuances under the ATM Program include, but are not limited to, market conditions, availability of liquidity and the market price of MPLX’s common units. Factors that could impact our competitive strengths and business strategies, including the adequacy of our capital resources and liquidity include, but are not limited to, changes to the expected construction costs and timing of projects; continued/further volatility in and/or degradation of market and industry conditions; the availability and pricing of crude oil and other feedstocks; slower growth in domestic and Canadian crude supply; completion of pipeline capacity to areas outside the U.S. Midwest; consumer demand for refined products; transportation logistics; the reliability of processing units and other equipment; MPC's ability to successfully implement growth opportunities; modifications to MPLX earnings and distribution growth objectives; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; changes to MPC's capital budget; other risk factors inherent to MPC's industry. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in this Annual Report on Form 10-K.
Refining & Marketing
Refineries
We currently own and operate seven refineries in the Gulf Coast and Midwest regions of the United States with an aggregate crude oil refining capacity of 1,817 mbpcd. During 2016, our refineries processed 1,699 mbpd of crude oil and 151 mbpd of other charge and blendstocks. During 2015, our refineries processed 1,711 mbpd of crude oil and 177 mbpd of other charge and blendstocks. The table below sets forth the location, crude oil refining capacity, tank storage capacity and number of tanks for each of our refineries as of December 31, 2016.

Refinery	Crude Oil Refining Capacity (mbpcd)(a)	Tank Storage Capacity (million barrels)	Number of Tanks
Garyville, Louisiana	543	16.9	83
Galveston Bay, Texas City, Texas	459	16.2	157
Catlettsburg, Kentucky	273	5.2	120
Robinson, Illinois	231	6.0	92
Detroit, Michigan	132	6.7	87
Canton, Ohio	93	2.9	75
Texas City, Texas	86	3.9	56
Total	1,817	57.8	670

(a)	Refining throughput can exceed crude oil capacity due to the processing of other charge and blendstocks in addition to crude oil and the timing of planned turnaround and major maintenance activity.
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
Garyville, Louisiana Refinery. Our Garyville, Louisiana refinery is located along the Mississippi River in southeastern Louisiana between New Orleans, Louisiana and Baton Rouge, Louisiana. The Garyville refinery is configured to process a wide variety of crude oils into gasoline, distillates, fuel-grade coke, asphalt, propane, polymer-grade propylene, heavy fuel oil, dry gas, slurry and sulfur. The refinery has access to the export market and multiple options to sell refined products. A major expansion project was completed in 2009 that increased Garyville’s crude oil refining capacity, making it one of the largest refineries in the U.S. Our Garyville refinery has earned designation as an OSHA VPP Star site.
Galveston Bay, Texas City, Texas Refinery. Our Galveston Bay refinery, which we acquired on February 1, 2013, is located on the Texas Gulf Coast approximately 30 miles southeast of Houston, Texas. The refinery can process a wide variety of crude oils into gasoline, distillates, aromatics, heavy fuel oil, refinery-grade propylene, fuel-grade coke, dry gas and sulfur. The refinery has access to the export market and multiple options to sell refined products. Our cogeneration facility, which supplies the Galveston Bay refinery, currently has 1,055 megawatts of electrical production capacity and can produce 4.3 million pounds of steam per hour. Approximately 46 percent of the power generated in 2016 was used at the refinery, with the remaining electricity being sold into the electricity grid.
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
Robinson, Illinois Refinery. Our Robinson, Illinois refinery is located in southeastern Illinois. The Robinson refinery processes sweet and sour crude oils into gasoline, distillates, propane, anode-grade coke, aromatics, fuel-grade coke and slurry. The Robinson refinery has earned designation as an OSHA VPP Star site.
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
As of December 31, 2016, our refineries had 22 rail loading racks and 28 truck loading racks and four of our refineries had a total of seven owned and 11 non-owned docks. Total throughput in 2016 was 91 mbpd for the refinery loading racks and 928 mbpd for the refinery docks.
Planned maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail.

Refined Product Yields
The following table sets forth our refinery production by product group for each of the last three years.

Refined Product Yields (mbpd)	2016	2015	2014
Gasoline	900	913	869
Distillates	617	603	580
Propane	35	36	35
Feedstocks and special products	241	281	276
Heavy fuel oil	32	31	25
Asphalt	58	55	54
Total	1,883	1,919	1,839
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

Sources of Crude Oil Refined (mbpd)	2016	2015	2014
United States	986	1,138	1,120
Canada	326	244	223
Middle East and other international	387	329	279
Total	1,699	1,711	1,622
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
Refined Product Marketing
We believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers and consumers within our 26-state market area. Independent retailers, wholesale customers, our Marathon brand jobbers and Speedway brand convenience stores, airlines, transportation companies and utilities comprise the core of our customer base. In addition, we sell gasoline, distillates and asphalt for export, primarily out of our Garyville and Galveston Bay refineries. The following table sets forth our refined product sales destined for export by product group for the past three years.

Refined Product Sales Destined for Export (mbpd)	2016	2015	2014
Gasoline	91	101	79
Distillates	199	214	191
Asphalt	6	4	5
Total	296	319	275

The following table sets forth, as a percentage of total refined product sales volume, the sales of refined products to our different customer types for the past three years.

Refined Product Sales by Customer Type	2016	2015	2014
Private-brand marketers, commercial and industrial customers, including spot market	69%	69%	73%
Marathon-branded independent entrepreneurs	14%	14%	15%
Speedway® convenience stores	17%	17%	12%
The following table sets forth the approximate number of retail outlets by state where independent entrepreneurs maintain Marathon-branded retail outlets, as of December 31, 2016.

State	Approximate Number of Marathon® Retail Outlets
Alabama	227
Florida	606
Georgia	281
Illinois	292
Indiana	640
Kentucky	583
Louisiana	2
Maryland	1
Michigan	761
Minnesota	47
Mississippi	79
North Carolina	220
Ohio	859
Pennsylvania	66
South Carolina	101
Tennessee	404
Virginia	121
West Virginia	117
Wisconsin	48
Total	5,455
The following table sets forth our refined product sales volumes by product group for each of the last three years.

Refined Product Sales by Product Group (mbpd)	2016	2015	2014
Gasoline	1,219	1,241	1,116
Distillates	676	667	623
Propane	35	36	34
Feedstocks and special products	231	258	268
Heavy fuel oil	35	30	28
Asphalt	63	57	56
Total	2,259	2,289	2,125
Gasoline and Distillates. We sell gasoline, gasoline blendstocks and distillates (including No. 1 and No. 2 fuel oils, jet fuel, kerosene and diesel fuel) to wholesale customers, Marathon-branded independent entrepreneurs and our Speedway® convenience stores and on the spot market. In addition, we sell diesel fuel and gasoline for export to international customers. We sold 50 percent of our gasoline sales volumes and 87 percent of our distillates sales volumes on a wholesale or spot market basis in 2016. The demand for gasoline and distillates is seasonal in many of our markets, with demand typically at its highest levels during the summer months.

We have blended ethanol into gasoline for more than 25 years and began expanding our blending program in 2007, in part due to federal regulations that require us to use specified volumes of renewable fuels. Ethanol volumes sold in blended gasoline were 84 mbpd in 2016, 85 mbpd in 2015 and 78 mbpd in 2014. We sell reformulated gasoline, which is also blended with ethanol, in 12 states in our marketing area. We also sell biodiesel-blended diesel fuel in 18 states in our marketing area. The future expansion or contraction of our ethanol and biodiesel blending programs will be driven by market economics and government regulations.
Propane. We produce propane at most of our refineries. Propane is primarily used for home heating and cooking, as a feedstock within the petrochemical industry, for grain drying and as a fuel for trucks and other vehicles. Our propane sales are typically split evenly between the home heating market and petrochemical consumers.
Feedstocks and Petrochemicals. We are a producer and marketer of feedstocks and petrochemicals. Product availability varies by refinery and includes platformate, alkylate, FCC unit gas, naptha, dry gas, propylene, raffinate, butane, benzene, xylene, molten sulfur, cumene and toluene. We market these products domestically to customers in the chemical, agricultural and fuel-blending industries. In addition, we produce fuel-grade coke at our Garyville, Detroit and Galveston Bay refineries, which is used for power generation and in miscellaneous industrial applications, and anode-grade coke at our Robinson refinery, which is used to make carbon anodes for the aluminum smelting industry. Our feedstocks and petrochemical sales decreased to 231 mbpd in 2016 from 258 mbpd in 2015 and decreased in 2015 from 268 mbpd in 2014. The decrease in 2016 was primarily due to more feedstocks used in production versus selling them on the spot market. The decrease in 2015 was primarily due to higher turnaround activity in 2014 resulting in more available feedstocks, more feedstocks used in production versus selling them on the spot market and market conditions in 2015.
Heavy Fuel Oil. We produce and market heavy residual fuel oil or related components, including slurry, at all of our refineries. Heavy residual fuel oil is primarily used in the utility and ship bunkering (fuel) industries, though there are other more specialized uses of the product.
Asphalt. We have refinery-based asphalt production capacity of up to 102 mbpcd, which includes asphalt cements, polymer-modified asphalt, emulsified asphalt, industrial asphalts and roofing flux. We have a broad customer base, including asphalt-paving contractors, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers. We sell asphalt in the domestic and export wholesale markets via rail, barge and vessel.

Terminals
As of December 31, 2016, we owned and operated 61 light product and 18 asphalt terminals. Our light product and asphalt terminals averaged 1,429 mbpd and 31 mbpd of throughput in 2016, respectively. In addition, we distribute refined products through one leased light product terminal, two light product terminals in which we have partial ownership interests but do not operate and approximately 121 third-party light product and two third-party asphalt terminals in our market area. We have offered 62 of these light product terminals, which include virtually all of our owned and operated light product terminals as well as the one leased terminal and the two partially-owned terminals, to MPLX and expect this dropdown transaction to be completed in the first quarter of 2017. The following table sets forth additional details about our owned and operated terminals at December 31, 2016.

Owned and Operated Terminals	Number of Terminals	Tank Storage Capacity (million barrels)	Number of Tanks	Number of Loading Lanes
Light Product Terminals:
Alabama	2	0.4	19	4
Florida	4	3.0	85	22
Georgia	4	0.9	39	9
Illinois	4	1.2	44	14
Indiana	6	2.9	76	17
Kentucky	6	2.3	69	25
Louisiana	1	0.1	9	2
Michigan	8	2.2	93	26
North Carolina	4	1.3	54	13
Ohio	13	3.8	148	32
Pennsylvania	1	0.3	13	2
South Carolina	1	0.3	9	3
Tennessee	4	1.0	43	12
West Virginia	2	0.1	9	2
Wisconsin	1	0.2	9	4
Subtotal light product terminals	61	20.0	719	187
Asphalt Terminals:
Florida	1	0.2	4	3
Illinois	2	0.1	34	6
Indiana	2	0.4	23	6
Kentucky	4	0.5	57	14
Louisiana	1	0.1	11	2
Michigan	1	—	2	8
Ohio	4	2.0	69	13
Pennsylvania	1	0.5	16	8
Tennessee	2	0.5	44	8
Subtotal asphalt terminals	18	4.3	260	68
Total owned and operated terminals	79	24.3	979	255

Transportation - Truck and Rail
As of December 31, 2016, we owned 163 transport trucks and 180 trailers with an aggregate capacity of 1.6 million gallons for the movement of refined products and crude oil. In addition, we had 2,059 leased and 15 owned railcars of various sizes and capacities for movement and storage of refined products. The following table sets forth additional details about our railcars.

	Number of Railcars
Class of Equipment	Owned	Leased	Total	Capacity per Railcar
General service tank cars	—	781	781	20,000-30,000 gallons
High pressure tank cars	—	984	984	33,500 gallons
Open-top hoppers	15	294	309	4,000 cubic feet
	15	2,059	2,074
Speedway
Our Speedway segment sells gasoline, diesel and merchandise through convenience stores that it owns and operates under the Speedway brand. Speedway convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items. Speedway’s Speedy Rewards® loyalty program has been a highly successful loyalty program since its inception in 2004, with a consistently growing base which averaged more than 5.7 million active members in 2016. Due to Speedway’s ability to capture and analyze member-specific transactional data, Speedway is able to offer the Speedy Rewards® members discounts and promotions specific to their buying behavior. We believe Speedy Rewards® is a key reason customers choose Speedway over competitors and it continues to drive significant value for both Speedway and our Speedy Rewards® members.
The demand for gasoline is seasonal, with the highest demand usually occurring during the summer driving season. Margins from the sale of merchandise tend to be less volatile than margins from the retail sale of gasoline and diesel fuel. Merchandise margin as a percent of total gross margin for Speedway increased in 2016, primarily due to lower light product margins during the year. The following table sets forth Speedway merchandise statistics for the past three years.

Speedway Merchandise Statistics	2016	2015	2014
Merchandise sales (in millions)	$5,007	$4,879	$3,611
Merchandise gross margin (in millions)	1,435	1,368	975
Merchandise as a percent of total gross margin	56%	54%	57%

As of December 31, 2016, Speedway had 2,733 convenience stores in 21 states. The following table sets forth the number of convenience stores by state owned by our Speedway segment as of December 31, 2016.

State	Number of Convenience Stores(a)
Connecticut	1
Delaware	4
Florida	241
Georgia	1
Illinois	115
Indiana	309
Kentucky	147
Massachusetts	114
Michigan	303
New Hampshire	12
New Jersey	72
New York	238
North Carolina	278
Ohio	488
Pennsylvania	113
Rhode Island	20
South Carolina	52
Tennessee	38
Virginia	62
West Virginia	61
Wisconsin	64
Total	2,733
(a) Includes stores with commercial fueling lanes.
Speedway also owns a 29 percent interest in PFJ Southeast LLC (“PFJ Southeast”), which is a joint venture between Speedway and Pilot with 123 travel center locations primarily in the Southeast United States as of December 31, 2016.
As of December 31, 2016, Speedway owned 90 transport trucks and 83 trailers for the movement of gasoline and distillate.
Midstream
Following the MarkWest Merger, we changed the name of our Pipeline Transportation segment to the Midstream segment to reflect its expanded business activities. The Midstream segment includes the operations of MPLX and certain other related operations.
MPLX
MPLX is a diversified, growth-oriented publicly traded master limited partnership formed by us to own, operate, develop and acquire midstream energy infrastructure assets. On December 4, 2015, MPLX merged with MarkWest, whereby MarkWest became a wholly-owned subsidiary of MPLX. As of December 31, 2016, our ownership interest in MPLX was 25.5 percent, including our two percent general partner interest. This ownership percentage reflects the conversion of the MPLX Class B Units in July 2017 at 1.09 to 1.00.
As of December 31, 2016, MPLX assets, through its combination with MarkWest, included approximately 7,500 MMcf/d of natural gas processing capacity and 500 mbpd of NGL fractionation capacity and more than 5,600 miles of gas gathering and NGL pipelines.

MPLX assets as of December 31, 2016 also included 100 percent ownership of common carrier pipeline systems through Marathon Pipe Line LLC (“MPL”) and Ohio River Pipe Line LLC (“ORPL”), and a one million barrel butane storage cavern in West Virginia. MPLX, through MPL and ORPL, owned or leased and operated 1,008 miles of common carrier crude oil lines and 1,958 miles of common carrier products lines located in nine states and five tank farms in Illinois and Indiana with available storage capacity of approximately five million barrels that is committed to MPC. In 2016, third parties generated 16 percent of the crude oil and refined product shipments on MPLX’s common carrier pipelines, excluding volumes shipped by MPC under joint tariffs with third parties. These common carrier pipelines transported the volumes shown in the MPLX Pipeline Throughput information in the Midstream Operating Statistics table below for each of the last three years.
As of December 31, 2016, MPLX’s marine transportation operations included 18 owned towboats, as well as 204 owned and 18 leased barges that transport refined products and crude oil on the Ohio, Mississippi and Illinois rivers and their tributaries and inter-coastal waterways. The following table sets forth additional details about MPLX’s barges and towboats.

Class of Equipment	Number in Class	Capacity (thousand barrels)
Inland tank barges:(a)
Less than 25,000 barrels	64	963
25,000 barrels and over	158	4,631
Total	222	5,594

Inland towboats:
Less than 2,000 horsepower	2
2,000 horsepower and over	16
Total	18

(a)	All of our barges are double-hulled.

MPC-Retained Midstream Assets and Investments
We have ownership interests in several crude oil and products pipeline systems and pipeline companies which we retained at the formation of MPLX. We have offered certain of these assets to MPLX in a dropdown transaction we expect to be completed in the first quarter of 2017. MPC consolidated volumes transported through our common carrier pipelines, which include MPLX’s pipelines and our undivided joint interests, are shown in the MPC Consolidated Pipeline Throughput information in the following table for each of the last three years.
The following table shows operating statistics for our Midstream segment.

Midstream Operating Statistics	2016	2015	2014
MPC Consolidated Pipeline Throughput (mbpd)
Crude oil pipelines	1,402	1,277	1,241
Refined products pipelines	909	914	878
Total	2,311	2,191	2,119
MPLX Pipeline Throughput (mbpd) (included in volumes above)(a)(b)
Crude oil pipelines	1,088	1,061	1,041
Refined products pipelines	908	914	878
Total	1,996	1,975	1,919
Gathering system throughput (MMcf/d)(c)	3,275	3,075	—
Natural gas processed (MMcf/d)(c)	5,761	5,468	—
C2 (ethane) + NGLs fractionated (mbpd)(c)	335	307	—

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

As of December 31, 2016, we have indirect ownership interests in two ocean vessel joint ventures with Crowley through our investment in Crowley Coastal Partners. These joint ventures operate and charter four Jones Act product tankers, most of which are leased to MPC, and own and operate three 750 Series ATB vessels that are leased to MPC. The following table sets forth additional details about our product tankers and ATB vessels.

Class of Equipment	Number in Class	Capacity (thousand barrels)
Jones Act product tankers(a)	4	1,320

750 Series ATB vessels(b)	3	990

(a)	Represents ownership through our indirect noncontrolling interest in Crowley Ocean Partners.

(b)	Represents ownership through our indirect noncontrolling interest in Crowley Blue Water Partners.
The locations and detailed information about our midstream assets are included under Item 2. Properties and are incorporated herein by reference.
Competition, Market Conditions and Seasonality
The downstream petroleum business is highly competitive, particularly with regard to accessing crude oil and other feedstock supply and the marketing of refined products. We compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. Based upon the “The Oil & Gas Journal 2016 Worldwide Refinery Survey,” we ranked third among U.S. petroleum companies on the basis of U.S. crude oil refining capacity as of December 31, 2016.
We compete in four distinct markets for the sale of refined products—wholesale, spot, branded and retail distribution. We believe we compete with about 50 companies in the sale of refined products to wholesale marketing customers, including private-brand marketers and large commercial and industrial consumers; about 100 companies in the sale of refined products in the spot market; 12 refiners or marketers in the supply of refined products to refiner-branded independent entrepreneurs; and approximately 850 retailers in the retail sale of refined products. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and retail consumers. We do not produce any of the crude oil we refine.
We also face strong competition for sales of retail gasoline, diesel fuel and merchandise. Our competitors include service stations and convenience stores operated by fully integrated major oil companies and their independent entrepreneurs and other well-recognized national or regional convenience stores and travel centers, often selling gasoline, diesel fuel and merchandise at competitive prices. Non-traditional retailers, such as supermarkets, club stores and mass merchants, have affected the convenience store industry with their entrance into sales of retail gasoline and diesel fuel. Energy Analysts International, Inc. estimated such retailers had approximately 15 percent of the U.S. gasoline market in mid-2016.
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
Air
We are subject to many requirements in connection with air emissions from our operations. Internationally and domestically, emphasis has been placed on reducing greenhouse gas emissions. The U.S. pledge in 2009, as part of the Copenhagen Accord, to reduce greenhouse gas emissions 17 percent below 2005 levels by 2020 remains in effect and was reaffirmed in President Obama’s 2013 Climate Action Plan. Although the United States signed the 2015 Paris Agreement on Climate Change, it does not legally require parties to the Agreement to reduce greenhouse gas emissions, and the United States’ future activities in response to the Paris Agreement are unknown. In November 2016, the Obama administration released its strategy for “deep de-carbonization,” which aims to reduce greenhouse gas emissions to 80 percent below 2005 levels by 2050. The U.S. climate change strategy and implementation of that strategy through legislation and regulation may change under President Trump’s administration; therefore, the impact to our industry and operations due to greenhouse gas regulation is unknown at this time.
In 2009, the EPA issued an “endangerment finding” that greenhouse gas emissions contribute to air pollution that endangers public health and welfare. Related to the endangerment finding, in April 2010, the EPA finalized a greenhouse gas emission standard for mobile sources (cars and other light duty vehicles). The endangerment finding, the mobile source standard and the EPA’s determination that greenhouse gases are subject to regulation under the Clean Air Act resulted in permitting of greenhouse gas emissions at stationary sources, but as a result of the EPA’s “tailoring rule,” permit applicability was limited to larger sources such as refineries. Legal challenges were filed against these EPA actions. In June 2014, the United States Supreme Court ruled that the Clean Air Act Prevention of Significant Deterioration program for new and modified major stationary sources is not triggered by greenhouse gas emissions alone. The United States Supreme Court did, however, uphold the requirement for new or modified stationary sources that will also emit a criteria pollutant to control greenhouse gas emissions through Best Available Control Technology. Implementing Best Available Control Technology may result in increased costs to our operations. A few MPC projects may trigger greenhouse gas permitting requirements but any additional capital spending will likely not be significant.

The EPA has finalized Source Performance Standards for greenhouse gas emissions for new and existing electric utility generating units. These standards could impact electric and natural gas rates for all our operations. Legal challenges have been filed by several states and by industry groups seeking to overturn the final rules. In February 2016, the United States Supreme Court stayed implementation of the standards for existing utility generating units (also known as the Clean Power Plan) until complete disposition of the litigation. Congress may again also consider legislation on greenhouse gas emissions or a carbon tax. In the absence of federal legislation or regulation of greenhouse gas emissions, states may become more active in regulating greenhouse gas emissions. These measures include state actions to develop statewide or regional programs to impose emission reductions. These measures may also include low carbon fuel standards, such as the California program. In addition, private parties have sued utilities and other emitters of greenhouse gas emissions, but such suits have been largely unsuccessful. We have not been named in any of those lawsuits. Private parties have also sued federal and certain state governmental entities seeking additional greenhouse gas emission reductions beyond those currently being undertaken. In sum, requiring reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect MPC’s refinery operations and may have an indirect effect on our business, financial condition and results of operations. The extent and magnitude of the impact from greenhouse gas regulation or legislation cannot be reasonably estimated due to the uncertainty regarding the additional measures and how they will be implemented.
In 2013, the Obama administration made changes to the social cost of carbon (“SCC”) estimate. The SCC was first issued in 2010. The SCC is to be used by the EPA and other federal agencies in regulatory cost-benefit analyses to take into account alleged broad economic consequences associated with changes to emissions of greenhouse gases. In 2013, the Obama administration significantly increased the estimate to $36 per ton. In response to the regulated community and Congress’ critiques of how the SCC was developed, the Office of Management and Budget provided an opportunity to comment on the SCC, but ultimately did not make any significant revisions. In August 2016, the White House Council on Environmental Quality issued its final guidance to federal agencies on assessing a project’s impact to climate change under the National Environmental Policy Act, by requiring an estimation of the greenhouse gas emissions from the project, including using the SCC when analyzing costs and benefits of a project. While the impact of a higher SCC in future regulations is not known at this time, it may result in increased costs to our operations. The EPA has also used an estimate of the social cost of methane in its regulatory impact analysis to justify regulating methane as a pollutant for new and modified sources in the oil and natural gas sector.
In 2015, the EPA finalized a revision to the National Ambient Air Quality Standards (“NAAQS”) for ozone. The EPA lowered the primary ozone NAAQS from 75 ppb to 70 ppb. This revision initiates a multi-year process in which nonattainment designations will be made based on more recent ozone measurements that includes data from 2016. States will then propose and adopt, as necessary, new rules reducing emissions to meet the new standard. Currently, the EPA is in the process of implementing the 75 ppb ozone standard that the EPA had promulgated in March 2008. The impact of a stricter standard cannot be accurately estimated due to the present uncertainty regarding area nonattainment designations and the additional requirements that states may impose. Additionally, legal petitions challenging the revised ozone standard have been filed, adding uncertainty to the revised standard.
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
Water
We maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA and have implemented systems to oversee our compliance with these permits. In addition, we are regulated under OPA-90, which among other things, requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. OPA-90 also requires the responsible company to pay resulting removal costs and damages and provides for civil penalties and criminal sanctions for violations of its provisions. We operate tank vessels and facilities from which spills of oil and hazardous substances could occur. We have implemented emergency oil response plans for all of our components and facilities covered by OPA-90 and we have established Spill Prevention, Control and Countermeasures plans for all facilities subject to such requirements.
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

In June 2015, the EPA and the United States Army Corps of Engineers finalized significant changes to the definition of the term “waters of the United States” (“WOTUS”) used in numerous programs under the CWA. This final rulemaking is referred to as the Clean Water Rule. The Clean Water Rule has been challenged in multiple federal courts by many states, trade groups, and other interested parties, and in October 2015, a United States Court of Appeals issued a nationwide stay of the Clean Water Rule. The Clean Water Rule, as written, expands permitting, planning and reporting obligations and may extend the timing to secure permits for pipeline and fixed asset construction and maintenance activities. The Clean Water Rule does contain new language intended to address concerns that the proposed rule included storm water conveyances and storage structures as WOTUS, and we continue to review how that new language will apply under specific circumstances. Court challenges of the Clean Water Rule will continue through 2017.
In 2015, the EPA issued its intent to review the CWA categorical effluent limitation guidelines (“ELG”) for the petroleum refining sector. During 2016, the EPA prepared a draft information request (“ICR”) requesting significant wastewater and treatment process details and may perform sampling of effluent at one or more of our refineries. The ICR is expected to issue in 2017. The EPA has indicated they believe there have been significant changes in the characteristics of wastewaters generated within refining operations that warrant the review. Specific targets for the review are the impacts of processing heavier crude oils and the transfer of air pollutants to wastewater when air pollution abatement devices are in use. A similar project, initiated in 2007 for steam power generation with similar attributes, resulted in a significant change in the treatment requirements for coal-fired power plants. The refining sector ELG review has the potential to result in a similar impact. We are actively engaged in the planning process for the 2017 information request and effluent sampling campaign and engaged with The American Petroleum Institute and the American Fuel & Petrochemical Manufacturers associations on this matter. The typical life-cycle for an ELG review from the intent to review to issuance of a final rule that would require upgrades is seven years. The impact of an ELG review cannot be accurately estimated at this time.
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
Mileage Standards, Renewable Fuels and Other Fuels Requirements
In 2007, the U.S. Congress passed the Energy Independence and Security Act (“EISA”), which, among other things, set a target of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contains the RFS2. In August 2012, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) jointly adopted regulations that establish average industry fleet fuel economy standards for passenger cars and light trucks of up to 41 miles per gallon by model year 2021 and average fleet fuel economy standards of up to 49.7 miles per gallon by model year 2025. The standards from 2022 to 2025 are the government’s current estimate but will require further rulemaking by the NHTSA. The EPA in the fourth quarter of 2016 determined that its proposed targets for GHG reduction are achievable and did not adjust its

2022 to 2025 estimated standards. New or alternative transportation fuels such as compressed natural gas could also pose a competitive threat to our operations.
The RFS2 required the total volume of renewable transportation fuels sold or introduced annually in the U.S. to reach 22.25 billion gallons in 2016, 24.0 billion gallons in 2017 and increase to 36.0 billion gallons by 2022. Within the total volume of renewable fuel, EISA established an advanced biofuel volume of 7.25 billion gallons in 2016, 9.0 billion gallons in 2017 and increasing to 21.0 billion gallons in 2022. Subsets within the advanced biofuel volume include biomass-based diesel, which was set as at least 1.0 billion gallons in 2014 through 2022 (to be determined by the EPA through rulemaking), and cellulosic biofuel, which was set at 4.25 billion gallons in 2016, 5.5 billion gallons in 2017 and increasing to 16.0 billion gallons in 2022.
On November 30, 2015, the EPA finalized the renewable fuel standards for the years of 2014, 2015 and 2016 as well as the biomass-based diesel standard for 2017. Because the EPA missed the statutory deadlines for establishing the standards for 2014 and 2015, the EPA used its waiver authority under EISA to set the standards using actual consumption data obtained from EPA’s tracking system, EMTS. The EPA’s use of its general waiver authority to reduce the statutory volumes has been challenged in court. A court decision vacating the 2014-2016 renewable fuel standards on the basis that the EPA unreasonably exercised its general waiver authority could increase our cost of compliance with the Renewable Fuels Standards and be detrimental to the RIN market.
On November 23, 2016, the EPA finalized the renewable fuel standards for the year 2017 and the biomass based diesel standard for 2018. The EPA used its cellulosic waiver authority to reduce the standards from the statutory amounts to the following: 19.28 billion gallons total renewable fuel; 4.28 billion gallons advanced biofuel; and 311 million gallons cellulosic ethanol. The EPA increased the biomass based diesel standard for 2018 to 2.0 billion gallons. In the near term, the RFS2 will be satisfied primarily with ethanol blended into gasoline. Vehicle, regulatory and infrastructure constraints limit the blending of significantly more than 10 percent ethanol into gasoline (“E10”). The volumes for 2016 and 2017 result in the ethanol content of gasoline exceeding the E10 blendwall, which will require obligated parties to either sell E15 or FlexFuel at levels that exceed historical levels or retire carryover RINs that had been generated in prior years. On October 13, 2016, the EPA issued a partial waver decision under the CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from E10 to E15 for 2007 and newer light-duty motor vehicles. On January 21, 2011, the EPA issued a second waver for the use of E15 in vehicles model year 2001-2006. There are numerous issues, including state and federal regulatory issues, which need to be addressed before E15 can be marketed for use in traditional gasoline engines. Additionally, there are infrastructure compatibility issues and vehicle manufacturer warranty concerns related to E15 usage. Neither E15 nor FlexFuel has been readily accepted by the consumer.
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
On November 10, 2016, the EPA proposed to deny petitions requesting that the point of obligation for the RFS be moved to the terminal rack. The EPA is accepting comments on its proposed denial. Should the EPA decide that its proposal was incorrect and move the point of obligation, we could be subject to increased costs and compliance uncertainties
The RFS2 has required, and may in the future continue to require, additional capital expenditures or expenses by us to accommodate increased renewable fuels use. We may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend approximately $650 million between 2014 and 2019 to comply with these standards, which includes estimated capital expenditures of approximately $200 million in 2017.

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
Employees
We had approximately 44,460 regular full-time and part-time employees as of December 31, 2016, which includes approximately 32,880 employees of Speedway.
Certain hourly employees at our Canton, Catlettsburg, Galveston Bay and Texas City refineries are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers Union under labor agreements that are due to expire in 2019. The International Brotherhood of Teamsters represents certain hourly employees at our Detroit refinery under a labor agreement that is also scheduled to expire in 2019. In addition, they represent certain hourly employees at Speedway under agreements that cover certain outlets in New York and New Jersey that expire on March 14, 2019 and June 30, 2019, respectively.
Executive and Corporate Officers of the Registrant
The executive and corporate officers of MPC are as follows:

Name	Age as of January 31, 2017	Position with MPC
Gary R. Heminger	63	Chairman, President and Chief Executive Officer
Molly R. Benson(a)	50	Vice President, Corporate Secretary and Chief Compliance Officer
Raymond L. Brooks	56	Senior Vice President, Refining
Suzanne Gagle	51	Vice President, General Counsel
Timothy T. Griffith	47	Senior Vice President and Chief Financial Officer
John R. Haley(a)	60	Vice President, Tax
Thomas Kaczynski	55	Vice President, Finance and Treasurer
Thomas M. Kelley	57	Senior Vice President, Marketing
Anthony R. Kenney	63	President, Speedway LLC
Rodney P. Nichols	64	Senior Vice President, Human Resources and Administrative Services
Randy S. Nickerson	55	Executive Vice President, Corporate Strategy
C. Michael Palmer	63	Senior Vice President, Supply, Distribution and Planning
John J. Quaid	45	Vice President and Controller
David R. Sauber(a)	53	Vice President, Human Resources and Labor Relations
John S. Swearingen	57	Senior Vice President, Transportation and Logistics
Donald C. Templin	53	Executive Vice President
Donald W. Wehrly(a)	57	Vice President and Chief Information Officer
David L. Whikehart(a)	57	Vice President, Environment, Safety and Corporate Affairs

(a)	Corporate officer.
Mr. Heminger was appointed president and chief executive officer effective June 30, 2011, and to his current position in 2016. Prior to this appointment, Mr. Heminger was president of Marathon Petroleum Company LP (formerly known as Marathon Ashland Petroleum LLC and Marathon Petroleum Company LLC), currently a wholly-owned subsidiary of MPC and prior to the Spinoff, a wholly-owned subsidiary of Marathon Oil. He assumed responsibility as president of Marathon Petroleum Company LP in September 2001.
Ms. Benson was appointed vice president, corporate secretary and chief compliance officer effective March 1, 2016. Prior to this appointment, Ms. Benson was assistant general counsel, corporate and finance beginning in April 2012, group counsel, corporate and finance beginning in 2011, group counsel, North American production for Marathon Oil Company beginning in 2010 and senior attorney, downstream business beginning in 2006.

Mr. Brooks was appointed senior vice president, Refining effective March 1, 2016. Prior to this appointment, Mr. Brooks was general manager, Galveston Bay refinery beginning in February 2013, general manager, Robinson refinery beginning in 2010 and general manager, St. Paul Park, Minnesota refinery (no longer owned by MPC) beginning in 2006.
Ms. Gagle was appointed vice president and general counsel effective March 1, 2016. Prior to this appointment, Ms. Gagle was assistant general counsel, litigation and Human Resources beginning in April 2011, senior group counsel, downstream operations beginning in 2010 and group counsel, litigation, beginning in 2003.
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
Mr. Kenney has served as president of Speedway LLC since August 2005. Prior to this appointment, Mr. Kenney served as vice president, Business Development of Marathon Ashland Petroleum LLC beginning in 2001.
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
Mr. Sauber was appointed vice president, Human Resources and Labor Relations effective February 1, 2017. Prior to this appointment, Mr. Sauber served as vice president, Human Resources Policy, Benefits and Services of Shell Oil Company beginning in 2013. Previously, Mr. Sauber served in various leadership positions at Shell Oil Company since 2000 including regional Human Resources manager for U.S. manufacturing in 2009.
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
Mr. Whikehart was appointed vice president, Environmental, Safety and Corporate Affairs effective February 29, 2016. Prior to this appointment, Mr. Whikehart served as vice president, Corporate Planning, Government & Public Affairs effective January 1, 2016 and director, Product Supply and Optimization beginning in March 2011. Previously, Mr. Whikehart served as director, Climate Change and Carbon Management beginning in 2010 and director, Business Development beginning in 2008.
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
At December 31, 2016, our total debt obligations for borrowed money and capital lease obligations were $11.1 billion, including $4.9 billion of obligations of MPLX. We may incur substantial additional debt obligations in the future.
Our indebtedness may impose various restrictions and covenants on us that could have material adverse consequences, including:

•	increasing our vulnerability to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to pay dividends to our shareholders;

•	limiting our ability to borrow additional funds; and

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
We have a trade receivables securitization facility that provides liquidity of up to $750 million depending on the amount of eligible domestic trade accounts receivables. In periods of lower prices, we may not have sufficient eligible accounts receivables to support full availability of this facility.
Historic or current operations could subject us to significant legal liability or restrict our ability to operate.
We currently are defending litigation and anticipate we will be required to defend new litigation in the future. Our operations, including those of MPLX, and those of our predecessors could expose us to litigation and civil claims by private plaintiffs for alleged damages related to contamination of the environment or personal injuries caused by releases of hazardous substances from our facilities, products liability, consumer credit or privacy laws, product pricing or antitrust laws or any other laws or regulations that apply to our operations. While an adverse outcome in most litigation matters would not be expected to be material to us, in class-action litigation, large classes of plaintiffs may allege damages relating to extended periods of time or other alleged facts and circumstances that could increase the amount of potential damages. Attorneys general and other government officials may pursue litigation in which they seek to recover civil damages from companies on behalf of a state or its citizens for a variety of claims, including violation of consumer protection and product pricing laws or natural resources damages. We are defending litigation of that type and anticipate that we will be required to defend new litigation of that type in the future. If we are not able to successfully defend such litigation, it may result in liability to our company that could materially and adversely affect our business, financial condition, results of operations and cash flows. We do not have insurance covering all of these potential liabilities. In addition to substantial liability, plaintiffs in litigation may also seek injunctive relief which, if imposed, could have a material adverse effect on our future business, financial condition, results of operations and cash flows.
A portion of our workforce is unionized, and we may face labor disruptions that could materially and adversely affect our business, financial condition, results of operations and cash flows.
Approximately 36 percent of our refining employees are covered by collective bargaining agreements. Certain hourly employees at our Canton, Catlettsburg, Galveston Bay and Texas City refineries are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers Union under labor agreements that are due to expire in 2019. The International Brotherhood of Teamsters represents certain hourly employees at our Detroit refinery under a labor agreement that is also scheduled to expire in 2019. In addition, they represent certain hourly employees at Speedway under agreements that cover certain outlets in New York and New Jersey that expire on March 14, 2019 and June 30, 2019, respectively. These contracts may be renewed at an increased cost to us. In addition, we have experienced, or may experience, work stoppages as a result of labor disagreements. Any prolonged work stoppages disrupting operations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
If foreign investment in us or MPLX exceeds certain levels, MPLX could be prohibited from operating inland river vessels, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
The Shipping Act of 1916 and Merchant Marine Act of 1920, which we refer to collectively as the Maritime Laws, generally require that vessels engaged in U.S. coastwise trade be owned by U.S. citizens. Among other requirements to establish citizenship, entities that own such vessels must be owned at least 75 percent by U.S. citizens. If we fail to maintain compliance with the Maritime Laws, MPLX would be prohibited from operating vessels in the U.S. inland waters. Such a prohibition could materially and adversely affect our business, financial condition, results of operations and cash flows.
We are subject to certain continuing contingent liabilities of Marathon Oil relating to taxes and other matters and to potential liabilities pursuant to the tax sharing agreement and separation and distribution agreement we entered into with Marathon Oil that could materially and adversely affect our business, financial condition, results of operations and cash flows.
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

Also, in connection with the Spinoff, we entered into a separation and distribution agreement with Marathon Oil that provides for, among other things, the principal corporate transactions that were required to affect the Spinoff, certain conditions to the Spinoff and provisions governing the relationship between our company and Marathon Oil with respect to and resulting from the Spinoff. Among other things, the separation and distribution agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our downstream business activities, whether incurred prior to or after the Spinoff, as well as certain obligations of Marathon Oil assumed by us. Our obligations to indemnify Marathon Oil under the circumstances set forth in the separation and distribution agreement could subject us to substantial liabilities. Marathon Oil also agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities retained by Marathon Oil, and there can be no assurance that the indemnity from Marathon Oil will be sufficient to protect us against the full amount of such liabilities, that Marathon Oil will be able to fully satisfy its indemnification obligations or that Marathon Oil’s insurers will cover us for liabilities associated with occurrences prior to the Spinoff. Moreover, even if we ultimately succeed in recovering from Marathon Oil or its insurers any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. The tax liabilities and underlying liabilities in the event Marathon Oil is unable to satisfy its indemnification obligations described in this paragraph could have a material adverse effect on our business, financial condition, results of operation and cash flows.
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
Our recently announced strategic actions designed to enhance shareholder value may not deliver the anticipated benefits.
In January 2017, we announced updates to our previously announced strategic actions designed to enhance shareholder value, including the significant acceleration of dropdowns of midstream assets into MPLX and the expected exchange of our economic interests in the general partner, including incentive distribution rights, for newly issued MPLX common units in conjunction with the completion of such dropdowns. We may not be able to achieve the anticipated benefits of these actions as we may not be able to implement the announced strategic actions due to: the inability to agree with the MPLX conflicts committee with respect to the value attributed to assets identified for dropdown; the adequacy of MPLX’s capital and liquidity, including, but not limited to, MPLX’s access to debt to fund the anticipated dropdowns on commercially reasonable terms; and the time, cost and ability to obtain requisite approvals and regulatory clearances, including tax clearance. In addition, the market price of our common stock could decline if securities or industry analysts or our investors disagree with these strategic actions or the way we implement such actions. Accordingly, even if we are able to implement some or all of the strategic actions successfully, there is no assurance that these actions will be reflected in the market price of our stock to the extent currently anticipated by management.

Significant stockholders may attempt to effect changes at our company or acquire control over our company, which could impact the pursuit of business strategies and adversely affect our results of operations and financial condition.
Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to affect changes or acquire control over our company. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could divert the attention of our board of directors and senior management from the management of our operations and the pursuit of our business strategies. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.
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
Because the issue of climate change continues to receive scientific and political attention, there is the potential for further laws and regulations that could affect our operations. The U.S. pledge in 2009, as part of the Copenhagen Accord, to reduce greenhouse gas emissions 17 percent below 2005 levels by 2020 remains in effect and was reaffirmed in the President’s 2013 Climate Action Plan. The 2015 Paris UN Climate Change Conference Agreement aims to hold the increase in the global average temperature to well below two degrees Celsius above pre-industrial levels. In November 2016, the Obama administration released its strategy for “deep de-carbonization,” which aims to reduce greenhouse gas emissions to 80 percent below 2005 levels by 2050. The U.S. climate change strategy and implementation of that strategy through legislation and regulation may change under the new administration; therefore, the impact to our industry and operations due to greenhouse gas regulation is unknown at this time.
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

The Obama administration developed the social cost of carbon (“SCC”), which is to be used by the EPA and other federal agencies in regulatory cost-benefit analyses to take into account alleged broad economic consequences associated with changes to emissions of greenhouse gases. The SCC was first issued in 2010. In 2013, the Obama administration significantly increased the estimate to $36 per ton. In response to the regulated community and Congress’ critiques of how the SCC was developed, the Office of Management and Budget (“OMB”) provided an opportunity to comment on the SCC. In July 2015, the OMB issued a response to comments and a revised technical support document explaining adjustments to the SCC calculations. Additionally, in August 2016, the White House Council on Environmental Quality issued its final guidance to federal agencies on assessing a project’s impact to climate change under the National Environmental Policy Act by estimating the greenhouse gas emissions from the project, including using the SCC when analyzing costs and benefits of a project. While the impact of a higher SCC in future regulations is not known at this time, it may result in increased costs to our operations.
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
In the absence of federal legislation or regulation of greenhouse gas emissions, states may become more active in regulating greenhouse gas emissions. These measures include state actions to develop statewide or regional programs to impose emission reductions. These measures may also include low carbon fuel standards, such as the California program. In addition, private party litigation is pending against federal and certain state governmental entities seeking additional greenhouse gas emission reductions beyond those currently being undertaken. These actions could result in increased costs to operate and maintain our facilities, capital expenditures to install new emission controls and costs to administer any carbon trading or tax programs implemented. Although uncertain, these developments could increase our costs, reduce the demand for the products we sell and create delays in our obtaining air pollution permits for new or modified facilities.
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
The EISA establishes increases in fuel mileage standards and contains a second Renewable Fuel Standard commonly referred to as RFS2. Increases in fuel mileage standards and the increased use of renewable fuels (including ethanol and advanced biofuels) may reduce demand for refined products. Governmental regulations encouraging the use of new or alternative fuels could also pose a competitive threat to our operations. Specifically, the RFS2 required the total volume of renewable transportation fuels sold or introduced annually in the U.S. to reach 36.0 billion gallons by 2022. The RFS2 presents production and logistics challenges for both the renewable fuels and petroleum refining industries, and may continue to require additional capital expenditures or expenses by us to accommodate increased renewable fuels use. Gasoline consumption has been lower than forecasted by the EPA, which has led to concerns that the renewable fuel volumes may not be met. The 2017 renewable fuel standards were finalized and published on November 23, 2016. The final standards are lower than the statutory requirements but nevertheless result in volumes that breach the ethanol “blendwall.” The advanced biofuels program, a subset of the RFS2 requirements, creates uncertainties and presents challenges of supply, and may require that we and other refiners and other obligated parties purchase credits from the EPA to meet our obligations.
Tax incentives and other subsidies have also made renewable fuels more competitive with refined products than they otherwise would have been, which may further reduce refined product margins. The tax incentives and subsidies are causing uncertainties because they have expired and been reinstituted retroactively. The biodiesel credit, for example, expired at the end of 2016 and there is uncertainty if it will be reinstituted.
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 parts ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm, while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $650 million between 2014 and 2019 for capital expenditures necessary to comply with these standards, which includes estimated capital expenditures of approximately $200 million in 2017.

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
We are subject to extensive tax liabilities, including federal and state income taxes and transactional taxes such as excise, sales and use, payroll, franchise, withholding and property taxes. New tax laws and regulations and changes in existing tax laws and regulations could result in increased expenditures by us for tax liabilities in the future and could materially and adversely impact our financial condition, results of operations and cash flows. For example, the U.S. House of Representatives Republican leadership released a tax reform Blueprint proposing the replacement of the current corporate income tax with a destination-based cash flow tax. Because the value of our crude oil imports exceed the value of our refined product exports, this proposal could have a material adverse effect on our U.S. income tax liabilities. Additionally, many tax liabilities are subject to periodic audits by taxing authorities, and such audits could subject us to interest and penalties.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The location and general character of our refineries, convenience stores and other important physical properties have been described by segment under Item 1. Business and are incorporated herein by reference. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. In addition, we believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. As of December 31, 2016, we were the lessee under a number of cancellable and noncancellable leases for certain properties, including land and building space, office equipment, storage facilities and transportation equipment. See Item 8. Financial Statements and Supplementary Data – Note 24 for additional information regarding our leases.
MPLX
The following tables set forth certain information relating to our crude and products pipeline systems, storage assets, gas processing facilities, fractionation facilities, natural gas gathering systems and NGL pipelines as of December 31, 2016.

Pipeline System or Storage Asset	Origin	Destination	Diameter (inches)	Length (miles)	Capacity(a)	Associated MPC refinery
Crude oil pipeline systems (mbpd):
Patoka, IL to Lima, OH crude system	Patoka, IL	Lima, OH	20”-22”	304	267	Detroit, Canton
Catlettsburg, KY and Robinson, IL crude system	Patoka, IL	Catlettsburg, KY & Robinson, IL	20”-24”	484	515	Catlettsburg, Robinson
Detroit, MI crude system(b)	Samaria & Romulus, MI	Detroit, MI	16”	61	197	Detroit
Wood River, IL to Patoka, IL crude system(b)	Wood River & Roxana, IL	Patoka, IL	12”-22”	115	314	All Midwest refineries
Inactive pipelines				44	N/A
Total				1,008	1,293
Products pipeline systems (mbpd):
Cornerstone products system	Cornerstone	Canton, OH	8"-16"	58	238	Canton
Garyville, LA products system	Garyville, LA	Zachary, LA	20”-36”	72	389	Garyville
Texas City, TX products system	Texas City, TX	Pasadena, TX	16”-36”	42	215	Texas City, Galveston Bay
ORPL products system	Various	Various	6”-14”	518	244	Catlettsburg, Canton
Robinson, IL products system(b)	Various	Various	10”-16”	1,131	513	Robinson
Louisville, KY Airport products system	Louisville, KY	Louisville, KY	6”-8”	14	29	Robinson
Inactive pipelines(b)				123	N/A
Total				1,958	1,628
Wood River, IL barge dock (mbpd)					78	Garyville
Storage assets (thousand barrels):
Neal, WV butane cavern(c)					1,000	Catlettsburg
Patoka, IL tank farm					2,626	All Midwest refineries
Wood River, IL tank farm					419	All Midwest refineries
Martinsville, IL tank farm					738	Detroit, Canton
Lebanon, IN tank farm					750	Detroit, Canton
Hartford, IL tank farm(d)					430	All Midwest refineries
Total					5,963

(a)
All capacities reflect 100 percent of the pipeline systems’ and barge dock’s average capacity in thousands of barrels per day and 100 percent of the available storage capacity of our butane cavern and tank farms in thousands of barrels.

(b)	Includes pipelines leased from third parties.

(c)	The Neal, WV butane cavern is 100 percent owned by MPLX.

(d)	MPLX leases the Hartford tank farm from Wood River Pipe Lines LLC and Buckeye Terminals, LLC.

The throughputs in the following tables are based on days in operation since the MarkWest Merger.

Gas Processing Complexes	Location	Design Throughput Capacity (MMcf/d)(a)	Natural Gas Throughput (MMcf/d)(b)	Utilization of Design Capacity(b)
Keystone Complex	Butler County, PA	410	265	65%
Houston Complex(e)	Washington County, PA	555	446	80%
Majorsville Complex	Marshall County, WV	1,070	789	74%
Mobley Complex	Wetzel County, WV	920	690	80%
Sherwood Complex	Doddridge County, WV	1,200	1,020	85%
Cadiz Complex	Harrison County, OH	525	477	91%
Seneca Complex	Noble County, OH	800	595	74%
Kenova Complex(c)	Wayne County, WV	160	102	64%
Boldman Complex(c)	Pike County, KY	70	30	43%
Cobb Complex	Kanawha County, WV	65	22	34%
Kermit Complex(c)(d)	Mingo County, WV	32	N/A	N/A
Langley Complex	Langley, KY	325	99	30%
Carthage Complex	Panola County, TX	600	493	82%
Western Oklahoma Complex	Custer and Beckham Counties, OK	425	333	78%
Hidalgo System	Culberson County, TX	200	105	81%
Javelina Complex	Corpus Christi, TX	142	99	70%
Total		7,467	5,565	76%

(a)	Centrahoma processing capacity of 300 MMcf/d is not included in this table as MPLX owns a non-operating interest.

(b)	Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(c)	A portion of the gas processed at the Boldman plant, and all of the gas processed at the Kermit plant, is further processed at the Kenova plant to recover additional NGLs.

(d)
The Kermit processing plant is operated by a third party solely to prevent liquids from condensing in the gathering and transmission pipelines upstream of our Kenova plant. MPLX does not receive Kermit gas volume information but does receive all of the liquids produced at the Kermit Complex. As such, the design capacity has been excluded from the subtotal.

(e)	Approximately 35 MMcf/d of processing capacity at the Houston Complex will be decommissioned during the first quarter of 2017 and replaced with 200 MMcf/d of processing capacity.

Fractionation Complexes	Location	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)(a)	Utilization of Design Capacity(a)
Keystone Complex(b)(c)	Butler County, PA	47	14	30%
Houston Complex(b)	Washington County, PA	60	60	100%
Hopedale Complex(b)(d)	Harrison County, OH	120	110	92%
Ohio Condensate Complex(e)	Harrison County, OH	23	14	61%
Siloam Complex(f)	South Shore, KY	24	15	63%
Javelina Complex	Corpus Christi, TX	11	7	64%
Total		285	220	77%

(a)	NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(b)
The MPLX Houston, Hopedale and Keystone Complexes have above-ground NGL storage with a usable capacity of 28 million gallons, large‑scale truck and rail loading. In addition, the Houston Complex has large‑scale truck unloading. MPLX also has access to up to an additional 50 million gallons of propane storage capacity that can be utilized in the Marcellus Shale, Utica Shale and Appalachia region under an agreement with a third party that expires in 2018. Lastly, MPLX has up to nine million gallons of butane storage and eight million gallons of propane storage with third parties that can be utilized in the Marcellus Shale and Utica Shale.

(c)	Includes 33 mpbd of de-propanization only capacity.

(d)
The MPLX Hopedale Complex is jointly owned by Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”) and MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”). Ohio Fractionation is a subsidiary of MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”). MarkWest Liberty Midstream and MarkWest Utica EMG are entities that operate in the Marcellus and Utica regions, respectively. MPLX accounts for MarkWest Utica EMG as an equity method investment.

(e)	The Ohio Condensate Complex is owned by MarkWest Utica EMG Condensate, L.L.C. MPLX accounts for Ohio Condensate as an equity method investment.

(f)
The MPLX Siloam Complex has both above-ground, pressurized NGL storage facilities, with usable capacity of two million gallons, and underground storage facilities, with usable capacity of 10 million gallons. Product can be received by truck, pipeline or rail and can be transported from the facility by truck, rail or barge. This facility has large‑scale truck and rail loading and unloading capabilities, and a river barge facility capable of loading barges up to 860,000 gallons.

De-ethanization Complexes	Location	Design Throughput Capacity (mbpd)	Natural Gas Throughput (mbpd)(a)	Utilization of Design Capacity(a)
Keystone Complex	Butler County, PA	14	11	79%
Houston Complex	Washington County, PA	40	37	93%
Majorsville Complex	Marshall County, WV	40	42	105%
Mobley Complex	Wetzel County, WV	10	6	82%
Sherwood Complex	Doddridge County, WV	40	18	45%
Cadiz Complex	Harrison County, OH	40	4	10%
Javelina Complex	Corpus Christi, TX	18	11	61%
Total		202	129	64%

(a)	NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

Natural Gas Gathering Systems	Location	Design Throughput Capacity(MMcf/d)	Natural Gas Throughput(MMcf/d)(a)	Utilization of Design Capacity(a)
Keystone System	Butler County, PA	227	194	85%
Houston System	Washington County, PA	984	716	74%
Ohio Gathering System(b)	Harrison, Monroe, Belmont, Guernsey and Noble Counties, OH	1,393	867	63%
Jefferson Gas System(c)	Jefferson County, OH	250	65	26%
East Texas System	Harrison and Panola Counties, TX	680	578	85%
Western Oklahoma System	Wheeler County, TX and Roger Mills, Ellis, Custer, Beckham and Washita Counties, OK	585	364	62%
Southeast Oklahoma System	Hughes, Pittsburg and Coal Counties, OK	1,205	449	37%
Eagle Ford System	Dimmit County, TX	45	31	69%
Other Systems(d)	Various	70	11	16%
Total		5,439	3,275	61%

(a)	Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(b)	The Ohio Gathering System is owned by Ohio Gathering Company, L.L.C., which MPLX accounts for as an equity method investment.

(c)
The Jefferson Gas System is owned by Jefferson Dry Gas, which is a joint venture between MarkWest Liberty Midstream and EMG MWE Dry Gas Holdings, LLC. MPLX accounts for Jefferson Dry Gas as an equity method investment.

(d)	Excludes lateral pipelines where revenue is not based on throughput.

NGL Pipeline	Location	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)	Utilization of Design Capacity
Sherwood to Mobley propane and heavier liquids pipeline	Doddridge County, WV to Wetzel County, WV	45	40	89%
Mobley to Majorsville propane and heavier liquids pipeline	Wetzel County, WV to Marshall County, WV	80	64	80%
Majorsville to Houston propane and heavier liquids pipeline	Marshall County, WV to Washington County, PA	47	34	72%
Majorsville to Hopedale propane and heavier liquids pipeline	Marshall County, WV to Harrison County, OH	90	72	80%
Third party processing plant to Keystone ethane and heavier liquids pipeline	Butler County, PA	32	7	22%
Keystone to Mariner West ethane pipeline(a)	Butler County, PA to Beaver County, PA	35	12	34%
Houston to Ohio River ethane pipeline(b)	Washington County, PA to Beaver County, PA	57	16	28%
Majorsville to Houston ethane pipeline(a)	Marshall County, WV to Washington County, PA	60	66	110%
Sherwood to Mobley ethane pipeline	Doddridge County, WV to Wetzel County, WV	27	18	67%
Mobley to Fort Beeler ethane pipeline	Wetzel County, WV to Marshall County, WV	64	24	38%
Fort Beeler to Majorsville ethane pipeline	Marshall County, WV	45	24	53%
Seneca to Cadiz liquids pipeline	Noble County, OH to Harrison County, OH	90	20	22%
Cadiz to Hopedale liquids pipeline	Harrison County, OH	90	38	42%
Langley to Siloam liquids pipeline(c)	Langley, KY to South Shore, KY	17	12	71%
East Texas liquids pipeline	Panola County, TX	39	27	69%

(a)	This pipeline is FERC-regulated.

(b)	This is the section of the Mariner West pipeline, which is FERC-regulated, leased to and operated by Sunoco Logistics Partners LP.

(c)
NGLs transported through the Langley to Ranger and Ranger to Kenova pipelines are combined with NGLs recovered at the Kenova facility. The design capacity and volume reported for the Langley to Siloam pipeline represent the combined NGL stream.

Crude Oil Pipeline	Location	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)	Utilization of Design Capacity
Michigan crude pipeline	Manistee County, MI to Crawford County, MI	60	9	15%

MPC-Retained Midstream Assets and Investments

The following tables set forth certain information related to our crude and products pipeline systems not owned by MPLX.
As of December 31, 2016, we owned undivided joint interests in the following common carrier crude oil pipeline systems.

Pipeline System	Origin	Destination	Diameter (inches)	Length (miles)	Ownership Interest	Operated by MPL
Capline	St. James, LA	Patoka, IL	40”	644	33%	Yes
Maumee	Lima, OH	Samaria, MI	22”	95	26%	No
Total				739

As of December 31, 2016, we had partial ownership interests in the following pipeline companies.

Pipeline Company	Origin	Destination	Diameter (inches)	Length (miles)	Ownership Interest	Operated by MPL
Crude oil pipeline companies:
Illinois Extension Pipeline Company LLC	Flanagan, IL	Patoka, IL	24"	168	35%	No
LOCAP LLC	Clovelly, LA	St. James, LA	48”	57	59%	No
LOOP LLC (LOOP)	Offshore Gulf of Mexico	Clovelly, LA	48”	48	51%	No
Total				273
Products pipeline companies:
Ascension Pipeline Company LLC(a)	Riverside, LA	Garyville	TBD	TBD	50%	No
Centennial Pipeline LLC(b)	Beaumont, TX	Bourbon, IL	24”-26”	796	50%	Yes
Explorer Pipeline Company	Port Arthur, TX	Hammond, IN	12”-28”	1,883	25%	No
Muskegon Pipeline LLC	Griffith, IN	Muskegon, MI	10”	170	60%	Yes
Wolverine Pipe Line Company	Chicago, IL	Bay City & Ferrysburg, MI	6”-18”	743	6%	No
Total				3,592

(a)	The pipeline diameter and length for these companies will be determined when these pipeline projects are placed into service.

(b)	All system pipeline miles are inactive.
We also own 183 miles of private crude oil pipelines and 658 miles of private refined products pipelines that are operated by MPL for the benefit of our Refining & Marketing segment on a cost recovery basis. The following table provides additional information on these assets.

Private Pipeline Systems	Diameter (inches)	Length (miles)	Capacity (mbpd)
Crude oil pipeline systems:
Lima, OH to Canton, OH	12”-16”	153	85
St. James, LA to Garyville, LA	30”	20	620
Other	6”-14”	2	15
Inactive pipelines		8	N/A
Total		183	720
Products pipeline systems:
Louisville, KY to Lexington, KY (a)	8”	87	37
Woodhaven, MI to Detroit, MI	4”	26	12
Illinois pipeline systems	4”-12”	118	39
Texas pipeline systems	8”	103	45
Ohio pipeline systems	4”-12”	57	32
Inactive pipelines		267	N/A
Total		658	165

(a)	We own a 65 percent undivided joint interest in the Louisville, KY to Lexington, KY system.
As of December 31, 2016, we owned or leased 63 private tanks with storage capacity of approximately 7.1 million barrels, which are located along MPL and ORPL pipelines.

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
Environmental Proceedings
The Illinois Environmental Protection Agency (“IEPA”) initiated an enforcement action against Marathon Pipe Line LLC, a wholly-owned subsidiary of MPLX (“MPL”), in connection with an April 17, 2016 pipeline release to the Wabash River near Crawleyville, Indiana. MPL responded to a Clean Water Act request for information from the EPA in furtherance of its investigation of possible violations arising from the April 17, 2016 pipeline release. The IEPA and the EPA may each seek penalties in excess of $100,000 in connection with this matter.
On February 17, 2016, MarkWest Liberty Bluestone, L.L.C., a wholly-owned subsidiary of MPLX (“MarkWest Liberty Bluestone”), received an initial Consent Agreement and Final Order (“Initial CAFO”) from the EPA alleging violations of the Clean Air Act resulting from an EPA compliance inspection conducted in July 2012 at our Sarsen Facility, a gas processing facility at our Keystone Complex located in Pennsylvania. The alleged violations included the failure to comply with monitoring, tagging, recordkeeping and repair requirements with respect to certain pumps and/or valves at the facility and with certain emissions reduction and permit application requirements. The Initial CAFO set forth a proposed penalty of $285,000. After subsequent negotiations, MarkWest Liberty Bluestone has agreed in principle to a Consent Agreement and Final Order resolving these issues, pursuant to which MarkWest Liberty Bluestone would pay a penalty of $95,000 and implement certain enhancements in connection with its existing leak monitoring program.

MarkWest Liberty Midstream, MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”) and MarkWest Utica EMG are in settlement discussions with the EPA relating to certain notices of violation alleging claims regarding fugitive emissions and violations of the Clean Air Act at the MarkWest Hopedale Complex, a fractionation facility located in Ohio (issued October 7, 2015 and June 27, 2016), the MarkWest Houston Complex, a gas processing facility located in Pennsylvania (issued April 5, 2016) and the MarkWest Seneca Complex, a gas processing facility located in Ohio (issued September 9, 2016). In connection with a proposed global settlement which would cover nineteen gas processing and fractionation sites, MarkWest Liberty Midstream, Ohio Fractionation and MarkWest Utica EMG, together with other MarkWest affiliates, have agreed in principle to pay a penalty of approximately $0.9 million, undertake certain monitoring and emission reduction projects at certain facilities with an estimated cost of approximately $3.3 million, and implement certain process enhancements for its and its affiliates’ leak detection and repair programs at the nineteen gas processing and fractionation sites.
In July 2015, representatives from the EPA and the United States Department of Justice conducted a raid on a MarkWest Liberty Midstream pipeline launcher/receiver site utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by a magistrate of the United States District Court for the Western District of Pennsylvania. As part of this initiative, the U.S. Attorney’s Office for the Western District of Pennsylvania, proceeded with an investigation of MarkWest Liberty Midstream’s launcher/receiver, pipeline and compressor station operations. In response to the investigation, MarkWest initiated independent studies which demonstrated that there was no risk to worker safety and no threat of public harm associated with MarkWest Liberty Midstream’s launcher/receiver operations. These findings were supported by a subsequent inspection and review by the Occupational Safety and Health Administration. After providing these studies, and other substantial documentation related to MarkWest Liberty Midstream's pipeline and compressor stations, and arranging site visits and conducting several meetings with the government’s representatives, on September 13, 2016, the U.S. Attorney’s Office for the Western District of Pennsylvania rendered a declination decision, dropping its criminal investigation and declining to pursue charges in this matter.
MarkWest Liberty Midstream continues to discuss with the EPA and the State of Pennsylvania civil enforcement allegations associated with permitting or other related regulatory obligations for its launcher/receiver and compressor station facilities in the region. In connection with these discussions, MarkWest Liberty Midstream received an initial proposal from the EPA to settle all civil claims associated with this matter for the combination of a proposed cash penalty of approximately $2.4 million and proposed supplemental environmental projects with an estimated cost of approximately $3.6 million. MarkWest Liberty Midstream will be submitting a response asserting that this action involves novel issues surrounding primarily minor source emissions from facilities that the agencies themselves considered de minimis were not subject to regulation and consequently that the settlement proposal is excessive. MarkWest will continue to negotiate with the EPA regarding the amount and scope of the proposed settlement.
During 2001, we entered into a New Source Review consent decree and settlement of alleged Clean Air Act and other violations with the EPA covering our refineries. The settlement committed us to specific control technologies and implementation schedules for environmental expenditures and improvements to our refineries, which are now complete. Based on our satisfaction of obligations under the consent decree, on October 31, 2016, MPC and the United States Department of Justice jointly requested termination of the consent decree, and on November 29, 2016, the U.S. District Court for the Eastern District of Michigan entered an order terminating the consent decree.
We are involved in a number of other environmental proceedings arising in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE and traded under the symbol “MPC.” As of February 13, 2017, there were 34,310 registered holders of our common stock.
On April 29, 2015, our board of directors approved a two-for-one stock split in the form of a stock dividend, which was distributed on June 10, 2015, to shareholders of record at the close of business on May 20, 2015. All historical share and per share data included in this report have been retroactively restated on a post-split basis.
The following table reflects intraday high and low sales prices of and dividends declared on our common stock by quarter:

	2016			2015
Dollars per share	High Price	Low Price	Dividends	High Price	Low Price	Dividends
Quarter 1	$52.83	$29.24	$0.32	$54.16	$37.62	$0.25
Quarter 2	43.26	32.02	0.32	53.07	48.41	0.25
Quarter 3	44.56	35.16	0.36	60.38	43.42	0.32
Quarter 4	51.15	40.01	0.36	59.99	46.03	0.32
Year	52.83	29.24	1.36	60.38	37.62	1.14
Dividends
Our board of directors intends to declare and pay dividends on our common stock based on our financial condition and consolidated results of operations. On January 27, 2017, our board of directors approved a 36 cent per share dividend, payable March 10, 2017 to shareholders of record at the close of business on February 16, 2017.
Dividends on our common stock are limited to our legally available funds.
Issuer Purchases of Equity Securities
The following table sets forth a summary of our purchases during the quarter ended December 31, 2016, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
10/01/16-10/31/16	3,496	$40.65	—	$2,584,139,110
11/01/16-11/30/16	348	43.33	—	2,584,139,110
12/01/16-12/31/16	407,070	49.16	406,820	2,564,140,333
Total	410,914	49.08	406,820

(a)
The amounts in this column include 3,496, 348 and 250 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in October, November and December, respectively.

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

(c)
On July 30, 2015, we announced that our board of directors had approved a $2.0 billion share repurchase authorization in addition to the $2.0 billion share repurchase authorization announced on July 30, 2014, with such outstanding authorizations to expire on July 31, 2017.  These authorizations, together with prior authorizations, result in a total of $10.0 billion of share repurchase authorizations since January 1, 2012.

Item 6. Selected Financial Data

The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
(In millions, except per share data)	2016	2015(a)	2014(a)	2013(a)	2012
Statements of Income Data
Revenues	$63,339	$72,051	$97,817	$100,160	$82,243
Income from operations	2,378	4,692	4,051	3,425	5,347
Net income	1,213	2,868	2,555	2,133	3,393
Net income attributable to MPC	1,174	2,852	2,524	2,112	3,389
Per Share Data(b)
Net income attributable to MPC per share:
Basic	$2.22	$5.29	$4.42	$3.34	$4.97
Diluted	$2.21	$5.26	$4.39	$3.32	$4.95
Dividends per share	$1.36	$1.14	$0.92	0.77	0.60
Statements of Cash Flows Data
Net cash provided by operating activities	$3,986	$4,061	$3,110	$3,405	$4,492
Additions to property, plant and equipment	2,892	1,998	1,480	1,206	1,369
Acquisitions, net of cash acquired(a)	—	1,218	2,821	1,515	190
Common stock repurchased	197	965	2,131	2,793	1,350
Dividends paid	719	613	524	484	407

	December 31,
(In millions)	2016	2015(a)	2014(a)	2013(a)	2012
Balance Sheets Data
Total assets	$44,413	$43,115	$30,425	$28,367	$27,203
Long-term debt, including capitalized leases(c)	10,572	11,925	6,602	3,378	3,341
Noncontrolling interests	6,646	6,438	639	412	411
Total equity	20,203	19,675	11,390	11,332	12,105

(a)
On December 4, 2015, MPLX, our consolidated subsidiary, merged with MarkWest. On September 30, 2014, we acquired Hess’ Retail Operations and Related Assets. On February 1, 2013, we acquired the Galveston Bay Refinery and Related Assets. The financial results for these operations are included in our consolidated results from the date of acquisition.

(b)	The number of weighted average shares reflect the impacts of shares of common stock repurchased under our share repurchase plans.

(c)
Includes amounts due within one year. During 2015, in connection with the MarkWest Merger, MPLX assumed MarkWest Senior Notes with an aggregate principal amount of $4.1 billion and used its credit facility to repay $850 million of the $943 million of borrowings under MarkWest’s credit facility. During 2014, we issued $1.95 billion aggregate principal amount of senior notes and entered into a $700 million term loan agreement to fund a portion of the Hess’ Retail Operations and Related Assets acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included under Item 1. Business, Item 1A. Risk Factors, Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “design,” “estimate,” “objective,” “expect,” “forecast,” “outlook,” “goal,” “guidance,” “imply,” “intend,” “plan,” “predict,” “prospective,” “project,” “opportunity,” “potential,” “position,” “pursue,” “strategy,” “seek,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements.
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
We have two strong retail brands: Speedway® and Marathon®. We believe that Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,730 convenience stores in 21 states throughout the Midwest, East Coast and Southeast. The Marathon brand is an established motor fuel brand in the Midwest and Southeast regions of the United States, and is available through approximately 5,500 retail outlets operated by independent entrepreneurs in 19 states.
Through our ownership interests in MPLX and its wholly-owned subsidiary, MarkWest, we are one of the largest processors of natural gas in the United States, the largest processor and fractionator in the Marcellus and Utica shale regions and we distribute refined products through one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. Our assets include approximately 7,500 MMcf/d of natural gas processing capacity and 500 mbpd of fractionation capacity as of December 31, 2016. We also own 5,600 miles of gas gathering and NGL pipelines and have ownership interests in more than 50 gas processing plants, more than 10 NGL fractionation facilities and two condensate stabilization facilities. As of December 31, 2016, we owned, leased or had ownership interests in approximately 8,400 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas.
We revised our operating segment presentation in the first quarter of 2016 in connection with the contribution of our inland marine business to MPLX. In previous periods, our inland marine business and our investment in an ocean vessel joint venture, Crowley Ocean Partners, were presented within our Refining & Marketing segment. They are now presented in our Midstream segment. Comparable prior period information has been recast to reflect our revised segment presentation. We plan additional dropdowns of MLP-qualifying assets to MPLX in 2017 and would expect changes to our segment reporting in connection with these transactions.
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

Strategic Actions to Enhance Shareholder Value
On January 3, 2017, we announced plans to significantly accelerate the dropdown of assets with an estimated $1.4 billion of MLP-eligible annual EBITDA to MPLX now expected to be completed in 2017, subject to requisite approvals and regulatory clearances, including tax clearance, and market and other conditions. We expect these dropdowns to be valued consistent with recent industry precedent valuation multiples ranging between 7.0x and 9.0x EBITDA, subject to the MPLX conflicts committee review process and receipt of customary fairness opinions. We also expect MPLX to finance the dropdown transactions with debt and equity in approximately equal proportions in the aggregate for all planned dropdowns of assets. The equity financing is expected to be funded through MPLX common units issued to us. In conjunction with the completion of the dropdowns, we also expect to exchange our economic interests in the general partner of MPLX, including incentive distribution rights, for newly issued MPLX common units. Additionally, a special committee of our board of directors, with the assistance of an independent financial advisor, will conduct a full and thorough review of Speedway to ensure optimum value is being delivered to shareholders over the long term. We expect to provide an update on the review by mid-2017. This significant acceleration of dropdowns and other announced strategic actions are designed to further highlight the substantial value embedded in our integrated businesses.
Executive Summary
Results
Select results for 2016 and 2015 are reflected in the following table.

(In millions, except per share data)	2016	2015
Income from Operations by segment
Refining & Marketing	$1,543	$4,086
Speedway	734	673
Midstream	871	380
Items not allocated to segments	(770)	(447)
Total	$2,378	$4,692
Net income attributable to MPC	$1,174	$2,852
Net income attributable to MPC per diluted share	$2.21	$5.26
Net income attributable to MPC decreased $1.68 billion, or $3.05 per diluted share, in 2016 compared to 2015, primarily due to reduced results from our Refining & Marketing segment.
Refining & Marketing segment income from operations decreased in 2016 compared to 2015. Segment income in 2015 includes a $345 million non-cash charge related to the Company’s LCM inventory reserve. Due to increased refined product prices in 2016, this inventory reserve was completely reversed resulting in a non-cash benefit to segment income of $345 million. The favorable LCM inventory adjustment variance was more than offset by the unfavorable effects of lower crack spreads and higher direct operating costs due to refinery turnarounds.
Speedway segment income from operations increased in 2016 compared to 2015. Segment income in 2015 includes a $25 million non-cash charge related to the Company’s LCM inventory reserve. Due to increased refined product prices in 2016, this inventory reserve was completely reversed resulting in a non-cash benefit to segment income of $25 million. In addition to the favorable LCM inventory adjustment variance, the remaining increase during the year was primarily due to higher merchandise gross margin and gains from asset sales, partially offset by lower gasoline and distillate gross margins.
Midstream segment income from operations increased in 2016 compared to 2015, primarily due to the inclusion of MarkWest’s operating results following the merger with MPLX on December 4, 2015 (as discussed below), as well as earnings from new and existing pipeline and marine equity investments.

Items not allocated to segments in 2016 includes non-cash impairment charges totaling $486 million, which included $267 million related to our equity method investment in the Sandpiper pipeline project resulting from the indefinite deferral of this project, $130 million related to the goodwill recognized in connection with the MarkWest Merger and $89 million related to an MPLX equity method investment. Items not allocated to segments in 2015 includes an impairment charge of $144 million related to the cancellation of the ROUX project.
MPLX LP
MPLX is a diversified, growth-oriented publicly traded master limited partnership originally formed by us to own, operate, develop and acquire midstream energy infrastructure assets. MPLX is engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; and the gathering, transportation and storage of crude oil and refined petroleum products. On December 4, 2015, MPLX merged with MarkWest, whereby MarkWest became a wholly-owned subsidiary of MPLX. MarkWest is engaged in the gathering, processing and transportation of natural gas and the gathering, transportation, fractionation, storage and marketing of NGLs.
As of December 31, 2016, we owned a 25.5 percent interest in MPLX, including a two percent general partner interest. This ownership percentage reflects the conversion of the MPLX Class B Units in July 2017 at 1.09 to 1.00. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 74.5 percent interest owned by the public. The components of our noncontrolling interest consist of equity-based noncontrolling interest and redeemable noncontrolling interest. The redeemable noncontrolling interest relates to MPLX’s preferred units, discussed below.
The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements. The assets of MPLX are the property of MPLX and cannot be used to satisfy the obligations of MPC.
Dropdowns to MPLX
On March 1, 2014, we sold MPLX a 13 percent interest in MPLX Pipe Line Holdings LLC (“Pipe Line Holdings”) for $310 million. MPLX financed this transaction with $40 million of cash on-hand and $270 million of borrowings on its bank revolving credit facility.
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
On December 5, 2016, our board of directors authorized us to offer up to 100 percent of MPLX Terminals LLC (“MPLX Terminals”), Hardin Street Transportation LLC (“Hardin Street Transportation”) and Woodhaven Cavern LLC (“Woodhaven Cavern”) to MPLX. MPLX Terminals owns and operates light products terminals. Hardin Street Transportation owns and operates various private crude oil and refined product pipeline systems and associated storage tanks. Woodhaven Cavern owns and operates butane and propane storage caverns. The transaction is expected to close in the first quarter of 2017, pending requisite approvals.

Reorganization Transactions
On September 1, 2016, MPC, MPLX and various affiliates initiated a series of reorganization transactions in order to simplify MPLX’s ownership structure and its financial and tax reporting. In connection with these transactions, MPC contributed $225 million to MPLX, and all of the issued and outstanding MPLX Class A Units, all of which were held by MarkWest Hydrocarbon, a wholly-owned subsidiary of MPLX, were exchanged for newly issued common units representing limited partner interests in MPLX. The simple average of the closing prices of MPLX common units for the last 10 trading days prior to September 1, 2016 was used for purposes of these transactions. As a result of these transactions, MPC increased its ownership interest in MPLX by 7 million MPLX common units, or approximately 1 percent.
Private Placement of Preferred Units
On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible Preferred Units (the “MPLX Preferred Units”) at a cash price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the MPLX Preferred Units was used for capital expenditures, repayment of debt and general partnership purposes.
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
The MPLX Preferred Units are considered redeemable securities due to the existence of redemption provisions upon a deemed liquidation event which is considered outside our control. Therefore they are presented as temporary equity in the mezzanine section of the consolidated balance sheets. We have recorded the MPLX Preferred Units at fair value as of their issuance date, net of issuance costs. Since the MPLX Preferred Units are not currently redeemable and not probable of becoming redeemable in the future, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the security would become redeemable.
Public Offerings
On December 8, 2014, MPLX completed a public offering of 3.5 million common units at a price to the public of $66.68 per MPLX common unit, with net proceeds of $221 million. MPLX used the net proceeds from this offering to repay borrowings under its bank revolving credit facility and for general partnership purposes.
On February 12, 2015, MPLX completed an underwritten public offering of $500 million aggregate principal amount of four percent unsecured senior notes due February 15, 2025 (the “Senior Notes”). The Senior Notes were offered at a price to the public of 99.64 percent of par. The net proceeds of this offering were used to for general corporate purposes, including dropdowns.
On February 10, 2017, MPLX completed a public offering of $1.25 billion aggregate principal amount of 4.125% unsecured senior notes due March 2027 (the “MPLX 2027 Senior Notes”) and $1.0 billion aggregate principal amount of 5.200% unsecured senior notes due March 2047 (the “MPLX 2047 Senior Notes”). MPLX intends to use the net proceeds from this offering for general partnership purposes, which may include, from time to time, acquisitions (including the previously announced planned dropdown of assets from MPC) and capital expenditures.
ATM Program
On August 4, 2016, MPLX entered into a Second Amended and Restated Distribution Agreement (the “Distribution Agreement”) providing for the continuous issuance of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of any offerings (such continuous offering program, or at-the-market program, referred to as the “ATM Program”). MPLX expects to use the net proceeds from sales under the ATM Program for general partnership purposes including repayment of debt and funding for acquisitions, working capital requirements and capital expenditures.
During 2016, MPLX issued an aggregate of 26 million common units under the ATM Program, generating net proceeds of approximately $776 million. As of December 31, 2016, $717 million of common units remains available for issuance through the ATM Program under the Distribution Agreement.

Distributions from MPLX
The following table summarizes the cash distributions we received from MPLX during 2016 and 2015.

(In millions)	2016	2015
Cash distributions received from MPLX:
General partner distributions, including IDRs	$190	$21
Limited partner distributions	142	97
Total	$332	$118
The market value of the 86.6 million MPLX common units we owned at December 31, 2016 was $3.0 billion based on the December 31, 2016 closing unit price of $34.62. As mentioned in the Strategic Actions to Enhance Shareholder Value section above, we believe there is substantial value in our economic interests in the general partner of MPLX and expect to exchange these economic interests for newly issued MPLX common units in conjunction with completion of our dropdowns to highlight and capture that value.
On January 25, 2017, MPLX declared a quarterly cash distribution of $0.52 per common unit, which was payable February 14, 2017. As a result, MPLX made distributions totaling $243 million to its limited and general partners. MPC’s portion of this distribution was approximately $102 million, $57 million for its general partner interests including IDRs and $45 million for its limited partner units.
See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information on MPLX.
Acquisitions and Investments
On February 13, 2017, MPLX announced that it had entered into an asset purchase agreement with Enbridge Pipelines (Ozark) LLC (“Enbridge Ozark”), under which an affiliate of Pipe Line Holdings has agreed to purchase the Ozark pipeline for approximately $220 million from Enbridge Ozark. The Ozark pipeline is a 433-mile, 22-inch crude oil pipeline originating in Cushing, Oklahoma, and terminating in Wood River, Illinois, capable of transporting approximately 230 mbpd. The purchase transaction is expected to close in the first quarter of 2017, subject to customary closing conditions, including regulatory approvals.
On February 6, 2017, MPLX announced that its wholly-owned subsidiary, MarkWest, and Antero Midstream Partners L.P. (“Antero Midstream”) formed a strategic joint venture to support the development of Antero Resources Corporation’s extensive Marcellus Shale acreage in the prolific rich-gas corridor of West Virginia. In connection with this transaction, MarkWest contributed approximately $134 million of assets currently under construction at the Sherwood Complex and Antero Midstream made an initial capital contribution of approximately $154 million.
In the fourth quarter of 2016, Speedway and Pilot Flying J finalized the formation of a joint venture consisting of 123 travel plazas, primarily in the Southeast United States. The new entity, PFJ Southeast, consisted of 41 existing locations contributed by Speedway and 82 locations contributed by Pilot Flying J, all of which carry either the Pilot or Flying J brand and are operated by Pilot Flying J. Our non-cash contribution was $272 million based on the book value of the assets we contributed to the joint venture.
On September 1, 2016, Enbridge Energy Partners announced that its affiliate, North Dakota Pipeline, would withdraw certain pending regulatory applications for the Sandpiper pipeline project and that the project would be deferred indefinitely. These decisions were considered to indicate an impairment of the costs capitalized to date on the project. We made contributions of $14 million to North Dakota Pipeline during the year ended December 31, 2016 and have contributed $301 million since project inception to fund our share of the construction costs for the project. As the operator of North Dakota Pipeline, which owns the investments made to date in the Sandpiper pipeline project, and the entity responsible for maintaining its financial records, Enbridge Energy Partners completed a fixed asset impairment analysis as of August 31, 2016, in accordance with ASC Topic 360, to determine the fixed asset impairment charge. Based on the estimated liquidation value of the fixed assets, an impairment charge was recorded by North Dakota Pipeline. Based on our 37.5 percent ownership of North Dakota Pipeline, we recognized approximately $267 million of this charge in the third quarter of 2016 through “Income (loss) from equity method investments” on the accompanying consolidated statements of income. See Item 8. Financial Statements and Supplementary Data – Note 17 to the for information regarding the charge.

On February 15, 2017, MPLX closed on the previously announced transaction to acquire a partial, indirect equity interest in the DAPL and ETCOP projects, collectively referred to as the Bakken Pipeline system, through a joint venture with Enbridge Energy Partners. MPLX contributed $500 million of the $2 billion purchase price paid by the joint venture to acquire a 36.75 percent indirect equity interest in the Bakken Pipeline system from ETP and SXL. MPLX holds, through a subsidiary, a 25 percent interest in the joint venture, which equates to an approximate 9.2 percent indirect equity interest in the Bakken Pipeline system. The Bakken Pipeline system is currently expected to deliver in excess of 470 mbpd of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast. Furthermore, MPC expects to become a committed shipper on the Bakken Pipeline system under terms of an on-going open season.
In connection with closing the transaction with ETP and SXL, Enbridge Energy Partners canceled MPC’s transportation services agreement with respect to the Sandpiper pipeline project and released MPC from paying any termination fee per that agreement.
We currently have indirect ownership interests in two ocean vessel joint ventures with Crowley, which were established to own and operate Jones Act vessels in petroleum product service. We have invested a total of $189 million in these two ventures as described further below.
In September 2015, we acquired a 50 percent ownership interest in a joint venture, Crowley Ocean Partners, with Crowley. The joint venture owns and operates four new Jones Act product tankers, three of which are leased to MPC. Two of the vessels were delivered in 2015 and the remaining two were delivered in 2016. During 2016, we contributed $69 million in connection with the delivery of the third and fourth vessels. We have contributed a total of $141 million for the four vessels.
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
See Item 8. Financial Statements and Supplementary Data – Note 6 for additional information on Crowley Coastal Partners as a VIE and Note 25 for information regarding our conditional guarantee of the indebtedness of Crowley Ocean Partners and Crowley Blue Water Partners.
On December 4, 2015, MPLX merged with MarkWest, whereby MarkWest became a wholly-owned subsidiary of MPLX. Each common unit of MarkWest issued and outstanding immediately prior to the effective time of the MarkWest Merger was converted into a right to receive 1.09 common units of MPLX representing limited partner interests in MPLX, plus a one-time cash payment of $6.20 per unit. Each Class B unit of MarkWest outstanding immediately prior to the merger was converted into the right to receive one Class B unit of MPLX having substantially similar rights, including conversion and registration rights, and obligations the Class B units of MarkWest had immediately prior to the merger. At closing, we contributed $1.23 billion in cash to MPLX to pay the cash consideration to MarkWest common unitholders. We will contribute an additional total of $50 million in cash to MPLX for the cash consideration to be paid upon the conversion of the MPLX Class B units to MPLX common units in equal installments, the first $25 million of which was paid in July 2016 and the second $25 million of which will be paid in July 2017. These contributions are with respect to MPC’s existing interests in MPLX (including IDRs) and not in consideration of new units or other equity interest in MPLX. We assigned the total consideration transferred of $8.61 billion, including the $7.33 billion fair value of the equity consideration and the $1.28 billion of cash contributions, to the fair value of the assets acquired and liabilities and noncontrolling interest assumed in the MarkWest Merger, with the excess recorded as goodwill. During the first quarter of 2016, the preliminary fair value measurements of assets acquired and liabilities assumed recorded in the 2015 year-end financial statements were revised based on additional analysis. These adjustments to the fair values of property, plant and equipment, intangibles and equity investments, among other items, resulted in an offsetting reduction to goodwill of approximately $241 million. As a result, we recognized total assets acquired of $11.91 billion, including $8.52 billion of property plant and equipment and $2.60 billion of equity investments, and total liabilities and noncontrolling interests assumed of $5.51 billion, including $4.57 billion of assumed debt. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if warranted due to events or changes in circumstances.

MPLX recorded an impairment charge of approximately $129 million in the first quarter of 2016 to impair a portion of the $2.21 billion of goodwill, as adjusted, recorded in connection with the MarkWest Merger. In the second quarter of 2016, MPLX completed its purchase price allocation, which resulted in an additional $1 million of impairment expense that would have been recorded in the first quarter of 2016 had the purchase price allocation been completed as of that date. This adjustment to the impairment expense was the result of completing an evaluation of the deferred tax liabilities associated with the MarkWest Merger and their impact on the resulting goodwill that was recognized. See the Critical Accounting Estimates - Impairment Assessments of Long-Lived Assets, Intangible Assets, Goodwill and Equity Investments section for a discussion of recent circumstances which may impact the assessment of this goodwill. Our financial results and operating statistics reflect the results of MarkWest operations from the date of the acquisition in the Midstream segment.
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

On September 30, 2014, we acquired from Hess all of its retail locations, transport operations and shipper history on various pipelines, including approximately 40 mbpd on Colonial Pipeline, for $2.82 billion. We refer to these assets as “Hess’ Retail Operations and Related Assets” and substantially all of these assets are part of our Speedway segment. This acquisition significantly expanded our Speedway presence from nine to 22 states throughout the East Coast and Southeast consistent with our strategy to grow higher-valued, more stable cash flow businesses. This acquisition also enables us to further leverage our integrated refining and transportation operations, providing an outlet for assured sales from our refining system. The transaction was funded with a combination of debt and available cash. Our financial results and operating statistics reflect the results for Hess’ Retail Operations and Related Assets in our Speedway segment from the date of the acquisition.
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.’s SAX pipeline which runs from Flanagan, Illinois to Patoka, Illinois. This option resulted from our agreement to be the anchor shipper on the SAX pipeline. During 2016, we made contributions of $32 million to Illinois Extension Pipeline to fund our portion of the construction costs for the SAX project. We have contributed $299 million since project inception. The pipeline became operational in December 2015. Our investment in the pipeline is included in our Midstream segment.
In March 2014, we acquired from Chevron Raven Ridge Pipe Line Company an additional seven percent interest in Explorer for $77 million, bringing our ownership interest to 25 percent. Due to this increase in our ownership percentage, we now account for our investment in Explorer using the equity method of accounting as part of our Midstream segment and report Explorer as a related party. Explorer owns approximately 1,900 miles of refined products pipeline from Port Arthur, Texas to Hammond, Indiana.
See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on these acquisitions and investments.
Share Repurchases
Since January 1, 2012, our board of directors has approved $10.0 billion in total share repurchase authorizations and we have repurchased a total of $7.44 billion of our common stock, leaving $2.56 billion available for repurchases as of December 31, 2016. Under these authorizations, we have acquired 202 million shares at an average cost per share of $36.77.
Liquidity
As of December 31, 2016, we had cash and cash equivalents of $887 million and no borrowings or letters of credit outstanding under our $3.5 billion bank revolving credit facilities or under our $750 million trade receivables securitization facility (“trade receivables facility”). As of December 31, 2016, eligible trade receivables supported borrowings of $684 million under the trade receivable facility. As of December 31, 2016, we do not have any commercial paper borrowings outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facilities. MPLX had no borrowings outstanding under its $2 billion revolving credit agreement as of December 31, 2016.
The above discussion contains forward-looking statements with respect to the business and operations of MPC, including our proposed strategic actions to enhance shareholder value, our growth and vertical integration opportunities with respect to our midstream assets, the ATM Program and MPLX’s purchase of the Ozark pipeline. Factors that could impact our proposed strategic actions include, but are not limited to, the time, costs and ability to obtain regulatory or other approvals and consents and otherwise consummate the strategic actions discussed herein; the satisfaction or waiver of conditions in the agreements governing the strategic actions discussed herein; our ability to achieve the strategic and other objectives related to the strategic actions discussed herein; the impact of adverse market conditions affecting MPC’s and MPLX’s midstream businesses; adverse changes in laws including with respect to tax and regulatory matters; inability to agree with the MPLX conflicts committee with respect to the timing of and value attributed to assets identified for dropdown; Factors that could affect our growth and vertical integration opportunities with respect to our midstream assets include, but are not limited to, volatility in and/or degradation of market and industry conditions, our ability to implement and realize the benefits and synergies of these opportunities, availability of liquidity, actions taken by competitors, regulatory approvals and operating performance. Factors that could affect the ATM Program and the timing of any issuances under the ATM Program include, but are not limited to, market conditions, availability of liquidity and the market price of MPLX’s common units. Factors that could affect MPLX’s purchase of the Ozark pipeline include, but are not limited to, the parties’ ability to satisfy closing conditions. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
Future crude oil differentials will be dependent on a variety of market and economic factors, as well as U.S. energy policy.
The following table provides sensitivities showing an estimated change in annual net income due to potential changes in market conditions.

(In millions, after-tax)
LLS 6-3-2-1 crack spread sensitivity(a) (per $1.00/barrel change)	$450
Sweet/sour differential sensitivity(b) (per $1.00/barrel change)	225
LLS-WTI differential sensitivity(c) (per $1.00/barrel change)	80
Natural gas price sensitivity(d) (per $1.00/million British thermal unit change)	130

(a)	Weighted 40 percent Chicago and 60 percent USGC LLS 6-3-2-1 crack spreads and assumes all other differentials and pricing relationships remain unchanged.

(b)	LLS (prompt) – [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

(c)	Assumes approximately 20 percent of crude oil throughput volumes are WTI-based domestic crude oil.

(d)	This is consumption based exposure for our Refining & Marketing segment and does not include the sales exposure for our Midstream segment.
In addition to the market changes indicated by the crack spreads, the sweet/sour differential and the LLS to WTI differential, our Refining & Marketing gross margin is impacted by factors such as:

•	the selling prices realized for refined products;

•	the types of crude oil and other charge and blendstocks processed;

•	our refinery yields;

•	the cost of products purchased for resale;

•	the impact of commodity derivative instruments used to hedge price risk; and

•	the potential impact of LCM adjustments to inventories in periods of declining prices.
Inventories are stated at the lower of cost or market. Costs of crude oil, refinery feedstocks and refined products are stated under the LIFO inventory costing method and aggregated on a consolidated basis for purposes of assessing if the cost basis of these inventories may have to be written down to market values. At December 31, 2015, costs of inventories on a consolidated basis exceeded market value resulting in an LCM charge to cost of revenues of $370 million, of which $345 million was allocated to our Refining & Marketing segment. As of June 30, 2016, market value exceeded cost and we reversed the LCM inventory reserve resulting in a benefit to cost of revenues for the year ended December 31, 2016. At December 31, 2016, market values for refined products continue to exceed their cost basis and, therefore, there is no LCM inventory market valuation reserve at the end of the year. Based on movements of refined product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
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

Year	Refinery
2016	Galveston Bay, Garyville and Robinson
2015	Catlettsburg, Galveston Bay, Garyville and Robinson
2014	Catlettsburg, Galveston Bay, Garyville and Robinson
The table below sets forth the location and daily crude oil refining capacity of each of our refineries at December 31 of each year.

	Crude Oil Refining Capacity (mbpcd)
Refinery	2016	2015	2014
Garyville, Louisiana	543	539	522
Galveston Bay, Texas City, Texas	459	459	451
Catlettsburg, Kentucky	273	273	242
Robinson, Illinois	231	212	212
Detroit, Michigan	132	132	130
Canton, Ohio	93	93	90
Texas City, Texas	86	86	84
Total	1,817	1,794	1,731

Speedway
Our retail marketing gross margin for gasoline and distillate, which is the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, impacts the Speedway segment profitability. Gasoline and distillate prices are volatile and are impacted by changes in supply and demand. Numerous factors impact gasoline and distillate demand throughout the year, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. PADD 2 estimated 2016 gasoline demand grew for the fourth consecutive year to a record level, up 1.8 percent year over year in 2016, and 1.2 percent above the former record set in 2006. Continuing economic growth and year-on-year declines in prices supported gasoline demand in most of the U.S., more than offsetting fleet fuel efficiency gains. Estimated gasoline demand in PADD 1, however, posted a small decline of 0.1 percent year over year in 2016 as prices increased year over year in the last four months of the year-exacerbated by Colonial Pipeline disruptions in September and late October. Distillate demand in 2016 faced enormous headwinds as a much warmer than normal first quarter suppressed heating oil demand and rail traffic (total carloads and intermodal) fell to a six-year low for the year. PADD 1 estimated 2016 distillate demand was down 5.8 percent year over year to a four year low, pulled down by a first quarter that was down nearly 15 percent year over year. PADD 2 distillate demand is estimated down 2.0 percent year over year, also a four year low. The gross margin on merchandise sold at our convenience stores historically has been less volatile and has contributed substantially to Speedway’s gross margin. More than half of Speedway’s gross margin was derived from merchandise sales in 2016. Speedway’s convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items.
Inventories are carried at the lower of cost or market value. Costs of crude oil, refinery feedstocks and refined products are stated under the LIFO inventory costing method and aggregated on a consolidated basis for purposes of assessing if the cost basis of these inventories may have to be written down to market values. As of December 31, 2015, costs of inventories on a consolidated basis exceeded market value resulting in an LCM charge to cost of revenues of $370 million, of which $25 million was allocated to our Speedway segment. As of June 30, 2016, market value exceeded cost and we reversed the LCM inventory reserve resulting in a benefit to cost of revenues for the year ended December 31, 2016. As of December 31, 2016, market values for refined products continue to exceed their cost basis and, therefore, there is no LCM inventory market valuation reserve at the end of the year. Based on movements of refined product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
Midstream
NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors. Our Midstream segment profitability is affected by prevailing commodity prices primarily as a result of processing or conditioning at our own or third‑party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index‑related prices and the cost of third‑party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling volumes by our producer customers, such prices also affect Midstream segment profitability.
The profitability of our pipeline transportation operations included in our Midstream segment, primarily depends on tariff rates and the volumes shipped through the pipelines. A majority of the crude oil and refined product shipments on our common carrier pipelines serve our Refining & Marketing segment. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines. In most of our markets, demand for gasoline and distillate peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.

Results of Operations
Consolidated Results of Operations

(In millions)	2016	2015	2016 vs. 2015 Variance	2014	2015 vs. 2014 Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$63,339	$72,051	$(8,712)	$97,817	$(25,766)
Income (loss) from equity method investments	(185)	88	(273)	153	(65)
Net gain on disposal of assets	32	7	25	21	(14)
Other income	178	112	66	111	1
Total revenues and other income	63,364	72,258	(8,894)	98,102	(25,844)
Costs and expenses:
Cost of revenues (excludes items below)	49,170	55,583	(6,413)	83,770	(28,187)
Purchases from related parties	509	308	201	505	(197)
Inventory market valuation adjustment	(370)	370	(740)	—	370
Consumer excise taxes	7,506	7,692	(186)	6,685	1,007
Impairment expense	130	144	(14)	—	144
Depreciation and amortization	2,001	1,502	499	1,326	176
Selling, general and administrative expenses	1,605	1,576	29	1,375	201
Other taxes	435	391	44	390	1
Total costs and expenses	60,986	67,566	(6,580)	94,051	(26,485)
Income from operations	2,378	4,692	(2,314)	4,051	641
Net interest and other financial income (costs)	(556)	(318)	(238)	(216)	(102)
Income before income taxes	1,822	4,374	(2,552)	3,835	539
Provision for income taxes	609	1,506	(897)	1,280	226
Net income	1,213	2,868	(1,655)	2,555	313
Less net income (loss) attributable to:
Redeemable noncontrolling interest	41	—	41	—	—
Noncontrolling interests	(2)	16	(18)	31	(15)
Net income attributable to MPC	$1,174	$2,852	$(1,678)	$2,524	$328
Net income attributable to MPC decreased $1.68 billion in 2016 compared to 2015 and increased $328 million in 2015 compared to 2014, primarily due to our Refining & Marketing segment income from operations, which decreased $2.54 billion in 2016 compared to 2015 and increased $548 million in 2015 compared to 2014. The decrease in income from operations in 2016 for our Refining & Marketing segment was partially offset by increases in our Midstream and Speedway segments. Income from operations for 2016 includes a non-cash benefit of $370 million related to the reversal of the Company’s LCM inventory valuation reserve and impairment charges of $356 million related to equity method investments and $130 million recorded by MPLX to impair a portion of the $2.21 billion of goodwill recorded in connection with the MarkWest Merger. Income from operations for 2015 includes a non-cash $370 million LCM inventory valuation charge and an impairment charge of $144 million. See Segment Results for additional information.
Sales and other operating revenues (including consumer excise taxes) decreased $8.71 billion in 2016 compared to 2015 and $25.77 billion in 2015 compared to 2014. The decrease in 2016 was primarily due to lower refined product sales prices and sales volumes. The decrease in 2015 was primarily due to lower refined product sales prices, partially offset by increases in refined product sales volumes. MPC consolidated refined product sales decreased 32 mbpd in 2016 compared to 2015 and increased 163 mbpd in 2015 compared to 2014.
Income (loss) from equity method investments decreased $273 million in 2016 compared to 2015 and $65 million in 2015 compared to 2014. The decrease in 2016 was primarily due to impairment charges related to equity method investments of $356 million, partially offset by increases in income from new and existing pipeline and marine equity investments.The decrease in 2015 was primarily due to decreases in income from our ethanol affiliates of $69 million, mainly due to lower ethanol prices.
Net gain on disposal of assets increased $25 million in 2016 compared to 2015 and decreased $14 million in 2015 compared to 2014. The increase in 2016 was primarily due to the sale of certain Speedway locations during the year. The decrease in 2015 was primarily due to the sale of two terminals and related terminal assets in 2014.
Other income increased $66 million in 2016 compared to 2015. The increase in 2016 was primarily due to the inclusion of a full year of MarkWest other income and increased RIN sales. Other income in 2015 was comparable to 2014.
Cost of revenues decreased $6.41 billion in 2016 compared to 2015 and $28.19 billion in 2015 compared to 2014. The decrease in 2016 was primarily due to:

•	a decrease in refined product cost of sales of $6.52 billion, primarily due to a decrease in our average crude oil costs of $7.26 per barrel; partially offset by

•
an increase in refinery direct operating costs of $407 million, or $0.72 per barrel of total refinery throughput, primarily due to significantly higher turnaround activity in 2016 as compared to a lower than normal level of turnaround costs in 2015.

The decrease in 2015 was primarily due to:

•
a decrease in refined product cost of sales of $28.67 billion, primarily due to a decrease in our average crude oil costs of $43.97 per barrel, partially offset by an increase in refined product sales volumes; and

•
decreases in refinery direct operating costs of $726 million, or $1.40 per barrel of total refinery throughput, primarily due to significantly lower turnaround activity in 2015 and decreases in other manufacturing costs.

Purchases from related parties increased $201 million in 2016 compared to 2015 and decreased $197 million in 2015 compared 2014. The increase in 2016 was primarily due to:

•	increases in volumes transported by Illinois Extension Pipeline, which is a pipeline affiliate that became operational in December of 2015, of $106 million;

•	increases in transportation services provided by Crowley Ocean Partners, which is a new marine joint venture established in September of 2015, of $46 million; and

•	increases in transportation services provided by Crowley Blue Water Partners, which is a new marine joint venture established in May of 2016, of $37 million.
The decrease in purchases from related parties in 2015 was primarily due to decreases in prices and volumes of ethanol purchases from The Andersons Marathon Ethanol LLC, The Andersons Clymers Ethanol LLC and The Andersons Albion Ethanol LLC, our affiliated ethanol operations, of $149 million, decreases in purchases from LOOP of $36 million and Explorer of $19 million.
Inventory market valuation adjustment decreased costs and expenses by $740 million in 2016 compared to 2015 and increased costs and expenses by $370 million in 2015 compared to 2014. The LCM inventory reserve recorded in 2015 of $370 million was reversed in 2016 due to increases in refined product prices during the second quarter of 2016 resulting in reductions to cost of revenues of $370 million in 2016.
Consumer excise taxes decreased $186 million in 2016 compared to 2015 and increased $1.01 billion in 2015 compared to 2014. The decrease in 2016 was primarily due to a decrease in taxable refined product sales volumes and tax rates in certain jurisdictions. The increase in 2015 was primarily due to increases in taxable refined product sales volumes, including the effects of the acquisition of Hess’ Retail Operations and Related Assets.
Impairment expense decreased $14 million in 2016 compared to 2015 and increased $144 million in 2015 compared to 2014. Impairment expense in 2016 reflects a $130 million charge recorded by MPLX to impair a portion of the $2.21 billion of goodwill recorded in connection with the MarkWest Merger. In 2015, an impairment charge of $144 million was recorded related to the cancellation of the ROUX project at our Garyville refinery. Impairments related to equity method investments were recorded to Income (loss) from equity method investments and discussed above.

Depreciation and amortization increased $499 million in 2016 compared to 2015 and $176 million in 2015 compared to 2014. The increase in 2016 was primarily due to the depreciation of the fair value of the assets acquired in connection with the MarkWest Merger. The increase in 2015 was primarily due to the depreciation of the fair value of the assets acquired in connection with the acquisition of Hess’ Retail Operations and Related Assets.
Selling, general and administrative expenses increased $29 million in 2016 compared to 2015 and $201 million in 2015 compared to 2014. The increase in 2016 was primarily due to the inclusion of MarkWest expenses, largely offset by decreases in contract services and other selling, general and administrative expenses. The increase in 2015 was primarily due to increases in employee benefit costs, contract services and additional expenses related to the convenience stores acquired from Hess along the East Coast and Southeast, partially offset by a decrease in pension settlement expenses.
Other taxes increased $44 million in 2016 compared to 2015. The increase in 2016 was primarily due to the inclusion of MarkWest’s taxes. Other taxes in 2015 were comparable to 2014.
Net interest and other financial costs increased $238 million in 2016 compared to 2015 and $102 million in 2015 compared to 2014. The increase in 2016 was primarily due to interest on the debt assumed in the MarkWest Merger. The increase in 2015 was primarily due to senior notes issued by MPC in September 2014 to finance the acquisition of Hess’ Retail Operations and Related Assets, higher levels of borrowings on MPLX’s bank revolving credit facility used to fund the acquisition of Pipe Line Holdings and interest on the debt assumed from MarkWest. We capitalized interest of $63 million in 2016, $37 million in 2015 and $27 million in 2014. See Item 8. Financial Statements and Supplementary Data – Note 19 for further details.
Provision for income taxes decreased $897 million in 2016 compared to 2015 and increased $226 million in 2015 compared to 2014, primarily due to changes in our income before income taxes, which decreased $2.55 billion in 2016 compared to 2015 and increased $539 million in 2015 compared to 2014. The effective tax rates of 33 percent, 34 percent and 33 percent in 2016, 2015 and 2014, respectively, are slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense. See Item 8. Financial Statements and Supplementary Data – Note 12 for further details.
Segment Results
Revenues
Revenues are summarized by segment in the following table.

(In millions)	2016	2015	2014
Refining & Marketing	$53,817	$64,198	$91,733
Speedway	18,286	19,693	16,932
Midstream	2,636	964	824
Segment revenues	$74,739	$84,855	$109,489
Items included in both revenues and costs:
Consumer excise taxes	$7,506	$7,692	$6,685
Refining & Marketing segment revenues decreased $10.38 billion in 2016 compared to 2015 and $27.54 billion in 2015 compared to 2014. The decrease in 2016 was primarily due to lower refined product sales prices and volumes. The decrease in 2015 was primarily due to lower product sales prices, partially offset by an increase in refined product sales volumes. The table below shows our Refining & Marketing segment refined product sales volumes and prices.

	2016	2015	2014
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day)(a)	2,259	2,289	2,125
Refined product sales destined for export (thousands of barrels per day)	296	319	275
Average refined product sales prices (dollars per gallon)	$1.47	$1.74	$2.71

(a)	Includes intersegment sales and sales destined for export.

The table below shows the average refined product benchmark prices for our marketing areas.

(Dollars per gallon)	2016	2015	2014
Chicago spot unleaded regular gasoline	$1.33	$1.60	$2.55
Chicago spot ultra-low sulfur diesel	1.34	1.62	2.80
USGC spot unleaded regular gasoline	1.33	1.55	2.49
USGC spot ultra-low sulfur diesel	1.32	1.58	2.71
Refining & Marketing intersegment sales to our Speedway segment decreased $1.44 billion in 2016 compared to 2015 and increased $1.11 billion in 2015 compared to 2014. The decrease in 2016 was primarily due to a decrease in average refined product sales prices, partially offset by an increase in refined product sales volumes. The increases in 2015 were primarily due to sales to the approximate 1,245 convenience stores acquired in September 2014 along the East Coast and Southeast.

	2016	2015	2014
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$10,589	$12,024	$10,912
Refined product sales volumes (millions of gallons)	5,957	5,873	3,766
Average refined product sales prices (dollars per gallon)	$1.48	$1.74	$2.89
Speedway segment revenues decreased $1.41 billion in 2016 compared to 2015 and increased $2.76 billion in 2015 compared to 2014. The decrease in 2016 was due to a decrease in gasoline and distillate sales of $1.52 billion primarily due to a decrease in gasoline and distillate selling prices of $0.27 per gallon. The increase in 2015 was due to increases in gasoline and distillate sales of $1.43 billion and merchandise sales of $1.27 billion. The increase in gasoline and distillate sales in 2015 was primarily due to a volume increase of 2.1 billion gallons, driven by an increase in the number of convenience stores, as noted in the table below, partially offset by a decrease in gasoline and distillate selling prices of $0.89 per gallon. The increase in merchandise sales in 2015 was primarily due to increases in the number of convenience stores and higher same store sales.
The following table includes certain revenue and operating statistics for the Speedway segment.

	2016	2015	2014
Convenience stores at period-end(a)	2,733	2,766	2,746
Gasoline & distillate sales (millions of gallons)	6,094	6,038	3,942
Average gasoline & distillate sales prices (dollars per gallon)	$2.09	$2.36	$3.25
Merchandise sales (in millions)	$5,007	$4,879	$3,611
Same store gasoline sales volume (period over period)	(0.4)%	(0.3)%	(0.7)%
Same store merchandise sales (period over period)(b)	3.2%	4.1%	5.0%

(a)	The 2014 year-end amount includes the convenience stores acquired from Hess on September 30, 2014.

(b)	Excludes cigarettes.
Midstream segment revenue increased $1.67 billion in 2016 compared to 2015 and $140 million in 2015 compared to 2014. The increases in 2016 and 2015 were primarily due to the inclusion of MarkWest’s operating results in Midstream segment income following the merger with MPLX from the December 4, 2015 merger date.

The following table shows certain operating statistics for our Midstream segment as well as benchmark prices for natural gas and NGLs.

	2016	2015	2014
Crude oil and refined product pipeline throughputs (mbpd)(a)	2,311	2,191	2,119
Gathering system throughput (MMcf/d)(b)	3,275	3,075	—
Natural gas processed (MMcf/d)(b)	5,761	5,468	—
C2 (ethane) + NGLs fractionated (mbpd)(b)	335	307	—
Natural Gas NYMEX HH ($ per MMBtu)(b)	$2.55	$2.04	—
C2 + NGL Pricing ($ per gallon)(b)(c)	$0.47	$0.40	—

(a)	On owned common-carrier pipelines, excluding equity method investments.

(b)	Beginning December 4, 2015, which was the effective date of the MarkWest Merger.

(c)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

Income from Operations
Income from operations and income before income taxes by segment are summarized in the following table.

(In millions)	2016	2015	2014
Income from operations by segment:
Refining & Marketing(a)	$1,543	$4,086	$3,538
Speedway	734	673	544
Midstream(a)(b)	871	380	342
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(277)	(299)	(277)
Pension settlement expenses(c)	(7)	(4)	(96)
Impairment(d)	(486)	(144)	—
Income from operations	2,378	4,692	4,051
Net interest and other financial income (costs)	(556)	(318)	(216)
Income before income taxes	$1,822	$4,374	$3,835

(a)
In 2016, segment reporting was revised in connection with the contribution of MPC's inland marine business to MPLX. The results of the inland marine business are now presented in the Midstream segment. Previously, these results were reported in the Refining & Marketing segment. Comparable prior period information has been recast to reflect this revised segment presentation.

(b)
Included in the Midstream segment for 2016, 2015 and 2014 are $11 million, $20 million and $19 million, respectively, of corporate overhead expenses attributable to MPLX. These expenses are not currently allocated to other segments and are reported in Corporate and other unallocated items.

(c)	See Item 8. Financial Statements and Supplementary Data – Note 22.

(d)	See Item 8. Financial Statements and Supplementary Data – Notes 15, 16 and 17.
Refining & Marketing segment income from operations decreased $2.54 billion in 2016 compared to 2015 and increased $548 million in 2015 compared to 2014. Segment income in 2015 includes a $345 million non-cash charge related to the Company’s LCM inventory reserve, which was reversed in 2016 due to increased refined product prices, resulting in a non-cash benefit to segment income of $345 million. The favorable LCM inventory adjustment variance was more than offset by the unfavorable effects of lower crack spreads and higher direct operating costs due to refinery turnarounds. The increase in 2015 was primarily due to higher crack spreads, favorable effects of changes in market structure on crude oil acquisition prices, more favorable net product price realizations compared to spot market reference prices and lower direct operating costs. These favorable impacts were partially offset by higher crude oil and feedstock acquisition costs relative to benchmark LLS crude oil, the unfavorable effect of lower commodity prices on volumetric gains and an LCM inventory valuation charge of $345 million.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

(Dollars per barrel)	2016	2015	2014
Chicago LLS 6-3-2-1 crack spread(a)(b)	$7.19	$10.67	$9.56
USGC LLS 6-3-2-1 crack spread(a)	6.80	9.11	7.23
Blended 6-3-2-1 crack spread(a)(c)	6.96	9.70	8.11
LLS	45.01	52.35	96.90
WTI	43.47	48.76	92.91
LLS – WTI crude oil differential(a)	1.55	3.59	3.99
Sweet/Sour crude oil differential(a)(d)	6.52	6.10	6.97

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 40/60 percent in 2016, 38/62 percent in 2015 and 38/62 percent in 2014 based on MPC’s refining capacity by region in each period.

(d)	LLS (prompt) – [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Based on the market indicators above and our refinery throughputs, we estimate the following impacts on Refining & Marketing segment income from operations for 2016 compared to 2015 and for 2015 compared to 2014:

•
The USGC LLS 6-3-2-1 crack spread decreased $2.31 per barrel in 2016 compared to 2015 which had a negative impact on segment income of $1.13 billion and increased $1.88 per barrel in 2015 compared to 2014 which had a positive impact on segment income of $940 million.

•
The Chicago LLS 6-3-2-1 crack spread decreased $3.48 per barrel in 2016 compared to 2015 which had a negative impact on segment income of $846 million and increased $1.11 per barrel in 2015 compared to 2014 which had a positive impact on segment income of $400 million.

•
The sweet/sour crude oil differential increased $0.42 per barrel in 2016 compared to 2015 which had a positive impact on segment income of $334 million and narrowed $0.87 per barrel in 2015 compared to 2014 which had a negative impact on segment income of $27 million.

•
The LLS-WTI crude oil differential narrowed $2.04 per barrel in 2016 compared to 2015 resulting in a negative impact on segment income of $260 million. The LLS-WTI crude oil differential narrowed $0.40 per barrel in 2015 compared to 2014. This decrease was more than offset by an increase in volume of WTI resulting in a positive impact on segment income of $6 million.

The market indicators shown above use spot market values and an estimated mix of crude purchases and product sales. Differences in our results compared to these market indicators, including product price realizations, the mix of crudes purchased and their costs, the effects of LCM inventory valuation adjustments, the effects of market structure on our crude oil acquisition prices, and other items like refinery yields and other feedstock variances, had an estimated negative impact on Refining & Marketing segment income of $304 million in 2016 compared to 2015 and $1.03 billion in 2015 compared to 2014. The significant elements of the negative impact for 2016 were unfavorable product price realizations and unfavorable crude acquisition costs relative to the market indicators, partially offset by the reversal of the Company’s LCM inventory valuation reserve that was recorded in 2015. The significant elements of the negative impact for 2015 were unfavorable crude oil acquisition costs relative to the market indicators, the unfavorable effect of lower commodity prices on volumetric gains, the price differential of charge and blend stock relative to crude oil and the LCM inventory valuation charge, partially offset by the effects of changes in market structure on our crude oil acquisition costs and product price realizations.
The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. In the second quarter of 2016, we had recognized the the effects of an interim liquidation of our refined products inventories which we did not expect to reinstate by year end resulting in a pre-tax charge of approximately $54 million to income. Based on year end refined product inventories, which were higher than inventories at the beginning of the year, we had a build in refined product inventories for 2016. Therefore, we recognized the effects of this annual build in our refined products in the fourth quarter of 2016 which had the effect of reversing the second quarter charge. In the fourth quarter of 2015, we recorded a LIFO charge of $45 million as a result of annual decreased levels in refined products and crude inventory volumes. Since the LIFO costs for these inventory layers were based on 2014 costs, the liquidation resulted in a charge to income. In the fourth quarter of 2014, we recognized annual builds in our refined product and crude inventories. These builds were based on January 2014 costs which were significantly higher than fourth quarter 2014 costs resulting in a benefit of approximately $240 million to income. For the full year, we recognized a LIFO charge of $2 million in 2016 and $78 million in 2015 as compared to a LIFO benefit of $265 million in 2014.

The following table summarizes our refinery throughputs.

	2016	2015	2014
Refinery throughputs (thousands of barrels per day):
Crude oil refined	1,699	1,711	1,622
Other charge and blendstocks	151	177	184
Total	1,850	1,888	1,806
Sour crude oil throughput percent	60	55	52
WTI-priced crude oil throughput percent	19	20	19
The following table includes certain key operating statistics for the Refining & Marketing segment.

	2016	2015	2014
Refining & Marketing gross margin (dollars per barrel)(a)	$11.26	$15.25	$15.05
Refinery direct operating costs (dollars per barrel):(b)
Planned turnaround and major maintenance	$1.83	$1.13	$1.80
Depreciation and amortization	1.47	1.39	1.41
Other manufacturing(c)	4.09	4.15	4.86
Total	$7.39	$6.67	$8.07

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs. Excludes the LCM inventory valuation adjustments.

(b)	Per barrel of total refinery throughputs.

(c)	Includes utilities, labor, routine maintenance and other operating costs.
Refinery direct operating costs increased $0.72 per barrel in 2016 compared to 2015 and decreased $1.40 per barrel in 2015 compared to 2014. These changes in 2016 compared to 2015 and 2015 compared to 2014 include an increase in planned turnaround and major maintenance costs of $0.70 per barrel and a decrease of $0.67 per barrel, respectively, as well as decreases in other manufacturing costs of $0.06 per barrel and $0.71, respectively. The increase in planned turnaround and major maintenance costs for 2016 are primarily attributable to higher turnaround activity at the Galveston Bay, Garyville and Robinson refineries and a lower than normal schedule of turnaround activity in 2015, partially offset by a decrease in turnaround activity at the Catlettsburg refinery. The decrease in planned turnaround and major maintenance costs for 2015 was primarily attributable to lower turnaround activity at the Galveston Bay, Robinson and Garyville refineries, partially offset by an increase in turnaround activity at the Detroit refinery. In 2016, the decrease in other manufacturing costs was primarily due to lower routine maintenance costs, general and administrative expenses and waste costs. In 2015, the decrease in other manufacturing costs was primarily attributable to lower energy costs and routine maintenance costs.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $288 million in 2016, $212 million in 2015 and $141 million in 2014. In 2015, we recorded a $46 million charge to recognize increased estimated costs for compliance based on the renewable fuel standards for 2014 and 2015 proposed by the EPA in May 2015 and finalized in November 2015, particularly those for biomass-based diesel and advanced biofuels. Excluding this charge, the increases in both years were primarily due to the effect of increased purchases of biomass-based diesel RINs at increased prices. In 2015, this increase was partially offset by decreased purchases of ethanol RINs at decreased prices.
Speedway segment income from operations increased $61 million in 2016 compared to 2015 and $129 million in 2015 compared to 2014. Segment income in 2015 includes a $25 million non-cash charge related to the Company’s LCM inventory reserve, which was reversed in 2016 due to increased refined product prices, resulting in a non-cash benefit to segment income of $25 million. In addition to the favorable LCM inventory adjustment variance, the remaining increase during the year was primarily due to higher merchandise gross margin of $67 million and gains from asset sales, partially offset by lower gasoline and distillate gross margin of $91 million, or $0.0167 per gallon. The increase in 2015 was primarily due to an increases in our gasoline and distillate gross margin of $401 million and our merchandise gross margin of $393 million, partially offset by higher operating expenses. The increase in 2015 was primarily attributable the full year effect of the acquisition of Hess’ Retail Operations and Related Assets on September 30, 2014. The increases in merchandise gross margin in both years were related to a combination of higher merchandise and food sales and improved margins.

The following table includes sales volume and gross margin statistics for the Speedway segment.

	2016	2015	2014
Gasoline & distillate sales (millions of gallons)	6,094	6,038	3,942
Gasoline & distillate gross margin (dollars per gallon)(a)	$0.1656	$0.1823	$0.1775
Merchandise gross margin (in millions)	$1,435	$1,368	$975
Merchandise gross margin percent	28.7%	28.0%	27.0%

(a)
The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume. Excludes LCM inventory valuation adjustments.

Midstream segment income from operations increased $491 million in 2016 compared to 2015 and $38 million in 2015 compared to 2014. The increase in 2016 was primarily due to the inclusion of MarkWest’s operating results following the merger with MPLX, as well as earnings from new and existing pipeline and marine equity investments. The increase in 2015 was primarily due to the inclusion of the financial results of MarkWest, which are reflected in Midstream segment income from the December 4, 2015 MarkWest Merger date, partially offset by $30 million of transaction costs related to the acquisition.
Corporate and other unallocated expenses decreased $22 million in 2016 compared to 2015 and increased $22 million in 2015 compared to 2014. The decrease in 2016 is primarily due to increased allocations of corporate costs to the segments. The increase in 2015 was primarily due to a lower allocation of employee benefit costs to the segments.
Unallocated items in 2016 also includes impairment charges of $486 million resulting from non-cash charges of $267 million related to the indefinite deferral of the Sandpiper pipeline project, $130 million related to the goodwill recognized in connection with the MarkWest Merger and $89 million related to an MPLX equity method investment. Unallocated items in 2015 includes an impairment charge of $144 million recorded in the third quarter of 2015 related to the cancellation of the ROUX project at our Garyville refinery. See Item 8. Financial Statements and Supplementary Data – Note 17 for additional information on the impairment charges.
We recorded pretax pension settlement expenses of $7 million in 2016, $4 million in 2015 and $96 million in 2014 resulting from the level of employee lump sum retirement distributions that occurred during these years.
Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $887 million at December 31, 2016 compared to $1.13 billion at December 31, 2015. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years is presented in the following table.

(In millions)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$3,986	$4,061	$3,110
Investing activities	(2,941)	(3,441)	(4,543)
Financing activities	(1,285)	(987)	635
Total	$(240)	$(367)	$(798)
Net cash provided by operating activities decreased $75 million in 2016 compared to 2015, primarily due to decreased operating results, partially offset by favorable changes in working capital of $1.22 billion compared to 2015. Net cash provided by operating activities increased $951 million in 2015 compared to 2014, primarily due to increased operating results, partially offset by unfavorable changes in working capital of $330 million compared to 2014. The above changes in working capital exclude changes in short-term debt.
For 2016, changes in working capital were a net $200 million source of cash, primarily due to an increase in accounts payable and accrued liabilities, partially offset by increases in current receivables and inventories. Changes from December 31, 2015 to December 31, 2016 per the consolidated balance sheets, excluding the impact of acquisitions, were as follows:

•	Accounts payable increased $850 million from year-end 2015, primarily due to higher crude oil payable prices.

•	Current receivables increased $690 million from year-end 2015, primarily due to higher refined product and crude oil receivable prices.

•
Excluding the change in the Company’s LCM inventory valuation reserve of $370 million, inventories increased $61 million from year-end 2015, primarily due to higher crude oil and refined product inventory volumes.

For 2015, changes in working capital were a net $1.02 billion use of cash, primarily due to a decrease in accounts payable and accrued liabilities, partially offset by decreases in current receivables and inventories. Accounts payable decreased $1.92 billion from year-end 2014, primarily due to lower crude oil payable prices and volumes; current receivables decreased $1.13 billion from year-end 2014, primarily due to lower refined product and crude oil receivable prices and lower crude oil receivable volumes; and inventories decreased $47 million from year-end 2014, excluding a $370 million LCM inventory valuation charge, primarily due to lower refined product and crude oil inventory volumes.
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
Cash flows used in investing activities decreased $500 million in 2016 compared to 2015 and $1.10 billion in 2015 compared to 2014. The investing activity is further discussed below.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to total capital expenditures and investments follows for each of the last three years.

(In millions)	2016	2015	2014
Additions to property, plant and equipment per consolidated statements of cash flows	$2,892	$1,998	$1,480
Non-cash additions to property, plant and equipment	—	5	4
Asset retirement expenditures	6	1	2
Increase (decrease) in capital accruals	(127)	94	95
Total capital expenditures	2,771	2,098	1,581
Acquisitions(a)	10	13,854	2,744
Investments in equity method investees	288	331	413
Total capital expenditures and investments	$3,069	$16,283	$4,738

(a)
The 2016 acquisitions include purchase price adjustments related to the MarkWest Merger. The 2015 acquisitions include the MarkWest Merger. The 2014 acquisitions include the acquisition of Hess’ Retail Operations and Related Assets. The acquisition numbers above include property, plant and equipment, equity investments, intangibles and goodwill. See Item 8. Financial Statements and Supplementary Data – Note 5 for further details.

Capital expenditures and investments for each of the last three years are summarized by segment below.

(In millions)	2016	2015	2014
Capital expenditures and investments:(a)(b)
Refining & Marketing	$1,101	$1,045	$1,043
Speedway	303	501	2,981
Midstream	1,521	14,545	604
Corporate and Other(c)	144	192	110
Total	$3,069	$16,283	$4,738

(a)	Capital expenditures include changes in capital accruals.

(b)
Includes $10 million in 2016 for purchase price adjustments related to the MarkWest Merger, $13.85 billion in 2015 for the MarkWest Merger and $2.71 billion in 2014 for the acquisition of Hess’ Retail Operations and Related Assets. See Item 8. Financial Statements and Supplementary Data – Note 5.

(c)	Includes capitalized interest of $63 million, $37 million and $27 million for 2016, 2015 and 2014, respectively.
The MarkWest Merger comprised 85 percent of our total capital expenditures and investments in 2015. The acquisition of Hess’ Retail Operations and Related Assets comprised 57 percent of our total capital expenditures and investments in 2014.
Cash provided by disposal of assets totaled $101 million, $21 million and $27 million in 2016, 2015 and 2014, respectively. Cash provided in 2016 was primarily due the sale of Speedway assets in the normal course of business.

Net investments were a use of cash of $262 million in 2016 compared to $327 million in 2015 and $404 million in 2014. The change in 2016 compared to 2015 was primarily due to decreases in contributions to the SAX pipeline project of $114 million, the Sandpiper pipeline project of $57 million and Crowley Ocean Partners of $38 million, partially offset by increases in contributions to Crowley Coastal Partners of $82 million and MPLX equity method investments of $74 million. The change in 2015 compared to 2014 was primarily due to a decrease in contributions to the SAX pipeline project of $121 million and the 2014 investment in Explorer, partially offset by contributions to Crowley Ocean Partners of $72 million.
Financing activities were a $1.29 billion use of cash in 2016, a $987 million use of cash in 2015 and a $635 million source of cash in 2014.
Long-term debt borrowings and repayments were a net $1.42 billion use of cash in 2016 compared to a $746 million source of cash in 2015 and a $3.22 billion source of cash in 2014. During 2016, MPLX used proceeds from its issuance of the MPLX Preferred Units to repay amounts outstanding under the MPLX bank revolving credit facility and MPC chose to prepay $500 million under its term loan. During 2015, we used $763 million of the net proceeds from the issuance of $1.5 billion of MPC senior notes to extinguish our obligation for the $750 million aggregate principal amount of senior notes due in 2016 and MPLX used proceeds from its issuance of $500 million aggregate of principal amount of MPLX senior notes to repay $385 million outstanding under the MPLX bank revolving credit facility. See Item 8. Financial Statements and Supplementary Data – Note 19 for additional information on our long-term debt.
Cash proceeds from the issuance of MPLX common units were $776 million in 2016 and $221 million in 2014. Cash proceeds from the issuance of MPLX Preferred Units was $984 million in 2016. See Item 8. Financial Statements and Supplementary Data – Note 4 for further discussion of MPLX.
Cash used in common stock repurchases totaled $197 million in 2016, $965 million in 2015 and $2.13 billion in 2014 associated with the share repurchase plans authorized by our board of directors. The table below summarizes our total share repurchases. See Item 8. Financial Statements and Supplementary Data – Note 9 for further discussion of the share repurchase plans.

(In millions, except per share data)	2016	2015	2014
Number of shares repurchased	4	19	49
Cash paid for shares repurchased	$197	$965	$2,131
Effective average cost per delivered share	$41.84	$50.31	$44.31
Cash used in dividend payments totaled $719 million in 2016, $613 million in 2015 and $524 million in 2014. The increases were primarily due to increases in our base dividend, partially offset by a decrease in the number of outstanding shares of our common stock as a result of share repurchases. Dividends per share were $1.36 in 2016, $1.14 in 2015 and $0.92 in 2014.
Cash used in financing activities in all three years included a portion of the payments to the seller of the Galveston Bay refinery under the contingent earnout provisions of the purchase and sale agreement.
Derivative Instruments
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources
Our liquidity totaled $4.8 billion at December 31, 2016 consisting of:

	December 31, 2016
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$2,500	$—	$2,500
364 day bank revolving credit facility	1,000	—	1,000
Trade receivables facility(b)	684	—	684
Total	$4,184	$—	$4,184
Cash and cash equivalents(c)			653
Total liquidity			$4,837

(a)	Excludes MPLX’s $2 billion bank revolving credit facility, which had no borrowings and $3 million of letters of credit outstanding as of December 31, 2016.

(b)	Availability under our $750 million trade receivables facility is a function of refined product selling prices. As of January 31, 2017, eligible trade receivables supported borrowings of $750 million.

(c)	Excludes $234 million of MPLX cash and cash equivalents.
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
As discussed in the “Strategic Actions to Enhance Shareholder Value” section in the Corporate Overview, we expect MPLX to finance the planned dropdown transactions with debt and equity in approximately equal proportions in the aggregate for all planned dropdowns of assets. The equity financing will be funded through MPLX common units issued to us. In conjunction with the completion of the dropdowns, we also expect to exchange our economic interests in the general partner of MPLX, including incentive distribution rights, for newly issued MPLX common units. Cash proceeds from the dropdowns and ongoing MPLX common unit distributions to us are expected to fund the substantial ongoing return of capital to MPC shareholders in a manner consistent with maintaining an investment-grade credit profile.
See discussion of the February 2017 issuance of MPLX senior notes due 2027 and 2047 under the MPLX LP section of the Executive Summary.
Commercial Paper – On February 26, 2016, we established a commercial paper program that allows us to have a maximum of $2 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facilities. At December 31, 2016, we had no amounts outstanding under the commercial paper program.
MPC Bank Revolving Credit Facility – On July 20, 2016, we entered into a credit agreement with a syndicate of lenders to replace our existing MPC bank revolving credit facility due in 2017. The new agreement provides for a four-year $2.5 billion bank revolving credit facility (“four-year revolving credit facility”) maturing on July 20, 2020. Additionally, we entered into a 364-day $1 billion bank revolving credit facility maturing on July 19, 2017. The financial covenants contained in these agreements remain the same as under the previous bank revolving credit facility.
Our four-year revolving credit facility includes letter of credit issuing capacity of up to $2.0 billion and swingline loan capacity of up to $100 million. We may increase our borrowing capacity under our four-year revolving credit facility by up to an additional $500 million, subject to certain conditions including the consent of the lenders whose commitments would be increased. In addition, the maturity date of the four-year revolving credit facility may be extended for up to two additional one-year periods subject to the approval of lenders holding a majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will terminate on the then-effective maturity date.
There were no borrowings or letters of credit outstanding at December 31, 2016.
Trade receivables facility – On July 20, 2016, we amended our trade receivables facility to, among other things, reduce the capacity from $1 billion to $750 million and to extend the maturity date to July 19, 2019. The reduction in capacity reflects the lower refined product price environment.

As of December 31, 2016, eligible trade receivables supported borrowings of $684 million. There were no borrowings outstanding at December 31, 2016. Availability under our trade receivables facility is a function of refined product selling prices.
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
During 2016, MPLX borrowed $434 million under the bank revolving credit facility, at an average interest rate of 1.9 percent, per annum, and repaid $1.31 billion of outstanding borrowings. At December 31, 2016, MPLX had no borrowings and $3 million of letters of credit outstanding under the bank revolving credit facility, resulting in total unused loan availability of $2.0 billion.
See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of our debt.
The term loan agreement, the MPC bank revolving credit facility and the MPLX credit agreement contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the term loan agreement and the MPC bank revolving credit facility requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the term loan agreement and the MPC bank revolving credit facility) of no greater than 0.65 to 1.00. As of December 31, 2016, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.31 to 1.00, as well as the other covenants contained in the term loan agreement and the MPC bank revolving credit facility.
The MPLX credit agreement includes certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The MPLX credit agreement includes a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and certain of its subsidiaries from incurring debt, creating liens on its assets and entering into transactions with affiliates. As of December 31, 2016, MPLX was in compliance with the covenants contained in the MPLX credit agreement, including a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.26 to 1.0.
Our intention is to maintain an investment-grade credit profile. As of January 31, 2017, the credit ratings on our and MPLX’s senior unsecured debt were at or above investment grade level as follows.

Company	Rating Agency	Rating
MPC	Moody’s	Baa2 (negative outlook)
	Standard & Poor’s	BBB (stable outlook)
	Fitch	BBB (negative watch)
MPLX	Moody’s	Baa3 (stable outlook)
	Standard & Poor’s	BBB- (stable outlook)
	Fitch	BBB- (stable outlook)
The ratings reflect the respective views of the rating agencies. Although it is our intention to maintain a credit profile that supports an investment-grade rating, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.

Neither the revolving credit facility, the MPLX credit agreement nor our trade receivables facility contains credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt to below investment-grade ratings would increase the applicable interest rates, yields and other fees payable under the revolving credit facility and our trade receivables facility. In addition, a downgrade of our senior unsecured debt rating to below investment-grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables facility, impact our ability to purchase crude oil on an unsecured basis and could result in us having to post letters of credit under existing transportation services agreements.
Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 33 percent and 38 percent at December 31, 2016 and 2015, respectively.

	December 31,
(In millions)	2016	2015
Debt due within one year	$28	$29
Long-term debt	10,544	11,896
Total debt	$10,572	$11,925
Calculation of debt-to-total capital ratio:
Total debt	$10,572	$11,925
Redeemable noncontrolling interest	1,000	—
Equity	20,203	19,675
Total capitalization	$31,775	$31,600
Debt-to-total capital ratio	33%	38%
Redeemable noncontrolling interest - On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible Preferred Units (the “MPLX Preferred Units”) at a cash price of $32.50 per unit. The MPLX Preferred Units are considered redeemable securities due to the existence of redemption provisions upon a deemed liquidation event which is considered outside MPLX’s control. Therefore they are presented as temporary equity in the mezzanine section of the consolidated balance sheets. We have recorded the MPLX Preferred Units at their issuance date fair value, net of issuance costs.
MPC Senior Notes – On December 14, 2015, we completed a public offering of $1.5 billion in aggregate principal amount of unsecured senior notes (“MPC senior notes”). The net proceeds from the offering of the MPC senior notes were $1.49 billion, after deducting underwriting discounts and estimated offering expenses. We used approximately $763 million of the net proceeds from this offering to fund the extinguishment of our obligation for the $750 million aggregate principal amount of our 3.500% senior notes due 2016.
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
See discussion of the February 2017 issuance of MPLX senior notes due 2027 and 2047 under the MPLX LP section of the Executive Summary.
See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of our debt.

Capital Requirements
Our board approved a 2017 capital spending and investment plan of $1.7 billion for MPC, excluding MPLX. MPLX’s capital investment plan includes $1.4 billion to $1.7 billion of organic growth capital, not including anticipated dropdowns and acquisitions previously discussed or their respective subsequent capital spending, and approximately $100 million of maintenance capital. Additional details related to expected 2017 capital spending and investments are discussed in the Capital Budget Outlook section below.
During the second quarter of 2016, we paid BP $200 million for the third period’s contingent earnout related to the acquisition of the Galveston Bay refinery and have paid BP $569 million to-date leaving $131 million remaining under the total cap of $700 million. See Item 8. Financial Statements and Supplementary Data – Note 17.
In 2016, we made pension contributions totaling $119 million. We have no required funding for 2017, but may make voluntary contributions at our discretion.
On January 27, 2017, our board of directors approved a $0.36 per share dividend, payable March 10, 2017 to shareholders of record at the close of business on February 16, 2017.
Since January 1, 2012, our board of directors has approved $10.0 billion in total share repurchase authorizations and we have repurchased a total of $7.44 billion of our common stock, leaving $2.56 billion available for repurchases as of December 31, 2016. Under these authorizations, we have acquired 202 million shares at an average cost per share of $36.77.
We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including execution of our strategic initiatives, market and business conditions, and such repurchases may be discontinued at any time.
We may, from time to time, repurchase notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Contractual Cash Obligations
The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2016. The contractual obligations detailed below do not include our contractual obligations to MPLX under various fee-based commercial agreements as these transactions are eliminated in the consolidated financial statements.

(In millions)	Total	2017	2018-2019	2020-2021	Later Years
Long-term debt(a)	$17,324	$514	$2,056	$2,559	$12,195
Capital lease obligations(b)	382	45	85	84	168
Operating lease obligations	1,590	254	409	358	569
Purchase obligations:(c)
Crude oil, feedstock, refined product and renewable fuel contracts(d)	10,500	7,387	1,395	1,325	393
Transportation and related contracts	4,730	443	1,084	968	2,235
Contracts to acquire property, plant and equipment(e)	899	864	35	—	—
Service, materials and other contracts(f)	1,860	474	473	382	531
Total purchase obligations	17,989	9,168	2,987	2,675	3,159
Other long-term liabilities reported in the consolidated balance sheet(g)	2,088	213	442	410	1,023
Total contractual cash obligations	$39,373	$10,194	$5,979	$6,086	$17,114

(a)
Includes interest payments for our senior notes, term loans and the MPLX credit agreement and commitment and administrative fees for our credit agreement, the MPLX credit agreement and our trade receivables facility.

(b)	Capital lease obligations represent future minimum payments.

(c)	Includes both short- and long-term purchases obligations.

(d)	These contracts include variable price arrangements. For purposes of this disclosure we have estimated prices to be paid primarily based on futures curves for the commodities to the extent available.

(e)	Includes $131 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets.

(f)	Primarily includes contracts to purchase services such as utilities, supplies and various other maintenance and operating services.

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
Capital Budget Outlook
We expect to spend $1.7 billion in 2017 on capital projects and investments, excluding MPLX, capitalized interest and acquisitions we may complete. We continuously evaluate our capital budget and make changes as conditions warrant.
Refining & Marketing
The Refining & Marketing segment’s forecasted 2017 capital spending and investments is $1.17 billion, which includes approximately $325 million for refining margin enhancement projects and approximately $840 million for refinery-sustaining capital. A number of these projects span multiple years.
The $325 million forecasted for refining margin enhancement projects includes spending for Garyville distillate projects, Galveston Bay export capacity expansion and approximately $85 million for the STAR project.
The remaining $840 million budget is primarily allocated to maintaining facilities and meeting regulatory requirements, including the EPA’s Tier 3 gasoline fuel standards, at our refineries.
Speedway
The Speedway segment’s 2017 capital forecast of approximately $380 million is focused on building new stores and remodeling and rebuilding existing retail locations in its core markets. We have identified numerous opportunities for new convenience stores or store rebuilds in our existing market, with a continued focus in Pennsylvania and Tennessee, as well as opportunities for growth in new markets including Georgia, South Carolina and the Florida panhandle. We also plan to capitalize on diesel demand growth by building out our network of commercial fueling lane locations, within our core market which cater to local and regional transport fleets.
Midstream
MPLX’s capital investment plan includes $1.4 billion to $1.7 billion of organic growth capital, not including anticipated dropdowns and acquisitions previously discussed or their respective subsequent capital spending, and approximately $100 million of maintenance capital. Approximately $1.0 billion to $1.3 billion of these growth investments are for the development of natural gas and gas liquids infrastructure to support MPLX's producer customers, primarily in the prolific Marcellus Shale. The remaining $400 million of growth capital is planned for the development of various crude oil and refined petroleum products infrastructure projects, including a build-out of Utica Shale infrastructure in connection with the recently completed Cornerstone Pipeline, a butane cavern in Robinson, Illinois, and a tank farm expansion in Texas City, Texas.
The Midstream segment’s forecasted 2017 capital spend, excluding MPLX, is approximately $90 million.
Corporate and Other
The 2017 capital forecast includes approximately $100 million to support corporate activities.
Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital requirements and investment spending, costs for projects under construction, project completion dates and expectations or projections about strategies and goals for growth, upgrades and expansion. The forward-looking statements about our capital and investment budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include our ability to achieve the strategic and other objectives related to the strategic initiatives discussed herein; adverse changes in laws including with respect to tax and regulatory matters; inability to agree with the MPLX conflicts committee with respect to the timing of and value attributed to assets identified for dropdown; changes to the expected construction costs and timing of projects; continued/further volatility in and/or degradation of market and industry conditions; the availability and pricing of crude oil and other feedstocks; slower growth in domestic and Canadian crude supply; completion of pipeline capacity to areas outside the U.S. Midwest; consumer demand for refined products; transportation logistics; the reliability of processing units and other equipment; MPC's ability to successfully implement growth opportunities; modifications to MPLX earnings and distribution growth objectives; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; changes to MPC's capital budget; other risk factors inherent to MPC's industry; These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
Our environmental expenditures, including non-regulatory expenditures, for each of the last three years were:

(In millions)	2016	2015	2014
Capital	$302	$222	$102
Compliance:(a)
Operating and maintenance	541	355	397
Remediation(b)	40	53	36
Total	$883	$630	$535

(a)	Based on the American Petroleum Institute’s definition of environmental expenditures.

(b)	These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash provisions recorded for environmental remediation.
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

Our environmental capital expenditures accounted for ten percent, nine percent and five percent of capital expenditures excluding the MarkWest Merger and the acquisition of Hess’ Retail Operations and Related Assets in 2016, 2015 and 2014, respectively. Our environmental capital expenditures are expected to approximate $422 million, or 12 percent, of total capital expenditures in 2017. Predictions beyond 2017 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based on currently identified projects, we anticipate that environmental capital expenditures will be approximately $400 million in 2018; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.
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

Significant uses of fair value measurements include:

•	assessment of impairment of long-lived assets;

•	assessment of impairment of intangible assets:

•	assessment of impairment of goodwill;

•	assessment of impairment of equity method investments;

•	recorded values for assets acquired and liabilities assumed in connection with acquisitions; and

•	recorded values of derivative instruments.
Impairment Assessments of Long-Lived Assets, Intangible Assets, Goodwill and Equity Method Investments
Fair value calculated for the purpose of testing our long-lived assets, intangible assets, goodwill and equity method investments for impairment is estimated using the expected present value of future cash flows method and comparative market prices when appropriate. Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions. Significant assumptions include:

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
The need to test for impairment can be based on several indicators, including a significant reduction in prices of or demand for products produced, a poor outlook for profitability, a significant reduction in pipeline throughput volumes, a significant reduction in natural gas or NGLs processed, a significant reduction in refining margins, other changes to contracts or changes in the regulatory environment in which the asset or equity method investment is located.
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flow of an asset group. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which generally is the refinery and associated distribution system level for Refining & Marketing segment assets, site level for Speedway segment convenience stores, and the plant level or pipeline system level for Midstream segment assets. If the sum of the undiscounted estimated pretax cash flows is less than the carrying value of an asset group, fair value is calculated, and the carrying value is written down if greater than the calculated fair value.
Unlike long-lived assets, goodwill must be tested for impairment at least annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. We have thirteen reporting units, nine of which have goodwill allocated to them. At December 31, 2016, we had a total of $3.59 billion of goodwill recorded on our consolidated balance sheet.
Based on an interim goodwill impairment test, MPLX recorded approximately $130 million of impairment expense related to charges recorded during the first and second quarters of 2016, which is reflected in our consolidated financial statements.
MPC has nine reporting units with goodwill totaling approximately $3.59 billion as of November 30, 2016. Step 1 of the annual impairment analysis resulted in the fair value of the reporting units exceeding their carrying value by percentages ranging from approximately 8 percent to 303 percent. The reporting unit with fair value exceeding its carrying value by approximately 8 percent has goodwill of $228 million at December 31, 2016. An increase of 0.50 percent to the discount rate used to estimate the fair value of the reporting units would not have resulted in a goodwill impairment charge as of November 30, 2016. Significant assumptions used to estimate the reporting units’ fair value included estimates of future cash flows. If estimates for future cash flows, which are impacted primarily by commodity prices and producers’ production plans, were to decline, the overall reporting units’ fair value would decrease, resulting in potential goodwill impairment charges. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment tests will prove to be an accurate prediction of the future.
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2016, we had $3.83 billion of investments in equity method investments recorded on our consolidated balance sheet.
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.
MPLX performed a fixed asset impairment analysis during the second quarter of 2016 for Ohio Condensate Company (“OCC”) resulting in an impairment charge of $96 million within OCC’s financial statements. Approximately $58 million of the charge was attributable to MPLX based on its 60 percent ownership of OCC and was recorded in Income (loss) from equity method investments on the accompanying Consolidated Statements of Income. Furthermore, to determine the potential equity method impairment charge, an impairment analysis in accordance with ASC Topic 323 was performed during the second quarter resulting in an additional impairment charge of approximately $31 million, recorded in Income (loss) from equity method investments on the accompanying Consolidated Statements of Income.
For purposes of the second quarter impairment analysis, the fair value of OCC was determined based on applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The significant assumptions used to estimate the fair value under the discounted cash flow method included management’s best estimates of the expected results using a probability weighted average set of cash flow forecasts and using a discount rate of 11.2 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of the OCC equity method investment and its underlying fixed assets represents a Level 3 measurement.
As of December 31, 2016, MPLX determined that there were no material events or changes in circumstances that would indicate an other-than-temporary decline in its equity method investments.
During the third quarter of 2016, Enbridge Energy Partners announced that its affiliate, North Dakota Pipeline, would withdraw certain pending regulatory applications for its Sandpiper pipeline project and that the project would be deferred indefinitely. These decisions were considered to indicate an impairment of the costs capitalized to date on the project. As the operator of North Dakota Pipeline and the entity responsible for maintaining its financial records, Enbridge completed a fixed asset impairment analysis as of August 31, 2016, in accordance with ASC Topic 360. Based on the estimated liquidation value of the fixed assets, an impairment charge was recorded by North Dakota Pipeline. Based on our 37.5 percent ownership of North Dakota Pipeline, we recognized approximately $267 million of this charge in the third quarter of 2016 through “Income (loss) from equity method investments” on the accompanying consolidated statements of income which impaired virtually all of our $301 million investment in the project. Also, in accordance with ASC Topic 323, we completed an assessment to determine the potential additional equity method impairment charge to be recorded on our consolidated financial statements resulting from an other-than-temporary impairment. The result of this analysis indicated no additional charge was required to be recorded.
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
Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through 2015. At December 31, 2016, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of December 31, 2016, our equity investment in Centennial was $35 million and we had a $29 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Item 8. Financial Statements and Supplementary Data – Note 25 for additional information on the debt guarantee.

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
Acquisitions
In accounting for business combinations, acquired assets, assumed liabilities and contingent consideration are recorded based on estimated fair values as of the date of acquisition. The excess or shortfall of the purchase price when compared to the fair value of the net tangible and identifiable intangible assets acquired, if any, is recorded as goodwill or a bargain purchase gain, respectively. A significant amount of judgment is involved in estimating the individual fair values of property, plant and equipment, intangible assets, contingent consideration and other assets and liabilities. We use all available information to make these fair value determinations and, for certain acquisitions, engage third-party consultants for assistance.
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
MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 74.5 percent interest owned by the public.
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
Variable Interest Entities are discussed in Item 8. Financial Statements and Supplementary Data – Note 6 .
Pension and Other Postretirement Benefit Obligations - to be updated
Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:

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
Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 3.90 percent for our pension plans and 4.25 percent for our other postretirement benefit plans by 0.25 percent would increase pension obligations and other postretirement benefit plan obligations by $44 million and $26 million, respectively, and would increase defined benefit pension expense and other postretirement benefit plan expense by $3 million and $1 million, respectively.
The long-term asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 51 percent equity securities and 49 percent fixed income securities for the primary funded pension plan), past performance and other factors. Certain components of the asset mix are modeled with various assumptions regarding inflation and returns. In addition, our long-term asset rate of return assumption is compared to those of other companies and to historical returns for reasonableness. We used the 6.50 percent long-term rate of return to determine our 2016 defined benefit pension expense. After evaluating activity in the capital markets, along with the current and projected plan investments, we did not change the asset rate of return for our primary plan from 6.50 percent effective for 2017. Decreasing the 6.50 percent asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $4 million.
Compensation change assumptions are based on historical experience, anticipated future management actions and demographics of the benefit plans.
Health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.
We utilized the 2016 mortality tables from the U.S. Society of Actuaries.

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
We are exposed to market risks related to the volatility of crude oil and refined product prices. We employ various strategies, including the use of commodity derivative instruments, to hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates and foreign currency exchange rates. As of December 31, 2016, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we have used them in the past, and we continually monitor the market and our exposure and may enter into these agreements again in the future. We are at risk for changes in fair value of all of our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.
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

Midstream
NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond MPLX’s control. MPLX’s profitability is directly affected by prevailing commodity prices primarily as a result of processing or conditioning at its own or third‑party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index‑related prices and the cost of third‑party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by MPLX’s producer customers, such prices also affect profitability. To protect MPLX financially against adverse price movements and to maintain more stable and predictable cash flows so that it can meet its cash distribution objectives, debt service and capital plans, MPLX executes a strategy governed by its risk management policy. MPLX has a committee comprised of senior management that oversees risk management activities, continually monitors the risk management program and adjusts its strategy as conditions warrant. Derivative contracts utilized for crude oil, natural gas and NGLs are swaps and options traded on the OTC market and fixed price forward contracts. As a result of MPLX’s current derivative positions, it believes that it has mitigated a portion of its expected commodity price risk through the fourth quarter of 2017. MPLX would be exposed to additional commodity risk in certain situations such as if producers under‑deliver or over‑deliver products or if processing facilities are operated in different recovery modes. In the event that MPLX has derivative positions in excess of the product delivered or expected to be delivered, the excess derivative positions may be terminated.

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

Open Derivative Positions and Sensitivity Analysis
The table below sets forth information relating to our significant open commodity derivative contracts as of December 31, 2016.

	December 31, 2016
	Position	Total Barrels (In thousands)	Weighted Average Price (Per barrel)	Benchmark
Crude Oil(a)
Exchange-traded	Long	53,028	$50.62	CME and ICE Crude(c)(d)
Exchange-traded	Short	(52,373)	$52.13	CME and ICE Crude(c)(d)
OTC	Short	(37)	$52.10

	Position	MMBtu	Weighted Average Price (Per MMBtu)
Natural Gas
OTC	Long	297,017	$2.93

	Position	Total Gallons (In thousands)	Weighted Average Price (Per gallon)	Benchmark
Refined Products(b)
Exchange-traded	Long	196,434	$1.64	CME Heating Oil and RBOB(c)(e)
Exchange-traded	Short	(221,970)	$1.68	CME Heating Oil and RBOB(c)(e)
OTC	Short	(64,212)	$0.61
(a) 98.7 percent of exchange-traded contracts expire in the first quarter of 2017.
(b) 100 percent of exchange-traded contracts expire in the first quarter of 2017.
(c) Chicago Mercantile Exchange (“CME”).
(d) Intercontinental Exchange (“ICE”).
(e) Reformulated gasoline Blendstock for Oxygenate Blending (“RBOB”).
Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of December 31, 2016 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of December 31, 2016
Crude	$65,682	$180,196	$103,186	$272,641
Refined products	(4,986)	(12,465)	4,986	12,465
Embedded derivatives	(5,356)	(13,389)	5,356	13,389
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.

We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after December 31, 2016 would cause future IFO effects to differ from those presented above.
Interest Rate Risk
We are impacted by interest rate fluctuations related to our debt obligations. At December 31, 2016, our debt was primarily comprised of the $2.25 billion aggregate principal amount of fixed rate senior notes issued February 1, 2011, the $1.95 billion aggregate principal amount of fixed rate senior notes issued September 5, 2014, the $500 million aggregate principal amount of fixed rate MPLX senior notes issued February 12, 2015, the $1.50 billion aggregate principal amount of fixed rate senior notes issued December 15, 2015 and the $4.04 billion aggregate principal amount of fixed rate MPLX senior notes issued December 22, 2015. Additionally, we have $450 million of variable rate term debt.

Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt as of December 31, 2016 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value(b)	Change in Fair Value		Change in Net Income for the Twelve Months Ended December 31, 2016
Long-term debt(a)
Fixed-rate	$10,442	$831	(c)	n/a
Variable-rate	450	0		11	(d)

(a)	Excludes capital leases.

(b)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(c)	Assumes a 100-basis point decrease in the weighted average yield-to-maturity at December 31, 2016.

(d)	Assumes a 100-basis-point change in interest rates. The change in net income was based on the weighted average balance of debt outstanding for the year ended December 31, 2016.
At December 31, 2016, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the term loan agreement and the MPLX term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the term loan agreement, the MPLX term loan facility and MPLX bank revolving credit facility, but may affect our results of operations and cash flows.
Foreign Currency Exchange Rate Risk
We are impacted by foreign exchange rate fluctuations related to some of our purchases of crude oil denominated in Canadian dollars. We did not utilize derivatives to hedge our market risk exposure to these foreign exchange rate fluctuations in 2016.
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
Forward-Looking Statements
These quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about risks associated with the use of derivative instruments. These statements are based on certain assumptions with respect to interest rates as well as market prices and industry supply of and demand for crude oil, other refinery feedstocks, refined products, natural gas, NGLs and ethanol. If these assumptions prove to be inaccurate, future outcomes with respect to our use of derivative instruments may differ materially from those discussed in the forward-looking statements.

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

/s/ Gary R. Heminger	/s/ Timothy T. Griffith	/s/ John J. Quaid
Gary R. Heminger Chairman of the Board, President and Chief Executive Officer	Timothy T. Griffith Senior Vice President and Chief Financial Officer	John J. Quaid Vice President and Controller

Management’s Report on Internal Control over Financial Reporting
MPC’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPC’s management concluded that its internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of MPC’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Gary R. Heminger	/s/ Timothy T. Griffith
Gary R. Heminger Chairman of the Board, President and Chief Executive Officer	Timothy T. Griffith Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders of Marathon Petroleum Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of Marathon Petroleum Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Toledo, Ohio
February 24, 2017

Marathon Petroleum Corporation
Consolidated Statements of Income

(In millions, except per share data)	2016	2015	2014
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$63,339	$72,051	$97,817
Income (loss) from equity method investments	(185)	88	153
Net gain on disposal of assets	32	7	21
Other income	178	112	111
Total revenues and other income	63,364	72,258	98,102
Costs and expenses:
Cost of revenues (excludes items below)	49,170	55,583	83,770
Purchases from related parties	509	308	505
Inventory market valuation adjustment	(370)	370	—
Consumer excise taxes	7,506	7,692	6,685
Impairment expense	130	144	—
Depreciation and amortization	2,001	1,502	1,326
Selling, general and administrative expenses	1,605	1,576	1,375
Other taxes	435	391	390
Total costs and expenses	60,986	67,566	94,051
Income from operations	2,378	4,692	4,051
Net interest and other financial income (costs)	(556)	(318)	(216)
Income before income taxes	1,822	4,374	3,835
Provision for income taxes	609	1,506	1,280
Net income	1,213	2,868	2,555
Less net income (loss) attributable to:
Redeemable noncontrolling interest	41	—	—
Noncontrolling interests	(2)	16	31
Net income attributable to MPC	$1,174	$2,852	$2,524
Per Share Data (See Note 8)
Basic:
Net income attributable to MPC per share	$2.22	$5.29	$4.42
Weighted average shares outstanding	528	538	570
Diluted:
Net income attributable to MPC per share	$2.21	$5.26	$4.39
Weighted average shares outstanding	530	542	574
Dividends paid	$1.36	$1.14	$0.92
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income

(In millions)	2016	2015	2014
Net income	$1,213	$2,868	$2,555
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $69, $21 and ($47)	115	34	(78)
Prior service costs, net of tax of ($18), ($24) and ($19)	(31)	(39)	(31)
Other comprehensive income (loss)	84	(5)	(109)
Comprehensive income	1,297	2,863	2,446
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	41	—	—
Noncontrolling interests	(2)	16	31
Comprehensive income attributable to MPC	$1,258	$2,847	$2,415
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents (MPLX: $234 and $43, respectively)	$887	$1,127
Receivables, less allowance for doubtful accounts of $12 and $12 (MPLX: $302 and $257, respectively)	3,617	2,927
Inventories (MPLX: $54 and $51, respectively)	5,656	5,225
Other current assets (MPLX: $33 and $50, respectively)	241	192
Total current assets	10,401	9,471
Equity method investments (MPLX: $2,467 and $2,458, respectively)	3,827	3,622
Property, plant and equipment, net (MPLX: $10,730 and $9,997, respectively)	25,765	25,164
Goodwill (MPLX: $2,199 and $2,570, respectively)	3,587	4,019
Other noncurrent assets (MPLX: $506 and $478, respectively)	833	839
Total assets	$44,413	$43,115
Liabilities
Current liabilities:
Accounts payable (MPLX: $506 and $449, respectively)	$5,593	$4,743
Payroll and benefits payable (MPLX: $1 and $18, respectively)	530	503
Consumer excise taxes payable (MPLX: $2 and $1, respectively)	464	460
Accrued taxes (MPLX: $31 and $26, respectively)	153	184
Debt due within one year (MPLX: $1 and $1, respectively)	28	29
Other current liabilities (MPLX: $78 and $65, respectively)	378	426
Total current liabilities	7,146	6,345
Long-term debt (MPLX: $4,422 and $5,255, respectively)	10,544	11,896
Deferred income taxes (MPLX: $5 and $378, respectively)	3,861	3,285
Defined benefit postretirement plan obligations	1,055	1,179
Deferred credits and other liabilities (MPLX: $181 and $170, respectively)	604	735
Total liabilities	23,210	23,440
Commitments and contingencies (see Note 25)
Redeemable noncontrolling interest	1,000	—
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value 0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 731 million and 729 million shares (par value 0.01 per share, 1 billion shares authorized)	7	7
Held in treasury, at cost – 203 million and 198 million shares	(7,482)	(7,275)
Additional paid-in capital	11,060	11,071
Retained earnings	10,206	9,752
Accumulated other comprehensive loss	(234)	(318)
Total MPC stockholders’ equity	13,557	13,237
Noncontrolling interests	6,646	6,438
Total equity	20,203	19,675
Total liabilities, redeemable noncontrolling interest and equity	$44,413	$43,115
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows

(In millions)	2016	2015	2014
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,213	$2,868	$2,555
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	61	16	27
Impairment expense	130	144	—
Depreciation and amortization	2,001	1,502	1,326
Inventory market valuation adjustment	(370)	370	—
Pension and other postretirement benefits, net	9	80	151
Deferred income taxes	394	134	(242)
Net gain on disposal of assets	(32)	(7)	(21)
(Income) loss from equity method investments	185	(88)	(153)
Distributions from equity method investments	291	113	170
Changes in the fair value of derivative instruments	(41)	4	(3)
Changes in:
Current receivables	(674)	1,292	1,642
Inventories	(70)	80	(786)
Current accounts payable and accrued liabilities	985	(2,400)	(1,547)
All other, net	(96)	(47)	(9)
Net cash provided by operating activities	3,986	4,061	3,110
Investing activities:
Additions to property, plant and equipment	(2,892)	(1,998)	(1,480)
Acquisitions, net of cash acquired	—	(1,218)	(2,821)
Disposal of assets	101	21	27
Investments – acquisitions, loans and contributions	(288)	(331)	(413)
– redemptions, repayments and return of capital	26	4	9
All other, net	112	81	135
Net cash used in investing activities	(2,941)	(3,441)	(4,543)
Financing activities:
Commercial paper – issued	1,263	—	—
– repayments	(1,263)	—	—
Long-term debt – borrowings	864	2,993	3,793
– repayments	(2,269)	(2,226)	(548)
Debt issuance costs	(11)	(21)	(22)
Issuance of common stock	11	33	26
Common stock repurchased	(197)	(965)	(2,131)
Dividends paid	(719)	(613)	(524)
Issuance of MPLX LP common units	776	—	221
Issuance of MPLX LP redeemable preferred units	984	—	—
Distributions to noncontrolling interests	(542)	(40)	(27)
Contingent consideration payment	(164)	(175)	(172)
All other, net	(18)	27	19
Net cash provided by (used in) financing activities	(1,285)	(987)	635
Net decrease in cash and cash equivalents	(240)	(367)	(798)
Cash and cash equivalents at beginning of period	1,127	1,494	2,292
Cash and cash equivalents at end of period	$887	$1,127	$1,494
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
Balance as of December 31, 2013	$7	$(4,155)	$9,765	$5,507	$(204)	$412	$11,332
Net income	—	—	—	2,524	—	31	2,555
Dividends declared	—	—	—	(525)	—	—	(525)
Distributions to noncontrolling interests	—	—	—	—	—	(27)	(27)
Other comprehensive loss	—	—	—	—	(109)	—	(109)
Shares repurchased	—	(2,131)	—	—	—	—	(2,131)
Shares issued (returned) – stock-based compensation	—	(13)	26	—	—	—	13
Stock-based compensation	—	—	50	—	—	2	52
Impact from equity transactions of MPLX LP	—	—	—	—	—	221	221
Other	—	—	—	9	—	—	9
Balance as of December 31, 2014	$7	$(6,299)	$9,841	$7,515	$(313)	$639	$11,390
Net income	—	—	—	2,852	—	16	2,868
Dividends declared	—	—	—	(615)	—	—	(615)
Distributions to noncontrolling interests	—	—	—	—	—	(40)	(40)
Other comprehensive loss	—	—	—	—	(5)	—	(5)
Shares repurchased	—	(965)	—	—	—	—	(965)
Shares issued (returned) – stock-based compensation	—	(11)	33	—	—	—	22
Stock-based compensation	—	—	69	—	—	16	85
Impact from equity transactions of MPLX LP	—	—	1,128	—	—	5,795	6,923
Noncontrolling interest - MarkWest Merger	—	—	—	—	—	13	13
Other	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2015	$7	$(7,275)	$11,071	$9,752	$(318)	$6,438	$19,675	$—
Net income (loss)	—	—	—	1,174	—	(2)	1,172	41
Dividends declared	—	—	—	(720)	—	—	(720)	—
Distributions to noncontrolling interests	—	—	—	—	—	(517)	(517)	(25)
Other comprehensive income	—	—	—	—	84	—	84	—
Shares repurchased	—	(197)	—	—	—	—	(197)	—
Shares issued (returned) – stock-based compensation	—	(10)	11	—	—	—	1	—
Stock-based compensation	—	—	35	—	—	6	41	—
Impact from equity transactions of MPLX LP	—	—	(57)	—	—	715	658	—
Issuance of MPLX LP redeemable preferred units	—	—	—	—	—	—	—	984
Other	—	—	—	—	—	6	6	—
Balance as of December 31, 2016	$7	$(7,482)	$11,060	$10,206	$(234)	$6,646	$20,203	$1,000

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2013	724	(130)
Shares repurchased	—	(49)
Shares issued – stock-based compensation	2	—
Balance as of December 31, 2014	726	(179)
Shares repurchased	—	(19)
Shares issued – stock-based compensation	3	—
Balance as of December 31, 2015	729	(198)
Shares repurchased	—	(4)
Shares issued (returned) – stock-based compensation	2	(1)
Balance as of December 31, 2016	731	(203)
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
In the first quarter of 2016, we revised our segment reporting in connection with the contribution of our inland marine business to MPLX. See Note 4 for additional information. The operating results for our inland marine business and our investment in an ocean vessel joint venture, Crowley Ocean Partners LLC (“Crowley Ocean Partners”) are now reported in our Midstream segment. Previously they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised segment presentation. See Note 10 for additional information.

2.	Summary of Principal Accounting Policies
Principles applied in consolidation – These consolidated financial statements include the accounts of our majority-owned, controlled subsidiaries and MPLX. Changes in ownership interest in consolidated subsidiaries that do not result in a change in control are recorded as an equity transaction. As of December 31, 2016, we owned a 25.5 percent interest in MPLX, including a two percent general partner interest. This ownership percentage reflects the conversion of the MPLX Class B Units in July 2017 at 1.09 to 1.00. Due to our 100 percent ownership of the general partner interest, we have determined that we control MPLX and therefore we consolidate MPLX and record a noncontrolling interest for the 74.5 percent interest owned by the public.
Investments in entities over which we have significant influence, but not control, are accounted for using the equity method of accounting. This includes entities in which we hold majority ownership but the minority shareholders have substantive participating rights. Income from equity method investments represents our proportionate share of net income generated by the equity method investees.
Differences in the basis of the investments and the separate net asset values of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill. Equity method investments are evaluated for impairment whenever changes in the facts and circumstances indicate an other than temporary loss in value has occurred. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in net income.
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
Rebates from vendors are recognized as a reduction of cost of revenues when the initiating transaction occurs. Incentives that are derived from contractual provisions are accrued based on past experience and recognized in cost of revenues. Rebates to customers are reflected as a reduction of revenue and are accrued for in “Accounts payable” on the consolidated balance sheets.

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
Restricted cash – Restricted cash consists of cash and investments that must be maintained as collateral for letters of credit issued to certain third party producer customers. The balances will be outstanding until certain capital projects are completed and the third party releases the restriction. Restricted cash also consists of cash advances to be used for the operation and maintenance of an operated pipeline system. At December 31, 2016 and 2015, the amount of restricted cash included in “Other current assets” on the consolidated balance sheets were $5 million and $9 million, respectively, which is currently reflected in our Midstream segment.
Accounts receivable and allowance for doubtful accounts – Our receivables primarily consist of customer accounts receivable. Customer receivables are recorded at the invoiced amounts and generally do not bear interest. Allowances for doubtful accounts are generally recorded when it becomes probable the receivable will not be collected and are booked to bad debt expense. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in customer accounts receivable. We review the allowance quarterly and past-due balances over 180 days are reviewed individually for collectability.
Approximately 23 percent and 26 percent of our accounts receivable balances at December 31, 2016 and 2015, respectively, are related to sales of crude oil or refinery feedstocks to customers with whom we have master netting agreements. We have master netting agreements with more than 100 companies engaged in the crude oil or refinery feedstock trading and supply business or the petroleum refining industry. A master netting agreement generally provides for a once per month net cash settlement of the accounts receivable from and the accounts payable to a particular counterparty.
Inventories – Inventories are carried at the lower of cost or market value. Cost of inventories is determined primarily under the LIFO method. Costs for crude oil, refinery feedstocks and refined product inventories are aggregated on a consolidated basis for purposes of assessing if the LIFO cost basis of these inventories may have to be written down to market value.
Derivative instruments – We use derivatives to economically hedge a portion of our exposure to commodity price risk and, historically, to interest rate risk. We also have limited authority to use selective derivative instruments that assume market risk. All derivative instruments (including derivative instruments embedded in other contracts) are recorded at fair value. Certain commodity derivatives are reflected on the consolidated balance sheets on a net basis by counterparty as they are governed by master netting agreements. Cash flows related to derivatives used to hedge commodity price risk and interest rate risk are classified in operating activities with the underlying transactions.
Fair value accounting hedges – We used interest rate swaps to hedge our exposure to interest rate risk associated with fixed interest rate debt in our portfolio. These interest rate swap agreements were terminated in 2012. Changes in the fair values of both the hedged item and the related derivative were recognized immediately in net income with an offsetting effect included in the basis of the hedged item. The net effect was to report in net income the extent to which the accounting hedge was not effective in achieving offsetting changes in fair value. There was a gain on the termination of the agreements, which had been deferred and accounted for as an adjustment to our long-term debt balance. The gain was being amortized over the remaining life of the associated debt as a reduction of our interest expense, until the December 2015 extinguishment of our obligation for the associated debt. At such time, the remaining unamortized gain was credited to net interest and other financial income (costs).
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
Goodwill and intangible assets – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, including goodwill, the implied fair value of goodwill is calculated. The excess, if any, of the book value over the implied fair value of goodwill is charged to net income as an impairment expense.
Amortization of intangibles with definite lives is calculated using the straight-line method which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Intangibles not subject to amortization are tested for impairment annually and when circumstances indicate that the fair value is less than the carrying amount of the intangible. If the fair value is less than the carrying value, an impairment is recorded for the difference.
Major maintenance activities – Costs for planned turnaround, major maintenance and engineered project activities are expensed in the period incurred. These types of costs include contractor repair services, materials and supplies, equipment rentals and our labor costs.
Environmental costs – Environmental expenditures are capitalized for additional equipment that mitigates or prevents future contamination or improves environmental safety or efficiency of the existing assets. We recognize remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action.  Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. If recoveries of remediation costs from third parties are probable, a receivable is recorded and is discounted when the estimated amount is reasonably fixed and determinable.
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
Stock-based compensation arrangements – The fair value of stock options granted to our employees is estimated on the date of grant using the Black-Scholes option pricing model. The model employs various assumptions, based on management’s estimates at the time of grant, which impact the calculation of fair value and ultimately, the amount of expense that is recognized over the vesting period of the stock option award. Of the required assumptions, the expected life of the stock option award and the expected volatility of our stock price have the most significant impact on the fair value calculation. The average expected life is based on our historical employee exercise behavior. The assumption for expected volatility of our stock price reflects a weighting of 50 percent of our common stock implied volatility and 50 percent of our common stock historical volatility.
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
Business combinations - We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference versus the purchase consideration recorded as goodwill or gain from a bargain purchase. For all material acquisitions, management engages an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained about facts and circumstances that existed as of the acquisition date. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset. Acquisition-related costs are expensed as incurred in connection with each business combination.
Renewable fuel identification numbers – We purchase RINs to satisfy a portion of our RFS2 compliance. We record a short-term intangible asset, included in “Other current assets” on the balance sheet, for RINs owned in excess of our anticipated current period compliance requirements. The asset value is based on the product of the excess RINs as of the balance sheet date, if any, and the average cost of our RINs. We record a current liability, included in “Other current liabilities” on the balance sheet, when we are deficient RINs based on the product of the deficient RINs as of the balance sheet date, if any, and the market price of the RINs at the balance sheet date. The cost of RINs used for compliance is reflected in “Cost of revenues” on the income statement. Any gains or losses on the sale or expiration of RINs are classified as “Other income” on the income statement. Proceeds from RIN sales are included in investing activities - “All other, net” on the cash flow statement.

3.	Accounting Standards
Recently Adopted
In September 2015, the FASB issued an accounting standard update that eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. This accounting standard update requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The change was effective for interim and annual periods beginning after December 15, 2015. We recognized measurement period adjustments during the first and second quarters of 2016 on a cumulative prospective basis as additional analysis was completed on the preliminary purchase price allocation for the acquisition of MarkWest Energy Partners, L.P. (“MarkWest”). See Note 5 for further discussion and detail related to these measurement period adjustments.
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
In April 2015, the FASB issued an accounting standard update clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The change was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Retrospective or prospective application is allowed. We adopted this accounting standard update prospectively in the first quarter of 2016 and it did not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued an accounting standard update making targeted changes to the current consolidation guidance. The accounting standard update changes the considerations related to substantive rights, related parties, and decision making fees when applying the VIE consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The change was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Under the accounting standard update, we continue to consolidate our master limited partnership, MPLX, but it is now considered to be a VIE. The adoption of this accounting standard update in the first quarter of 2016 did impact our disclosures for this consolidated VIE, but did not have a material impact on our consolidated financial statements.
In August 2014, the FASB issued an accounting standard update requiring management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Management is required to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance of the financial statements. Disclosures are required if conditions give rise to substantial doubt and the type of disclosure is determined based on whether management’s plans will be able to alleviate the substantial doubt. The change was effective for the first fiscal year ending after December 15, 2016, and for fiscal years and interim periods thereafter. The adoption of this accounting standard update in the fourth quarter of 2016 did not have a material impact on our disclosures.
In June 2014, the FASB issued an accounting standard update for the elimination of the concept of development stage entity (“DSE”) from U.S. GAAP and removes the related incremental reporting. The accounting standard update eliminated the additional financial statement requirements specific to a DSE and was adopted in the first quarter of 2015. In addition, the portion of the accounting standard update that amended the consolidation model to eliminate the special provisions in the VIE rules for assessing the sufficiency of the equity of a DSE was adopted in the first quarter of 2016. Adoption of this accounting standard update in the first quarters of 2015 and 2016 did not have an impact on our consolidated financial statements.
Not Yet Adopted
In January 2017, the FASB issued an accounting standard update which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

In January 2017, the FASB issued an accounting standard update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is intended to narrow the definition of a business by specifying the minimum inputs and processes and by narrowing the definition of outputs. The change is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance will be applied prospectively and early adoption is permitted for certain transactions. We are in the process of determining the impact of the accounting standard update on the consolidated financial statements.
In November 2016, the FASB issued an accounting standard update requiring that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The change is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Retrospective application is required. The application of this accounting standard update will not have a material impact on our statements of cash flows.
In October 2016, the FASB issued an accounting standard update to amend the consolidation guidance issued in February 2015 to require that a decision maker consider, in the determination of the primary beneficiary, its indirect interest in a VIE held by a related party that is under common control on a proportionate basis only. The change is effective for our financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We are required to apply the standard retrospective to January 1, 2016, the date on which we adopted the consolidation guidance issued in February 2015. We have analyzed this accounting standard update and do not expect there to be an impact on our consolidated financial statements.
In October 2016, the FASB issued an accounting standard update that requires recognition of the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. The change is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this accounting standard update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We do not expect application of this accounting standard update to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued an accounting standard update related to the classification of certain cash flows. The accounting standard update provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees, to reduce diversity in practice. The change is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We do not expect application of this accounting standard update to have a material impact on our statements of cash flows.
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
In March 2016, the FASB issued an accounting standard update to simplify some provisions in stock compensation accounting. The areas for simplification involve the accounting for share-based payment transactions, including income tax consequences, classifications of awards as either equity or liabilities and classification within the statement of cash flows. The changes are effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and early adoption is permitted. Adoption of this accounting standard update in the first quarter of 2017 will not have a material impact on our consolidated financial statements.
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

In February 2016, the FASB issued an accounting standard update requiring lessees to record virtually all leases on their balance sheets. The accounting standard update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The change will be effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over lease population and analyzing the practical expedients in order to determine the best path of implementation. We expect to recognize an asset and obligation related to leases previously accounted for as operating leases.
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
In May 2014, the FASB issued an accounting standard update for revenue recognition for contracts with customers. The guidance in the accounting standard update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The change will be effective on a retrospective or modified retrospective basis for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted, no earlier than January 1, 2017. We are currently evaluating the impact of this standard on our financial statements and disclosures, internal controls and accounting policies. This evaluation process is primarily focused on reviewing service contracts and transaction types across our Midstream segment. We are also evaluating the election allowing for net reporting included in the accounting standard update for consumer excise taxes. In addition, we are currently evaluating the methods of adoption.

4.	MPLX LP
MPLX is a diversified, growth-oriented publicly traded master limited partnership initially formed by us to own, operate, develop and acquire midstream assets related to the transportation and storage of hydrocarbon-based products, including crude oil, refined products, natural gas and NGLs. On December 4, 2015, MPLX and MarkWest Energy Partners, L.P. (“MarkWest”) completed a merger, whereby MarkWest became a wholly-owned subsidiary of MPLX (the “MarkWest Merger”). MarkWest’s operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. MPLX’s other assets include a 100 percent interest in MPLX Pipe Line Holdings LLC (“Pipe Line Holdings”), which owns a network of common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States and a 100 percent interest in a butane cavern in Neal, West Virginia. MPLX also owns an inland marine business, which is comprised of 18 tow boats and approximately 200 barges which transports crude oil and refined products principally for MPC in the Midwest and Gulf Coast regions of the United States.
See Note 5 for information on MPLX’s investment in the Bakken Pipeline system.
As of December 31, 2016, we owned a 25.5 percent interest in MPLX, including a two percent general partner interest. This ownership percentage reflects the conversion of the MPLX Class B Units in July 2017 at 1.09 to 1.00. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to our significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 74.5 percent interest owned by the public. The components of our noncontrolling interest consist of equity-based noncontrolling interest and redeemable noncontrolling interest. The redeemable noncontrolling interest relates to MPLX’s preferred units, discussed below.

The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements. The assets of MPLX are the property of MPLX and cannot be used to satisfy the obligations of MPC.
Reorganization Transactions
On September 1, 2016, MPC, MPLX and various affiliates initiated a series of reorganization transactions in order to simplify MPLX’s ownership structure and its financial and tax reporting. In connection with these transactions, MPC contributed $225 million to MPLX, and all of the issued and outstanding MPLX Class A Units, all of which were held by MarkWest Hydrocarbon L.L.C. (“MarkWest Hydrocarbon”), a subsidiary of MPLX, were exchanged for newly issued common units representing limited partner interests in MPLX. The simple average of the closing prices of MPLX common units for the last 10 trading days prior to September 1, 2016 was used for purposes of these transactions. As a result of these transactions, MPC increased its ownership interest in MPLX by 7 million MPLX common units, or approximately 1 percent.
Private Placement of Preferred Units
On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible Preferred Units (the “MPLX Preferred Units”) at a cash price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the MPLX Preferred Units was used for capital expenditures, repayment of debt and general partnership purposes.
The MPLX Preferred Units rank senior to all MPLX common units with respect to distributions and rights upon liquidation. The holders of the MPLX Preferred Units are entitled to receive quarterly distributions equal to $0.528125 per unit commencing for the quarter ended June 30, 2016, with a prorated amount from the date of issuance. Following the second anniversary of the issuance of the MPLX Preferred Units, the holders of the MPLX Preferred Units will receive as a distribution the greater of $0.528125 per unit or the amount of per unit distributions paid to common unitholders. The MPLX Preferred Units are convertible into MPLX common units on a one for one basis after three years, at the purchasers’ option, and after four years at MPLX’s option, subject to certain conditions.
The MPLX Preferred Units are considered redeemable securities due to the existence of redemption provisions upon a deemed liquidation event which is considered outside MPLX’s control. Therefore they are presented as temporary equity in the mezzanine section of the consolidated balance sheets. We have recorded the MPLX Preferred Units at their issuance date fair value, net of issuance costs. Since the MPLX Preferred Units are not currently redeemable and not probable of becoming redeemable in the future, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the security would become redeemable.
Dropdowns to MPLX
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
On March 31, 2016, we contributed our inland marine business to MPLX in exchange for 23 million MPLX common units and 460 thousand MPLX general partner units. The number of units we received from MPLX was determined by dividing $600 million by the volume weighted average NYSE price of MPLX common units for the 10 trading days preceding March 14, 2016, pursuant to the Membership Interests Contribution Agreement. We also agreed to waive first-quarter 2016 common unit distributions, IDRs and general partner distributions with respect to the common units issued in this transaction. The contribution of our inland marine business was accounted for as a transaction between entities under common control and therefore, we did not record a gain or loss.

On December 5, 2016, our board of directors authorized us to offer up to 100 percent of MPLX Terminals LLC (“MPLX Terminals”), Hardin Street Transportation LLC (“Hardin Street Transportation”) and Woodhaven Cavern LLC (“Woodhaven Cavern”) to MPLX. MPLX Terminals owns and operates terminal and marine facilities. Hardin Street Transportation owns and operates various private crude oil and refined product pipeline systems and associated storage tanks as well as several condensate truck loading and unloading facilities. Woodhaven Cavern owns and operates butane and propane storage caverns. The transaction is expected to close in the first quarter of 2017, pending requisite approvals.

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
ATM Program
On August 4, 2016, MPLX entered into a Second Amended and Restated Distribution Agreement (the “Distribution Agreement”) providing for the continuous issuance of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of any offerings (such continuous offering program, or at-the-market program, referred to as the “ATM Program”). MPLX expects to use the net proceeds from sales under the ATM Program for general partnership purposes including repayment of debt and funding for acquisitions, working capital requirements and capital expenditures.
During 2016, MPLX issued an aggregate of 26 million MPLX common units under the ATM Program, generating net proceeds of approximately $776 million. As of December 31, 2016, $717 million of MPLX common units remains available for issuance through the ATM Program under the Distribution Agreement.
Noncontrolling Interest
Changes in MPC’s equity resulting from changes in its ownership interest in MPLX were as follows:

(In millions)	2016	2015
Transfers (to) from noncontrolling interest
Increase (decrease) in MPC's paid in capital for the issuance of MPLX LP common units to the public	$(60)	$1,532
Increase in MPC's paid in capital for the issuance of MPLX LP common units and general partner units to MPC	121	—
Net transfers (to) from noncontrolling interests	61	1,532
Tax impact	(118)	(404)
Change in MPC's additional paid-in capital, net of tax	$(57)	$1,128
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

Merger with MarkWest Energy Partners, L.P.
On December 4, 2015, MPLX completed the MarkWest Merger. Each common unit of MarkWest issued and outstanding immediately prior to the effective time of the MarkWest Merger was converted into a right to receive 1.09 common units of MPLX representing limited partner interests in MPLX, plus a one-time cash payment of $6.20 per unit. We will contribute approximately $1.28 billion of cash to MPLX to pay the aggregate cash consideration to MarkWest unitholders, without receiving any new equity from MPLX in exchange. At closing, we made a payment of $1.23 billion to MarkWest common unitholders and the remaining $50 million will be paid in equal amounts, the first $25 million was paid in July 2016 and the second $25 million will be paid in July 2017, in connection with the conversion of the MPLX Class B Units to MPLX common units. Our financial results and operating statistics reflect the results of MarkWest from the date of the MarkWest Merger.
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

Included in noncurrent assets at December 31, 2015 was a $468 million intangible asset related to customer contracts and relationships. Amortization of intangibles with definite lives was calculated using the straight-line method which was reflective of the benefit pattern in which the estimated economic benefit was expected to be received over the estimated useful life of the intangible asset. The estimated useful life of the customer contracts and relationships is 11 to 25 years.
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
As further discussed in Note 16, we recorded a goodwill impairment charge based on the implied fair value of goodwill as of the interim impairment analysis in the first quarter of 2016. During the second quarter of 2016, we finalized the analysis of the purchase price allocation. The completion of the purchase price allocation resulted in a refinement of the impairment expense recorded, as more fully discussed in Note 16.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the MarkWest Merger occurred on January 1, 2014 and the Hess’ Retail Operations and Related Assets acquisition occurred on January 1, 2013.

(In millions, except per share data)	2015	2014
Sales and other operating revenues (including consumer excise taxes)	$73,760	$108,605
Net income attributable to MPC	2,825	2,522
Net income attributable to MPC per share – basic	$5.25	$4.42
Net income attributable to MPC per share – diluted	5.21	4.39
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
Formation of Travel Plaza Joint Venture
In the fourth quarter of 2016, Speedway and Pilot Flying J finalized the formation of a joint venture consisting of 123 travel plazas, primarily in the Southeast United States. The new entity, PFJ Southeast LLC (“PFJ Southeast”), consisted of 41 existing locations contributed by Speedway and 82 locations contributed by Pilot Flying J, all of which carry either the Pilot or Flying J brand and are operated by Pilot Flying J. We did not recognize a gain on the $272 million non-cash contribution of stores to the joint venture since the contribution was that of in-substance real estate. Our non-cash contribution consisted of $203 million of property, plant and equipment, $61 million of goodwill and $8 million of inventory.
Marine Investments
We currently have indirect ownership interests in two ocean vessel joint ventures with Crowley Maritime Corporation (“Crowley”), which were established to own and operate Jones Act vessels in petroleum product service. We have invested a total of $189 million in these two ventures as described further below.
In September 2015, we acquired a 50 percent ownership interest in a joint venture, Crowley Ocean Partners, with Crowley. The joint venture owns and operates four new Jones Act product tankers, three of which are leased to MPC. Two of the vessels were delivered in 2015 and the remaining two were delivered in 2016. We contributed a total of $141 million for the four vessels.
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

See Note 6 for information on Crowley Coastal Partners as a VIE and Note 25 for information on our conditional guarantee of the indebtedness of Crowley Ocean Partners and Crowley Blue Water Partners.
Investments in Pipeline Companies
Bakken Pipeline system
On February 15, 2017, MPLX closed on the previously announced transaction to acquire a partial, indirect equity interest in the Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Company Pipeline (“ETCOP”) projects, collectively referred to as the Bakken Pipeline system, through a joint venture with Enbridge Energy Partners L.P. (“Enbridge Energy Partners”). MPLX contributed $500 million of the $2 billion purchase price paid by the joint venture to acquire a 36.75 percent indirect equity interest in the Bakken Pipeline system from Energy Transfer Partners, L.P. (“ETP”) and Sunoco Logistics Partners, L.P. (“SXL”). MPLX holds, through a subsidiary, a 25 percent interest in the joint venture, which equates to an approximate 9.2 percent indirect equity interest in the Bakken Pipeline system. The Bakken Pipeline system is currently expected to deliver in excess of 470 mbpd of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast. Furthermore, MPC expects to become a committed shipper on the Bakken Pipeline system under terms of an on-going open season.
In connection with closing the transaction with ETP and SXL, Enbridge Energy Partners canceled MPC’s transportation services agreement with respect to the Sandpiper pipeline project and released MPC from paying any termination fee per that agreement.
Explorer Pipeline Company
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
Southern Access Extension pipeline project
In July 2014, we exercised our option to acquire a 35 percent ownership interest in Enbridge Inc.’s Southern Access Extension (“SAX”) pipeline through our in investment in Illinois Extension Pipeline Company, LLC (“Illinois Extension Pipeline”). This option resulted from our agreement to be the anchor shipper on the SAX pipeline and our commitment to the Sandpiper pipeline project as discussed below. We have contributed $299 million to Illinois Extension Pipeline since project inception.
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
Sandpiper pipeline project
In November 2013, we agreed to serve as an anchor shipper for the Sandpiper pipeline project and fund 37.5 percent of the construction costs of the project, which was to become part of Enbridge Energy Partners’ North Dakota System. In exchange for these commitments, we were to earn an approximate 27 percent equity interest in Enbridge Energy Partners’ North Dakota System upon the Sandpiper pipeline being placed into service. We made contributions of $14 million to North Dakota Pipeline Company LLC (“North Dakota Pipeline”) during 2016 and have contributed $301 million since project inception to fund our share of the construction costs for the project.
On September 1, 2016, Enbridge Energy Partners announced that its affiliate, North Dakota Pipeline, would withdraw certain pending regulatory applications for its Sandpiper pipeline project and that the project would be deferred indefinitely. These decisions were considered to indicate an impairment of the costs capitalized to date on the project. See Note 17 for information regarding the charge recognized in the third quarter of 2016.

6.	Variable Interest Entities
In addition to MPLX, as described in Note 4, the following entities are also VIEs.
Crowley Coastal Partners
In May 2016, Crowley Coastal Partners was formed to own an interest in both Crowley Ocean Partners and Crowley Blue Water Partners. We have determined that Crowley Coastal Partners is a VIE based on the terms of the existing financing arrangements for Crowley Blue Water Partners and Crowley Ocean Partners and the associated debt guarantees by MPC and Crowley. Our maximum exposure to loss at December 31, 2016 was $489 million, which includes our equity method investment in Crowley Coastal Partners and the debt guarantees provided to each of the lenders to Crowley Blue Water Partners and Crowley Ocean Partners. We are not the primary beneficiary of this VIE because we do not have the power to control the activities that significantly influence the economic outcomes of the entity and therefore, do not consolidate the entity.
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
As of December 31, 2016, MarkWest has a 56 percent legal ownership interest in MarkWest Utica EMG. MarkWest Utica EMG's inability to fund its planned activities without subordinated financial support qualify it as a VIE. Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. We account for our ownership interest in MarkWest Utica EMG as an equity method investment. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating MarkWest Utica EMG. Our maximum exposure to loss as a result of our involvement with MarkWest Utica EMG includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in MarkWest Utica EMG at December 31, 2016 was $2.22 billion.
Ohio Gathering
Ohio Gathering Company, L.L.C. (“Ohio Gathering”) is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of December 31, 2016, we had a 34 percent indirect ownership interest in Ohio Gathering. As this entity is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating Ohio Gathering.

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

•
MarkWest Utica EMG, in which we have a 56 percent noncontrolling interest. MarkWest Utica EMG is engaged in significant natural gas processing and NGL fractionation, transportation and marketing in the state of Ohio.

•
Ohio Condensate Company L.L.C. (“Ohio Condensate”), in which we have a 60 percent noncontrolling interest. Ohio Condensate is engaged in wellhead condensate gathering, stabilization, terminalling, transportation and storage within certain defined areas of Ohio.

•
Ohio Gathering, in which we have a 34 percent indirect noncontrolling interest. Ohio Gathering is a subsidiary of MarkWest Utica EMG providing natural gas gathering service in the Utica Shale region of eastern Ohio.

•	PFJ Southeast, in which we have a 29 percent noncontrolling interest. PFJ Southeast owns travel plazas primarily in the Southeast United States.

•
The Andersons Albion Ethanol LLC (“TAAE”), in which we have a 45 percent noncontrolling interest, The Andersons Clymers Ethanol LLC (“TACE”), in which we have a 61 percent noncontrolling interest and The Andersons Marathon Ethanol LLC (“TAME”), in which we have a 67 percent direct and indirect noncontrolling interest. These companies each own and operate an ethanol production facility.

•	Other equity method investees.
We believe that transactions with related parties were conducted on terms comparable to those with unaffiliated parties.
Sales to related parties, which are included in “Sales and other operating revenues (including consumer excise taxes)” on the accompanying consolidated statements of income, were as follows:

(In millions)	2016	2015	2014
PFJ Southeast	$56	$—	$—
Other equity method investees	6	6	7
Total	$62	$6	$7
Other income from related parties, which is included in “Other income” on the accompanying consolidated statements of income, were as follows:

(In millions)	2016	2015	2014
MarkWest Utica EMG	$16	$—	$—
Ohio Condensate	4	—	—
Ohio Gathering	15	2	—
Other equity method investees	6	2	1
Total	$41	$4	$1
Other income from related parties consists primarily of fees received for operating transportation assets for our related parties.
Purchases from related parties were as follows:

(In millions)	2016	2015	2014
Crowley Blue Water Partners	$37	$—	$—
Crowley Ocean Partners	52	6	—
Explorer	14	20	39
Illinois Extension Pipeline	110	4	—
LOCAP	23	23	21
LOOP	59	52	88
TAAE	41	52	79
TACE	59	54	121
TAME	93	87	141
Other equity method investees	21	10	16
Total	$509	$308	$505

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
Receivables from related parties, which are included in “Receivables, less allowance for doubtful accounts” on the accompanying consolidated balance sheets, were as follows:

	December 31,
(In millions)	2016	2015
Centennial	$—	$1
MarkWest Utica EMG	2	1
Ohio Condensate	—	3
Ohio Gathering	2	5
PFJ Southeast	40	—
Other equity method investees	1	3
Total	$45	$13
The long-term receivable from related parties, which is included in “Other noncurrent assets” on the accompanying consolidated balance sheet, was $1 million at December 31, 2016 and $1 million at December 31, 2015.
Payables to related parties, which are included in “Accounts payable” on the accompanying consolidated balance sheets, were as follows:

	December 31,
(In millions)	2016	2015
Explorer	$—	$1
Illinois Extension Pipeline	9	4
LOCAP	2	2
LOOP	6	5
MarkWest Utica EMG	24	19
Ohio Condensate	1	4
TAAE	2	1
TACE	4	2
TAME	4	3
Other equity method investees	1	1
Total	$53	$42

8.	Income per Common Share
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

(In millions, except per share data)	2016	2015	2014
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$1,174	$2,852	$2,524
Income allocated to participating securities	1	4	4
Income available to common stockholders – basic	$1,173	$2,848	$2,520
Weighted average common shares outstanding	528	538	570
Basic earnings per share	$2.22	$5.29	$4.42
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$1,174	$2,852	$2,524
Income allocated to participating securities	1	4	4
Income available to common stockholders – diluted	$1,173	$2,848	$2,520
Weighted average common shares outstanding	528	538	570
Effect of dilutive securities	2	4	4
Weighted average common shares, including dilutive effect	530	542	574
Diluted earnings per share	$2.21	$5.26	$4.39
The following table summarizes the shares that were anti-dilutive, and therefore, were excluded from the diluted share calculation.

(In millions)	2016	2015	2014
Shares issued under stock-based compensation plans	3	1	1

9.	Equity
As of December 31, 2016, we have $2.56 billion of remaining share repurchase authorizations from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be affected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows for the respective periods:

(In millions, except per share data)	2016	2015	2014
Number of shares repurchased	4	19	49
Cash paid for shares repurchased	$197	$965	$2,131
Effective average cost per delivered share	$41.84	$50.31	$44.31

10.	Segment Information
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

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Year Ended December 31, 2016
Revenues:
Customer	$43,228	$18,283	$1,828	$63,339
Intersegment(a)	10,589	3	808	11,400
Segment revenues	$53,817	$18,286	$2,636	$74,739
Segment income from operations(b)(c)	$1,543	$734	$871	$3,148
Income from equity method investments(d)	24	5	142	171
Depreciation and amortization(d)	1,092	273	576	1,941
Capital expenditures and investments(e)	1,101	303	1,521	2,925

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Year Ended December 31, 2015
Revenues:
Customer	$52,174	$19,690	$187	$72,051
Intersegment(a)	12,024	3	777	12,804
Segment revenues	$64,198	$19,693	$964	$84,855
Segment income from operations(b)(c)	$4,086	$673	$380	$5,139
Income from equity method investments	26	—	62	88
Depreciation and amortization(d)	1,052	254	144	1,450
Capital expenditures and investments(e)(f)	1,045	501	14,545	16,091

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Year Ended December 31, 2014
Revenues:
Customer	$80,821	$16,927	$71	$97,819
Intersegment(a)	10,912	5	753	11,670
Segment revenues	$91,733	$16,932	$824	$109,489
Segment income from operations(b)	$3,538	$544	$342	$4,424
Income from equity method investments	96	—	57	153
Depreciation and amortization(d)	1,020	152	102	1,274
Capital expenditures and investments(e)(g)	1,043	2,981	604	4,628

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)
Included in the Midstream segment for 2016, 2015 and 2014 are $11 million, $20 million and $19 million, respectively, of corporate overhead expenses attributable to MPLX. The remaining corporate overhead expenses are not currently allocated to other segments, but instead are reported in corporate and other unallocated items. Also included in the Midstream segment for 2015 are $36 million of transaction costs related to the MarkWest Merger.

(c)
In 2016, the Refining & Marketing and Speedway segments include an inventory LCM benefit of $345 million and $25 million, respectively. In 2015, the Refining & Marketing and Speedway segments include an inventory LCM charge of $345 million and $25 million, respectively.

(d)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(e)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(f)	The Midstream segment includes $13.85 billion for the MarkWest Merger. See Note 5.

(g)	The Speedway and Refining & Marketing segments include $2.66 billion and $52 million, respectively, for the acquisition of Hess’ Retail Operations and Related Assets. See Note 5.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

(In millions)	2016	2015	2014
Segment income from operations	$3,148	$5,139	$4,424
Items not allocated to segments:
Corporate and other unallocated items(a)	(277)	(299)	(277)
Pension settlement expenses(b)	(7)	(4)	(96)
Impairments(c)	(486)	(144)	—
Net interest and other financial income (costs)	(556)	(318)	(216)
Income before income taxes	$1,822	$4,374	$3,835

(a)
Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	See Note 22.

(c)	2016 includes impairments of goodwill and equity method investments. 2015 relates to the cancellation of the ROUX project at our Garyville refinery. See Notes 15, 16 and 17.
The following reconciles segment capital expenditures and investments to total capital expenditures:

(In millions)	2016	2015	2014
Segment capital expenditures and investments	$2,925	$16,091	$4,628
Less investments in equity method investees(a)	431	2,788	413
Plus items not allocated to segments:
Corporate and Other	81	155	83
Capitalized interest	63	37	27
Total capital expenditures(b)	$2,638	$13,495	$4,325

(a)
2016 includes an adjustment of $143 million to the fair value of equity method investments acquired in connection with the MarkWest Merger. 2015 includes $2.46 billion for the MarkWest Merger. See Note 5.

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

The following reconciles total segment customer revenues to sales and other operating revenues (including consumer excise taxes) as reported in the consolidated statements of income:

(In millions)	2016	2015	2014
Customer revenues	$63,339	$72,051	$97,819
Corporate and other unallocated items	—	—	(2)
Sales and other operating revenues (including consumer excise taxes)	$63,339	$72,051	$97,817
Revenues by product line were:

(In millions)	2016	2015	2014
Refined products	$54,511	$63,744	$90,702
Merchandise	5,297	5,188	3,817
Crude oil and refinery feedstocks	2,038	2,718	2,917
Service, transportation and other	1,493	401	381
Sales and other operating revenues (including consumer excise taxes)	$63,339	$72,051	$97,817
No single customer accounted for more than 10 percent of annual revenues for the years ended December 31, 2016, 2015 and 2014.
We do not have significant operations in foreign countries. Therefore, revenues in foreign countries and long-lived assets located in foreign countries, including property, plant and equipment and investments, are not material to our operations.
Total assets by reportable segment were:

	December 31,
(In millions)	2016	2015
Refining & Marketing	$18,039	$17,379
Speedway	5,426	5,349
Midstream	18,078	17,462
Corporate and Other	2,870	2,925
Total consolidated assets	$44,413	$43,115

11.	Other Items
Net interest and other financial income (costs) was:

(In millions)	2016	2015	2014
Interest income	$6	$6	$7
Interest expense(a)	(602)	(325)	(229)
Interest capitalized	64	37	27
Loss on extinguishment of debt	—	(5)	—
Other financial costs(b)	(24)	(31)	(21)
Net interest and other financial income (costs)	$(556)	$(318)	$(216)

(a)
2016 and 2015 includes $44 million and $1 million, respectively, for the amortization of the discount related to the difference between the fair value and the principal amount of the assumed MarkWest debt.

(b)	2015 includes $6 million of transaction costs related to the MarkWest Merger.

12.	Income Taxes
Income tax provisions (benefits) were:

	2016			2015			2014
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$189	$336	$525	$1,210	$134	$1,344	$1,382	$(199)	$1,183
State and local	27	57	84	152	9	161	135	(37)	98
Foreign	(1)	1	—	10	(9)	1	5	(6)	(1)
Total	$215	$394	$609	$1,372	$134	$1,506	$1,522	$(242)	$1,280
A reconciliation of the federal statutory income tax rate (35 percent) applied to income before income taxes to the provision for income taxes follows:

	2016	2015	2014
Statutory rate applied to income before income taxes	35%	35%	35%
State and local income taxes, net of federal income tax effects	3	2	2
Domestic manufacturing deduction	(1)	(2)	(2)
Noncontrolling interests	(1)	—	—
Biodiesel excise tax credit	(1)	(1)	—
Other	(2)	—	(2)
Provision for income taxes	33%	34%	33%

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2016	2015
Deferred tax assets:
Employee benefits	$578	$631
Environmental	34	44
Net operating loss carryforwards	23	73
Other	58	73
Total deferred tax assets	693	821
Deferred tax liabilities:
Property, plant and equipment	2,591	2,512
Inventories	707	579
Investments in subsidiaries and affiliates	1,145	909
Other	94	89
Total deferred tax liabilities	4,537	4,089
Net deferred tax liabilities	$3,844	$3,268

Net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(In millions)	2016	2015
Assets:
Other noncurrent assets	$17	$17
Liabilities:
Deferred income taxes	3,861	3,285
Net deferred tax liabilities	$3,844	$3,268
Tax carryforwards – At December 31, 2016 and 2015, federal operating loss carryforwards were $18 million and $66 million, respectively, which expire in 2022 through 2036. As of December 31, 2016 and 2015, state and local operating loss carryforwards were $8 million and $10 million, respectively, which expire in 2017 through 2036. The decrease in both the federal and state loss carryforwards was due to the utilization of loss carryforwards as a part of the reorganization transactions which simplified the MPLX ownership structure as discussed in Note 4.
Valuation allowances – As of December 31, 2016 and 2015, $10 million and $5 million of valuation allowances were recognized primarily due to the expected realizability of foreign tax credits and based on estimates of future financial income and expected realizability of state and local tax operating losses.
MPC is continuously undergoing examination of its U.S. federal income tax returns by the Internal Revenue Service. Such audits have been completed through the 2009 tax year. We believe adequate provision has been made for federal income taxes and interest which may become payable for years not yet settled. Further, we are routinely involved in U.S. state income tax audits. We believe all other audits will be resolved with the amounts paid and/or provided for these liabilities. As of December 31, 2016, our income tax returns remain subject to examination in the following major tax jurisdictions for the tax years indicated:

United States Federal	2010	-	2015
States	2008	-	2015
During the first quarter of 2016, MPC’s deferred tax liabilities increased $115 million and additional paid-in capital decreased by the same amount for an out of period adjustment to update the preliminary tax effects recorded in 2015 related to the MarkWest Merger. The impact of the out of period adjustment was not material to the consolidated balance sheet as of December 31, 2015.
The following table summarizes the activity in unrecognized tax benefits:

(In millions)	2016	2015	2014
January 1 balance	$12	$12	$13
Additions for tax positions of prior years	6	—	7
Reductions for tax positions of prior years	(10)	—	(10)
Settlements	(1)	—	2
December 31 balance	$7	$12	$12
If the unrecognized tax benefits as of December 31, 2016 were recognized, $2 million would affect our effective income tax rate. There were $1 million of uncertain tax positions as of December 31, 2016 for which it is reasonably possible that the amount of unrecognized tax benefits would significantly decrease during the next twelve months.
Interest and penalties related to income taxes are recorded as part of the provision for income taxes. Such interest and penalties were net expenses (benefits) of $(5) million, $3 million and less than $1 million in 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, $13 million and $18 million of interest and penalties were accrued related to income taxes.

13.	Inventories

	December 31,
(In millions)	2016	2015
Crude oil and refinery feedstocks	$2,208	$2,180
Refined products	2,810	2,804
Materials and supplies	485	438
Merchandise	153	173
Lower of cost or market reserve	—	(370)
Total	$5,656	$5,225
The LIFO method accounted for 91 percent of total inventory value at both December 31, 2016 and 2015.
Inventories are carried at the lower of cost or market value. Costs of crude oil, refinery feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing if the LIFO cost basis of these inventories may have to be written down to market values. As of December 31, 2015, costs of inventories exceeded market value by $370 million resulting in a charge to cost of revenues to establish an LCM inventory valuation reserve. During 2016, market prices for these inventories increased and the market value of these inventories exceeded their cost basis resulting in a reversal of the LCM inventory reserve and a $370 million benefit to cost of revenues. At December 31, 2016, current acquisition costs of inventories were estimated to exceed the LIFO inventory value by $308 million.
There were no material liquidations of LIFO inventories in 2016. In the second quarter of 2016, we had recognized the effects of an interim liquidation of our refined products inventories which we did not expect to reinstate by year end resulting in a pre-tax charge of approximately $54 million to income. Due to the annual build of refined products inventories, in the fourth quarter of 2016, we recognized the effects of annual builds in our refined products and crude inventories which had the effect of reversing the second quarter charge. During 2015, we recorded LIFO liquidations caused by permanently decreased levels in crude oil and refined products inventory levels. Cost of revenues increased and income from operations decreased by $78 million for the year ended December 31, 2015 due to these LIFO liquidations. There were no liquidations of LIFO inventories in 2014.

14.	Equity Method Investments

	Ownership as of	Carrying value at
	December 31,	December 31,
(In millions)	2016	2016	2015
Centennial	50%	$35	$37
Centrahoma Processing LLC	40%	104	111
Crowley Coastal Partners	50%	184	—
Crowley Ocean Partners(a)	50%	—	72
Explorer	25%	94	91
Illinois Extension Pipeline	35%	293	267
LOCAP	59%	22	22
LOOP	51%	277	243
MarkWest Utica EMG	56%	2,224	2,160
North Dakota Pipeline(b)	38%	30	287
Ohio Condensate(b)	60%	10	101
PFJ Southeast(c)	29%	283	—
TAAE	45%	33	27
TACE	61%	33	49
TAEI	34%	15	18
TAME(d)	50%	18	27
Other MPLX investments		129	86
Other		43	24
Total		$3,827	$3,622

(a)	Crowley Ocean Partners merged into Crowley Coastal Partners in 2016.

(b)
During 2016, we recorded an impairment charge of $267 million related to our investment in North Dakota Pipeline and an impairment charge of $89 million related to our investment in Ohio Condensate. See Note 17 for additional information.

(c)	This joint venture with Pilot Flying J was formed in 2016. See Note 5.

(d)	Excludes TAEI’s investment in TAME.

Summarized financial information for equity method investees is as follows:

(In millions)	2016	2015	2014
Income statement data:
Revenues and other income	$2,421	$1,390	$1,430
Income (loss) from operations	(116)	332	379
Net income (loss)	(250)	239	316
Balance sheet data – December 31:
Current assets	$711	$906
Noncurrent assets	8,170	6,418
Current liabilities	884	468
Noncurrent liabilities	1,462	1,130
As of December 31, 2016, the carrying value of our equity method investments was $1.21 billion higher than the underlying net assets of investees. This basis difference is being amortized or accreted into net income over the remaining estimated useful lives of the underlying net assets, except for $553 million of excess related to goodwill.

Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through 2016. At December 31, 2016, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of December 31, 2016, our equity investment in Centennial was $35 million and we had a $29 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Note 25 for additional information on the debt guarantee.
Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) were $291 million, $113 million and $170 million in 2016, 2015 and 2014.

15.	Property, Plant and Equipment

(In millions)	Estimated Useful Lives	December 31,
		2016	2015
Refining & Marketing	2 - 30 years	$19,447	$18,396
Speedway	4 - 25 years	5,078	5,067
Midstream	3 - 42 years	12,664	11,379
Corporate and Other	4 - 40 years	817	762
Total		38,006	35,604
Less accumulated depreciation		12,241	10,440
Property, plant and equipment, net		$25,765	$25,164
Property, plant and equipment includes gross assets acquired under capital leases of $505 million and $511 million at December 31, 2016 and 2015, respectively, with related amounts in accumulated depreciation of $202 million and $176 million at December 31, 2016 and 2015. Property, plant and equipment includes construction in progress of $2.02 billion and $2.26 billion at December 31, 2016 and 2015, respectively, which primarily relates to capital projects at our refineries and midstream facilities.
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
Goodwill
Goodwill is tested for impairment on an annual basis and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below the carrying value of the net assets of the reporting unit. In 2016, we recorded an impairment of goodwill as outlined below based on an interim impairment analysis. There was no impairment required based on our subsequent annual test of goodwill in 2016. In 2015, no impairment was required based on our annual test.
During the first quarter of 2016, MPLX, our consolidated subsidiary, determined that an interim impairment analysis of the goodwill recorded in connection with the MarkWest Merger was necessary based on consideration of a number of first quarter events and circumstances, including i) continued deterioration of near-term commodity prices as well as longer term pricing trends, ii) recent guidance on reductions to forecasted capital spending, the slowing of drilling activity and the resulting reduced production growth forecasts released or communicated by MPLX’s producer customers and iii) increases in the cost of capital. The combination of these factors was considered to be a triggering event requiring an interim impairment test. Based on the first step of the interim goodwill impairment analysis, the fair value for three of the reporting units to which goodwill was assigned in connection with the MarkWest Merger was less than their respective carrying value. In step two of the impairment analysis, the implied fair values of the goodwill were compared to the carrying values within those reporting units. Based on this assessment, it was determined that goodwill was impaired in two of the reporting units. Accordingly, MPLX recorded an impairment charge of approximately $129 million in the first quarter of 2016. In the second quarter of 2016, MPLX completed its purchase price allocation, which resulted in an additional $1 million of impairment expense that would have been recorded in the first quarter of 2016 had the purchase price allocation been completed as of that date. This adjustment to the impairment expense was the result of completing an evaluation of the deferred tax liabilities associated with the MarkWest Merger and their impact on the resulting goodwill that was recognized.
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
The changes in the carrying amount of goodwill for 2016 and 2015 were as follows:

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Balance at January 1, 2015	$539	$854	$173	$1,566
Acquisitions(a)	—	—	2,454	2,454
Disposition	—	(1)	—	(1)
Balance at December 31, 2015	$539	$853	$2,627	$4,019
Purchase price allocation adjustments(a)	—	—	(241)	(241)
Disposition(b)	—	(61)	—	(61)
Impairment	—	—	(130)	(130)
Balance at December 31, 2016	$539	$792	$2,256	$3,587

(a)	See Note 5 for information on the acquisitions and purchase price allocation adjustments.

(b)
Goodwill associated with our former Speedway travel plaza locations that are now part of the PFJ Southeast joint venture. The amount was included in the initial basis for our equity method investment in the joint venture.

Intangible Assets
Our intangible assets as of December 31, 2016 and 2015 are as follows:

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Balance at December 31, 2016
Customer contracts and relationships	$102	$1	$533	$636
Royalty agreements	128	—	—	128
Favorable lease contract terms	1	57	—	58
Other(a)	27	75	—	102
Gross	$258	$133	$533	$924
Accumulated amortization	(123)	(35)	(41)	(199)
Net	$135	$98	$492	$725

Balance at December 31, 2015
Customer contracts and relationships	$91	$1	$468	$560
Royalty agreements	122	—	—	122
Favorable lease contract terms	1	70	—	71
Other(a)	28	75	—	103
Gross	$242	$146	$468	$856
Accumulated amortization	(104)	(31)	(2)	(137)
Net	$138	$115	$466	$719

(a)	The Refining & Marketing and Speedway segments include unamortized intangible assets of $3 million and $46 million, respectively, which are primarily trademarks.
Amortization expense for 2016 and 2015 was $50 million and $29 million, respectively. Estimated future amortization expense related to the intangible assets at December 31, 2016 is as follows:

(In millions)
2017	$49
2018	49
2019	49
2020	48
2021	46

17.	Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2016 and 2015 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	December 31, 2016
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$688	$—	$—	$(688)	$—	$126
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$690	$—	$—	$(688)	$2	$126

Commodity derivative instruments, liabilities	$712	$—	$6	$(712)	$6	$—
Embedded derivatives in commodity contracts(c)	—	—	54	—	54	—
Contingent consideration, liability(d)	—	—	130	N/A	130	—
Total liabilities at fair value	$712	$—	$190	$(712)	$190	$—

	December 31, 2015
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$104	$2	$7	$(62)	$51	$—
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$106	$2	$7	$(62)	$53	$—

Commodity derivative instruments, liabilities	$39	$—	$—	$(39)	$—	$—
Embedded derivatives in commodity contracts(c)	—	—	32	$—	32	—
Contingent consideration, liability(d)	—	—	317	N/A	317	—
Total liabilities at fair value	$39	$—	$349	$(39)	$349	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of December 31, 2016, cash collateral of $24 million was netted with mark-to-market derivative liabilities. As of December 31, 2015, cash collateral of $23 million was netted with mark-to-market derivative assets.

(b)	We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

(c)	Includes $13 million and $5 million classified as current as of December 31, 2016 and 2015, respectively.

(d)	Includes $130 million and $196 million classified as current as of December 31, 2016 and 2015, respectively.
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

Level 3 instruments include OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at December 31, 2016 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.28 to $1.27 per gallon and (2) the probability of renewal of 50 percent for the first five-year term and 75 percent for the second five-year term of the gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another. Increases or decreases in forward NGL prices result in an increase or decrease in the fair value of the embedded derivative. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.
The contingent consideration represents the fair value as of December 31, 2016 and 2015 of the remaining amount we expect to pay to BP related to the earnout provision associated with our 2013 acquisition of BP’s refinery in Texas City, Texas and related logistics and marketing assets. We refer to these assets as the “Galveston Bay Refinery and Related Assets”. The fair value of the remaining contingent consideration was estimated using an income approach and is therefore a Level 3 liability. The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the earnout applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period commencing in 2014. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value calculation used significant unobservable inputs including: (1) an estimate of forecasted monthly refinery throughput volumes; (2) an internal and external monthly crack spread forecast of approximately $13 per barrel; and (3) a range of risk-adjusted discount rates from five percent to 10 percent. An increase or decrease in forecasts for the crack spread or refinery throughput volumes may result in a corresponding increase or decrease in the fair value of the contingent consideration liability. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual caps. An increase or decrease in the discount rate may result in a decrease or increase to the fair value of the contingent consideration liability, respectively. The fair value of the contingent consideration liability is reassessed each quarter, with changes in fair value recorded in cost of revenues. Through December 31, 2016, we have paid BP approximately $569 million in total leaving $131 million remaining under the total cap of $700 million.
The following is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

(In millions)	2016	2015	2014
Beginning balance	$342	$478	$625
Contingent consideration payment(a)	(200)	(189)	(180)
Net derivative positions assumed - MarkWest Merger	—	31	—
Unrealized and realized losses included in net income	55	20	33
Settlements of derivative instruments	(7)	2	—
Ending balance	$190	$342	$478

The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized (gains) losses relating to assets still held at the end of period:
Derivative instruments	$32	$(7)	$—
Contingent consideration agreement	13	28	33
Total	$45	$21	$33

(a)
On the consolidated statements of cash flows for 2016, 2015 and 2014, $164 million, $175 million and $172 million, respectively, of the contingent earnout payment to BP was included as a financing activity with the remainder included as an operating activity.

See Note 18 for the income statement impacts of our derivative instruments.

Fair Values – Nonrecurring
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Year Ended December 31,
	2016		2015		2014
(In millions)	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Equity method investments	$42	$356	$—	$—	$—	$—
Goodwill	—	130	—	—	—	—
Property, plant and equipment, net	—	—	—	144	—	—
Other noncurrent assets	—	—	—	—	—	11
During the third quarter of 2016, Enbridge Energy Partners announced that its affiliate, North Dakota Pipeline, would withdraw certain pending regulatory applications for the Sandpiper pipeline project and that the project would be deferred indefinitely. These decisions were considered to indicate an impairment of the costs capitalized to date on the project. As the operator of North Dakota Pipeline and the entity responsible for maintaining its financial records, Enbridge completed a fixed asset impairment analysis as of August 31, 2016, in accordance with ASC Topic 360. Based on the estimated liquidation value of the fixed assets, an impairment charge was recorded by North Dakota Pipeline. Based on our 37.5 percent ownership of North Dakota Pipeline, we recognized approximately $267 million of this charge in the third quarter of 2016 through “Income (loss) from equity method investments” on the accompanying consolidated statements of income, which impaired virtually all of our $301 million investment in the project. Also, in accordance with ASC Topic 323, we completed an assessment to determine any additional equity method impairment charge to be recorded on our consolidated financial statements resulting from an other-than-temporary impairment. The result of this analysis indicated no additional charge was required to be recorded.
The fixed assets of North Dakota Pipeline related to the Sandpiper pipeline project consist primarily of project management and engineering costs, pipe, valves, motors and other equipment, land and easements. The fair value of fixed assets was estimated based on a market approach using the estimated price that would be received to sell pipe, land and other related equipment in its current condition, considering the current market conditions for sale of these assets and length of disposal period. The valuation considered a range of potential selling prices from various alternatives that could be used to dispose of these assets. As such, the fair value of the North Dakota Pipeline equity method investment and its underlying assets represents a Level 3 measurement. As a result, actual results may differ from the estimates and assumptions made for purposes of this impairment analysis. North Dakota Pipeline expects to dispose of these assets through orderly transactions.
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
The fair value of Ohio Condensate and its underlying assets was determined based upon applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future results using a probability weighted average set of cash flow forecasts and a discount rate of 11.2 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of the Ohio Condensate equity method investment and its underlying assets represents a Level 3 measurement. As a result, actual results may differ from the estimates and assumptions made for purposes of this impairment analysis.
See Note 16 for additional information on the goodwill impairment.
In the third quarter of 2015, we decided to cancel the ROUX project at our Garyville refinery. The work completed on the project through September 30, 2015 had no alternate use or net salvage value; therefore, we fully impaired the $144 million of cost capitalized for the project through that date. The fair value of our investment in the project was determined using an income approach and is classified as Level 3.
Based on the financial and operational status of a company in which we have an interest, we fully impaired our $11 million investment in that company in 2014. Our investment in this company was accounted for using the cost method and was included in our Refining & Marketing segment. The impairment charge is included in “Other income” on the accompanying consolidated statements of income. The fair value of our investment in this cost company was measured using an income approach. This measurement is classified as Level 3.
Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at December 31, 2016 and 2015, excluding the derivative financial instruments and contingent consideration reported above.

	December 31,
	2016		2015
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$25	$2	$33	$2
Other	21	21	35	33
Total financial assets	$46	$23	$68	$35
Financial liabilities:
Long-term debt(a)	$10,892	$10,297	$11,366	$11,628
Deferred credits and other liabilities	121	109	136	135
Total financial liabilities	$11,013	$10,406	$11,502	$11,763

(a)	Excludes capital leases and debt issuance costs, however, includes amount classified as debt due within one year.
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
Fair values of our financial assets included in investments and other financial assets and of our financial liabilities included in deferred credits and other liabilities are measured primarily using an income approach and most inputs are internally generated, which results in a Level 3 classification. Estimated future cash flows are discounted using a rate deemed appropriate to obtain the fair value. Other financial assets primarily consist of environmental remediation receivables. Deferred credits and other liabilities primarily consist of a liability resulting from a financing arrangement for the construction of the steam methane reformer (“SMR”) at the Javelina gas processing and fractionation complex in Corpus Christi, Texas, insurance liabilities and environmental remediation liabilities.
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
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of December 31, 2016 and 2015:

(In millions)	December 31, 2016
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$688	$712
Other current liabilities(a)	—	13
Deferred credits and other liabilities(a)	—	47

(In millions)	December 31, 2015
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$113	$39
Other current liabilities(a)	—	5
Deferred credits and other liabilities(a)	—	27

(a)	Includes embedded derivatives.
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
The table below summarizes open commodity derivative contracts for crude oil and refined products as of December 31, 2016.

	Position	Total Barrels (In thousands)
Crude Oil(a)
Exchange-traded	Long	53,028
Exchange-traded	Short	(52,373)
OTC	Short	(37)

(a )	98.7 percent of the exchange-traded contracts expire in the first quarter of 2017.

	Position	MMbtu
Natural Gas
OTC	Long	297,017

	Position	Total Gallons (In thousands)
Refined Products(a)
Exchange-traded	Long	196,434
Exchange-traded	Short	(221,970)
OTC	Short	(64,212)

(a )	100 percent of the exchange-traded contracts expire in the first quarter of 2017.
The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(In millions)	Gain (Loss)
Income Statement Location	2016	2015	2014
Sales and other operating revenues	$(13)	$19	$37
Cost of revenues	(167)	294	456
Total	$(180)	$313	$493

19.	Debt
Our outstanding borrowings at December 31, 2016 and 2015 consisted of the following:

	December 31,
(In millions)	2016	2015
Marathon Petroleum Corporation:
Commercial paper	$—	$—
364-day bank revolving credit facility due July 2017	—	—
Trade receivables securitization facility due July 2019	—	—
Bank revolving credit facility due 2020	—	—
Term loan agreement due 2019	200	700
Senior notes, 2.700% due December 2018	600	600
Senior notes, 3.400% due December 2020	650	650
Senior notes, 5.125% due March 2021	1,000	1,000
Senior notes, 3.625%, due September 2024	750	750
Senior notes, 6.500%, due March 2041	1,250	1,250
Senior notes, 4.750%, due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 5.000%, due September 2054	400	400
MPLX LP:
MPLX term loan facility due 2019	250	250
MPLX bank revolving credit facility due 2020	—	877
MPLX senior notes, 5.500%, due February 2023	710	710
MPLX senior notes, 4.500%, due July 2023	989	989
MPLX senior notes, 4.875%, due December 2024	1,149	1,149
MPLX senior notes, 4.000%, due February 2025	500	500
MPLX senior notes, 4.875%, due June 2025	1,189	1,189
MarkWest senior notes, 4.500% - 5.500%, due 2023 - 2025	63	63
Capital lease obligations due 2016-2028	319	348
Total	11,069	12,475
Unamortized debt issuance costs	(44)	(51)
Unamortized discount(a)	(453)	(499)
Amounts due within one year	(28)	(29)
Total long-term debt due after one year	$10,544	$11,896

(a)
Includes $420 million and $464 million discount as of December 31, 2016 and December 31, 2015, respectively, related to the difference at the time of the acquisition between the fair value and the principal amount of the assumed MarkWest debt.

The following table shows five years of scheduled debt payments.

(In millions)
2017	$28
2018	630
2019	477
2020	683
2021	1,031

Commercial Paper
On February 26, 2016, we established a commercial paper program that allows us to have a maximum of $2 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facilities. During 2016, we borrowed and repaid $1.26 billion under the commercial paper program. At December 31, 2016, we had no amounts outstanding under the commercial paper program.
MPC Bank Revolving Credit Facilities
On July 20, 2016, we entered into a credit agreement with a syndicate of lenders to replace our existing MPC bank revolving credit facility due in 2017. The new agreement provides for a four-year $2.5 billion bank revolving credit facility (our “four-year revolving credit facility”) maturing on July 20, 2020. Additionally, we entered into a 364-day $1 billion bank revolving credit facility (our “364-day revolving credit facility” and together with our four-year revolving credit facility, our “revolving credit facilities”) maturing on July 19, 2017.
Our four-year revolving credit facility includes letter of credit issuing capacity of up to $2.0 billion and swingline loan capacity of up to $100 million. We may increase our borrowing capacity under our four-year revolving credit facility by up to an additional $500 million, subject to certain conditions including the consent of the lenders whose commitments would be increased. In addition, the maturity date of the four-year revolving credit facility may be extended for up to two additional one-year periods subject to the approval of lenders holding a majority of the commitments then outstanding, provided that the commitments of any non-consenting lenders will terminate on the then-effective maturity date.
Borrowings under our revolving credit facilities bear interest, at our election, at either the Adjusted LIBO Rate (as defined in our revolving credit facilities) plus a margin or the Alternate Base Rate (as defined in our revolving credit facilities), plus a margin. We are charged various fees and expenses under our revolving credit facilities, including administrative agent fees, commitment fees on the unused portion of our borrowing capacity and fees related to issued and outstanding letters of credit. The applicable margin to the benchmark interest rates and the margin to the benchmark commitment fees payable under our revolving credit facilities fluctuate from time-to-time based on our credit ratings.
Our revolving credit facilities contain certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for arrangements of this type, including a financial covenant that requires us to maintain a ratio of Consolidated Net Debt to Total Capitalization (each as defined in our revolving credit facility) of no greater than 0.65 to 1.00 as of the last day of each fiscal quarter. Other covenants, among other things, restrict our ability to incur debt, create liens on our assets or enter into transactions with affiliates. As of December 31, 2016, we were in compliance with the covenants contained in the revolving credit facilities.
There were no borrowings or letters of credit outstanding at December 31, 2016.
Trade Receivables Securitization Facility
On July 20, 2016, we amended our trade receivables securitization facility (“trade receivables facility”) to, among other things, reduce the capacity from $1 billion to $750 million and to extend the maturity date to July 19, 2019. The reduction in capacity reflects the lower refined product price environment.
The trade receivables facility consists of one of our wholly-owned subsidiaries, Marathon Petroleum Company LP (“MPC LP”), selling or contributing on an on-going basis all of its trade receivables (including trade receivables acquired from Marathon Petroleum Trading Canada LLC, a wholly-owned subsidiary of MPC LP), together with all related security and interests in the proceeds thereof, without recourse, to another wholly-owned, bankruptcy-remote special purpose subsidiary, MPC Trade Receivables Company LLC (“TRC”), in exchange for a combination of cash, equity and/or a subordinated note issued by TRC to MPC LP. TRC, in turn, has the ability to finance its purchase of the receivables from MPC LP by selling undivided ownership interests in qualifying trade receivables, together with all related security and interests in the proceeds thereof, without recourse, to the purchasing group in exchange for cash proceeds. The trade receivables facility also provides for the issuance of letters of credit up to $750 million, provided that the aggregate credit exposure of the purchasing group, including outstanding letters of credit, may not exceed the lesser of $750 million or the balance of our eligible trade receivables at any one time.
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
The Receivables Purchase Agreement and Second Amended and Restated Receivables Sale Agreement include representations and covenants that we consider usual and customary for arrangements of this type. Trade receivables are subject to customary criteria, limits and reserves before being deemed to qualify for sale by TRC pursuant to the trade receivables facility. In addition, further purchases of qualified trade receivables under the trade receivables facility are subject to termination, and TRC may be subject to default fees, upon the occurrence of certain amortization events that are included in the Receivables Purchase Agreement, all of which we consider to be usual and customary for arrangements of this type. At December 31, 2016, we were in compliance with the covenants contained in the Receivables Purchase Agreement and Second Amended and Restated Receivables Sale Agreement.
During 2016, we borrowed $430 million under the trade receivables securitization facility at an average interest rate of 1.4 percent and repaid all of these borrowings. There were no borrowings or letters of credit outstanding under the trade receivables facility at December 31, 2016. As of December 31, 2016, eligible trade receivables supported borrowings and letter of credit issuances of $684 million.
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
On September 30, 2016, we prepaid $500 million under the MPC term loan agreement with available cash on hand. As of December 31, 2016, $200 million in borrowings was outstanding under the term loan agreement.
Borrowings under the term loan agreement bear interest, at our election, at either the Adjusted LIBO Rate (as defined in the term loan agreement) plus a margin or the Alternate Base Rate (as defined in the term loan agreement) plus a margin. The applicable margin to the benchmark interest rates fluctuate from time-to-time based on our credit ratings. The borrowings under this facility during 2016 were at an average interest rate of 1.6 percent.
The term loan agreement contains representation and warranties, affirmative and negative covenants and events of default that are substantially similar to those contained in our revolving credit facilities, which we consider to be usual and customary for an agreement of this type. Among other things, our term loan agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the term loan agreement) of no greater than 0.65 to 1.00. As of December 31, 2016, we were in compliance with the covenants contained in the term loan agreement.
MPC Senior Notes
On December 14, 2015, we completed a public offering of $1.5 billion in aggregate principal amount of unsecured senior notes (the “new MPC senior notes”), consisting of $600 million aggregate principal amount of 2.700% senior notes due 2018, $650 million aggregate principal amount of 3.400% senior notes due 2020 and $250 million aggregate principal amount of 5.850% senior notes due 2045. The net proceeds from the offering of the new MPC senior notes were $1.49 billion, after deducting underwriting discounts and offering expenses.
We used a majority of the net proceeds from this offering to extinguish the $750 million aggregate principal amount of our 3.500% senior notes due 2016. During December 2015, we deposited $763 million with our senior notes trustee in full satisfaction of our obligations for the 3.500% senior notes due 2016. Under the terms of the senior notes indenture governing the 3.500% senior notes due 2016, our obligations related to these notes, including the payment of principal and interest to the maturity date, was discharged in full upon making such deposit. As a result, we recorded a loss on extinguishment of debt of $5 million. We used the remaining net proceeds from the new MPC senior notes for general corporate purposes.
Interest on each series of the new MPC senior notes is payable semi-annually in arrears on June 15 and December 15, commencing on June 15, 2016.
The new MPC senior notes are unsecured and unsubordinated obligations of MPC and rank equally with its other existing and future unsecured and unsubordinated indebtedness. The new MPC senior notes are structurally subordinate to the secured and unsecured debt of MPC’s subsidiaries, including all debt of MPLX and its subsidiaries.

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
The MPLX credit agreement includes certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants, among other things, restrict MPLX and certain of its subsidiaries from incurring debt, creating liens on its assets and entering into transactions with affiliates. As of December 31, 2016, MPLX was in compliance with the covenants contained in the MPLX credit agreement.
In connection with the closing of the MarkWest Merger, MarkWest’s existing credit facility was terminated and the approximately $943 million outstanding under MarkWest’s bank revolving credit facility was repaid with $850 million of borrowings under MPLX’s bank revolving credit facility and $93 million in cash. During 2016, MPLX borrowed $434 million under the bank revolving credit facility, at an average interest rate of 1.9 percent, per annum, and repaid $1.31 billion of these borrowings. At December 31, 2016, MPLX had no outstanding borrowings and $3 million of letters of credit outstanding under the bank revolving credit facility, resulting in total unused loan availability of $2 billion. At December 31, 2016, MPLX had $250 million in borrowings outstanding under the term loan facility that bore interest at an average rate of 2.0 percent during 2016.
MPLX and MarkWest Senior Notes
In connection with the MarkWest Merger, MPLX assumed MarkWest’s outstanding debt, which included $4.1 billion aggregate principal amount of senior notes outstanding. On December 22, 2015, approximately $4.04 billion aggregate principal amount of MarkWest’s outstanding senior notes were exchanged for an aggregate principal amount of approximately $4.04 billion of new unsecured senior notes issued by MPLX and cash of $1 for each $1,000 of principal amount exchanged in an exchange offer and consent solicitation undertaken by MPLX and MarkWest.
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

After giving effect to the exchange offer and consent solicitation referred to above, as of December 31, 2016, MarkWest had outstanding approximately $40 million aggregate principal amount of 5.500% senior notes due February 15, 2023, approximately $11 million aggregate principal amount of 4.500% senior notes due July 15, 2023, approximately $1 million aggregate principal amount of 4.875% senior notes due December 1, 2024 and approximately $11 million aggregate principal amount of 4.875% senior notes due June 1, 2025. Interest on each series of the MarkWest senior notes is payable semi-annually in arrears on February 15th and August 15th of each year with respect to the 5.500% 2023 senior notes, on January 15th and July 15th of each year with respect to the 4.500% 2023 senior notes and on June 1st and December 1st of each year with respect to the 4.875% 2024 senior notes and the 4.875% 2025 senior notes.
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

20.	Supplemental Cash Flow Information

(In millions)	2016	2015	2014
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$478	$272	$166
Net income taxes paid to taxing authorities	140	1,605	1,362
Non-cash investing and financing activities:
Capital lease obligations increase	$—	$1	$—
Contribution of assets to joint venture(a)	272	—	—
Property, plant and equipment sold	—	5	4
Property, plant and equipment acquired	—	5	4
Acquisition:
Fair value of MPLX units issued(b)	—	7,326	—
Payable to MPLX Class B unitholders	—	50	—

(a)	Speedway’s contribution of travel plaza locations to new joint venture with Pilot Flying J.

(b)	See Note 5.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(In millions)	2016	2015	2014
Additions to property, plant and equipment per consolidated statements of cash flows	$2,892	$1,998	$1,480
Non-cash additions to property, plant and equipment	—	5	4
Asset retirement expenditures(a)	6	1	2
Increase (decrease) in capital accruals	(127)	94	95
Total capital expenditures before acquisitions	2,771	2,098	1,581
Acquisitions(b)	(133)	11,397	2,744
Total capital expenditures	$2,638	$13,495	$4,325

(a)	Included in All other, net – Operating activities on the consolidated statements of cash flows.

(b)
2016 includes adjustments to the fair values of property, plant and equipment, intangibles and goodwill acquired in connection with the MarkWest Merger. The 2015 acquisitions include the MarkWest Merger. The 2014 acquisitions include the acquisition of Hess’ Retail Operations and Related Assets. The acquisition numbers above include property, plant and equipment, intangibles and goodwill. See Note 5.

21. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2014	$(217)	$(104)	$4	$4	$(313)
Other comprehensive income (loss) before reclassifications	(44)	31	—	(1)	(14)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(46)	(4)	—	—	(50)
– actuarial loss(a)	51	8	—	—	59
– settlement loss(a)	4	—	—	—	4
Tax effect	(3)	(1)	—	—	(4)
Other comprehensive income (loss)	(38)	34	—	(1)	(5)
Balance as of December 31, 2015	$(255)	$(70)	$4	$3	$(318)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2015	$(255)	$(70)	$4	$3	$(318)
Other comprehensive income before reclassifications	22	64	—	—	86
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(46)	(3)	—	—	(49)
– actuarial loss(a)	38	2	—	—	40
– settlement loss(a)	7	—	—	—	7
Other(b)	—	—	—	(1)	(1)
Tax effect	1	—	—	—	1
Other comprehensive income (loss)	22	63	—	(1)	84
Balance as of December 31, 2016	$(233)	$(7)	$4	$2	$(234)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 22.

(b)	This amount was reclassified out of accumulated other comprehensive loss and is included in selling, general and administrative on the consolidated statements of income.

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
Obligations and funded status – The accumulated benefit obligation for all defined benefit pension plans was $1,914 million and $1,918 million as of December 31, 2016 and 2015.

The following summarizes our defined benefit pension plans that have accumulated benefit obligations in excess of plan assets.

	December 31,
(In millions)	2016	2015
Projected benefit obligations	$2,024	$1,997
Accumulated benefit obligations	1,914	1,918
Fair value of plan assets	1,659	1,570

The following summarizes the projected benefit obligations and funded status for our defined benefit pension and other postretirement plans:

	Pension Benefits		Other Benefits
(In millions)	2016	2015	2016	2015
Change in benefit obligations:
Benefit obligations at January 1	$1,997	$2,075	$800	$812
Service cost	114	101	32	31
Interest cost	73	71	35	32
Actuarial (gain) loss	15	(63)	(101)	(63)
Benefits paid	(175)	(187)	(26)	(24)
Other(a)	—	—	—	12
Benefit obligations at December 31	2,024	1,997	740	800
Change in plan assets:
Fair value of plan assets at January 1	1,570	1,744	—	—
Actual return on plan assets	145	(33)	—	—
Employer contributions	119	46	26	24
Benefits paid from plan assets	(175)	(187)	(26)	(24)
Fair value of plan assets at December 31	1,659	1,570	—	—
Funded status of plans at December 31	$(365)	$(427)	$(740)	$(800)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(18)	$(19)	$(32)	$(29)
Noncurrent liabilities	(347)	(408)	(708)	(771)
Accrued benefit cost	$(365)	$(427)	$(740)	$(800)
Pretax amounts recognized in accumulated other comprehensive loss:(b)
Net actuarial loss	$645	$723	$17	$120
Prior service credit	(276)	(323)	(6)	(9)

(a)	Includes adjustments related to the MarkWest Merger in 2015.

(b)
Amounts exclude those related to LOOP and Explorer, equity method investees with defined benefit pension and postretirement plans for which net losses of $16 million and less than $1 million were recorded in accumulated other comprehensive loss in 2016, reflecting our ownership share.

Components of net periodic benefit cost and other comprehensive loss – The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive loss for our defined benefit pension and other postretirement plans.

	Pension Benefits			Other Benefits
(In millions)	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$114	$101	$88	$32	$31	$27
Interest cost	73	71	74	35	32	33
Expected return on plan assets	(98)	(98)	(107)	—	—	—
Amortization – prior service credit	(46)	(46)	(46)	(3)	(4)	(4)
– actuarial loss	38	51	51	2	8	2
– settlement loss	7	4	96	—	—	—
Net periodic benefit cost(a)	$88	$83	$156	$66	$67	$58
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (pretax):
Actuarial (gain) loss	$(33)	$69	$188	$(101)	$(63)	$86
Prior service cost(b)	—	—	—	—	13	—
Amortization of actuarial loss	(45)	(55)	(147)	(2)	(8)	(2)
Amortization of prior service cost	46	46	46	3	4	4
Other	—	—	—	—	—	—
Total recognized in other comprehensive loss	$(32)	$60	$87	$(100)	$(54)	$88
Total recognized in net periodic benefit cost and other comprehensive loss	$56	$143	$243	$(34)	$13	$146

(a)	Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

(b)	Includes adjustments related to the MarkWest Merger in 2015.
Lump sum payments to employees retiring in 2016, 2015 and 2014 exceeded the plan’s total service and interest costs expected for those years. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, pension settlement expenses were recorded in 2016, 2015 and 2014 related to our cumulative lump sum payments made during those years.
The estimated net actuarial loss and prior service credit for our defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017 are $35 million and $39 million, respectively. The estimated net actuarial loss and prior service credit for our other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017 is $2 million and $3 million, respectively.
Plan assumptions – The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2016, 2015 and 2014.

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.90%	4.00%	3.65%	4.25%	4.50%	4.15%
Rate of compensation increase	5.00%	3.70%	3.70%	5.00%	3.70%	3.70%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.80%	3.70%	4.05%	4.50%	4.30%	4.95%
Expected long-term return on plan assets(a)	6.50%	6.75%	7.00%	—%	—%	—%
Rate of compensation increase	5.00%	3.70%	3.70%	5.00%	3.70%	3.70%

(a)	Effective January 1, 2017, the expected long-term rate of return on plan assets is 6.50 percent due to a continuation of a change in our primary plan investment strategy, which began January 1, 2014.

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
Assumed health care cost trend
The following summarizes the assumed health care cost trend rates.

	December 31,
	2016	2015	2014
Health care cost trend rate assumed for the following year:
Medical: Pre-65	7.00%	7.50%	8.00%
Prescription drugs	9.00%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate):
Medical: Pre-65	4.50%	5.00%	5.00%
Prescription drugs	4.50%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical: Pre-65	2026	2021	2021
Prescription drugs	2026	2021	2021

Increases in the post-65 medical plan premium for the Marathon Petroleum Health Plan and the Marathon Petroleum Retiree Health Plan are the lower of the trend rate or four percent.
Assumed health care cost trend rates have a significant effect on the amounts reported for defined benefit retiree health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
(In millions)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$6	$(5)
Effect on other postretirement benefit obligations	33	(29)
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
The investment goals are implemented to manage the plans’ funded status volatility and minimize future cash contributions. The asset allocation strategy will change over time in response to changes primarily in funded status, which is dictated by current and anticipated market conditions, the independent actions of our investment committee, required cash flows to and from the plans and other factors deemed appropriate. Such changes in asset allocation are intended to allocate additional assets to the fixed income asset class should the funded status improve. The fixed income asset class shall be invested in such a manner that its interest rate sensitivity correlates highly with that of the plans’ liabilities. Other asset classes are intended to provide additional return with associated higher levels of risk. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies. At December 31, 2016, the primary plan’s targeted asset allocation was 51 percent equity, private equity, real estate, and timber securities and 49 percent fixed income securities.

Fair value measurements
Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset category at December 31, 2016 and 2015.
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
Equity – Equity investments includes common stock, mutual and pooled funds. Common stock investments are valued using a market approach, which are priced daily in active markets and are considered Level 1. Mutual and pooled equity funds are well diversified portfolios, representing a mix of strategies in domestic, international and emerging market strategies. Mutual funds are publicly registered, valued at NAV on a daily basis using a market approach and are considered Level 1 assets. Pooled funds are valued at NAV using a market approach and are considered Level 2.
Fixed Income – Fixed income investments include corporate bonds, U.S. dollar treasury bonds and municipal bonds. These securities are priced on observable inputs using a combination of market, income and cost approaches. These securities are considered Level 2 assets. Fixed income also includes a well diversified bond portfolio structured as a pooled fund. This fund is valued at NAV on a daily basis using a market approach and is considered Level 2.
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
The following tables present the fair values of our defined benefit pension plans’ assets, by level within the fair value hierarchy, as of December 31, 2016 and 2015.

	December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$24	$—	$24
Equity:
Common stocks	71	—	—	71
Mutual funds	160	—	—	160
Pooled funds	—	451	—	451
Fixed income:
Corporate	—	570	—	570
Government	—	90	—	90
Pooled funds	—	173	—	173
Private equity	—	—	60	60
Real estate	—	—	39	39
Other	2	—	19	21
Total investments, at fair value	$233	$1,308	$118	$1,659

	December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$27	$—	$27
Equity:
Common stocks	57	—	—	57
Mutual funds	142	—	—	142
Pooled funds	—	399	—	399
Fixed income:
Corporate	—	516	—	516
Government	—	103	—	103
Pooled funds	—	193	—	193
Private equity	—	—	62	62
Real estate	—	—	50	50
Other	2	—	19	21
Total investments, at fair value	$201	$1,238	$131	$1,570

The following is a reconciliation of the beginning and ending balances recorded for plan assets classified as Level 3 in the fair value hierarchy:

	2016
(In millions)	Private Equity	Real Estate	Other	Total
Beginning balance	$62	$50	$19	$131
Actual return on plan assets:
Realized	8	5	—	13
Unrealized	2	(3)	—	(1)
Purchases	2	1	—	3
Sales	(14)	(14)	—	(28)
Ending balance	$60	$39	$19	$118

	2015
(In millions)	Private Equity	Real Estate	Other	Total
Beginning balance	$66	$57	$21	$144
Actual return on plan assets:
Realized	12	6	—	18
Unrealized	(1)	(3)	(2)	(6)
Purchases	5	5	—	10
Sales	(20)	(15)	—	(35)
Ending balance	$62	$50	$19	$131
Cash Flows
Contributions to defined benefit plans – Our funding policy with respect to the funded pension plans is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional, discretionary, amounts from time to time as determined appropriate by management. In 2016, we made pension contributions totaling $119 million. We have no required funding for 2017, but may make voluntary contributions at our discretion. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are estimated to be approximately $14 million and $32 million, respectively, in 2017.

Estimated future benefit payments – The following gross benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated.

(In millions)	Pension Benefits	Other Benefits
2017	$174	$32
2018	177	35
2019	182	37
2020	165	39
2021	165	41
2022 through 2026	801	222
Contributions to defined contribution plans – We also contribute to several defined contribution plans for eligible employees. Contributions to these plans totaled $113 million, $94 million and $86 million in 2016, 2015 and 2014, respectively.
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
Our participation in this plan for 2016, 2015 and 2014 is outlined in the table below. The “EIN” column provides the Employee Identification Number for the plan. The most recent Pension Protection Act zone status available in 2016 and 2015 is for the plan’s year ended December 31, 2015 and December 31, 2014, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates a financial improvement plan or a rehabilitation plan has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. There have been no significant changes that affect the comparability of 2016, 2015 and 2014 contributions. Our portion of the contributions does not make up more than five percent of total contributions to the plan.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	MPC Contributions (In millions)			Surcharge Imposed	Expiration Date of Collective – Bargaining Agreement
Pension Fund	EIN	2016	2015		2016	2015	2014
Central States, Southeast and Southwest Areas Pension Plan(a)	36-6044243	Red	Red	Implemented	$4	$4	$4	No	January 31, 2019

(a)	This agreement has a minimum contribution requirement of $303 per week per employee for 2017. A total of 280 employees participated in the plan as of December 31, 2016.
Multiemployer Health and Welfare Plan
We contribute to one multiemployer health and welfare plan that covers both active employees and retirees. Through the health and welfare plan employees receive medical, dental, vision, prescription and disability coverage. Our contributions to this plan totaled $6 million, $7 million and $6 million for 2016, 2015 and 2014, respectively.

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
Stock Options – We grant stock options to certain officer and non-officer employees. All of the stock options granted in 2016 fell under the MPC 2012 Plan. Stock options awarded under the MPC 2011 Plan and the MPC 2012 Plan represent the right to purchase shares of our common stock at its fair market value, which is the closing price of MPC’s common stock on the date of grant. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of three years. We use the Black Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.
Restricted Stock and Restricted Stock Units – We grant restricted stock and restricted stock units to employees and non-employee directors. In general, restricted stock and restricted stock units granted to employees vest over a requisite service period of three years. Restricted stock and restricted stock unit awards granted after 2011 to officers are subject to an additional one year holding period after the three-year vesting period. Restricted stock recipients who received grants in 2012 and after have the right to vote such stock; however, dividends are accrued and will be paid upon vesting. Restricted stock units granted to non-employee directors are considered to vest immediately at the time of the grant for accounting purposes, as they are non-forfeitable, but are not issued until the director’s departure from the board of directors. Restricted stock unit recipients do not have the right to vote such shares and receive dividend equivalents payable upon vesting. The non-vested shares are not transferable and are held by our transfer agent. The fair values of restricted stock are equal to the market price of our common stock on the grant date.
Performance Units – We grant performance unit awards to certain officer employees. Performance units are dollar denominated. The target value of all performance units is $1.00, with actual payout up to $2.00 per unit (up to 200 percent of target). Performance units issued under the MPC 2012 Plan have a 36-month requisite service period. The payout value of these awards will be determined by the relative ranking of the total shareholder return (“TSR”) of MPC common stock compared to the TSR of a select group of peer companies, as well as the Standard & Poor’s 500 Energy Index fund over an average of four measurement periods. These awards will be settled 25 percent in MPC common stock and 75 percent in cash. The number of shares actually distributed will be determined by dividing 25 percent of the final payout by the closing price of MPC common stock on the day the Committee certifies the final TSR rankings, or the next trading day if the certification is made outside of normal trading hours. The performance units paying out in cash are accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter. The performance units that settle in shares are accounted for as equity awards.

Total Stock-Based Compensation Expense
The following table reflects activity related to our stock-based compensation arrangements:

(In millions)	2016	2015	2014
Stock-based compensation expense	$45	$42	$40
Tax benefit recognized on stock-based compensation expense	17	16	15
Cash received by MPC upon exercise of stock option awards	10	33	26
Tax benefit received for tax deductions for stock awards exercised	4	26	19
Stock Option Awards
The Black Scholes option-pricing model values used to value stock option awards granted were determined based on the following weighted average assumptions:

	2016	2015	2014
Weighted average exercise price per share	$35.27	$50.85	$42.51
Expected life in years	6.2	6.0	5.8
Expected volatility	38%	33%	36%
Expected dividend yield	3.0%	2.0%	1.9%
Risk-free interest rate	1.4%	1.7%	1.8%
Weighted average grant date fair value of stock option awards granted	$9.84	$13.44	$12.69
The expected life of stock options granted is based on historical data and represents the period of time that options granted are expected to be held prior to exercise. The 2016 assumption for expected volatility of our stock price reflects a weighting of 50 percent of our common stock implied volatility and 50 percent of our common stock historical volatility. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The following is a summary of our common stock option activity in 2016:

	Number of of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	8,724,631	$27.16
Granted	1,474,177	35.27
Exercised	(637,761)	18.78
Forfeited, canceled or expired	(29,607)	42.91
Outstanding at December 31, 2016	9,531,440	28.93
Vested and expected to vest at December 31, 2016	9,518,269	28.90	5.4	$205
Exercisable at December 31, 2016	7,094,204	24.90	4.3	181
The intrinsic value of options exercised by MPC employees during 2016, 2015 and 2014 was $14 million, $60 million and $48 million, respectively.
As of December 31, 2016, unrecognized compensation cost related to stock option awards was $8 million, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards
The following is a summary of restricted stock award activity of our common stock in 2016:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1,074,543	$47.70	513,220	$24.59
Granted	732,074	36.17	45,495	40.85
RS’s Vested/RSU’s Issued	(477,339)	46.26	(197,598)	21.62
Forfeited	(78,935)	47.53	—	—
Outstanding at December 31, 2016	1,250,343	41.51	361,117	28.26
Of the 361,117 restricted stock units outstanding, 343,327 are vested and have a weighted average grant date fair value of $27.25. These vested but unissued units are held by our non-employee directors and certain officers, are non-forfeitable and are issuable upon the director’s departure from our board of directors or officers end of employment with the company.
The following is a summary of the values related to restricted stock and restricted stock unit awards held by MPC employees and non-employee directors:

	Restricted Stock		Restricted Stock Units
	Intrinsic Value of Awards Vested During the Period (in millions)	Weighted Average Grant Date Fair Value of Awards Granted During the Period	Intrinsic Value of Awards Vested During the Period (in millions)	Weighted Average Grant Date Fair Value of Awards Granted During the Period
2016	$17	$36.17	$8	$40.85
2015	27	50.64	21	49.87
2014	28	43.82	—	42.95
As of December 31, 2016, unrecognized compensation cost related to restricted stock awards was $34 million, which is expected to be recognized over a weighted average period of 1.5 years. There was no material unrecognized compensation cost related to restricted stock unit awards.
Performance Unit Awards
The following table presents a summary of the 2016 activity for performance unit awards to be settled in shares:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	6,145,442	$0.92
Granted	2,329,500	0.57
Exercised	(1,904,792)	0.95
Canceled	(314,972)	0.93
Outstanding at December 31, 2016	6,255,178	0.78
The number of shares that would be issued upon target vesting, using the closing price of our common stock on December 31, 2016 would be 124,234 shares.
As of December 31, 2016, unrecognized compensation cost related to equity-classified performance unit awards was $2 million, which is expected to be recognized over a weighted average period of 1.5 years.

Performance units paying out in units have a grant date fair value calculated using a Monte Carlo valuation model, which requires the input of subjective assumptions. The following table provides a summary of these assumptions:

	2016	2015	2014
Risk-free interest rate	0.96%	0.95%	0.63%
Look-back period	2.83 years	2.84 years	2.84 years
Expected volatility	34.15%	30.38%	38.51%
Grant date fair value of performance units granted	$0.57	$0.95	$0.85
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
The MPLX 2012 Incentive Compensation Plan (“MPLX Plan”) permits various types of equity awards including but not limited to grants of phantom units and performance units. Awards granted under the MPLX Plan will be settled with MPLX units. Compensation expense for these awards were not material to our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.

24.	Leases

Lessee
We lease a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, storage facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. Future minimum commitments as of December 31, 2016, for capital lease obligations and for operating lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Capital Lease Obligations	Operating Lease Obligations
2017	$50	$254
2018	50	211
2019	45	198
2020	49	188
2021	45	170
Later years	206	569
Total minimum lease payments	445	$1,590
Less imputed interest costs	126
Present value of net minimum lease payments	$319
Operating lease rental expense was:

(In millions)	2016	2015	2014
Rental expense	$327	$331	$256

Lessor
MPLX has certain natural gas gathering, transportation and processing agreements in which it is considered to be the lessor under several implicit operating lease arrangements in accordance with US GAAP. MPLX’s primary implicit lease operations relate to a natural gas gathering agreement in the Marcellus region for which it earns a fixed-fee for providing gathering services to a single producer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. The primary term of the natural gas gathering arrangement expires in 2023 and will continue thereafter on a year to year basis until terminated by either party. Other significant implicit leases relate to a natural gas processing agreement in the Marcellus region and a natural gas processing agreement in the Southern Appalachia region for which MPLX earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. The primary term of these natural gas processing agreements expire during 2023 and 2030.
Our revenue from implicit lease arrangements, excluding executory costs, totaled approximately $246 million, $16 million and $0 million in 2016, 2015 and 2014, respectively. The implicit lease arrangements related to the processing facilities contain contingent rental provisions whereby we receive additional fees if the producer customer exceeds the monthly minimum processed volumes. During the year ended December 31, 2016, we received $7 million in contingent lease payments and less than $1 million for the year ended December 31, 2015. The following is a schedule of minimum future rentals on the non‑cancellable operating leases as of December 31, 2016:

(In millions)
2017	$197
2018	200
2019	202
2020	201
2021	185
Later years	460
Total minimum lease payments	$1,445
The following schedule summarizes our investment in assets held for operating lease by major classes as of December 31, 2016:

(In millions)
Natural gas gathering and NGL transportation pipelines and facilities	$650
Natural gas processing facilities	844
Construction in progress	219
Property, plant and equipment	1,713
Less accumulated depreciation	84
Total property, plant and equipment	$1,629

25.	Commitments and Contingencies
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

At December 31, 2016 and 2015, accrued liabilities for remediation totaled $132 million and $163 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $58 million and $70 million at December 31, 2016 and 2015, respectively.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
MarkWest Environmental Proceeding – In July 2015, representatives from the EPA and the United States Department of Justice conducted a raid on a pipeline launcher/receiver site of MarkWest Liberty Midstream & Resources, L.L.C., a wholly-owned subsidiary of MPLX (“MarkWest Liberty Midstream”), utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by a magistrate of the United States District Court for the Western District of Pennsylvania. As part of this initiative, the U.S. Attorney’s Office for the Western District of Pennsylvania, with the assistance of EPA’s Criminal Investigation Division proceeded with an investigation of MarkWest’s launcher/receiver, pipeline and compressor station operations. In response to the investigation, MarkWest initiated independent studies which demonstrated that there was no risk to worker safety and no threat of public harm associated with MarkWest’s launcher/receiver operations. These findings were supported by a subsequent inspection and review by the Occupational Safety and Health Administration. After providing these studies, and other substantial documentation related to MarkWest's pipeline and compressor stations, and arranging site visits and conducting several meetings with the government’s representatives, on September 13, 2016, the U.S. Attorney’s Office for the Western District of Pennsylvania rendered a declination decision, dropping its criminal investigation and declining to pursue charges in this matter.
MarkWest Liberty Midstream continues to discuss with the EPA and the State of Pennsylvania civil enforcement allegations associated with permitting or other related regulatory obligations for its launcher/receiver and compressor station facilities in the region. In connection with these discussions, MarkWest Liberty Midstream received an initial proposal from the EPA to settle all civil claims associated with this matter for the combination of a proposed cash penalty of approximately $2.4 million and proposed supplemental environmental projects with an estimated cost of approximately $3.6 million. MarkWest Liberty Midstream will be submitting a response asserting that this action involves novel issues surrounding primarily minor source emissions from facilities that the agencies themselves considered de minimis were not the subject of regulation and consequently that the settlement proposal is excessive. MarkWest will continue to negotiate with the EPA regarding the amount and scope of the proposed settlement.
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
Guarantees related to indebtedness of equity method investees – We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of December 31, 2016.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $29 million as of December 31, 2016.
In connection with our 50 percent ownership in Crowley Ocean Partners, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of December 31, 2016, our maximum potential undiscounted payments under this agreement for debt principal totaled $163 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. The maximum exposure under these arrangements is 50 percent of the amount of the debt, which was $142 million as of December 31, 2016.
Marathon Oil indemnifications – In conjunction with the Spinoff, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of December 31, 2016, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the RM&T Business operations prior to the Spinoff which are not already reflected in the unrecognized tax benefits described in Note 12, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect the Spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.
Other guarantees – We have entered into other guarantees with maximum potential undiscounted payments totaling $82 million as of December 31, 2016, which consist primarily of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage and leases of assets containing general lease indemnities and guaranteed residual values.
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

Contractual commitments and contingencies – At December 31, 2016 and 2015, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $899 million and $1.6 billion. The contractual commitments at December 31, 2016 includes $131 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets. The contractual commitments at December 31, 2015 included the $331 million contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets, $630 million for contributions to North Dakota Pipeline and $69 million for contributions to Crowley Ocean Partners. See Note 17 for additional information on the contingent consideration.
Certain natural gas processing and gathering arrangements require us to construct natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producer customers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of December 31, 2016, management does not believe there are any indications that we will not be able to meet the construction milestones, that force majeure does not apply, or that such fees and charges will otherwise be triggered.

26.	Subsequent Events
On February 6, 2017, MPLX announced that its wholly-owned subsidiary, MarkWest, and Antero Midstream Partners L.P. (“Antero Midstream”) formed a strategic joint venture, Sherwood Midstream LLC, to support the development of Antero Resources Corporation’s extensive Marcellus Shale acreage in the prolific rich-gas corridor of West Virginia. In connection with this transaction, MarkWest contributed approximately $134 million of assets currently under construction at the Sherwood Complex and Antero Midstream made an initial capital contribution of approximately $154 million.
On February 10, 2017, MPLX completed a public offering of $1.25 billion aggregate principal amount of 4.125% unsecured senior notes due March 2027 and $1.0 billion aggregate principal amount of 5.200% unsecured senior notes due March 2047. MPLX intends to use the net proceeds from this offering for general partnership purposes, which may include, from time to time, acquisitions (including the previously announced planned dropdown of assets from MPC) and capital expenditures.
On February 13, 2017, MPLX announced that it had entered into an asset purchase agreement with Enbridge Pipelines (Ozark) LLC (“Enbridge Ozark”), under which an affiliate of Pipe Line Holdings has agreed to purchase the Ozark pipeline for approximately $220 million from Enbridge Ozark. The Ozark pipeline is a 433-mile, 22-inch crude oil pipeline originating in Cushing, Oklahoma, and terminating in Wood River, Illinois, capable of transporting approximately 230 mbpd. The purchase transaction is expected to close in the first quarter of 2017, subject to customary closing conditions, including regulatory approvals.

Selected Quarterly Financial Data (Unaudited)

	2016				2015
(In millions, except per share data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$12,755	$16,811	$16,618	$17,155	$17,191	$20,537	$18,716	$15,607
Income from operations	75	1,315	435	553	1,470	1,335	1,549	338
Net income (loss)	(78)	783	219	289	903	839	958	168
Net income attributable to MPC	1	801	145	227	891	826	948	187

Net income attributable to MPC per share:(a)
Basic	$0.003	$1.51	$0.28	$0.43	$1.63	$1.52	$1.77	$0.35
Diluted	0.003	1.51	0.27	0.43	1.62	1.51	1.76	0.35
Dividends paid per share	0.32	0.32	0.36	0.36	0.25	0.25	0.32	0.32

(a)	We completed a two-for-one stock split in June 2015. All historical per share data has been retroactively restated on a post-split basis.

Supplementary Statistics (Unaudited)

(In millions)	2016	2015	2014
Income from Operations by segment
Refining & Marketing(a)	$1,543	$4,086	$3,538
Speedway(a)	734	673	544
Midstream(b)	871	380	342
Items not allocated to segments:
Corporate and other unallocated items(b)	(277)	(299)	(277)
Pension settlement expenses	(7)	(4)	(96)
Impairment(c)	(486)	(144)	—
Income from operations	$2,378	$4,692	$4,051
Capital Expenditures and Investments(d)(e)
Refining & Marketing	$1,101	$1,045	$1,043
Speedway	303	501	2,981
Midstream	1,521	14,545	604
Corporate and Other(f)	144	192	110
Total	$3,069	$16,283	$4,738

(a)
In 2016, the Refining & Marketing and Speedway segments include an inventory LCM benefit of $345 million and $25 million, respectively. In 2015, the Refining & Marketing and Speedway segments include an inventory LCM charge of $345 million and $25 million, respectively.

(b)
Included in the Midstream segment for 2016, 2015 and 2014 are $11 million, $20 million and $19 million of corporate overhead expenses attributable to MPLX. The remaining corporate overhead expenses are not currently allocated to other segments, but instead reported in corporate and other unallocated items.

(c)
2016 relates to impairments of goodwill and equity method investments. 2015 relates to the cancellation of the Residual Oil Upgrader Expansion project. See Notes 15, 16 and 17 to the audited consolidated financial statements.

(d)	Capital expenditures include changes in capital accruals.

(e)	Includes $13.85 billion in 2015 for the MarkWest Merger and $2.71 billion in 2014 for the acquisition of Hess’ Retail Operations and Related Assets. See Note 5.

(f)	Includes capitalized interest of $63 million, $37 million and $27 million for 2016, 2015 and 2014, respectively.

Supplementary Statistics (Unaudited)

	2016	2015	2014
MPC Consolidated Refined Product Sales Volumes (mbpd)(a)	2,269	2,301	2,138
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (mbpd)(b)	2,259	2,289	2,125
Refining & Marketing gross margin (dollars per barrel)(c)(d)	$11.26	$15.25	$15.05
Crude oil capacity utilization percent(e)	95	99	95
Refinery throughputs (mbpd):(f)
Crude oil refined	1,699	1,711	1,622
Other charge and blendstocks	151	177	184
Total	1,850	1,888	1,806
Sour crude oil throughput percent	60	55	52
WTI-priced crude oil throughput percent	19	20	19
Refined product yields (mbpd):(f)
Gasoline	900	913	869
Distillates	617	603	580
Propane	35	36	35
Feedstocks and special products	241	281	276
Heavy fuel oil	32	31	25
Asphalt	58	55	54
Total	1,883	1,919	1,839
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.83	$1.13	$1.80
Depreciation and amortization	1.47	1.39	1.41
Other manufacturing(h)	4.09	4.15	4.86
Total	$7.39	$6.67	$8.07
Refining & Marketing Operating Statistics By Region – Gulf Coast
Refinery throughputs (mbpd):(i)
Crude oil refined	1,039	1,060	991
Other charge and blendstocks	195	184	182
Total	1,234	1,244	1,173
Sour crude oil throughput percent	73	68	64
WTI-priced crude oil throughput percent	8	6	3
Refined product yields (mbpd):(i)
Gasoline	514	534	508
Distillates	399	392	368
Propane	26	26	23
Feedstocks and special products	286	286	274
Heavy fuel oil	21	15	13
Asphalt	15	16	13
Total	1,261	1,269	1,199
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$2.09	$0.81	$1.82
Depreciation and amortization	1.14	1.09	1.15
Other manufacturing(h)	3.70	3.88	4.73
Total	$6.93	$5.78	$7.70

Supplementary Statistics (Unaudited)
	2016	2015	2014
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (mbpd):(i)
Crude oil refined	660	651	631
Other charge and blendstocks	39	39	45
Total	699	690	676
Sour crude oil throughput percent	40	34	33
WTI-priced crude oil throughput percent	38	43	44
Refined product yields (mbpd):(i)
Gasoline	386	379	361
Distillates	218	211	212
Propane	11	12	13
Feedstocks and special products	35	38	43
Heavy fuel oil	12	17	13
Asphalt	43	39	41
Total	705	696	683
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.15	$1.64	$1.66
Depreciation and amortization	1.88	1.83	1.78
Other manufacturing(h)	4.29	4.36	4.76
Total	$7.32	$7.83	$8.20
Speedway Operating Statistics(j)
Convenience stores at period-end(k)	2,733	2,766	2,746
Gasoline and distillate sales (millions of gallons)	6,094	6,038	3,942
Gasoline & distillate gross margin (dollars per gallon)(d)(l)	$0.1656	$0.1823	$0.1775
Merchandise sales (in millions)	$5,007	$4,879	$3,611
Merchandise gross margin (in millions)	$1,435	$1,368	$975
Merchandise gross margin percent	28.7%	28.0%	27.0%
Same store gasoline sales volume (period over period)	(0.4)%	(0.3)%	(0.7)%
Same store merchandise sales (period over period)(m)	3.2%	4.1%	5.0%
Midstream Operating Statistics
Crude oil and refined product pipeline throughputs (mbpd)(n)	2,311	2,191	2,119
Gathering system throughput (MMcf/d)(o)	3,275	3,075
Natural gas processed (MMcf/d)(o)	5,761	5,468
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)(o)	335	307

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail customers.

(b)	Includes intersegment sales.

(c)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(d)	Excludes the lower of cost or market adjustment.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)	Excludes inter-refinery volumes of 83 mbpd, 46 mbpd and 43 mbpd for 2016, 2015 and 2014, respectively.

(g)	Per barrel of total refinery throughputs.

(h)	Includes utilities, labor, routine maintenance and other operating costs.

(i)	Includes inter-refinery transfer volumes.

(j)	Includes the impact of Hess’ Retail Operations and Related Assets from the September 30, 2014 acquisition date.

(k)	Decrease in 2016 was primarily due to the contribution of 41 travel centers to the Pilot joint venture.

(l)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(m)	Excludes cigarettes.

(n)	On owned common-carrier pipelines, excluding equity method investments.

(o)	Includes the results of the MarkWest assets beginning on the Dec. 4, 2015 acquisition date.Includes amounts related to unconsolidated equity method investments on a 100% basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the fourth quarter ended December 31, 2016, we completed the integration of MarkWest into our internal control environment. See Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control over Financial Reporting and – Report of Independent Registered Public Accounting Firm, which reports are incorporated herein by reference.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information concerning our directors required by this item is incorporated by reference to the material appearing under the sub-heading “Proposal No. 1 – Election of Class III Directors” located under the heading “Proposals of the Board” in our Proxy Statement for the 2017 Annual Meeting of Shareholders. Information concerning our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.
Our board of directors has established the Audit Committee and determined our “Audit Committee Financial Expert.” The related information required by this item is incorporated by reference to the material appearing under the sub-headings “The Board of Directors” and “Audit Committee Financial Expert” located under the heading “The Board of Directors and Corporate Governance” in our Proxy Statement for the 2017 Annual Meeting of Shareholders.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation
Information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation-Based Risk Assessment” and “Executive Compensation;” under the sub-headings “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” located under the heading “The Board of Directors and Corporate Governance;” and under the headings “Compensation of Directors” and “Compensation Committee Report” in our Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our Proxy Statement for the 2017 Annual Meeting of Shareholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2016 with respect to shares of our common stock that may be issued under the MPC 2012 Plan and the MPC 2011 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans(c)
Equity compensation plans approved by stockholders	10,141,025	$28.93	43,002,076
Equity compensation plan not approved by stockholders	—	—	—
Total	10,141,025	N/A	43,002,076

 (a) Includes the following:

1)	9,531,440 stock options granted pursuant to the MPC 2012 Plan and the MPC 2011 Plan and not forfeited, cancelled or expired as of December 31, 2016.

2)	361,117 restricted stock units granted pursuant to the MPC 2012 Plan and the MPC 2011 Plan for shares unissued and not forfeited, cancelled or expired as of December 31, 2016.

3)
248,468 shares as the maximum potential number of shares that could be issued in settlement of performance units outstanding as of December 31, 2016 pursuant to the MPC 2012 Plan, based on the closing price of our common stock on December 31, 2016 of $50.35 per share. The number of shares reported for this award vehicle may overstate dilution. See Note 23 for more information on performance unit awards granted under the MPC 2012 Plan.

In addition to the awards reported above, 1,250,343 shares of restricted stock have been issued pursuant to the MPC 2012 Plan and were outstanding as of December 31, 2016.

(b)	Restricted stock, restricted stock units and performance units are not taken into account in the weighted-average exercise price as such awards have no exercise price.

(c)
Reflects the shares available for issuance pursuant to the MPC 2012 Plan. All granting authority under the MPC 2011 Plan was revoked following the approval of the MPC 2012 Plan by shareholders on April 25, 2012. No more than 17,199,310 of the shares reported in this column may be issued for awards other than stock options or stock appreciation rights. The number of shares reported in this column assumes 248,468 as the maximum potential number of shares that could be issued pursuant to the MPC 2012 Plan in settlement of performance units outstanding as of December 31, 2016, based on the closing price of our common stock on December 31, 2016, of $50.35 per share. The number of shares assumed for this award vehicle may understate the number of shares available for issuance pursuant to the MPC 2012 Plan. See Note 23 for more information on performance unit awards granted pursuant to the MPC 2012 Plan. Shares related to grants made pursuant to the MPC 2012 Plan that are forfeited, cancelled or expire unexercised become immediately available for issuance under the MPC 2012 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Person Transactions,” and under the sub-heading “Board and Committee Independence” under the heading “The Board of Directors and Corporate Governance” in our Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to the material appearing under the heading “Independent Registered Public Accounting Firm’s Fees, Services and Independence” in our Proxy Statement for the 2017 Annual Meeting of Shareholders.

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
10.7
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
		8-K	10.1	11/26/2014	001-35054
10.9	Contribution, Conveyance and Assumption Agreement, dated as of October 31, 2012, among MPLX LP, MPLX GP LLC, MPLX Operations LLC, MPC Investment LLC, MPLX Logistics Holdings LLC, Marathon Pipe Line LLC, MPL Investment LLC, MPLX Pipe Line Holdings LP and Ohio River Pipe Line LLC.	8-K	10.1	11/6/2012	001-35054
10.10	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC.	8-K	10.2	11/6/2012	001-35054
10.11 *	Marathon Petroleum Corporation Second Amended and Restated 2011 Incentive Compensation Plan	S-3	4.3	12/7/2011	333-175286
10.12 *	Marathon Petroleum Corporation Policy for Recoupment of Annual Cash Bonus Amounts	10-K	10.10	2/29/2012	001-35054
10.13 *	Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors	10-K	10.13	2/28/2013	001-35054
10.14 *	Marathon Petroleum Amended and Restated Excess Benefit Plan					X
10.15 *	Marathon Petroleum Amended and Restated Deferred Compensation Plan	10-K	10.13	2/29/2012	001-35054
10.16 *	Marathon Petroleum Corporation Executive Tax, Estate, and Financial Planning Program	10-K	10.14	2/29/2012	001-35054

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.17 *	Speedway Excess Benefit Plan	10-K	10.15	2/29/2012	001-35054
10.18 *	Speedway Deferred Compensation Plan	10-K	10.16	2/29/2012	001-35054
10.19 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan – Section 16 Officer Restricted Stock Award Agreement (3 year pro rata vesting)	8-K	10.4	7/7/2011	001-35054
10.20 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan – Section 16 Officer Restricted Stock Award Agreement (3 year cliff vesting)	8-K	10.5	7/7/2011	001-35054
10.21 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan Nonqualified Stock Option Award Agreement – Section 16 Officer	8-K	10.6	7/7/2011	001-35054
10.22 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Award Agreement – Section 16 Officer	8-K	10.1	12/7/2011	001-35054
10.23 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Nonqualified Stock Option Award Agreement – Section 16 Officer	8-K	10.2	12/7/2011	001-35054
10.24 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Unit Award Agreement – Non-Employee Director	10-K	10.22	2/29/2012	001-35054
10.25 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan – Performance Unit Award Agreement	10-K	10.23	2/29/2012	001-35054
10.26 *	Marathon Petroleum Corporation Amended and Restated Executive Change in Control Severance Benefits Plan	10-K	10.26	2/28/2013	001-35054
10.27 * `	Form of Marathon Petroleum Corporation Performance Unit Award Agreement – 2012-2014 Performance Cycle	10-Q	10.3	5/9/2012	001-35054
10.28 *	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement – Officer	10-Q	10.4	5/9/2012	001-35054
10.29 *	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement – Officer	10-Q	10.5	5/9/2012	001-35054
10.30 *	Marathon Petroleum Corporation 2012 Incentive Compensation Plan	S-8	4.3	4/27/2012	333-181007
10.31 *	Marathon Petroleum Annual Cash Bonus Program					X
10.32 *	MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.32	2/28/2013	001-35054
10.33 *	Form of Marathon Petroleum Corporation Performance Unit Award Agreement – 2013-2015 Performance Cycle	10-Q	10.1	5/9/2013	001-35054
10.34 *	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement – Officer	10-Q	10.2	5/9/2013	001-35054
10.35 *	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement – Officer	10-Q	10.3	5/9/2013	001-35054
10.36 *	MPLX LP – Form of MPC Officer Phantom Unit Award Agreement	10-Q	10.4	5/9/2013	001-35054
10.37 *	MPLX LP – Form of MPC Officer Performance Unit Award Agreement – 2013-2015 Performance Cycle	10-Q	10.5	5/9/2013	001-35054
10.38 *	Amendment to Certain Outstanding MPC Restricted Stock Award Agreements and Performance Unit Award Agreements of Garry L. Peiffer	10-K	10.38	2/28/2014	001-35054

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.39*	Form of Marathon Petroleum Corporation Performance Unit Award Agreement – 2014-2016 Performance Cycle	10-Q	10.1	5/5/2014	001-35054
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
		8-K	10.1	8/29/2014	001-35054
10.41*	First Amendment to the Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan	10-Q	10.1	8/3/2015	001-35054
10.42*	First Amendment to the Marathon Petroleum Corporation 2012 Incentive Compensation Plan	10-Q	10.2	8/3/2015	001-35054
10.43	Amendment Agreement, dated as of October 27, 2015, to Credit Agreement, dated November 20, 2014 by and among MPLX LP, Citibank, N.A., Wells Fargo Bank, National Association, and the other institutions named on the signature pages thereto.	8-K	10.1	11/2/2015	001-35054
10.44*	Retention Agreement, by and between Marathon Petroleum Company LP and Randy S. Nickerson, dated November 13, 2015	10-K	10.44	2/26/2016	001-35054
10.45*	Marathon Petroleum Thrift Plan					X
10.46	Loan Agreement, by and between MPLX LP and MPC Investment LLC, dated December 4, 2015	8-K	10.1	12/10/2015	001-35054
10.47	First Amendment to Receivables Purchase Agreement, dated July 20, 2016, by and among MPC Trade Receivables Company LLC, Marathon Petroleum Company LP, The Bank of Tokyo-Mitsubishi UFJ., Ltd., New York Branch, as administrative agent and sole lead arranger, certain committed purchasers and conduit purchasers that are parties thereto from time to time and certain other parties thereto from time to time as managing agents and letter of credit issuers.	8-K	10.3	7/26/2016	001-35054
10.48	Form of Marathon Petroleum Corporation Performance Unit Award Agreement	10-Q	10.1	5/2/2016	001-35054
10.49	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement - Officer	10-Q	10.2	5/2/2016	001-35054
10.50	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement - Officer	10-Q	10.3	5/2/2016	001-35054
10.51	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.4	5/2/2016	001-35054
10.52	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.5	5/2/2016	001-35054
12.1	Computation of Ratio of Earnings to Fixed Charges					X
14.1	Code of Ethics for Senior Financial Officers					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of Marathon Petroleum Corporation					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase.					X

†	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2017	MARATHON PETROLEUM CORPORATION

By: /s/ John J. Quaid

John J. Quaid Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 24, 2017 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Gary R. Heminger	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Gary R. Heminger

/s/ Timothy T. Griffith	Senior Vice President and Chief Financial Officer (principal financial officer)
Timothy T. Griffith

/s/ John J. Quaid	Vice President and Controller (principal accounting officer)
John J. Quaid

*	Director
Abdulaziz F. Alkhayyal

*	Director
Evan Bayh

*	Director
Charles E. Bunch

*	Director
David A. Daberko

*	Director
Steven A. Davis

*	Director
Donna A. James

*	Director
James E. Rohr

*	Director
Frank M. Semple

*	Director
John W. Snow

*	Director
J. Michael Stice

*	Director
John P. Surma

* The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the registrant, which is being filed herewith on behalf of such directors and officers.

By: /s/ Gary R. Heminger	February 24, 2017

Gary R. Heminger Attorney-in-Fact