Form 10-Q
period 2017-03-31
Marathon Petroleum Corp
filed 2017-05-01
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 518,737,401 shares of Marathon Petroleum Corporation common stock outstanding as of April 27, 2017.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended March 31, 2017

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ATB	Articulated tug barges
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization, a non-GAAP financial measure
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
IDR	Incentive Distribution Rights
LCM	Lower of cost or market
LIFO	Last in, first out, an inventory costing method
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MMbtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
OTC	Over-the-Counter
ppm	Parts per million
RIN	Renewable Identification Number
SEC	Securities and Exchange Commission
ULSD	Ultra-low sulfur diesel
U.S. GAAP	Accounting principles generally accepted in the United States
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$16,288	$12,755
Income from equity method investments	57	22
Net gain on disposal of assets	5	25
Other income	43	28
Total revenues and other income	16,393	12,830
Costs and expenses:
Cost of revenues (excludes items below)	13,133	9,701
Purchases from related parties	122	107
Inventory market valuation adjustment	—	15
Consumer excise taxes	1,813	1,826
Impairment expense	—	129
Depreciation and amortization	536	490
Selling, general and administrative expenses	389	378
Other taxes	108	109
Total costs and expenses	16,101	12,755
Income from operations	292	75
Net interest and other financial income (costs)	(150)	(142)
Income (loss) before income taxes	142	(67)
Provision for income taxes	41	11
Net income (loss)	101	(78)
Less net income (loss) attributable to:
Redeemable noncontrolling interest	16	—
Noncontrolling interests	55	(79)
Net income attributable to MPC	$30	$1
Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$0.06	$0.003
Weighted average shares outstanding	525	529
Diluted:
Net income attributable to MPC per share	$0.06	$0.003
Weighted average shares outstanding	530	531
Dividends paid	$0.36	$0.32
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Net income (loss)	$101	$(78)
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $3 and $5	4	8
Prior service costs, net of tax of ($4) and ($5)	(7)	(8)
Other comprehensive income (loss)	(3)	—
Comprehensive income (loss)	98	(78)
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	16	—
Noncontrolling interests	55	(79)
Comprehensive income attributable to MPC	$27	$1
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (MPLX: $265 and $234, respectively)	$2,167	$887
Receivables, less allowance for doubtful accounts of $10 and $12 (MPLX: $276 and $304, respectively)	3,284	3,617
Inventories (MPLX: $62 and $55, respectively)	5,392	5,656
Other current assets (MPLX: $31 and $33, respectively)	199	241
Total current assets	11,042	10,401
Equity method investments (MPLX: $3,306 and $2,471, respectively)	4,704	3,827
Property, plant and equipment, net (MPLX: $11,411 and $11,408, respectively)	25,669	25,765
Goodwill (MPLX: $2,245 and $2,245, respectively)	3,586	3,587
Other noncurrent assets (MPLX: $499 and $506, respectively)	820	833
Total assets	$45,821	$44,413
Liabilities
Current liabilities:
Accounts payable (MPLX: $485 and $541, respectively)	$5,343	$5,593
Payroll and benefits payable (MPLX: $0 and $1, respectively)	528	530
Consumer excise taxes payable (MPLX: $2 and $3, respectively)	482	464
Accrued taxes (MPLX: $29 and $35, respectively)	135	153
Debt due within one year (MPLX: $1 and $1, respectively)	28	28
Other current liabilities (MPLX: $98 and $81, respectively)	350	378
Total current liabilities	6,866	7,146
Long-term debt (MPLX: $6,654 and $4,422, respectively)	12,570	10,544
Deferred income taxes (MPLX: $6 and $6, respectively)	3,888	3,861
Defined benefit postretirement plan obligations	1,085	1,055
Deferred credits and other liabilities (MPLX: $187 and $189, respectively)	615	604
Total liabilities	25,024	23,210
Commitments and contingencies (see Note 21)
Redeemable noncontrolling interest	1,000	1,000
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value 0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 731 million and 731 million shares (par value 0.01 per share, 1 billion shares authorized)	7	7
Held in treasury, at cost – 212 million and 203 million shares	(7,905)	(7,482)
Additional paid-in capital	11,159	11,060
Retained earnings	10,046	10,206
Accumulated other comprehensive loss	(237)	(234)
Total MPC stockholders’ equity	13,070	13,557
Noncontrolling interests	6,727	6,646
Total equity	19,797	20,203
Total liabilities, redeemable noncontrolling interest and equity	$45,821	$44,413
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$101	$(78)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	15	15
Impairment expense	—	129
Depreciation and amortization	536	490
Inventory market valuation adjustment	—	15
Pension and other postretirement benefits, net	27	30
Deferred income taxes	(5)	(2)
Net gain on disposal of assets	(5)	(25)
Income from equity method investments	(57)	(22)
Distributions from equity method investments	61	50
Changes in the fair value of derivative instruments	28	(18)
Changes in:
Current receivables	333	325
Inventories	264	226
Current accounts payable and accrued liabilities	(215)	(810)
All other, net	30	5
Net cash provided by operating activities	1,113	330
Investing activities:
Additions to property, plant and equipment	(610)	(745)
Acquisitions	(220)	—
Disposal of assets	2	77
Investments – acquisitions, loans and contributions	(566)	(66)
– redemptions, repayments and return of capital	15	—
All other, net	23	7
Net cash used in investing activities	(1,356)	(727)
Financing activities:
Commercial paper – issued	300	264
– repayments	(300)	(76)
Long-term debt – borrowings	2,241	586
– repayments	(207)	(1,145)
Debt issuance costs	(21)	(1)
Issuance of common stock	10	1
Common stock repurchased	(420)	(75)
Dividends paid	(190)	(169)
Issuance of MPLX LP common units	148	315
Distributions to noncontrolling interests	(158)	(121)
Contributions from noncontrolling interests	126	2
All other, net	(6)	(3)
Net cash provided by (used in) financing activities	1,523	(422)
Net increase (decrease) in cash and cash equivalents	1,280	(819)
Cash and cash equivalents at beginning of period	887	1,127
Cash and cash equivalents at end of period	$2,167	$308
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
Balance as of December 31, 2015	$7	$(7,275)	$11,071	$9,752	$(318)	$6,438	$19,675
Net income (loss)	—	—	—	1	—	(79)	(78)
Dividends declared	—	—	—	(169)	—	—	(169)
Distributions to noncontrolling interests	—	—	—	—	—	(121)	(121)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Shares repurchased	—	(75)	—	—	—	—	(75)
Shares issued (returned) – stock-based compensation	—	(3)	1	—	—	—	(2)
Stock-based compensation	—	—	15	—	—	2	17
Impact from equity transactions of MPLX LP	—	—	(105)	—	—	355	250
Other	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2016	$7	$(7,353)	$10,982	$9,584	$(318)	$6,592	$19,494	$—
Balance as of December 31, 2016	$7	$(7,482)	$11,060	$10,206	$(234)	$6,646	$20,203	$1,000
Net income	—	—	—	30	—	55	85	16
Dividends declared	—	—	—	(190)	—	—	(190)	—
Distributions to noncontrolling interests	—	—	—	—	—	(142)	(142)	(16)
Contributions from noncontrolling interests	—	—	—	—	—	126	126	—
Other comprehensive loss	—	—	—	—	(3)	—	(3)	—
Shares repurchased	—	(420)	—	—	—	—	(420)	—
Shares issued (returned) – stock-based compensation	—	(3)	10	—	—	—	7	—
Stock-based compensation	—	—	17	—	—	—	17	—
Impact from equity transactions of MPLX LP	—	—	72	—	—	42	114	—
Balance as of March 31, 2017	$7	$(7,905)	$11,159	$10,046	$(237)	$6,727	$19,797	$1,000

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2015	729	(198)
Shares repurchased	—	(2)
Shares issued – stock-based compensation	1	—
Balance as of March 31, 2016	730	(200)
Balance as of December 31, 2016	731	(203)
Shares repurchased	—	(9)
Balance as of March 31, 2017	731	(212)
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
1. Description of the Business and Basis of Presentation
Description of the Business—Our business consists of refining and marketing, retail and midstream services conducted primarily in the Midwest, Gulf Coast, East Coast, Northeast and Southeast regions of the United States, through subsidiaries, including Marathon Petroleum Company LP (“MPC LP”), Speedway LLC and its subsidiaries (“Speedway”) and MPLX LP and its subsidiaries (“MPLX”).
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.
Certain prior period financial statement amounts have been reclassified to conform to current period presentation.
In the first quarter of 2017, we revised our segment reporting in connection with the contribution of certain terminal, pipeline and storage assets to MPLX. See Note 3 for additional information. The operating results for these assets are now reported in our Midstream segment. Previously they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised presentation. The results for the pipeline and storage assets were recast effective January 1, 2015 and the results for the terminal assets were recast effective April 1, 2016. Prior to these dates these assets were not considered businesses for accounting purposes and therefore there are no financial results from which to recast segment results. Additionally, the MPLX asset and liability balances as of December 31, 2016 reported in parentheses on our consolidated balance sheets have also been recast to reflect this transaction. See Note 9 and Note 13 for additional information.
2. Accounting Standards
Recently Adopted
In October 2016, the FASB issued an accounting standard update to amend the consolidation guidance issued in February 2015 to require that a decision maker consider, in the determination of the primary beneficiary, its indirect interest in a VIE held by a related party that is under common control on a proportionate basis only. The change was effective for our financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We were required to apply the standard retrospective to January 1, 2016, the date on which we adopted the consolidation guidance issued in February 2015. Adoption of this accounting standard update in the first quarter of 2017 did not have an impact on our consolidated financial statements.
In March 2016, the FASB issued an accounting standard update to simplify some provisions in stock compensation accounting. The areas for simplification involve the accounting for share-based payment transactions, including income tax consequences, classifications of awards as either equity or liabilities and classification within the statement of cash flows. The changes were effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Adoption of this accounting standard update in the first quarter of 2017 did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued an accounting standard update eliminating the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. This change was effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Adoption of this accounting standard update in the first quarter of 2017 did not have an impact on our consolidated financial statements.

Not Yet Adopted
In March 2017, the FASB issued an update requiring that the service cost component of pension and postretirement benefit costs be presented in the same line item as other current employee compensation costs and other components of those benefit costs be presented separately from the service cost component and outside a subtotal of income from operations, if presented.  The update also requires that only the service cost component of pension and postretirement benefit cost is eligible for capitalization. The update is effective for annual periods beginning after December 15, 2017 and interim periods within that annual period. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of only service costs. Early adoption is permitted. We do not expect application of this accounting standard update to have a material impact on our consolidated financial statements.
In February 2017, the FASB issued an accounting standard update addressing the derecognition of nonfinancial assets. The guidance defines in substance nonfinancial assets, and states that the derecognition of business activities should be evaluated under the consolidation guidance, with limited exceptions related to conveyances of oil and gas mineral rights or contracts with customers. The standard eliminates the previous exclusion for businesses that are in-substance real estate, and eliminates some differences based on whether a transferred set is that of assets or a business and whether the transfer is to a joint venture. The standard must be implemented in conjunction with the implementation date of the revenue recognition accounting standard update, which we will implement January 1, 2018. We plan to adopt the new standard using the modified retrospective method and are in the process of determining the impact of the accounting standard update on the consolidated financial statements together with our evaluation of the new revenue recognition standard, as described further below.
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
In February 2016, the FASB issued an accounting standard update requiring lessees to record virtually all leases on their balance sheets. The accounting standard update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The change will be effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementation. We expect to recognize an asset and obligation related to leases previously accounted for as operating leases.
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
In May 2014, the FASB issued an accounting standard update for revenue recognition for contracts with customers. The guidance in the accounting standard update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and then recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. The change will be effective on a retrospective or modified retrospective basis for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted, no earlier than January 1, 2017. We are currently evaluating the impact of this standard on our financial statements and disclosures, internal controls and accounting policies. This evaluation process is primarily focused on reviewing service contracts and transaction types across our Midstream segment. We are also evaluating the election for net reporting included in the accounting standard update for consumer excise taxes. We will adopt the revenue recognition standard during the first quarter of 2018. We plan to adopt the new standard using the modified retrospective method which will result in a cumulative effect adjustment as of the date of adoption. By selecting this adoption method, we will disclose the amount by which each financial statement line item is affected by the standard in the current reporting period as compared with the guidance that was in effect before adoption.
3. MPLX LP
MPLX is a diversified, growth-oriented publicly traded master limited partnership formed by us to own, operate, develop and acquire midstream energy infrastructure assets. On December 4, 2015, MPLX and MarkWest Energy Partners, L.P. (“MarkWest”) completed a merger, whereby MarkWest became a wholly-owned subsidiary of MPLX (the “MarkWest Merger”). MarkWest’s operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. MPLX owns or has an interest in a network of private and common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States, a butane cavern in Neal, West Virginia and NGL storage caverns in Woodhaven, Michigan. MPLX owns an inland marine business, comprised of tow boats and barges which transport crude oil and refined products principally for MPC in the Midwest and Gulf Coast regions of the United States. MPLX also owns a light-product terminal business, which provides terminalling services principally for MPC in the Midwest and Southeast regions of the United States.

See Note 4 for information on MPLX’s acquisition of the Ozark pipeline, its investment in the Bakken Pipeline system and the formation of a joint venture with Antero Midstream Partners LP (“Antero Midstream”) during the first quarter of 2017.
As of March 31, 2017, we owned a 27.8 percent interest in MPLX, including a two percent general partner interest. This ownership percentage reflects the conversion at 1.09 to 1.00 of the MPLX Class B Units in July 2017. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 72.2 percent interest owned by the public. The components of our noncontrolling interest consist of equity-based noncontrolling interest and redeemable noncontrolling interest. The redeemable noncontrolling interest relates to MPLX’s preferred units, discussed below.
The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements. The assets of MPLX are the property of MPLX and cannot be used to satisfy the obligations of MPC.
Reorganization Transactions
On September 1, 2016, MPC, MPLX and various affiliates initiated a series of reorganization transactions in order to simplify MPLX’s ownership structure and its financial and tax reporting. In connection with these transactions, MPC contributed $225 million to MPLX and all of the issued and outstanding MPLX Class A Units, all of which were held by MarkWest Hydrocarbon L.L.C. (“MarkWest Hydrocarbon”), a subsidiary of MPLX, were exchanged for newly issued common units representing limited partner interests in MPLX. The simple average of the NYSE closing price of MPLX common units for the 10 trading days preceding September 1, 2016 was used for purposes of these transactions. As a result of these transactions, MPC increased its ownership interest in MPLX by 7 million MPLX common units, or approximately 1 percent.
Private Placement of Preferred Units
On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible Preferred Units (the “MPLX Preferred Units”) for a cash price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the MPLX Preferred Units was used by MPLX for capital expenditures, repayment of debt and general partnership purposes.
The MPLX Preferred Units rank senior to all MPLX common units with respect to distributions and rights upon liquidation. The holders of the MPLX Preferred Units are entitled to receive quarterly distributions equal to $0.528125 per unit commencing for the quarter ended June 30, 2016, with a prorated amount from the date of issuance. Following the second anniversary of the issuance of the MPLX Preferred Units, the holders of the MPLX Preferred Units will receive as a distribution the greater of $0.528125 per unit or the amount of per unit distributions paid to MPLX common units. The MPLX Preferred Units are convertible into MPLX common units on a one for one basis after three years, at the purchasers’ option, and after four years at MPLX’s option, subject to certain conditions.
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
Dropdowns to MPLX
On March 31, 2016, we contributed our inland marine business to MPLX in exchange for 23 million common units and 460 thousand general partner units. The number of units we received from MPLX was determined by dividing $600 million by the volume weighted average NYSE price of MPLX common units for the 10 trading days preceding March 14, 2016, pursuant to a Membership Interests Contribution Agreement. We also agreed to waive first-quarter 2016 common unit distributions, IDRs and general partner distributions with respect to the common units issued in this transaction. The contribution of our inland marine business was accounted for as a transaction between entities under common control and we did not record a gain or loss.

On March 1, 2017, we contributed certain terminal, pipeline and storage assets to MPLX in exchange for total consideration of $2.0 billion. This consideration consisted of MPLX equity and $1.5 billion in cash. We received approximately 13 million MPLX common units and 264 thousand general partner units from MPLX, which was determined by dividing $504 million by the volume weighted average NYSE price of MPLX common units for the 10 trading days preceding the closing date, pursuant to a Membership Interests Contributions Agreement. We also agreed to waive two-thirds of the first quarter 2017 common unit distributions, IDRs and general partner distributions with respect to the common units issued in the transactions. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
Public Offerings
On February 10, 2017, MPLX completed a public offering of $1.25 billion aggregate principal amount of 4.125% unsecured senior notes due March 2027 and $1.0 billion aggregate principal amount of 5.200% unsecured senior notes due March 2047. MPLX used the net proceeds from this offering to fund the $1.5 billion cash portion of the consideration MPLX paid MPC for the dropdown of assets on March 1, 2017, as well as for general partnership purposes. See Note 16 for more information.
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
During the three months ended March 31, 2017, MPLX issued an aggregate of 4 million MPLX common units under the ATM Program, generating net proceeds of approximately $148 million. As of March 31, 2017, $570 million of MPLX common units remain available for issuance through the ATM Program under the Distribution Agreement.
Noncontrolling Interest
Changes in MPC’s equity and the offsetting changes to noncontrolling interest resulting from changes in MPC’s and the noncontrolling interest’s ownership interests in MPLX were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Transfers (to) from noncontrolling interest
Increase (decrease) in MPC's additional paid in capital for the issuance of MPLX LP common units to the public	$10	$(40)
Increase in MPC's additional paid in capital for the issuance of MPLX LP common units and general partner units to MPC	96	—
Net transfers (to) from noncontrolling interests	106	(40)
Tax impact	(34)	(65)
Change in MPC's additional paid-in capital, net of tax	$72	$(105)
Agreements
We have various long-term, fee-based transportation, terminal and storage services agreements with MPLX. Under these agreements, MPLX provides transportation, terminal and storage services to us, and we commit to provide MPLX with minimum quarterly throughput volumes on crude oil and refined products systems and minimum storage volumes of crude oil, refined products and butane. We also have agreements with MPLX that establish fees for operational and management services provided between us and MPLX and for executive management services and certain general and administrative services provided by us to MPLX. These transactions are eliminated in consolidation.

4. Acquisitions and Investments
Acquisition of Ozark Pipeline
On March 1, 2017, MPLX acquired the Ozark pipeline from Enbridge Pipelines (Ozark) LLC for approximately $220 million. The Ozark pipeline is a 433-mile, 22-inch crude oil pipeline originating in Cushing, Oklahoma, and terminating in Wood River, Illinois, capable of transporting approximately 230 mbpd. We account for the Ozark pipeline within the Midstream segment.
The components of the fair value consideration transferred was $220 million of cash. We are still completing our analysis of the final purchase price allocation for property, plant and equipment, intangibles and resulting goodwill, if any. Based on the preliminary fair value estimates of assets acquired and liabilities assumed at the acquisition date, substantially all of the purchase price has been allocated to property, plant and equipment.
The amounts of revenue and income from operations associated with the acquisition included in our consolidated statements of income from the acquisition date, March 1, 2017, to March 31, 2017 are as follows:

One Month Ended March 31,
(In millions)	2017
Sales and other operating revenues (including consumer excise taxes)	$7
Income from operations	2
Assuming the acquisition of the Ozark pipeline had occurred on January 1, 2016, the consolidated pro forma results would not have been materially different from reported results.
Formation of Travel Plaza Joint Venture
In the fourth quarter of 2016, Speedway and Pilot Flying J finalized the formation of a joint venture consisting of 123 travel plazas, primarily in the Southeast United States. The new entity, PFJ Southeast LLC (“PFJ Southeast”), consisted of 41 existing locations contributed by Speedway and 82 locations contributed by Pilot Flying J, all of which carry either the Pilot or Flying J brand and are operated by Pilot Flying J. We did not recognize a gain on the $273 million non-cash contribution of our travel plazas to the joint venture since the contribution was that of in-substance real estate. Our non-cash contribution consisted of $203 million of property, plant and equipment, $62 million of goodwill and $8 million of inventory.
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
See Note 5 for information on Crowley Coastal Partners as a VIE and Note 21 for information on our conditional guarantee of the indebtedness of Crowley Ocean Partners and Crowley Blue Water Partners.
Investment in Pipeline Company
On February 15, 2017, MPLX closed on the previously announced transaction to acquire a partial, indirect equity interest in the Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Company Pipeline (“ETCOP”) projects, collectively referred to as the Bakken Pipeline system, through a joint venture with Enbridge Energy Partners L.P. (“Enbridge Energy Partners”). The Bakken Pipeline system is currently expected to deliver in excess of 470 mbpd of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast. MPLX contributed $500 million of the $2 billion purchase price paid by the joint venture, MarEn Bakken Company LLC (“MarEn Bakken”), to acquire a 36.75 percent indirect equity interest in the Bakken Pipeline system from Energy Transfer Partners, L.P. (“ETP”) and Sunoco Logistics Partners, L.P. (“SXL”). MPLX holds, through a subsidiary, a 25 percent interest in MarEn Bakken, which equates to an approximate 9.2 percent indirect equity interest in the Bakken Pipeline system. In connection with this investment by MPLX, we have agreed to waive our right to receive IDRs of approximately $1.6 million per quarter for twelve consecutive quarters beginning with distributions declared by MPLX in the first quarter of 2017 and paid to us in the second quarter, which has been prorated to $0.8 million from the acquisition date. We account for the investment in MarEn Bakken as part of our Midstream segment using the equity method of accounting.
In connection with closing the transaction with ETP and SXL and the previous decision to indefinitely suspend the Sandpiper project, Enbridge Energy Partners canceled MPC’s transportation services agreement with respect to the Sandpiper pipeline and released MPC from paying any termination fee per that agreement.
Formation of Gathering and Processing Joint Venture
Effective January 1, 2017, MarkWest and Antero Midstream formed a joint venture, Sherwood Midstream LLC (“Sherwood Midstream”), to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. MarkWest has a 50 percent ownership interest in Sherwood Midstream. In connection with this transaction, MarkWest contributed certain gas processing plants currently under construction at the Sherwood Complex with a fair value of approximately $134 million and cash of approximately $20 million. Antero Midstream made an initial capital contribution of approximately $154 million.
Also effective January 1, 2017, MarkWest converted all of its ownership interests in MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”), a previously wholly-owned subsidiary, to Class A Interests and amended its LLC Agreement to create Class B-3 Interests, which were sold to Sherwood Midstream for $126 million in cash. The Class B-3 Interests provide Sherwood Midstream with the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator.
Effective January 1, 2017, MarkWest and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MarkWest. MarkWest contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for a 21 percent ownership interest. MarkWest has a 10.5 percent indirect interest in Sherwood Midstream Holdings through its ownership in Sherwood Midstream. The net book value of the contributed assets was approximately $194 million. The contribution was determined to be an in-substance sale of real estate. As such, MarkWest only recognized a gain for the portion attributable to Antero Midstream’s indirect interest of approximately $2 million.
We account for our direct interests in Sherwood Midstream and Sherwood Midstream Holdings as part of our Midstream segment using the equity method of accounting. We continue to consolidate Ohio Fractionation and have recognized a noncontrolling interest for Sherwood Midstream’s interest in that entity.
See Note 5 for additional information related to the investments in Sherwood Midstream, Ohio Fractionation and Sherwood Midstream Holdings.
5. Variable Interest Entities
In addition to MPLX, as described in Note 3, the following entities are also VIEs.
Crowley Coastal Partners
In May 2016, Crowley Coastal Partners was formed to own an interest in both Crowley Ocean Partners and Crowley Blue Water Partners. We have determined that Crowley Coastal Partners is a VIE based on the terms of the existing financing arrangements for Crowley Blue Water Partners and Crowley Ocean Partners and the associated debt guarantees by MPC and Crowley. Our maximum exposure to loss at March 31, 2017 was $492 million, which includes our equity method investment in Crowley Coastal Partners and the debt guarantees provided to each of the lenders to Crowley Blue Water Partners and Crowley Ocean Partners. We are not the primary beneficiary of this VIE because we do not have the power to control the activities that significantly influence the economic outcomes of the entity and therefore, do not consolidate the entity.

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
As of March 31, 2017, MarkWest had a 56 percent legal ownership interest in MarkWest Utica EMG. MarkWest Utica EMG's inability to fund its planned activities without subordinated financial support qualify it as a VIE. Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. We account for our ownership interest in MarkWest Utica EMG as an equity method investment. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating MarkWest Utica EMG. Our maximum exposure to loss as a result of our involvement with MarkWest Utica EMG includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in MarkWest Utica EMG at March 31, 2017 was $2.21 billion.
Ohio Gathering
Ohio Gathering Company, L.L.C. (“Ohio Gathering”) is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of March 31, 2017, we had a 34 percent indirect ownership interest in Ohio Gathering. As this entity is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating Ohio Gathering.
Sherwood Midstream
As described in Note 4, MarkWest and Antero Midstream formed a joint venture, Sherwood Midstream, to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. As of March 31, 2017, MarkWest had a 50 percent ownership interest in Sherwood Midstream. Sherwood Midstream’s inability to fund its planned activities without additional subordinated financial support qualify it as a VIE. MarkWest is not deemed to be the primary beneficiary, due to Antero Midstream’s voting rights on significant matters. We account for our ownership interest in Sherwood Midstream using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream at March 31, 2017 was $147 million.
Ohio Fractionation
As described in Note 4, MarkWest converted all of its ownership interests in Ohio Fractionation to Class A Interests and amended its LLC Agreement to create Class B-3 Interests, which were sold to Sherwood Midstream providing them with the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator. Ohio Fractionation’s inability to fund its operations without additional subordinated financial support qualify it as a VIE. MarkWest has been deemed to be the primary beneficiary of Ohio Fractionation because it has control over decisions that could significantly impact its financial performance, and as a result, consolidates Ohio Fractionation.
Sherwood Midstream Holdings
As described in Note 4, MarkWest and Sherwood Midstream entered into a joint venture, Sherwood Midstream Holdings, for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MarkWest. As of March 31, 2017, MarkWest had a 79 percent direct ownership in Sherwood Midstream Holdings, in addition to a 10.5 percent indirect interest through its ownership in Sherwood Midstream. Sherwood Midstream Holdings’ inability to fund its operations without additional subordinated financial support qualify it as a VIE. We account for our ownership interest in Sherwood Midstream Holdings using the equity method of accounting as Sherwood Midstream is considered to be the general partner and controls all decisions related to Sherwood Midstream Holdings. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream Holdings includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream Holdings at March 31, 2017 was $166 million.

6. Related Party Transactions
Our related parties include:

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

•	PFJ Southeast, in which we have a 29 percent noncontrolling interest. PFJ Southeast owns travel plazas primarily in the Southeast United States.

•	Sherwood Midstream, in which we have a 50 percent noncontrolling interest. Sherwood Midstream supports the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia.

•
Sherwood Midstream Holdings, in which we have a 90 percent direct and indirect noncontrolling interest. Sherwood Midstream Holdings owns certain infrastructure at the Sherwood Complex that is shared by and supports the operation of both the Sherwood Midstream and MarkWest gas processing plants.

•
The Andersons Albion Ethanol LLC (“TAAE”), in which we have a 45 percent noncontrolling interest, The Andersons Clymers Ethanol LLC (“TACE”), in which we have a 61 percent noncontrolling interest and The Andersons Marathon Ethanol LLC (“TAME”), in which we have a 67 percent noncontrolling interest. These companies each own and operate an ethanol production facility.

•	Other equity method investees.

We believe that transactions with related parties were conducted on terms comparable to those with unaffiliated parties.
Sales to related parties, which are included in “Sales and other operating revenues (including consumer excise taxes)” on the accompanying consolidated statements of income, were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
PFJ Southeast	$151	$—
Other equity method investees	3	1
Total	$154	$1

Other income from related parties, which is included in “Other income” on the accompanying consolidated statements of income, were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
MarkWest Utica EMG	$4	$2
Ohio Gathering	4	4
Other equity method investees	3	2
Total	$11	$8
Other income from related parties consists primarily of fees received for operating transportation assets for our related parties.
Purchases from related parties were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Crowley Blue Water Partners	$14	$—
Crowley Ocean Partners	19	6
Explorer	—	2
Illinois Extension Pipeline	25	27
LOCAP	5	6
LOOP	13	13
TAAE	8	9
TACE	16	17
TAME	17	20
Other equity method investees	5	7
Total	$122	$107
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
Receivables from related parties, which are included in “Receivables, less allowance for doubtful accounts” on the accompanying consolidated balance sheets, were as follows:

(In millions)	March 31, 2017	December 31, 2016
MarkWest Utica EMG	$—	$2
Ohio Gathering	3	2
Sherwood Midstream	14	—
PFJ Southeast	42	40
Other equity method investees	4	1
Total	$63	$45
The long-term receivable, which is included in “Other noncurrent assets” on the accompanying consolidated balance sheet, was $1 million at March 31, 2017 and $1 million at December 31, 2016.

Payables to related parties, which are included in “Accounts payable” on the accompanying consolidated balance sheets, were as follows:

(In millions)	March 31, 2017	December 31, 2016
Illinois Extension Pipeline	$8	$9
LOCAP	2	2
LOOP	5	6
MarkWest Utica EMG	28	24
Ohio Condensate	2	1
Sherwood Midstream Holdings	3	—
TAAE	2	2
TACE	2	4
TAME	1	4
Other equity method investees	—	1
Total	$53	$53

Summarized financial information, in the aggregate, for our significant equity method investments on a 100 percent basis for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Revenues and other income	$77	$67
Income from operations	36	19
Net income	35	18
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

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$30	$1
Income allocated to participating securities	—	—
Income available to common stockholders – basic	$30	$1
Weighted average common shares outstanding	525	529
Basic earnings per share	$0.06	$0.003
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$30	$1
Income allocated to participating securities	—	—
Income available to common stockholders – diluted	$30	$1
Weighted average common shares outstanding	525	529
Effect of dilutive securities	5	2
Weighted average common shares, including dilutive effect	530	531
Diluted earnings per share	$0.06	$0.003

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended March 31,
(In millions)	2017	2016
Shares issued under stock-based compensation plans	2	3
8. Equity
As of March 31, 2017, we had $2.14 billion of remaining share repurchase authorization from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be affected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Number of shares repurchased	9	2
Cash paid for shares repurchased	$420	$75
Effective average cost per delivered share	$50.15	$43.96
As of March 31, 2017, we had agreements to acquire 1,184,682 common shares for $60 million, which were settled in early April 2017.

9. Segment Information
In the first quarter of 2017, we revised our segment reporting in connection with the contribution of certain terminal, pipeline and storage assets to MPLX. The operating results for these assets are now reported in our Midstream segment. Previously they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised presentation. The results for the pipeline and storage assets were recast effective January 1, 2015 and the results for the terminal assets were recast effective April 1, 2016. Prior to these dates these assets were not considered businesses and therefore there are no financial results from which to recast segment results.
We have three reportable segments: Refining & Marketing; Speedway; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing – refines crude oil and other feedstocks at our seven refineries in the Gulf Coast and Midwest regions of the United States, purchases refined products and ethanol for resale and distributes refined products through various means, including pipeline and marine transportation, terminal and storage services provided by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway segment and to independent entrepreneurs who operate Marathon® retail outlets.

•	Speedway – sells transportation fuels and convenience merchandise in retail markets in the Midwest, East Coast and Southeast regions of the United States.

•
Midstream – includes the operations of MPLX and certain other related operations. The Midstream segment gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs; and transports and stores crude oil and refined products principally for the Refining & Marketing segment.

Segment income represents income from operations attributable to the reportable segments. Corporate administrative expenses, except for those attributable to MPLX, and costs related to certain non-operating assets are not allocated to the reportable segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the reportable segments.

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended March 31, 2017
Revenues:
Customer	$11,373	$4,383	$532	$16,288
Intersegment(a)	2,590	1	344	2,935
Segment revenues	$13,963	$4,384	$876	$19,223
Segment income (loss) from operations(b)	$(70)	$135	$309	$374
Income from equity method investments	2	13	42	57
Depreciation and amortization(c)	267	64	191	522
Capital expenditures and investments(d)(e)	192	35	1,070	1,297

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended March 31, 2016
Revenues:
Customer	$8,406	$3,950	$399	$12,755
Intersegment(a)	2,165	1	232	2,398
Segment revenues	$10,571	$3,951	$631	$15,153
Segment income (loss) from operations(b)	$(86)	$167	$189	$270
Income (loss) from equity method investments	(1)	—	23	22
Depreciation and amortization(c)	273	63	140	476
Capital expenditures and investments(d)	243	50	350	643

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(d)	Capital expenditures include changes in capital accruals, acquisitions (including any goodwill) and investments in affiliates.

(e)
In the first quarter of 2017, the Midstream segment includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2017	2016
Segment income from operations	$374	$270
Items not allocated to segments:
Corporate and other unallocated items(a)	(82)	(65)
Pension settlement expenses	—	(1)
Impairments(b)	—	(129)
Net interest and other financial income (costs)	(150)	(142)
Income (loss) before income taxes	$142	$(67)

(a)
Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	See Note 14 for further information on the impairment of goodwill in the three months ended March 31, 2016.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2017	2016
Segment capital expenditures and investments	$1,297	$643
Less investments in equity method investees(a)	566	209
Plus items not allocated to segments:
Corporate and Other	16	24
Capitalized interest	12	17
Total capital expenditures(b)	$759	$475

(a)
The three months ended March 31, 2017 includes an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system. The three months ended March 31, 2016 includes an adjustment of $143 million to the fair value of equity method investments acquired in connection with the MarkWest Merger.

(b)
Capital expenditures include changes in capital accruals. See Note 17 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

10. Other Items
Net interest and other financial income (costs) was:

	Three Months Ended March 31,
(In millions)	2017	2016
Interest income	$5	$1
Interest expense	(163)	(153)
Interest capitalized	15	16
Other financial costs	(7)	(6)
Net interest and other financial income (costs)	$(150)	$(142)

11. Income Taxes
The combined federal, state and foreign income tax rate was 29 percent and (17) percent for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate for the three months ended March 31, 2017 was less than the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to equity compensation, net income attributable to noncontrolling interests and the domestic manufacturing deduction offset by state and local tax expense. The effective tax rate for the three months ended March 31, 2016 was significantly affected by permanent tax differences related to the net loss attributable to noncontrolling interest, including their proportional share of the goodwill impairment charge recorded by MPLX. The net loss attributable to noncontrolling interest reduced the effective rate for the three months ended March 31, 2016 by 51 percent from the U.S. statutory rate of 35 percent.
We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2007 tax years, respectively. We had $10 million of unrecognized tax benefits as of March 31, 2017. Pursuant to our tax sharing agreement with Marathon Oil Corporation (“Marathon Oil”), the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 21 for indemnification information.
12. Inventories

(In millions)	March 31, 2017	December 31, 2016
Crude oil and refinery feedstocks	$2,148	$2,208
Refined products	2,674	2,810
Materials and supplies	414	485
Merchandise	156	153
Total	$5,392	$5,656
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. There were no liquidations of LIFO inventories for the three months ended March 31, 2017 and 2016.

13. Property, Plant and Equipment

(In millions)	March 31, 2017	December 31, 2016(a)
Refining & Marketing	$18,835	$18,590
Speedway	5,105	5,078
Midstream	13,684	13,521
Corporate and Other	782	817
Total	38,406	38,006
Less accumulated depreciation	12,737	12,241
Property, plant and equipment, net	$25,669	$25,765

(a)	Prior period balances have been recast in connection with the March 1, 2017 contribution of assets to MPLX. See Note 1 for additional information.
14. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2017
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$390	$—	$2	$(391)	$1	$78
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$392	$—	$2	$(391)	$3	$78

Commodity derivative instruments, liabilities(c)	$416	$—	$2	$(419)	$(1)	$—
Embedded derivatives in commodity contracts(c)	—	—	44	—	44	—
Contingent consideration, liability(d)	—	—	131	N/A	131	—
Total liabilities at fair value	$416	$—	$177	$(419)	$174	$—

	December 31, 2016
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$688	$—	$—	$(688)	$—	$126
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$690	$—	$—	$(688)	$2	$126

Commodity derivative instruments, liabilities	$712	$—	$6	$(712)	$6	$—
Embedded derivatives in commodity contracts(c)	—	—	54	—	54	—
Contingent consideration, liability(d)	—	—	130	N/A	130	—
Total liabilities at fair value	$712	$—	$190	$(712)	$190	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2017, cash collateral of $28 million was netted with the mark-to-market derivative liabilities. As of December 31, 2016, $24 million was netted with mark-to-market derivative liabilities.

(b)	We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.

(c)	Level 3 includes $6 million and $13 million classified as current at March 31, 2017 and December 31, 2016, respectively.

(d)	Includes $131 million and $130 million classified as current at March 31, 2017 and December 31, 2016, respectively.
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
Level 3 instruments include OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.24 to $1.16 per gallon and (2) the probability of renewal of 50 percent for the first five-year term and 75 percent for the second five-year term of the gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another. Increases or decreases in forward NGL prices result in an increase or decrease in the fair value of the embedded derivative. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.
The contingent consideration represents the fair value as of March 31, 2017 and December 31, 2016 of the remaining amount we expect to pay to BP related to the earnout provision associated with our 2013 acquisition of BP’s refinery in Texas City, Texas and related logistics and marketing assets. We refer to these assets as the “Galveston Bay Refinery and Related Assets.” The amount of cash to be paid under the arrangement is based on both a market-based crack spread and refinery throughput volumes for the months during which the earnout applies, as well as established thresholds that cap the annual and total payment. The earnout payment cannot exceed $250 million per year for the last three years of the arrangement, with the total cumulative payment capped at $700 million over the six-year period commencing in 2014. Any excess or shortfall from the annual cap for a current year’s earnout calculation will not affect subsequent years’ calculations. The fair value of the remaining contingent consideration as of March 31, 2017 and December 31, 2016 was estimated using an income approach and is therefore a Level 3 liability. The fair value calculation at December 31, 2016 used significant unobservable inputs including: (1) an estimate of forecasted monthly refinery throughput volumes; (2) an internal and external monthly crack spread forecast; and (3) a range of risk-adjusted discount rates. An increase or decrease in forecasts for the crack spread or refinery throughput volumes may result in a corresponding increase or decrease in the fair value of the contingent consideration liability. Increases to the fair value as a result of increasing forecasts for both of these unobservable inputs, however, are limited as the earnout payment is subject to annual caps. An increase or decrease in the discount rate may result in a decrease or increase to the fair value of the contingent consideration liability, respectively. The fair value of the contingent consideration liability is reassessed each quarter, with changes in fair value recorded in cost of revenues. The fair value of the remaining contingent consideration as of March 31, 2017 was calculated using actual crack spread and refinery throughput data resulting in a value of $131 million when capped by the maximum total payout of $700 million. The balance of $131 million was paid on April 12, 2017.

The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2017	2016
Beginning balance	$190	$342
Unrealized and realized (gains) losses included in net income	(12)	12
Settlements of derivative instruments	(3)	4
Ending balance	$175	$358

The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized (gains) losses relating to assets still held at the end of period:
Derivative instruments	$(13)	$5
Contingent consideration agreement	1	7
Total	$(12)	$12
Fair Values - Nonrecurring
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Three Months Ended March 31,
	2017		2016
(In millions)	Fair Value	Impairment	Fair Value	Impairment
Goodwill	$—	$—	$—	$129
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
The fair value of the reporting units for the first quarter 2016 interim goodwill impairment analysis was determined based on applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate was based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method include management’s best estimates of the expected future results and discount rates, which ranged from 10.5 percent to 11.5 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future.

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at March 31, 2017 and December 31, 2016, excluding the derivative financial instruments and contingent consideration reported above.

	March 31, 2017		December 31, 2016
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$22	$2	$25	$2
Other	22	22	21	21
Total financial assets	$44	$24	$46	$23
Financial liabilities:
Long-term debt(a)	$13,114	$12,350	$10,892	$10,297
Deferred credits and other liabilities	122	110	121	109
Total financial liabilities	$13,236	$12,460	$11,013	$10,406

(a)	Excludes capital leases and debt issuance costs, however, includes amount classified as debt due within one year.
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
Fair values of our financial assets included in investments and other financial assets and of our financial liabilities included in deferred credits and other liabilities are measured primarily using an income approach and most inputs are internally generated, which results in a Level 3 classification. Estimated future cash flows are discounted using a rate deemed appropriate to obtain the fair value. Other financial assets primarily consist of environmental remediation receivables. Deferred credits and other liabilities primarily consist of a liability resulting from a financing arrangement for the construction of MPLX’s steam methane reformer (“SMR”) at the Javelina gas processing and fractionation complex in Corpus Christi, Texas, insurance liabilities and environmental remediation liabilities.
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
Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil, (4) the acquisition of ethanol for blending with refined products, (5) the sale of NGLs and (6) the purchase of natural gas.

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of March 31, 2017 and December 31, 2016:

(In millions)	March 31, 2017
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$392	$416
Other current liabilities(a)	—	8
Deferred credits and other liabilities(a)	—	38

(In millions)	December 31, 2016
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$688	$712
Other current liabilities(a)	—	13
Deferred credits and other liabilities(a)	—	47

(a)	Includes embedded derivatives.
The tables below summarize open commodity derivative contracts for crude oil, natural gas and refined products as of March 31, 2017.

	Position	Total Barrels(In thousands)
Crude Oil(a)
Exchange-traded	Long	59,205
Exchange-traded	Short	(56,633)
OTC	Short	(52)

(a )	80 percent of the exchange-traded contracts expire in the second quarter of 2017.

	Position	MMbtu
Natural Gas
OTC	Long	1,431,472

	Position	Total Gallons (In thousands)
Refined Products(a)
Exchange-traded	Long	254,058
Exchange-traded	Short	(133,098)
OTC	Short	(81,257)

(a )	100 percent of the exchange-traded contracts expire in the second quarter of 2017.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended March 31,
Income Statement Location	2017	2016
Sales and other operating revenues	$16	$6
Cost of revenues	(24)	(63)
Total	$(8)	$(57)
16. Debt
Our outstanding borrowings at March 31, 2017 and December 31, 2016 consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Marathon Petroleum Corporation:
Commercial paper	$—	$—
364-day bank revolving credit facility due July 2017	—	—
Trade receivables securitization facility due July 2019	—	—
Bank revolving credit facility due 2020	—	—
Term loan agreement due 2019	—	200
Senior notes, 2.700% due December 2018	600	600
Senior notes, 3.400% due December 2020	650	650
Senior notes, 5.125% due March 2021	1,000	1,000
Senior notes, 3.625%, due September 2024	750	750
Senior notes, 6.500%, due March 2041	1,250	1,250
Senior notes, 4.750%, due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 5.000%, due September 2054	400	400
MPLX LP:
MPLX term loan facility due 2019	250	250
MPLX bank revolving credit facility due 2020	—	—
MPLX senior notes, 5.500%, due February 2023	710	710
MPLX senior notes, 4.500%, due July 2023	989	989
MPLX senior notes, 4.875%, due December 2024	1,149	1,149
MPLX senior notes, 4.000%, due February 2025	500	500
MPLX senior notes, 4.875%, due June 2025	1,189	1,189
MarkWest senior notes, 4.500% - 5.500%, due 2023 - 2025	63	63
MPLX senior notes, 4.125%, due March 2027	1,250	—
MPLX senior notes, 5.200%, due March 2047	1,000	—
Capital lease obligations due 2017-2028	312	319
Total	13,112	11,069
Unamortized debt issuance costs	(64)	(44)
Unamortized discount(a)	(450)	(453)
Amounts due within one year	(28)	(28)
Total long-term debt due after one year	$12,570	$10,544

(a)
Includes $409 million and $420 million of unamortized discount as of March 31, 2017 and December 31, 2016, respectively, related to the difference between the fair value and the principal amount of assumed MarkWest debt.

During the three months ended March 31, 2017, we borrowed and repaid $300 million under the commercial paper program. At March 31, 2017, we had no amounts outstanding under the commercial paper program.
There were no borrowings or letters of credit outstanding under the MPC bank revolving credit facility at March 31, 2017. At March 31, 2017, we had no amounts outstanding under our trade receivables securitization facility.
At March 31, 2017, MPLX had no outstanding borrowings and $3 million letters of credit outstanding under the MPLX bank revolving credit facility, resulting in total availability of $2 billion.
MPC Term Loan Agreement
On March 31, 2017, we repaid the remaining $200 million outstanding under the MPC term loan agreement with available cash on hand. Under the provisions of the MPC term loan agreement, the loan may be prepaid in whole or in part without premium or penalty. The maturity date of the MPC term loan agreement was September 24, 2019.
MPLX Senior Notes
On February 10, 2017, MPLX completed a public offering of $1.25 billion aggregate principal amount of 4.125% unsecured senior notes due March 2027 and $1.0 billion aggregate principal amount of 5.200% unsecured senior notes due March 2047. The net proceeds, which were approximately $2.22 billion after deducting underwriting discounts, were used by MPLX to fund the $1.5 billion cash portion of the consideration paid to MPC for the dropdown of assets on March 1, 2017, as well as for general partnership purposes. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2017.
17. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2017	2016
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$157	$160
Net income taxes paid to (refunded from) taxing authorities	4	(128)
Non-cash investing and financing activities:
Contribution of assets to joint venture(a)	328	—

(a)	MarkWest’s contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings. See Note 4.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2017	2016
Additions to property, plant and equipment per consolidated statements of cash flows	$610	$745
Asset retirement expenditures	1	—
Decrease in capital accruals	(72)	(137)
Total capital expenditures before acquisitions	539	608
Acquisitions(a)	220	(133)
Total capital expenditures	$759	$475

(a)
The three months ended March 31, 2017 reflects the acquisition of the Ozark pipeline. The three months ended March 31, 2016 reflects adjustments to the fair values of the property, plant and equipment, intangibles and goodwill acquired in connection with the MarkWest Merger.

18. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2015	$(255)	$(70)	$4	$3	$(318)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(11)	(1)	—	—	(12)
– actuarial loss(a)	10	1	—	—	11
– settlement loss(a)	1	—	—	—	1
Tax effect	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Balance as of March 31, 2016	$(255)	$(70)	$4	$3	$(318)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2016	$(233)	$(7)	$4	$2	$(234)
Other comprehensive income (loss) before reclassifications	(1)	—	—	—	(1)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(10)	(1)	—	—	(11)
– actuarial loss(a)	9	—	—	—	9
– settlement loss(a)	—	—	—	—	—
Tax effect	—	—	—	—	—
Other comprehensive income (loss)	(2)	(1)	—	—	(3)
Balance as of March 31, 2017	$(235)	$(8)	$4	$2	$(237)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 19.

19. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$31	$28	$7	$8
Interest cost	19	19	8	9
Expected return on plan assets	(26)	(25)	—	—
Amortization – prior service credit	(10)	(11)	(1)	(1)
– actuarial loss	9	10	—	1
– settlement loss	—	1	—	—
Net periodic benefit cost	$23	$22	$14	$17
During the three months ended March 31, 2017, we made no contributions to our funded pension plans. We have no required funding requirements for our funded pension plans for 2017, but may make voluntary contributions at our discretion. Benefit payments related to unfunded pension and other postretirement benefit plans were $2 million and $7 million, respectively, during the three months ended March 31, 2017.
20. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	9,531,440	$28.93
Granted	726,061	50.99
Exercised	(463,376)	22.45
Forfeited, canceled or expired	(45,795)	41.54
Outstanding at March 31, 2017	9,748,330	30.82
The grant date fair value of stock option awards granted during the three months ended March 31, 2017 was $14.24 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the three months ended March 31, 2017:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,250,343	$41.51	361,117	$28.26
Granted	115,017	50.60	9,046	52.05
RS’s Vested/RSU’s Issued	(101,913)	40.99	—	—
Forfeited	(29,316)	41.16	—	—
Outstanding at March 31, 2017	1,234,131	42.40	370,163	28.84

Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the three months ended March 31, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	6,255,178	$0.78
Granted	2,584,750	0.92
Exercised	(1,854,728)	0.85
Canceled	—	—
Outstanding at March 31, 2017	6,985,200	0.81
The performance unit awards granted during the three months ended March 31, 2017 have a grant date fair value of $0.92 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the three months ended March 31, 2017, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.
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
At March 31, 2017 and December 31, 2016, accrued liabilities for remediation totaled $129 million and $132 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $58 million at both March 31, 2017 and December 31, 2016.
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

MarkWest Liberty Midstream continues to discuss with the EPA and the State of Pennsylvania civil enforcement allegations associated with permitting or other related regulatory obligations for its launcher/receiver and compressor station facilities in the region. In connection with these discussions, MarkWest Liberty Midstream received an initial proposal from the EPA to settle all civil claims associated with this matter for the combination of a proposed cash penalty of approximately $2.4 million and proposed supplemental environmental projects with an estimated cost of approximately $3.6 million. MarkWest Liberty Midstream has submitted a response asserting that this action involves novel issues surrounding primarily minor source emissions from facilities that the agencies themselves considered de minimis were not the subject of regulation and consequently that the settlement proposal is excessive. MarkWest will continue to negotiate with the EPA regarding the amount and scope of the proposed settlement.
Other Lawsuits—We are a co-defendant in four lawsuits consolidated for pre-trial purposes in a multi-district litigation pending in the 56th District Court, Galveston County, Texas. Plaintiffs allege personal injuries from a fire that occurred at our Galveston Bay refinery on January 11, 2016. Discovery has commenced in the matters and trial is scheduled for the first case on September 11, 2017. The remaining three cases are scheduled for trials commencing October 10, 2017, October 30, 2017 and December 4, 2017, respectively. At this time, the ultimate outcome of this litigation and liability remains uncertain and we are unable to provide a reasonable estimate of the potential loss or range of loss, if any, given that the litigation is in a preliminary stage. If these lawsuits are resolved unfavorably in their entirety, it could materially impact our consolidated results of operations, financial position or cash flows. However, management does not believe the ultimate resolution of this litigation will have a material adverse effect.
In May 2015, the Kentucky attorney general filed a lawsuit against our wholly-owned subsidiary, MPC LP in the United States District Court for the Western District of Kentucky asserting claims under federal and state antitrust statutes, the Kentucky Consumer Protection Act, and state common law. The complaint, as amended in July 2015, alleges that MPC LP used deed restrictions, supply agreements with customers and exchange agreements with competitors to unreasonably restrain trade in areas within Kentucky and seeks declaratory relief, unspecified damages, civil penalties, restitution and disgorgement of profits. At this early stage, the ultimate outcome of this litigation remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined, and we are unable to estimate a reasonably possible loss (or range of loss) for this matter. We intend to vigorously defend ourselves in this matter.
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
Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of March 31, 2017.

We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $24 million as of March 31, 2017.
In connection with our 50 percent indirect interest in Crowley Ocean Partners, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of March 31, 2017, our maximum potential undiscounted payments under this agreement for debt principal totaled $163 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. The maximum exposure under these arrangements is 50 percent of the amount of the debt, which was $139 million as of March 31, 2017.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of March 31, 2017, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $83 million as of March 31, 2017, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual commitments and contingencies—At March 31, 2017, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $722 million, which includes $131 million of contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets. See Note 14 for additional information on the contingent consideration.
Certain natural gas processing and gathering arrangements require us to construct natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producer customers may have the right to cancel the processing arrangements with us if there are significant delays that are not due to force majeure. As of March 31, 2017, management does not believe there are any indications that we will not be able to meet the construction milestones, that force majeure does not apply, or that such fees and charges will otherwise be triggered.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “design,” “estimate,” “objective,” “expect,” “forecast,” “outlook,” “goal,” “guidance,” “imply,” “intend,” “plan,” “predict,” “prospective,” “project,” “opportunity,” “potential,” “position,” “pursue,” “strategy,” “seek,” “target,” “could,” “may,” “should,” “would,” “will” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Through our ownership interests in MPLX and its wholly-owned subsidiary, MarkWest, we believe we are one of the largest processors of natural gas in the United States, the largest processor and fractionator in the Marcellus and Utica shale regions and we distribute refined products through one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. Our assets include approximately 7,700 MMcf/d of natural gas processing capacity and 500 mbpd of fractionation capacity. We also own more than 5,600 miles of gas gathering and NGL pipelines and have ownership interests in more than 50 gas processing plants, more than 10 NGL fractionation facilities and two condensate stabilization facilities. We own, lease or have ownership interests in approximately 10,800 miles of crude oil and refined product pipelines, an inland marine business and one of the largest light product terminal operations in the United States to deliver crude oil to our refineries and other locations and refined products from our refineries to wholesale and retail market areas.
In the first quarter of 2017, we revised our segment reporting in connection with the contribution of certain terminal, pipeline and storage assets to MPLX. The operating results for these assets are now reported in our Midstream segment. Previously they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised presentation. The results for the pipeline and storage assets were recast effective January 1, 2015 and the results for the terminal assets were recast effective April 1, 2016. Prior to these dates these assets were not considered businesses for accounting purposes and therefore there are no financial results from which to recast segment results.
Our operations consist of three reportable segments: Refining & Marketing; Speedway; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing—refines crude oil and other feedstocks at our seven refineries in the Gulf Coast and Midwest regions of the United States, purchases refined products and ethanol for resale and distributes refined products through various means, including pipeline and marine transportation, terminal and storage services provided by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway business segment and to independent entrepreneurs who operate Marathon® retail outlets.

•	Speedway—sells transportation fuels and convenience merchandise in retail markets in the Midwest, East Coast and Southeast regions of the United States.

•
Midstream – includes the operations of MPLX and certain other related operations. The Midstream segment gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs; and transports and stores crude oil and refined products, principally for the Refining & Marketing segment.

Strategic Actions to Enhance Shareholder Value
On January 3, 2017, we announced plans to significantly accelerate the dropdown of assets with an estimated $1.4 billion of MLP-eligible annual EBITDA to MPLX, subject to requisite approvals and regulatory clearances, including tax clearance, and market and other conditions. We expect these dropdowns to be valued consistent with recent industry precedent valuation multiples ranging between 7.0x and 9.0x EBITDA, subject to the MPLX conflicts committee review process and receipt of customary fairness opinions. We also expect MPLX to finance the dropdown transactions in the aggregate with debt and equity in approximately equal proportions. The equity financing is expected to be funded through MPLX common units issued to us. In conjunction with the completion of the dropdowns, we also expect to exchange our economic interests in the general partner of MPLX, including incentive distribution rights, for newly issued MPLX common units. These actions are designed to unlock the value inherent in our midstream platform and to provide the ongoing return of capital to shareholders in a manner consistent with maintaining an investment-grade credit profile. See “MPLX LP - Dropdowns to MPLX” for information on the first of these dropdowns, which was completed on March 1, 2017.
Additionally, a special committee of our board of directors, with the assistance of an independent financial advisor, will conduct a full and thorough review of Speedway to ensure optimum value is being delivered to shareholders over the long term. We expect to provide an update on the review by mid-2017.
Executive Summary
Results
Select results for the three months ended March 31, 2017 and 2016 are reflected in the following table.

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Refining & Marketing	$(70)	$(86)
Speedway	135	167
Midstream	309	189
Items not allocated to segments	(82)	(195)
Income from operations	$292	$75
Net income attributable to MPC	$30	$1
Net income attributable to MPC per diluted share	$0.06	$0.003
Net income attributable to MPC was $30 million, or $0.06 per diluted share, in the first quarter of 2017 compared to $1 million, or $0.003 per diluted share, for the first quarter of 2016.
Refining & Marketing segment income from operations improved $16 million in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to a $1.78 per barrel increase in the gross margin offset by higher direct operating costs including increased turnaround activity. The increase in gross margin resulted primarily from higher crack spreads and favorable changes in volumetric gains, offset by less favorable product price realizations as compared with the spot market reference prices. The Chicago and Gulf Coast LLS 6-3-2-1 blended crack spread increased $3.10 per barrel to $7.72 per barrel in the first quarter of 2017 from $4.62 per barrel in the first quarter of 2016.
Speedway segment income from operations decreased $32 million in the first quarter of 2017 compared to the first quarter of 2016. The decrease was primarily due to the absence of a $24 million gain from the sale of a retail location in the first quarter 2016 and lower light product and merchandise gross margin, partially offset by lower operating expenses. Speedway's light product margin decreased to 15.66 cents per gallon in the first quarter of 2017 from 16.82 cents per gallon in the first quarter of 2016.

Midstream segment income from operations increased $120 million in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to increased processing and fractionation activity and the earnings from equity investments in new and existing pipeline and marine operations. Comparability of the Midstream segment's results to the first quarter of 2016 was also affected by the drop of certain terminal assets to MPLX during the quarter. These assets were considered a business effective April 1, 2016. As a result, no financial results are available for the light product terminals business prior to that date and the first quarter of 2016 does not reflect any results for these assets in the Midstream segment. There is an offsetting income from operations impact of the terminals dropdown included in the Refining & Marketing segment.
Items not allocated to segments in the first quarter of 2016 reflects a $129 million non-cash goodwill impairment charge recorded by MPLX.
MPLX LP
As of March 31, 2017, we owned a 27.8 percent interest in MPLX, including a two percent general partner interest. This ownership percentage assumes the conversion at 1.09 to 1.00 of the MPLX Class B Units in July 2017. On December 4, 2015, MPLX completed the MarkWest Merger. The total value of consideration transferred was $8.61 billion, consisting of $7.33 billion in equity and $1.28 billion in cash. At closing, we made a payment of $1.23 billion to MarkWest common unitholders and the remaining $50 million will be paid in equal amounts, the first of which was paid in July 2016 and the second of which will be paid in July 2017, in connection with the conversion of the MPLX Class B Units to MPLX common units. Our financial results and operating statistics reflect the results of MarkWest from the date of the MarkWest Merger.
Reorganization Transactions
On September 1, 2016, MPC, MPLX and various affiliates initiated a series of reorganization transactions in order to simplify MPLX’s ownership structure and its financial and tax reporting. In connection with these transactions, MPC contributed $225 million to MPLX and all of the issued and outstanding MPLX Class A Units, all of which were held by MarkWest Hydrocarbon, a subsidiary of MPLX, were exchanged for newly issued common units representing limited partner interests in MPLX. The simple average of the NYSE closing price of MPLX common units for the last 10 trading days preceeding September 1, 2016 was used for purposes of these transactions. As a result of these transactions, MPC increased its ownership interest in MPLX by 7 million MPLX common units, or approximately 1 percent.
Private Placement of Preferred Units
On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible Preferred Units (the “MPLX Preferred Units”) for a cash price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the MPLX Preferred Units was used by MPLX for capital expenditures, repayment of debt and general partnership purposes.
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

Dropdowns to MPLX
On March 1, 2017, we contributed certain terminal, pipeline and storage assets to MPLX in exchange for total consideration of $2.0 billion. This consideration consisted of MPLX equity and $1.5 billion in cash. We received approximately 13 million common units and 264 thousand general partner units from MPLX, which was determined by dividing $504 million by the volume weighted average NYSE price of MPLX common units for the 10 trading days preceding the closing date, pursuant to the Membership Interests Contributions Agreement. We also agreed to waive two-thirds of the first quarter 2017 common unit distributions, IDRs and general partner distributions with respect to the common units issued in the transactions. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
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
Public Offerings
On February 10, 2017, MPLX completed a public offering of $1.25 billion aggregate principal amount of 4.125% unsecured senior notes due March 2027 and $1.0 billion aggregate principal amount of 5.200% unsecured senior notes due March 2047. The net proceeds were used to fund the $1.5 billion cash portion of the consideration MPLX paid MPC for the dropdown of assets on March 1, 2017, as well as for general partnership purposes. See Note 16 to the unaudited consolidated financial statements for more information.
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
During the three months ended March 31, 2017, MPLX issued an aggregate of 4 million common units under the ATM Program, generating net proceeds of approximately $148 million. As of March 31, 2017, $570 million of MPLX common units remains available for issuance through the ATM Program under the Distribution Agreement.
Distributions from MPLX
The following table summarizes the cash distributions we received from MPLX during the first three months of 2017 and 2016.

	Three Months Ended March 31,
(In millions)	2017	2016
Cash distributions received from MPLX:
General partner distributions, including IDRs	$57	$40
Limited partner distributions	45	29
Total	$102	$69
The market value of the 99.6 million MPLX common units we owned at March 31, 2017 was $3.59 billion based on the March 31, 2017 closing unit price of $36.08. We also believe there is substantial value attributable to our two percent general partnership interest, including the IDRs.
On April 26, 2017, MPLX declared a quarterly cash distribution of $0.5400 per common unit payable on May 15, 2017. As a result, MPLX will make distributions totaling $263 million to its limited and general partners. MPC’s portion of these distributions is approximately $114 million.
See Note 3 to the unaudited consolidated financial statements for additional information on MPLX.

Acquisitions and Investments
On March 1, 2017, MPLX closed on its previously announced transaction with Enbridge Pipelines (Ozark) LLC, under which an affiliate of MPLX has purchased the Ozark pipeline for approximately $220 million. The Ozark pipeline is a 433-mile, 22-inch crude oil pipeline originating in Cushing, Oklahoma, and terminating in Wood River, Illinois, capable of transporting approximately 230 mbpd.
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
In connection with closing the transaction with ETP and SXL and the previous decision to indefinitely suspend the Sandpiper project, Enbridge Energy Partners canceled MPC’s transportation services agreement with respect to the Sandpiper pipeline and released MPC from paying any termination fee per that agreement.
Effective January 1, 2017, MarkWest, and Antero Midstream formed a joint venture, Sherwood Midstream, to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. MarkWest has a 50 percent ownership interest in Sherwood Midstream. In connection with this transaction, MarkWest contributed certain gas processing plants currently under construction at the Sherwood Complex with a fair value of approximately $134 million and cash of approximately $20 million. Antero Midstream made an initial capital contribution of approximately $154 million.
Also effective January 1, 2017, MarkWest converted all of its ownership interests in Ohio Fractionation, a previously wholly-owned subsidiary, to Class A Interests and amended its LLC Agreement to create Class B-3 Interests, which were sold to Sherwood Midstream for $126 million in cash. The Class B-3 Interests provide Sherwood Midstream with the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator.
Effective January 1, 2017, MarkWest and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings, for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and de-ethanization facilities owned by MarkWest. MarkWest contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for a 21 percent ownership interest. MarkWest has a 10.5 percent indirect interest in Sherwood Midstream Holdings through its ownership in Sherwood Midstream. The net book value of the contributed assets was approximately $194 million. The contribution was determined to be an in-substance sale of real estate. As such, MarkWest only recognized a gain for the portion attributable to Antero Midstream’s indirect interest of approximately $2 million.
We account for the investments in Sherwood Midstream and Sherwood Midstream Holdings as part of our Midstream segment using the equity method of accounting and we continue to consolidate Ohio Fractionation.
See Note 5 to the unaudited consolidated financial statements for additional information related to the investments in Sherwood Midstream, Ohio Fractionation and Sherwood Midstream Holdings.
In the fourth quarter of 2016, Speedway and Pilot Flying J finalized the formation of a joint venture consisting of 123 travel plazas, primarily in the Southeast United States. The new entity, PFJ Southeast, consisted of 41 existing locations contributed by Speedway and 82 locations contributed by Pilot Flying J, all of which carry either the Pilot or Flying J brand and are operated by Pilot Flying J. Our non-cash contribution was $273 million based on the book value of the assets we contributed to the joint venture.
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
See Note 5 to the unaudited consolidated financial statements for information on Crowley Coastal Partners as a VIE and Note 21 to the unaudited consolidated financial statements for information on our conditional guarantee of the indebtedness of Crowley Ocean Partners and Crowley Blue Water Partners.
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
Share Repurchases
Since January 1, 2012, our board of directors has approved $10.0 billion in total share repurchase authorizations and we have repurchased a total of $7.86 billion of our common stock, leaving $2.14 billion available for repurchases. During the three months ended March 31, 2017, we acquired 9 million common shares at an average cost per share of $50.15 under these authorizations. See Note 8 to the unaudited consolidated financial statements.
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
Liquidity
As of March 31, 2017, we had cash and cash equivalents of $1.90 billion, excluding MPLX's cash and cash equivalents of $265 million, unused $3.5 billion bank revolving credit facilities and full availability under our $750 million trade receivables facility based on eligible trade receivables. As of March 31, 2017, we do not have any commercial paper borrowings outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. MPLX had no borrowings and $3 million letters of credit outstanding under its $2.0 billion bank revolving credit facility as of March 31, 2017.
The above discussion contains forward-looking statements with respect to the announced strategic initiatives to enhance shareholder value, the ATM Program and our share repurchase authorizations. Factors that could affect our strategic initiatives include, but are not limited to, the time, costs and ability to obtain regulatory or other approvals and consents and otherwise consummate the strategic initiatives; the satisfaction or waiver of conditions in the agreements governing the strategic initiatives; our ability to achieve the strategic and other objectives related to the strategic initiatives; the impact of adverse market conditions affecting MPC’s and MPLX’s midstream businesses; adverse changes in laws including with respect to tax and regulatory matters; inability to agree with the MPLX conflicts committee with respect to the timing of and value attributed to assets expected to be offered to MPLX. Factors that could affect the ATM program and the timing of any issuances under the ATM Program include, but are not limited to, market conditions, availability of liquidity and the market prices of MPLX common units. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Refining & Marketing segment income from operations is also affected by changes in refinery direct operating costs, which include turnaround and major maintenance, depreciation and amortization and other manufacturing expenses. Changes in manufacturing costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Planned major maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. Costs for planned turnaround, major maintenance and engineering projects are expensed in the period incurred. We had significantly more planned turnaround and major maintenance activities at our Texas City and Garyville refineries, partially offset by lower planned turnaround and major maintenance at our Galveston Bay and Robinson refineries, during the first three months of 2017 compared to the same period in 2016.

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
Midstream
NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond our control. Our profitability is affected by prevailing commodity prices primarily as a result of processing or conditioning at our own or third‑party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index‑related prices and the cost of third‑party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by our producer customers, such prices also affect profitability.
The profitability of our pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. The profitability of our marine operations primarily depends on the quantity and availability of our vessels and barges. The profitability of our light product terminal operations primarily depends on the throughput volumes at these terminals. A majority of the crude oil and refined product shipments on our pipelines and marine vessels and the refined product throughput at our terminals serve our Refining & Marketing segment. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines, terminals and marine operations. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines and marine operations. In most of our markets, demand for gasoline and distillate peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.

Results of Operations
Consolidated Results of Operations

	Three Months Ended March 31,
(In millions)	2017	2016	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$16,288	$12,755	$3,533
Income from equity method investments	57	22	35
Net gain on disposal of assets	5	25	(20)
Other income	43	28	15
Total revenues and other income	16,393	12,830	3,563
Costs and expenses:
Cost of revenues (excludes items below)	13,133	9,701	3,432
Purchases from related parties	122	107	15
Inventory market valuation adjustment	—	15	(15)
Consumer excise taxes	1,813	1,826	(13)
Impairment expense	—	129	(129)
Depreciation and amortization	536	490	46
Selling, general and administrative expenses	389	378	11
Other taxes	108	109	(1)
Total costs and expenses	16,101	12,755	3,346
Income from operations	292	75	217
Net interest and other financial income (costs)	(150)	(142)	(8)
Income (loss) before income taxes	142	(67)	209
Provision for income taxes	41	11	30
Net income (loss)	101	(78)	179
Less net income (loss) attributable to:
Redeemable noncontrolling interest	16	—	16
Noncontrolling interests	55	(79)	134
Net income attributable to MPC	$30	$1	$29

Net income attributable to MPC increased $29 million in the first quarter of 2017 compared to the first quarter of 2016 as increases in income from operations for our Midstream and Refining & Marketing segments were partially offset by a decrease in our Speedway segment income from operations. See Segment Results for additional information.
Sales and other operating revenues (including consumer excise taxes) increased $3.53 billion in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to higher average refined product sales prices, which increased $0.45 per gallon, partially offset by a decrease in refined product sales volumes.
Income from equity method investments increased $35 million in the first quarter of 2017 compared to the first quarter of 2016. The increase is primarily due to increases in income from new and existing pipeline, retail and marine affiliates.
Net gain on disposal of assets decreased $20 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to the sale of a Speedway retail location in the first quarter of 2016.
Other income increased $15 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to increases in sales of excess sulfur credits, RIN sales and operating fees.

Cost of revenues increased $3.43 billion in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to:

•	an increase in refined product cost of sales of $3.38 billion primarily due to an increase in raw material costs; and

•
an increase in refinery direct operating costs of $144 million, or $1.34 per barrel of total refinery throughput, primarily due to increases in planned turnaround and major maintenance activity and other manufacturing costs in 2017.

Purchases from related parties increased $15 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to:

•	an increase in transportation services provided by Crowley Blue Water Partners, which is a new marine joint venture established in May 2016, of $14 million;

•	an increase in transportation services provided by Crowley Ocean Partners of $13 million;

•	a decrease in transportation services provided by pipeline affiliates of $7 million; and

•	a decrease in volumes of ethanol purchased from TAME, TACE and TAAE of $5 million.
Inventory market valuation adjustment increased costs and expenses by $15 million for the first quarter of 2016. There was no such effect in the first quarter of 2017.
Consumer excise taxes decreased $13 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to decreases in taxable refined product sales volumes.
Impairment expense reflects a $129 million impairment charge recorded by MPLX in the first quarter of 2016.
Depreciation and amortization increased $46 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to accelerated depreciation as a result of the decommissioning of an MPLX gas processing facility in conjunction with an expansion project at the Houston Complex.
Selling, general and administrative expenses increased $11 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to increases in certain first quarter employee benefit expenses.
Other taxes were consistent in the first quarter of 2017 compared to the first quarter of 2016.
Net interest and other financial costs increased $8 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to the MPLX senior notes issued in February 2017, partially offset by decreased borrowings on the MPLX bank revolving credit facility and the MPC term loan agreement.
Provision for income taxes increased $30 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to an increase in income before income taxes of $209 million in the first quarter of 2017. The combined federal, state and foreign income tax rate was 29 percent and (17) percent for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate for the three months ended March 31, 2017 was slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to equity compensation, net income attributable to noncontrolling interests and the domestic manufacturing deduction, offset by state and local tax expense. The effective tax rate for the three months ended March 31, 2016 was significantly affected by permanent tax differences related to the net loss attributable to noncontrolling interest, including their proportional share of the goodwill impairment charge recorded by MPLX. The net loss attributable to noncontrolling interest reduced the effective rate for the first three months ended March 31, 2016 by 51 percent from the U.S. statutory rate of 35 percent.

Segment Results
Revenues
Revenues, including intersegment sales, are summarized by segment in the following table.

	Three Months Ended March 31,
(In millions)	2017	2016
Refining & Marketing	$13,963	$10,571
Speedway	4,384	3,951
Midstream	876	631
Segment revenues	$19,223	$15,153
Items included in both revenues and costs:
Consumer excise taxes	$1,813	$1,826
Refining & Marketing segment revenues increased $3.39 billion in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to an increase in refined product sales prices partially offset by a decrease in refined product sales volumes. The table below shows our Refining & Marketing segment refined product sales volumes, sales destined for export and average sales prices.

	Three Months Ended March 31,
	2017	2016
Refining & Marketing segment:
Refined product sales volumes (thousands of barrels per day)(a)	2,070	2,148
Refined product sales destined for export (thousands of barrels per day)	226	261
Average refined product sales prices (dollars per gallon)	$1.68	$1.23

(a)	Includes intersegment sales and sales destined for export.
The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended March 31,
(Dollars per gallon)	2017	2016
Chicago spot unleaded regular gasoline	$1.49	$1.00
Chicago spot ultra-low sulfur diesel	1.52	1.07
USGC spot unleaded regular gasoline	1.55	1.06
USGC spot ultra-low sulfur diesel	1.56	1.03

Refining & Marketing intersegment sales to our Speedway segment increased $425 million in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to higher refined product sales prices partially offset by lower volumes. The lower sales volumes to Speedway were mainly due to Speedway’s contribution of 41 travel centers to a new joint venture, PFJ Southeast, in the fourth quarter of 2016. The refined product sales to PFJ Southeast continue to be reported in the Refining & Marketing segment totals above, but are no longer considered sales to the Speedway segment. The table below shows our Refining & Marketing intersegment sales to our Speedway segment.

	Three Months Ended March 31,
	2017	2016
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$2,590	$2,165
Refined product sales volumes (millions of gallons)	1,336	1,448
Average refined product sales prices (dollars per gallon)	$1.93	$1.49
Speedway segment revenues increased $433 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to an increase in gasoline and distillate sales of $453 million for the first quarter, partially offset by a decrease in merchandise sales of $25 million. The increase in gasoline and distillate sales was primarily due to an increase in average gasoline and distillate selling prices of $0.44 per gallon, partially offset by a volume decrease of 90 million gallons. The decrease in gasoline and distillate sales volumes and merchandise sales is primarily attributable to the contribution of 41 travel centers to PFJ Southeast in the fourth quarter of 2016. Speedway’s share of the results from PFJ Southeast are reported as income from equity method investments.
The following table includes certain revenue statistics for the Speedway segment.

	Three Months Ended March 31,
	2017	2016
Convenience stores at period-end(a)	2,731	2,771
Gasoline & distillate sales (millions of gallons)(a)	1,393	1,483
Average gasoline & distillate sales prices (dollars per gallon)	$2.25	$1.81
Merchandise sales (in millions)(a)	$1,127	$1,152
Same store gasoline sales volume (period over period)	(1.0%)	1.0%
Same store merchandise sales (period over period)(b)	2.1%	3.1%

(a)	First quarter 2017 statistics do not reflect any information for the 41 travel centers Speedway contributed to PFJ Southeast, whereas they are reflected in the first quarter 2016 operating statistics.

(b)	Excludes cigarettes.
Midstream segment revenue increased $245 million in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to higher natural gas and NGL prices and increased processing and fractionation volumes. The comparison also reflects the absence of any revenues for the terminal services provided to the Refining & Marketing segment in the first quarter of 2016 versus the inclusion of revenues for these services in the first quarter of 2017. These assets were not considered a business prior to April, 1, 2016 and therefore, no financial results for these assets were available from which to recast first quarter 2016 Midstream segment results.

The following table includes operating statistics for the Midstream segment.

	Three Months Ended March 31,
	2017	2016
Midstream intersegment sales to Refining & Marketing (in millions)	$344	$232
Crude oil and refined product pipeline throughputs (mbpd)(a)	2,888	2,818
Terminal throughput (mbpd)(b)	59,793	—
Gathering system throughput (MMcf/d)	3,184	3,345
Natural gas processed (MMcf/d)	6,132	5,636
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)	367	321
Natural Gas NYMEX HH ($ per MMBtu)	$3.06	$1.99
C2 + NGL Pricing ($ per gallon)(c)	$0.64	$0.38

(a)	On owned common-carrier pipelines and private pipelines contributed to MPLX, excluding equity method investments.

(b)	Includes the results of the terminal assets beginning on April 1, 2016, the date the assets became a business.

(c)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

Income from Operations
Income from operations by segment and income before income taxes are presented in the following table.

	Three Months Ended March 31,
(In millions)	2017	2016
Income from Operations by segment
Refining & Marketing	$(70)	$(86)
Speedway	135	167
Midstream(a)	309	189
Items not allocated to segments:
Corporate and other unallocated items(a)	(82)	(65)
Pension settlement expenses	—	(1)
Impairment expense	—	(129)
Income from operations	292	75
Net interest and other financial income (costs)	(150)	(142)
Income (loss) before income taxes	$142	$(67)

(a)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.
Refining & Marketing segment income from operations improved $16 million in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to a $1.78 per barrel increase in the gross margin offset by higher direct operating costs including increased turnaround activity. The increase in gross margin resulted primarily from higher crack spreads and favorable changes in volumetric gains, offset by less favorable product price realizations as compared with the spot market reference prices. The Chicago and Gulf Coast LLS 6-3-2-1 blended crack spread increased $3.10 per barrel to $7.72 per barrel in the first quarter of 2017 from $4.62 per barrel in the first quarter of 2016.

The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended March 31,
(Dollars per barrel)	2017	2016
Chicago LLS 6-3-2-1 crack spread(a)(b)	$6.62	$4.11
USGC LLS 6-3-2-1 crack spread(a)	8.46	4.97
Blended 6-3-2-1 crack spread(a)(c)	7.72	4.62
LLS	53.39	35.29
WTI	51.78	33.63
LLS—WTI crude oil differential(a)	1.61	1.66
Sweet/Sour crude oil differential(a)(d)	6.84	6.77

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 40 percent/60 percent based on our refining capacity by region.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Based on the market indicators above and our refinery throughputs, we estimate the following impacts on Refining & Marketing segment income from operations for the first quarter of 2017 compared to the first quarter of 2016:

•	The USGC LLS 6-3-2-1 crack spread increased $3.49 per barrel for the first quarter, which had a positive impact on segment income of $299 million.

•	The Chicago LLS 6-3-2-1 crack spread increased $2.51 per barrel for the first quarter, which had a positive impact on segment income of $142 million.

•	The sweet/sour crude oil differential increased $0.07 per barrel in the first quarter, which had a positive impact on segment income of $15 million.

•	The LLS-WTI crude oil differential decreased $0.05 per barrel for the first quarter, which had a negative impact on segment income of $12 million.
The above market indicators use spot market values and an estimated mix of crude purchases and product sales. Differences in our results compared to these market indicators, including the effects of product price realizations, the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, and other items like refinery yields and other feedstock variances, had an estimated negative impact on Refining & Marketing segment income of $230 million for the first quarter of 2017 compared to the first quarter of 2016.
The following table summarizes our refinery throughputs.

	Three Months Ended March 31,
	2017	2016
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,511	1,603
Other charge and blendstocks	197	171
Total	1,708	1,774
Sour crude oil throughput percent	67	61
WTI-priced crude oil throughput percent	15	18

Crude oil throughputs decreased 92 mbpd in the first quarter of 2017 compared to the first quarter of 2016. The decrease in the first quarter was primarily due to increased planned turnaround and major maintenance activity at the Garyville refinery in 2017.

The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended March 31,
	2017	2016
Refining & Marketing gross margin (dollars per barrel)(a)(b)	$11.65	$9.87
Refinery direct operating costs (dollars per barrel):(c)
Planned turnaround and major maintenance	$3.10	$2.43
Depreciation and amortization	1.63	1.54
Other manufacturing(d)	4.72	4.14
Total	$9.45	$8.11

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)
Excludes LCM inventory valuation charge for the first quarter of 2016. Comparable prior period information for gross margin has been recast in connection with the contribution of certain pipeline assets to MPLX on March 1, 2017.

(c)	Per barrel of total refinery throughputs.

(d)	Includes utilities, labor, routine maintenance and other operating costs.

Refinery direct operating costs increased $1.34 per barrel in the first quarter of 2017 compared to the first quarter of 2016, primarily due to increases in planned turnaround and major maintenance costs of $0.67 per barrel and other manufacturing costs of $0.58 per barrel. The increase in planned turnaround and major maintenance costs was primarily attributable to higher turnaround costs incurred by the Texas City and Garyville refineries, partially offset by a decrease in turnaround costs incurred by the Galveston Bay and Robinson refineries in the first quarter of 2017. Other manufacturing costs increased mainly due to higher energy, catalyst and routine maintenance expenses.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with RINs increased to $97 million in the first quarter of 2017 from $63 million in the first quarter of 2016. The increase for the first quarter of 2017 was primarily due to the effect of increased purchases and prices for bio-mass based diesel RINs and increased RIN obligation requirements published by the EPA.
Speedway segment income from operations decreased $32 million in the first quarter of 2017 compared to the first quarter of 2016. The decrease was primarily due to the absence of a $24 million gain from the sale of retail location in the first quarter of 2016 and lower light product and merchandise gross margin, partially offset by lower operating expenses. Speedway's light product margin decreased to 15.66 cents per gallon in the first quarter of 2017 from 16.82 cents per gallon in the first quarter of 2016.
The following table includes margin statistics for the Speedway segment.

	Three Months Ended March 31,
	2017	2016
Gasoline and distillate sales (millions of gallons)(a)	1,393	1,483
Gasoline & distillate gross margin (dollars per gallon)(a)(b)	$0.1566	$0.1682
Merchandise gross margin (in millions)(a)	$320	$330
Merchandise gross margin percent(a)	28.4%	28.6%

(a)	First quarter 2017 statistics do not reflect any information for the 41 travel centers Speedway contributed to PFJ Southeast, whereas they are reflected in the first quarter 2016 operating statistics.

(b)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.
Midstream segment income from operations increased $120 million in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to increased processing and fractionation activity and the earnings from equity investments in new and existing pipeline and marine operations. Comparability of the Midstream segment's results to the first quarter of 2016 was also affected by the drop of certain terminal assets to MPLX during the quarter. These assets were considered a business effective April 1, 2016. As a result, no financial results are available for the light product terminals business prior to that date and the first quarter of 2016 does not reflect any results for these assets in the Midstream segment.
Corporate and other unallocated items increased $17 million in the first quarter of 2017, largely due to an increase in certain first-quarter employee benefit expenses along with less corporate costs allocated to the segments.

Items not allocated to segments in the first quarter of 2016 also reflects a $129 million non-cash goodwill impairment charge recorded by MPLX.
Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $2.17 billion at March 31, 2017 compared to $887 million at December 31, 2016. Net cash provided by (used in) operating activities, investing activities and financing activities for the first three months of 2017 and 2016 are presented in the following table.

	Three Months Ended March 31,
(In millions)	2017	2016
Net cash provided by (used in):
Operating activities	$1,113	$330
Investing activities	(1,356)	(727)
Financing activities	1,523	(422)
Total	$1,280	$(819)

Net cash provided by operating activities increased $783 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to a favorable change in working capital of $687 million and an increase in operating results. Changes in working capital, excluding changes in short-term debt, were a net $410 million source of cash in the first quarter of 2017 compared to a net $277 million use of cash in the first quarter of 2016. The changes in working capital for the first quarter of 2017 were primarily due to decreases in current receivables and inventories partially offset by a decrease in accounts payable and accrued liabilities. Changes from December 31, 2016 to March 31, 2017 per the consolidated balance sheets were as follows:

•	Current receivables decreased $333 million from year-end 2016, primarily due to lower refined product volumes, partially offset by higher prices.

•	Inventories decreased $264 million from year-end 2016, primarily due to decreases in refined product, material and supplies, and crude oil inventories.

•
Accounts payable decreased $250 million from year-end 2016, primarily due to the timing of costs incurred for certain major maintenance activity and capital projects, partially offset by increases in crude purchase prices and volumes.

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
Net cash used in investing activities was $629 million higher in the first quarter of 2017 compared to the first quarter of 2016 primarily due to investments and acquisitions made during the quarter which are described further below.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(In millions)	2017	2016
Additions to property, plant and equipment per consolidated statements of cash flows	$610	$745
Asset retirement expenditures	1	—
Decrease in capital accruals	(72)	(137)
Total capital expenditures	539	608
Acquisitions(a)	220	10
Investments in equity method investees(b)	566	66
Total capital expenditures and investments	$1,325	$684

(a)
The three months ended March 31, 2017 includes the $220 million acquisition of the Ozark pipeline. The three months ended March 31, 2016 includes adjustments to the fair values of the property, plant and equipment, intangibles and goodwill acquired in connection with the MarkWest Merger.

(b)
The three months ended March 31, 2017 includes an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system. The three months ended March 31, 2016 includes an adjustment of $143 million to the fair value of equity method investments acquired in connection with the MarkWest Merger.

Capital expenditures and investments are summarized by segment below.

	Three Months Ended March 31,
(In millions)	2017	2016
Refining & Marketing	$192	$243
Speedway	35	50
Midstream(a)	1,070	350
Corporate and Other(b)	28	41
Total	$1,325	$684

(a)	Includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.

(b)	Includes capitalized interest of $12 million and $17 million for the three months ended March 31, 2017 and 2016, respectively.
Net cash contributed to equity method investments increased $485 million for the first quarter of 2017 compared to the first quarter of 2016, primarily due to MPLX’s investment of $500 million for a partial interest in the Bakken Pipeline system. Net cash used for acquisitions increased due to MPLX’s acquisition of the Ozark pipeline for $220 million. Net cash used for additions to property, plant and equipment decreased $135 million primarily due to decreased capital expenditures in all segments. Cash from disposal of assets decreased $75 million primarily due to the absence of a first quarter 2016 sale of a Speedway retail location.
Financing activities were a net $1.52 billion source of cash in the first quarter of 2017 compared to a net $422 million use of cash in the first quarter of 2016. In 2017, sources of cash from financing activities included long-term debt borrowings, proceeds from issuances of MPLX common units and contributions from noncontrolling interests which were partially offset by uses of cash in financing activities which included common stock repurchases, long-term debt repayments, dividend payments and distributions to noncontrolling interests.
Long-term debt borrowings and repayments, including debt issuance costs, were a net $2.01 billion source of cash in the first quarter of 2017 compared to a net $560 million use of cash in the first quarter of 2016. During the first quarter of 2017, MPLX issued $2.25 billion of senior notes and we repaid the remaining $200 million balance under the MPC term loan agreement. During the first quarter of 2016, MPLX repaid amounts outstanding under the MPLX bank revolving credit facility.

Cash used in common stock repurchases increased $345 million in the first quarter of 2017 compared to the first quarter of 2016 as cash proceeds from the dropdown of certain terminal, pipeline and storage assets to MPLX on March 1, 2017 supported share repurchases of $420 million in March of 2017. The table below summarizes our total share repurchases for these periods. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase authorizations.

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Number of shares repurchased	9	2
Cash paid for shares repurchased	$420	$75
Effective average cost per delivered share	$50.15	$43.96
Cash used in dividend payments increased $21 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to a $0.04 per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments were $0.36 per common share in the first quarter of 2017 compared to $0.32 per common share in the first quarter of 2016.
Cash used in distributions to noncontrolling interests increased $37 million in the first quarter of 2017 compared to the first quarter of 2016. The distributions increased primarily due to an increase in total MPLX common units outstanding and distributions paid on the MPLX Preferred Units.
Cash provided by contributions from noncontrolling interests increased $124 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to MarkWest’s sale of a noncontrolling interest in Ohio Fractionation to Sherwood Midstream.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $6.15 billion at March 31, 2017 consisting of:

	March 31, 2017
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$2,500	$—	$2,500
364 day bank revolving credit facility	1,000	—	$1,000
Trade receivables facility	750	—	750
Total	$4,250	$—	$4,250
Cash and cash equivalents(b)			1,902
Total liquidity			$6,152

(a)	Excludes MPLX’s $2.0 billion bank revolving credit facility, which had $2.0 billion available as of March 31, 2017.

(b)	Excludes $265 million of MPLX cash and cash equivalents.
Because of the alternatives available to us, including internally generated cash flow and access to capital markets and a commercial paper program, we believe that our short-term and long-term liquidity is adequate to fund not only our current operations, but also our near-term and long-term funding requirements, including capital spending programs, the repurchase of shares of our common stock, dividend payments, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.
As discussed in the “Strategic Actions to Enhance Shareholder Value” section in the Corporate Overview, we expect MPLX to finance the planned dropdown transactions in the aggregate with debt and equity in approximately equal proportions. The equity financing will be funded through MPLX common units issued to us. In conjunction with the completion of the dropdowns, we also expect to exchange our economic interests in the general partner of MPLX, including incentive distribution rights, for newly issued MPLX common units. Cash proceeds from the dropdowns and ongoing MPLX common unit distributions to us are expected to fund the substantial ongoing return of capital to MPC shareholders in a manner consistent with maintaining an investment-grade credit profile.

On February 10, 2017, MPLX completed a public offering of $1.25 billion aggregate principal amount of 4.125% unsecured senior notes due March 2027 and $1.0 billion aggregate principal amount of 5.200% unsecured senior notes due March 2047. Interest is payable semi-annually in arrears on March 1st and September 1st of each year, commencing on September 1, 2017.
We may, from time to time, repurchase notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
We established a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of March 31, 2017, we had no commercial paper borrowings outstanding.
The MPC bank revolving credit facility and MPLX credit agreement, which provides for the MPLX bank revolving credit facility and the MPLX term loan facility (“MPLX Credit Agreement”), contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC bank revolving credit facility requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC bank revolving credit facility) of no greater than 0.65 to 1.00. As of March 31, 2017, we were in compliance with this financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.26 to 1.00, as well as the other covenants contained in the MPC bank revolving credit facility.
The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of March 31, 2017, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.87 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.
Our intention is to maintain an investment-grade credit profile. As of March 31, 2017, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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
Neither the MPC bank revolving credit facility, MPLX Credit Agreement nor our trade receivables facility contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt ratings would increase the applicable interest rates, yields and other fees payable under the MPC bank revolving credit facility, MPLX Credit Agreement, our trade receivables facility and debt held by our ocean vessel joint venture with Crowley. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables facility, impact our ability to purchase crude oil on an unsecured basis or result in us having to post letters of credit under existing transportation services agreements.

Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 38 percent at March 31, 2017 and 33 percent at December 31, 2016.

(In millions)	March 31, 2017	December 31, 2016
Debt due within one year	$28	$28
Long-term debt	12,570	10,544
Total debt	$12,598	$10,572
Calculation of debt-to-total-capital ratio:
Total debt	$12,598	$10,572
Redeemable noncontrolling interest	1,000	1,000
Total equity	19,797	20,203
Total capital	$33,395	$31,775
Debt-to-total-capital ratio	38%	33%
Capital Requirements
Our board originally approved a 2017 capital spending and investment plan of $1.7 billion for MPC, excluding MPLX. This budget includes spending on refining and marketing, retail and non-MPLX midstream projects as well as amounts designated for corporate projects. The remaining midstream projects are included in the MPLX budget. During the first quarter of 2017, MPLX updated its capital investment plan for organic growth capital to a range of $1.8 billion to $2.0 billion, up from $1.4 billion to $1.7 billion. The increase includes capital to support the development of the Argo I plant in the Delaware Basin, the Sherwood Complex in the Northeast and an expansion of the Ozark pipeline. MPLX maintenance capital is forecast to be approximately $150 million, an increase of $50 million versus previous guidance, primarily due to expenditures related to assets MPLX acquired during the quarter. Approximately $100 million of this increase will result in a corresponding reduction to MPC’s capital spending forecast as the spending relates to the assets that were contributed to MPLX on March 1, 2017. During the three months ended March 31, 2017, our capital expenditures and investments totaled $593 million, excluding MPLX’s acquisitions of a partial interest in the Bakken Pipeline system for $500 million and the Ozark pipeline for approximately $220 million and capitalized interest. We continuously evaluate our capital budget and make changes as conditions warrant.
During the second quarter of 2017, we paid BP $131 million for the fourth year’s contingent earnout related to our 2013 acquisition of the Galveston Bay Refinery. This second quarter payment represents the final payment under the agreement. See Note 14 to the unaudited consolidated financial statements.
Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through the first quarter of 2017. At March 31, 2017, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of March 31, 2017, our equity investment in Centennial was $34 million and we had a $24 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Note 21 to the unaudited consolidated financial statements for additional information on the debt guarantee.
During the three months ended March 31, 2017, we made no voluntary contributions to our funded pension plan. We have no required funding for 2017, but may make additional voluntary contributions for future years at our discretion depending on the funding status and the plan asset performance.
On April 26, 2017, our board of directors approved a dividend of $0.36 per share on common stock. The dividend is payable June 12, 2017, to shareholders of record as of the close of business on May 17, 2017.
During March of 2017, we paid $420 million to acquire 9 million common shares through open market share repurchases at an effective average cost of $50.15 per delivered share. These share repurchases were supported by cash proceeds from the dropdown of certain terminal, pipeline and storage assets to MPLX on March 1, 2017. See Note 8 to the unaudited consolidated financial statements.

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
Contractual Cash Obligations
As of March 31, 2017, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first three months of 2017, our long-term debt commitments increased $3.95 billion due to the public offering of the MPLX senior notes in February 2017, partially offset by repayment of $200 million of outstanding borrowings under the MPC term loan agreement.
Our transportation services agreement for the Sandpiper pipeline was terminated in February 2017. As a result, we had a decrease in our long-term transportation commitments of $2.15 billion.
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
Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital requirements, including our capital budget and investment spending, costs for projects under construction, project completion dates and expectations or projections about strategies and goals for growth, upgrades and expansion, the carrying value of our Centennial equity investment, future contributions to our funded pension plans and share repurchases. Some factors that could cause actual results to differ materially from those included in our forward-looking statements regarding capital requirements include: the availability of liquidity; business conditions; a further decline or improvement in the long-term outlook of the potential uses of Centennial’s assets and the pursuit of different strategic alternatives for such assets; our ability to achieve the strategic and other objectives related to the strategic initiatives discussed herein; adverse changes in laws including with respect to tax and regulatory matters; inability to agree with the MPLX conflicts committee with respect to the timing of and value attributed to assets identified for dropdown; changes to the expected construction costs and timing of projects; delays in obtaining third-party approvals; changes in labor, materials and equipment costs and availability; planned and unplanned outages; the delay of, cancellation of or failure to implement planned capital projects; project cost overruns; disruptions or interruptions of our refining operations due to the shortage of skilled labor or unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response; continued/further volatility in and/or degradation of market and industry conditions; the availability and pricing of crude oil and other feedstocks; slower growth in domestic and Canadian crude supply; completion of pipeline capacity to areas outside the U.S. Midwest; consumer demand for refined products; transportation logistics; the reliability of processing units and other equipment; MPC's ability to successfully implement growth opportunities, modifications to MPLX earnings and distribution growth objectives; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; changes to MPC's capital budget; other risk factors inherent to MPC's industry. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $650 million between 2014 and 2019 to comply with these standards, which includes estimated capital expenditures of approximately $200 million in 2017.
There have been no other significant changes to our environmental matters and compliance costs during the three months ended March 31, 2017.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2017.
Accounting Standards Not Yet Adopted
As discussed in Note 2 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2016.
See Notes 14 and 15 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2017 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of March 31, 2017
Crude	$27	$69	$36	$128
Refined products	21	53	(20)	(50)
Embedded derivatives	(4)	(11)	4	11
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2017 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding capital leases, as of March 31, 2017 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of March 31, 2017(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended March 31, 2017(c)
Long-term debt
Fixed-rate	$12,863	$1,118	n/a
Variable-rate	250	n/a	1

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2017.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the three months ended March 31, 2017.
At March 31, 2017, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the MPLX term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the MPLX term loan facility, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2017, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Income from Operations by segment
Refining & Marketing(a)	$(70)	$(86)
Speedway	135	167
Midstream(a)(b)	309	189
Items not allocated to segments:
Corporate and other unallocated items(a)(b)	(82)	(65)
Pension settlement expenses	—	(1)
Impairments(c)	—	(129)
Income from operations	$292	$75
Capital Expenditures and Investments(d)
Refining & Marketing	$192	$243
Speedway	35	50
Midstream(e)	1,070	350
Corporate and Other(f)	28	41
Total	$1,325	$684

(a)
We revised our operating segment presentation in the first quarter of 2017 in connection with the contribution of certain terminal, pipeline and storage assets to MPLX. The operating results for these assets, which were previously included in the Refining & Marketing segment, are now included in the Midstream segment. Comparable prior period information has been recast to reflect our revised presentation. The results for the pipeline and storage assets were recast effective January 1, 2015 and the results for the terminal assets were recast effective April 1, 2016. Prior to these dates these assets were not considered businesses and therefore there are no financial results from which to recast segment results.

(b)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	See Note 14 to the unaudited consolidated financial statements for further information on the goodwill impairment recognized in the first three months ended March 31, 2016.

(d)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(e)	The three months ended March 31, 2017 includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.

(f)	Includes capitalized interest of $12 million and $17 million for the three months ended March 31, 2017 and 2016, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
	2017	2016
MPC Consolidated Refined Product Sales Volumes (mbpd)(a)	2,085	2,158
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (mbpd)(b)	2,070	2,148
Refining & Marketing gross margin (dollars per barrel)(c)(d)	$11.65	$9.87
Crude oil capacity utilization percent(e)	83	89
Refinery throughputs (mbpd):(f)
Crude oil refined	1,511	1,603
Other charge and blendstocks	197	171
Total	1,708	1,774
Sour crude oil throughput percent	67	61
WTI-priced crude oil throughput percent	15	18
Refined product yields (mbpd):(f)
Gasoline	867	899
Distillates	544	571
Propane	28	32
Feedstocks and special products	224	234
Heavy fuel oil	29	30
Asphalt	56	44
Total	1,748	1,810
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$3.10	$2.43
Depreciation and amortization	1.63	1.54
Other manufacturing(h)	4.72	4.14
Total	$9.45	$8.11
Refining & Marketing Operating Statistics By Region - Gulf Coast
Refinery throughputs (mbpd):(i)
Crude oil refined	850	991
Other charge and blendstocks	222	217
Total	1,072	1,208
Sour crude oil throughput percent	84	75
WTI-priced crude oil throughput percent	4	3
Refined product yields (mbpd):(i)
Gasoline	499	533
Distillates	309	375
Propane	21	25
Feedstocks and special products	243	280
Heavy fuel oil	18	18
Asphalt	14	8
Total	1,104	1,239
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$4.31	$2.62
Depreciation and amortization	1.35	1.17
Other manufacturing(h)	4.62	3.74
Total	$10.28	$7.53

Supplementary Statistics (Unaudited)
	Three Months Ended March 31,
	2017	2016
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (mbpd):(i)
Crude oil refined	661	612
Other charge and blendstocks	30	36
Total	691	648
Sour crude oil throughput percent	45	39
WTI-priced crude oil throughput percent	29	42
Refined product yields (mbpd):(i)
Gasoline	368	366
Distillates	235	196
Propane	8	9
Feedstocks and special products	35	34
Heavy fuel oil	11	12
Asphalt	42	36
Total	699	653
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.98	$1.76
Depreciation and amortization	1.93	2.03
Other manufacturing(h)	4.50	4.36
Total	$7.41	$8.15
Speedway Operating Statistics(j)
Convenience stores at period-end	2,731	2,771
Gasoline and distillate sales (millions of gallons)	1,393	1,483
Gasoline and distillate gross margin (dollars per gallon)(k)	$0.1566	$0.1682
Merchandise sales (in millions)	$1,127	$1,152
Merchandise gross margin (in millions)	$320	$330
Merchandise gross margin percent	28.4%	28.6%
Same store gasoline sales volume (period over period)	(1.0%)	1.0%
Same store merchandise sales (period over period)(l)	2.1%	3.1%
Midstream Operating Statistics
Crude oil and refined product pipeline throughputs (mbpd)(m)	2,888	2,818
Terminal throughput (mbpd)(n)	59,793	—
Gathering system throughput (MMcf/d)(o)	3,184	3,345
Natural gas processed (MMcf/d)(o)	6,132	5,636
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)(o)	367	321

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail customers.

(b)	Includes intersegment sales.

(c)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(d)
Excludes LCM inventory valuation charge for the first quarter of 2016. Comparable prior period information for gross margin has been recast in connection with the contribution of certain pipeline assets to MPLX on March 1, 2017.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)	Excludes inter-refinery volumes of 55 mbpd and 82 mbpd for the three months ended March 31, 2017 and 2016, respectively.

(g)	Per barrel of total refinery throughputs.

(h)	Includes utilities, labor, routine maintenance and other operating costs.

(i)	Includes inter-refinery transfer volumes.

(j)
First quarter 2017 operating statistics do not reflect any information for the 41 travel centers contributed to PFJ Southeast, whereas they are reflected in the first quarter 2016 operating statistics.

(k)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(l)	Excludes cigarettes.

(m)	Includes common-carrier pipelines and private pipelines contributed to MPLX, excluding equity method investments.

(n)	Includes the results of the terminal assets contributed to MPLX from the date the assets became a business, April 1, 2016.

(o)	Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

Part II – Other Information
Item 1. Legal Proceedings
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Specific matters discussed below are either new proceedings or material developments in proceedings, other than items arising in the ordinary course of business, previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Litigation
We are a co-defendant in four lawsuits consolidated for pre-trial purposes in a multi-district litigation pending in the 56th District Court, Galveston County, Texas. Plaintiffs allege personal injuries from a fire that occurred at our Galveston Bay refinery on January 11, 2016. Discovery has commenced in the matters and trial is scheduled for the first case on September 11, 2017. The remaining three cases are scheduled for trials commencing October 10, 2017, October 30, 2017 and December 4, 2017, respectively. At this time, the ultimate outcome of this litigation and liability remains uncertain and we are unable to provide a reasonable estimate of the potential loss or range of loss, if any, given that the litigation is in a preliminary stage. If these lawsuits are resolved unfavorably in their entirety, it could materially impact our consolidated results of operations, financial position or cash flows. However, management does not believe the ultimate resolution of this litigation will have a material adverse effect.
Environmental Proceedings
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, on February 17, 2016, MarkWest Liberty Bluestone, L.L.C., a wholly-owned subsidiary of MPLX (“MarkWest Liberty Bluestone”), received an initial Consent Agreement and Final Order (“Initial CAFO”) from the EPA alleging violations of the Clean Air Act resulting from an EPA compliance inspection conducted in July 2012 at our Sarsen Facility, a gas processing facility at our Keystone Complex located in Pennsylvania. The alleged violations included the failure to comply with monitoring, tagging, recordkeeping and repair requirements with respect to certain pumps and/or valves at the facility and with certain emissions reduction and permit application requirements. The Initial CAFO set forth a proposed penalty of $285,000. After subsequent negotiations, MarkWest Liberty Bluestone and the EPA entered into a Consent Agreement and Final Order effective March 28, 2017 resolving these issues, pursuant to which MarkWest Liberty Bluestone will pay a penalty of $95,000 and implement certain enhancements in connection with its existing leak monitoring program.

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended March 31, 2017, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
01/01/17-01/31/17	—	$—	—	$2,564,140,333
02/01/17-02/28/17	1,024	48.54	—	2,564,140,333
03/01/17-03/31/17	8,420,018	50.15	8,376,500	2,144,094,411
Total	8,421,042	50.15	8,376,500

(a)
The amounts in this column include 1,024 and 43,518 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in February and March, respectively.

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

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	10-K	3.2	2/24/2017	001-35054
10.1	Amended and Restated Marathon Petroleum Corporation 2012 Incentive Compensation Plan					X
10.2	Form of MPLX LP Performance Unit Award Agreement					X
10.3	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2017	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller