Form 10-Q
period 2017-06-30
Marathon Petroleum Corp
filed 2017-08-03
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 506,253,878 shares of Marathon Petroleum Corporation common stock outstanding as of July 27, 2017.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended June 30, 2017

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ATB	Articulated tug barges
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
bcf/d	One billion cubic feet per day
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization, a non-GAAP financial measure
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
IDR	Incentive Distribution Rights
LCM	Lower of cost or market
LIFO	Last in, first out, an inventory costing method
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
OTC	Over-the-Counter
ppm	Parts per million
RIN	Renewable Identification Number
SEC	Securities and Exchange Commission
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$18,033	$16,809	$34,167	$29,563
Sales to related parties	147	2	301	3
Income (loss) from equity method investments	83	(50)	140	(28)
Net gain on disposal of assets	7	—	12	25
Other income	84	29	127	57
Total revenues and other income	18,354	16,790	34,747	29,620
Costs and expenses:
Cost of revenues (excludes items below)	14,175	12,830	27,308	22,531
Purchases from related parties	150	124	272	231
Inventory market valuation adjustment	—	(385)	—	(370)
Consumer excise taxes	1,926	1,893	3,739	3,719
Impairment expense	—	1	—	130
Depreciation and amortization	521	500	1,057	990
Selling, general and administrative expenses	485	401	874	779
Other taxes	115	111	223	220
Total costs and expenses	17,372	15,475	33,473	28,230
Income from operations	982	1,315	1,274	1,390
Net interest and other financial income (costs)	(158)	(137)	(308)	(279)
Income before income taxes	824	1,178	966	1,111
Provision for income taxes	250	395	291	406
Net income	574	783	675	705
Less net income (loss) attributable to:
Redeemable noncontrolling interest	17	9	33	9
Noncontrolling interests	74	(27)	129	(106)
Net income attributable to MPC	$483	$801	$513	$802
Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$0.94	$1.51	$0.99	$1.52
Weighted average shares outstanding	513	528	519	528
Diluted:
Net income attributable to MPC per share	$0.93	$1.51	$0.98	$1.51
Weighted average shares outstanding	517	531	523	531
Dividends paid	$0.36	$0.32	$0.72	$0.64
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net income	$574	$783	$675	$705
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $4, $3, $7 and $8	7	4	11	12
Prior service costs, net of tax of ($4), ($4), ($8) and ($9)	(6)	(7)	(13)	(15)
Other comprehensive income (loss)	1	(3)	(2)	(3)
Comprehensive income	575	780	673	702
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	17	9	33	9
Noncontrolling interests	74	(27)	129	(106)
Comprehensive income attributable to MPC	$484	$798	$511	$799
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (MPLX: $293 and $234, respectively)	$1,450	$887
Receivables, less allowance for doubtful accounts of $10 and $12 (MPLX: $290 and $304, respectively)	3,259	3,617
Inventories (MPLX: $62 and $55, respectively)	5,548	5,656
Other current assets (MPLX: $31 and $33, respectively)	186	241
Total current assets	10,443	10,401
Equity method investments (MPLX: $3,368 and $2,471, respectively)	4,823	3,827
Property, plant and equipment, net (MPLX: $11,638 and $11,408, respectively)	25,786	25,765
Goodwill (MPLX: $2,245 and $2,245, respectively)	3,586	3,587
Other noncurrent assets (MPLX: $491 and $506, respectively)	809	833
Total assets	$45,447	$44,413
Liabilities
Current liabilities:
Accounts payable (MPLX: $512 and $541, respectively)	$5,307	$5,593
Payroll and benefits payable (MPLX: $0 and $1, respectively)	395	530
Consumer excise taxes payable (MPLX: $1 and $3, respectively)	474	464
Accrued taxes (MPLX: $38 and $35, respectively)	177	153
Debt due within one year (MPLX: $1 and $1, respectively)	29	28
Other current liabilities (MPLX: $125 and $81, respectively)	376	378
Total current liabilities	6,758	7,146
Long-term debt (MPLX: $6,666 and $4,422, respectively)	12,577	10,544
Deferred income taxes (MPLX: $7 and $6, respectively)	3,923	3,861
Defined benefit postretirement plan obligations	998	1,055
Deferred credits and other liabilities (MPLX: $196 and $189, respectively)	627	604
Total liabilities	24,883	23,210
Commitments and contingencies (see Note 21)
Redeemable noncontrolling interest	1,000	1,000
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value 0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 732 million and 731 million shares (par value 0.01 per share, 1 billion shares authorized)	7	7
Held in treasury, at cost – 226 million and 203 million shares	(8,664)	(7,482)
Additional paid-in capital	11,185	11,060
Retained earnings	10,344	10,206
Accumulated other comprehensive loss	(236)	(234)
Total MPC stockholders’ equity	12,636	13,557
Noncontrolling interests	6,928	6,646
Total equity	19,564	20,203
Total liabilities, redeemable noncontrolling interest and equity	$45,447	$44,413
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$675	$705
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	30	29
Impairment expense	—	130
Depreciation and amortization	1,057	990
Inventory market valuation adjustment	—	(370)
Pension and other postretirement benefits, net	(59)	56
Deferred income taxes	23	175
Net gain on disposal of assets	(12)	(25)
Income (loss) from equity method investments	(140)	28
Distributions from equity method investments	137	121
Changes in the fair value of derivative instruments	59	29
Changes in:
Current receivables	344	(276)
Inventories	107	386
Current accounts payable and accrued liabilities	(208)	632
All other, net	(51)	(13)
Net cash provided by operating activities	1,962	2,597
Investing activities:
Additions to property, plant and equipment	(1,265)	(1,431)
Acquisitions	(220)	—
Disposal of assets	37	79
Investments – acquisitions, loans and contributions	(677)	(171)
– redemptions, repayments and return of capital	23	1
All other, net	90	26
Net cash used in investing activities	(2,012)	(1,496)
Financing activities:
Commercial paper – issued	300	763
– repayments	(300)	(763)
Long-term debt – borrowings	2,241	714
– repayments	(213)	(1,606)
Debt issuance costs	(21)	(1)
Issuance of common stock	20	2
Common stock repurchased	(1,170)	(126)
Dividends paid	(376)	(339)
Issuance of MPLX LP common units	434	315
Issuance of MPLX LP redeemable preferred units	—	984
Distributions to noncontrolling interests	(324)	(249)
Contributions from noncontrolling interests	128	2
Contingent consideration payment	(89)	(164)
All other, net	(17)	(6)
Net cash provided by (used in) financing activities	613	(474)
Net increase in cash and cash equivalents	563	627
Cash and cash equivalents at beginning of period	887	1,127
Cash and cash equivalents at end of period	$1,450	$1,754
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
Balance as of December 31, 2015	$7	$(7,275)	$11,071	$9,752	$(318)	$6,438	$19,675	$—
Net income (loss)	—	—	—	802	—	(106)	696	9
Dividends declared	—	—	—	(339)	—	—	(339)	—
Distributions to noncontrolling interests	—	—	—	—	—	(249)	(249)	—
Contributions from noncontrolling interests	—	—	—	—	—	2	2	—
Other comprehensive loss	—	—	—	—	(3)	—	(3)	—
Shares repurchased	—	(126)	—	—	—	—	(126)	—
Shares issued (returned) – stock-based compensation	—	(6)	2	—	—	—	(4)	—
Stock-based compensation	—	—	28	—	—	4	32	—
Impact from equity transactions of MPLX LP	—	—	(105)	—	—	355	250	—
Issuance of MPLX LP redeemable preferred units	—	—	—	—	—	—	—	984
Other	—	—	—	—	—	1	1	—
Balance as of June 30, 2016	$7	$(7,407)	$10,996	$10,215	$(321)	$6,445	$19,935	$993
Balance as of December 31, 2016	$7	$(7,482)	$11,060	$10,206	$(234)	$6,646	$20,203	$1,000
Net income	—	—	—	513	—	129	642	33
Dividends declared	—	—	—	(375)	—	—	(375)	—
Distributions to noncontrolling interests	—	—	—	—	—	(291)	(291)	(33)
Contributions from noncontrolling interests	—	—	—	—	—	128	128	—
Other comprehensive loss	—	—	—	—	(2)	—	(2)	—
Shares repurchased	—	(1,170)	—	—	—	—	(1,170)	—
Shares issued (returned) – stock-based compensation	—	(12)	20	—	—	—	8	—
Stock-based compensation	—	—	27	—	—	1	28	—
Impact from equity transactions of MPLX LP	—	—	78	—	—	315	393	—
Balance as of June 30, 2017	$7	$(8,664)	$11,185	$10,344	$(236)	$6,928	$19,564	$1,000

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2015	729	(198)
Shares repurchased	—	(3)
Shares issued (returned) – stock-based compensation	1	(1)
Balance as of June 30, 2016	730	(202)
Balance as of December 31, 2016	731	(203)
Shares repurchased	—	(23)
Shares issued – stock-based compensation	1	—
Balance as of June 30, 2017	732	(226)
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.
Certain prior period financial statement amounts have been reclassified to conform to current period presentation.
In the first quarter of 2017, we revised our segment reporting in connection with the contribution of certain terminal, pipeline and storage assets to MPLX. See Note 3 for additional information. The operating results for these assets are now reported in our Midstream segment. Previously, they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised presentation. The results for the pipeline and storage assets were recast effective January 1, 2015 and the results for the terminal assets were recast effective April 1, 2016. Prior to these dates, these assets were not considered businesses for accounting purposes and, therefore, there are no financial results from which to recast segment results. Additionally, the MPLX asset and liability balances as of December 31, 2016 reported in parentheses on our consolidated balance sheets have also been recast to reflect this transaction. See Note 9 and Note 13 for additional information.
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

Not Yet Adopted
In May 2017, the FASB issued an update to provide guidance about when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless the fair value, vesting conditions and balance sheet classification of the modified award is the same as the original award immediately before the original award is modified. The update is effective for annual periods beginning after December 15, 2017, and interim periods within that annual period. Early adoption is permitted. This update should be applied prospectively to an award modified on or after the adoption date. We are in the process of determining the impact of the accounting standard update on the consolidated financial statements.
In March 2017, the FASB issued an update requiring that the service cost component of pension and postretirement benefit costs be presented in the same line item as other current employee compensation costs and other components of those benefit costs be presented separately from the service cost component and outside a subtotal of income from operations, if presented.  The update also requires that only the service cost component of pension and postretirement benefit cost is eligible for capitalization. The update is effective for annual periods beginning after December 15, 2017, and interim periods within that annual period. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of only service costs. Early adoption is permitted. We do not expect application of this accounting standard update to have a material impact on our consolidated financial statements.
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
In November 2016, the FASB issued an accounting standard update requiring that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The change is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Retrospective application is required. The application of this accounting standard update will not have a material impact on our statements of cash flows.
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
In February 2016, the FASB issued an accounting standard update requiring lessees to record virtually all leases on their balance sheets. The accounting standard update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The change will be effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls along with necessary system implementations. We do not plan to early adopt the standard. We believe the impact will be material on the consolidated financial statements as all leases will be recognized as a right of use asset and lease obligation on our consolidated balance sheet.
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
In May 2014, the FASB issued an accounting standard update for revenue recognition for contracts with customers. The guidance in the accounting standard update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. We will adopt the standard January 1, 2018, using the modified retrospective method, which will result in a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of this standard on our financial statements and disclosures, internal controls and accounting policies. Based on the results to date, we have reached tentative conclusions for most contract types and do not believe revenue recognition patterns will change materially. We do expect certain amounts to be grossed up in revenue in our Midstream segment as a result of implementation. In addition, we expect to elect to change our presentation of consumer excise taxes from gross to net upon the adoption date in our Refining & Marketing and Retail segments. We will provide updates as qualitative and quantitative conclusions are reached throughout 2017.

3. MPLX LP
MPLX is a diversified, growth-oriented publicly traded master limited partnership formed by us to own, operate, develop and acquire midstream energy infrastructure assets. On December 4, 2015, MPLX and MarkWest Energy Partners, L.P. (“MarkWest”) completed a merger, whereby MarkWest became a wholly-owned subsidiary of MPLX (the “MarkWest Merger”). MarkWest’s operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. MPLX owns or has an interest in a network of private and common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States, a butane cavern in Neal, West Virginia and NGL storage caverns in Woodhaven, Michigan. MPLX owns an inland marine business, comprised of tow boats and barges, which transport crude oil and refined products principally for MPC in the Midwest and Gulf Coast regions of the United States. MPLX also owns a light-product terminal business, which provides terminalling services principally for MPC in the Midwest and Southeast regions of the United States.
See Note 4 for information on MPLX’s acquisition of the Ozark pipeline, its investment in the Bakken Pipeline system and the formation of a joint venture with Antero Midstream Partners LP (“Antero Midstream”) during the first quarter of 2017.
As of June 30, 2017, we owned a 27.2 percent interest in MPLX, including a two percent general partner interest. This ownership percentage reflects the conversion at 1.09 to 1.00 of the MPLX Class B Units in July 2017. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 72.8 percent interest owned by the public. The components of our noncontrolling interest consist of equity-based noncontrolling interest and redeemable noncontrolling interest. The redeemable noncontrolling interest relates to MPLX’s preferred units, discussed below.
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
During the six months ended June 30, 2017, MPLX issued an aggregate of 13 million MPLX common units under the ATM Program, generating net proceeds of approximately $434 million. As of June 30, 2017, $280 million of MPLX common units remain available for issuance through the ATM Program under the Distribution Agreement.
Noncontrolling Interest
Changes in MPC’s equity and the offsetting changes to noncontrolling interest resulting from changes in MPC’s and the noncontrolling interest’s ownership interests in MPLX were as follows:

	Six Months Ended June 30,
(In millions)	2017	2016
Transfers (to) from noncontrolling interest
Increase (decrease) in MPC's additional paid in capital for the issuance of MPLX LP common units to the public	$25	$(40)
Increase in MPC's additional paid in capital for the issuance of MPLX LP common units and general partner units to MPC	94	—
Net transfers (to) from noncontrolling interests	119	(40)
Tax impact	(41)	(65)
Change in MPC's additional paid-in capital, net of tax	$78	$(105)

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
4. Acquisitions and Investments
Acquisition of Ozark Pipeline
On March 1, 2017, MPLX acquired the Ozark pipeline from Enbridge Pipelines (Ozark) LLC for approximately $219 million, including purchase price adjustments made in the second quarter of 2017. Based on the preliminary fair value estimates of assets acquired and liabilities assumed at the acquisition date, the purchase price was primarily allocated to property, plant and equipment. The Ozark pipeline is a 433-mile, 22-inch crude oil pipeline originating in Cushing, Oklahoma, and terminating in Wood River, Illinois, capable of transporting approximately 230 mbpd. We account for the Ozark pipeline within the Midstream segment.
The amounts of revenue and income from operations associated with the acquisition included in our consolidated statements of income, since the March 1, 2017 acquisition date, are as follows:

	Three Months Ended June 30,	Four Months Ended June 30,
(In millions)	2017	2017
Sales and other operating revenues (including consumer excise taxes)	$19	$26
Income from operations	9	11
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
Effective January 1, 2017, MarkWest and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MarkWest. MarkWest contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for a 21 percent ownership interest. MarkWest has a 10.5 percent indirect interest in Sherwood Midstream Holdings through its ownership in Sherwood Midstream. The net book value of the contributed assets was approximately $203 million. The contribution was determined to be an in-substance sale of real estate. As such, MarkWest only recognized a gain for the portion attributable to Antero Midstream’s indirect interest of approximately $2 million.
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
Crowley Coastal Partners
In May 2016, Crowley Coastal Partners was formed to own an interest in both Crowley Ocean Partners and Crowley Blue Water Partners. We have determined that Crowley Coastal Partners is a VIE based on the terms of the existing financing arrangements for Crowley Blue Water Partners and Crowley Ocean Partners and the associated debt guarantees by MPC and Crowley. Our maximum exposure to loss at June 30, 2017 was $489 million, which includes our equity method investment in Crowley Coastal Partners and the debt guarantees provided to each of the lenders to Crowley Blue Water Partners and Crowley Ocean Partners. We are not the primary beneficiary of this VIE because we do not have the power to control the activities that significantly influence the economic outcomes of the entity and, therefore, do not consolidate the entity.
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
As of June 30, 2017, MarkWest had a 56 percent ownership interest in MarkWest Utica EMG. MarkWest Utica EMG's inability to fund its planned activities without subordinated financial support qualify it as a VIE. Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. We account for our ownership interest in MarkWest Utica EMG as an equity method investment. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating MarkWest Utica EMG. Our maximum exposure to loss as a result of our involvement with MarkWest Utica EMG includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in MarkWest Utica EMG at June 30, 2017 was $2.2 billion.
Ohio Gathering
Ohio Gathering Company, L.L.C. (“Ohio Gathering”) is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of June 30, 2017, we had a 34 percent indirect ownership interest in Ohio Gathering. As this entity is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating Ohio Gathering.
Sherwood Midstream
As described in Note 4, MarkWest and Antero Midstream formed a joint venture, Sherwood Midstream, to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. As of June 30, 2017, MarkWest had a 50 percent ownership interest in Sherwood Midstream. Sherwood Midstream’s inability to fund its planned activities without additional subordinated financial support qualify it as a VIE. MarkWest is not deemed to be the primary beneficiary, due to Antero Midstream’s voting rights on significant matters. We account for our ownership interest in Sherwood Midstream using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream at June 30, 2017 was $192 million.
Ohio Fractionation
As described in Note 4, MarkWest converted all of its ownership interests in Ohio Fractionation to Class A Interests and amended its LLC Agreement to create Class B-3 Interests, which were sold to Sherwood Midstream, providing it with the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator. Ohio Fractionation’s inability to fund its operations without additional subordinated financial support qualify it as a VIE. MarkWest has been deemed to be the primary beneficiary of Ohio Fractionation because it has control over decisions that could significantly impact its financial performance, and as a result, consolidates Ohio Fractionation.

Sherwood Midstream Holdings
As described in Note 4, MarkWest and Sherwood Midstream entered into a joint venture, Sherwood Midstream Holdings, for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MarkWest. MarkWest had an initial 79 percent direct ownership in Sherwood Midstream Holdings, in addition to a 10.5 percent indirect interest through its ownership in Sherwood Midstream. Sherwood Midstream Holdings’ inability to fund its operations without additional subordinated financial support qualify it as a VIE. We account for our ownership interest in Sherwood Midstream Holdings using the equity method of accounting as Sherwood Midstream is considered to be the general partner and controls all decisions related to Sherwood Midstream Holdings. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream Holdings includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream Holdings at June 30, 2017 was $165 million.
6. Related Party Transactions
Our related parties include:

•	Crowley Blue Water Partners, in which we have a 50 percent indirect noncontrolling interest. Crowley Blue Water Partners owns and operates three Jones Act ATB vessels.

•	Crowley Ocean Partners, in which we have a 50 percent indirect noncontrolling interest. Crowley Ocean Partners owns and operates Jones Act product tankers.

•	Explorer Pipeline Company (“Explorer”), in which we have a 25 percent interest. Explorer owns and operates a refined products pipeline.

•	Illinois Extension Pipeline Company, LLC (“Illinois Extension Pipeline”), in which we have a 35 percent noncontrolling interest. Illinois Extension Pipeline owns and operates a crude oil pipeline.

•	LOCAP LLC (“LOCAP”), in which we have a 59 percent noncontrolling interest. LOCAP owns and operates a crude oil pipeline.

•	LOOP LLC (“LOOP”), in which we have a 51 percent noncontrolling interest. LOOP owns and operates the only U.S. deepwater oil port.

•	MarkWest Utica EMG, in which we have a 56 percent noncontrolling interest. MarkWest Utica EMG is engaged in natural gas processing and NGL fractionation, transportation and marketing in Ohio.

•
Ohio Gathering, in which we have a 34 percent indirect noncontrolling interest. Ohio Gathering is a subsidiary of MarkWest Utica EMG providing natural gas gathering service in the Utica Shale region of eastern Ohio.

•	PFJ Southeast, in which we have a 29 percent noncontrolling interest. PFJ Southeast owns travel plazas primarily in the Southeast region of the United States.

•	Sherwood Midstream, in which we have a 50 percent noncontrolling interest. Sherwood Midstream supports the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia.

•
Sherwood Midstream Holdings, in which we have an 86 percent direct and indirect noncontrolling interest. Sherwood Midstream Holdings owns certain infrastructure at the Sherwood Complex that is shared by and supports the operation of both the Sherwood Midstream and MarkWest gas processing plants and deethanization facilities.

•
The Andersons Albion Ethanol LLC (“TAAE”), in which we have a 45 percent noncontrolling interest, The Andersons Clymers Ethanol LLC (“TACE”), in which we have a 61 percent noncontrolling interest and The Andersons Marathon Ethanol LLC (“TAME”), in which we have a 67 percent noncontrolling interest. These companies each own and operate an ethanol production facility.

•	Other equity method investees.

We believe that transactions with related parties were conducted on terms comparable to those with unaffiliated parties.

Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
PFJ Southeast	$145	$—	$296	$—
Other equity method investees	2	2	5	3
Total	$147	$2	$301	$3
Other income from related parties, which is included in “Other income” on the accompanying consolidated statements of income, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
MarkWest Utica EMG	$4	$5	$8	$7
Ohio Gathering	4	3	8	7
Other equity method investees	7	3	10	5
Total	$15	$11	$26	$19
Other income from related parties consists primarily of fees received for operating transportation assets for our related parties.
Purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Crowley Blue Water Partners	$14	$6	$28	$6
Crowley Ocean Partners	20	11	39	17
Explorer	—	6	—	8
Illinois Extension Pipeline	24	28	49	55
LOCAP	6	6	11	12
LOOP	26	15	39	28
TAAE	23	11	31	20
TACE	9	12	25	29
TAME	21	24	38	44
Other equity method investees	7	5	12	12
Total	$150	$124	$272	$231
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

Receivables from related parties, which are included in “Receivables, less allowance for doubtful accounts” on the accompanying consolidated balance sheets, were as follows:

(In millions)	June 30, 2017	December 31, 2016
MarkWest Utica EMG	$1	$2
Ohio Gathering	2	2
PFJ Southeast	25	40
Other equity method investees	4	1
Total	$32	$45
The long-term receivable, which is included in “Other noncurrent assets” on the accompanying consolidated balance sheet, was $1 million at June 30, 2017 and $1 million at December 31, 2016.
Payables to related parties, which are included in “Accounts payable” on the accompanying consolidated balance sheets, were as follows:

(In millions)	June 30, 2017	December 31, 2016
Illinois Extension Pipeline	$7	$9
LOCAP	2	2
LOOP	6	6
MarkWest Utica EMG	15	24
TAAE	3	2
TACE	1	4
TAME	2	4
Other equity method investees	7	2
Total	$43	$53

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$483	$801	$513	$802
Income allocated to participating securities	—	1	—	1
Income available to common stockholders – basic	$483	$800	$513	$801
Weighted average common shares outstanding	513	528	519	528
Basic earnings per share	$0.94	$1.51	$0.99	$1.52
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$483	$801	$513	$802
Income allocated to participating securities	—	1	—	1
Income available to common stockholders – diluted	$483	$800	$513	$801
Weighted average common shares outstanding	513	528	519	528
Effect of dilutive securities	4	3	4	3
Weighted average common shares, including dilutive effect	517	531	523	531
Diluted earnings per share	$0.93	$1.51	$0.98	$1.51

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Shares issued under stock-based compensation plans	—	4	2	4
8. Equity
On May 31, 2017, our board of directors approved an additional $3.0 billion share repurchase authorization. This authorization is in addition to its previous authorization, both of which have no expiration date.
As of June 30, 2017, we had $4.39 billion of remaining share repurchase authorization from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be affected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Number of shares repurchased	14	1	23	3
Cash paid for shares repurchased	$750	$51	$1,170	$126
Effective average cost per delivered share	$52.35	$36.35	$51.53	$40.52

9. Segment Information
In the first quarter of 2017, we revised our segment reporting in connection with the contribution of certain terminal, pipeline and storage assets to MPLX. The operating results for these assets are now reported in our Midstream segment. Previously, they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised presentation. The results for the pipeline and storage assets were recast effective January 1, 2015 and the results for the terminal assets were recast effective April 1, 2016. Prior to these dates, these assets were not considered businesses and, therefore, there are no financial results from which to recast segment results.
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

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended June 30, 2017
Revenues:
Third party	$12,691	$4,794	$548	$18,033
Intersegment(a)	2,808	1	363	3,172
Related party	145	2	—	147
Segment revenues	$15,644	$4,797	$911	$21,352
Segment income from operations(b)	$562	$239	$332	$1,133
Income from equity method investments	2	21	40	63
Depreciation and amortization(d)	272	65	168	505
Capital expenditures and investments(e)	180	78	494	752

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended June 30, 2016
Revenues:
Third party	$11,503	$4,865	$441	$16,809
Intersegment(a)	2,909	—	333	3,242
Related party	2	—	—	2
Segment revenues	$14,414	$4,865	$774	$20,053
Segment income from operations(b)(c)	$1,025	$193	$253	$1,471
Income from equity method investments(d)	3	—	36	39
Depreciation and amortization(d)	261	69	153	483
Capital expenditures and investments(e)	262	70	419	751

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Six Months Ended June 30, 2017
Revenues:
Third party	$23,912	$9,175	$1,080	$34,167
Intersegment(a)	5,398	2	707	6,107
Related party	297	4	—	301
Segment revenues	$29,607	$9,181	$1,787	$40,575
Segment income from operations(b)	$492	$374	$641	$1,507
Income from equity method investments	4	34	82	120
Depreciation and amortization(d)	539	129	359	1,027
Capital expenditures and investments(e)(f)	372	113	1,564	2,049

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Six Months Ended June 30, 2016
Revenues:
Third party	$19,908	$8,815	$840	$29,563
Intersegment(a)	5,074	1	565	5,640
Related party	3	—	—	3
Segment revenues	$24,985	$8,816	$1,405	$35,206
Segment income from operations(b)(c)	$939	$360	$442	$1,741
Income from equity method investments(d)	2	—	59	61
Depreciation and amortization(d)	534	132	293	959
Capital expenditures and investments(e)	505	120	769	1,394

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)
The Refining & Marketing and Speedway segments include inventory LCM benefits of $360 million and $25 million, respectively, for the three months ended June 30, 2016 and $345 million and $25 million, respectively, for the six months ended June 30, 2016.

(d)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(e)	Capital expenditures include changes in capital accruals, acquisitions (including any goodwill) and investments in affiliates.

(f)
The Midstream segment includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system for the six months ended June 30, 2017.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Segment income from operations	$1,133	$1,471	$1,507	$1,741
Items not allocated to segments:
Corporate and other unallocated items(a)	(83)	(64)	(165)	(129)
Pension settlement expenses	(1)	(2)	(1)	(3)
Litigation(b)	(86)	—	(86)	—
Impairments(c)	19	(90)	19	(219)
Net interest and other financial income (costs)	(158)	(137)	(308)	(279)
Income before income taxes	$824	$1,178	$966	$1,111

(a)
Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	See Note 21 for further information on litigation matters.

(c)
Includes MPC’s share of a gain related to its investment in the canceled Sandpiper pipeline project in the three and six months ended June 30, 2017 and impairments of an equity method investment and goodwill in the three and six months ended June 30, 2016.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Segment capital expenditures and investments	$752	$751	$2,049	$1,394
Less investments in equity method investees(a)	111	105	677	314
Plus items not allocated to segments:
Corporate and Other	18	21	34	45
Capitalized interest	14	15	26	32
Total capital expenditures(b)	$673	$682	$1,432	$1,157

(a)
The six months ended June 30, 2017 includes an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system. The six months ended June 30, 2016 includes an adjustment of $143 million to the fair value of equity method investments acquired in connection with the MarkWest Merger.

(b)
Capital expenditures include changes in capital accruals. See Note 17 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

10. Other Items
Net interest and other financial income (costs) was:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Interest income	$4	$1	$9	$2
Interest expense	(173)	(149)	(336)	(302)
Interest capitalized	18	16	33	32
Other financial costs	(7)	(5)	(14)	(11)
Net interest and other financial income (costs)	$(158)	$(137)	$(308)	$(279)

11. Income Taxes
The combined federal, state and foreign income tax rate was 30 percent and 33 percent for the three months ended June 30, 2017 and 2016, respectively, and 30 percent and 37 percent for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate for the three and six months ended June 30, 2017 was less than the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to equity compensation, net income attributable to noncontrolling interests and the domestic manufacturing deduction offset by state and local tax expense. The effective tax rate for the three and six months ended June 30, 2016 varies from the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to the net income attributable to noncontrolling interests (including their proportional share of the goodwill impairment charge recorded by MPLX), the domestic manufacturing deduction and state and local tax expense.
We are continuously undergoing examination of our income tax returns, which have been completed for our U.S. federal and state income tax returns through the 2009 and 2007 tax years, respectively. We had $19 million of unrecognized tax benefits as of June 30, 2017. Pursuant to our tax sharing agreement with Marathon Oil Corporation (“Marathon Oil”), the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 21 for indemnification information.
12. Inventories

(In millions)	June 30, 2017	December 31, 2016
Crude oil and refinery feedstocks	$2,285	$2,208
Refined products	2,663	2,810
Materials and supplies	439	485
Merchandise	161	153
Total	$5,548	$5,656
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. There were no liquidations of LIFO inventories for the six months ended June 30, 2017.
13. Property, Plant and Equipment

(In millions)	June 30, 2017	December 31, 2016(a)
Refining & Marketing	$18,989	$18,590
Speedway	5,158	5,078
Midstream	14,053	13,521
Corporate and Other	802	817
Total	39,002	38,006
Less accumulated depreciation	13,216	12,241
Property, plant and equipment, net	$25,786	$25,765

(a)	Prior period balances have been recast in connection with the March 1, 2017 contribution of assets to MPLX. See Note 1 for additional information.

14. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2017
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$534	$—	$3	$(496)	$41	$7
Other assets	3	—	—	N/A	3	—
Total assets at fair value	$537	$—	$3	$(496)	$44	$7

Commodity derivative instruments, liabilities(c)	$546	$—	$1	$(547)	$—	$—
Embedded derivatives in commodity contracts(c)	—	—	43	—	43	—
Total liabilities at fair value	$546	$—	$44	$(547)	$43	$—

	December 31, 2016
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$688	$—	$—	$(688)	$—	$126
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$690	$—	$—	$(688)	$2	$126

Commodity derivative instruments, liabilities	$712	$—	$6	$(712)	$6	$—
Embedded derivatives in commodity contracts(c)	—	—	54	—	54	—
Contingent consideration, liability(d)	—	—	130	N/A	130	—
Total liabilities at fair value	$712	$—	$190	$(712)	$190	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2017, cash collateral of $51 million was netted with the mark-to-market derivative liabilities. As of December 31, 2016, $24 million was netted with mark-to-market derivative liabilities.

(b)	We have no derivative contracts that are subject to master netting arrangements reflected gross on the balance sheet.

(c)	Level 3 includes $4 million and $13 million classified as current at June 30, 2017 and December 31, 2016, respectively.

(d)	Includes $130 million classified as current at December 31, 2016.
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
Level 3 instruments include OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.25 to $1.10 per gallon and (2) the probability of renewal of 50 percent for the first five-year term and 75 percent for the second five-year term of the gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another. Increases or decreases in forward NGL prices result in an increase or decrease in the fair value of the embedded derivative. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

The contingent consideration represents the fair value of the remaining amount we expected to pay to BP related to the earnout provision associated with our 2013 acquisition of BP’s refinery in Texas City, Texas and related logistics and marketing assets. The fair value of the remaining contingent consideration as of December 31, 2016 was estimated using an income approach and is therefore a Level 3 liability. The fair value calculation used significant unobservable inputs including: (1) an estimate of forecasted monthly refinery throughput volumes; (2) an internal and external monthly crack spread forecast; and (3) a range of risk-adjusted discount rates. The fair value of the contingent consideration liability was reassessed each quarter, with changes in fair value recorded in cost of revenues. The balance of $131 million was paid on April 12, 2017. On the consolidated statements of cash flows for the six months ended June 30, 2017, $89 million of the contingent earnout payment is included as a financing activity with the remainder included as an operating activity.
The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Beginning balance	$175	$358	$190	$342
Contingent consideration payment	(131)	(200)	(131)	(200)
Unrealized and realized (gains) losses included in net income	(2)	15	(14)	27
Settlements of derivative instruments	(1)	(2)	(4)	2
Ending balance	$41	$171	$41	$171

The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized (gains) losses relating to assets still held at the end of period:
Derivative instruments	$(1)	$13	$(12)	$17
Contingent consideration agreement	—	2	1	9
Total	$(1)	$15	$(11)	$26

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at June 30, 2017 and December 31, 2016, excluding the derivative financial instruments and contingent consideration reported above.

	June 30, 2017		December 31, 2016
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$26	$2	$25	$2
Other	24	23	21	21
Total financial assets	$50	$25	$46	$23
Financial liabilities:
Long-term debt(a)	$13,305	$12,362	$10,892	$10,297
Deferred credits and other liabilities	122	109	121	109
Total financial liabilities	$13,427	$12,471	$11,013	$10,406

(a)	Excludes capital leases and debt issuance costs; however, includes amount classified as debt due within one year.
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
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of June 30, 2017 and December 31, 2016:

(In millions)	June 30, 2017
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$537	$546
Other current liabilities(a)	—	7
Deferred credits and other liabilities(a)	—	37

(In millions)	December 31, 2016
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$688	$712
Other current liabilities(a)	—	13
Deferred credits and other liabilities(a)	—	47

(a)	Includes embedded derivatives.
The tables below summarize open commodity derivative contracts for crude oil and refined products as of June 30, 2017.

	Position	Total Barrels(In thousands)
Crude Oil(a)
Exchange-traded	Long	54,857
Exchange-traded	Short	(64,763)

(a )	77 percent of the exchange-traded contracts expire in the third quarter of 2017.

	Position	Total Gallons (In thousands)
Refined Products(a)
Exchange-traded	Long	271,698
Exchange-traded	Short	(202,650)
OTC	Short	(58,214)

(a )	92 percent of the exchange-traded contracts expire in the third quarter of 2017.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)		Gain (Loss)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2017	2016	2017	2016
Sales and other operating revenues	$2	$(7)	$18	$(1)
Cost of revenues	(7)	(8)	(31)	(71)
Total	$(5)	$(15)	$(13)	$(72)

16. Debt
Our outstanding borrowings at June 30, 2017 and December 31, 2016 consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Marathon Petroleum Corporation:
Commercial paper	$—	$—
364-day bank revolving credit facility due July 2017	—	—
Trade receivables securitization facility due July 2019	—	—
Bank revolving credit facility due 2020	—	—
Term loan agreement due 2019	—	200
Senior notes, 2.700% due December 2018	600	600
Senior notes, 3.400% due December 2020	650	650
Senior notes, 5.125% due March 2021	1,000	1,000
Senior notes, 3.625%, due September 2024	750	750
Senior notes, 6.500%, due March 2041	1,250	1,250
Senior notes, 4.750%, due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 5.000%, due September 2054	400	400
MPLX LP:
MPLX term loan facility due 2019	250	250
MPLX bank revolving credit facility due 2020	—	—
MPLX senior notes, 5.500%, due February 2023	710	710
MPLX senior notes, 4.500%, due July 2023	989	989
MPLX senior notes, 4.875%, due December 2024	1,149	1,149
MPLX senior notes, 4.000%, due February 2025	500	500
MPLX senior notes, 4.875%, due June 2025	1,189	1,189
MarkWest senior notes, 4.500% - 5.500%, due 2023 - 2025	63	63
MPLX senior notes, 4.125%, due March 2027	1,250	—
MPLX senior notes, 5.200%, due March 2047	1,000	—
Capital lease obligations due 2017-2028	306	319
Total	13,106	11,069
Unamortized debt issuance costs	(62)	(44)
Unamortized discount(a)	(438)	(453)
Amounts due within one year	(29)	(28)
Total long-term debt due after one year	$12,577	$10,544

(a)
Includes $397 million and $420 million of unamortized discount as of June 30, 2017 and December 31, 2016, respectively, related to the difference between the fair value and the principal amount of assumed MarkWest debt.

During the six months ended June 30, 2017, we borrowed and repaid $300 million under the commercial paper program. At June 30, 2017, we had no amounts outstanding under the commercial paper program.
There were no borrowings or letters of credit outstanding under the MPC bank revolving credit facility at June 30, 2017. At June 30, 2017, we had no amounts outstanding under our trade receivables securitization facility.
At June 30, 2017, MPLX had no outstanding borrowings and $3 million letters of credit outstanding under the MPLX bank revolving credit facility, resulting in total availability of $2 billion.

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
17. Supplemental Cash Flow Information

	Six Months Ended June 30,
(In millions)	2017	2016
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$231	$242
Net income taxes paid to (refunded from) taxing authorities	198	(69)
Non-cash investing and financing activities:
Contribution of assets to joint venture(a)	337	—

(a)	MarkWest’s contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings. See Note 4.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2017	2016
Additions to property, plant and equipment per consolidated statements of cash flows	$1,265	$1,431
Asset retirement expenditures	1	2
Decrease in capital accruals	(54)	(143)
Total capital expenditures before acquisitions	1,212	1,290
Acquisitions(a)	220	(133)
Total capital expenditures	$1,432	$1,157

(a)
The six months ended June 30, 2017 reflects the acquisition of the Ozark pipeline. The six months ended June 30, 2016 reflects adjustments to the fair values of the property, plant and equipment, intangibles and goodwill acquired in connection with the MarkWest Merger.

18. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2015	$(255)	$(70)	$4	$3	$(318)
Other comprehensive income (loss) before reclassifications	(2)	1	—	—	(1)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(23)	(1)	—	—	(24)
– actuarial loss(a)	18	1	—	—	19
– settlement loss(a)	3	—	—	—	3
Other(b)	—	—	—	(1)	(1)
Tax effect	1	—	—	—	1
Other comprehensive income (loss)	(3)	1	—	(1)	(3)
Balance as of June 30, 2016	$(258)	$(69)	$4	$2	$(321)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2016	$(233)	$(7)	$4	$2	$(234)
Other comprehensive income (loss) before reclassifications	1	—	—	—	1
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(19)	(2)	—	—	(21)
– actuarial loss(a)	18	(1)	—	—	17
– settlement loss(a)	1	—	—	—	1
Other(b)	—	—	—	(1)	(1)
Tax effect	(1)	2	—	—	1
Other comprehensive income (loss)	—	(1)	—	(1)	(2)
Balance as of June 30, 2017	$(233)	$(8)	$4	$1	$(236)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 19.

(b)	This amount was reclassified out of accumulated other comprehensive loss and is included in selling, general and administrative on the consolidated statements of income.

19. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$35	$29	$6	$8
Interest cost	18	18	7	8
Expected return on plan assets	(24)	(24)	—	—
Amortization – prior service credit	(9)	(12)	(1)	—
– actuarial loss	9	8	(1)	—
– settlement loss	1	2	—	—
Net periodic benefit cost	$30	$21	$11	$16

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$66	$57	$13	$16
Interest cost	37	37	15	17
Expected return on plan assets	(50)	(49)	—	—
Amortization – prior service credit	(19)	(23)	(2)	(1)
– actuarial loss	18	18	(1)	1
– settlement loss	1	3	—	—
Net periodic benefit cost	$53	$43	$25	$33
During the six months ended June 30, 2017, we chose to make a $120 million voluntary contribution to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $2 million and $15 million, respectively, during the six months ended June 30, 2017.
20. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	9,531,440	$28.93
Granted	1,214,112	50.57
Exercised	(1,017,243)	21.78
Forfeited, canceled or expired	(54,488)	41.41
Outstanding at June 30, 2017	9,673,821	32.32
The grant date fair value of stock option awards granted during the six months ended June 30, 2017 was $13.42 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the six months ended June 30, 2017:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,250,343	$41.51	361,117	$28.26
Granted	553,742	50.09	20,198	51.39
RS’s Vested/RSU’s Issued	(512,336)	42.49	(1,409)	40.47
Forfeited	(60,779)	44.67	(13,750)	50.20
Outstanding at June 30, 2017	1,230,970	44.80	366,156	28.67
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the six months ended June 30, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	6,255,178	$0.78
Granted	2,584,750	0.92
Exercised	(1,854,728)	0.85
Canceled	(34,000)	0.70
Outstanding at June 30, 2017	6,951,200	0.81
The performance unit awards granted during the six months ended June 30, 2017 have a grant date fair value of $0.92 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the six months ended June 30, 2017, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.
21. Commitments and Contingencies
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Some of these matters are discussed below. For matters for which we have not recorded a liability, we are unable to estimate a range of possible loss because the issues involved have not been fully developed through pleadings, discovery or court proceedings. However, the ultimate resolution of some of these contingencies could, individually or in the aggregate, be material.
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
At June 30, 2017 and December 31, 2016, accrued liabilities for remediation totaled $128 million and $132 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $58 million at both June 30, 2017 and December 31, 2016.

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
MarkWest Liberty Midstream continues to discuss with the EPA and the State of Pennsylvania civil enforcement allegations associated with permitting or other related regulatory obligations for its launcher/receiver and compressor station facilities in the region. In connection with these discussions, MarkWest Liberty Midstream received an initial proposal from the EPA to settle all civil claims associated with this matter for the combination of a proposed cash penalty of approximately $2.4 million and proposed supplemental environmental projects with an estimated cost of approximately $3.6 million. MarkWest Liberty Midstream has submitted a response asserting that this action involves novel issues surrounding primarily minor source emissions from facilities that the agencies themselves considered de minimis and were not the subject of regulation and consequently that the settlement proposal is excessive. MarkWest will continue to negotiate with the EPA regarding the amount and scope of the proposed settlement.
Other Lawsuits—We are a co-defendant in four lawsuits consolidated for pre-trial purposes in a multi-district litigation pending in the 56th District Court, Galveston County, Texas. Plaintiffs allege personal injuries from a fire that occurred at our Galveston Bay refinery on January 11, 2016. The other co-defendants in this litigation are contractors that were engaged by us to provide services at our Galveston Bay refinery. In mid-July 2017, the parties participated in a mediation process and began settlement discussions. On August 1, 2017, we entered into binding settlement agreements with the plaintiffs and co-defendants, subject to requisite court approvals, whereby we agreed to pay $86 million to settle all four lawsuits. We recorded a liability for the losses under these settlement agreements, which resulted in a charge of $86 million in the second quarter of 2017. Further, we plan to vigorously pursue recovery of losses, as well as defense costs, through indemnification from a significant contractor who is not party to the settlement agreements.
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
Guarantees related to indebtedness of equity method investees—We hold interests in an offshore oil port, LOOP, and a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, we are required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $172 million as of June 30, 2017.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $23 million as of June 30, 2017.
In connection with our 50 percent indirect interest in Crowley Ocean Partners, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of June 30, 2017, our maximum potential undiscounted payments under this agreement for debt principal totaled $163 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. The maximum exposure under these arrangements is 50 percent of the amount of the debt, which was $139 million as of June 30, 2017.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of June 30, 2017, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $92 million as of June 30, 2017, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.

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
Contractual commitments and contingencies—At June 30, 2017, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $595 million.
Certain natural gas processing and gathering arrangements require us to construct natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producer customers may have the right to cancel the processing arrangements with us if there are significant delays that are not due to force majeure. As of June 30, 2017, management does not believe there are any indications that we will not be able to meet the construction milestones, that force majeure does not apply, or that such fees and charges will otherwise be triggered.

22. Subsequent Event
On July 21, 2017, we entered into credit agreements with a syndicate of lenders to replace MPC’s previous $2.5 billion four-year bank revolving credit facility and $1 billion 364-day revolving credit facility. The new credit agreements provide for a $2.5 billion five year bank revolving credit facility that expires in July 2022 and a $1 billion 364-day bank revolving credit facility that expires in July 2018. In addition, on July 21, 2017, MPLX entered into a credit agreement to replace its previous $2 billion five-year bank revolving credit facility with a $2.25 billion five-year bank revolving credit facility that expires in July 2022. The financial covenants and the interest rate terms contained in the new credit agreements are substantially the same as those contained in the previous bank revolving credit facilities.
Additionally, on July 19, 2017, MPLX prepaid the entire outstanding principal amount of its $250 million term loan with cash on hand.

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
Corporate Overview
We are an independent petroleum refining and marketing, retail and midstream services company. We currently own and operate seven refineries, all located in the United States, with an aggregate crude oil refining capacity of approximately 1.8 million barrels per calendar day. We are in the process of fully integrating two of our refineries, Galveston Bay and Texas City, into one complex called the Galveston Bay Refinery. We expect to complete this integration by the end of this year. Our refineries supply refined products to resellers and consumers within our market areas, including the Midwest, Gulf Coast, Northeast, East Coast and Southeast regions of the United States. We are one of the largest wholesale suppliers of gasoline and distillates to resellers within our market area.
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
Through our ownership interests in MPLX and its wholly-owned subsidiary, MarkWest, we believe we are one of the largest processors of natural gas in the United States, the largest processor and fractionator in the Marcellus and Utica shale regions and we distribute refined products through one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. Our assets include approximately 5.6 bcf/d of gathering capacity, 7.8 bcf/d of natural gas processing capacity and 570 mbpd of fractionation capacity. We own, lease or have ownership interests in approximately 10,800 miles of crude oil and refined product pipelines, an inland marine business and one of the largest light product terminal operations in the United States to deliver crude oil to our refineries and other locations and refined products from our refineries to wholesale and retail market areas.
In the first quarter of 2017, we revised our segment reporting in connection with the contribution of certain terminal, pipeline and storage assets to MPLX. The operating results for these assets are now reported in our Midstream segment. Previously, they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised presentation. The results for the pipeline and storage assets were recast effective January 1, 2015 and the results for the terminal assets were recast effective April 1, 2016. Prior to these dates, these assets were not considered businesses for accounting purposes and, therefore, there are no financial results from which to recast segment results.
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

Strategic Actions to Enhance Shareholder Value
On January 3, 2017, we announced plans to significantly accelerate the dropdown of assets with an estimated $1.4 billion of MLP-eligible annual EBITDA to MPLX, subject to requisite approvals and regulatory clearances, including tax clearance, and market and other conditions. We expect these dropdowns to be valued consistent with recent industry precedent valuation multiples ranging between 7.0x and 9.0x EBITDA, subject to the MPLX conflicts committee review process and receipt of customary fairness opinions. We also expect MPLX to finance the dropdown transactions in the aggregate with debt and equity in approximately equal proportions. The equity financing is expected to be funded through MPLX common units issued to us. In conjunction with the completion of the dropdowns, we also expect to exchange our economic interests in the general partner of MPLX, including IDRs, for newly issued MPLX common units. These actions are designed to unlock the value inherent in our midstream platform and to provide the ongoing return of capital to shareholders in a manner consistent with maintaining an investment-grade credit profile. See “MPLX LP - Dropdowns to MPLX” for information on the first of these dropdowns, which was completed on March 1, 2017, and the second of these dropdowns, which is expected to be completed in the third quarter of 2017. The remaining assets, with annual EBITDA of approximately $1 billion, are on schedule for dropdown to MPLX no later than the end of the first quarter of 2018.
Additionally, a special committee of our board of directors, with the assistance of an independent financial advisor, is conducting a full and thorough review of Speedway to ensure optimum value is being delivered to shareholders over the long term. We expect to provide an update on the review by the end of the third quarter of 2017.
Executive Summary
Results
Select results for the three and six months ended June 30, 2017 and 2016 are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Refining & Marketing	$562	$1,025	$492	$939
Speedway	239	193	374	360
Midstream	332	253	641	442
Items not allocated to segments	(151)	(156)	$(233)	$(351)
Income from operations	$982	$1,315	$1,274	$1,390
Net income attributable to MPC	$483	$801	$513	$802
Net income attributable to MPC per diluted share	$0.93	$1.51	$0.98	$1.51
Net income attributable to MPC was $483 million, or $0.93 per diluted share, in the second quarter and $513 million, or $0.98 per diluted share, in the first six months of 2017 compared to $801 million, or $1.51 per diluted share, and $802 million, or $1.51 per diluted share, for the same periods of 2016.
Refining & Marketing segment income from operations decreased $463 million in the second quarter and $447 million in the first six months of 2017 compared to the same periods of 2016. Segment results for the second quarter and first six months of 2016 included non-cash benefits related to the reversal of the company’s LCM inventory valuation reserve of $360 million and $345 million, respectively. Excluding the LCM benefit, the decrease in the second quarter of 2017 as compared to 2016 was primarily due to a $1.41 per barrel decrease in gross margin. The favorable effect of higher blended LLS-based crack spreads was more than offset by unfavorable crude oil and feedstock acquisition costs, primarily due to lower sweet/sour crude oil price differentials, and less favorable product price realizations as compared to spot market reference prices. The USGC and Chicago LLS blended 6-3-2-1 crack spread increased from $7.66 per barrel in the second quarter of 2016 to $9.18 per barrel in the second quarter of 2017 primarily due to increases in USGC crack spreads. In the first six months of 2017 as compared to 2016, excluding the LCM benefit, the favorable effect of higher blended LLS-based crack spreads was more than offset by less favorable product price realizations as compared to spot market reference prices and increased refinery direct operating costs. In the first six months of 2017 as compared to 2016, the USGC and Chicago LLS blended 6-3-2-1 crack spread increased from $6.18 per barrel in the first six months of 2016 to $8.46 per barrel in the first six months of 2017.

Speedway segment income from operations increased $46 million in the second quarter and $14 million in the first six months of 2017 compared to the same periods of 2016. Segment results for the second quarter and first six months of 2016 included a $25 million non-cash benefit related to the reversal of the company’s LCM charge. Excluding the LCM benefit, the increase in segment income in the second quarter of 2017 as compared to 2016 was primarily due to higher light product gross margin, reduced operating expenses and higher merchandise gross margin. Segment results also benefited from Speedway’s new joint venture with Pilot Flying J, which commenced in the fourth quarter of 2016. Speedway’s light product margin increased to 18.35 cents per gallon in the second quarter of 2017 from 15.49 cents per gallon in the second quarter of 2016. In the first six months of 2017 as compared to 2016, excluding the LCM benefit, the increase in segment income was primarily due to contributions from Speedway’s new joint venture with Pilot Flying J and reduced operating expenses offset by the absence of a $24 million gain from the sale of a retail location in 2016 and lower merchandise gross margin.
Midstream segment income from operations increased $79 million in the second quarter and $199 million in the first six months of 2017 compared to the same periods of 2016. The increases were primarily due to increased earnings from natural gas and NGL processing and fractionation, primarily driven by higher volumes and changes in natural gas and NGL prices; earnings from the recently acquired Ozark pipeline; and increased earnings from pipeline equity method investments. Comparability of the Midstream segment's results to the first six months of 2016 was also affected by the drop of certain terminal assets to MPLX during the first quarter of 2017. These assets were considered a business effective April 1, 2016 and the results of the light product terminals business are reflected in the Midstream segment from that date with an offsetting income from operations impact to the Refining & Marketing segment.
In the second quarter of 2017, the company recognized an $86 million charge to reflect binding settlement agreements related to certain litigation matters. Under the terms of the agreements reached with the plaintiffs and co-defendants, who are contractors engaged by MPC, the company agreed to pay $86 million, subject to requisite court approvals, in exchange for releases of all claims. The company chose to enter these agreements with the plaintiffs and co-defendants in order to settle the matters expeditiously. Further, the company plans to vigorously pursue recovery of losses, as well as defense costs, through indemnification from a significant contractor who is not a party to the settlement agreements. Items not allocated to segments in the second quarter and first six months of 2017 also include a benefit of $19 million related to MPC’s share of a gain on asset liquidations related to its investment in the canceled Sandpiper pipeline project. MPC’s investment in the Sandpiper pipeline project was impaired in the third quarter of 2016. Items not allocated to segments in the second quarter and first six months of 2016 reflect $1 million and $129 million, respectively, of non-cash goodwill impairment charges recorded by MPLX. The second quarter of 2016 also includes an impairment charge of $89 million related to an equity method investment held by MPLX.
MPLX LP
As of June 30, 2017, we owned a 27.2 percent interest in MPLX, including a two percent general partner interest. This ownership percentage assumes the conversion at 1.09 to 1.00 of the MPLX Class B Units, which converted on July 1, 2017.
On December 4, 2015, MPLX completed the MarkWest Merger. The total value of consideration transferred was $8.61 billion, consisting of $7.33 billion in equity and $1.28 billion in cash. At closing, we made a payment of $1.23 billion to MarkWest common unitholders and the remaining $50 million was paid in equal amounts, the first of which was paid in July 2016 and the second of which was paid in July 2017, in connection with the conversion of the MPLX Class B Units to MPLX common units. Our financial results and operating statistics reflect the results of MarkWest from the date of the MarkWest Merger.
Reorganization Transactions
On September 1, 2016, MPC, MPLX and various affiliates initiated a series of reorganization transactions in order to simplify MPLX’s ownership structure and its financial and tax reporting. In connection with these transactions, MPC contributed $225 million to MPLX and all of the issued and outstanding MPLX Class A Units, all of which were held by MarkWest Hydrocarbon, a subsidiary of MPLX, were exchanged for newly issued common units representing limited partner interests in MPLX. The simple average of the NYSE closing price of MPLX common units for the last 10 trading days preceding September 1, 2016 was used for purposes of these transactions. As a result of these transactions, MPC increased its ownership interest in MPLX by 7 million MPLX common units, or approximately 1 percent.
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
Dropdowns to MPLX
On May 31, 2017, our board of directors authorized us to offer certain of our joint ownership interests in pipelines and related storage facilities to MPLX. The transaction is expected to close in the third quarter of 2017, subject to requisite approvals and market conditions.
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
During the six months ended June 30, 2017, MPLX issued an aggregate of 13 million common units under the ATM Program, generating net proceeds of approximately $434 million. As of June 30, 2017, $280 million of MPLX common units remains available for issuance through the ATM Program under the Distribution Agreement.

Distributions from MPLX
The following table summarizes the cash distributions we received from MPLX during the first six months of 2017 and 2016.

	Six Months Ended June 30,
(In millions)	2017	2016
Cash distributions received from MPLX:
General partner distributions, including IDRs	$124	$84
Limited partner distributions	92	58
Total	$216	$142
The market value of the 99.6 million MPLX common units we owned at June 30, 2017 was $3.33 billion based on the June 30, 2017 closing unit price of $33.40. We also believe there is substantial value attributable to our two percent general partnership interest, including the IDRs.
On July 26, 2017, MPLX declared a quarterly cash distribution of $0.5625 per common unit payable on August 14, 2017. As a result, MPLX will make distributions totaling $295 million to its limited and general partners. MPC’s portion of these distributions is approximately $133 million.
See Note 3 to the unaudited consolidated financial statements for additional information on MPLX.
Acquisitions and Investments
On March 1, 2017, MPLX purchased the Ozark pipeline for approximately $219 million from Enbridge Pipelines (Ozark) LLC. The Ozark pipeline is a 433-mile, 22-inch crude oil pipeline originating in Cushing, Oklahoma, and terminating in Wood River, Illinois, capable of transporting approximately 230 mbpd.
On February 15, 2017, MPLX acquired a partial, indirect equity interest in the Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Company Pipeline (“ETCOP”) projects, collectively referred to as the Bakken Pipeline system, through a joint venture with Enbridge Energy Partners L.P. (“Enbridge Energy Partners”). The Bakken Pipeline system is currently expected to deliver in excess of 470 mbpd of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast. MPLX contributed $500 million of the $2 billion purchase price paid by the joint venture to acquire a 36.75 percent indirect equity interest in the Bakken Pipeline system from Energy Transfer Partners, L.P. (“ETP”) and Sunoco Logistics Partners, L.P. (“SXL”). MPLX holds, through a subsidiary, a 25 percent interest in the joint venture, which equates to an approximate 9.2 percent indirect equity interest in the Bakken Pipeline system.
In connection with closing the transaction with ETP and SXL and the previous decision to indefinitely suspend the Sandpiper pipeline project, Enbridge Energy Partners canceled MPC’s transportation services agreement with respect to the Sandpiper pipeline and released MPC from paying any termination fee per that agreement.
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
Effective January 1, 2017, MarkWest and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings, for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and de-ethanization facilities owned by MarkWest. MarkWest contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for a 21 percent ownership interest. MarkWest has a 10.5 percent indirect interest in Sherwood Midstream Holdings through its ownership in Sherwood Midstream. The net book value of the contributed assets was approximately $203 million. The contribution was determined to be an in-substance sale of real estate. As such, MarkWest only recognized a gain for the portion attributable to Antero Midstream’s indirect interest of approximately $2 million.
We account for the investments in Sherwood Midstream and Sherwood Midstream Holdings as part of our Midstream segment using the equity method of accounting and we continue to consolidate Ohio Fractionation.
See Note 5 to the unaudited consolidated financial statements for additional information related to the investments in Sherwood Midstream, Ohio Fractionation and Sherwood Midstream Holdings.
In the fourth quarter of 2016, Speedway and Pilot Flying J finalized the formation of a joint venture originally consisting of 123 travel plazas, primarily in the Southeast region of the United States. The new entity, PFJ Southeast, consisted of 41 existing locations contributed by Speedway and 82 locations contributed by Pilot Flying J, all of which carry either the Pilot or Flying J brand and are operated by Pilot Flying J. Our non-cash contribution was $273 million based on the book value of the assets we contributed to the joint venture.
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
Share Repurchases
On May 31, 2017, our board of directors approved an additional $3.0 billion share repurchase authorization. This authorization is in addition to its previous authorization, both of which have no expiration date.
Since January 1, 2012, our board of directors has approved $13.0 billion in total share repurchase authorizations and we have repurchased a total of $8.61 billion of our common stock, leaving $4.39 billion available for repurchases. During the six months ended June 30, 2017, we acquired 23 million common shares at an average cost per share of $51.53 under these authorizations. See Note 8 to the unaudited consolidated financial statements.
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
Liquidity
As of June 30, 2017, we had cash and cash equivalents of $1.16 billion, excluding MPLX's cash and cash equivalents, $3.5 billion of unused bank revolving credit facilities and full availability under our $750 million trade receivables facility. As of June 30, 2017, we do not have any commercial paper borrowings outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of June 30, 2017, MPLX had cash and cash equivalents of $293 million and approximately $2.0 billion available through its bank revolving credit facility and $500 million available through its credit facility with MPC.
On July 21, 2017, we entered into credit agreements with a syndicate of lenders to replace MPC’s previous $2.5 billion four-year bank revolving credit facility and $1 billion 364-day revolving credit facility. The new credit agreements provide for a $2.5 billion five year bank revolving credit facility that expires in July 2022 and a $1 billion 364-day bank revolving credit facility that expires in July 2018. In addition, on July 21, 2017, MPLX entered into a credit agreement to replace its previous $2 billion five-year bank revolving credit facility with a $2.25 billion five-year bank revolving credit facility that expires in July

2022. The financial covenants and the interest rate terms contained in the new credit agreements are substantially the same as those contained in the previous bank revolving credit facilities.
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

Results of Operations
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	Variance	2017	2016	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$18,033	$16,809	$1,224	$34,167	$29,563	$4,604
Sales to related parties	147	2	$145	301	3	$298
Income (loss) from equity method investments	83	(50)	133	140	(28)	168
Net gain on disposal of assets	7	—	7	12	25	(13)
Other income	84	29	55	127	57	70
Total revenues and other income	18,354	16,790	1,564	34,747	29,620	5,127
Costs and expenses:
Cost of revenues (excludes items below)	14,175	12,830	1,345	27,308	22,531	4,777
Purchases from related parties	150	124	26	272	231	41
Inventory market valuation adjustment	—	(385)	385	—	(370)	370
Consumer excise taxes	1,926	1,893	33	3,739	3,719	20
Impairment expense	—	1	(1)	—	130	(130)
Depreciation and amortization	521	500	21	1,057	990	67
Selling, general and administrative expenses	485	401	84	874	779	95
Other taxes	115	111	4	223	220	3
Total costs and expenses	17,372	15,475	1,897	33,473	28,230	5,243
Income from operations	982	1,315	(333)	1,274	1,390	(116)
Net interest and other financial income (costs)	(158)	(137)	(21)	(308)	(279)	(29)
Income before income taxes	824	1,178	(354)	966	1,111	(145)
Provision for income taxes	250	395	(145)	291	406	(115)
Net income	574	783	(209)	675	705	(30)
Less net income (loss) attributable to:
Redeemable noncontrolling interest	17	9	8	33	9	24
Noncontrolling interests	74	(27)	101	129	(106)	235
Net income attributable to MPC	$483	$801	$(318)	$513	$802	$(289)

Net income attributable to MPC decreased $318 million in the second quarter and $289 million in the first six months of 2017 compared to the same periods of 2016 as decreases in income from operations for our Refining & Marketing segment were partially offset by increases in income from operations for our Midstream and Speedway segments. See Segment Results for additional information.
Sales and other operating revenues (including consumer excise taxes) increased $1.22 billion in the second quarter and $4.60 billion in the first six months of 2017 compared to the same periods of 2016. The increases were primarily due to higher average refined product sales prices, which increased $0.08 per gallon and $0.26 per gallon, respectively, and an increase in refined product sales volumes in the second quarter of 2017.
Sales to related parties increased $145 million in the second quarter and $298 million in the first six months of 2017 compared to the same periods of 2016, primarily due to sales from our Refining & Marketing segment to PFJ Southeast, a joint venture with Pilot Flying J, which commenced in the fourth quarter of 2016.

Income (loss) from equity method investments improved $133 million in the second quarter and $168 million in the first six months of 2017 compared to the same periods of 2016. The improvements were primarily due to an impairment charge of $89 million related to an equity method investment held by MPLX included in the 2016 amounts and increases in income from new and existing pipeline, retail and marine affiliates in 2017. The amounts in 2017 also include $19 million related to our share of gains from the sale of assets from the canceled Sandpiper pipeline project, which was impaired in the third quarter of 2016.
Net gain on disposal of assets decreased $13 million in the first six months of 2017 compared to the same period of 2016, primarily due to the sale of a Speedway retail location in the first quarter of 2016.
Other income increased $55 million in the second quarter and $70 million in the first six months of 2017 compared to the same periods of 2016, primarily due to increases in RIN sales.
Cost of revenues increased $1.35 billion in the second quarter and $4.78 billion in the first six months of 2017 compared to the same periods of 2016. The increases were primarily due to:

•	increases in refined product cost of sales of $1.21 billion and $4.59 billion, respectively, primarily due to increases in raw material costs; and

•
increases in refinery direct operating costs of $26 million and $169 million, respectively, primarily due to increases in other manufacturing costs in both periods of 2017 and planned turnaround and major maintenance activity in the first six months of 2017.

Purchases from related parties increased $26 million in the second quarter and $41 million in the first six months of 2017 compared to the same periods of 2016, primarily due to:

•	increases in transportation services provided by our marine joint ventures with Crowley of $17 million and $44 million, respectively; and

•	increases in volumes of ethanol purchased from TAME, TACE and TAAE of $6 million in the second quarter of 2017.
Inventory market valuation adjustment decreased costs and expenses by $385 million in the second quarter and $370 million in the first six months of 2016 related to the reversal of the LCM inventory valuation reserve due to increased refined product prices during the second quarter of 2016.
Consumer excise taxes increased $33 million in the second quarter and $20 million in the first six months of 2017 compared to the same period of 2016, primarily due to increases in tax rates in certain locations, partially offset by decreases in taxable refined product sales volumes.
Impairment expense reflects goodwill impairment charges of $1 million and $130 million recorded by MPLX in the second quarter and first six months of 2016, respectively.
Depreciation and amortization increased $21 million in the second quarter and $67 million in the first six months of 2017 compared to the same periods of 2016. The increase in the first six months is primarily the result of the decommissioning of an MPLX gas processing facility in conjunction with an expansion project at the Houston Complex.
Selling, general and administrative expenses increased $84 million in the second quarter and $95 million in the first six months of 2017 compared to the same periods of 2016. In the second quarter of 2017, we recognized an $86 million charge to reflect settlement agreements related to certain litigation matters. The remaining increase in the first six months was primarily due to increases in certain employee benefit expenses.
Other taxes were consistent in the second quarter and first six months of 2017 compared to the same periods of 2016.
Net interest and other financial costs increased $21 million in the second quarter and $29 million in the first six months of 2017 compared to the same periods of 2016, primarily due to the MPLX senior notes issued in February 2017, partially offset by decreased borrowings on the MPC term loan agreement and the MPLX bank revolving credit facility.

Provision for income taxes decreased $145 million in the second quarter and $115 million in the first six months of 2017 compared to the same periods of 2016, primarily due to decreases in income before income taxes of $354 million in the second quarter and $145 million in the first six months of 2017 as well as lower effective tax rates. The combined federal, state and foreign income tax rate was 30 percent and 33 percent for the three months ended June 30, 2017 and 2016, respectively, and 30 percent and 37 percent for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate for the three and six months ended June 30, 2017 was less than the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to equity compensation, net income attributable to noncontrolling interests and the domestic manufacturing deduction offset by state and local tax expense. The effective tax rate for the three and six months ended June 30, 2016 varies from the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to the net income attributable to noncontrolling interests (including their proportional share of the goodwill impairment charge recorded by MPLX), the domestic manufacturing deduction and state and local tax expense.
Segment Results
Revenues
Revenues, including intersegment sales, are summarized by segment in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Refining & Marketing	$15,644	$14,414	$29,607	$24,985
Speedway	4,797	4,865	9,181	8,816
Midstream	911	774	1,787	1,405
Segment revenues	$21,352	$20,053	$40,575	$35,206
Items included in both revenues and costs:
Consumer excise taxes	$1,926	$1,893	$3,739	$3,719
Refining & Marketing segment revenues increased $1.23 billion in the second quarter and $4.62 billion in the first six months of 2017 compared to the same periods of 2016. The increases were primarily due to increases in refined product sales prices, partially offset by a decrease in refined product sales volumes in the first six months of 2017. The table below shows our Refining & Marketing segment refined product sales volumes, sales destined for export and average sales prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Refining & Marketing segment:
Refined product sales volumes (mbpd)(a)	2,358	2,339	2,215	2,244
Refined product sales destined for export (mbpd)	313	325	271	293
Average refined product sales prices (dollars per gallon)	$1.63	$1.55	$1.65	$1.39

(a)	Includes intersegment sales and sales destined for export.
The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per gallon)	2017	2016	2017	2016
Chicago spot unleaded regular gasoline	$1.49	$1.52	$1.49	$1.26
Chicago spot ultra-low sulfur diesel	1.48	1.41	1.50	1.24
USGC spot unleaded regular gasoline	1.52	1.42	1.53	1.25
USGC spot ultra-low sulfur diesel	1.47	1.34	1.52	1.19

Refining & Marketing intersegment sales to our Speedway segment decreased $101 million in the second quarter and increased $324 million in the first six months of 2017 compared to the same periods of 2016. The decrease in the second quarter was primarily due to lower sales volumes, partially offset by higher refined product sales prices. For the first six months, the increase was primarily due to higher refined product sales prices partially offset by lower volumes. The lower sales volumes to Speedway in both periods were mainly due to Speedway’s contribution of 41 travel centers to a new joint venture, PFJ Southeast, in the fourth quarter of 2016. The refined product sales to PFJ Southeast continue to be reported in the Refining & Marketing segment totals above, but are no longer considered sales to the Speedway segment. The table below shows our Refining & Marketing intersegment sales to our Speedway segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$2,808	$2,909	$5,398	$5,074
Refined product sales volumes (millions of gallons)	1,431	1,518	2,767	2,966
Average refined product sales prices (dollars per gallon)	$1.96	$1.91	$1.94	$1.70
Speedway segment revenues decreased $68 million in the second quarter and increased $365 million in the first six months of 2017 compared to the same periods of 2016. The decrease in revenues in the second quarter was primarily due to decreases in gasoline and distillate sales and merchandise sales of $47 million and $16 million, respectively. Gasoline and distillate sales volumes decreased 72 million gallons in the second quarter which was partially offset by an increase in average gasoline and distillate selling prices of $0.08 per gallon. The increase in revenues in the first six months was primarily due to an increase in gasoline and distillate sales of $406 million, partially offset by a decrease in merchandise sales of $41 million. Average gasoline and distillate selling prices during the first six months increased $0.25 per gallon which was partially offset by a decrease in sales volumes of 162 million gallons. The decreases in gasoline and distillate sales volumes and merchandise sales in both periods are primarily attributable to the contribution of 41 travel centers to PFJ Southeast in the fourth quarter of 2016. Speedway’s share of the results from PFJ Southeast are reported as income from equity method investments.
The following table includes certain revenue statistics for the Speedway segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Convenience stores at period-end(a)	2,729	2,773
Gasoline & distillate sales (millions of gallons)(a)	1,475	1,547	2,868	3,030
Average gasoline & distillate sales prices (dollars per gallon)	$2.30	$2.22	$2.27	$2.02
Merchandise sales (in millions)(a)	$1,271	$1,287	$2,398	$2,439
Same store gasoline sales volume (period over period)	(0.5%)	0.3%	(0.8%)	0.7%
Same store merchandise sales (period over period)(b)	2.1%	2.0%	2.1%	2.5%

(a)
Second quarter and first six months of 2017 statistics do not reflect any information for the 41 travel centers Speedway contributed to PFJ Southeast, whereas they are reflected in the same periods of 2016 statistics.

(b)	Excludes cigarettes.
Midstream segment revenue increased $137 million in the second quarter and $382 million in the first six months of 2017 compared to the same periods of 2016. The increases were primarily due to increased revenue from higher natural gas and NGL processing and fractionation volumes and the recently acquired Ozark pipeline. The comparison for the first six months also reflects the absence of any revenues for the terminal services provided to the Refining & Marketing segment in the first quarter of 2016 versus the inclusion of revenues for these services in the first quarter of 2017. These assets were not considered a business prior to April, 1, 2016, and therefore, no financial results for these assets were available from which to recast first quarter 2016 Midstream segment results.

The following table includes operating statistics for the Midstream segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Midstream intersegment sales to Refining & Marketing (in millions)	$363	$333	$707	$565
Crude oil and refined product pipeline throughputs (mbpd)(a)	3,439	2,940	3,165	2,873
Average crude oil and refined products tariff rates (dollars per barrel)(b)	$0.62	$0.60	$0.63	$0.60
Terminal throughput (mbpd)(c)	1,489	1,503	1,456	1,503
Gathering system throughput (MMcf/d)	3,326	3,288	3,255	3,316
Natural gas processed (MMcf/d)	6,292	5,529	6,212	5,582
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)	387	322	377	321
Natural Gas NYMEX HH ($ per MMBtu)	$3.14	$2.24	$3.10	$2.12
C2 + NGL Pricing ($ per gallon)(d)	$0.57	$0.47	$0.60	$0.42

(a)	On owned common-carrier pipelines and private pipelines contributed to MPLX, excluding equity method investments.

(b)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(c)	Includes the results of the terminal assets beginning on April 1, 2016, the date the assets became a business.

(d)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

Income from Operations
Income from operations by segment and income before income taxes are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Income from Operations by segment
Refining & Marketing	$562	$1,025	$492	$939
Speedway	239	193	374	360
Midstream(a)	332	253	641	442
Items not allocated to segments:
Corporate and other unallocated items(a)	(83)	(64)	(165)	(129)
Pension settlement expenses	(1)	(2)	(1)	(3)
Litigation	(86)	—	(86)	—
Impairment expense	19	(90)	19	(219)
Income from operations	982	1,315	1,274	1,390
Net interest and other financial income (costs)	(158)	(137)	(308)	(279)
Income before income taxes	$824	$1,178	$966	$1,111

(a)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.
Refining & Marketing segment income from operations decreased $463 million in the second quarter and $447 million in the first six months of 2017 compared to the same periods of 2016. Segment results for the second quarter and first six months of 2016 included non-cash benefits related to the reversal of the company’s LCM inventory valuation reserve of $360 million and $345 million, respectively. Excluding the LCM benefit, the decrease in the second quarter of 2017 as compared to 2016 was primarily due to a $1.41 per barrel decrease in gross margin. The favorable effect of higher blended LLS-based crack spreads was more than offset by unfavorable crude oil and feedstock acquisition costs, primarily due to lower sweet/sour crude oil price differentials, and less favorable product price realizations as compared to spot market reference prices. The USGC and Chicago LLS blended 6-3-2-1 crack spread increased from $7.66 per barrel in the second quarter of 2016 to $9.18 per barrel in the second quarter of 2017 primarily due to increases in USGC crack spreads. In the first six months of 2017 as compared to 2016, excluding the LCM benefit, the favorable effect of higher blended LLS-based crack spreads was more than offset by less favorable product price realizations as compared to spot market reference prices and increased refinery direct operating costs.

In the first six months of 2017 as compared to 2016, the USGC and Chicago LLS blended 6-3-2-1 crack spread increased from $6.18 per barrel in the first six months of 2016 to $8.46 per barrel in the first six months of 2017.
The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars per barrel)	2017	2016	2017	2016
Chicago LLS 6-3-2-1 crack spread(a)(b)	$8.96	$9.47	$7.80	$6.86
USGC LLS 6-3-2-1 crack spread(a)	9.32	6.44	8.89	5.72
Blended 6-3-2-1 crack spread(a)(c)	9.18	7.66	8.46	6.18
LLS	50.17	47.38	51.77	41.48
WTI	48.15	45.64	49.95	39.78
LLS—WTI crude oil differential(a)	2.03	1.74	1.82	1.70
Sweet/Sour crude oil differential(a)(d)	5.48	6.91	6.15	6.84

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 40 percent/60 percent based on our refining capacity by region.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Based on the market indicators above and our refinery throughputs, we estimate the following impacts on Refining & Marketing segment income from operations for the second quarter of 2017 compared to the second quarter of 2016:

•
The USGC LLS 6-3-2-1 crack spread increased $2.88 per barrel for the second quarter and $3.17 per barrel for the first six months, which had positive impacts on segment income of $364 million in the second quarter and $658 million in the first six months.

•
The Chicago LLS 6-3-2-1 crack spread decreased $0.51 per barrel for the second quarter which was more than offset by an increase in volume for a positive impact on segment income of $9 million. The Chicago LLS 6-3-2-1 crack spread increased $0.94 per barrel for the first six months, which had a positive impact on segment income of $140 million.

•
The sweet/sour crude oil differential decreased $1.43 per barrel in the second quarter and $0.69 per barrel for the first six months, which had negative impacts on segment income of $93 million in the second quarter and $68 million in the first six months, partially offset by increases in volumes in both periods.

•
The LLS-WTI crude oil differential increased $0.29 per barrel for the second quarter which had positive impacts on segment income of $12 million. The LLS-WTI crude oil differential increased $0.12 per barrel for the first six months which was more than offset by a decrease in volume for a negative impact of $3 million.

The above market indicators use spot market values and an estimated mix of crude purchases and product sales. Differences in our results compared to these market indicators, including the effects of product price realizations, the mix of crudes purchased and their costs, as well as the effects of inventory valuation adjustments, market structure on our crude oil acquisition prices, and other items like refinery yields and other feedstock variances, had an estimated negative impact on Refining & Marketing segment income of $768 million for the second quarter and $989 million in the first six months of 2017 compared to the same periods of 2016.
The following table summarizes our refinery throughputs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,864	1,728	1,688	1,665
Other charge and blendstocks	159	161	179	167
Total	2,023	1,889	1,867	1,832
Sour crude oil throughput percent	62	61	64	61
WTI-priced crude oil throughput percent	20	21	18	20

Crude oil throughputs increased 136 mbpd in the second quarter and 23 mbpd in the first six months of 2017 compared to the same periods of 2016. The increase in the second quarter of 2017 is primarily due to decreased turnaround activity at our Robinson refinery in the second quarter of 2017 in addition to operational efficiencies resulting from turnaround activity performed subsequent to the second quarter of 2016 at our Robinson and Galveston Bay refineries.
The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Refining & Marketing gross margin (dollars per barrel)(a)(b)	$11.32	$12.73	$11.47	$11.35
Refinery direct operating costs (dollars per barrel):(c)
Planned turnaround and major maintenance	$1.01	$1.16	$1.96	$1.77
Depreciation and amortization	1.39	1.43	1.50	1.48
Other manufacturing(d)	3.84	3.95	4.24	4.05
Total	$6.24	$6.54	$7.70	$7.30

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)
Excludes LCM inventory valuation charge for the first quarter of 2016. Comparable prior period information for gross margin has been recast in connection with the contribution of certain pipeline assets to MPLX on March 1, 2017.

(c)	Per barrel of total refinery throughputs.

(d)	Includes utilities, labor, routine maintenance and other operating costs.

Refinery direct operating costs decreased $0.30 per barrel in the second quarter of 2017 compared to the second quarter of 2016 primarily due to decreases in planned turnaround and major maintenance and other manufacturing costs of $0.15 per barrel and $0.11 per barrel, respectively. The decrease in planned turnaround and major maintenance costs for the second quarter of 2017 was primarily attributable to lower turnaround costs incurred by the Garyville and Robinson refineries, partially offset by increases in turnaround costs incurred by the Galveston Bay and Texas City refineries. Other manufacturing costs per barrel decreased in the second quarter as increases in utilities and catalyst costs were offset by increased crude oil throughputs. Refinery direct operating costs increased $0.40 in the first six months of 2017 compared to the same period of 2016, primarily due to increases in both planned turnaround and major maintenance and other manufacturing costs of $0.19 per barrel. The increase for the first six months of 2017 reflects higher turnaround costs incurred by the Texas City and Garyville refineries, partially offset by lower turnaround costs incurred by the Robinson and Galveston Bay refineries. Other manufacturing costs increased in the first six months due to increased utilities and catalyst costs.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with RINs increased to $109 million in the second quarter and $206 million in the first six months of 2017 from $78 million in the second quarter and $141 million in the first six months of 2016. The increases for both periods of 2017 were primarily due to higher weighted average RIN costs driven by higher prices on purchased RINs and increases in the number of RINs purchased.
Speedway segment income from operations increased $46 million in the second quarter and $14 million in the first six months of 2017 compared to the same periods of 2016. Segment results for the second quarter and first six months of 2016 included a $25 million non-cash benefit related to the reversal of the company’s LCM charge. Excluding the LCM benefit, the increase in segment income in the second quarter of 2017 as compared to 2016 was primarily due to higher light product gross margin, reduced operating expenses and higher merchandise gross margin. Segment results also benefited from Speedway’s new joint venture with Pilot Flying J, which commenced in the fourth quarter of 2016. Speedway’s light product margin increased to $271 million, or 18.35 cents per gallon, in the second quarter of 2017 from $240 million, or 15.49 cents per gallon in the second quarter of 2016. In the first six months of 2017 as compared to 2016, excluding the LCM benefit, the increase in segment income was primarily due to contributions from Speedway’s new joint venture with Pilot Flying J and reduced operating expenses offset by the absence of a $24 million gain from the sale of a retail location in 2016 and lower merchandise gross margins.

The following table includes margin statistics for the Speedway segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gasoline and distillate sales (millions of gallons)(a)	1,475	1,547	2,868	3,030
Gasoline & distillate gross margin (dollars per gallon)(a)(b)	$0.1835	$0.1549	$0.1704	$0.1614
Merchandise gross margin (in millions)(a)	$371	$369	$691	$699
Merchandise gross margin percent(a)	29.2%	28.7%	28.8%	28.7%

(a)
Second quarter and first six months of 2017 statistics do not reflect any information for the 41 travel centers Speedway contributed to PFJ Southeast, whereas they are reflected in the same periods of 2016 statistics.

(b)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.
Midstream segment income from operations increased $79 million in the second quarter and $199 million in the first six months of 2017 compared to the same periods of 2016. The increases were primarily due to increased earnings from natural gas and NGL processing and fractionation, primarily driven by higher volumes and changes in natural gas and NGL prices; earnings from the recently acquired Ozark pipeline; and increased earnings from pipeline equity method investments. Comparability of the Midstream segment's results to the first six months of 2016 was also affected by the drop of certain terminal assets to MPLX during the quarter of 2017. These assets were considered a business effective April 1, 2016 and the results of the light product terminals business are reflected in the Midstream segment from that date with an offsetting income from operations impact to the Refining & Marketing segment.
Corporate and other unallocated items increased $19 million in the second quarter and $36 million in the first six months of 2017, largely due to an increase in certain employee benefit expenses along with lower allocation of corporate costs to the segments.
In the second quarter of 2017, we recognized an $86 million charge to reflect settlement agreements related to certain litigation matters. Items not allocated to segments in the second quarter and first six months of 2017 also include a benefit of $19 million related to MPC’s share of a gain on asset liquidations related to its investment in the canceled Sandpiper pipeline project. MPC’s investment in the Sandpiper pipeline project was impaired in the third quarter of 2016. Items not allocated to segments in the second quarter and first six months of 2016 reflect $1 million and $130 million, respectively, of non-cash goodwill impairment charges recorded by MPLX. The second quarter of 2016 also includes an impairment charge of $89 million related to an equity method investment held by MPLX.
Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $1.45 billion at June 30, 2017 compared to $887 million at December 31, 2016. Net cash provided by (used in) operating activities, investing activities and financing activities for the first six months of 2017 and 2016 are presented in the following table.

	Six Months Ended June 30,
(In millions)	2017	2016
Net cash provided by (used in):
Operating activities	$1,962	$2,597
Investing activities	(2,012)	(1,496)
Financing activities	613	(474)
Total	$563	$627

Net cash provided by operating activities decreased $635 million in the first six months of 2017 compared to the first six months of 2016, primarily due to an unfavorable change in working capital of $469 million, partially offset by an increase in operating results. Changes in working capital, excluding changes in short-term debt, were a net $302 million source of cash in the first six months of 2017 compared to a net $771 million source of cash in the first six months of 2016. The changes in working capital for the first six months of 2017 were primarily due to decreases in current receivables and inventories partially offset by a decrease in accounts payable and accrued liabilities. Changes from December 31, 2016 to June 30, 2017 per the consolidated balance sheets were as follows:

•	Current receivables decreased $358 million from year-end 2016, primarily due to lower refined product and crude volumes.

•
Accounts payable decreased $286 million from year-end 2016, primarily due to the timing of costs incurred for certain major maintenance activity and capital projects, lower feedstocks and other light product purchases and lower crude purchase prices, partially offset by higher crude purchase volumes.

•	Inventories decreased $108 million from year-end 2016, primarily due to decreases in refined product and material and supplies inventories, partially offset by an increase in crude oil inventories.
The net $771 million source of cash from working capital changes in the first six months of 2016 were primarily due to increases in accounts payable and accrued liabilities and a decrease in inventories, partially offset by an increase in current receivables. Changes from December 31, 2015 to June 30, 2016 per the consolidated balance sheets were as follows:

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

Net cash used in investing activities was $516 million higher in the first six months of 2017 compared to the first six months of 2016 primarily due to investments and acquisitions made by MPLX during the first six months, which are described further below.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(In millions)	2017	2016
Additions to property, plant and equipment per consolidated statements of cash flows	$1,265	$1,431
Asset retirement expenditures	1	2
Decrease in capital accruals	(54)	(143)
Total capital expenditures	1,212	1,290
Acquisitions(a)	220	10
Investments in equity method investees(b)	677	171
Total capital expenditures and investments	$2,109	$1,471

(a)
The six months ended June 30, 2017 includes the $220 million acquisition of the Ozark pipeline. The six months ended June 30, 2016 includes adjustments to the fair values of the property, plant and equipment, intangibles and goodwill acquired in connection with the MarkWest Merger.

(b)
The six months ended June 30, 2017 includes an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system. The six months ended June 30, 2016 excludes an adjustment of $143 million to the fair value of equity method investments acquired in connection with the MarkWest Merger.

Capital expenditures and investments are summarized by segment below.

	Six Months Ended June 30,
(In millions)	2017	2016
Refining & Marketing	$372	$505
Speedway	113	120
Midstream(a)	1,564	769
Corporate and Other(b)	60	77
Total	$2,109	$1,471

(a)	Includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.

(b)	Includes capitalized interest of $26 million and $32 million for the six months ended June 30, 2017 and 2016, respectively.
Net cash contributed to equity method investments increased $484 million for the first six months of 2017 compared to the first six months of 2016, primarily due to MPLX’s investment of $500 million for a partial interest in the Bakken Pipeline system. Net cash used for acquisitions increased due to MPLX’s acquisition of the Ozark pipeline for $220 million. Net cash used for additions to property, plant and equipment decreased $166 million primarily due to decreased capital expenditures in our Refining & Marketing, Speedway and Corporate segments. Cash from disposal of assets decreased $42 million primarily due to the absence of a sale of a Speedway retail location in the first six months 2016. The net cash from all other investing activities increased $64 million primarily due to increased RIN sales.
Financing activities were a net $613 million source of cash in the first six months of 2017 compared to a net $474 million use of cash in the first six months of 2016. In the first six months of 2017, sources of cash from financing activities included long-term debt borrowings, proceeds from issuances of MPLX common units and contributions from noncontrolling interests which were partially offset by uses of cash in financing activities including common stock repurchases, dividend payments, distributions to noncontrolling interests, long-term debt repayments and a portion of the contingent consideration payment to the seller of the Galveston Bay refinery.
Long-term debt borrowings and repayments, including debt issuance costs, were a net $2.01 billion source of cash in the first six months of 2017 compared to a net $893 million use of cash in the first six months of 2016. During the first six months of 2017, MPLX issued $2.25 billion of senior notes and we repaid the remaining $200 million balance under the MPC term loan agreement. During the first six months of 2016, MPLX repaid amounts outstanding under the MPLX bank revolving credit facility.
Cash used in common stock repurchases increased $1.04 billion in the first six months of 2017 compared to the first six months of 2016 as cash proceeds from the dropdown of certain terminal, pipeline and storage assets to MPLX on March 1, 2017 supported share repurchases of $1.17 billion in the first six months of 2017. The table below summarizes our total share repurchases for these periods. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase authorizations.

	Six Months Ended June 30,
(In millions, except per share data)	2017	2016
Number of shares repurchased	23	3
Cash paid for shares repurchased	$1,170	$126
Effective average cost per delivered share	$51.53	$40.52

Cash used in dividend payments increased $37 million in the first six months of 2017 compared to the first six months of 2016, primarily due to a $0.08 per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments were $0.72 per common share in the first six months of 2017 compared to $0.64 per common share in the first six months of 2016.
Cash used in distributions to noncontrolling interests increased $75 million in the first six months of 2017 compared to the first six months of 2016. The distributions increased primarily due to an increase in total MPLX common units outstanding and distributions paid on the MPLX Preferred Units.
Cash provided by contributions from noncontrolling interests increased $126 million in the first six months of 2017 compared to the first six months of 2016, primarily due to MarkWest’s sale of a noncontrolling interest in Ohio Fractionation to Sherwood Midstream.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $5.41 billion at June 30, 2017 consisting of:

	June 30, 2017
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$2,500	$—	$2,500
364 day bank revolving credit facility	1,000	—	$1,000
Trade receivables facility	750	—	750
Total	$4,250	$—	$4,250
Cash and cash equivalents(b)			1,157
Total liquidity			$5,407

(a)	Excludes MPLX’s $2.0 billion bank revolving credit facility, which had approximately $2.0 billion available as of June 30, 2017.

(b)	Excludes $293 million of MPLX cash and cash equivalents.
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
On July 21, 2017, we entered into credit agreements with a syndicate of lenders to replace MPC’s previous $2.5 billion four-year bank revolving credit facility and $1 billion 364-day revolving credit facility. The new credit agreements provide for a $2.5 billion five year bank revolving credit facility that expires in July 2022 and a $1 billion 364-day bank revolving credit facility that expires in July 2018. In addition, on July 21, 2017, MPLX entered into a credit agreement to replace its previous $2 billion five-year bank revolving credit facility with a $2.25 billion five-year bank revolving credit facility that expires in July 2022. The financial covenants and the interest rate terms contained in the new credit agreements are substantially the same as those contained in the previous bank revolving credit facilities.
As discussed in the “Strategic Actions to Enhance Shareholder Value” section in the Corporate Overview, we expect MPLX to finance the planned dropdown transactions in the aggregate with debt and equity in approximately equal proportions. The equity financing will be funded through MPLX common units issued to us. In conjunction with the completion of the dropdowns, we also expect to exchange our economic interests in the general partner of MPLX, including IDRs, for newly issued MPLX common units. Cash proceeds from the dropdowns and ongoing MPLX common unit distributions to us are expected to fund the substantial ongoing return of capital to MPC shareholders in a manner consistent with maintaining an investment-grade credit profile.
On February 10, 2017, MPLX completed a public offering of $1.25 billion aggregate principal amount of 4.125% unsecured senior notes due March 2027 and $1.0 billion aggregate principal amount of 5.200% unsecured senior notes due March 2047. Interest is payable semi-annually in arrears on March 1st and September 1st of each year, commencing on September 1, 2017.
We may, from time to time, repurchase our senior notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.

We established a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of June 30, 2017, we had no commercial paper borrowings outstanding.
The MPC bank revolving credit facility and MPLX credit agreement, which provides for the MPLX bank revolving credit facility and the MPLX term loan facility (“MPLX Credit Agreement”), contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC bank revolving credit facility requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC bank revolving credit facility) of no greater than 0.65 to 1.00. As of June 30, 2017, we were in compliance with this financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.30 to 1.00, as well as the other covenants contained in the MPC bank revolving credit facility.
The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of June 30, 2017, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.4 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.
Our intention is to maintain an investment-grade credit profile. As of June 30, 2017, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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

Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 38 percent at June 30, 2017 and 33 percent at December 31, 2016.

(In millions)	June 30, 2017	December 31, 2016
Debt due within one year	$29	$28
Long-term debt	12,577	10,544
Total debt	$12,606	$10,572
Calculation of debt-to-total-capital ratio:
Total debt	$12,606	$10,572
Redeemable noncontrolling interest	1,000	1,000
Total equity	19,564	20,203
Total capital	$33,170	$31,775
Debt-to-total-capital ratio	38%	33%
Capital Requirements
Our board originally approved a 2017 capital spending and investment plan of $1.7 billion for MPC, excluding MPLX. This budget includes spending on refining and marketing, retail and non-MPLX midstream projects as well as amounts designated for corporate projects. The remaining midstream projects are included in the MPLX budget. During the first quarter of 2017, MPLX updated its plan for organic growth capital to a range of $1.8 billion to $2.0 billion, up from $1.4 billion to $1.7 billion. The increase includes capital to support the development of additional natural gas processing facilities, including the Argo I plant in the Delaware Basin and the Sherwood Complex in the Northeast, and an expansion of the Ozark pipeline. MPLX maintenance capital is forecast to be approximately $150 million, an increase of $50 million versus previous guidance, primarily due to expenditures related to assets MPLX acquired during the quarter. Approximately $100 million of these increases will result in a corresponding reduction to MPC’s capital spending plan as the spending relates to the assets that were contributed to MPLX on March 1, 2017. During the six months ended June 30, 2017, our capital expenditures and investments totaled $1.36 billion, excluding MPLX’s acquisitions of a partial interest in the Bakken Pipeline system for $500 million and the Ozark pipeline for approximately $220 million and capitalized interest. We continuously evaluate our capital budget and make changes as conditions warrant.
During the second quarter of 2017, we paid BP $131 million for the fourth year’s contingent earnout related to our 2013 acquisition of the Galveston Bay Refinery. This second quarter payment represents the final payment under the agreement. See Note 14 to the unaudited consolidated financial statements.
Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through the second quarter of 2017. At June 30, 2017, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of June 30, 2017, our equity investment in Centennial was $34 million and we had a $23 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Note 21 to the unaudited consolidated financial statements for additional information on the debt guarantee.
During the six months ended June 30, 2017, we chose to make a $120 million voluntary contribution to our funded pension plans. We may choose to make voluntary contributions for future years at our discretion.
On July 26, 2017, our board of directors approved an 11 percent increase in the quarterly dividend, to $0.40 per share on common stock. The dividend is payable September 11, 2017, to shareholders of record as of the close of business on August 16, 2017.
During the first six months of 2017, we paid $1.17 billion to acquire 23 million common shares through open market share repurchases at an effective average cost of $51.53 per delivered share. These share repurchases were supported by cash proceeds from the dropdown of certain terminal, pipeline and storage assets to MPLX on March 1, 2017. See Note 8 to the unaudited consolidated financial statements.

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
Contractual Cash Obligations
As of June 30, 2017, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first six months of 2017, our long-term debt commitments increased $3.87 billion due to the public offering of MPLX senior notes in February 2017, partially offset by repayment of $200 million of outstanding borrowings under the MPC term loan agreement.
In the first six months of 2017, our transportation services agreement for the Sandpiper pipeline was terminated and we entered into two new transportation services agreements. As a result, we had a net decrease in our long-term transportation commitments of $1.67 billion which affected the years 2018 to 2021 and beyond.
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
Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital requirements, including our capital budget and investment spending, costs for projects under construction, project completion dates and expectations or projections about strategies and goals for growth, upgrades and expansion, the carrying value of our Centennial equity investment, future contributions to our funded pension plans and share repurchases. Some factors that could cause actual results to differ materially from those included in our forward-looking statements regarding capital requirements include: the availability of liquidity; business conditions; a further decline or improvement in the long-term outlook of the potential uses of Centennial’s assets and the pursuit of different strategic alternatives for such assets; our ability to achieve the strategic and other objectives related to the strategic initiatives discussed herein; adverse changes in laws including with respect to tax and regulatory matters; inability to agree with the MPLX conflicts committee with respect to the timing of and value attributed to assets identified for dropdown; changes to the expected construction costs and timing of projects; delays in obtaining third-party approvals; changes in labor, materials and equipment costs and availability; planned and unplanned outages; the delay of, cancellation of or failure to implement planned capital projects; project cost overruns; disruptions or interruptions of our refining operations due to the shortage of skilled labor or unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response; civil protests and resulting legal/regulatory uncertainty regarding environmental and social issues, including pipeline infrastructure, may prevent or delay the construction and operation of such infrastructure and realization of associated revenues; continued/further volatility in and/or degradation of market and industry conditions; the availability and pricing of crude oil and other feedstocks; slower growth in domestic and Canadian crude supply; completion of pipeline capacity to areas outside the U.S. Midwest; consumer demand for refined products; transportation logistics; the reliability of processing units and other equipment; MPC's ability to successfully implement growth opportunities; modifications to MPLX earnings and distribution growth objectives; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; adverse results in litigation; changes to MPC's capital budget; other risk factors inherent to MPC's industry. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $650 million between 2014 and 2019 to comply with these standards, which includes estimated capital expenditures of approximately $160 million in 2017.
There have been no other significant changes to our environmental matters and compliance costs during the six months ended June 30, 2017.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended June 30, 2017.
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
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2017 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of June 30, 2017
Crude	$(49)	$(121)	$50	$125
Refined products	10	25	(10)	(25)
Embedded derivatives	(4)	(11)	4	11
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2017 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding capital leases, as of June 30, 2017 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of June 30, 2017(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended June 30, 2017(c)
Long-term debt
Fixed-rate	$13,055	$1,130	n/a
Variable-rate	250	n/a	2

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2017.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2017.
At June 30, 2017, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the MPLX term loan facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the MPLX term loan facility, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2017, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Income from Operations by segment
Refining & Marketing(a)(b)	$562	$1,025	$492	$939
Speedway(b)	239	193	374	360
Midstream(a)(c)	332	253	641	442
Items not allocated to segments:
Corporate and other unallocated items(a)(c)	(83)	(64)	(165)	(129)
Pension settlement expenses	(1)	(2)	(1)	(3)
Litigation	(86)	—	(86)	—
Impairments(d)	19	(90)	19	(219)
Income from operations	$982	$1,315	$1,274	$1,390
Capital Expenditures and Investments(e)
Refining & Marketing	$180	$262	$372	$505
Speedway	78	70	113	120
Midstream(f)	494	419	1,564	769
Corporate and Other(g)	32	36	60	77
Total	$784	$787	$2,109	$1,471

(a)
We revised our operating segment presentation in the first quarter of 2017 in connection with the contribution of certain terminal, pipeline and storage assets to MPLX. The operating results for these assets, which were previously included in the Refining & Marketing segment, are now included in the Midstream segment. Comparable prior period information has been recast to reflect our revised presentation. The results for the pipeline and storage assets were recast effective January 1, 2015 and the results for the terminal assets were recast effective April 1, 2016. Prior to these dates, these assets were not considered businesses and, therefore, there are no financial results from which to recast segment results.

(b)
The Refining & Marketing and Speedway segments include inventory LCM benefits of $360 million and $25 million, respectively, for the three months ended June 30, 2016 and $345 million and $25 million, respectively, for the six months ended June 30, 2016.

(c)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(d)
Includes MPC’s share of a gain related to its investment in the canceled Sandpiper pipeline project in the three and six months ended June 30, 2017 and impairments of an equity method investment and goodwill in the three and six months ended June 30, 2016.

(e)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(f)	The six months ended June 30, 2017 includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.

(g)
Includes capitalized interest of $14 million and $15 million for the three months ended June 30, 2017 and 2016, respectively, and $26 million and $32 million for the six months ended June 30, 2017 and 2016, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
MPC Consolidated Refined Product Sales Volumes (mbpd)(a)	2,370	2,348	2,228	2,253
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (mbpd)(b)	2,358	2,339	2,215	2,244
Refining & Marketing gross margin (dollars per barrel)(c)(d)	$11.32	$12.73	$11.47	$11.35
Crude oil capacity utilization percent(e)	103	96	93	93
Refinery throughputs (mbpd):(f)
Crude oil refined	1,864	1,728	1,688	1,665
Other charge and blendstocks	159	161	179	167
Total	2,023	1,889	1,867	1,832
Sour crude oil throughput percent	62	61	64	61
WTI-priced crude oil throughput percent	20	21	18	20
Refined product yields (mbpd):(f)
Gasoline	922	919	895	909
Distillates	665	628	605	599
Propane	38	36	33	34
Feedstocks and special products	331	249	277	241
Heavy fuel oil	34	34	32	32
Asphalt	70	60	63	53
Total	2,060	1,926	1,905	1,868
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.01	$1.16	$1.96	$1.77
Depreciation and amortization	1.39	1.43	1.50	1.48
Other manufacturing(h)	3.84	3.95	4.24	4.05
Total	$6.24	$6.54	$7.70	$7.30
Refining & Marketing Operating Statistics By Region - Gulf Coast
Refinery throughputs (mbpd):(i)
Crude oil refined	1,147	1,104	999	1,048
Other charge and blendstocks	218	195	220	206
Total	1,365	1,299	1,219	1,254
Sour crude oil throughput percent	74	74	78	74
WTI-priced crude oil throughput percent	12	9	8	6
Refined product yields (mbpd):(i)
Gasoline	537	547	518	540
Distillates	432	434	371	404
Propane	27	28	24	26
Feedstocks and special products	360	282	302	281
Heavy fuel oil	23	23	20	21
Asphalt	19	19	17	14
Total	1,398	1,333	1,252	1,286
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.91	$0.98	$2.40	$1.77
Depreciation and amortization	1.10	1.08	1.21	1.12
Other manufacturing(h)	3.45	3.44	3.96	3.59
Total	$5.46	$5.50	$7.57	$6.48

Supplementary Statistics (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (mbpd):(i)
Crude oil refined	717	624	689	617
Other charge and blendstocks	28	36	30	37
Total	745	660	719	654
Sour crude oil throughput percent	42	38	43	39
WTI-priced crude oil throughput percent	34	43	32	43
Refined product yields (mbpd):(i)
Gasoline	385	372	377	369
Distillates	233	194	234	195
Propane	12	10	10	10
Feedstocks and special products	56	35	45	34
Heavy fuel oil	12	11	12	11
Asphalt	51	41	46	39
Total	749	663	724	658
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.06	$1.38	$1.02	$1.57
Depreciation and amortization	1.76	1.98	1.84	2.01
Other manufacturing(h)	4.13	4.53	4.31	4.44
Total	$6.95	$7.89	$7.17	$8.02
Speedway Operating Statistics(j)
Convenience stores at period-end	2,729	2,773
Gasoline and distillate sales (millions of gallons)	1,475	1,547	2,868	3,030
Gasoline and distillate gross margin (dollars per gallon)(k)	$0.1835	$0.1549	$0.1704	$0.1614
Merchandise sales (in millions)	$1,271	$1,287	$2,398	$2,439
Merchandise gross margin (in millions)	$371	$369	$691	$699
Merchandise gross margin percent	29.2%	28.7%	28.8%	28.7%
Same store gasoline sales volume (period over period)	(0.5%)	0.3%	(0.8%)	0.7%
Same store merchandise sales (period over period)(l)	2.1%	2.0%	2.1%	2.5%
Midstream Operating Statistics
Crude oil and refined product pipeline throughputs (mbpd)(m)	3,439	2,940	3,165	2,873
Terminal throughput (mbpd)(n)	1,489	1,503	1,456	1,503
Gathering system throughput (MMcf/d)(o)	3,326	3,288	3,255	3,316
Natural gas processed (MMcf/d)(o)	6,292	5,529	6,212	5,582
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)(o)	387	322	377	321

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail customers.

(b)	Includes intersegment sales.

(c)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(d)
Excludes LCM inventory valuation adjustments. Comparable prior period information for gross margin has been recast in connection with the contribution of certain pipeline assets to MPLX on March 1, 2017.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)
Excludes inter-refinery volumes of 87 mbpd and 70 mbpd for the three months ended June 30, 2017 and 2016, respectively, and 71 mbpd and 76 mbpd for the six months ended June 30, 2017 and 2016, respectively.

(g)	Per barrel of total refinery throughputs.

(h)	Includes utilities, labor, routine maintenance and other operating costs.

(i)	Includes inter-refinery transfer volumes.

(j)
Second quarter and year-to-date 2017 operating statistics do not reflect any information for the 41 travel centers contributed to PFJ Southeast, whereas they are reflected in the second quarter and year-to-date 2016 operating statistics.

(k)
Excludes LCM inventory valuation adjustments. The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

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
Litigation
As previously reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2017, we are a co-defendant in four lawsuits consolidated for pre-trial purposes in a multi-district litigation pending in the 56th District Court, Galveston County, Texas. Plaintiffs allege personal injuries from a fire that occurred at our Galveston Bay refinery on January 11, 2016. The other co-defendants in this litigation are contractors that were engaged by us to provide services at our Galveston Bay refinery. In mid-July 2017, the parties participated in a mediation process and began settlement discussions. On August 1, 2017, we entered into binding settlement agreements with the plaintiffs and co-defendants, subject to requisite court approvals, whereby we agreed to pay $86 million to settle all four lawsuits. We recorded a liability for the losses under these settlement agreements, which resulted in a charge of $86 million in the second quarter of 2017. Further, we plan to vigorously pursue recovery of losses, as well as defense costs, through indemnification from a significant contractor who is not party to the settlement agreements.
Environmental Proceedings
The Federal Motor Carrier Safety Administration issued a Notice of Claim to Marathon Petroleum Company LP on June 23, 2017. The Notice of Claim alleges three violations related to an August 2016 tanker rupture incident. We have agreed to pay a civil penalty of $150,000 to resolve this matter.

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended June 30, 2017, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
04/01/17-04/30/17	1,328,838	$50.36	1,184,682	$2,084,419,662
05/01/17-05/31/17	7,360,021	51.93	7,360,021	4,702,242,061
06/01/17-06/30/17	5,783,230	53.28	5,783,186	4,394,094,425
Total	14,472,089	52.32	14,327,889

(a)
The amounts in this column include 144,156 and 44 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in April and June, respectively.

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

(c)
On May 31, 2017, we announced that our board of directors had approved a $3.0 billion share repurchase authorization and extended the remaining balance under the previous repurchase authorization announced on July 30, 2015, with both such outstanding authorizations having no expiration date. These authorizations, together with prior authorizations, result in a total of $13.0 billion of share repurchase authorizations since January 1, 2012.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	8-K	3.1	6/5/2017	001-35054
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2017	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller