Form 10-Q
period 2017-09-30
Marathon Petroleum Corp
filed 2017-10-30
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 488,412,170 shares of Marathon Petroleum Corporation common stock outstanding as of October 27, 2017.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended September 30, 2017

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ATB	Articulated tug barges
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
bcf/d	One billion cubic feet per day
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization, a non-GAAP financial measure
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
IDR	Incentive Distribution Right
LCM	Lower of cost or market
LIFO	Last in, first out, an inventory costing method
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYSE	New York Stock Exchange
OTC	Over-the-Counter
ppm	Parts per million
RIN	Renewable Identification Number
SEC	United States Securities and Exchange Commission
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$19,053	$16,616	$53,220	$46,179
Sales to related parties	157	2	458	5
Income (loss) from equity method investments	84	(208)	224	(236)
Net gain on disposal of assets	—	1	12	26
Other income	92	49	219	106
Total revenues and other income	19,386	16,460	54,133	46,080
Costs and expenses:
Cost of revenues (excludes items below)	14,605	12,944	41,913	35,475
Purchases from related parties	148	128	420	359
Inventory market valuation adjustment	—	—	—	(370)
Consumer excise taxes	2,012	1,914	5,751	5,633
Impairment expense	—	—	—	130
Depreciation and amortization	517	507	1,574	1,497
Selling, general and administrative expenses	412	420	1,286	1,199
Other taxes	116	112	339	332
Total costs and expenses	17,810	16,025	51,283	44,255
Income from operations	1,576	435	2,850	1,825
Net interest and other financial income (costs)	(157)	(141)	(465)	(420)
Income before income taxes	1,419	294	2,385	1,405
Provision for income taxes	415	75	706	481
Net income	1,004	219	1,679	924
Less net income (loss) attributable to:
Redeemable noncontrolling interest	16	16	49	25
Noncontrolling interests	85	58	214	(48)
Net income attributable to MPC	$903	$145	$1,416	$947
Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$1.79	$0.28	$2.75	$1.79
Weighted average shares outstanding	504	527	514	528
Diluted:
Net income attributable to MPC per share	$1.77	$0.27	$2.73	$1.78
Weighted average shares outstanding	508	530	518	531
Dividends paid	$0.40	$0.36	$1.12	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net income	$1,004	$219	$1,679	$924
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $2, $0, $9 and $8	4	2	15	14
Prior service costs, net of tax of ($4), ($5), ($12) and ($14)	(7)	(8)	(20)	(23)
Other comprehensive loss	(3)	(6)	(5)	(9)
Comprehensive income	1,001	213	1,674	915
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	16	16	49	25
Noncontrolling interests	85	58	214	(48)
Comprehensive income attributable to MPC	$900	$139	$1,411	$938
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (MPLX: $3 and $234, respectively)	$2,088	$887
Receivables, less allowance for doubtful accounts of $10 and $12 (MPLX: $328 and $304, respectively)	3,900	3,617
Inventories (MPLX: $64 and $55, respectively)	5,493	5,656
Other current assets (MPLX: $30 and $33, respectively)	150	241
Total current assets	11,631	10,401
Equity method investments (MPLX: $3,997 and $2,471, respectively)	4,769	3,827
Property, plant and equipment, net (MPLX: $11,922 and $11,408, respectively)	26,036	25,765
Goodwill (MPLX: $2,245 and $2,245, respectively)	3,586	3,587
Other noncurrent assets (MPLX: $485 and $506, respectively)	784	833
Total assets	$46,806	$44,413
Liabilities
Current liabilities:
Accounts payable (MPLX: $576 and $541, respectively)	$6,159	$5,593
Payroll and benefits payable (MPLX: $1 and $1, respectively)	459	530
Consumer excise taxes payable (MPLX: $2 and $3, respectively)	371	464
Accrued taxes (MPLX: $42 and $35, respectively)	361	153
Debt due within one year (MPLX: $1 and $1, respectively)	29	28
Other current liabilities (MPLX: $107 and $81, respectively)	268	378
Total current liabilities	7,647	7,146
Long-term debt (MPLX: $6,848 and $4,422, respectively)	12,753	10,544
Deferred income taxes (MPLX: $7 and $6, respectively)	3,935	3,861
Defined benefit postretirement plan obligations	1,029	1,055
Deferred credits and other liabilities (MPLX: $209 and $189, respectively)	640	604
Total liabilities	26,004	23,210
Commitments and contingencies (see Note 21)
Redeemable noncontrolling interest	1,000	1,000
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value 0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 733 million and 731 million shares (par value 0.01 per share, 1 billion shares authorized)	7	7
Held in treasury, at cost – 235 million and 203 million shares	(9,118)	(7,482)
Additional paid-in capital	11,236	11,060
Retained earnings	11,044	10,206
Accumulated other comprehensive loss	(239)	(234)
Total MPC stockholders’ equity	12,930	13,557
Noncontrolling interests	6,872	6,646
Total equity	19,802	20,203
Total liabilities, redeemable noncontrolling interest and equity	$46,806	$44,413
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$1,679	$924
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	46	47
Impairment expense	—	130
Depreciation and amortization	1,574	1,497
Inventory market valuation adjustment	—	(370)
Pension and other postretirement benefits, net	(32)	(21)
Deferred income taxes	57	335
Net gain on disposal of assets	(12)	(26)
(Income) loss from equity method investments	(224)	236
Distributions from equity method investments	252	199
Changes in the fair value of derivative instruments	101	6
Changes in:
Current receivables	(296)	(209)
Inventories	163	71
Current accounts payable and accrued liabilities	654	237
All other, net	(99)	(54)
Net cash provided by operating activities	3,863	3,002
Investing activities:
Additions to property, plant and equipment	(1,928)	(2,147)
Acquisitions, net of cash acquired	(249)	—
Disposal of assets	64	88
Investments – acquisitions, loans and contributions	(730)	(240)
– redemptions, repayments and return of capital	64	20
All other, net	164	62
Net cash used in investing activities	(2,615)	(2,217)
Financing activities:
Commercial paper – issued	300	1,063
– repayments	(300)	(1,063)
Long-term debt – borrowings	2,661	714
– repayments	(470)	(2,112)
Debt issuance costs	(28)	(11)
Issuance of common stock	27	8
Common stock repurchased	(1,622)	(177)
Dividends paid	(578)	(529)
Issuance of MPLX LP common units	473	499
Issuance of MPLX LP redeemable preferred units	—	984
Distributions to noncontrolling interests	(505)	(389)
Contributions from noncontrolling interests	128	4
Contingent consideration payment	(89)	(164)
All other, net	(44)	(30)
Net cash used in financing activities	(47)	(1,203)
Net increase (decrease) in cash and cash equivalents	1,201	(418)
Cash and cash equivalents at beginning of period	887	1,127
Cash and cash equivalents at end of period	$2,088	$709
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
Balance as of December 31, 2015	$7	$(7,275)	$11,071	$9,752	$(318)	$6,438	$19,675	$—
Net income (loss)	—	—	—	947	—	(48)	899	25
Dividends declared	—	—	—	(530)	—	—	(530)	—
Distributions to noncontrolling interests	—	—	—	—	—	(380)	(380)	(9)
Contributions from noncontrolling interests	—	—	—	—	—	4	4	—
Other comprehensive loss	—	—	—	—	(9)	—	(9)	—
Shares repurchased	—	(177)	—	—	—	—	(177)	—
Shares issued (returned) – stock-based compensation	—	(7)	8	—	—	—	1	—
Stock-based compensation	—	—	39	—	—	6	45	—
Impact from equity transactions of MPLX LP	—	—	(113)	—	—	542	429	—
Issuance of MPLX LP redeemable preferred units	—	—	—	—	—	—	—	984
Balance as of September 30, 2016	$7	$(7,459)	$11,005	$10,169	$(327)	$6,562	$19,957	$1,000
Balance as of December 31, 2016	$7	$(7,482)	$11,060	$10,206	$(234)	$6,646	$20,203	$1,000
Net income	—	—	—	1,416	—	214	1,630	49
Dividends declared	—	—	—	(578)	—	—	(578)	—
Distributions to noncontrolling interests	—	—	—	—	—	(456)	(456)	(49)
Contributions from noncontrolling interests	—	—	—	—	—	128	128	—
Other comprehensive loss	—	—	—	—	(5)	—	(5)	—
Shares repurchased	—	(1,622)	—	—	—	—	(1,622)	—
Shares issued (returned) – stock-based compensation	—	(14)	27	—	—	—	13	—
Stock-based compensation	—	—	37	—	—	5	42	—
Impact from equity transactions of MPLX LP	—	—	112	—	—	335	447	—
Balance as of September 30, 2017	$7	$(9,118)	$11,236	$11,044	$(239)	$6,872	$19,802	$1,000

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2015	729	(198)
Shares repurchased	—	(4)
Shares issued (returned) – stock-based compensation	2	(1)
Balance as of September 30, 2016	731	(203)
Balance as of December 31, 2016	731	(203)
Shares repurchased	—	(31)
Shares issued (returned) – stock-based compensation	2	(1)
Balance as of September 30, 2017	733	(235)
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
These interim consolidated financial statements are unaudited; however, in the opinion of our management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by GAAP for complete financial statements.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
Certain prior period financial statement amounts have been reclassified to conform to current period presentation.
In the first quarter of 2017, we revised our segment reporting in connection with the contribution of certain terminal, pipeline and storage assets to MPLX. See Note 3 for additional information. The operating results for these assets are now reported in our Midstream segment. Previously, they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised presentation. The results for the pipeline and storage assets were recast effective January 1, 2015, and the results for the terminal assets were recast effective April 1, 2016. Prior to these dates, these assets were not considered businesses for accounting purposes and, therefore, there are no financial results from which to recast segment results. Additionally, the MPLX asset and liability balances as of December 31, 2016, reported in parentheses on our consolidated balance sheets, have also been recast to reflect this transaction. See Note 9 and Note 13 for additional information.
2. Accounting Standards
Recently Adopted
In October 2016, the FASB issued an accounting standards update to amend the consolidation guidance issued in February 2015 to require that a decision maker consider, in the determination of the primary beneficiary, its indirect interest in a VIE held by a related party that is under common control on a proportionate basis only. The change was effective for our financial statements for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We were required to apply the standard retrospective to January 1, 2016, the date on which we adopted the consolidation guidance issued in February 2015. Adoption of this accounting standards update in the first quarter of 2017 did not have an impact on our consolidated financial statements.
In March 2016, the FASB issued an accounting standards update to simplify some provisions in stock compensation accounting. The areas for simplification involve the accounting for share-based payment transactions, including income tax consequences, classifications of awards as either equity or liabilities and classification within the statement of cash flows. The changes were effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Adoption of this accounting standards update in the first quarter of 2017 did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued an accounting standards update eliminating the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. This change was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Adoption of this accounting standards update in the first quarter of 2017 did not have an impact on our consolidated financial statements.
Not Yet Adopted
In August 2017, the FASB issued accounting standards update to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements.

The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption.
In May 2017, the FASB issued an accounting standards update to provide guidance about when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless the fair value, vesting conditions and balance sheet classification of the modified award is the same as the original award immediately before the original award is modified. We will adopt this accounting standards update January 1, 2018. This update should be applied prospectively to an award modified on or after the adoption date. We do not expect the application of this accounting standards update to have a material impact on our consolidated financial statements.
In March 2017, the FASB issued an accounting standards update requiring that the service cost component of pension and postretirement benefit costs be presented in the same line item as other current employee compensation costs and other components of those benefit costs be presented separately from the service cost component and outside a subtotal of income from operations, if presented.  The update also requires that only the service cost component of pension and postretirement benefit cost is eligible for capitalization. We will adopt this accounting standards update January 1, 2018. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of only service costs. We do not expect the application of this accounting standards update to have a material impact on our consolidated financial statements.
In February 2017, the FASB issued an accounting standards update addressing the derecognition of nonfinancial assets. The guidance defines in substance nonfinancial assets, and states that the derecognition of business activities should be evaluated under the consolidation guidance, with limited exceptions related to conveyances of oil and gas mineral rights or contracts with customers. The standard eliminates the previous exclusion for businesses that are in-substance real estate, and eliminates some differences based on whether a transferred set is that of assets or a business and whether the transfer is to a joint venture. The standard must be implemented in conjunction with the implementation date of the revenue recognition accounting standards update, which we will implement January 1, 2018. We plan to adopt the new standard using the modified retrospective method and do not expect the application of this accounting standards update to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued an accounting standards update which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value, which could be different from the amount calculated under the current method using the implied fair value of the goodwill; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.
In January 2017, the FASB issued an accounting standards update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is intended to narrow the definition of a business by specifying the minimum inputs and processes and by narrowing the definition of outputs. The change is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance will be applied prospectively and early adoption is permitted for certain transactions.
In November 2016, the FASB issued an accounting standards update requiring that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The change is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Retrospective application is required. Application of this accounting standards update will not have a material impact on our statements of cash flows.
In October 2016, the FASB issued an accounting standards update that requires recognition of the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. The change is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this accounting standards update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We do not expect application of this accounting standards update to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued an accounting standards update related to the classification of certain cash flows. The accounting standards update provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees, to reduce diversity in practice. The change is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Retrospective application is required. We do not expect application of this accounting standards update to have a material impact on our statements of cash flows.
In June 2016, the FASB issued an accounting standards update related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect application of this accounting standards update to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued an accounting standards update requiring lessees to record virtually all leases on their balance sheets. The accounting standards update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The change will be effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls along with necessary system implementations. We do not plan to early adopt the standard. We believe the impact will be material on the consolidated financial statements as all leases will be recognized as a right of use asset and lease obligation. Based on results of our evaluation process to date, we also believe the impact on our existing processes, controls and information systems may be material.
In January 2016, the FASB issued an accounting standards update requiring unconsolidated equity investments, not accounted for under the equity method, to be measured at fair value with changes in fair value recognized in net income. The accounting standards update also requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes and the separate presentation of financial assets and liabilities by measurement category and form on the balance sheet and accompanying notes. The accounting standards update eliminates the requirement to disclose the methods and assumptions used in estimating the fair value of financial instruments measured at amortized cost. Lastly, the accounting standards update requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when electing to measure the liability at fair value in accordance with the fair value option for financial instruments. The changes are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted only for the guidance regarding presentation of a liability’s credit risk. We do not expect application of this accounting standards update to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued an accounting standards update for revenue recognition for contracts with customers. The guidance in the accounting standards update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. We will adopt the standard January 1, 2018, using the modified retrospective method, which will result in a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of this standard on our financial statements and disclosures, internal controls and accounting policies. Based on the results to date, we have reached tentative conclusions for most contract types and do not believe revenue recognition patterns will change materially. We do expect certain contracts in our Midstream segment to be presented on a gross revenue recognition basis as a result of implementation. In addition, we expect to elect to change our presentation of consumer excise taxes incurred concurrently with revenue producing transactions from gross to net upon the adoption of this accounting standards update. Based on the results of our evaluation process to date, we do not expect our existing revenue recognition processes, controls and information systems to materially change.

3. MPLX LP
MPLX is a diversified, growth-oriented publicly traded master limited partnership formed by us to own, operate, develop and acquire midstream energy infrastructure assets. On December 4, 2015, MPLX and MarkWest Energy Partners, L.P. (“MarkWest”) completed a merger, whereby MarkWest became a wholly-owned subsidiary of MPLX (the “MarkWest Merger”). MarkWest’s operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. MPLX owns or has an interest in a network of private and common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States, a butane cavern in Neal, West Virginia, and NGL storage caverns in Woodhaven, Michigan. MPLX owns an inland marine business, comprised of tow boats and barges, which transport crude oil and refined products principally for MPC in the Midwest and Gulf Coast regions of the United States. MPLX also owns a light-product terminal business, which provides terminalling services principally for MPC in the Midwest and Southeast regions of the United States.
See Note 4 for information on MPLX’s acquisition of the Ozark pipeline, its investment in the Bakken Pipeline system and the formation of a joint venture with Antero Midstream Partners LP (“Antero Midstream”) during the first quarter of 2017.
As of September 30, 2017, we owned a 30.4 percent interest in MPLX, including a two percent general partner interest. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 69.6 percent interest owned by the public. The components of our noncontrolling interest consist of equity-based noncontrolling interest and redeemable noncontrolling interest. The redeemable noncontrolling interest relates to MPLX’s preferred units, discussed below.
The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements. The assets of MPLX are the property of MPLX and cannot be used to satisfy the obligations of MPC. MPC has effectively guaranteed certain indebtedness of LOOP LLC (“LOOP”) and LOCAP LLC (“LOCAP”), in which MPLX holds an interest. See Note 21 for more information.
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
The MPLX Preferred Units rank senior to all MPLX common units with respect to distributions and rights upon liquidation. The holders of the MPLX Preferred Units are entitled to receive quarterly distributions equal to $0.528125 per unit commencing for the quarter ended June 30, 2016, with a prorated amount from the date of issuance. Following the second anniversary of the issuance of the MPLX Preferred Units, the holders of the MPLX Preferred Units will receive as a distribution the greater of $0.528125 per unit or the amount of per unit distributions paid to holders of MPLX common units. The MPLX Preferred Units are convertible into MPLX common units on a one for one basis after three years, at the purchasers’ option, and after four years at MPLX’s option, subject to certain conditions.
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

Dropdowns to MPLX
On September 1, 2017, we contributed our joint-interest ownership in certain pipelines and storage facilities to MPLX in exchange for total consideration of $1.05 billion. This consideration consisted of MPLX equity and $420 million in cash. We received approximately 19 million MPLX common units and 378 thousand general partner units from MPLX, which was determined by dividing $630 million by the simple average of the 10 day trading volume weighted average NYSE price of an MPLX common unit for the 10 trading days ending at market close on August 31, 2017, pursuant to a Membership Interests and Shares Contributions Agreement. We also agreed to waive two-thirds of the third quarter 2017 common unit distributions, IDRs and general partner distributions with respect to the common units issued in this transaction. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
On March 1, 2017, we contributed certain terminal, pipeline and storage assets to MPLX in exchange for total consideration of $2.0 billion. This consideration consisted of MPLX equity and $1.5 billion in cash. We received approximately 13 million MPLX common units and 264 thousand general partner units from MPLX, which was determined by dividing $504 million by the simple average of the volume weighted average NYSE price of an MPLX common unit for the 10 trading days preceding February 28, 2017, pursuant to a Membership Interests Contributions Agreement. We also agreed to waive two-thirds of the first quarter 2017 common unit distributions, IDRs and general partner distributions with respect to the common units issued in this transaction. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
On March 31, 2016, we contributed our inland marine business to MPLX in exchange for 23 million MPLX common units and 460 thousand general partner units. The number of units we received from MPLX was determined by dividing $600 million by the simple average of the volume weighted average NYSE price of an MPLX common unit for the 10 trading days preceding March 14, 2016, pursuant to a Membership Interests Contribution Agreement. We also agreed to waive first-quarter 2016 common unit distributions, IDRs and general partner distributions with respect to the common units issued in this transaction. The contribution of our inland marine business was accounted for as a transaction between entities under common control and we did not record a gain or loss.
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
During the nine months ended September 30, 2017, MPLX issued an aggregate of 14 million MPLX common units under the ATM Program, generating net proceeds of approximately $473 million. As of September 30, 2017, $1.74 billion of MPLX common units remain available for issuance through the ATM Program under the Distribution Agreement.

Noncontrolling Interest
Changes in MPC’s equity and the offsetting changes to noncontrolling interest resulting from changes in MPC’s and the noncontrolling interest’s ownership interests in MPLX were as follows:

	Nine Months Ended September 30,
(In millions)	2017	2016
Transfers (to) from noncontrolling interest
Increase (decrease) in MPC's additional paid in capital for the issuance of MPLX LP common units to the public	$25	$(43)
Increase in MPC's additional paid in capital for the issuance of MPLX LP common units and general partner units to MPC	113	—
Net transfers (to) from noncontrolling interests	138	(43)
Tax impact	(26)	(70)
Change in MPC's additional paid-in capital, net of tax	$112	$(113)
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
4. Acquisitions and Investments
Acquisition of Ozark Pipeline
On March 1, 2017, MPLX acquired the Ozark pipeline from Enbridge Pipelines (Ozark) LLC for approximately $219 million, including purchase price adjustments made in the second quarter of 2017. Based on the fair value of assets acquired and liabilities assumed at the acquisition date, the final purchase price was primarily allocated to property, plant and equipment. The Ozark pipeline is a 433-mile, 22-inch crude oil pipeline originating in Cushing, Oklahoma, and terminating in Wood River, Illinois, capable of transporting approximately 230 mbpd. We account for the Ozark pipeline within the Midstream segment.
The amounts of revenue and income from operations associated with the acquisition included in our consolidated statements of income, since the March 1, 2017 acquisition date, are as follows:

	Three Months Ended September 30,	Seven Months Ended September 30,
(In millions)	2017	2017
Sales and other operating revenues (including consumer excise taxes)	$19	$45
Income from operations	6	17
Assuming the acquisition of the Ozark pipeline had occurred on January 1, 2016, the consolidated pro forma results would not have been materially different from reported results.
Formation of Travel Plaza Joint Venture
In the fourth quarter of 2016, Speedway and Pilot Flying J finalized the formation of a joint venture consisting of travel plazas, primarily in the Southeast United States. The new entity, PFJ Southeast LLC (“PFJ Southeast”), originally consisted of 41 existing locations contributed by Speedway and 82 locations contributed by Pilot Flying J, all of which carry either the Pilot or Flying J brand and are operated by Pilot Flying J. We did not recognize a gain on the $273 million non-cash contribution of our travel plazas to the joint venture since the contribution was that of in-substance real estate. Our non-cash contribution consisted of $203 million of property, plant and equipment, $62 million of goodwill and $8 million of inventory.

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
Crowley Coastal Partners
In May 2016, Crowley Coastal Partners was formed to own an interest in both Crowley Ocean Partners and Crowley Blue Water Partners. We have determined that Crowley Coastal Partners is a VIE based on the terms of the existing financing arrangements for Crowley Blue Water Partners and Crowley Ocean Partners and the associated debt guarantees by MPC and Crowley. Our maximum exposure to loss at September 30, 2017 was $493 million, which includes our equity method investment in Crowley Coastal Partners and the debt guarantees provided to each of the lenders to Crowley Blue Water Partners and Crowley Ocean Partners. We are not the primary beneficiary of this VIE because we do not have the power to control the activities that significantly influence the economic outcomes of the entity and, therefore, do not consolidate the entity.
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
As of September 30, 2017, MarkWest had a 56 percent ownership interest in MarkWest Utica EMG. MarkWest Utica EMG's inability to fund its planned activities without subordinated financial support qualify it as a VIE. Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. We account for our ownership interest in MarkWest Utica EMG as an equity method investment. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating MarkWest Utica EMG. Our maximum exposure to loss as a result of our involvement with MarkWest Utica EMG includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in MarkWest Utica EMG at September 30, 2017 was $2.2 billion.
Ohio Gathering
Ohio Gathering Company, L.L.C. (“Ohio Gathering”) is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of September 30, 2017, we had a 34 percent indirect ownership interest in Ohio Gathering. As this entity is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating Ohio Gathering.
Sherwood Midstream
As described in Note 4, MarkWest and Antero Midstream formed a joint venture, Sherwood Midstream, to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. As of September 30, 2017, MarkWest had a 50 percent ownership interest in Sherwood Midstream. Sherwood Midstream’s inability to fund its planned activities without additional subordinated financial support qualify it as a VIE. MarkWest is not deemed to be the primary beneficiary, due to Antero Midstream’s voting rights on significant matters. We account for our ownership interest in Sherwood Midstream using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream at September 30, 2017 was $220 million.

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
Sherwood Midstream Holdings
As described in Note 4, MarkWest and Sherwood Midstream entered into a joint venture, Sherwood Midstream Holdings, for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MarkWest. MarkWest had an initial 79 percent direct ownership in Sherwood Midstream Holdings, in addition to a 10.5 percent indirect interest through its ownership in Sherwood Midstream. Sherwood Midstream Holdings’ inability to fund its operations without additional subordinated financial support qualify it as a VIE. We account for our ownership interest in Sherwood Midstream Holdings using the equity method of accounting as Sherwood Midstream is considered to be the general partner and controls all decisions related to Sherwood Midstream Holdings. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream Holdings includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream Holdings at September 30, 2017 was $163 million.
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

•
Illinois Extension Pipeline Company, L.L.C. (“Illinois Extension Pipeline”), in which we have a 35 percent noncontrolling interest. Illinois Extension Pipeline owns and operates the Southern Access Extension (“SAX”) crude oil pipeline.

•	LOCAP, in which we have a 59 percent noncontrolling interest. LOCAP owns and operates a crude oil pipeline.

•	LOOP, in which we have a 51 percent noncontrolling interest. LOOP owns and operates the only U.S. deepwater crude oil port.

•	MarkWest Utica EMG, in which we have a 56 percent noncontrolling interest. MarkWest Utica EMG is engaged in natural gas processing and NGL fractionation, transportation and marketing in Ohio.

•
Ohio Gathering, in which we have a 34 percent indirect noncontrolling interest. Ohio Gathering is a subsidiary of MarkWest Utica EMG providing natural gas gathering service in the Utica Shale region of eastern Ohio.

•	PFJ Southeast, in which we have a 29 percent noncontrolling interest. PFJ Southeast owns and operates travel plazas primarily in the Southeast region of the United States.

•	Sherwood Midstream, in which we have a 50 percent noncontrolling interest. Sherwood Midstream supports the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia.

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

•	Other equity method investees.

We believe that transactions with related parties were conducted on terms comparable to those with unaffiliated parties.

Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
PFJ Southeast	$155	$—	$451	$—
Other equity method investees	2	2	7	5
Total	$157	$2	$458	$5
Sales to related parties consists primarily of sales of refined products.
Other income from related parties, which is included in “Other income” on the accompanying consolidated statements of income, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
MarkWest Utica EMG	$5	$5	$13	$12
Ohio Gathering	4	5	12	12
Other equity method investees	4	2	14	7
Total	$13	$12	$39	$31
Other income from related parties consists primarily of fees received for operating transportation assets for our related parties.
Purchases from related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Crowley Blue Water Partners	$16	$16	$44	$22
Crowley Ocean Partners	20	15	59	32
Explorer	7	4	7	12
Illinois Extension Pipeline	26	27	75	82
LOCAP	6	6	17	18
LOOP	14	14	53	42
TAAE	22	9	53	29
TACE	9	10	34	39
TAME	20	23	58	67
Other equity method investees	8	4	20	16
Total	$148	$128	$420	$359
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

Receivables from related parties, which are included in “Receivables, less allowance for doubtful accounts” on the accompanying consolidated balance sheets, were as follows:

(In millions)	September 30, 2017	December 31, 2016
MarkWest Utica EMG	$2	$2
Ohio Gathering	2	2
PFJ Southeast	32	40
Other equity method investees	4	1
Total	$40	$45
The long-term receivable, which is included in “Other noncurrent assets” on the accompanying consolidated balance sheet, was $1 million at September 30, 2017 and $1 million at December 31, 2016.
Payables to related parties, which are included in “Accounts payable” on the accompanying consolidated balance sheets, were as follows:

(In millions)	September 30, 2017	December 31, 2016
Illinois Extension Pipeline	$9	$9
LOCAP	2	2
LOOP	5	6
MarkWest Utica EMG	30	24
TAAE	2	2
TACE	1	4
TAME	2	4
Other equity method investees	13	2
Total	$64	$53

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$903	$145	$1,416	$947
Income allocated to participating securities	—	—	1	1
Income available to common stockholders – basic	$903	$145	$1,415	$946
Weighted average common shares outstanding	504	527	514	528
Basic earnings per share	$1.79	$0.28	$2.75	$1.79
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$903	$145	$1,416	$947
Income allocated to participating securities	—	—	1	1
Income available to common stockholders – diluted	$903	$145	$1,415	$946
Weighted average common shares outstanding	504	527	514	528
Effect of dilutive securities	4	3	4	3
Weighted average common shares, including dilutive effect	508	530	518	531
Diluted earnings per share	$1.77	$0.27	$2.73	$1.78

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Shares issued under stock-based compensation plans	1	3	1	3
8. Equity
On May 31, 2017, our board of directors approved an additional $3.0 billion share repurchase authorization. This authorization is in addition to its previous authorization, both of which have no expiration date.
As of September 30, 2017, we had $3.94 billion of remaining share repurchase authorization from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be affected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Number of shares repurchased	8	1	31	4
Cash paid for shares repurchased	$452	$51	$1,622	$177
Effective average cost per delivered share	$53.85	$42.76	$52.16	$41.14
As of September 30, 2017, we had agreements to acquire 985,400 common shares for $55 million, which were settled in early October 2017.

9. Segment Information
In the first quarter of 2017, we revised our segment reporting in connection with the contribution of certain terminal, pipeline and storage assets to MPLX. The operating results for these assets are now reported in our Midstream segment. Previously, they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised presentation. The results for the pipeline and storage assets were recast effective January 1, 2015, and the results for the terminal assets were recast effective April 1, 2016. Prior to these dates, these assets were not considered businesses and, therefore, there are no financial results from which to recast segment results.
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

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended September 30, 2017
Revenues:
Third party	$13,573	$4,895	$585	$19,053
Intersegment(a)	2,904	1	369	3,274
Related party	155	2	—	157
Segment revenues	$16,632	$4,898	$954	$22,484
Segment income from operations(b)	$1,097	$209	$355	$1,661
Income from equity method investments	6	20	57	83
Depreciation and amortization(c)	266	68	169	503
Capital expenditures and investments(d)	198	108	453	759

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended September 30, 2016
Revenues:
Third party	$11,284	$4,848	$484	$16,616
Intersegment(a)	2,798	1	346	3,145
Related party	2	—	—	2
Segment revenues	$14,084	$4,849	$830	$19,763
Segment income from operations(b)	$252	$209	$310	$771
Income from equity method investments(c)	8	—	51	59
Depreciation and amortization(c)	267	71	155	493
Capital expenditures and investments(d)	251	71	410	732

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Nine Months Ended September 30, 2017
Revenues:
Third party	$37,485	$14,070	$1,665	$53,220
Intersegment(a)	8,302	3	1,076	9,381
Related party	452	6	—	458
Segment revenues	$46,239	$14,079	$2,741	$63,059
Segment income from operations(b)	$1,589	$583	$996	$3,168
Income from equity method investments	10	54	139	203
Depreciation and amortization(c)	805	197	528	1,530
Capital expenditures and investments(d)(e)	570	221	2,017	2,808

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Nine Months Ended September 30, 2016
Revenues:
Third party	$31,192	$13,663	$1,324	$46,179
Intersegment(a)	7,872	2	911	8,785
Related party	5	—	—	5
Segment revenues	$39,069	$13,665	$2,235	$54,969
Segment income from operations(b)(f)	$1,191	$569	$752	$2,512
Income from equity method investments(c)	10	—	110	120
Depreciation and amortization(c)	801	203	448	1,452
Capital expenditures and investments(d)	756	191	1,179	2,126

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(c)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(d)	Capital expenditures include changes in capital accruals, acquisitions (including any goodwill) and investments in affiliates.

(e)
The Midstream segment includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system for the nine months ended September 30, 2017.

(f)	The Refining & Marketing and Speedway segments include inventory LCM benefits of $345 million and $25 million, respectively, for the nine months ended September 30, 2016.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Segment income from operations	$1,661	$771	$3,168	$2,512
Items not allocated to segments:
Corporate and other unallocated items(a)	(86)	(65)	(251)	(194)
Pension settlement expenses	(1)	(4)	(2)	(7)
Litigation(b)	—	—	(86)	—
Impairments(c)	2	(267)	21	(486)
Net interest and other financial income (costs)	(157)	(141)	(465)	(420)
Income before income taxes	$1,419	$294	$2,385	$1,405

(a)
Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	See Note 21 for further information on litigation matters.

(c)	2017 includes MPC’s share of gains related to the sale of assets remaining from the Sandpiper pipeline project. 2016 relates to impairments of goodwill and equity method investments.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Segment capital expenditures and investments	$759	$732	$2,808	$2,126
Less investments in equity method investees(a)	53	69	730	383
Plus items not allocated to segments:
Corporate and Other	19	14	53	59
Capitalized interest	13	15	39	47
Total capital expenditures(b)	$738	$692	$2,170	$1,849

(a)
The nine months ended September 30, 2017 includes an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system. The nine months ended September 30, 2016 includes an adjustment of $143 million to the fair value of equity method investments acquired in connection with the MarkWest Merger.

(b)
Capital expenditures include changes in capital accruals. See Note 17 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

10. Other Items
Net interest and other financial income (costs) was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Interest income	$7	$3	$16	$5
Interest expense	(172)	(153)	(508)	(455)
Interest capitalized	14	15	47	47
Other financial costs	(6)	(6)	(20)	(17)
Net interest and other financial income (costs)	$(157)	$(141)	$(465)	$(420)

11. Income Taxes
The combined federal, state and foreign income tax rate was 29 percent and 26 percent for the three months ended September 30, 2017 and 2016, respectively, and 30 percent and 34 percent for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was less than the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests, the domestic manufacturing deduction and equity compensation offset by state and local tax expense. The effective tax rate for the three months ended September 30, 2016 varies from the U.S. statutory rate of 35 percent primarily due to the effects of a lower forecasted annual effective tax rate as compared to the forecasted rate used for the first six months of 2016. The effective tax rate for the nine months ended September 30, 2016 is slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to the net income attributable to noncontrolling interests (including their proportional share of the goodwill impairment charge recorded by MPLX), the domestic manufacturing deduction and state and local tax expense.
We are continuously undergoing examination of our income tax returns, which have been completed through the 2007 tax year for state returns and the 2009 tax year for our U.S. federal return. As of September 30, 2017, we had $19 million of unrecognized tax benefits.
Prior to its spin-off on June 30, 2011, Marathon Petroleum Corporation was included in the Marathon Oil Corporation (“Marathon Oil”) federal income tax returns for all applicable years. During the third quarter 2017, Marathon Oil received a notice of Final Partnership Administrative Adjustment (“FPAA”) from the IRS for taxable year 2010, relating to certain partnership transactions. Marathon Oil intends to file a U.S. Tax Court petition disputing these adjustments during the fourth quarter of 2017. We received an FPAA for taxable years 2011-2014 for items resulting from the Marathon Oil IRS dispute discussed above. We intend to file a U.S. Tax Court petition in the fourth quarter of 2017 for tax years 2011-2014 to dispute these corollary adjustments. We continue to believe that the issue in dispute is more likely than not to be fully sustained and therefore, no liability has been accrued for this matter.
Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 21 for indemnification information.
12. Inventories

(In millions)	September 30, 2017	December 31, 2016
Crude oil and refinery feedstocks	$2,147	$2,208
Refined products	2,706	2,810
Materials and supplies	486	485
Merchandise	154	153
Total	$5,493	$5,656
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. There were no liquidations of LIFO inventories for the nine months ended September 30, 2017.

13. Property, Plant and Equipment

(In millions)	September 30, 2017	December 31, 2016(a)
Refining & Marketing	$19,174	$18,590
Speedway	5,233	5,078
Midstream	14,489	13,521
Corporate and Other	822	817
Total	39,718	38,006
Less accumulated depreciation	13,682	12,241
Property, plant and equipment, net	$26,036	$25,765

(a)	Prior period balances have been recast in connection with the March 1, 2017 contribution of assets to MPLX. See Note 1 for additional information.
14. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2017
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$257	$—	$—	$(257)	$—	$22
Other assets	3	—	—	N/A	3	—
Total assets at fair value	$260	$—	$—	$(257)	$3	$22

Commodity derivative instruments, liabilities(c)	$296	$—	$5	$(296)	$5	$—
Embedded derivatives in commodity contracts(c)	—	—	52	—	52	—
Total liabilities at fair value	$296	$—	$57	$(296)	$57	$—

	December 31, 2016
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$688	$—	$—	$(688)	$—	$126
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$690	$—	$—	$(688)	$2	$126

Commodity derivative instruments, liabilities	$712	$—	$6	$(712)	$6	$—
Embedded derivatives in commodity contracts(c)	—	—	54	—	54	—
Contingent consideration, liability(d)	—	—	130	N/A	130	—
Total liabilities at fair value	$712	$—	$190	$(712)	$190	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2017, cash collateral of $39 million was netted with the mark-to-market derivative liabilities. As of December 31, 2016, $24 million was netted with mark-to-market derivative liabilities.

(b)	We have no derivative contracts that are subject to master netting arrangements reflected gross on the balance sheet.

(c)	Level 3 includes $15 million and $13 million classified as current at September 30, 2017 and December 31, 2016, respectively.

(d)	Includes $130 million classified as current at December 31, 2016.
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
Level 3 instruments include OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.27 to $1.22 per gallon and (2) the probability of renewal of 50 percent for the first five-year term and 75 percent for the second five-year term of the gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another. Increases or decreases in forward NGL prices result in an increase or decrease in the fair value of the embedded derivative. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.
The contingent consideration represents the fair value of the remaining amount we expected to pay to BP related to the earnout provision associated with our 2013 acquisition of BP’s refinery in Texas City, Texas and related logistics and marketing assets. The fair value of the remaining contingent consideration as of December 31, 2016 was estimated using an income approach and was therefore a Level 3 liability. The fair value calculation used significant unobservable inputs including: (1) an estimate of forecasted monthly refinery throughput volumes; (2) an internal and external monthly crack spread forecast; and (3) a range of risk-adjusted discount rates. The fair value of the contingent consideration liability was reassessed each quarter, with changes in fair value recorded in cost of revenues. The balance of $131 million was paid on April 12, 2017. On the consolidated statements of cash flows for the nine months ended September 30, 2017, $89 million of the contingent earnout payment is included as a financing activity with the remainder included as an operating activity.

The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Beginning balance	$41	$171	$190	$342
Contingent consideration payment	—	—	(131)	(200)
Unrealized and realized losses included in net income	22	6	8	33
Settlements of derivative instruments	(6)	(1)	(10)	1
Ending balance	$57	$176	$57	$176

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the end of period:
Derivative instruments	$17	$4	$8	$19
Contingent consideration agreement	—	2	1	11
Total	$17	$6	$9	$30

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at September 30, 2017 and December 31, 2016, excluding the derivative financial instruments and contingent consideration reported above.

	September 30, 2017		December 31, 2016
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$25	$2	$25	$2
Other	25	25	21	21
Total financial assets	$50	$27	$46	$23
Financial liabilities:
Long-term debt(a)	$13,690	$12,544	$10,892	$10,297
Deferred credits and other liabilities	121	107	121	109
Total financial liabilities	$13,811	$12,651	$11,013	$10,406

(a)	Excludes capital leases and debt issuance costs; however, includes amount classified as debt due within one year.
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
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of September 30, 2017 and December 31, 2016:

(In millions)	September 30, 2017
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$257	$296
Other current liabilities(a)	—	15
Deferred credits and other liabilities(a)	—	42

(In millions)	December 31, 2016
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$688	$712
Other current liabilities(a)	—	13
Deferred credits and other liabilities(a)	—	47

(a)	Includes embedded derivatives.
The tables below summarize open commodity derivative contracts for crude oil and refined products as of September 30, 2017.

	Position	Total Barrels (In thousands)
Crude Oil(a)
Exchange-traded	Long	33,043
Exchange-traded	Short	(34,428)

(a )	94 percent of the exchange-traded contracts expire in the fourth quarter of 2017.

	Position	Total Gallons (In thousands)
Refined Products(a)
Exchange-traded	Long	316,764
Exchange-traded	Short	(227,388)
OTC	Short	(33,388)

(a )	100 percent of the exchange-traded contracts expire in the fourth quarter of 2017.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)		Gain (Loss)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2017	2016	2017	2016
Sales and other operating revenues	$(10)	$(3)	$8	$(4)
Cost of revenues	1	(20)	(30)	(91)
Total	$(9)	$(23)	$(22)	$(95)

16. Debt
Our outstanding borrowings at September 30, 2017 and December 31, 2016 consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Marathon Petroleum Corporation:
Commercial paper	$—	$—
364-day bank revolving credit facility due July 2018	—	—
Trade receivables securitization facility due July 2019	—	—
Bank revolving credit facility due 2022	—	—
Term loan agreement due 2019	—	200
Senior notes, 2.700% due December 2018	600	600
Senior notes, 3.400% due December 2020	650	650
Senior notes, 5.125% due March 2021	1,000	1,000
Senior notes, 3.625%, due September 2024	750	750
Senior notes, 6.500%, due March 2041	1,250	1,250
Senior notes, 4.750%, due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 5.000%, due September 2054	400	400
MPLX LP:
MPLX term loan facility due 2019	—	250
MPLX bank revolving credit facility due 2022	420	—
MPLX senior notes, 5.500%, due February 2023	710	710
MPLX senior notes, 4.500%, due July 2023	989	989
MPLX senior notes, 4.875%, due December 2024	1,149	1,149
MPLX senior notes, 4.000%, due February 2025	500	500
MPLX senior notes, 4.875%, due June 2025	1,189	1,189
MarkWest senior notes, 4.500% - 5.500%, due 2023 - 2025	63	63
MPLX senior notes, 4.125%, due March 2027	1,250	—
MPLX senior notes, 5.200%, due March 2047	1,000	—
Capital lease obligations due 2017-2028	299	319
Total	13,269	11,069
Unamortized debt issuance costs	(61)	(44)
Unamortized discount(a)	(426)	(453)
Amounts due within one year	(29)	(28)
Total long-term debt due after one year	$12,753	$10,544

(a)
Includes $386 million and $420 million of unamortized discount as of September 30, 2017 and December 31, 2016, respectively, related to the difference between the fair value and the principal amount of assumed MarkWest debt.

During the nine months ended September 30, 2017, we borrowed and repaid $300 million under the commercial paper program. At September 30, 2017, we had no amounts outstanding under the commercial paper program.
At September 30, 2017, we had no amounts outstanding under our trade receivables securitization facility.
MPC Bank Revolving Credit Facilities
On July 21, 2017, we entered into credit agreements with a syndicate of lenders to replace MPC’s previous $2.5 billion four-year bank revolving credit facility and $1 billion 364-day revolving credit facility. The new credit agreements provide for a $2.5 billion five-year bank revolving credit facility that expires in July 2022 and a $1 billion 364-day bank revolving credit facility that expires in July 2018. The financial covenants and the interest rate terms contained in the new credit agreements are substantially the same as those contained in the previous bank revolving credit facilities.

There were no borrowings or letters of credit outstanding under the MPC bank revolving credit facility at September 30, 2017.
MPC Term Loan Agreement
On March 31, 2017, we repaid the remaining $200 million outstanding under the MPC term loan agreement with available cash on hand. Under the provisions of the MPC term loan agreement, the loan may be prepaid in whole or in part without premium or penalty. The maturity date of the MPC term loan agreement was September 24, 2019.
MPLX Credit Agreement
On July 21, 2017, MPLX entered into a credit agreement to replace its previous $2 billion five-year bank revolving credit facility with a $2.25 billion five-year bank revolving credit facility that expires in July 2022. The financial covenants and the interest rate terms contained in the new credit agreement are substantially the same as those contained in the previous bank revolving credit facility.
Additionally, on July 19, 2017, MPLX prepaid the entire outstanding principal amount of its $250 million term loan with cash on hand.
During the nine months ended September 30, 2017, MPLX borrowed $420 million under the MPLX bank revolving credit facility, at an average interest rate of 2.7 percent, and made no repayments. At September 30, 2017, MPLX had $420 million outstanding borrowings and $3 million letters of credit outstanding under the MPLX bank revolving credit facility, resulting in total availability of $1.83 billion.
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
17. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2017	2016
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$446	$400
Net income taxes paid to (refunded from) taxing authorities	383	28
Non-cash investing and financing activities:
Contribution of assets to joint venture(a)	337	—

(a)	MarkWest’s contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings. See Note 4.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2017	2016
Additions to property, plant and equipment per consolidated statements of cash flows	$1,928	$2,147
Asset retirement expenditures	1	4
Decrease in capital accruals	(9)	(169)
Total capital expenditures before acquisitions	1,920	1,982
Acquisitions(a)	250	(133)
Total capital expenditures	$2,170	$1,849

(a)
The nine months ended September 30, 2017 reflects primarily the acquisition of the Ozark pipeline. The nine months ended September 30, 2016 reflects adjustments to the fair values of the property, plant and equipment, intangibles and goodwill acquired in connection with the MarkWest Merger.

18. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2015	$(255)	$(70)	$4	$3	$(318)
Other comprehensive income (loss) before reclassifications	(8)	1	—	—	(7)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(35)	(2)	—	—	(37)
– actuarial loss(a)	28	1	—	—	29
– settlement loss(a)	7	—	—	—	7
Other(b)	—	—	—	(1)	(1)
Tax effect	—	—	—	—	—
Other comprehensive income (loss)	(8)	—	—	(1)	(9)
Balance as of September 30, 2016	$(263)	$(70)	$4	$2	$(327)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2016	$(233)	$(7)	$4	$2	$(234)
Other comprehensive income (loss) before reclassifications	(2)	—	—	—	(2)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(29)	(2)	—	—	(31)
– actuarial loss/(gain)(a)	27	(1)	—	—	26
– settlement loss(a)	2	—	—	—	2
Other(b)	—	—	—	(2)	(2)
Tax effect	—	1	—	1	2
Other comprehensive income (loss)	(2)	(2)	—	(1)	(5)
Balance as of September 30, 2017	$(235)	$(9)	$4	$1	$(239)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 19.

(b)	This amount was reclassified out of accumulated other comprehensive loss and is included in selling, general and administrative on the consolidated statements of income.

19. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$33	$29	$6	$8
Interest cost	19	18	8	9
Expected return on plan assets	(25)	(24)	—	—
Amortization – prior service credit	(10)	(12)	—	(1)
– actuarial loss	9	10	—	—
– settlement loss	1	4	—	—
Net periodic benefit cost	$27	$25	$14	$16

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$99	$86	$19	$24
Interest cost	56	55	23	26
Expected return on plan assets	(75)	(73)	—	—
Amortization – prior service credit	(29)	(35)	(2)	(2)
– actuarial loss/(gain)	27	28	(1)	1
– settlement loss	2	7	—	—
Net periodic benefit cost	$80	$68	$39	$49
During the nine months ended September 30, 2017, we chose to make a $120 million voluntary contribution to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $7 million and $23 million, respectively, during the nine months ended September 30, 2017.
20. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	9,531,440	$28.93
Granted	1,214,112	50.57
Exercised	(1,356,217)	21.89
Forfeited, canceled or expired	(78,386)	41.97
Outstanding at September 30, 2017	9,310,949	32.66
The grant date fair value of stock option awards granted during the nine months ended September 30, 2017 was $13.42 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the nine months ended September 30, 2017:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,250,343	$41.51	361,117	$28.26
Granted	574,602	50.20	28,573	51.94
RS’s Vested/RSU’s Issued	(522,454)	42.48	(79,635)	24.54
Forfeited	(83,806)	44.29	(13,750)	50.20
Outstanding at September 30, 2017	1,218,685	45.00	296,305	30.52
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the nine months ended September 30, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	6,255,178	$0.78
Granted	2,584,750	0.92
Exercised	(1,854,728)	0.85
Canceled	(99,658)	0.78
Outstanding at September 30, 2017	6,885,542	0.81
The performance unit awards granted during the nine months ended September 30, 2017 have a grant date fair value of $0.92 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the nine months ended September 30, 2017, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.
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
At September 30, 2017 and December 31, 2016, accrued liabilities for remediation totaled $117 million and $132 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $45 million and $58 million at September 30, 2017 and December 31, 2016, respectively.

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
MarkWest Liberty Midstream continues to discuss with the EPA and the State of Pennsylvania civil enforcement allegations associated with permitting or other related regulatory obligations for its launcher/receiver and compressor station facilities in the region. In connection with these discussions, MarkWest Liberty Midstream received an initial proposal from the EPA to settle all civil claims associated with this matter for the combination of a proposed cash penalty of approximately $2.4 million and proposed supplemental environmental projects with an estimated cost of approximately $3.6 million. MarkWest Liberty Midstream has submitted a response asserting that this action involves novel issues surrounding primarily minor source emissions from facilities that the agencies themselves considered de minimis and were not the subject of regulation and consequently that the settlement proposal is excessive. In connection with these negotiations, MarkWest Liberty Midstream has received a revised settlement proposal from the EPA which proposes to lower the proposed cash penalty to approximately $1.2 million and the estimated cost of proposed supplemental environmental projects to an estimated cost of approximately $1.6 million. MarkWest Liberty Midstream will continue to negotiate with the EPA regarding the amount and scope of the proposed settlement.
Other Lawsuits—On August 1, 2017, we entered into binding settlement agreements with the plaintiffs and co-defendants to settle four lawsuits brought forth by the plaintiffs alleging personal injuries from a fire that occurred at our Galveston Bay refinery on January 11, 2016. The other co-defendants in this litigation were contractors that were engaged by us to provide services at our Galveston Bay refinery. We recorded a liability for our losses under the settlement agreements which resulted in a charge of $86 million in the second quarter of 2017. We are vigorously pursuing recovery of such losses, as well as defense costs, through indemnification from a significant contractor who is not party to the settlement agreements.
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
Guarantees related to indebtedness of equity method investees—MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $160 million as of September 30, 2017.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $22 million as of September 30, 2017.
In connection with our 50 percent indirect interest in Crowley Ocean Partners, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of September 30, 2017, our maximum potential undiscounted payments under this agreement for debt principal totaled $163 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. The maximum exposure under these arrangements is 50 percent of the amount of the debt, which was $139 million as of September 30, 2017.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of September 30, 2017, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $93 million as of September 30, 2017, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.

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
Contractual commitments and contingencies—At September 30, 2017, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $694 million.
Certain natural gas processing and gathering arrangements require us to construct natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producer customers may have the right to cancel the processing arrangements with us if there are significant delays that are not due to force majeure. As of September 30, 2017, management does not believe there are any indications that we will not be able to meet the construction milestones, that force majeure does not apply, or that such fees and charges will otherwise be triggered.

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
We have two strong retail brands: Speedway® and Marathon®. We believe that Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,730 convenience stores in 21 states throughout the Midwest, East Coast and Southeast. The Marathon brand is an established motor fuel brand in the Midwest and Southeast regions of the United States, and is available through approximately 5,600 retail outlets operated by independent entrepreneurs in 20 states and the District of Columbia.
Through our ownership interests in MPLX and its wholly-owned subsidiary, MarkWest, we believe we are one of the largest processors of natural gas in the United States, the largest processor and fractionator in the Marcellus and Utica shale regions and we distribute refined products through one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. Our assets include approximately 5.9 bcf/d of gathering capacity, 7.8 bcf/d of natural gas processing capacity and 570 mbpd of fractionation capacity. We own, lease or have ownership interests in approximately 10,800 miles of crude oil and refined product pipelines, an inland marine business and one of the largest light product terminal operations in the United States to deliver crude oil to our refineries and other locations and refined products from our refineries to wholesale and retail market areas.
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

Strategic Actions to Enhance Shareholder Value
On January 3, 2017, we announced plans to significantly accelerate the dropdown of assets with an estimated $1.4 billion of MLP-eligible annual EBITDA to MPLX, subject to requisite approvals and regulatory clearances, including tax clearance, and market and other conditions. We expect these dropdowns to be valued consistent with recent industry precedent valuation multiples ranging between 7.0x and 9.0x EBITDA, subject to the MPLX conflicts committee review process and receipt of customary fairness opinions. We also expect MPLX to finance the dropdown transactions in the aggregate with debt and equity in approximately equal proportions. The equity financing is expected to be funded through MPLX common units issued to us. In conjunction with the closing of the dropdowns, we also expect to exchange our economic interests in the general partner of MPLX, including IDRs, for newly issued MPLX common units. These actions are designed to unlock the value inherent in our midstream platform and to provide an ongoing return of capital to shareholders in a manner consistent with maintaining an investment-grade credit profile. See “MPLX LP - Dropdowns to MPLX” for information on the first two of these dropdowns, which were completed on March 1, 2017 and September 1, 2017, and the remaining identified dropdown assets, with projected annual EBITDA of approximately $1 billion, which have been offered to MPLX.
Our January 3, 2017 announcement included conducting a full and thorough review of Speedway to ensure optimum value is being delivered to shareholders over the long term. On September 5, 2017, we announced that our board of directors, based on a recommendation from its independent special committee, determined that maintaining Speedway as a fully integrated business with MPC provides the best opportunity for enhancing long-term shareholder value. Key factors in the board of directors’ decision to maintain Speedway as an integrated business within MPC included substantial integration synergies, support of MPC’s investment grade credit profile and ability to return capital to shareholders and the strong value of cash flow diversification.
Executive Summary
Results
Select results for the three and nine months ended September 30, 2017 and 2016 are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Refining & Marketing	$1,097	$252	$1,589	$1,191
Speedway	209	209	583	569
Midstream	355	310	996	752
Items not allocated to segments	(85)	(336)	$(318)	$(687)
Income from operations	$1,576	$435	$2,850	$1,825
Net income attributable to MPC	$903	$145	$1,416	$947
Net income attributable to MPC per diluted share	$1.77	$0.27	$2.73	$1.78
Net income attributable to MPC was $903 million, or $1.77 per diluted share, in the third quarter and $1.42 billion, or $2.73 per diluted share, in the first nine months of 2017 compared to $145 million, or $0.27 per diluted share, and $947 million, or $1.78 per diluted share, for the same periods of 2016.
Refining & Marketing segment income from operations increased $845 million in the third quarter and $398 million in the first nine months of 2017 compared to the same periods of 2016. The increase in the third quarter of 2017 as compared to 2016 was primarily a result of a $3.47 per barrel increase in gross margin. This favorable effect was due to significantly higher blended LLS-based crack spreads, partially offset by less favorable product price realizations as compared to spot market reference prices. The USGC and Chicago LLS blended 6-3-2-1 crack spread increased to $12.69 per barrel in the third quarter of 2017 from $8.08 per barrel in the third quarter of 2016, primarily due to an increase in the USGC crack spread. Refinery throughputs exceeded 2 million barrels per day in the third quarter of 2017 and crude oil capacity utilization was 102 percent for the third quarter of 2017 as compared to 100 percent for the third quarter of 2016. Segment results for the first nine months of 2016 included a non-cash benefit of $345 million related to the reversal of the Company’s LCM inventory valuation reserve. In the first nine months of 2017 as compared to 2016, excluding the LCM benefit, the favorable effect of higher blended LLS-based crack spreads was partially offset by less favorable product price realizations as compared to spot market reference prices. The USGC and Chicago LLS blended 6-3-2-1 crack spread increased to $9.87 per barrel in the first nine months of 2017 from $6.82 per barrel in the first nine months of 2016.
Speedway segment income from operations was comparable in the third quarter and increased $14 million in the first nine months of 2017 compared to the same periods of 2016. The third quarter of 2017 results reflect the benefits of Speedway’s new joint venture with Pilot Flying J and reduced operating expenses, offset by lower light product gross margin, primarily driven by lower sales volumes, and lower merchandise gross margin. Speedway’s light product margin was 17.72 cents per gallon in the third quarter of 2017 compared with 17.73 cents per gallon in the third quarter of 2016. Segment results for the first nine months of 2016 included a non-cash benefit of $25 million related to the reversal of the Company’s LCM inventory valuation reserve. In the first nine months of 2017 as compared to 2016, excluding the LCM benefit, the increase in segment income was primarily due to contributions from Speedway’s new joint venture with Pilot Flying J and reduced operating expenses, partially offset by the absence of a $24 million gain from the sale of a retail location in 2016 and lower light product gross margin, driven by lower volumes, and lower merchandise gross margin.
Midstream segment income from operations increased $45 million in the third quarter and $244 million in the first nine months of 2017 compared to the same periods of 2016. The increases were primarily due to higher natural gas gathering, processing and fractionation throughput volumes. The increase for the first nine months 2017 was also impacted by higher natural gas and NGL prices. Comparability of the Midstream segment's results to the first nine months of 2016 was also affected by the drop of certain terminal assets to MPLX during the first quarter of 2017. These assets were considered a business effective April 1, 2016 and the results of the light product terminals business are reflected in the Midstream segment from that date with an offsetting income from operations impact to the Refining & Marketing segment.
Items not allocated to segments includes an $86 million charge in the first nine months of 2017 to reflect binding settlement agreements with the plaintiffs and co-defendants to settle four lawsuits brought forth by the plaintiffs alleging personal injuries from a fire that occurred at our Galveston Bay refinery on January 11, 2016. The other co-defendants in this litigation were contractors that were engaged by us to provide services at our Galveston Bay refinery. We are vigorously pursuing recovery of such losses, as well as defense costs, through indemnification from a significant contractor who is not party to the settlement agreements. Items not allocated to segments in the third quarter and first nine months of 2017 also include a benefit of $2 million and $21 million, respectively, related to MPC’s share of gains from the sale of assets remaining from the canceled Sandpiper pipeline project. In the third quarter and the first nine months of 2016, unallocated items include impairment charges of $267 million and $356 million, respectively, related to equity method investments. The non-cash impairment charge in the third quarter of 2016 related to our equity investment in the Sandpiper pipeline project resulted from the indefinite deferral of this project. Impairment charges in the first nine months of 2016 also include $89 million related to an equity method investment held by MPLX and $130 million recorded by MPLX to impair a portion of the $2.21 billion of goodwill, as adjusted, recorded in connection with the MarkWest Merger.
MPLX LP
As of September 30, 2017, we owned a 30.4 percent interest in MPLX, including a two percent general partner interest.
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
Private Placement of Preferred Units
On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible Preferred Units (the “MPLX Preferred Units”) for a cash price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the MPLX Preferred Units were used by MPLX for capital expenditures, repayment of debt and general partnership purposes.

The MPLX Preferred Units rank senior to all MPLX common units with respect to distributions and rights upon liquidation. The holders of the MPLX Preferred Units are entitled to receive quarterly distributions equal to $0.528125 per unit commencing for the quarter ended June 30, 2016, with a prorated amount from the date of issuance. Following the second anniversary of the issuance of the MPLX Preferred Units, the holders of the MPLX Preferred Units will receive as a distribution the greater of $0.528125 per unit or the amount of per unit distributions paid to the holders of common units. The MPLX Preferred Units are convertible into MPLX common units on a one for one basis after three years, at the purchasers’ option, and after four years at MPLX’s option, subject to certain conditions.
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
Dropdowns to MPLX
On September 27, 2017, our board of directors authorized us to offer MPLX Fuels Distribution LLC and MPLX Refining Logistics LLC to MPLX in exchange for cash and MPLX limited and general partnership units. MPLX Fuels Distribution LLC is structured to provide a broad range of scheduling and marketing services as MPC’s sole and exclusive agent. MPLX Refining Logistics LLC contains the integrated tank farm assets that support MPC’s refining operations. These essential logistics assets include: approximately 56 million barrels of storage (crude, finished products and intermediates), 619 tanks, 32 rail and truck racks, 18 docks and gasoline blenders. This offer, which represents the remaining identified dropdown assets under our strategic actions with projected annual EBITDA of $1 billion, is currently under review by the conflicts committee of the board of directors of the general partner of MPLX. Further return of capital to shareholders is planned with the after-tax cash proceeds from these remaining dropdowns, consistent with maintaining an investment grade credit profile. Once the terms of the dropdown are finalized, MPC will immediately initiate the offer of its general partner economic interests in MPLX, including IDRs, to MPLX in exchange for newly issued MPLX common units in conjunction with the closing of the dropdown. This exchange will provide a clear valuation of MPC’s general partner interest and is expected to reduce MPLX’s cost of capital for the long term. The transactions are expected to close in the first quarter of 2018, subject to requisite approvals and market conditions.
On September 1, 2017, we contributed our joint-interest ownership in certain pipelines and storage facilities to MPLX in exchange for total consideration of $1.05 billion. This consideration consisted of MPLX equity and $420 million in cash. We received approximately 19 million MPLX common units and 378 thousand general partner units from MPLX, which was determined by dividing $630 million by the volume weighted average NYSE price of MPLX common units for the 10 trading days preceding the closing date, pursuant to a Membership Interests Contributions Agreement. We also agreed to waive two-thirds of the third quarter 2017 common unit distributions, IDRs and general partner distributions with respect to the common units issued in this transaction. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
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
During the nine months ended September 30, 2017, MPLX issued an aggregate of 14 million common units under the ATM Program, generating net proceeds of approximately $473 million. As of September 30, 2017, $1.74 billion of MPLX common units remains available for issuance through the ATM Program under the Distribution Agreement.
Distributions from MPLX
The following table summarizes the cash distributions we received from MPLX during the first nine months of 2017 and 2016.

	Nine Months Ended September 30,
(In millions)	2017	2016
Cash distributions received from MPLX:
General partner distributions, including IDRs	$205	$134
Limited partner distributions	143	99
Total	$348	$233
The market value of the 118.1 million MPLX common units we owned at September 30, 2017 was $4.13 billion based on the September 29, 2017 closing unit price of $35.01. We also believe there is substantial value attributable to our two percent general partner interest, including the IDRs.
On October 25, 2017, MPLX declared a quarterly cash distribution of $0.5875 per common unit payable on November 14, 2017. As a result, MPLX will make distributions totaling $320 million to its limited and general partners. MPC’s portion of these distributions is approximately $150 million.
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
In the fourth quarter of 2016, Speedway and Pilot Flying J finalized the formation of a joint venture originally consisting of travel plazas, primarily in the Southeast region of the United States. The new entity, PFJ Southeast, originally consisted of 41 existing locations contributed by Speedway and 82 locations contributed by Pilot Flying J, all of which carry either the Pilot or Flying J brand and are operated by Pilot Flying J. Our non-cash contribution was $273 million based on the book value of the assets we contributed to the joint venture.
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
Since January 1, 2012, our board of directors has approved $13.0 billion in total share repurchase authorizations and we have repurchased a total of $9.06 billion of our common stock, leaving $3.94 billion available for repurchases. During the nine months ended September 30, 2017, we acquired 31 million common shares at an average cost per share of $52.16 under these authorizations. See Note 8 to the unaudited consolidated financial statements.

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
Liquidity
As of September 30, 2017, we had cash and cash equivalents of $2.09 billion, excluding MPLX's cash and cash equivalents, $3.5 billion of unused bank revolving credit facilities and full availability under our $750 million trade receivables facility. As of September 30, 2017, we do not have any commercial paper borrowings outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of September 30, 2017, MPLX had cash and cash equivalents of $3 million and approximately $1.8 billion available through its bank revolving credit facility and $298 million available through its $500 million credit facility with MPC.
On July 21, 2017, we entered into credit agreements with a syndicate of lenders to replace MPC’s previous $2.5 billion four-year bank revolving credit facility and $1 billion 364-day revolving credit facility. The new credit agreements provide for a $2.5 billion five-year bank revolving credit facility that expires in July 2022 and a $1 billion 364-day bank revolving credit facility that expires in July 2018. In addition, on July 21, 2017, MPLX entered into a credit agreement to replace its previous $2 billion five-year bank revolving credit facility with a $2.25 billion five-year bank revolving credit facility that expires in July 2022. The financial covenants and the interest rate terms contained in the new credit agreements are substantially the same as those contained in the previous bank revolving credit facilities.
The above discussion contains forward-looking statements with respect to the announced strategic initiatives to enhance shareholder value, the ATM Program and our share repurchase authorizations. Factors that could affect our strategic initiatives include, but are not limited to, the time, costs and ability to obtain regulatory or other approvals and consents and otherwise consummate the strategic initiatives; the satisfaction or waiver of conditions in the agreements governing the strategic initiatives; our ability to achieve the strategic and other objectives related to the strategic initiatives; the impact of adverse market conditions affecting MPC’s and MPLX’s midstream businesses; adverse changes in laws including with respect to tax and regulatory matters; inability to agree with the MPLX conflicts committee with respect to the timing of and value attributed to assets identified for dropdown and/or the general partner economic interests. Factors that could affect the ATM program and the timing of any issuances under the ATM Program include, but are not limited to, market conditions, availability of liquidity and the market prices of MPLX common units. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, our ability to generate sufficient income and cash flow to effect the intended share repurchases, including within the expected timeframe, our ability to manage disruption in credit markets or changes to our credit rating, business conditions, availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Results of Operations
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2017	2016	Variance	2017	2016	Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$19,053	$16,616	$2,437	$53,220	$46,179	$7,041
Sales to related parties	157	2	$155	458	5	$453
Income (loss) from equity method investments	84	(208)	292	224	(236)	460
Net gain on disposal of assets	—	1	(1)	12	26	(14)
Other income	92	49	43	219	106	113
Total revenues and other income	19,386	16,460	2,926	54,133	46,080	8,053
Costs and expenses:
Cost of revenues (excludes items below)	14,605	12,944	1,661	41,913	35,475	6,438
Purchases from related parties	148	128	20	420	359	61
Inventory market valuation adjustment	—	—	—	—	(370)	370
Consumer excise taxes	2,012	1,914	98	5,751	5,633	118
Impairment expense	—	—	—	—	130	(130)
Depreciation and amortization	517	507	10	1,574	1,497	77
Selling, general and administrative expenses	412	420	(8)	1,286	1,199	87
Other taxes	116	112	4	339	332	7
Total costs and expenses	17,810	16,025	1,785	51,283	44,255	7,028
Income from operations	1,576	435	1,141	2,850	1,825	1,025
Net interest and other financial income (costs)	(157)	(141)	(16)	(465)	(420)	(45)
Income before income taxes	1,419	294	1,125	2,385	1,405	980
Provision for income taxes	415	75	340	706	481	225
Net income	1,004	219	785	1,679	924	755
Less net income (loss) attributable to:
Redeemable noncontrolling interest	16	16	—	49	25	24
Noncontrolling interests	85	58	27	214	(48)	262
Net income attributable to MPC	$903	$145	$758	$1,416	$947	$469

Net income attributable to MPC increased $758 million in the third quarter and $469 million in the first nine months of 2017 compared to the same periods of 2016 primarily due to increases in income from operations for our Refining & Marketing and Midstream segments. Income from operations for the first nine months of 2016 includes a non-cash benefit of $370 million related to the reversal of the Company’s LCM inventory valuation reserve. Items not allocated to segments includes impairment charges of $267 million in the third quarter and $356 million in the first nine months of 2016 related to equity method investments. Items not allocated to segments for the first nine months of 2016 also includes $130 million recorded by MPLX to impair a portion of the $2.21 billion of goodwill, as adjusted, recorded in connection with the MarkWest Merger. See Segment Results for additional information.
Sales and other operating revenues (including consumer excise taxes) increased $2.44 billion in the third quarter and $7.04 billion in the first nine months of 2017 compared to the same periods of 2016. The increases were primarily due to higher average refined product sales prices, which increased $0.21 per gallon and $0.25 per gallon, respectively, and an increase in refined product sales volumes in the third quarter of 2017.
Sales to related parties increased $155 million in the third quarter and $453 million in the first nine months of 2017 compared to the same periods of 2016, mainly due to sales from our Refining & Marketing segment to PFJ Southeast, a joint venture with Pilot Flying J, which commenced in the fourth quarter of 2016.
Income (loss) from equity method investments improved $292 million in the third quarter and $460 million in the first nine months of 2017 compared to the same periods of 2016. The improvements in both periods are primarily due to the absence of impairment charges related to equity method investments of $267 million and $356 million in the third quarter and first nine months of 2016, respectively. In addition, the improvement for the first nine months reflects increases in income from new and existing pipeline, retail and marine affiliates. The amounts in the third quarter and first nine months of 2017 also include $2 million and $21 million, respectively, related to MPC’s share of gains from the sale of assets remaining from the canceled Sandpiper pipeline project, which was impaired in the third quarter of 2016.
Net gain on disposal of assets decreased $14 million in the first nine months of 2017 compared to the same period of 2016, mainly due to the sale of a Speedway retail location in the first quarter of 2016.
Other income increased $43 million in the third quarter and $113 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to increases in RIN sales.
Cost of revenues increased $1.66 billion in the third quarter and $6.44 billion in the first nine months of 2017 compared to the same periods of 2016. The increases were primarily due to:

•	increases in refined product cost of sales of $1.77 billion and $6.36 billion, respectively, primarily due to increases in raw material costs;

•	an increase in refinery direct operating costs of $102 million in the first nine months primarily due to an increase in other manufacturing costs, including utilities; and

•	partially offset by a decrease in refinery direct operating costs of $67 million in the third quarter primarily due to a decrease in planned turnaround and major maintenance activity.
Purchases from related parties increased $20 million in the third quarter and $61 million in the first nine months of 2017 compared to the same periods of 2016, largely due to:

•	increases in transportation services provided by our marine joint ventures with Crowley of $5 million and $49 million, respectively; and

•	increases in volumes of ethanol purchased from TAME, TACE and TAAE of $9 million and $10 million, respectively.
Inventory market valuation adjustment decreased costs and expenses by $370 million in the first nine months of 2016 related to the reversal of the LCM inventory valuation reserve due to increased refined product prices during the second quarter of 2016.
Consumer excise taxes increased $98 million in the third quarter and $118 million in the first nine months of 2017 compared to the same period of 2016, mainly due to increases in tax rates in certain locations. In the first nine months, the increase was partially offset by a decrease in taxable refined product sales volumes.
Impairment expense reflects goodwill impairment charges of $130 million recorded by MPLX in the first nine months of 2016.
Depreciation and amortization increased $10 million in the third quarter and $77 million in the first nine months of 2017 compared to the same periods of 2016. The increase in the first nine months is primarily the result of the decommissioning of an MPLX gas processing facility in conjunction with an expansion project at the Houston Complex.

Selling, general and administrative expenses decreased $8 million in the third quarter and increased $87 million in the first nine months of 2017 compared to the same periods of 2016. In the first nine months of 2017, we recognized an $86 million charge to reflect settlement agreements related to certain litigation matters.
Other taxes were consistent in the third quarter and first nine months of 2017 compared to the same periods of 2016.
Net interest and other financial costs increased $16 million in the third quarter and $45 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to the MPLX senior notes issued in February 2017, partially offset by decreased borrowings on the MPC term loan agreement. The increase in the first nine months was also partially offset by decreased borrowings on the MPLX bank revolving credit facility.
Provision for income taxes increased $340 million in the third quarter and $225 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to increases in income before income taxes of $1.13 billion in the third quarter and $980 million in the first nine months of 2017 as well as lower effective tax rates. The combined federal, state and foreign income tax rate was 29 percent and 26 percent for the three months ended September 30, 2017 and 2016, respectively, and 30 percent and 34 percent for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was less than the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests, the domestic manufacturing deduction and equity compensation offset by state and local tax expense. The effective tax rate for the three months ended September 30, 2016 varies from the U.S. statutory rate of 35 percent primarily due to the effects of a lower forecasted annual effective tax rate as compared to the forecasted rate used for the first six months of 2016. The effective tax rate for the nine months ended September 30, 2016 is slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to the net income attributable to noncontrolling interests (including their proportional share of the goodwill impairment charge recorded by MPLX), the domestic manufacturing deduction and state and local tax expense.
Segment Results
Revenues
Revenues, including intersegment sales, are summarized by segment in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Refining & Marketing	$16,632	$14,084	$46,239	$39,069
Speedway	4,898	4,849	14,079	13,665
Midstream	954	830	2,741	2,235
Segment revenues	$22,484	$19,763	$63,059	$54,969
Items included in both revenues and costs:
Consumer excise taxes	$2,012	$1,914	$5,751	$5,633
Refining & Marketing segment revenues increased $2.55 billion in the third quarter and $7.17 billion in the first nine months of 2017 compared to the same periods of 2016. The increases were primarily due to increases in refined product sales prices in both periods and an increase in refined product sales volumes in the third quarter of 2017. The table below shows our Refining & Marketing segment refined product sales volumes, sales destined for export and average sales prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Refining & Marketing segment:
Refined product sales volumes (mbpd)(a)	2,357	2,307	2,263	2,265
Refined product sales destined for export (mbpd)	331	314	291	301
Average refined product sales prices (dollars per gallon)	$1.72	$1.51	$1.68	$1.43

(a)	Includes intersegment sales and sales destined for export.

The table below shows the average refined product benchmark prices for our marketing areas.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per gallon)	2017	2016	2017	2016
Chicago spot unleaded regular gasoline	$1.58	$1.40	$1.52	$1.31
Chicago spot ultra-low sulfur diesel	1.66	1.43	1.55	1.31
USGC spot unleaded regular gasoline	1.63	1.39	1.57	1.29
USGC spot ultra-low sulfur diesel	1.62	1.37	1.55	1.25
Refining & Marketing intersegment sales to our Speedway segment increased $106 million in the third quarter and $430 million in the first nine months of 2017 compared to the same periods of 2016. The increases were primarily due to higher refined product sales prices partially offset by lower volumes. The lower sales volumes to Speedway in both periods were mainly due to Speedway’s contribution of 41 travel centers to a new joint venture, PFJ Southeast, in the fourth quarter of 2016. The refined product sales to PFJ Southeast continue to be reported in the Refining & Marketing segment totals above, but are no longer considered sales to the Speedway segment. The table below shows our Refining & Marketing intersegment sales to our Speedway segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Refining & Marketing intersegment sales to Speedway:
Intersegment sales (in millions)	$2,904	$2,798	$8,302	$7,872
Refined product sales volumes (millions of gallons)	1,431	1,544	4,198	4,510
Average refined product sales prices (dollars per gallon)	$2.02	$1.81	$1.97	$1.74
Speedway segment revenues increased $49 million in the third quarter and $414 million in the first nine months of 2017 compared to the same periods of 2016. The increase in revenues in the third quarter was primarily due to an increase in gasoline and distillate sales of $96 million, partially offset by a decrease in merchandise sales of $43 million. Average gasoline and distillate selling prices increased $0.22 per gallon which was partially offset by decreased gasoline and distillate sales volumes of 111 million gallons in the third quarter. The increase in revenues in the first nine months was primarily due to an increase in gasoline and distillate sales of $502 million, partially offset by a decrease in merchandise sales of $84 million. Average gasoline and distillate selling prices during the first nine months increased $0.24 per gallon which was partially offset by a decrease in sales volumes of 273 million gallons. The decreases in gasoline and distillate sales volumes and merchandise sales in both periods are primarily attributable to the contribution of 41 travel centers to PFJ Southeast in the fourth quarter of 2016. Speedway’s share of the results from PFJ Southeast are reported as income from equity method investments.
The following table includes certain revenue statistics for the Speedway segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Convenience stores at period-end(a)	2,734	2,773
Gasoline & distillate sales (millions of gallons)(a)	1,464	1,575	4,332	4,605
Average gasoline & distillate sales prices (dollars per gallon)	$2.36	$2.14	$2.30	$2.06
Merchandise sales (in millions)(a)	$1,295	$1,338	$3,693	$3,777
Same store gasoline sales volume (period over period)	(3.1%)	(0.6%)	(1.6%)	0.2%
Same store merchandise sales (period over period)(b)	0.3%	4.0%	1.5%	3.0%

(a)
Third quarter and first nine months of 2017 statistics do not reflect any information for the 41 travel centers Speedway contributed to PFJ Southeast, whereas they are reflected in the same periods of 2016 statistics.

(b)	Excludes cigarettes.

Midstream segment revenue increased $124 million in the third quarter and $506 million in the first nine months of 2017 compared to the same periods of 2016. The increases were primarily due to increased revenue from higher natural gas and NGL processing and fractionation volumes and prices and the recently acquired Ozark pipeline. The comparison for the first nine months also reflects the absence of any revenues for the terminal services provided to the Refining & Marketing segment in the first quarter of 2016 versus the inclusion of revenues for these services in the first quarter of 2017. These assets were not considered a business prior to April 1, 2016, and therefore, no financial results for these assets were available from which to recast first quarter 2016 Midstream segment results.
The following table includes operating statistics for the Midstream segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Midstream third party revenues (in millions)	$585	$484	$1,665	$1,324
Midstream intersegment sales to Refining & Marketing (in millions)	$369	$346	$1,076	$911
Crude oil and refined product pipeline throughputs (mbpd)(a)	3,562	3,113	3,299	2,953
Average crude oil and refined products tariff rates (dollars per barrel)(b)	$0.60	$0.60	$0.62	$0.60
Terminal throughput (mbpd)(c)	1,496	1,517	1,470	1,510
Gathering system throughput (MMcf/d)	3,729	3,306	3,415	3,313
Natural gas processed (MMcf/d)	6,581	5,906	6,336	5,691
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)	397	348	384	330
Natural Gas NYMEX HH ($ per MMBtu)	$2.96	$2.80	$3.05	$2.34
C2 + NGL Pricing ($ per gallon)(d)	$0.66	$0.46	$0.62	$0.44

(a)	On owned common-carrier pipelines and private pipelines contributed to MPLX, excluding equity method investments.

(b)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(c)	Includes the results of the terminal assets beginning on April 1, 2016, the date the assets became a business.

(d)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

Income from Operations
Income from operations by segment and income before income taxes are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Income from Operations by segment
Refining & Marketing	$1,097	$252	$1,589	$1,191
Speedway	209	209	583	569
Midstream(a)	355	310	996	752
Items not allocated to segments:
Corporate and other unallocated items(a)	(86)	(65)	(251)	(194)
Pension settlement expenses	(1)	(4)	(2)	(7)
Litigation(b)	—	—	(86)	—
Impairments(c)	2	(267)	21	(486)
Income from operations	1,576	435	2,850	1,825
Net interest and other financial income (costs)	(157)	(141)	(465)	(420)
Income before income taxes	$1,419	$294	$2,385	$1,405

(a)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	See Note 21 to the unaudited consolidated financial statements for further information on litigation matters.

(c)	2017 includes MPC’s share of gains related to its investment in the canceled Sandpiper pipeline project. 2016 relates to impairments of goodwill and equity method investments.

Refining & Marketing segment income from operations increased $845 million in the third quarter and $398 million in the first nine months of 2017 compared to the same periods of 2016. The increase in the third quarter of 2017 as compared to 2016 was primarily a result of a $3.47 per barrel increase in gross margin. This favorable effect was due to significantly higher blended LLS-based crack spreads, partially offset by less favorable product price realizations as compared to spot market reference prices. The USGC and Chicago LLS blended 6-3-2-1 crack spread increased to $12.69 per barrel in the third quarter of 2017 from $8.08 per barrel in the third quarter of 2016, primarily due to an increase in USGC crack spread. Refinery throughputs exceeded 2 million barrels per day in the third quarter of 2017 and crude oil capacity utilization was 102 percent for the third quarter of 2017 as compared to 100 percent for the third quarter of 2016. Segment results for the first nine months of 2016 included a non-cash benefit of $345 million related to the reversal of the Company’s LCM inventory valuation reserve. In the first nine months of 2017 as compared to 2016, excluding the LCM benefit, the favorable effect of higher blended LLS-based crack spreads was partially offset by less favorable product price realizations as compared to spot market reference prices. The USGC and Chicago LLS blended 6-3-2-1 crack spread increased to $9.87 per barrel in the first nine months of 2017 from $6.82 per barrel in the first nine months of 2016.
The following table presents certain market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars per barrel)	2017	2016	2017	2016
Chicago LLS 6-3-2-1 crack spread(a)(b)	$12.38	$8.70	$9.34	$7.48
USGC LLS 6-3-2-1 crack spread(a)	12.89	7.66	10.23	6.38
Blended 6-3-2-1 crack spread(a)(c)	12.69	8.08	9.87	6.82
LLS	51.61	46.52	51.72	43.19
WTI	48.20	44.94	49.36	41.53
LLS—WTI crude oil differential(a)	3.42	1.58	2.35	1.66
Sweet/Sour crude oil differential(a)(d)	5.42	6.28	5.91	6.65

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 40 percent/60 percent based on our refining capacity by region.

(d)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Based on the market indicators above and our refinery throughputs, we estimate the following impacts on Refining & Marketing segment income from operations for the third quarter of 2017 compared to the third quarter of 2016:

•
The USGC LLS 6-3-2-1 crack spread increased $5.23 per barrel for the third quarter and $3.85 per barrel for the first nine months, which had positive impacts on segment income of $621 million in the third quarter and $1.26 billion in the first nine months.

•
The Chicago LLS 6-3-2-1 crack spread increased $3.68 per barrel for the third quarter and $1.86 per barrel for the first nine months, which had positive impacts on segment income of $302 million in the third quarter and $427 million in the first nine months.

•
The sweet/sour crude oil differential decreased $0.86 per barrel in the third quarter and $0.74 per barrel for the first nine months, which had negative impacts on segment income of $86 million in the third quarter and $156 million in the first nine months, partially offset by an increase in volume in the first nine months.

•
The LLS-WTI crude oil differential increased $1.84 per barrel for the third quarter and $0.69 per barrel for the first nine months which had positive impacts on segment income of $83 million in the third quarter and $67 million for the first nine months.

The above market indicators use spot market values and an estimated mix of crude purchases and product sales. Differences in our results compared to these market indicators, including the effects of product price realizations, the mix of crudes purchased and their costs, as well as the effects of inventory valuation adjustments, market structure on our crude oil acquisition prices, and other items like refinery yields and other feedstock variances, had an estimated negative impact on Refining & Marketing segment income of $234 million for the third quarter and $1.17 billion in the first nine months of 2017 compared to the same periods of 2016.

The following table summarizes our refinery throughputs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Refinery Throughputs (thousands of barrels per day):
Crude oil refined	1,845	1,791	1,741	1,708
Other charge and blendstocks	172	135	176	156
Total	2,017	1,926	1,917	1,864
Sour crude oil throughput percent	57	59	61	60
WTI-priced crude oil throughput percent	23	20	20	20

Crude oil throughputs increased 54 mbpd in the third quarter and 33 mbpd in the first nine months of 2017 compared to the same periods of 2016. The increase in the third quarter of 2017 is primarily due to decreased turnaround activity at our Galveston Bay refinery in the third quarter of 2017 in addition to operational efficiencies resulting from turnaround activity performed subsequent to the third quarter of 2016 at our Robinson refinery. The increase in the first nine months is primarily due to operational efficiencies resulting from turnaround activity performed during and subsequent to the third quarter of 2016 at our Galveston Bay and Robinson refineries, respectively.
The following table includes certain key operating statistics for the Refining & Marketing segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Refining & Marketing gross margin (dollars per barrel)(a)(b)	$14.14	$10.67	$12.42	$11.11
Refinery direct operating costs (dollars per barrel):(c)
Planned turnaround and major maintenance	$1.20	$1.62	$1.69	$1.72
Depreciation and amortization	1.34	1.42	1.44	1.46
Other manufacturing(d)	3.83	4.01	4.10	4.03
Total	$6.37	$7.05	$7.23	$7.21

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)
Excludes LCM inventory valuation adjustments. Comparable prior period information for gross margin has been recast in connection with the contribution of certain pipeline assets to MPLX on March 1, 2017.

(c)	Per barrel of total refinery throughputs.

(d)	Includes utilities, labor, routine maintenance and other operating costs.

Refinery direct operating costs decreased $0.68 per barrel in the third quarter of 2017 compared to the third quarter of 2016 primarily due to decreases in planned turnaround and major maintenance and other manufacturing costs of $0.42 per barrel and $0.18 per barrel, respectively. The decrease in planned turnaround and major maintenance costs for the third quarter of 2017 was largely attributable to lower turnaround costs incurred by the Galveston Bay and Garyville refineries, partially offset by an increase in turnaround costs incurred by the Catlettsburg refinery. Other manufacturing costs per barrel decreased in the third quarter as increased refinery throughputs offset increases in utilities and operating costs. Refinery direct operating costs increased $0.02 in the first nine months of 2017 compared to the same period of 2016, mainly due to an increase in other manufacturing costs of $0.07 per barrel, partially offset by a decrease in planned turnaround and major maintenance of $0.03 per barrel. Other manufacturing costs increased in the first nine months primarily due to increased utilities and catalyst costs. The decrease in planned turnaround and major maintenance for the first nine months of 2017 reflects lower turnaround costs incurred by the Galveston Bay and Robinson refineries, partially offset by higher turnaround costs incurred by the Texas City and Catlettsburg refineries.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with RINs increased to $127 million in the third quarter and $328 million in the first nine months of 2017 from $80 million in the third quarter and $221 million in the first nine months of 2016. The increases for both periods of 2017 were primarily due to higher weighted average RIN costs driven by higher market prices for purchased RINs and increases in the number of RINs purchased.
Speedway segment income from operations was comparable in the third quarter and increased $14 million in the first nine months of 2017 compared to the same periods of 2016. The third quarter results reflect the benefits of Speedway’s new joint venture with Pilot Flying J and reduced operating expenses, offset by lower light product gross margin, primarily driven by lower sales volumes, and lower merchandise gross margins. Speedway’s light product margin was 17.72 cents per gallon in the third quarter of 2017 compared with 17.73 cents per gallon in the third quarter of 2016. Segment results for the first nine months of 2016 included a $25 million non-cash benefit related to the reversal of the Company’s LCM charge. In the first nine months of 2017 as compared to 2016, excluding the LCM benefit, the increase in segment income was primarily due to contributions from Speedway’s new joint venture with Pilot Flying J and reduced operating expenses partially offset by the absence of a $24 million gain from the sale of a retail location in 2016 and lower light product gross margin, driven by lower volumes, and lower merchandise gross margin.
The following table includes margin statistics for the Speedway segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gasoline and distillate sales (millions of gallons)(a)	1,464	1,575	4,332	4,605
Gasoline & distillate gross margin (dollars per gallon)(a)(b)(c)	$0.1772	$0.1773	$0.1727	$0.1668
Merchandise gross margin (in millions)(a)	$374	$386	$1,065	$1,085
Merchandise gross margin percent(a)	28.9%	28.9%	28.8%	28.7%

(a)
Third quarter and first nine months of 2017 statistics do not reflect any information for the 41 travel centers Speedway contributed to PFJ Southeast, whereas they are reflected in the same periods of 2016 statistics.

(b)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(c)	Excludes LCM inventory valuation adjustments.
Midstream segment income from operations increased $45 million in the third quarter and $244 million in the first nine months of 2017 compared to the same periods of 2016. The increases were primarily due to higher natural gas gathering, processing and fractionation throughput volumes. The increase for the first nine months 2017 was also impacted by higher natural gas and NGL prices. Comparability of the Midstream segment's results to the first nine months of 2016 was also affected by the drop of certain terminal assets to MPLX during the first quarter of 2017. These assets were considered a business effective April 1, 2016 and the results of the light product terminals business are reflected in the Midstream segment from that date with an offsetting income from operations impact to the Refining & Marketing segment.
Corporate and other unallocated items increased $21 million in the third quarter and $57 million in the first nine months of 2017, largely due to higher corporate expenses and increases in employee benefit expenses in both periods, in addition to lower allocation of corporate costs to the segments in the first nine months of 2017.
Items not allocated to segments includes an $86 million charge in the first nine months of 2017 to reflect binding settlement agreements related to certain litigation matters. Items not allocated to segments also include benefits of $2 million and $21 million in the third quarter and first nine months of 2017, respectively, related to MPC’s share of gains from the sale of assets remaining from the canceled Sandpiper pipeline project. In the third quarter and the first nine months of 2016, unallocated items include impairment charges of $267 million and $356 million, respectively, related to equity method investments. The non-cash impairment charge in the third quarter related to MPC’s equity investment in the Sandpiper pipeline project resulted from the indefinite deferral of this project. Impairment charges in the first nine months of 2016 also include $89 million related to an equity method investment held by MPLX and $130 million recorded by MPLX to impair a portion of the $2.21 billion of goodwill, as adjusted, recorded in connection with the MarkWest Merger.

Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $2.09 billion at September 30, 2017 compared to $887 million at December 31, 2016. Net cash provided by (used in) operating activities, investing activities and financing activities for the first nine months of 2017 and 2016 are presented in the following table.

	Nine Months Ended September 30,
(In millions)	2017	2016
Net cash provided by (used in):
Operating activities	$3,863	$3,002
Investing activities	(2,615)	(2,217)
Financing activities	(47)	(1,203)
Total	$1,201	$(418)

Net cash provided by operating activities increased $861 million in the first nine months of 2017 compared to the first nine months of 2016, primarily due to a favorable change in working capital of $517 million and an increase in operating results. Changes in working capital, excluding changes in short-term debt, were a net $622 million source of cash in the first nine months of 2017 compared to a net $105 million source of cash in the first nine months of 2016. The changes in working capital for the first nine months of 2017 were primarily due to an increase in accounts payables and accrued liabilities and a decrease in inventories partially offset by an increase in current receivables. Changes from December 31, 2016 to September 30, 2017 per the consolidated balance sheets were as follows:

•	Accounts payable increased $566 million from year-end 2016, primarily due higher crude oil prices and volumes purchased.

•	Current receivables increased $283 million from year-end 2016, primarily due to higher refined product prices slightly offset by lower volumes.

•	Inventories decreased $163 million from year-end 2016, primarily due to decreases in refined product and crude inventories.
The changes in working capital for the first nine months of 2016 were primarily due to increases in accounts payable and accrued liabilities and a decrease in inventories, excluding the Company’s non-cash reversal of the LCM inventory valuation reserve, partially offset by an increase in current receivables. Changes from December 31, 2015 to September 30, 2016 per the consolidated balance sheets were as follows:

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
Net cash used in investing activities was $398 million higher in the first nine months of 2017 compared to the first nine months of 2016 primarily due to investments and acquisitions made by MPLX during the first nine months, which are described further below.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(In millions)	2017	2016
Additions to property, plant and equipment per consolidated statements of cash flows	$1,928	$2,147
Asset retirement expenditures	1	4
Decrease in capital accruals	(9)	(169)
Total capital expenditures	1,920	1,982
Acquisitions(a)	250	10
Investments in equity method investees(b)	730	240
Total capital expenditures and investments	$2,900	$2,232

(a)
The nine months ended September 30, 2017 includes the $220 million acquisition of the Ozark pipeline. The nine months ended September 30, 2016 includes adjustments to the fair values of the property, plant and equipment, intangibles and goodwill acquired in connection with the MarkWest Merger.

(b)
The nine months ended September 30, 2017 includes an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system. The nine months ended September 30, 2016 excludes an adjustment of $143 million to the fair value of equity method investments acquired in connection with the MarkWest Merger.

Capital expenditures and investments are summarized by segment below.

	Nine Months Ended September 30,
(In millions)	2017	2016
Refining & Marketing	$570	$756
Speedway	221	191
Midstream(a)	2,017	1,179
Corporate and Other(b)	92	106
Total	$2,900	$2,232

(a)	Includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.

(b)	Includes capitalized interest of $39 million and $47 million for the nine months ended September 30, 2017 and 2016, respectively.
Net cash contributed to equity method investments increased $446 million for the first nine months of 2017 compared to the first nine months of 2016, primarily due to MPLX’s investment of $500 million for a partial interest in the Bakken Pipeline system. Net cash used for acquisitions increased primarily due to MPLX’s acquisition of the Ozark pipeline for $219 million. Net cash used for additions to property, plant and equipment decreased $219 million mainly due to decreased capital expenditures in Refining & Marketing and Corporate and Other. Cash from disposal of assets decreased $24 million largely due to the absence of a sale of a Speedway retail location in the first nine months 2016. The net cash from all other investing activities increased $102 million primarily due to increased RIN sales.
Financing activities were a net $47 million use of cash in the first nine months of 2017 compared to a net $1.20 billion use of cash in the first nine months of 2016. In the first nine months of 2017, sources of cash from financing activities included long-term debt borrowings, proceeds from issuances of MPLX common units and contributions from noncontrolling interests which were more than offset by uses of cash in financing activities including common stock repurchases, dividend payments, distributions to noncontrolling interests, long-term debt repayments and a portion of the contingent consideration payment to the seller of the Galveston Bay refinery.
Long-term debt borrowings and repayments, including debt issuance costs, were a net $2.16 billion source of cash in the first nine months of 2017 compared to a net $1.41 billion use of cash in the first nine months of 2016. During the first nine months of 2017, MPLX issued $2.25 billion of senior notes, borrowed $420 million under the MPLX bank revolving credit agreement, repaid the remaining $250 million under the MPLX term loan agreement and we repaid the remaining $200 million balance under the MPC term loan agreement. During the first nine months of 2016, MPLX repaid amounts outstanding under the MPLX bank revolving credit facility.

Cash used in common stock repurchases increased $1.45 billion in the first nine months of 2017 compared to the first nine months of 2016 as cash proceeds from the dropdowns of certain terminal, pipeline and storage assets to MPLX on March 1, 2017 and joint-interest ownership in certain pipelines and storage facilities on September 1, 2017 supported share repurchases of $1.62 billion in the first nine months of 2017. The table below summarizes our total share repurchases for these periods. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase authorizations.

	Nine Months Ended September 30,
(In millions, except per share data)	2017	2016
Number of shares repurchased	31	4
Cash paid for shares repurchased	$1,622	$177
Effective average cost per delivered share	$52.16	$41.14
Cash used in dividend payments increased $49 million in the first nine months of 2017 compared to the first nine months of 2016, primarily due to a $0.12 per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments were $1.12 per common share in the first nine months of 2017 compared to $1.00 per common share in the first nine months of 2016.
Cash used in distributions to noncontrolling interests increased $116 million in the first nine months of 2017 compared to the first nine months of 2016. The distributions increased primarily due to an increase in total MPLX common units outstanding and distributions paid on the MPLX Preferred Units.
Cash provided by contributions from noncontrolling interests increased $124 million in the first nine months of 2017 compared to the first nine months of 2016, primarily due to MarkWest’s sale of a noncontrolling interest in Ohio Fractionation to Sherwood Midstream.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $6.34 billion at September 30, 2017 consisting of:

	September 30, 2017
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$2,500	$—	$2,500
364 day bank revolving credit facility	1,000	—	$1,000
Trade receivables facility	750	—	750
Total	$4,250	$—	$4,250
Cash and cash equivalents(b)			$2,085
Total liquidity			$6,335

(a)	Excludes MPLX’s $2.25 billion bank revolving credit facility, which had approximately $1.8 billion available as of September 30, 2017.

(b)	Excludes $3 million of MPLX cash and cash equivalents.
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
On July 21, 2017, we entered into credit agreements with a syndicate of lenders to replace MPC’s previous $2.5 billion four-year bank revolving credit facility and $1 billion 364-day revolving credit facility. The new credit agreements provide for a $2.5 billion five-year bank revolving credit facility that expires in July 2022 and a $1 billion 364-day bank revolving credit facility that expires in July 2018. In addition, on July 21, 2017, MPLX entered into a credit agreement to replace its previous $2 billion five-year bank revolving credit facility with a $2.25 billion five-year bank revolving credit facility that expires in July 2022. The financial covenants and the interest rate terms contained in the new credit agreements are substantially the same as those contained in the previous bank revolving credit facilities.

As discussed in the “Strategic Actions to Enhance Shareholder Value” section in the Corporate Overview, we expect MPLX to finance the planned dropdown transactions in the aggregate with debt and equity in approximately equal proportions. The equity financing will be funded through MPLX common units issued to us. After-tax cash proceeds from the dropdowns are expected to fund the return of capital to MPC shareholders in a manner consistent with maintaining an investment-grade credit profile.
On February 10, 2017, MPLX completed a public offering of $1.25 billion aggregate principal amount of 4.125% unsecured senior notes due March 2027 and $1.0 billion aggregate principal amount of 5.200% unsecured senior notes due March 2047. Interest is payable semi-annually in arrears on March 1st and September 1st of each year, commencing on September 1, 2017.
We established a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of September 30, 2017, we had no commercial paper borrowings outstanding.
The MPC bank revolving credit facility and MPLX credit agreement, which provides for the MPLX bank revolving credit facility (“MPLX Credit Agreement”), contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC bank revolving credit facility requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC bank revolving credit facility) of no greater than 0.65 to 1.00. As of September 30, 2017, we were in compliance with this financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.25 to 1.00, as well as the other covenants contained in the MPC bank revolving credit facility.
The financial covenant included in the MPLX Credit Agreement requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX Credit Agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. As of September 30, 2017, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.4 to 1.0, as well as the other covenants contained in the MPLX Credit Agreement.
As disclosed in Note 2 to the unaudited consolidated financial statements, we expect the adoption of the lease accounting standard update to result in the recognition of a significant lease obligation. The MPC bank revolving credit facility and the MPLX Credit Agreement both contain provisions under which the effects of the new accounting standard are not recognized for purposes of financial covenant calculations.
Our intention is to maintain an investment-grade credit profile. As of September 30, 2017, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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

Debt-to-Total-Capital Ratio
Our debt-to-total capital ratio (total debt to total debt-plus-equity) was 38 percent at September 30, 2017 and 33 percent at December 31, 2016.

(In millions)	September 30, 2017	December 31, 2016
Debt due within one year	$29	$28
Long-term debt	12,753	10,544
Total debt	$12,782	$10,572
Calculation of debt-to-total-capital ratio:
Total debt	$12,782	$10,572
Redeemable noncontrolling interest	1,000	1,000
Total equity	19,802	20,203
Total capital	$33,584	$31,775
Debt-to-total-capital ratio	38%	33%
Capital Requirements
Our board originally approved a 2017 capital spending and investment plan of $1.7 billion for MPC, excluding MPLX. This budget includes spending on refining and marketing, retail and non-MPLX midstream projects as well as amounts designated for corporate projects. The remaining midstream projects are included in the MPLX budget. During the first quarter of 2017, MPLX updated its plan for organic growth capital to a range of $1.8 billion to $2.0 billion, up from $1.4 billion to $1.7 billion. The increase includes capital to support the development of additional natural gas processing facilities, including the Argo I plant in the Delaware Basin and the Sherwood Complex in the Northeast, and an expansion of the Ozark pipeline. MPLX anticipates its organic growth capital spending for the year to be below the forecasted range. MPLX maintenance capital is forecast to be approximately $150 million, an increase of $50 million versus previous guidance, primarily due to expenditures related to assets MPLX acquired during the quarter. Approximately $100 million of these increases will result in a corresponding reduction to MPC’s capital spending plan as the spending relates to the assets that were contributed to MPLX on March 1, 2017. During the nine months ended September 30, 2017, our capital expenditures and investments totaled $2.14 billion, excluding MPLX’s acquisitions of a partial interest in the Bakken Pipeline system for $500 million and the Ozark pipeline for approximately $220 million and capitalized interest. We continuously evaluate our capital budget and make changes as conditions warrant.
During the second quarter of 2017, we paid BP $131 million for the fourth year’s contingent earnout related to our 2013 acquisition of the Galveston Bay refinery. This second quarter payment represents the final payment under the agreement. See Note 14 to the unaudited consolidated financial statements.
Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through the third quarter of 2017. At September 30, 2017, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of September 30, 2017, our equity investment in Centennial was $36 million and we had a $22 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Note 21 to the unaudited consolidated financial statements for additional information on the debt guarantee.
During the nine months ended September 30, 2017, we chose to make a $120 million voluntary contribution to our funded pension plans. We may choose to make voluntary contributions for future years at our discretion.
On October 25, 2017, our board of directors approved a dividend of $0.40 per share on common stock. The dividend is payable December 11, 2017, to shareholders of record as of the close of business on November 16, 2017.
During the first nine months of 2017, we paid $1.62 billion to acquire 31 million common shares through open market share repurchases at an effective average cost of $52.16 per delivered share. These share repurchases were supported by cash proceeds from the dropdowns of certain terminal, pipeline and storage assets to MPLX on March 1, 2017 and joint-interest ownership in certain pipelines and storage facilities on September 1, 2017. Additionally, we plan to repurchase approximately $550 million of common shares in the fourth quarter of 2017, subject to maintaining our investment grade profile. See Note 8 to the unaudited consolidated financial statements.

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
Contractual Cash Obligations
As of September 30, 2017, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first nine months of 2017, our long-term debt commitments increased $3.87 billion due to the public offering of MPLX senior notes in February 2017 and borrowings of $420 million under the MPLX bank revolving credit agreement, partially offset by repayment of outstanding borrowings of $250 million and $200 million under the MPLX term loan agreement and MPC term loan agreement, respectively.
In the first nine months of 2017, our transportation services agreement for the Sandpiper pipeline was terminated and we entered into two new transportation services agreements. As a result, we had a net decrease in our long-term transportation commitments of $1.67 billion which affected the years 2018 to 2021 and beyond.
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
Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital requirements, including our capital budget and investment spending, costs for projects under construction, project completion dates and expectations or projections about strategies and goals for growth, upgrades and expansion, the carrying value of our Centennial equity investment, future contributions to our funded pension plans and share repurchases. Some factors that could cause actual results to differ materially from those included in our forward-looking statements regarding capital requirements include: the availability of liquidity; business conditions; a further decline or improvement in the long-term outlook of the potential uses of Centennial’s assets and the pursuit of different strategic alternatives for such assets; our ability to achieve the strategic and other objectives related to the strategic initiatives discussed herein; adverse changes in laws including with respect to tax and regulatory matters; inability to agree with the MPLX conflicts committee with respect to the timing of and value attributed to assets identified for dropdown and/or the general partner economic interests; our ability to generate sufficient income and cash flow to effect the intended share repurchases, including within the expected timeframe; our ability to manage disruptions in credit markets or changes to our credit rating; the potential impact on our share price if we are unable to effect the intended share repurchases; changes to the expected construction costs and timing of projects; delays in obtaining third-party approvals; changes in labor, materials and equipment costs and availability; planned and unplanned outages; the delay of, cancellation of or failure to implement planned capital projects; project cost overruns; disruptions or interruptions of our refining operations due to the shortage of skilled labor or unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response; civil protests and resulting legal/regulatory uncertainty regarding environmental and social issues, including pipeline infrastructure, may prevent or delay the construction and operation of such infrastructure and realization of associated revenues; continued/further volatility in and/or degradation of market and industry conditions; the availability and pricing of crude oil and other feedstocks; slower growth in domestic and Canadian crude supply; completion of pipeline capacity to areas outside the U.S. Midwest; consumer demand for refined products; transportation logistics; the reliability of processing units and other equipment; MPC's ability to successfully implement growth opportunities; modifications to MPLX earnings and distribution growth objectives; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; adverse results in litigation; changes to MPC's capital budget; other risk factors inherent to MPC's industry. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will have estimated capital expenditures of $650 million between 2014 and 2020 to comply with these standards, which includes approximately $210 million in 2017.
There have been no other significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2017.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates during the three months ended September 30, 2017.
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
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2017 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of September 30, 2017
Crude	$(12)	$(31)	$13	$33
Refined products	15	37	(15)	(37)
Embedded derivatives	(5)	(13)	5	13
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2017 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding capital leases, as of September 30, 2017 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of September 30, 2017(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended September 30, 2017(c)
Long-term debt
Fixed-rate	$13,270	$1,148	n/a
Variable-rate	420	n/a	2

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2017.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2017.
At September 30, 2017, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the MPLX bank revolving credit facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the MPLX term loan facility, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2017, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Income from Operations by segment
Refining & Marketing(a)(b)	$1,097	$252	$1,589	$1,191
Speedway(b)	209	209	583	569
Midstream(a)(c)	355	310	996	752
Items not allocated to segments:
Corporate and other unallocated items(a)(c)	(86)	(65)	(251)	(194)
Pension settlement expenses	(1)	(4)	(2)	(7)
Litigation	—	—	(86)	—
Impairments(d)	2	(267)	21	(486)
Income from operations	$1,576	$435	$2,850	$1,825
Capital Expenditures and Investments(e)
Refining & Marketing	$198	$251	$570	$756
Speedway	108	71	221	191
Midstream(f)	453	410	2,017	1,179
Corporate and Other(g)	32	29	92	106
Total	$791	$761	$2,900	$2,232

(a)
We revised our operating segment presentation in the first quarter of 2017 in connection with the contribution of certain terminal, pipeline and storage assets to MPLX. The operating results for these assets, which were previously included in the Refining & Marketing segment, are now included in the Midstream segment. Comparable prior period information has been recast to reflect our revised presentation. The results for the pipeline and storage assets were recast effective January 1, 2015, and the results for the terminal assets were recast effective April 1, 2016. Prior to these dates, these assets were not considered businesses and, therefore, there are no financial results from which to recast segment results.

(b)	The Refining & Marketing and Speedway segments include inventory LCM benefits of $345 million and $25 million, respectively, for the nine months ended September 30, 2016.

(c)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(d)	2017 includes MPC’s share of gains related to the sale of assets remaining from the Sandpiper pipeline project. 2016 relates to impairments of goodwill and equity method investments.

(e)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(f)	The nine months ended September 30, 2017 includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.

(g)
Includes capitalized interest of $13 million and $15 million for the three months ended September 30, 2017 and 2016, respectively, and $39 million and $47 million for the nine months ended September 30, 2017 and 2016, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
MPC Consolidated Refined Product Sales Volumes (mbpd)(a)	2,357	2,316	2,272	2,274
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (mbpd)(b)	2,357	2,307	2,263	2,265
Refining & Marketing gross margin (dollars per barrel)(c)(d)	$14.14	$10.67	$12.42	$11.11
Crude oil capacity utilization percent(e)	102	100	96	95
Refinery throughputs (mbpd):(f)
Crude oil refined	1,845	1,791	1,741	1,708
Other charge and blendstocks	172	135	176	156
Total	2,017	1,926	1,917	1,864
Sour crude oil throughput percent	57	59	61	60
WTI-priced crude oil throughput percent	23	20	20	20
Refined product yields (mbpd):(f)
Gasoline	939	907	910	908
Distillates	673	647	627	616
Propane	38	38	35	35
Feedstocks and special products	298	253	285	245
Heavy fuel oil	45	43	36	36
Asphalt	67	70	64	58
Total	2,060	1,958	1,957	1,898
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.20	$1.62	$1.69	$1.72
Depreciation and amortization	1.34	1.42	1.44	1.46
Other manufacturing(h)	3.83	4.01	4.10	4.03
Total	$6.37	$7.05	$7.23	$7.21
Refining & Marketing Operating Statistics By Region - Gulf Coast
Refinery throughputs (mbpd):(i)
Crude oil refined	1,123	1,073	1,041	1,057
Other charge and blendstocks	217	185	219	199
Total	1,340	1,258	1,260	1,256
Sour crude oil throughput percent	69	72	75	73
WTI-priced crude oil throughput percent	14	8	10	7
Refined product yields (mbpd):(i)
Gasoline	538	511	525	530
Distillates	438	411	393	407
Propane	25	27	25	26
Feedstocks and special products	326	289	310	283
Heavy fuel oil	31	30	24	24
Asphalt	19	17	17	15
Total	1,377	1,285	1,294	1,285
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.90	$2.05	$1.86	$1.87
Depreciation and amortization	1.05	1.14	1.15	1.13
Other manufacturing(h)	3.52	3.70	3.81	3.62
Total	$5.47	$6.89	$6.82	$6.62

Supplementary Statistics (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (mbpd):(i)
Crude oil refined	722	718	700	651
Other charge and blendstocks	35	39	31	37
Total	757	757	731	688
Sour crude oil throughput percent	38	39	41	39
WTI-priced crude oil throughput percent	38	39	34	41
Refined product yields (mbpd):(i)
Gasoline	401	396	385	378
Distillates	235	236	234	209
Propane	14	13	11	11
Feedstocks and special products	50	51	47	40
Heavy fuel oil	15	13	13	12
Asphalt	48	53	47	43
Total	763	762	737	693
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.60	$0.72	$1.22	$1.26
Depreciation and amortization	1.72	1.72	1.80	1.90
Other manufacturing(h)	3.96	4.04	4.19	4.29
Total	$7.28	$6.48	$7.21	$7.45
Speedway Operating Statistics(j)
Convenience stores at period-end	2,734	2,773
Gasoline and distillate sales (millions of gallons)	1,464	1,575	4,332	4,605
Gasoline and distillate gross margin (dollars per gallon)(k)	$0.1772	$0.1773	$0.1727	$0.1668
Merchandise sales (in millions)	$1,295	$1,338	$3,693	$3,777
Merchandise gross margin (in millions)	$374	$386	$1,065	$1,085
Merchandise gross margin percent	28.9%	28.9%	28.8%	28.7%
Same store gasoline sales volume (period over period)	(3.1%)	(0.6%)	(1.6%)	0.2%
Same store merchandise sales (period over period)(l)	0.3%	4.0%	1.5%	3.0%
Midstream Operating Statistics
Crude oil and refined product pipeline throughputs (mbpd)(m)	3,562	3,113	3,299	2,953
Terminal throughput (mbpd)(n)	1,496	1,517	1,470	1,510
Gathering system throughput (MMcf/d)(o)	3,729	3,306	3,415	3,313
Natural gas processed (MMcf/d)(o)	6,581	5,906	6,336	5,691
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)(o)	397	348	384	330

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail customers.

(b)	Includes intersegment sales.

(c)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(d)
Excludes LCM inventory valuation adjustments. Comparable prior period information for gross margin has been recast in connection with the contribution of certain pipeline assets to MPLX on March 1, 2017.

(e)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(f)
Excludes inter-refinery volumes of 80 mbpd and 89 mbpd for the three months ended September 30, 2017 and 2016, respectively, and 74 mbpd and 80 mbpd for the nine months ended September 30, 2017 and 2016, respectively.

(g)	Per barrel of total refinery throughputs.

(h)	Includes utilities, labor, routine maintenance and other operating costs.

(i)	Includes inter-refinery transfer volumes.

(j)
Third quarter and year-to-date 2017 operating statistics do not reflect any information for the 41 travel centers contributed to PFJ Southeast, whereas they are reflected in the third quarter and year-to-date 2016 operating statistics.

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
Environmental Proceedings
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, in July 2015, representatives from the EPA and the United States Department of Justice conducted a raid on a MarkWest Liberty Midstream pipeline launcher/receiver site utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant issued by a magistrate of the United States District Court for the Western District of Pennsylvania. As part of this initiative, the U.S. Attorney’s Office for the Western District of Pennsylvania, proceeded with an investigation of MarkWest Liberty Midstream’s launcher/receiver, pipeline and compressor station operations. In response to the investigation, MarkWest initiated independent studies which demonstrated that there was no risk to worker safety and no threat of public harm associated with MarkWest Liberty Midstream’s launcher/receiver operations. These findings were supported by a subsequent inspection and review by the Occupational Safety and Health Administration. After providing these studies, and other substantial documentation related to MarkWest Liberty Midstream's pipeline and compressor stations, and arranging site visits and conducting several meetings with the government’s representatives, on September 13, 2016, the U.S. Attorney’s Office for the Western District of Pennsylvania rendered a declination decision, dropping its criminal investigation and declining to pursue charges in this matter.
MarkWest Liberty Midstream continues to discuss with the EPA and the State of Pennsylvania civil enforcement allegations associated with permitting or other related regulatory obligations for its launcher/receiver and compressor station facilities in the region. In connection with these discussions, MarkWest Liberty Midstream received an initial proposal from the EPA to settle all civil claims associated with this matter for the combination of a proposed cash penalty of approximately $2.4 million and proposed supplemental environmental projects with an estimated cost of approximately $3.6 million. MarkWest Liberty Midstream has submitted a response asserting that this action involves novel issues surrounding primarily minor source emissions from facilities that the agencies themselves considered de minimis and were not the subject of regulation and consequently that the settlement proposal is excessive.  In connection with these negotiations, MarkWest Liberty Midstream has received a revised settlement proposal from the EPA which proposes to lower the proposed cash penalty to approximately $1.2 million and the estimated cost of proposed supplemental environmental projects to an estimated cost of approximately $1.6 million. MarkWest Liberty Midstream will continue to negotiate with EPA regarding the amount and scope of the proposed settlement.

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended September 30, 2017, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
07/01/17-07/31/17	1,494	$55.07	—	$4,394,094,425
08/01/17-08/31/17	297	56.36	—	4,394,094,425
09/01/17-09/30/17	8,404,202	53.85	8,402,789	3,941,635,450
Total	8,405,993	53.85	8,402,789

(a)
The amounts in this column include 1,494 shares, 297 shares and 1,413 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in July, August and September, respectively.

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

Item 5. Other Information
MPLX LP Executive Change in Control Severance Benefits Plan
Effective October 26, 2017, the board of directors of Marathon Petroleum Corporation (the “Corporation”) and the board of directors of MPLX GP LLC, the general partner (the “General Partner”) of MPLX LP (“the Partnership”), adopted the MPLX LP Executive Change in Control Severance Benefits Plan (the “MPLX Plan”).
The purpose of the MPLX Plan is to recognize the contributions of the senior executives who provide services to the Corporation or the Partnership and to assure the continued provision of services by these senior executives. The MPLX Plan is intended to operate as a companion plan to the Marathon Petroleum Corporation Amended and Restated Executive Change in Control Severance Benefits Plan (the “MPC Plan”). It is intended that the MPLX Plan shall not result in a duplication of benefits in the event a participant would be eligible to receive benefits under both the MPLX Plan and the MPC Plan. The following is a summary of the MPLX Plan:

•	The MPLX Plan applies to certain senior executives who provide services to the Partnership, the Corporation or any of their respective subsidiaries or affiliates.

•
A participant is generally entitled to receive benefits under the MPLX Plan if within two years following a Partnership Change in Control (as defined in the MPLX Plan), the participant’s employment is terminated without cause or for good reason, with good reason generally being defined in the MPLX Plan as a reduction in the participant’s roles, responsibilities, pay or benefits or the participant is required to relocate more than 50 miles from his or her current location. However, benefits are not payable if the termination is for cause or due to mandatory retirement, death, disability or resignation (other than for good reason) by the participant.

•
In addition to any earned but unpaid salary, a lump sum cash amount equal to the value of the participant’s unused vacation days and any normal post-termination compensation and benefits under the retirement, insurance and other compensation and benefit plans in which the participant participates, upon a Partnership Change in Control and Qualified Termination (as defined in the MPLX Plan), participants are eligible to receive: (i) a cash payment equal to three times the sum of the participant’s base salary and the highest bonus paid in the three years before the Qualified Termination or, if higher, in the three years before the Partnership Change in Control; (ii) life and health insurance benefits for up to 36 months after termination at the active employee cost; (iii) benefits that are equivalent to the retiree medical and life benefit provided under the MPC Plan; and (iv) a cash payment that is equivalent to the supplemental retirement benefit and supplemental savings benefit provided under the MPC Plan.

•
Participants who incur a Qualified Termination or who separate from service with all of the Partnership, the General Partner and any applicable buyer or successor entity within two years after the Partnership Change in Control under circumstances that would have resulted in a Qualified Termination had such separation occurred at the time of the Partnership Change in Control and participants who remain in service with the Corporation (and its affiliates) following the Partnership Change in Control may become eligible for the following benefits: (i) all Partnership equity awards that vest based solely upon the passage of time will be become vested and exercisable; and (ii) all Partnership equity awards that vest based on the attainment of performance goals will become vested as to the entire award with payment as follows (a) with respect to the period prior to the Partnership Change in Control (“Pre-CiC Period”), the award will be determined using actual performance during the Pre-CiC Period; and (b) with respect to the period after the Partnership Change in Control, the award will be determined assuming performance goals were satisfied at target levels. Participants who incur a Qualified Termination and participants who remain in or commence services with the Partnership, General Partner or any applicable buyer or successor entity (or any of their affiliates) following the Partnership Change in Control are eligible for the following benefits: (i) all Corporation equity awards will become vested and exercisable; (ii) the vesting of any Corporation equity awards that otherwise would vest based on the attainment of performance goals shall remain subject to the attainment of applicable performance goals at the end of the regularly scheduled performance period.

•
The Corporation and the General Partner may at any time amend or terminate the MPLX Plan, provided that, for a period of two years following a Partnership Change in Control, the MPLX Plan may not be amended in a manner adverse to a participant with respect to that Partnership Change in Control. Any amendment or termination shall be set out in an instrument in writing and executed by an appropriate officer.

The foregoing description of the MPLX Plan is summary in nature and subject to, and qualified in its entirety by, the full text of the MPLX Plan, a copy of which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 and is incorporated herein by reference.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	8-K	3.1	6/5/2017	001-35054
10.1
$2,500,000,000 Five-Year Revolving Credit Agreement, dated July 21, 2017, by and among Marathon Petroleum Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Barclays Bank PLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and RBC Capital Markets, as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citigroup Global Markets Inc., Mizuho Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Royal Bank of Canada, as documentation agents, and several other commercial lending institutions that are party thereto.
		8-K	10.1	7/27/2017	001-35054
10.2
$1,000,000,000 364-Day Revolving Credit Agreement, dated July 21, 2017, by and among Marathon Petroleum Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Barclays Bank PLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and RBC Capital Markets, as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citigroup Global Markets Inc., Mizuho Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Royal Bank of Canada, as documentation agents, and several other commercial lending institutions that are party thereto.
		8-K	10.2	7/27/2017	001-35054
10.3
Credit Agreement, dated as of July 21, 2017, among MPLX LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, each of Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and RBC Capital Markets, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citigroup Global Markets Inc., Mizuho Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Royal Bank of Canada, as documentation agents, and the other lenders and issuing banks that are parties thereto.
		8-K	10.3	7/27/2017	001-35054
10.4	MPLX LP Executive Change in Control Severance Benefits Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 30, 2017	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller