Form 10-K
period 2017-12-31
Marathon Petroleum Corp
filed 2018-02-28
CIK 1510295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Stock held by non-affiliates as of June 30, 2017 was approximately $26.4 billion. This amount is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2017. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.
There were 476,059,729 shares of Marathon Petroleum Corporation Common Stock outstanding as of February 16, 2018.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement relating to its 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Report.

MARATHON PETROLEUM CORPORATION
Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ASC	Accounting Standards Codification
ASR	Accelerated share repurchase
ATB	Articulated tug barges
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
bcf/d	One billion cubic feet per day
DEI	Designated Environmental Incidents
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Tax, Depreciation and Amortization
EIA	United States Energy Information Administration
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FCC	Fluid Catalytic Cracking
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
IDR	Incentive Distribution Right
LCM	Lower of cost or market
LIBO Rate	London Interbank Offered Rate
LIFO	Last in, first out
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
mbpcd	Thousand barrels per calender day
Mcf	One thousand cubic feet of natural gas
mmbpcd	Million barrels per calender day
MMcf/d	One million cubic feet of natural gas per day
MMBtu	One million British thermal units per day
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
PADD	Petroleum Administration for Defense District
OPEC	Organization of Petroleum Exporting Countries
OSHA	United States Occupational Safety and Health Administration
OTC	Over-the-Counter
ppb	Parts per billion
ppm	Parts per million
RFS2	Revised Renewable Fuel Standard program, as required by the Energy Independence and Security Act of 2007
RIN	Renewable Identification Number
ROUX	Residual Oil Upgrader Expansion
SEC	United States Securities and Exchange Commission
STAR	South Texas Asset Repositioning
TCJA	Tax Cuts and Jobs Act
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
UST	Underground storage tank
VIE	Variable interest entity
VPP	Voluntary Protection Program
WTI	West Texas Intermediate crude oil, an oil index benchmark price

Disclosures Regarding Forward-Looking Statements
This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “imply,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.
Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	future levels of revenues, refining and marketing margins, operating costs, retail gasoline and distillate margins, merchandise margins, income from operations, net income or earnings per share;

•	anticipated volumes of feedstock, throughput, sales or shipments of refined products;

•	anticipated levels of regional, national and worldwide prices of crude oil, natural gas, NGLs and refined products;

•	anticipated levels of crude oil and refined product inventories;

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	business strategies, growth opportunities and expected investments

•	our share repurchase authorizations, including the timing and amounts of any common stock repurchases;

•	the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan;

•	the effect of restructuring or reorganization of business components;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, activist investors or federal, foreign, state or local regulatory authorities or plaintiffs in litigation.
We have based our forward-looking statements on our current expectations, estimates and projections about our industry and our company. We caution that these statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•	volatility or degradation in general economic, market, industry or business conditions;

•	availability and pricing of domestic and foreign supplies of natural gas, NGLs and crude oil and other feedstocks;

•	the ability of the members of the OPEC to agree on and to influence crude oil price and production controls;

•	availability and pricing of domestic and foreign supplies of refined products such as gasoline, diesel fuel, jet fuel, home heating oil and petrochemicals;

•	foreign imports and exports of crude oil, refined products, natural gas and NGLs;

•	refining industry overcapacity or under capacity;

•	changes in producer customers’ drilling plans or in volumes of throughput of crude oil, natural gas, NGLs, refined products or other hydrocarbon-based products;

•	changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks and refined products;

•	changes to our capital budget, expected construction costs and timing of projects;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;

•	fluctuations in consumer demand for refined products, natural gas and NGLs, including seasonal fluctuations;

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

•
changes in the credit ratings assigned to our debt securities and trade credit, changes in the availability of unsecured credit, changes affecting the credit markets generally and our ability to manage such changes;

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

PART I

Item 1. Business
Overview
Marathon Petroleum Corporation (“MPC”) has 130 years of experience in the energy business with roots tracing back to the formation of the Ohio Oil Company in 1887. We are one of the largest independent petroleum product refining, marketing, retail and transportation businesses in the United States and the largest east of the Mississippi. We are one of the largest natural gas processors in the United States and the largest processor and fractionator in the Marcellus and Utica shale regions.
Our operations consist of three reportable operating segments: Refining & Marketing; Speedway; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing – refines crude oil and other feedstocks at our six refineries in the Gulf Coast and Midwest regions of the United States, purchases refined products and ethanol for resale and distributes refined products through various means, including pipeline and marine transportation, terminals and storage services provided by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, buyers on the spot market, our Speedway® business segment and to independent entrepreneurs who operate Marathon® retail outlets.

•	Speedway – sells transportation fuels and convenience products in the retail market in the Midwest, East Coast and Southeast regions of the United States.

•
Midstream – gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs; and transports and stores crude oil and refined products principally for the Refining & Marketing segment via pipelines, terminals, towboats and barges. The Midstream segment primarily reflects the results of MPLX, our sponsored master limited partnership.

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
MPLX is a diversified, growth-oriented publicly traded master limited partnership (“MLP”) formed by us in 2012 to own, operate, develop and acquire midstream energy infrastructure assets. MPLX is engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; and the gathering, transportation and storage of crude oil and refined petroleum products. On December 4, 2015, we completed the MarkWest Merger, whereby MarkWest became a wholly-owned subsidiary of MPLX.
As of December 31, 2017, we owned a 30.4 percent interest in MPLX, including a two percent general partner interest. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the interest owned by the public. The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements. The assets of MPLX are the property of MPLX and cannot be used to satisfy the obligations of MPC.
Recent Developments
Strategic Actions to Enhance Shareholder Value
On January 3, 2017, we announced plans to significantly accelerate the dropdown of assets with an estimated $1.4 billion of MLP-eligible annual EBITDA to MPLX and to exchange our economic interests in the general partner of MPLX, including IDRs, for newly issued MPLX common units. In 2017, in connection with these plans, we contributed assets to MPLX with projected annual EBITDA of approximately $400 million for $1.93 billion of cash and approximately 31 million MPLX common units and general partner units. On February 1, 2018, we completed the dropdown of the remaining identified assets, which included our refining logistics assets and fuels distribution services with projected annual EBITDA of approximately $1 billion, in exchange for $4.1 billion of cash and 114 million MPLX common units and general partner units.
The cash consideration for these dropdowns in 2017 and 2018 was financed by MPLX with $6.0 billion of debt. See “Other Highlights” section for additional information on MPLX debt financing in 2017 and 2018. The equity financing was funded through new MPLX common units and general partner units issued to us. Immediately following the closing of the February 1, 2018 dropdown, our IDRs were cancelled and our economic general partner interest in MPLX was converted into a non-economic general partner interest, all in exchange for 275 million newly issued MPLX common units, which resulted in us owning approximately 64 percent of the issued and outstanding MPLX common units as of February 1, 2018. These actions were designed to provide a clear valuation of our midstream platform and to provide an ongoing return of capital to our shareholders in a manner consistent with maintaining an investment-grade credit profile.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on our strategic actions to enhance shareholder value. See Item 8. Financial Statements and Supplementary Data – Note 4 for more information on the 2017 dropdowns to MPLX and Note 26 for more information on the 2018 dropdown to MPLX.
Acquisitions and Investments
Our acquisition and investment activity in 2017 was primarily focused in our Midstream segment as follows:

•	On March 1, 2017, MPLX acquired the Ozark pipeline from Enbridge Pipelines (Ozark) LLC for approximately $219 million.

•
On February 15, 2017, MPLX acquired a partial, indirect equity interest in the Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Company Pipeline (“ETCOP”) projects, collectively referred to as the Bakken Pipeline system, through a joint venture, MarEn Bakken Company LLC (“MarEn Bakken”), with Enbridge Energy Partners L.P. (“Enbridge Energy Partners”). MPLX holds, through a subsidiary, a 25 percent interest in MarEn Bakken, which equates to an approximate 9.2 percent indirect equity interest in the Bakken Pipeline system. MPLX contributed $500 million of the $2 billion purchase price paid by the joint venture.

•
Effective January 1, 2017, MPLX and Antero Midstream formed a joint venture, Sherwood Midstream LLC (“Sherwood Midstream”), to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. MarkWest has a 50 percent ownership interest in Sherwood Midstream. In connection with this transaction, MarkWest contributed certain gas processing plants that were under construction at the Sherwood Complex with a fair value of approximately $134 million, cash of approximately $20 million and sold Class A Interests in MarkWest Ohio Fractionation to Sherwood Midstream for $126 million in cash. Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), a joint venture with MarkWest and Sherwood Midstream, was also formed to own, operate and maintain certain assets owned by Sherwood Midstream and MarkWest. MarkWest contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest.

See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on these acquisitions and investments and Note 6 for additional information related to the investments in Sherwood Midstream, Ohio Fractionation and Sherwood Midstream Holdings.
Other Highlights

•
On February 8, 2018, MPLX issued $5.5 billion in aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.000 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.500 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.700 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.900 percent unsecured senior notes due April 2058. On February 8, 2018, $4.1 billion of the net proceeds were used to repay the 364-day term-loan facility, which was drawn on February 1, 2018 to fund the cash portion of the consideration MPLX paid MPC for the dropdown of assets on February 1, 2018. The remaining proceeds will be used to repay outstanding borrowings under MPLX’s revolving credit facility and intercompany loan agreement with us and for general partnership purposes.

•
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

•
Primarily during the first six months of 2017, MPLX issued an aggregate of 14 million MPLX common units under the Second Amended and Restated Distribution Agreement (the “Distribution Agreement”) providing for at-the-market issuances of common units, in amounts, at prices and on terms determined by market conditions and other factors at the time of the offerings (such at-the-market program, referred to as the “ATM Program”), generating net proceeds of approximately $473 million.

See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information on MPLX.
Our Competitive Strengths

Extensive Integrated Platform of Midstream, Retail and Refining Assets
We believe the integration of our midstream, retail and refining assets distinguishes us from our competitors. Our midstream, retail and refining assets have significant scale.We currently own, lease or have ownership interests in approximately 10,800 miles of crude oil and products pipelines. Additionally, we have more than 6,000 miles of natural gas gathering and NGL pipelines. We also own or have ownerships interests in one of the largest private domestic fleets of inland petroleum product barges and one of the largest terminal operations in the United States, as well as trucking and rail assets. We operate this transportation and distribution system in coordination with our refining and marketing network, which can process up to 1.9 mmbpcd of crude oil, enabling us to optimize raw material supplies and refined product distribution, and deliver important economies of scale across our platform. Our Speedway segment, discussed further below, is one of our largest distribution channels and also our most ratable.
We believe our integrated platform of assets gives us extensive flexibility and optionality to meet the growth needs of the market and the ability to respond promptly to dynamic market conditions, including weather-related and marketplace disruptions.
Competitively Positioned Marketing Operations Provide Assured Product Sales
We are one of the largest wholesale suppliers of gasoline and distillates to resellers within our market area. We have two strong retail brands: Speedway® and Marathon®. We believe Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,740 convenience stores in 21 states throughout the Midwest, East Coast and Southeast regions of the United States. In addition, our highly successful Speedy Rewards® customer loyalty program, which averaged approximately 6 million active members in 2017, provides us with a unique competitive advantage and opportunity to increase our customer base at existing and new Speedway locations. The Marathon brand is an established motor fuel brand primarily in the Midwest and Southeast regions of the United States, comprised of approximately 5,600 retail outlets operated by independent entrepreneurs across 20 states as of December 31, 2017. The Marathon brand and Speedway have been channels for sales volume growth in existing and contiguous markets.
We consider assured sales as those sales we make to Marathon brand customers, our Speedway operations and to our wholesale customers with whom we have required minimum volume sales contracts. Our assured sales currently account for approximately 70% of our gasoline production. We believe having assured sales brings ratability to our distribution systems, provides a solid base to enhance our overall supply reliability and allows us to efficiently and effectively optimize our operations across our refineries and our transportation and distribution system.
High Quality Network of Strategically Located Assets
We believe we are the largest crude oil refiner in the Midwest and the second largest in the United States based on crude oil refining capacity. We own a six-plant refinery network, with approximately 1.9 mmbpcd of crude oil throughput capacity. Our refineries process a wide range of crude oils, feedstocks and condensate, including heavy and sour crude oils, which can generally be purchased at a discount to sweet crude oil, and produce transportation fuels such as gasoline and distillates, specialty chemicals and other refined products. While we have historically processed significant quantities of heavy and sour crude oils, our refineries have the ability to process as much as 65 percent to 70 percent light sweet or sour crude oils.

The geographic locations of our refineries provide us with strategic advantages. Located in PADD II and PADD III, which consist of states in the Midwest and the Gulf Coast regions of the United States, our refineries have the ability to procure crude oil from a variety of supply sources, including domestic, Canadian and other foreign sources, which provides us with flexibility to optimize crude supply costs. For example, geographic proximity to various United States shale oil regions and Canadian crude oil supply sources allows our refineries access to price-advantaged crude oils and lower transportation costs than certain of our refining competitors. Our refinery locations and midstream distribution system also allow us to access refined product export markets and to serve a broad range of key end-user markets across the United States quickly and cost-effectively.
MPLX’s logistics assets are similarly located in the Midwest and Gulf Coast regions of the United States. These regions collectively comprised approximately 75 percent of total United States crude distillation capacity and can serve markets representing approximately 81 percent of total United States finished products demand for the year ended December 31, 2017, according to the EIA. This significantly complements our Refining & Marketing segment and creates strategic opportunities for MPC. MPLX is also the largest natural gas processor and fractionator in the Marcellus and Utica shale regions which provides it with strategic competitive advantages in capturing and contracting for gathering, processing and fractionation of new supplies of natural gas as production in these regions continues to increase. MPLX also has a growing presence in the southwestern portion of the United States with an existing strong competitive position with ample opportunities for long-term continued organic growth and close proximity to other expansion opportunities. As of December 31, 2017, MPLX’s gathering and processing operations include approximately 5.9 bcf/d of gathering capacity, 8.0 bcf/d of natural gas processing capacity and 610 mbpd of fractionation capacity. Our integrated midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States to domestic and international markets.
Our Speedway segment, which operates in the Midwest, East Coast and Southeast, complements our refining and midstream assets providing a significant and ratable outlet for our refinery production. Speedway’s expansion from nine to 21 states since 2013 has also enabled us to further leverage our integrated refining and transportation system. Speedway is a top performer in the convenience store industry with the highest EBITDA per store per month of its public peers and leading positions with respect to other comparisons based on light products volume, merchandise sales and total margin on a per store per month basis.

MARATHON
Marketing Area
MPC Refineries
Light Product Terminals
MPC Owned and Part-owned
Third Party
Asphalt/Heavy Oil Terminals
MPC Owned
Third Party
Water Supplied Terminals
Coastal
Inland
Pipelines
MPC Owned & Operated
MPC Interest: Operated by MPLX
MPC Interest: Operated by Others
Pipelines Used by MPC
Renewable Fuels
Ethanol Facility
Biodiesel Facility
MPLX
MPLX Terminals: Owned and Part-owned
MPLX Pipelines: Owned & Operated
Barge Dock
MPLX Interest Pipelines: Operated by Others
Cavern
MPLX Operated Pipelines: Owned by Others
MarkWest Complex
Marine Repair Facility
LOOP LLC

*    As of December 31, 2017
General Partner and Sponsor of MPLX
Our investment in MPLX provides us an efficient vehicle to invest in organic projects and pursue acquisitions of midstream assets; all with the focus of enhancing our share price through our limited partner interest in MPLX. MLP interests tend to receive higher market multiples. MPLX’s liquidity, size, scale and access to the capital markets should provide us a strong foundation to execute our strategy for growing our midstream business.
Following the completion of our strategic actions to enhance shareholder value discussed earlier, we own approximately 505 million MPLX common units with a value of $19.15 billion based on MPLX’s February 1, 2018 closing unit price of $37.95.
See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information on the dropdowns to MPLX.
Established Track Record of Profitability
We have demonstrated an ability to achieve positive financial results throughout all stages of the business cycle due in large part to our business mix and geographic diversity. Income generated by our Speedway segment is less sensitive to business cycles. Similarly, long-term, fee based income generated by our Midstream segment is more stable over business cycles, while our Refining & Marketing segment enables us to generate significant income and cash flow when market conditions are more favorable. We also believe our strategies position us well to continue to achieve competitive financial results.
Strong Financial Position
As of December 31, 2017, we had $3.01 billion in cash and cash equivalents and $4.25 billion in unused committed borrowing facilities, excluding MPLX’s cash and cash equivalents of $5 million and its credit facilities. We had $6.00 billion of debt at year-end, excluding MPLX debt of $6.95 billion. This combination of strong liquidity and manageable leverage provides financial flexibility to fund our growth projects and to pursue our business strategies.

Our Business Strategies
Maintain Top-Tier Safety and Environmental Performance
We remain committed to operating our assets in a safe and reliable manner and targeting continual improvement in our safety record across all of our operations. We have a history of safe and reliable operations, which was demonstrated again in 2017 with solid personal and process safety performance compared to similar industry averages. In addition, our corporate headquarters, four of our six refineries and 11 additional facilities have earned designations as an OSHA VPP Star site which recognizes employers and workers who have implemented effective safety and health management systems.
We also remain committed to environmental stewardship by continuing to improve the efficiency and reliability of our operations. For instance, in 2010, we established a “Focus on Energy” initiative to bolster our commitment to improving the efficiency of our existing installations. As part of this initiative, a team of dedicated energy specialists was formed to: track and communicate nearly 600 individual energy metrics throughout our refining system; ensure energy efficiency is designed into proposed capital and expense projects; and identify and implement energy-efficiency improvements at each of our refineries, including multi-year programs to enhance insulation, steam system performance and heat integration. Through this focus, our refineries have achieved significant energy-efficiency improvements and performance. Since the EPA began recognizing petroleum refineries under its Energy Star® program in 2006, we have earned 76 percent of the Energy Star® recognitions, despite owning and operating just 10 percent of total U.S. refining capacity. We have also implemented similar initiatives in our transportation fleet which has been recognized as an EPA SmartWay® partner. The SmartWay program recognizes the best-performing freight carriers for greenhouse gas and energy efficiency. These measures not only reduce emissions but can also reduce operating costs.
We proactively address our regulatory requirements and encourage our operations to continually improve their environmental performance through our DEI program, which establishes goals and measures performance. In 2017, we began to include our natural gas gathering and processing operations in certain aspects of the program. Even with the additional assets included, we maintained our performance from 2016 with 31 DEI’s, a 53 percent reduction in DEI’s since 2013. Since 2001, MPC’s health, environment, safety and security (“HES&S”) performance has been continually improving under the Responsible Care® Management System, and we are now moving into a more rigorous phase of HES&S management that represents a new level of commitment: RC14001®:2015 certification. RC14001 is a management system that combines Responsible Care with the globally recognized ISO14001:2015 environmental management system, established by the International Organization for Standardization (“ISO”). ISO is an independent, nongovernmental international body that provides world-class specifications for products, services and systems that ensure quality, safety and efficiency. Similar to Responsible Care, RC14001 provides the Company a management system that integrates health, environmental stewardship, safety and security, and is third-party audited to ensure compliance and continual improvement. Two of our six refineries and our Marathon Pipeline organization and Terminal, Transport and Rail organization are already certified to the RC14001 standard. We expect that our remaining refineries will by certified in 2018 and our natural gas gathering and processing operations will begin to seek RC14001 certification in 2019.
Grow Higher Valued, Stable Cash Flow Businesses
We intend to continue allocating significant portions of our capital to investments to grow our midstream and retail businesses. These businesses typically have more predictable and stable income and cash flows compared to our refining operations and we believe investors assign a higher value to such businesses.
MPLX has significantly expanded its midstream activities through mergers and acquisitions, dropdown transactions with MPC and organic growth projects. MPLX will consider organic growth projects that provide attractive returns and cash flows both within its geographic footprint as well as in new regions. MPLX may pursue these opportunities as standalone projects, with MPC or with other parties. MPLX has identified a number of potential projects over the next several years. These primarily include projects to expand gathering, processing and fractionation infrastructure in the Marcellus and Utica regions and infrastructure investments in the Permian Basin to support significant oil and gas production activities forecasted in those regions.
We intend to continue growing Speedway’s profitability by focusing on organic growth opportunities targeted to fill in voids in our existing markets by building new locations and by rebuilding or remodeling existing stores. We will also look to expand our presence by opportunistically acquiring high quality stores in new and existing markets. We have identified numerous opportunities for new convenience stores or store rebuilds in our existing market, with a continued focus in Chicago and Tennessee, as well as opportunities for growth in new markets including Georgia, South Carolina and upstate New York. We also plan to capitalize on diesel demand growth by building out our network of commercial fueling lane locations, which cater to local and regional transport fleets, within our core market.

Focus on Long-Term Integrated Relationships with Our Producer Customers
MPLX has developed long-term integrated relationships with its natural gas and NGL producer customers. These relationships are characterized by an intense focus on customer service and a deep understanding of producer customers’ requirements coupled with the ability to increase the level of our midstream services in response to their midstream requirements. Through collaborative planning with these producer customers, MPLX continues to construct high-quality midstream infrastructure and provide unique solutions that are critical to the ongoing success of producer customers’ development plans. As a result of these efforts, MPLX’s MarkWest subsidiary has been a top-rated midstream service provider in customer satisfaction since 2006, as determined by an independent research provider.
Pursue Margin Enhancing Investments in Refining to Deliver Top Quartile Refining Performance
Our refining system has the flexibility to process a wide array of crude oils, which positions us well to benefit from economically attractive Canadian heavy crudes, heavy/sour waterborne cargos, as well as the growing crude oil and condensate production from North American shale plays. In addition to having access to multiple domestic markets for our refined products, we are also well positioned to export distillates and gasoline from our Gulf Coast refineries.
We intend to enhance margins in our Refining & Marketing segment by realizing benefits from targeted investments, primarily in our Gulf Coast refining operations. Over the mid- to long-term, we believe significant opportunities exist for refiners that can access international markets with their refined products and that can upgrade residual fuel oil into more valuable refined products, especially distillates. To this end, we are investing approximately $1.5 billion in Galveston Bay through the STAR project to create a world-class refining complex. This investment will enable us to upgrade low value residual fuel oil into higher value refined products and lowers the refinery’s cost of production. The project scope increases heavy crude processing capacity, increases distillate and gas oil recovery and improves the refinery’s overall reliability. Project implementation began in 2016 and will complete in early 2022. In addition to STAR, we are expanding Galveston Bay’s waterborne product loading capacity to optimize our Gulf Coast product supply system. We are also investing approximately $200 million in our Garyville refinery to increase coking capacity and ULSD production, scheduled to complete in 2020. Both the Galveston Bay STAR and Garyville coker expansion projects will allow MPC to capitalize on the expected increase in demand for low sulfur distillate arising from the International Maritime Organization (“IMO”) low sulfur bunker fuel requirements effective in 2020. Additionally, Garyville will complete the final phase of its Diesel Max project in early-2018, increasing MPC’s ULSD production, anticipated to be a key blending component for compliant bunker fuel. Finally, MPC has additional projects under development that would yield benefit through residual fuel oil destruction or increased ULSD production.
Sustain Focus on Disciplined Capital Allocation and Shareholder Returns
We intend to maintain our focus on a disciplined and balanced approach to capital allocation, including return of capital to shareholders, in a manner consistent with maintaining an investment-grade credit profile. Since becoming a stand-alone company in June 2011, our dividend has increased by a 26.5 percent compound annual growth rate and our board of directors has authorized share repurchases totaling $13.0 billion. Through open market purchases and two ASR programs, we repurchased 246 million shares of our common stock for approximately $9.81 billion, representing approximately 35 percent of our outstanding common shares when we became a stand-alone company in June 2011. We achieved these shareholder returns while also investing in the business and maintaining an investment-grade credit profile. As of December 31, 2017, $3.19 billion of authorization remains available for future share repurchases.
Utilize and Enhance our High Quality Employee Workforce
We utilize our high quality employee workforce by continuously leveraging their commercial skills. In addition, we continue to enhance our workforce through active recruitment of the best candidates from diverse backgrounds and effective training programs on safety, environmental stewardship, diversity and inclusion and other professional and technical skills.
The above discussion contains forward-looking statements with respect to the business and operations of MPC and our competitive strengths and business strategies, including our expected investments and the adequacy of our capital resources and liquidity. Factors that could impact our competitive strengths and business strategies, including the adequacy of our capital resources and liquidity include, but are not limited to, our ability to achieve the strategic and other objectives related to the strategic initiatives discussed herein; our ability to generate sufficient income and cash flow to effect the intended share repurchases, including within the expected timeframe; our ability to manage disruptions in credit markets or changes to our credit rating; the potential impact on our share price if we are unable to effect the intended share repurchases; adverse changes in laws including with respect to tax and regulatory matters; changes to the expected construction costs and timing of projects; continued/further volatility in and/or degradation of market and industry conditions; the availability and pricing of crude oil and other feedstocks; slower growth in domestic and Canadian crude supply; the effects of the lifting of the U.S. crude oil export ban; completion of pipeline capacity to areas outside the U.S. Midwest; consumer demand for refined products; transportation logistics; the reliability of processing units and other equipment; MPC's ability to successfully implement growth opportunities; the impact of adverse market conditions affecting MPC’s and MPLX’s midstream business; modifications to MPLX earnings and distribution growth objectives; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; adverse results in litigation; changes to MPC's capital budget; other risk factors inherent to MPC's industry. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in this Annual Report on Form 10-K.
Refining & Marketing
Refineries
We currently own and operate six refineries in the Gulf Coast and Midwest regions of the United States with an aggregate crude oil refining capacity of 1,881 mbpcd. During 2017, we merged the management and operations of the Galveston Bay and Texas City refineries into a single world-class refining complex that is now operated as Galveston Bay Refinery. As of December 31, 2017, historical refinery data reported for Galveston Bay will include the former Texas City refinery. During 2017, our refineries processed 1,765 mbpd of crude oil and 179 mbpd of other charge and blendstocks. During 2016, our refineries processed 1,699 mbpd of crude oil and 151 mbpd of other charge and blendstocks.
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
Our refineries are integrated with each other via pipelines, terminals and barges to maximize operating efficiency. The transportation links that connect our refineries allow the movement of intermediate products between refineries to optimize operations, produce higher margin products and efficiently utilize our processing capacity. For example, naphtha may be moved from Galveston Bay to Robinson where excess reforming capacity is available. Also, shipping intermediate products between facilities during partial refinery shutdowns allows us to utilize processing capacity that is not directly affected by the shutdown work.
Following is a description of each of our refineries and their capacity.
Galveston Bay, Texas City, Texas Refinery (571 mbpcd). Our Galveston Bay refinery is a world-class refining complex resulting from the combination of our former Texas City refinery and Galveston Bay refinery, which we acquired on February 1, 2013. The refinery is located on the Texas Gulf Coast approximately 30 miles southeast of Houston, Texas and can process a wide variety of crude oils into gasoline, distillates, aromatics, heavy fuel oil, refinery-grade propylene, fuel-grade coke, dry gas and sulfur. The refinery has access to the export market and multiple options to sell refined products. Our cogeneration facility, which supplies the Galveston Bay refinery, currently has 1,055 megawatts of electrical production capacity and can produce 4.3 million pounds of steam per hour. Approximately 46 percent of the power generated in 2017 was used at the refinery, with the remaining electricity being sold into the electricity grid.
Garyville, Louisiana Refinery (556 mbpcd). Our Garyville, Louisiana refinery is located along the Mississippi River in southeastern Louisiana between New Orleans, Louisiana and Baton Rouge, Louisiana. The Garyville refinery is configured to process a wide variety of crude oils into gasoline, distillates, fuel-grade coke, asphalt, polymer-grade propylene, propane, dry gas, heavy fuel oil, slurry, refinery-grade propylene and sulfur. The refinery has access to the export market and multiple options to sell refined products. A major expansion project was completed in 2009 that increased Garyville’s crude oil refining capacity, making it one of the largest refineries in the U.S. Our Garyville refinery has earned designation as an OSHA VPP Star site.
Catlettsburg, Kentucky Refinery (277 mbpcd). Our Catlettsburg, Kentucky refinery is located in northeastern Kentucky on the western bank of the Big Sandy River, near the confluence with the Ohio River. The Catlettsburg refinery processes sweet and sour crude oils into gasoline, distillates, asphalt, aromatics, heavy fuel oil and propane. In the second quarter of 2015, we completed construction of a condensate splitter at our Catlettsburg refinery, which increased our capacity to process condensate from the Utica shale region.
Robinson, Illinois Refinery (245 mbpcd). Our Robinson, Illinois refinery is located in southeastern Illinois. The Robinson refinery processes sweet and sour crude oils into gasoline, distillates, anode-grade coke, propane, aromatics, slurry and refinery-grade propylene. The Robinson refinery has earned designation as an OSHA VPP Star site.

Detroit, Michigan Refinery (139 mbpcd). Our Detroit, Michigan refinery is located in southwest Detroit. It is the only petroleum refinery currently operating in Michigan. The Detroit refinery processes sweet and heavy sour crude oils into gasoline, distillates, asphalt, fuel-grade coke, chemical-grade propylene, propane and slurry. Our Detroit refinery earned designation as an OSHA VPP Star site. In the fourth quarter of 2012, we completed a heavy oil upgrading and expansion project that enabled the refinery to process up to an additional 80 mbpd of heavy sour crude oils, including Canadian crude oils.
Canton, Ohio Refinery (93 mbpcd). Our Canton, Ohio refinery is located approximately 60 miles south of Cleveland, Ohio. The Canton refinery processes sweet and sour crude oils, including production from the nearby Utica Shale, into gasoline, distillates, asphalt, roofing flux, propane, refinery-grade propylene and slurry. In December 2014, we completed construction of a condensate splitter at our Canton refinery, which increased our capacity to process condensate from the Utica shale region. The Canton refinery has earned designation as an OSHA VPP Star site.
As of December 31, 2017, our refineries had 22 rail loading racks and 26 truck loading racks and three of our refineries had a total of seven owned and 12 non-owned docks. Total throughput in 2017 was 99 mbpd for the refinery loading racks and 875 mbpd for the refinery docks.
Planned maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail.
Refined Product Yields
The following table sets forth our refinery production by product group for each of the last three years.

Refined Product Yields (mbpd)	2017	2016	2015
Gasoline	932	900	913
Distillates	641	617	603
Propane	36	35	36
Feedstocks and special products	277	241	281
Heavy fuel oil	37	32	31
Asphalt	63	58	55
Total	1,986	1,883	1,919
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

Sources of Crude Oil Refined (mbpd)	2017	2016	2015
United States	999	986	1,138
Canada	381	326	244
Middle East and other international	385	387	329
Total	1,765	1,699	1,711
Our refineries receive crude oil and other feedstocks and distribute our refined products through a variety of channels, including pipelines, trucks, railcars, ships and barges.
Renewable Fuels
We currently own a biofuel production facility in Cincinnati, Ohio that produces biodiesel, glycerin and other by-products. The capacity of the plant is approximately 70 million gallons per year.
We hold ownership interests in ethanol production facilities in Albion, Michigan; Clymers, Indiana and Greenville, Ohio. These plants have a combined ethanol production capacity of approximately 415 million gallons per year (27 mbpd) and are managed by a co-owner.

Refined Product Marketing
We believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers and consumers within our 26-state market area. Independent retailers, wholesale customers, our Marathon brand jobbers and Speedway brand convenience stores, airlines, transportation companies and utilities comprise the core of our customer base.
The following table sets forth our refined product sales volumes by product group for each of the last three years.

Refined Product Sales by Product Group (mbpd)	2017	2016	2015
Gasoline	1,201	1,219	1,241
Distillates	691	676	667
Propane	37	35	36
Feedstocks and special products	265	231	258
Heavy fuel oil	69	35	30
Asphalt	68	63	57
Total	2,331	2,259	2,289
In addition, we sell gasoline, distillates and asphalt for export, primarily out of our Garyville and Galveston Bay refineries. The following table sets forth our refined product sales destined for export by product group for the past three years.

Refined Product Sales Destined for Export (mbpd)	2017	2016	2015
Gasoline	96	91	101
Distillates	192	199	214
Asphalt	9	6	4
Total	297	296	319
Gasoline and Distillates. We sell gasoline, gasoline blendstocks and distillates (including No. 1 and No. 2 fuel oils, jet fuel, kerosene and diesel fuel) to wholesale customers, Marathon-branded independent entrepreneurs and our Speedway® convenience stores and on the spot market. In addition, we sell diesel fuel and gasoline for export to international customers. We sold 52 percent of our gasoline sales volumes and 89 percent of our distillates sales volumes on a wholesale or spot market basis in 2017. The demand for gasoline and distillates is seasonal in many of our markets, with demand typically at its highest levels during the summer months.
We have blended ethanol into gasoline for more than 25 years and began expanding our blending program in 2007, in part due to federal regulations that require us to use specified volumes of renewable fuels. Ethanol volumes sold in blended gasoline were 81 mbpd in 2017, 84 mbpd in 2016 and 85 mbpd in 2015. We sell reformulated gasoline, which is also blended with ethanol, in 12 states in our marketing area. We also sell biodiesel-blended diesel fuel in 17 states in our marketing area. The future expansion or contraction of our ethanol and biodiesel blending programs will be driven by market economics and government regulations.
Propane. We produce propane at all of our refineries. Propane is primarily used for home heating and cooking, as a feedstock within the petrochemical industry, for grain drying and as a fuel for trucks and other vehicles. Our propane sales are typically split evenly between the home heating market and petrochemical consumers.
Feedstocks and Special Products. We are a producer and marketer of feedstocks and special products. Product availability varies by refinery and includes platformate, alkylate, FCC unit gas, naptha, dry gas, propylene, raffinate, butane, benzene, xylene, molten sulfur, cumene and toluene. We market these products domestically to customers in the chemical, agricultural and fuel-blending industries. In addition, we produce fuel-grade coke at our Garyville, Detroit and Galveston Bay refineries, which is used for power generation and in miscellaneous industrial applications, and anode-grade coke at our Robinson refinery, which is used to make carbon anodes for the aluminum smelting industry. Our feedstocks and special products sales increased to 265 mbpd in 2017 from 231 mbpd in 2016 and decreased in 2016 from 258 mbpd in 2015. The increase in 2017 was primarily due to more feedstocks and special products sold on the spot market as a result of increased product yields. The decrease in 2016 was primarily due to more feedstocks used in production versus selling them on the spot market.
Heavy Fuel Oil. We produce and market heavy residual fuel oil or related components, including slurry, at all of our refineries. Heavy residual fuel oil is primarily used in the utility and ship bunkering (fuel) industries, though there are other more specialized uses of the product.

Asphalt. We have refinery-based asphalt production capacity of up to 104 mbpcd, which includes asphalt cements, polymer-modified asphalt, emulsified asphalt, industrial asphalts and roofing flux. We have a broad customer base, including asphalt-paving contractors, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers. We sell asphalt in the domestic and export wholesale markets via rail, barge and vessel.
The following table sets forth, as a percentage of total refined product sales volume, the sales of refined products to our different customer types for the past three years.

Refined Product Sales by Customer Type	2017	2016	2015
Private-brand marketers, commercial and industrial customers, including spot market	71%	69%	69%
Marathon-branded independent entrepreneurs	13%	14%	14%
Speedway® convenience stores	16%	17%	17%
As of December 31, 2017, there were 5,617 retail outlets in 20 states and the District of Columbia where independent entrepreneurs maintain Marathon-branded retail outlets.
Terminals
As of December 31, 2017, our Refining & Marketing segment owned and operated 18 asphalt terminals and two light products terminals. In addition, we distribute refined products through 59 light products terminals owned by MPLX and approximately 130 third-party light products and two third-party asphalt terminals in our market area.
Transportation - Truck and Rail
As of December 31, 2017, we owned 180 transport trucks and 193 trailers with an aggregate capacity of 1.8 million gallons for the movement of refined products and crude oil. In addition, we had 1,999 leased and 19 owned railcars of various sizes and capacities for movement and storage of refined products.
The locations and detailed information about our Refining & Marketing assets are included under Item 2. Properties and are incorporated herein by reference.
Speedway
Our Speedway segment sells gasoline, diesel and merchandise through convenience stores that it owns and operates under the Speedway brand. Speedway convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items. Speedway’s Speedy Rewards® loyalty program has been a highly successful loyalty program since its inception in 2004, with a consistently growing base which averaged approximately 6 million active members in 2017. Speedway’s ability to capture and analyze member-specific transactional data enables us to offer Speedy Rewards® members discounts and promotions specific to their buying behavior. We believe Speedy Rewards® is a key reason customers choose Speedway over competitors and it continues to drive significant value for both Speedway and our Speedy Rewards® members.
The demand for gasoline is seasonal, with the highest demand usually occurring during the summer driving season. Margins from the sale of merchandise tend to be less volatile than margins from the retail sale of gasoline and diesel fuel.
As of December 31, 2017, Speedway had 2,744 convenience stores in 21 states. Speedway also owns a 29 percent interest in PFJ Southeast LLC (“PFJ Southeast”), which is a joint venture between Speedway and Pilot Flying J with 124 travel center locations primarily in the Southeast United States as of December 31, 2017.
As of December 31, 2017, Speedway owned 109 transport trucks and 103 trailers for the movement of gasoline and distillate.
The locations and detailed information about our Speedway assets are included under Item 2. Properties and are incorporated herein by reference.
Midstream
The Midstream segment, which primarily includes the operations of MPLX, gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs; and transports and stores crude oil and refined products principally for the Refining & Marketing segment via pipelines, terminals, towboats and barges. The Midstream segment also includes certain related operations retained by MPC.
MPLX
As of December 31, 2017, MPLX assets included approximately 5.9 bcf/d of natural gas gathering capacity, 8.0 bcf/d of natural gas processing capacity and 610 mbpd of NGL fractionation capacity.

MPLX assets as of December 31, 2017, also included 1,613 miles of owned or leased and operated common carrier crude oil pipelines and 2,360 miles of common carrier products pipelines and partial ownership in 2,194 miles of crude oil pipelines and 1,917 miles of products pipelines, all of which are across 17 states. In 2017, third parties generated 16 percent of the crude oil and product shipments on MPLX’s common carrier pipelines, excluding volumes shipped by MPC under joint tariffs with third parties. MPLX owns nine butane and propane storage caverns with total capacity of approximately 3 million barrels.
As of December 31, 2017, MPLX owned and operated 59 light products terminals and distributes refined products through one leased light products terminal and two light products terminals in which it has partial ownership interests but does not operate.
As of December 31, 2017, MPLX’s marine transportation operations included 18 owned towboats, as well as 208 owned and 24 leased barges that transport refined products and crude oil on the Ohio, Mississippi and Illinois rivers and their tributaries and inter-coastal waterways.

MPC-Retained Midstream Assets and Investments
We retained ownership interests in several crude oil and products pipeline systems and pipeline companies. We own 228 miles of private products pipelines that are operated by MPL for the benefit of our Refining & Marketing segment on a cost recovery basis. We also have undivided joint interests in 739 miles of common carrier crude oil pipeline systems and partial ownership interests in pipeline companies including 1,741 miles of products pipelines.
As of December 31, 2017, we also have indirect ownership interests in two ocean vessel joint ventures with Crowley through our investment in Crowley Coastal Partners. These joint ventures operate and charter four Jones Act product tankers, most of which are leased to MPC, and own and operate three 750 Series ATB vessels that are leased to MPC.
The locations and detailed information about our Midstream assets are included under Item 2. Properties and are incorporated herein by reference.
Competition, Market Conditions and Seasonality
The downstream petroleum business is highly competitive, particularly with regard to accessing crude oil and other feedstock supply and the marketing of refined products. We compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of refined products. Based upon the “The Oil & Gas Journal 2018 Worldwide Refinery Survey,” we ranked second among U.S. petroleum companies on the basis of U.S. crude oil refining capacity.
We compete in four distinct markets for the sale of refined products—wholesale, spot, branded and retail distribution. We believe we compete with about 50 companies in the sale of refined products to wholesale marketing customers, including private-brand marketers and large commercial and industrial consumers; about 110 companies in the sale of refined products in the spot market; about 10 refiners or marketers in the supply of refined products to refiner-branded independent entrepreneurs; and approximately 830 retailers in the retail sale of refined products. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and retail consumers. We do not produce any of the crude oil we refine.
We also face strong competition for sales of retail gasoline, diesel fuel and merchandise. Our competitors include service stations and convenience stores operated by fully integrated major oil companies, independent entrepreneurs and other well-recognized national or regional convenience stores and travel centers, often selling gasoline, diesel fuel and merchandise at competitive prices. Non-traditional retailers, such as supermarkets, club stores and mass merchants, have affected the convenience store industry with their entrance into sales of retail gasoline and diesel fuel. Energy Analysts International, Inc. estimated such retailers had approximately 15 percent of the U.S. gasoline market in mid-2017.
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
Air
We are subject to many requirements in connection with air emissions from our operations. Internationally and domestically, emphasis has been placed on reducing greenhouse gas emissions. There has been a dramatic shift in climate-related policy under the Trump Administration as compared to the Obama Administration’s policies. On March 28, 2017, President Trump published Executive Order 13783, pledging, among other things, to review, rescind, revoke or withdraw much of the Obama-era climate change policies, regulations and guidance. The most prominent policies and regulations impacted by the Executive Order include the Obama Administration’s 2013 Climate Action Plan, the “Clean Power Plan,” the “Social Cost of Carbon,” the “Social Cost of Methane” and the Council on Environmental Quality’s “Final Guidance for Federal Departments and Agencies on Consideration of Greenhouse Gas Emissions and the Effects of Climate Change in National Environmental Policy Act Reviews.” President Trump also announced the United States would withdraw from the 2015 Paris UN Climate Change Conference Agreement, which aims to hold the increase in the global average temperature to well below two degrees Celsius as compared to pre-industrial levels. Many of the policies and regulations rescinded through Executive Order 13783 had been adopted to meet the United States’ pledge under the Agreement. The U.S. climate change strategy and implementation of that strategy through legislation and regulation may change under future administrations; therefore, the impact to our industry and operations due to greenhouse gas regulation is unknown at this time.
Regardless of whether legislation or regulation is enacted, given the continuing global demand for oil and gas - even under different hypothetical carbon-constrained scenarios - MPC has taken actions that have resulted in lower greenhouse gas emissions and we are positioned to remain a successful company well into the future. We have instituted a program to improve energy efficiency of our refineries and other assets which will continue to pay dividends in reducing our environmental footprint as well as making us more cost-competitive. We believe our mature governance and risk-management processes enable the company to effectively monitor and adjust to any transitional or physical climate-related risks.
In 2009, the EPA issued an “endangerment finding” that greenhouse gas emissions contribute to air pollution that endangers public health and welfare. Related to the endangerment finding, in April 2010, the EPA finalized a greenhouse gas emission standard for mobile sources (cars and other light duty vehicles). The endangerment finding, the mobile source standard and the EPA’s determination that greenhouse gases are subject to regulation under the Clean Air Act resulted in permitting of greenhouse gas emissions at stationary sources. Through a series of legal challenges filed against the EPA, the requirement to control greenhouse gas emissions through Best Available Control Technology has been limited to new and modified large stationary sources, such as refineries, that will also emit a criteria pollutant. Implementing Best Available Control Technology may result in increased costs to our operations. A few MPC projects may trigger greenhouse gas permitting requirements but any additional capital spending will likely not be significant.
The EPA has finalized Source Performance Standards for greenhouse gas emissions for new and existing electric utility generating units. These standards could impact electric and natural gas rates for all our operations. Legal challenges have been filed by several states and by industry groups seeking to overturn the final rules. In February 2016, the United States Supreme Court stayed implementation of the standards for existing utility generating units (also known as the Clean Power Plan) until complete disposition of the litigation. The litigation has been placed in abeyance. On October 10, 2017, the EPA issued a Notice of Proposed Rulemaking proposing to repeal the Clean Power Plan. The EPA has also announced its intention to replace the Clean Power Plan with a narrower rule. A proposed replacement rule is expected in 2018.
In the absence of federal legislation or regulation of greenhouse gas emissions, states are becoming more active in regulating greenhouse gas emissions. These measures may include state actions to develop statewide or regional programs to impose emission reductions. These measures may also include low-carbon fuel standards, such as the California program, or a state carbon tax. These measures could result in increased costs to operate and maintain our facilities, capital expenditures to install new emission controls and costs to administer any carbon trading or tax programs implemented.
We could also face increased climate-related litigation with respect to our operations or products. Private party litigation seeking damages and injunctive relief is pending against MPC and other oil and gas companies in California state court. Although uncertain, these actions could increase our costs or operations or reduce the demand for the refined products we produce, transport, store and sell.
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
In 2015, the EPA finalized a revision to the National Ambient Air Quality Standards (“NAAQS”) for ozone. The EPA lowered the primary ozone NAAQS from 75 ppb to 70 ppb. This revision initiated a multi-year process in which nonattainment designations will be made based on more recent ozone measurements that includes data from 2016. On November 6, 2017, the EPA finalized ozone attainment/unclassifiable designations for certain areas under the new standard. The EPA has not yet designated any counties as nonattainment under the lower primary ozone standard, but such nonattainment designations could result in increased costs associated with, or result in cancellation or delay of, capital projects at our facilities. For areas designated nonattainment, states will be required to adopt State Implementation Plans (“SIPs”) for nonattainment areas. These SIPs may include NOx and/or VOC reductions that could result in increased costs to our facilities. We cannot predict the various SIPs requirements at this time.
On September 29, 2015, the EPA signed the final regulations revising existing refinery air emissions standards. The revised regulations were published in the Federal Register on December 1, 2015. The revised rule requires additional controls, lower emission standards and ambient air monitoring to be implemented over a multi-year period. We do not anticipate that MPC’s costs to comply with the revised regulations will be material to our results of operations or cash flows.
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
In June 2015, the EPA and the United States Army Corps of Engineers finalized significant changes to the definition of the term “waters of the United States” (“WOTUS”) used in numerous programs under the CWA. This final rulemaking is referred to as the Clean Water Rule. The Clean Water Rule, as written, expands permitting, planning and reporting obligations and may extend the timing to secure permits for pipeline and fixed asset construction and maintenance activities. The Clean Water Rule has been challenged in multiple federal courts by many states, trade groups, and other interested parties, and in October 2015, a United States Court of Appeals issued a nationwide stay of the Clean Water Rule. On appeal, however, the Supreme Court determined that the court of appeals did not have original jurisdiction to review challenges to the 2015 Rule. As such, legal challenges to the rule will proceed in federal district courts. Concurrent with the legal challenges, on February 28, 2017, President Trump signed Executive Order 13778, directing the EPA and the Army Corps of Engineers to review the 2015 Rule for consistency with the policy outlined in the Order, and to issue a proposed rule rescinding or revising the 2015 Rule as appropriate and consistent with law. The Order also directed the agencies to consider interpreting the term ‘‘navigable waters’’ in a manner consistent with Justice Scalia’s plurality opinion in Rapanos v. United States, 547 U.S. 715 (2006). On June 27, 2017, the EPA and the U.S. Army Corps of Engineers proposed a rule to rescind the Clean Water Rule and re-codify the regulatory text that existed prior to 2015 defining "waters of the United States." Then, on February 6, 2018, the EPA and the U.S. Army Corps of Engineers published a final rule adding an applicability date of February 6, 2020, to the 2015 Clean Water Rule. Establishing an applicable date in 2020 will allow the agencies the time needed to reconsider the definition of “waters of the United States” consistent with the Executive Order.
In 2015, the EPA issued its intent to review the CWA categorical effluent limitation guidelines (“ELG”) for the petroleum refining sector. During 2017, the EPA prepared and issued a draft information request (“ICR”) requesting significant wastewater and treatment process details from select refineries, four of which were ours. EPA may also perform sampling of effluent at one or more of our refineries. The EPA has indicated they believe there have been significant changes in the characteristics of waste waters generated within refining operations that warrant the review. Specific targets for the review are the impacts of processing heavier crude oils and the transfer of air pollutants to wastewater when air pollution abatement devices are in use. A similar project, initiated in 2007 for steam electric power generation with similar attributes, resulted in a significant change in the treatment requirements for coal-fired power plants. However, on September 18, 2017, EPA postponed certain compliance dates while it conducts a rulemaking to revise the ELGs for power plants. The refining sector ELG review has the potential to result in a similar impact. The typical life-cycle for an ELG review from the intent to review to issuance of a final rule that would require upgrades is seven years. The impact of an ELG review cannot be accurately estimated at this time.
Solid Waste
We continue to seek methods to minimize the generation of hazardous wastes in our operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of USTs containing regulated substances. We have ongoing RCRA treatment and disposal operations at our Galveston Bay and Robinson refineries and primarily utilize offsite third-party treatment and disposal facilities. Ongoing RCRA-related costs, however, are not expected to be material to our results of operations or cash flows.
Remediation
We own or operate, or have owned or operated, certain convenience stores and other locations where, during the normal course of operations, releases of refined products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. Penalties or other sanctions may be imposed for noncompliance. The enforcement of the UST regulations under RCRA has been delegated to the states, which administer their own UST programs. Our obligation to remediate such contamination varies, depending on the extent of the releases and the stringency of the applicable state laws and regulations. A portion of these remediation costs may be recoverable from the appropriate state UST reimbursement funds once the applicable deductibles have been satisfied. We also have ongoing remediation projects at a number of our current and former refinery, terminal and pipeline locations.

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
Mileage Standards, Renewable Fuels and Other Fuels Requirements
The U.S. Congress passed the Energy Independence and Security Act of 2007 (“EISA”), which, among other things, set a target of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contains the RFS2. In August 2012, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) jointly adopted regulations that establish average industry fleet fuel economy standards for passenger cars and light trucks of up to 41 miles per gallon by model year 2021 and average fleet fuel economy standards of up to 49.7 miles per gallon by model year 2025. The standards from 2022 to 2025 are the government’s current estimate but will require further rulemaking by the NHTSA. In 2017, the EPA announced its intention to reconsider whether the light-duty vehicle greenhouse gas emission standards previously established for years 2022-2025 are appropriate under section 202(a) of the Clean Air Act and to coordinate its reconsideration with the parallel rulemaking process to be undertaken by the Department of Transportation’s NHTSA regarding Corporate Average Fuel Economy (CAFE) standards for cars and light trucks for the same model years. Higher CAFE standards for cars and light trucks have the potential to reduce demand for our transportation fuels. New or alternative transportation fuels such as compressed natural gas could also pose a competitive threat to our operations.
The RFS2 requires the total volume of renewable transportation fuels sold or introduced annually in the U.S. to reach 24.0 billion gallons in 2017, 26.0 billion gallons in 2018 and increase to 36.0 billion gallons by 2022. Within the total volume of renewable fuel, EISA established an advanced biofuel volume of 9.0 billion gallons in 2017, 11.0 billion gallons in 2018 and increasing to 21.0 billion gallons in 2022. Subsets within the advanced biofuel volume include biomass-based diesel, which was set as at least 1.0 billion gallons in 2014 through 2022 (to be determined by the EPA through rulemaking), and cellulosic biofuel, which was set at 5.5 billion gallons in 2017, 7.0 billion gallons in 2018 and increasing to 16.0 billion gallons in 2022.
On November 30, 2015, the EPA finalized the renewable fuel standards for the years of 2014, 2015 and 2016 as well as the biomass-based diesel standard for 2017. In a legal challenge to the 2014-2016 volumes, the court vacated the total renewable volume for 2016 and remanded to EPA for reconsideration consistent with the court’s opinion. A remanded rule that increases the 2016 total renewable volume could increase our cost of compliance with the Renewable Fuels Standards and be detrimental to the RIN market.
On November 23, 2016, the EPA finalized the renewable fuel standards for the year 2017 and the biomass based diesel standard for 2018. The EPA used its cellulosic waiver authority to reduce the standards for 2017 from the statutory amounts to the following: 19.28 billion gallons total renewable fuel; 4.28 billion gallons advanced biofuel; and 311 million gallons cellulosic ethanol. The EPA increased the biomass based diesel standard for 2018 to 2.1 billion gallons. The 2017 standards have been challenged in court. On November 30, 2017, the EPA announced the final renewable fuel standards for 2018 and the biomass based diesel standard for 2019. The EPA again used its cellulosic waiver authority to reduce the standards for 2018 from the statutory amounts to the following: 19.29 billion gallons total renewable fuel; 4.29 billion gallons advanced biofuel; and 288 million gallons cellulosic ethanol. The EPA maintained the biomass based diesel standard for 2019 at 2.1 billion gallons. In the near term, the RFS2 will be satisfied primarily with ethanol blended into gasoline. Vehicle, regulatory and infrastructure constraints limit the blending of significantly more than 10 percent ethanol into gasoline (“E10”). The volumes for 2016, 2017 and 2018 result in the ethanol content of gasoline exceeding the E10 blendwall, which will require obligated parties to either sell E15 or ethanol flex fuel at levels that exceed historical levels or retire carryover RINs. In October 2010, the EPA issued a partial waiver decision under the CAA to allow for an increase in the amount of ethanol permitted to be blended into gasoline from E10 to E15 for model year 2007 and newer light-duty motor vehicles. In January 2011, the EPA issued a second waiver for the use of E15 in vehicles model year 2001-2006. There are numerous issues, including state and federal regulatory issues, associated with marketing E15 such as infrastructure compatibility issues and vehicle manufacturer warranty concerns related to E15 usage. Neither E15 nor ethanol flex fuel has been readily accepted by the consumer.
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
In November 2017, the EPA finalized its decision to deny petitions requesting that the point of obligation for the RFS2 be moved to the terminal rack. Legal challenge of the EPA’s decision is expected and, should the court decide that EPA’s decision was incorrect and move the point of obligation, we could be subject to increased costs and compliance uncertainties.
The RFS2 has required, and may in the future continue to require, additional capital expenditures or expenses by us to accommodate increased renewable fuels use. We may experience a decrease in demand for refined products due to an increase in combined fleet mileage or due to refined products being replaced by renewable fuels. Demand for our refined products also may increase as a result of low carbon fuel standard programs or electric vehicle mandates.
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $650 million between 2014 and 2019 for capital expenditures necessary to comply with these standards, which includes estimated capital expenditures of approximately $400 million in 2018-2019.
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
Employees
We had approximately 43,800 regular full-time and part-time employees as of December 31, 2017, which includes approximately 32,150 employees of Speedway.
Certain hourly employees at our Canton, Catlettsburg and Galveston Bay refineries are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers Union under labor agreements that are due to expire in 2019. The International Brotherhood of Teamsters represents certain hourly employees at our Detroit refinery under a labor agreement that is also scheduled to expire in 2019. In addition, they represent certain hourly employees at Speedway under agreements that cover certain retail locations in New York and New Jersey that expire on March 14, 2019 and June 30, 2019, respectively. In addition, certain hourly employees at our Cincinnati biofuel production facility are represented by the Employees Representation Association under a labor agreement that is due to expire in 2021.

Executive and Corporate Officers of the Registrant
The executive and corporate officers of MPC are as follows:

Name	Age as of February 1, 2018	Position with MPC
Gary R. Heminger	64	Chairman and Chief Executive Officer
Molly R. Benson(a)	51	Vice President, Corporate Secretary and Chief Compliance Officer
Raymond L. Brooks	57	Senior Vice President, Refining
Suzanne Gagle	52	Vice President and General Counsel
Timothy T. Griffith	48	Senior Vice President and Chief Financial Officer
Thomas Kaczynski	56	Vice President, Finance and Treasurer
Thomas M. Kelley	58	Senior Vice President, Marketing
Anthony R. Kenney	64	President, Speedway LLC
D. Rick Linhardt(a)	59	Vice President, Tax
C. Michael Palmer	64	Senior Vice President, Supply, Distribution and Planning
Brian K. Partee(a)	44	Vice President, Business Development
John J. Quaid	46	Vice President and Controller
David R. Sauber	54	Senior Vice President, Human Resources, Health and Administrative Services
Donald C. Templin	54	President
Donald W. Wehrly(a)	58	Vice President and Chief Information Officer
David L. Whikehart(a)	58	Vice President, Environment, Safety and Corporate Affairs

(a)	Corporate officer.
Mr. Heminger is chairman of the board and chief executive officer. He has served as the chairman of the board since April 2016 and as chief executive officer since 2011. Mr. Heminger also served as president from 2011 until 2017, and as president of Marathon Petroleum Company LP (formerly known as Marathon Ashland Petroleum LLC and Marathon Petroleum Company LLC), currently a wholly owned subsidiary of MPC and prior to the Spinoff, a wholly owned subsidiary of Marathon Oil. He assumed responsibility as president of Marathon Petroleum Company LP in September 2001.
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
Mr. Kaczynski was appointed vice president, Finance and treasurer effective August 31, 2015. Prior to this appointment, Mr. Kaczynski was vice president and treasurer of Goodyear Tire and Rubber Company, one of the world’s largest tire manufacturers, beginning in 2014. Previously, he served as vice president, Investor Relations, of Goodyear Tire and Rubber Company beginning in 2013, vice president and corporate treasurer of Affinia Group Inc. beginning in 2005, and director of affiliate finance and of capital markets and bank relations of Visteon Corporation beginning in 2000.
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
Mr. Linhardt was appointed vice president, Tax effective February 1, 2018. Prior to this appointment, Mr. Linhardt served as director of Tax beginning in June 2017 and manager of Tax Compliance beginning in May 2013. Previously, he served as head of tax at RRI Energy, Inc., an energy service provider, beginning in 2009.
Mr. Palmer was appointed senior vice president, Supply, Distribution and Planning effective June 30, 2011. Prior to this appointment, Mr. Palmer served as vice president, Crude, Supply and Logistics for Marathon Petroleum Company LP beginning in June 2010. He served as director of Crude, Supply and Logistics beginning in February 2010, and as senior vice president, Oil Sands Operations and Commercial Activities for Marathon Oil Canada Corporation beginning in 2007.
Mr. Partee was appointed vice president, Business Development effective February 1, 2018. Prior to this appointment, Mr. Partee was director of Business Development beginning in January 2017. Previously, he was manager of crude oil logistics beginning in September 2014, vice president, Business Development and Franchise at Speedway beginning in November 2012 and commercial director for Speedway beginning in December 2009.
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
Mr. Sauber was appointed senior vice president, Human Resources, Health and Administrative services effective January 1, 2018. Prior to this appointment, Mr. Sauber served as vice president, Human Resources and Labor Relations beginning February 1, 2017. Previously he was vice president, Human Resources Policy, Benefits and Services of Shell Oil Company, a global energy and petrochemical company, beginning in 2013 and served in various leadership positions at Shell Oil Company since 2000 including regional Human Resources manager for U.S. manufacturing in 2009.
Mr. Templin was appointed president effective July 1, 2017. Prior to this appointment, Mr. Templin served as executive vice president beginning January 1, 2016, executive vice president, Supply, Transportation and Marketing beginning March 3, 2015 and senior vice president and chief financial officer beginning on June 30, 2011. Previously, he was a partner at PricewaterhouseCoopers LLP, an audit, tax and advisory services provider, with various audit and management responsibilities beginning in 1996.
Mr. Wehrly was appointed vice president and chief information officer effective June 30, 2011. Prior to this appointment, Mr. Wehrly was the manager of Information Technology Services for Marathon Petroleum Company LP beginning in 2003.
Mr. Whikehart was appointed vice president, Environment, Safety and Corporate Affairs effective February 29, 2016. Prior to this appointment, Mr. Whikehart served as vice president, Corporate Planning, Government & Public Affairs effective January 1, 2016 and director, Product Supply and Optimization beginning in March 2011. Previously, Mr. Whikehart served as director, Climate Change and Carbon Management beginning in 2010 and director, Business Development beginning in 2008.
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
Risks Relating to our Business
A substantial or extended decline in refining and marketing margins would reduce our operating results and cash flows and could materially and adversely impact our future rate of growth, the carrying value of our assets and our ability to execute share repurchases and continue the payment of our base dividend.
Our operating results, cash flows, future rate of growth, the carrying value of our assets and our ability to execute share repurchases and continue the payment of our base dividend are highly dependent on the margins we realize on our refined products. The measure of the difference between market prices for refined products and crude oil, or crack spread, is commonly used by the industry as a proxy for refining and marketing margins. Historically, refining and marketing margins have been volatile, and we believe they will continue to be volatile. Our margins from the sale of gasoline and other refined products are influenced by a number of conditions, including the price of crude oil. We do not produce crude oil and must purchase all of the crude oil we refine. The price of crude oil and the price at which we can sell our refined products may fluctuate independently due to a variety of regional and global market conditions. Any overall change in crack spreads will impact our refining and marketing margins. Many of the factors influencing a change in crack spreads and refining and marketing margins are beyond our control. These factors include:

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
Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The longer-term effects of these and other factors on refining and marketing margins are uncertain. We purchase our crude oil and other refinery feedstocks weeks before we refine them and sell the refined products. Price level changes during the period between purchasing feedstocks and selling the refined products from these feedstocks could have a significant effect on our financial results. We also purchase refined products manufactured by others for resale to our customers. Price changes during the periods between purchasing and reselling those refined products also could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Lower refining and marketing margins may reduce the amount of refined products we produce, which may reduce our revenues, income from operations and cash flows. Significant reductions in refining and marketing margins could require us to reduce our capital expenditures, impair the carrying value of our assets (such as property, plant and equipment, inventory or goodwill), decrease or eliminate our share repurchase activity and our base dividend.

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
We rely on the performance of our information technology systems, the failure of which due to cyber-security threats or other risks could have an adverse effect on our business, financial condition, results of operations and cash flows.
We are heavily dependent on our information technology systems, network infrastructure and maintain cloud applications for the effective operation of our business. We rely on such systems to process, transmit and store electronic information, including financial records and personally identifiable information such as employee, customer, investor and payroll data, and to manage or support a variety of business processes, including our supply chain, pipeline operations, gathering and processing operations, retail sales, credit card payments and authorizations at our Speedway and Marathon branded retail outlets, financial transactions, banking and numerous other processes and transactions. These information systems involve data network and telecommunications, Internet access and website functionality, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our business. Our systems and infrastructure are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events. We also face various other cyber-security threats from criminal hackers, state-sponsored intrusion, industrial espionage and employee malfeasance, including threats to gain unauthorized access to sensitive information or to render data or systems unusable. To protect against such attempts of unauthorized access or attack, we have implemented infrastructure protection technologies and disaster recovery plans and continuously provide employee awareness training around phishing, malware and other cyber-attacks to help ensure we are protected against cyber risks and security breaches. While we have invested significant amounts in the protection of our technology systems and maintain what we believe are adequate security controls over personally identifiable customer, investor and employee data, there can be no guarantee such plans, to the extent they are in place, will be effective. Certain vendors have access to sensitive information, including personally identifiable customer, investor and employee data and a breakdown of their technology systems or infrastructure as a result of a cyber-attack or otherwise could result in unauthorized disclosure of such information. Unauthorized disclosure of sensitive or personally identifiable information, including by cyber-attacks or other security breach, could cause loss of data, give rise to remediation or other expenses, expose us to liability under federal and state laws, reduce our customers’ willingness to do business with us, disrupt the services we provide to customers and subject us to litigation and investigations, which could have an adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, our applicable insurance may not compensate us adequately for losses that may occur. State and federal cyber-security legislation could also impose new requirements, which could increase our cost of doing business.
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
At December 31, 2017, our total debt obligations for borrowed money and capital lease obligations were $13.4 billion, including $7.4 billion of obligations of MPLX. We may incur substantial additional debt obligations in the future.
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
Approximately 37 percent of our refining employees are covered by collective bargaining agreements. Certain hourly employees at our Canton, Catlettsburg, Galveston Bay and Texas City refineries are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers Union under labor agreements that are due to expire in 2019. The International Brotherhood of Teamsters represents certain hourly employees at our Detroit refinery under a labor agreement that is also scheduled to expire in 2019. In addition, they represent certain hourly employees at Speedway under agreements that cover certain retail locations in New York and New Jersey that expire on March 14, 2019 and June 30, 2019, respectively. These contracts may be renewed at an increased cost to us. In addition, we have experienced, or may experience, work stoppages as a result of labor disagreements. Any prolonged work stoppages disrupting operations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
A significant portion of MPLX’s operations are dependent upon production from oil and natural gas reserves and wells owned by its producer customers, which will naturally decline over time, which means that MPLX’s cash flows associated with these wells will also decline over time. To maintain or increase throughput levels and the utilization rate of MPLX’s facilities, MPLX must continually obtain new oil, natural gas and NGL supplies, which depends in part on the level of successful drilling activity near its facilities.

We have no control over the level of drilling activity in the areas of MPLX’s operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, drilling costs per Mcf or barrel, demand for hydrocarbons, operational challenges, access to downstream markets, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital. Because of these factors, even if new oil or natural gas reserves are discovered in areas served by MPLX assets, producers may choose not to develop those reserves. If MPLX is not able to obtain new supplies of oil, natural gas or NGLs to replace the natural decline in volumes from existing wells, throughput on MPLX pipelines and the utilization rates of MPLX facilities would decline, which could have a material adverse effect on MPLX’s business, results of operations and financial condition and could reduce MPLX’s ability to make distributions to us.
Decreases in energy prices can decrease drilling activity, production rates and investments by third parties in the development of new oil and natural gas reserves. The prices for oil, natural gas and NGLs depend upon factors beyond our control, including global and local demand, production levels, changes in interstate pipeline gas quality specifications, imports and exports, seasonality and weather conditions, economic and political conditions domestically and internationally and governmental regulations. Sustained periods of low prices could result in producers also significantly curtailing or limiting their oil and gas drilling operations which could substantially delay the production and delivery of volumes of oil, natural gas and NGLs to MPLX’s facilities and adversely affect MPLX’s revenues and cash available for distribution to us. This impact may also be exacerbated due to the extent of MPLX’s commodity-based contracts, which are more directly impacted by changes in natural gas and NGL prices than its fee-based contracts due to frac spread exposure and may result in operating losses when natural gas becomes more expensive on a Btu equivalent basis than NGL products. In addition, MPLX’s purchase and resale of natural gas and NGLs in the ordinary course exposes MPLX to significant risk of volatility in natural gas or NGL prices due to the potential difference in the time of the purchases and sales and the potential difference in the price associated with each transaction, and direct exposure may also occur naturally as a result of MPLX’s production processes. Also, the significant volatility in natural gas, NGL and oil prices could adversely impact MPLX’s unit price, thereby increasing its distribution yield and cost of capital. Such impacts could adversely impact MPLX’s ability to execute its long‑term organic growth projects, satisfy obligations to its customers and make distributions to unitholders at intended levels, and may also result in non-cash impairments of long-lived assets or goodwill or other-than-temporary non-cash impairments of our equity method investments.
Our recently completed strategic actions designed to enhance shareholder value may not deliver the anticipated benefits.
In January 2017, we announced strategic actions designed to enhance shareholder value, including the significant acceleration of dropdowns of midstream assets into MPLX and the exchange of our economic interests in the general partner, including incentive distribution rights, for newly issued MPLX common units in conjunction with the completion of such dropdowns. On March 1, 2017, we contributed certain terminal, pipeline and storage assets to MPLX and on September 1, 2017 we contributed our joint-interest ownership in certain pipelines and storage facilities to MPLX. On February 1, 2018, we completed the dropdown of our refining logistics assets and fuels distribution services to MPLX and the exchange of our economic interests in the general partner, including incentive distribution rights, for 275 million newly issued MPLX common units. We may not be able to achieve the anticipated benefits of these actions and the market price of our common stock could decline if securities or industry analysts or our investors disagree with these strategic actions or the way we implement such actions. Accordingly, there is no assurance that these actions will be reflected in the market price of our stock to the extent currently anticipated by management.
Significant stockholders may attempt to effect changes at our company or acquire control over our company, which could impact the pursuit of business strategies and adversely affect our results of operations and financial condition.
Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over our company. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could divert the attention of our board of directors and senior management from the management of our operations and the pursuit of our business strategies. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.

Risks Relating to Our Industry
Changes in environmental or other laws or regulations may reduce our refining and marketing margin and may result in substantial capital expenditures and operating costs that could materially and adversely affect our business, financial condition, results of operations and cash flows.
Various laws and regulations are expected to impose increasingly stringent and costly requirements on our operations, which may reduce our refining and marketing margin. Laws and regulations expected to become more stringent relate to the following:

•	the emission or discharge of materials into the environment,

•	solid and hazardous waste management,

•	pollution prevention,

•	greenhouse gas emissions,

•	climate change,

•	characteristics and composition of gasoline and diesel fuels,

•	public and employee safety and health, and

•	facility security.
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
Because the issue of climate change continues to receive scientific and political attention, there is the potential for further legislation or regulation that could result in increased operating costs and reduced consumer demand for the traditional transportation fuels we produce, transport, store and sell. Greenhouse gas emissions regulations could be implemented, such as methods to further reduce methane emissions from our midstream assets, a carbon tax or similar effort that increases the cost of our products, thereby reducing demand. Regardless of whether climate change legislation or regulation is enacted, given the continuing global demand for oil and gas - even under various hypothetical carbon-constrained scenarios - we believe we effectively budget for prospective costs of climate regulations in our business and strategic planning and our approval of capital project allocations. Our mature governance and risk-management processes enable us to effectively monitor and adjust to physical climate-related risks. At this time, however, we cannot predict the extent to which any such legislation or regulation will be enacted and, if enacted, what its impacts upon our operations would be.
We could also face increased climate-related litigation with respect to our operations or products. Private party litigation is pending against MPC and other oil and gas companies in California state court. Although uncertain, these types of actions could increase our costs of operations or reduce the demand for the refined products we produce, transport, store and sell.
In October 2015, the EPA reduced the primary (health) ozone NAAQS to 70 ppb from the prior ozone level of 75 ppb. On November 6, 2017, the EPA finalized ozone attainment/unclassifiable designations under the new standard. The EPA has not yet designated any counties as nonattainment under the lower primary ozone standard, but such nonattainment designations could result in increased costs associated with, or result in cancellation or delay of, capital projects at our facilities. States will also be required to adopt SIPs for nonattainment areas. These SIPs may include NOx and/or VOC reductions that could result in increased costs to our facilities. We cannot predict the various SIP requirements at this time.
The EISA established increases in fuel mileage standards. The Department of Transportation’s National Highway Safety Administration and the EPA work in conjunction to establish CAFE standards and greenhouse gas emission standards for light-duty vehicles that become more stringent over time. In addition, pursuant to a waiver granted by the EPA, California and other states have enacted laws that require vehicle emission reductions. Increases in fuel mileage standards and requirements for zero emission vehicles may reduce demand for refined product.
The EISA also expanded the Renewable Fuel Standard (“RFS”) program administered by the EPA. Governmental regulations encouraging the use of new or alternative fuels could pose a competitive threat to our operations. The EISA required the total volume of renewable transportation fuels sold or introduced annually in the U.S. to reach 36.0 billion gallons by 2022. The RFS presents production and logistics challenges for both the renewable fuels and petroleum refining industries, and may continue to require additional capital expenditures or expenses by us to accommodate increased renewable fuels use. Gasoline consumption has been lower than forecasted by the EPA, which has led to concerns that the renewable fuel volumes may not be met. The 2018 renewable fuel standards were finalized and published on December 12, 2017. The final standards are lower than the statutory requirements but nevertheless result in volumes that breach the ethanol “blendwall.” The advanced biofuels program, a subset of the RFS requirements, creates uncertainties and presents challenges of supply, and may require that we and other refiners and other obligated parties purchase credits from the EPA to meet our obligations.
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
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 parts ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm, while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $650 million between 2014 and 2019 for capital expenditures necessary to comply with these standards, which includes estimated capital expenditures of approximately $400 million in 2018-2019.
Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing could delay or impede producer’s gas production or result in reduced volumes available for our midstream assets to gather, process and fractionate. While we do not conduct hydraulic fracturing operations, we do provide gathering, processing and fractionation services with respect to natural gas and natural gas liquids produced by our customers as a result of such operations. If federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could make it more difficult to complete natural gas wells in shale formations and increase producers’ costs of compliance.
Severe weather events may adversely affect our facilities and ongoing operations.
We have mature systems in place to manage potential acute physical risks, such as floods and hurricane-force winds, and potential chronic physical risks, such as higher ocean levels. If any such events were to occur, they could have an adverse effect on our assets and operations. Specifically, where appropriate, we are hardening and modernizing assets against flood and wind damage and ensuring we have resiliency measures in place, such as storm-specific readiness plans. We have incurred and will continue to incur additional costs to protect our assets and operations from such physical risks and employ the evolving technologies and processes available to mitigate such risks. To the extent such severe weather events increase in frequency and severity, we may be required to modify operations and incur costs that could materially and adversely affect our business, financial condition, results of operations and cash flows.
Plans we may have to expand existing assets or construct new assets are subject to risks associated with societal and political pressures and other forms of opposition to the future development, transportation and use of carbon-based fuels. Such risks could adversely impact our business and ability to realize certain growth strategies.
Our anticipated growth and planned expenditures are based upon the assumption that societal sentiment will continue to enable and existing regulations will remain intact to allow for the future development, transportation and use of carbon-based fuels. A portion of our growth strategy is dependent on our ability to expand existing assets and to construct additional assets. However, policy decisions relating to the production, refining, transportation and marketing of carbon-based fuels are subject to political pressures and the influence and protests of environmental and other special interest groups. One of the ways we may grow our business is through the construction of new pipelines or the expansion of existing ones. The construction of a new pipeline or the expansion of an existing pipeline, by adding horsepower or pump stations or by adding a second pipeline along an existing pipeline, involves numerous regulatory, environmental, political, and legal uncertainties, most of which are beyond our control. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to pipelines and negative public perception regarding the oil and gas industry. These projects may not be completed on schedule (or at all) or at the budgeted cost. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities (including improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted internal rates of return and operating results, thereby limiting our ability to grow and generate cash flows.
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
The availability of crude oil and increases in crude oil prices may reduce profitability and refining and marketing margins.
The profitability of our operations depends largely on the difference between the cost of crude oil and other feedstocks we refine and the selling prices we obtain for refined products. A portion of our crude oil is purchased from various foreign national oil companies, production companies and trading companies, including suppliers from Canada, the Middle East and various other international locations. The market for crude oil and other feedstocks is largely a world market. We are, therefore, subject to the attendant political, geographic and economic risks of such a market. If one or more major supply sources were temporarily or permanently eliminated, we believe adequate alternative supplies of crude oil would be available, but it is possible we would be unable to find alternative sources of supply. If we are unable to obtain adequate crude oil volumes or are able to obtain such volumes only at unfavorable prices, our operations, sales of refined products and refining and marketing margins could be adversely affected, materially and adversely impacting our business, financial condition, results of operations and cash flows.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
See the detail below for the assets we own by segment. In addition, as of December 31, 2017, we were the lessee under a number of cancellable and noncancellable leases for certain properties, including land and building space, office equipment, storage facilities and transportation equipment. See Item 8. Financial Statements and Supplementary Data – Note 24 for additional information regarding our leases.
We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained.
Refining and Marketing
The table below sets forth the location and crude oil refining capacity for each of our refineries, which include approximately 670 tanks with total tank storage capacity of approximately 60 million barrels, as of December 31, 2017.

Refinery	Crude Oil Refining Capacity (mbpcd)(a)
Galveston Bay, Texas City, Texas	571
Garyville, Louisiana	556
Catlettsburg, Kentucky	277
Robinson, Illinois	245
Detroit, Michigan	139
Canton, Ohio	93
Total	1,881

(a)	Refining throughput can exceed crude oil capacity due to the processing of other charge and blendstocks in addition to crude oil and the timing of planned turnaround and major maintenance activity.
The following table sets forth the approximate number of retail outlets by state where independent entrepreneurs maintain Marathon-branded retail outlets, as of December 31, 2017.

State	Number of Marathon® Retail Outlets
Alabama	268
District of Columbia	2
Florida	629
Georgia	284
Illinois	285
Indiana	647
Kentucky	573
Louisiana	15
Maryland	20
Michigan	814
Minnesota	39
Mississippi	94
New York	6
North Carolina	224
Ohio	862
Pennsylvania	69
South Carolina	110
Tennessee	401
Virginia	119
West Virginia	114
Wisconsin	42
Total	5,617

The following table sets forth details about our Refining & Marketing owned and operated terminals as of December 31, 2017.

Owned and Operated Terminals	Number of Terminals	Tank Storage Capacity (thousand barrels)	Number of Tanks	Number of Loading Lanes
Light Products Terminals:
Ohio	1	495	13	4
Wisconsin	1	351	8	4
Subtotal light products terminals	2	846	21	8
Asphalt Terminals:
Florida	1	132	3	3
Illinois	2	82	31	6
Indiana	2	424	19	6
Kentucky	4	549	52	14
Louisiana	1	54	8	2
Michigan	1	12	2	8
Ohio	4	1,491	48	13
Pennsylvania	1	494	12	8
Tennessee	2	483	38	8
Subtotal asphalt terminals	18	3,721	213	68
Total owned and operated terminals	20	4,567	234	76
The following table sets forth details about our railcars as of December 31, 2017.

	Number of Railcars
Class of Equipment	Owned	Leased	Total	Capacity per Railcar
General service tank cars	—	793	793	20,000-30,000 gallons
High pressure tank cars	—	921	921	33,500 gallons
Open-top hoppers	19	285	304	4,000 cubic feet
	19	1,999	2,018

Speedway
The following table sets forth the number of Speedway® convenience stores by state as of December 31, 2017.

State	Number of Convenience Stores(a)
Connecticut	1
Delaware	4
Florida	241
Georgia	4
Illinois	123
Indiana	311
Kentucky	147
Massachusetts	109
Michigan	305
New Hampshire	12
New Jersey	71
New York	235
North Carolina	277
Ohio	489
Pennsylvania	116
Rhode Island	19
South Carolina	52
Tennessee	42
Virginia	62
West Virginia	60
Wisconsin	64
Total	2,744

(a)	Includes stores with commercial fueling lanes.

Midstream - MPLX
The following tables set forth certain information relating to our crude and products pipeline systems and storage assets as of December 31, 2017.

Pipeline System or Storage Asset	Origin	Destination	Diameter (inches)	Length (miles)	Capacity(a)	Associated MPC refinery
Crude oil pipeline systems (mbpd):
Patoka, IL to Lima, OH crude system	Patoka, IL	Lima, OH	20”-22”	302	267	Detroit, Canton
Lima, OH to Canton, OH crude system	Lima, OH	Canton, OH	12"-16"	153	84	Canton
Catlettsburg, KY and Robinson, IL crude system	Patoka, IL	Catlettsburg, KY & Robinson, IL	20”-24”	484	515	Catlettsburg, Robinson
Detroit, MI crude system(b)	Samaria & Romulus, MI	Detroit, MI	16”	61	197	Detroit
Ozark crude system	Cushing, OK	Wood River, IL	22"	433	230	All Midwest refineries
Wood River, IL to Patoka, IL crude system(b)	Wood River & Roxana, IL	Patoka, IL	12”-22”	115	314	All Midwest refineries
St. James, LA to Garyville, LA crude system	St James, LA	Garyville, LA	30"	20	620	Garyville, LA
Inactive pipelines				45	N/A
Total				1,613	2,227
Products pipeline systems (mbpd):
Cornerstone products system	Cornerstone	Canton, OH	8"-16"	58	238	Canton
Garyville, LA products system	Garyville, LA	Zachary, LA	20”-36”	72	389	Garyville
Texas City, TX products system	Texas City, TX	Pasadena, TX	16”-36”	43	215	Galveston Bay
ORPL products system	Various	Various	4”-14”	876	368	Catlettsburg, Canton
Robinson, IL products system(b)	Various	Various	10”-16”	1,131	513	Robinson
Woodhaven, MI to Detroit, MI	Woodhaven, MI	Detroit, MI	4"	26	12	N/A
Louisville, KY Airport products system	Louisville, KY	Louisville, KY	6”-8”	14	29	Robinson
Inactive pipelines(b)				140	N/A
Total				2,360	1,764
Wood River, IL barge dock (mbpd)					78	Garyville
Storage assets (thousand barrels):
Tank Farms(c)					18,642	N/A
Caverns					2,755	N/A
Total					21,397

(a)
All capacities reflect 100 percent of the pipeline systems’ and barge dock’s average capacity in thousands of barrels per day and 100 percent of the available storage capacity of our caverns and tank farms in thousands of barrels.

(b)	Includes pipelines leased from third parties.

(c)	MPLX owns and operates 15 tank farms and operates two leased tank farms.

As of December 31, 2017, MPLX had partial ownership interests in the following pipeline companies.

Pipeline Company	Origin	Destination	Diameter (inches)	Length (miles)	Ownership Interest	Operated by MPL
Crude oil pipeline companies:
Bakken Pipeline system	Bakken/Three Forks area, North Dakota	Nederland, TX	30"	1,921	9.2%	No
Illinois Extension Pipeline Company LLC	Flanagan, IL	Patoka, IL	24"	168	35%	No
LOCAP LLC	Clovelly, LA	St. James, LA	48”	57	59%	No
LOOP LLC (LOOP)(a)	Offshore Gulf of Mexico	Clovelly, LA	48”	48	41%	No
Total				2,194
Products pipeline companies:
Explorer Pipeline Company	Port Arthur, TX	Hammond, IN	12”-28”	1,830	25%	No
Louisville, KY to Lexington, KY(c)	Louisville, KY	Lexington, KY	8"	87	65%	Yes
				1,917
(a)    Excludes MPC’s 10% ownership interest in LOOP.
The following table sets forth details about MPLX owned and operated terminals as of December 31, 2017. Additionally, MPLX operates one leased terminal and has partial ownership interest in two terminals.

Owned and Operated Terminals	Number of Terminals	Tank Storage Capacity (thousand barrels)	Number of Tanks	Number of Loading Lanes
Light Products Terminals:
Alabama	2	443	16	4
Florida	4	3,422	65	22
Georgia	4	998	31	9
Illinois	4	1,275	34	14
Indiana	6	3,229	60	17
Kentucky	6	2,587	56	25
Louisiana	1	97	7	2
Michigan	8	2,440	73	26
North Carolina	4	1,509	34	13
Ohio	12	3,227	101	28
Pennsylvania	1	390	12	2
South Carolina	1	370	8	3
Tennessee	4	1,148	30	12
West Virginia	2	1,587	25	2
Total light products terminals	59	22,722	552	179

The following table sets forth details about barges and towboats as of December 31, 2017.

Class of Equipment	Number in Class	Capacity (thousand barrels)
Inland tank barges:(a)
Less than 25,000 barrels	62	942
25,000 barrels and over	170	4,985
Total	232	5,927

Inland towboats:
Less than 2,000 horsepower	2
2,000 horsepower and over	16
Total	18
(a)    All of our barges are double-hulled.
The following tables set forth certain information relating to our gas processing facilities, fractionation facilities, de-ethanization facilities and natural gas gathering systems as of December 31, 2017, and include capacities and throughputs related to operated equity method investments on a 100 percent basis.

Gas Processing Complexes	Location	Design Throughput Capacity (MMcf/d)(a)	Natural Gas Throughput (MMcf/d)(b)	Utilization of Design Capacity(b)
Bluestone Complex	Butler County, PA	410	310	76%
Houston Complex(c)	Washington County, PA	520	495	95%
Majorsville Complex	Marshall County, WV	1,070	905	85%
Mobley Complex	Wetzel County, WV	920	695	76%
Sherwood Complex(d)	Doddridge County, WV	1,800	1,480	102%
Cadiz Complex(e)	Harrison County, OH	525	509	97%
Seneca Complex(e)	Noble County, OH	800	475	59%
Kenova Complex(f)	Wayne County, WV	160	108	68%
Boldman Complex(f)	Pike County, KY	70	32	46%
Cobb Complex	Kanawha County, WV	65	24	37%
Kermit Complex(f)(g)	Mingo County, WV	32	N/A	N/A
Langley Complex	Langley, KY	325	101	31%
Carthage Complex	Panola County, TX	600	399	67%
Western Oklahoma Complex	Custer and Beckham Counties, OK	425	373	88%
Hidalgo System	Culberson County, TX	200	199	100%
Javelina Complex	Corpus Christi, TX	142	112	79%
Total		8,032	6,217	81%

(a)
Centrahoma processing capacity of 280 MMcf/d and actual throughput of 243 MMcf/d, that exceeded MPLX’s 40 percent share of the capacity of 112 MMcf/d, are not included in this table as MPLX owns a non-operating interest.

(b)	Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(c)	Approximately 35 MMcf/d of processing capacity at the Houston Complex was decommissioned during the first quarter of 2017 and will be replaced with 200 MMcf/d of processing capacity in 2018.

(d)	The Sherwood Complex is partially owned by Sherwood Midstream LLC (“Sherwood Midstream”), which MPLX accounts for as an equity method investment.

(e)	The Cadiz and Seneca Complexes are owned by MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”), which MPLX accounts for as an equity method investment.

(f)	A portion of the gas processed at the Boldman plant, and all of the gas processed at the Kermit plant, is further processed at the Kenova plant to recover additional NGLs.

(g)
The Kermit processing plant is operated by a third party solely to prevent liquids from condensing in the gathering and transmission pipelines upstream of our Kenova plant. MPLX does not receive Kermit gas volume information but does receive all of the liquids produced at the Kermit Complex. As such, the natural gas throughput has been excluded from the total.

Fractionation & Condensate Stabilization Complexes	Location	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)(a)	Utilization of Design Capacity(a)
Bluestone Complex(b)(c)	Butler County, PA	47	19	40%
Houston Complex(b)	Washington County, PA	60	61	102%
Hopedale Complex(b)(d)	Harrison County, OH	180	134	77%
Ohio Condensate Complex(e)	Harrison County, OH	23	13	57%
Siloam Complex(f)	South Shore, KY	24	14	58%
Javelina Complex	Corpus Christi, TX	11	8	73%
Total		345	249	73%

(a)	NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(b)
The MPLX Houston, Hopedale and Bluestone Complexes have above-ground NGL storage with a usable capacity of 32 million gallons, large‑scale truck and rail loading. In addition, the Houston Complex has large‑scale truck unloading. MPLX also has access to up to an additional 50 million gallons of propane storage capacity that can be utilized in the Marcellus Shale, Utica Shale and Appalachia region under an agreement with a third party that expires in 2018. Lastly, MPLX has up to eight million gallons of propane storage with third parties that can be utilized in the Marcellus Shale and Utica Shale.

(c)	Includes 33 mpbd of de-propanization only capacity.

(d)
The MPLX Hopedale Complex is jointly owned by Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”) and MarkWest Utica EMG. Ohio Fractionation is a joint venture between MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”) and Sherwood Midstream (a joint venture between Markwest Liberty Midstream and Antero Midstream LLC). MarkWest Liberty Midstream and Sherwood Midstream are entities that operate in the Marcellus region, and Markwest Utica EMG is an entity that operates in the Utica regions. MPLX accounts for MarkWest Utica EMG and Sherwood Midstream as equity method investments.

(e)
The Ohio Condensate Complex as up to 7 million gallons of condensate storage. The Ohio Condensate Complex is partially-owned by MarkWest Utica EMG Condensate, L.L.C. MPLX accounts for Ohio Condensate as an equity method investment.

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

De-ethanization Complexes	Location	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)(a)	Utilization of Design Capacity(a)
Bluestone Complex	Butler County, PA	34	15	63%
Houston Complex	Washington County, PA	40	40	100%
Majorsville Complex	Marshall County, WV	80	45	99%
Mobley Complex	Wetzel County, WV	10	11	110%
Sherwood Complex	Doddridge County, WV	40	30	75%
Cadiz Complex(b)	Harrison County, OH	40	5	13%
Javelina Complex	Corpus Christi, TX	18	12	67%
Total		262	158	72%

(a)	NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(b)	The Cadiz Complex is owned by MarkWest Utica EMG, which MPLX accounts for as an equity method investment.

Natural Gas Gathering Systems	Location	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput (MMcf/d)(a)	Utilization of Design Capacity(a)
Bluestone System	Butler County, PA	227	165	73%
Houston System	Washington County, PA	1,178	839	74%
Ohio Gathering System(b)	Harrison, Monroe, Belmont, Guernsey and Noble Counties, OH	1,123	766	70%
Jefferson Gas System(c)	Jefferson County, OH	1,250	426	47%
East Texas System	Harrison and Panola Counties, TX	680	444	65%
Western Oklahoma System	Wheeler County, TX and Roger Mills, Ellis, Custer, Beckham and Washita Counties, OK	585	404	69%
Southeast Oklahoma System	Hughes, Pittsburg and Coal Counties, OK	755	525	70%
Eagle Ford System	Dimmit County, TX	45	30	67%
Other Systems(d)	Various	60	9	15%
Total		5,903	3,608	66%

(a)	Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

(b)	The Ohio Gathering System is owned by Ohio Gathering Company, L.L.C., which MPLX accounts for as an equity method investment.

(c)
The Jefferson Gas System is owned by Jefferson Dry Gas, which is a joint venture between MarkWest Liberty Midstream and EMG MWE Dry Gas Holdings, LLC. MPLX accounts for Jefferson Dry Gas as an equity method investment.

(d)	Excludes lateral pipelines where revenue is not based on throughput.

The following tables set forth certain information relating to our NGL pipelines and crude oil pipeline as of December 31, 2017.

NGL Pipelines	Location	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)	Utilization of Design Capacity
Sherwood to Mobley propane and heavier liquids pipeline	Doddridge County, WV to Wetzel County, WV	75	60	80%
Mobley to Majorsville propane and heavier liquids pipeline	Wetzel County, WV to Marshall County, WV	105	85	81%
Majorsville to Houston propane and heavier liquids pipeline	Marshall County, WV to Washington County, PA	45	32	71%
Majorsville to Hopedale propane and heavier liquids pipeline	Marshall County, WV to Harrison County, OH	140	69	49%
Third party processing plant to Bluestone ethane and heavier liquids pipeline	Butler County, PA	32	8	25%
Bluestone to Mariner West ethane pipeline(a)	Butler County, PA to Beaver County, PA	35	15	43%
Houston to Ohio River ethane pipeline(b)	Washington County, PA to Beaver County, PA	57	9	16%
Majorsville to Houston ethane pipeline(a)	Marshall County, WV to Washington County, PA	137	49	36%
Sherwood to Mobley ethane pipeline	Doddridge County, WV to Wetzel County, WV	47	30	64%
Mobley to Majorsville ethane pipeline	Wetzel County, WV to Marshall County, WV	57	41	72%
Seneca to Cadiz propane and heavier liquids pipeline(c)	Noble County, OH to Harrison County, OH	75	16	21%
Cadiz to Hopedale propane and heavier liquids pipeline(c)	Harrison County, OH	90	31	34%
Seneca to Cadiz propane/ethane and heavier liquids pipeline(c)(d)	Noble County, OH to Harrison County, OH	69/82	1	1%
Cadiz to Atex ethane pipeline(c)	Harrison County, OH	125	5	4%
Cadiz to Utopia ethane pipeline(c)	Harrison County, OH	125	1	1%
Langley to Siloam propane and heavier liquids pipeline(e)	Langley, KY to South Shore, KY	17	12	71%
East Texas liquids pipeline	Panola County, TX	39	22	56%

(a)	This pipeline is FERC-regulated.

(b)	This is the section of the Mariner West pipeline, which is FERC-regulated, leased to and operated by Sunoco Logistics Partners LP.

(c)	This pipeline is owned by MarkWest Utica EMG, which MPLX accounts for as an equity method investment.

(d)
This is the same pipeline from Seneca to Cadiz and can only be used for either ethane and heavier liquids or propane and heavier liquids at one time. Both throughput capacities are listed above, respectively, with ethane included in the total.

(e)
NGLs transported through the Langley to Ranger and Ranger to Kenova pipelines are combined with NGLs recovered at the Kenova facility. The design capacity and volume reported for the Langley to Siloam pipeline represent the combined NGL stream.

Crude Oil Pipeline	Location	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)	Utilization of Design Capacity
Michigan crude pipeline	Manistee County, MI to Crawford County, MI	60	10	17%

Midstream - MPC-Retained Assets and Investments
The following tables set forth certain information related to our crude and products pipeline systems not owned by MPLX.
As of December 31, 2017, we owned undivided joint interests in the following common carrier crude oil pipeline systems.

Pipeline System	Origin	Destination	Diameter (inches)	Length (miles)	Ownership Interest	Operated by MPL
Capline	St. James, LA	Patoka, IL	40"	644	33%	Yes
Maumee	Lima, OH	Samaria, MI	22"	95	26%	No
Total				739
As of December 31, 2017, we had partial ownership interests in the following pipeline companies.

Pipeline Company	Origin	Destination	Diameter (inches)	Length (miles)	Ownership Interest	Operated by MPL
Crude oil pipeline companies:
LOOP(a)	Offshore Gulf of Mexico	Clovelly, LA	48”	48	10%	No
Products pipeline companies:
Ascension Pipeline Company LLC	Riverside, LA	Garyville, LA	12"	32	50%	No
Centennial Pipeline LLC(b)	Beaumont, TX	Bourbon, IL	24”-26”	796	50%	Yes
Muskegon Pipeline LLC	Griffith, IN	Muskegon, MI	10”	170	60%	Yes
Wolverine Pipe Line Company	Chicago, IL	Bay City & Ferrysburg, MI	6”-18”	743	6%	No
Total				1,741

(a)	Represents interest retained by MPC and excludes MPLX’s 41% ownership interest in LOOP. Pipeline mileage is excluded from total as it is included with MPLX assets.

(b)	All system pipeline miles are inactive.
The following table provides information on private crude oil pipelines and private products pipelines that we own as of December 31, 2017.

Private Pipeline Systems	Diameter (inches)	Length (miles)	Capacity (mbpd)
Crude oil pipeline systems:
Inactive pipelines		9	N/A
Products pipeline systems:
Illinois pipeline systems	4”-8”	118	39
Texas pipeline systems	8”	103	45
Inactive pipelines		7	N/A
Total		228	84
The following table sets forth details about the assets held by two ocean vessel joint ventures in which we hold a 50% interest as of December 31, 2017.

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
MPLX, MarkWest, MarkWest Liberty Midstream, MarkWest Liberty Bluestone, L.L.C., Ohio Fractionation and MarkWest Utica EMG (collectively, the “MPLX Parties”) are parties to various lawsuits with Bilfinger Westcon, Inc. (“Westcon”) that were instituted in 2016 and 2017 in the Court of Common Pleas in Butler County, Pennsylvania, the Circuit Court in Wetzel County, West Virginia, and the Court of Common Pleas in Harrison County, Ohio. The lawsuits relate to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania, West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. With respect to work performed by Westcon at the Mobley and Bluestone processing complexes, one or more of the MPLX Parties have asserted breach of contract, fraud, and with respect to work performed at the Mobley processing complex, MarkWest Liberty Midstream has also asserted negligent misrepresentation claims against Westcon. Weston has also asserted claims against one or more of the MPLX Parties regarding these construction projects for breach of contract, unjust enrichment, promissory estoppel, fraud and constructive fraud, tortious interference with contractual relations, and civil conspiracy. The MPLX Parties seek in excess of $10 million, plus an unspecified amount of punitive damages. Westcon seeks in excess of $40 million, plus an unspecified amount of punitive damages. While the ultimate outcome and impact cannot be predicted with certainty, and management is not able to provide a reasonable estimate of the potential loss or range of loss, if any, for these claims, we believe the resolution of these claims will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
In May 2015, the Kentucky attorney general filed a lawsuit against our wholly-owned subsidiary, Marathon Petroleum Company LP (“MPC LP”), in the United States District Court for the Western District of Kentucky asserting claims under federal and state antitrust statutes, the Kentucky Consumer Protection Act, and state common law. The complaint, as amended in July 2015, alleges that MPC LP used deed restrictions, supply agreements with customers and exchange agreements with competitors to unreasonably restrain trade in areas within Kentucky and seeks declaratory relief, unspecified damages, civil penalties, restitution and disgorgement of profits. At this stage, the ultimate outcome of this litigation remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined, and we are unable to estimate a reasonably possible loss (or range of loss) for this matter. We intend to vigorously defend ourselves in this matter.
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
Environmental Proceedings
The Illinois Environmental Protection Agency (“IEPA”) initiated an enforcement action against Marathon Pipe Line LLC, a wholly-owned subsidiary of MPLX (“MPL”), in connection with an April 17, 2016 pipeline release to the Wabash River near Crawleyville, Indiana. MPL responded to a Clean Water Act request for information from the EPA in furtherance of its investigation of possible violations arising from the April 17, 2016 pipeline release. MPL has entered into joint settlement negotiations with the IEPA and the EPA and reached a settlement in principle for payment of a total civil penalty of $335,000.

On December 22, 2017, we entered into a settlement with the Ohio Environmental Protection Agency in connection with alleged violations of the Clean Air Act at our Canton, Ohio refinery. In accordance with the settlement, we paid a penalty of $250,000.
In July 2015, representatives from the EPA and the United States Department of Justice conducted a search at a MarkWest Liberty Midstream pipeline launcher/receiver site utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant. The criminal investigation ended without any charges against MarkWest Liberty Midstream. With respect to the civil enforcement allegations associated with permitting or other related regulatory obligations for its launcher/receiver and compressor station facilities in the region, MarkWest Liberty Midstream and its affiliates have agreed in principle to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million.
We are involved in a number of other environmental proceedings arising in the ordinary course of business. While the ultimate outcome and impact on us cannot be predicted with certainty, we believe the resolution of these environmental proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE and traded under the symbol “MPC.” As of February 16, 2018, there were 32,545 registered holders of our common stock.
The following table reflects intraday high and low sales prices of and dividends declared on our common stock by quarter:

	2017			2016
Dollars per share	High Price	Low Price	Dividends	High Price	Low Price	Dividends
Quarter 1	$54.59	$46.88	$0.36	$52.83	$29.24	$0.32
Quarter 2	55.20	47.78	0.36	43.26	32.02	0.32
Quarter 3	56.81	49.30	0.40	44.56	35.16	0.36
Quarter 4	67.07	55.25	0.40	51.15	40.01	0.36
Year	67.07	46.88	1.52	52.83	29.24	1.36
Dividends
Our board of directors intends to declare and pay dividends on our common stock based on our financial condition and consolidated results of operations. On January 29, 2018, we announced that our board of directors approved a 46 cent per share dividend, payable March 12, 2018 to shareholders of record at the close of business on February 21, 2018.
Dividends on our common stock are limited to our legally available funds.
Issuer Purchases of Equity Securities
The following table sets forth a summary of our purchases during the quarter ended December 31, 2017, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
10/01/17-10/31/17	9,750,623	$56.43	9,746,982	$3,391,603,964
11/01/17-11/30/17	1,784,657	62.03	1,784,530	3,280,906,366
12/01/17-12/31/17	1,429,515	62.78	1,423,324	3,191,552,142
Total	12,964,795	57.90	12,954,836

(a)
The amounts in this column include 3,641, 127 and 6,191 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in October, November and December, respectively.

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

	Year Ended December 31,
(In millions, except per share data)	2017(a)	2016	2015(b)	2014(b)	2013(b)
Statements of Income Data
Revenues	$74,733	$63,339	$72,051	$97,817	$100,160
Income from operations	3,969	2,378	4,692	4,051	3,425
Net income	3,804	1,213	2,868	2,555	2,133
Net income attributable to MPC	3,432	1,174	2,852	2,524	2,112
Per Share Data(c)
Net income attributable to MPC per share:
Basic	$6.76	$2.22	$5.29	$4.42	$3.34
Diluted	$6.70	$2.21	$5.26	$4.39	$3.32
Dividends per share	$1.52	$1.36	$1.14	$0.92	$0.77
Statements of Cash Flows Data
Net cash provided by operating activities	$6,609	$3,995	$4,073	$3,121	$3,413
Additions to property, plant and equipment	2,732	2,892	1,998	1,480	1,206
Acquisitions, net of cash acquired(b)	249	—	1,218	2,821	1,515
Investments - acquisitions, loans and contributions	805	288	331	413	151
Common stock repurchased	2,372	197	965	2,131	2,793
Dividends paid	773	719	613	524	484

	December 31,
(In millions)	2017	2016	2015(b)	2014(b)	2013(b)
Balance Sheets Data
Total assets	$49,047	$44,413	$43,115	$30,425	$28,367
Long-term debt, including capitalized leases(d)	12,946	10,572	11,925	6,602	3,378
Noncontrolling interests	6,795	6,646	6,438	639	412
Total equity	20,828	20,203	19,675	11,390	11,332

(a)
Earnings for 2017 include a tax benefit of approximately $1.5 billion or $2.93 per diluted share as a result of re-measuring certain net deferred tax liabilities using the lower corporate tax rate enacted in the fourth quarter 2017.

(b)
On December 4, 2015, MPLX, our consolidated subsidiary, merged with MarkWest. On September 30, 2014, we acquired Hess’ Retail Operations and Related Assets. On February 1, 2013, we acquired the Galveston Bay Refinery and Related Assets. The financial results for these operations are included in our consolidated results from the date of acquisition.

(c)	The number of weighted average shares reflect the impacts of shares of common stock repurchased under our share repurchase plans.

(d)
Includes amounts due within one year. During 2017, MPLX issued $2.25 billion aggregate principal amount of senior notes and used the net proceeds to fund the $1.5 billion cash portion of the consideration paid to MPC for the dropdown of assets on March 1, 2017. During 2015, in connection with the MarkWest Merger, MPLX assumed MarkWest Senior Notes with an aggregate principal amount of $4.1 billion and used its credit facility to repay $850 million of the $943 million of borrowings under MarkWest’s credit facility. During 2014, we issued $1.95 billion aggregate principal amount of senior notes and entered into a $700 million term loan agreement to fund a portion of the Hess’ Retail Operations and Related Assets acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information included under Item 1. Business, Item 1A. Risk Factors, Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “imply,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements.
Corporate Overview
We are an independent petroleum refining and marketing, retail and midstream company. Overall, we are one of the largest independent petroleum product refining, marketing, retail and transportation businesses in the United States and the largest east of the Mississippi.
We currently own and operate six refineries, all located in the United States, with an aggregate crude oil refining capacity of approximately 1.9 mmbpcd. Our refineries supply refined products to resellers and consumers within our market areas, including the Midwest, Northeast, East Coast, Southeast and Gulf Coast regions of the United States. We distribute refined products to our customers through pipeline and marine transportation, terminals and storage services provided by our Midstream segment. We are one of the largest wholesale suppliers of gasoline and distillates to resellers within our market area.
We have two strong retail brands: Speedway® and Marathon®. We believe that Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,740 convenience stores in 21 states throughout the Midwest, East Coast and Southeast. The Marathon brand is an established motor fuel brand in the Midwest and Southeast regions of the United States, and is available through approximately 5,600 retail outlets operated by independent entrepreneurs in 20 states and the District of Columbia.
Through our ownership interests in MPLX, we are one of the largest processors of natural gas in the United States and the largest processor and fractionator in the Marcellus and Utica shale regions. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. Our assets include approximately 5.9 bcf/d of gathering capacity, 8.0 bcf/d of natural gas processing capacity and 610 mbpd of fractionation capacity as of December 31, 2017. As of December 31, 2017, we owned, leased or had ownership interests in approximately 10,800 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges.
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

•
Refining & Marketing – refines crude oil and other feedstocks at our six refineries in the Gulf Coast and Midwest regions of the United States, purchases refined products and ethanol for resale and distributes refined products through various means, including pipeline and marine transportation, terminals and storage services provided by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, buyers on the spot market, our Speedway business segment and independent entrepreneurs who operate Marathon® retail outlets.

•	Speedway – sells transportation fuels and convenience products in the retail market in the Midwest, East Coast and Southeast.

•
Midstream – gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs; and transports and stores crude oil and refined products principally for the Refining & Marketing segment via pipelines, terminals, towboats and barges. The Midstream segment primarily reflects the results of MPLX, our sponsored master limited partnership.

Strategic Actions to Enhance Shareholder Value
On January 3, 2017, we announced plans to significantly accelerate the dropdown of assets with an estimated $1.4 billion of MLP-eligible annual EBITDA to MPLX and to exchange our economic interests in the general partner of MPLX, including IDRs, for newly issued MPLX common units. In 2017, in connection with these plans, we contributed assets to MPLX with projected annual EBITDA of approximately $400 million for $1.93 billion of cash and approximately 31 million MPLX common units and general partner units. See “MPLX LP - MPLX Highlights” for information on these dropdowns. On February 1, 2018, we completed the dropdown of the remaining identified assets, which included our refining logistics assets and fuels distribution services with projected annual EBITDA of approximately $1 billion, in exchange for $4.1 billion of cash and 114 million MPLX common units and general partner units.
The cash consideration for these dropdowns in 2017 and 2018 was financed by MPLX with $6.0 billion of debt. See “MPLX Highlights” section for additional information on MPLX debt financing in 2017 and 2018. The equity financing was funded through new MPLX common units and general partner units issued to us. Immediately following the closing of the February 1, 2018 dropdown, our IDRs were cancelled and our economic general partner interest was converted into a non-economic general partner interest, all in exchange for 275 million newly issued MPLX common units, which resulted in us owning approximately 64 percent of the issued and outstanding MPLX common units as of February 1, 2018. These actions were designed to provide a clear valuation of our midstream platform and to provide an ongoing return of capital to our shareholders in a manner consistent with maintaining an investment-grade credit profile.
Our January 3, 2017 announcement included conducting a full and thorough review of Speedway to ensure optimum value is being delivered to shareholders over the long term. On September 5, 2017, we announced that our board of directors, based on a recommendation from its independent special committee, determined that maintaining Speedway as a fully integrated business with MPC provides the best opportunity for enhancing long-term shareholder value. Key factors in the board of directors’ decision to maintain Speedway as an integrated business within MPC included substantial integration synergies, support of MPC’s investment-grade credit profile and ability to return capital to shareholders and the strong value of cash flow diversification.
Executive Summary
Results
Select results for 2017 and 2016 are reflected in the following table.

(In millions, except per share data)	2017	2016
Income from Operations by segment
Refining & Marketing	$2,321	$1,357
Speedway	732	734
Midstream	1,339	1,048
Items not allocated to segments	(423)	(761)
Total	$3,969	$2,378
(Benefit) provision for income taxes	$(460)	$609
Noncontrolling interests	$307	$(2)
Net income attributable to MPC	$3,432	$1,174
Net income attributable to MPC per diluted share	$6.70	$2.21
Net income attributable to MPC increased $2.26 billion, or $4.49 per diluted share, in 2017 compared to 2016, primarily due to an income tax benefit of approximately $1.5 billion resulting from the TCJA and improved results from our Refining & Marketing segment.

Refining & Marketing segment income from operations increased in 2017 compared to 2016. Excluding the $345 million LCM inventory benefit recognized in 2016, the increase in segment results for 2017 primarily resulted from higher LLS crack spreads in both the U.S. Gulf Coast and Chicago markets. The LLS blended crack spread for 2017 increased to $9.84 per barrel from $6.96 per barrel in 2016. These favorable effects were partially offset by less favorable product price realizations as compared to the spot market prices used in the LLS blended crack spread.
Excluding the $25 million LCM inventory benefit recognized in 2016, the increase in Speedway segment results for 2017 was primarily due to contributions from its travel center joint venture formed in the fourth quarter of 2016 and lower operating expense, partially offset by lower merchandise margin and lower gains from asset sales.
Midstream segment income from operations increased in 2017 compared to 2016, primarily due to higher natural gas and NGL gathering, processing and fractionating volumes and changes in natural gas and NGL prices. Segment results also benefited from the first quarter 2017 acquisitions of the Ozark pipeline and our ownership interest in the Bakken Pipeline system.
Items not allocated in 2017 includes an $86 million litigation charge, a litigation benefit of $57 million, $52 million of pension settlement expenses and a benefit of $23 million related to MPC’s share of gains from the sale of assets remaining from the canceled Sandpiper pipeline project. Items not allocated to segments in 2016 includes non-cash impairment charges totaling $486 million, which included $267 million related to our equity method investment in the Sandpiper pipeline project resulting from the indefinite deferral of this project, $130 million related to the goodwill recognized in connection with the MarkWest Merger and $89 million related to an MPLX equity method investment.
During the fourth quarter of 2017, the TCJA significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21 percent. Earnings for 2017 includes a tax benefit of approximately $1.5 billion as a result of remeasuring certain net deferred tax liabilities using the lower corporate tax rate.
Noncontrolling interests increased in 2017 compared to 2016, primarily due to increased MPLX net income.
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
As of December 31, 2017, we owned a 30.4 percent interest in MPLX, including a two percent general partner interest. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 69.6 percent interest owned by the public. The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements. The assets of MPLX are the property of MPLX and cannot be used to satisfy the obligations of MPC. MPC has effectively guaranteed certain indebtedness of LOOP and LOCAP, in which MPLX holds an interest. See Item 8. Financial Statements and Supplementary Data – Note 25 for more information.
See the “Strategic Actions to Enhance Shareholder Value” section for information on our ownership of MPLX after the dropdown of certain assets and IDR exchange on February 1, 2018.
MPLX Highlights

•
On February 8, 2018, MPLX issued $5.5 billion in aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.000 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.500 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.700 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.900 percent unsecured senior notes due April 2058. On February 8, 2018, $4.1 billion of the net proceeds were used to repay the 364-day term-loan facility, which was drawn on February 1, 2018 to fund the cash portion of the consideration MPLX paid MPC for the dropdown of assets on February 1, 2018. The remaining proceeds will be used to repay outstanding borrowings under MPLX’s revolving credit facility and intercompany loan agreement with us and for general partnership purposes.

•	On September 1, 2017, we contributed our joint-interest ownership in certain pipelines and storage facilities to MPLX in exchange for total consideration of $1.05 billion.

•	On March 1, 2017, we contributed certain terminal, pipeline and storage assets to MPLX in exchange for total consideration of $2.0 billion.

•
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

•	On March 31, 2016, we contributed our inland marine business to MPLX in exchange for 23 million common units and 460 thousand general partner units.

•
On August 4, 2016, MPLX entered into a Second Amended and Restated Distribution Agreement (the “Distribution Agreement”) providing for at-the-market issuance of common units, in amounts, at prices and on terms determined by market conditions and other factors at the time of the offerings (such at-the-market program, referred to as the “ATM Program”). During 2017, MPLX issued an aggregate of 14 million common units under the ATM Program, generating net proceeds of approximately $473 million. MPLX used the net proceeds from sales under the ATM Program for general partnership purposes including repayment of debt and funding for acquisitions, working capital requirements and capital expenditures.

•
On September 1, 2016, MPC, MPLX and various affiliates initiated a series of reorganization transactions in order to simplify MPLX’s ownership structure and its financial and tax reporting. In connection with these transactions, MPC contributed $225 million to MPLX, and all of the issued and outstanding MPLX Class A Units, all of which were held by MarkWest Hydrocarbon, a wholly-owned subsidiary of MPLX, were exchanged for newly issued MPLX common units.

•
On May 13, 2016, MPLX completed the private placement of approximately 30.8 million 6.5 percent Series A Convertible Preferred Units (the “MPLX Preferred Units”) at a cash price of $32.50 per unit. The aggregate net proceeds of approximately $984 million from the sale of the MPLX Preferred Units was used for capital expenditures, repayment of debt and general partnership purposes.

Distributions from MPLX
The following table summarizes the cash distributions we received from MPLX during 2017 and 2016.

(In millions)	2017	2016
Cash distributions received from MPLX:
General partner distributions, including IDRs	$301	$190
Limited partner distributions	197	142
Total	$498	$332
As discussed in the “Strategic Actions to Enhance Shareholder Value” section above, we believe there is substantial value in our economic interests in the general partner of MPLX and exchanged these economic interests for 275 million newly issued MPLX common units in conjunction with the completion of our dropdowns to highlight that value. After giving effect to the dropdown of certain assets and IDR exchange on February 1, 2018, we owned approximately 505 million MPLX common units valued at $19.15 billion based on the February 1, 2018 closing unit price of $37.95.
On January 26, 2018, MPLX declared a quarterly cash distribution of $0.6075 per common unit, which was payable February 14, 2018. As a result, MPLX made distributions totaling $346 million to its limited and general partners. MPC’s portion of this distribution was approximately $170 million.
See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information on MPLX.
Acquisitions and Investments

•	On March 1, 2017, MPLX acquired the Ozark pipeline from Enbridge Pipelines (Ozark) LLC for approximately $219 million.

•
On February 15, 2017, MPLX acquired a partial, indirect equity interest in the Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Company Pipeline (“ETCOP”) projects, collectively referred to as the Bakken Pipeline system, through a joint venture, MarEn Bakken Company LLC (“MarEn Bakken”), with Enbridge Energy Partners L.P. (“Enbridge Energy Partners”). MPLX holds, through a subsidiary, a 25 percent interest in MarEn Bakken, which equates to an approximate 9.2 percent indirect equity interest in the Bakken Pipeline system.

•
Effective January 1, 2017, MPLX and Antero Midstream formed a joint venture, Sherwood Midstream LLC (“Sherwood Midstream”), to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. MarkWest has a 50 percent ownership interest in Sherwood Midstream. In connection with this transaction, MarkWest contributed certain gas processing plants currently under construction at the Sherwood Complex with a fair value of approximately $134 million, cash of approximately $20 million and sold Class A Interests in MarkWest Ohio Fractionation to Sherwood Midstream for $126 million in cash. Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), a joint venture with MarkWest and Sherwood Midstream, was also formed to own, operate and maintain certain assets owned by Sherwood Midstream and MarkWest. MarkWest contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest.

•
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

•
On September 1, 2016, Enbridge Energy Partners announced that its affiliate, North Dakota Pipeline, would withdraw certain pending regulatory applications for the Sandpiper pipeline project and that the project would be deferred indefinitely. These decisions were considered to indicate an impairment of the costs capitalized to date on the project. We made contributions of $14 million to North Dakota Pipeline during the year ended December 31, 2016 and contributed $301 million since project inception to fund our share of the construction costs for the project. As the operator of North Dakota Pipeline, which owns the investments made to date in the Sandpiper pipeline project, and the entity responsible for maintaining its financial records, Enbridge Energy Partners completed a fixed asset impairment analysis as of August 31, 2016, in accordance with ASC Topic 360, to determine the fixed asset impairment charge. Based on the estimated liquidation value of the fixed assets, an impairment charge was recorded by North Dakota Pipeline. Based on our 37.5 percent ownership of North Dakota Pipeline, we recognized approximately $267 million of this charge in the third quarter of 2016 through “Income (loss) from equity method investments” on the accompanying consolidated statements of income. See Item 8. Financial Statements and Supplementary Data – Note 17 to the for information regarding the charge.

•
In September 2015, we acquired a 50 percent ownership interest in a joint venture, Crowley Ocean Partners, with Crowley. The joint venture owns and operates four new Jones Act product tankers, three of which are leased to MPC. We contributed a total of $141 million for the four vessels.

•
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

•
On December 4, 2015, MPLX completed the MarkWest Merger. Each common unit of MarkWest issued and outstanding immediately prior to the effective time of the MarkWest Merger was converted into a right to receive 1.09 common units of MPLX representing limited partner interests in MPLX, plus a one-time cash payment of $6.20 per unit. We contributed approximately $1.28 billion of cash to MPLX to pay the aggregate cash consideration to MarkWest unitholders, without receiving any new equity from MPLX in exchange. At closing, we made a payment of $1.23 billion to MarkWest common unitholders and the remaining $50 million was paid in equal amounts, the first $25 million was paid in July 2016 and the second $25 million was paid in July 2017, in connection with the conversion of the MPLX Class B Units to MPLX common units. MPLX recorded impairment charges of approximately $130 million in 2016 to impair a portion of the $2.21 billion of goodwill, as adjusted, recorded in connection with the MarkWest Merger. Our financial results and operating statistics reflect the results of MarkWest from the date of the MarkWest Merger.

See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on these acquisitions and investments, Note 6 for additional information on Crowley Coastal Partners as a VIE and Note 25 for information regarding our conditional guarantee of the indebtedness of Crowley Ocean Partners and Crowley Blue Water Partners.
Share Repurchases
As part of our strategic actions to enhance shareholder value, we repurchased $2.37 billion of our common stock at an average cost per share of $53.85 during 2017. Since January 1, 2012, our board of directors has approved $13.0 billion in total share repurchase authorizations and we have repurchased a total of $9.81 billion of our common stock, leaving $3.19 billion available for repurchases as of December 31, 2017. Under these authorizations, we have acquired 246 million shares at an average cost per share of $39.82.

Liquidity
As of December 31, 2017, we had cash and cash equivalents of $3.01 billion, excluding MPLX’s cash and cash equivalents of $5 million, and no borrowings or letters of credit outstanding under our $3.5 billion bank revolving credit facilities or under our $750 million trade receivables securitization facility (“trade receivables facility”). As of December 31, 2017, eligible trade receivables supported borrowings of $750 million under the trade receivable facility. As of December 31, 2017, we do not have any commercial paper borrowings outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facilities. As of December 31, 2017, MPLX had $505 million borrowings outstanding under its $2.25 billion revolving credit agreement and $114 million available through its $500 million intercompany loan agreement with MPC.
See Item 8. Financial Statements and Supplementary Data – Note 19 for information on our new bank revolving credit facilities.
Overview of Segments
Refining & Marketing
Refining & Marketing segment income from operations depends largely on our Refining & Marketing margin and refinery throughputs. Our total refining capacity was 1,881 mbpcd, 1,817 mbpcd and 1,794 mbpcd as of December 31, 2017, 2016 and 2015, respectively.
Our Refining & Marketing margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries and the costs of products purchased for resale. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same relationship as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Midwest (Chicago) and USGC crack spreads that we believe most closely track our operations and slate of products. LLS prices and a 6-3-2-1 ratio of products (6 barrels of LLS crude oil producing 3 barrels of unleaded regular gasoline, 2 barrels of ultra-low sulfur diesel and 1 barrel of three percent residual fuel oil) are used for these crack-spread calculations.
Our refineries can process significant amounts of sour crude oil, which typically can be purchased at a discount to sweet crude oil. The amount of this discount, the sweet/sour differential, can vary significantly, causing our Refining & Marketing margin to differ from crack spreads based on sweet crude oil. In general, a larger sweet/sour differential will enhance our Refining & Marketing margin.
Future crude oil differentials will be dependent on a variety of market and economic factors, as well as U.S. energy policy.
The following table provides sensitivities showing an estimated change in annual net income due to potential changes in market conditions.

(In millions, after-tax(a))
LLS 6-3-2-1 crack spread sensitivity(b) (per $1.00/barrel change)	$590
Sweet/sour differential sensitivity(c) (per $1.00/barrel change)	300
LLS-WTI differential sensitivity(d) (per $1.00/barrel change)	90
Natural gas price sensitivity(e) (per $1.00/million British thermal unit change)	200

(a)	The tax rate reflects the lower corporate tax rate under the TCJA.

(b)	Weighted 40 percent Chicago and 60 percent USGC LLS 6-3-2-1 crack spreads and assumes all other differentials and pricing relationships remain unchanged.

(c)	LLS (prompt) – [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars] and assumes approximately 58 percent of crude throughput are sour-based crudes.

(d)	Assumes approximately 17 percent of crude oil throughput volumes are WTI-based domestic crude oil.

(e)	This is consumption based exposure for our Refining & Marketing segment and does not include the sales exposure for our Midstream segment.
In addition to the market changes indicated by the crack spreads, the sweet/sour differential and the LLS to WTI differential, our Refining & Marketing margin is impacted by factors such as:

•	the selling prices realized for refined products;

•	the types of crude oil and other charge and blendstocks processed;

•	our refinery yields;

•	the cost of products purchased for resale;

•	the impact of commodity derivative instruments used to hedge price risk; and

•	the potential impact of LCM adjustments to inventories in periods of declining prices.
Inventories are stated at the lower of cost or market. Costs of crude oil, refinery feedstocks and refined products are stated under the LIFO inventory costing method and aggregated on a consolidated basis for purposes of assessing if the cost basis of these inventories may have to be written down to market values. At December 31, 2017, market values for refined products exceed their cost basis and, therefore, there is no LCM inventory market valuation reserve at the end of the year. Based on movements of refined product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
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

Year	Refinery
2017	Catlettsburg, Galveston Bay and Garyville
2016	Galveston Bay, Garyville and Robinson
2015	Catlettsburg, Galveston Bay, Garyville and Robinson
Speedway
Our retail marketing margin for gasoline and distillate, which is the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, impacts the Speedway segment profitability. Gasoline and distillate prices are volatile and are impacted by changes in supply and demand in PADD 1 and PADD 2 where we operate. Numerous factors impact gasoline and distillate demand throughout the year, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions. The following PADD 1 and PADD 2 market demands for 2017 are based on current estimates. PADD 2 2017 gasoline demand grew for the fifth consecutive year, up 0.5 percent from last year’s record level. PADD 1 gasoline demand posted an annual gain in 2017 for the fourth consecutive year, up 0.9 percent year over year. Continuing economic growth and slowing fleet fuel efficiency gains supported gasoline demand in most of the U.S. Distillate demand in 2017 posted its first year-over-year increase in three years, up 1.9 percent from 2016. Increases in truck tonnage, which grew by 3.8 percent, the largest annual increase since 2013, and rail traffic (total carloads and intermodal) supported a 3.4 percent increase in 2017 distillate demand over 2016’s six year low. PADD 1 2017 distillate demand was up 0.8 percent from its four year low in 2016. PADD 2 2017 distillate demand is up 2.8 percent year over year. The margin on merchandise sold at our convenience stores historically has been less volatile and has contributed substantially to Speedway’s margin. More than half of Speedway’s margin was derived from merchandise sales in 2017. Speedway’s convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items.
Inventories are carried at the lower of cost or market value. Costs of refined products and merchandise are stated under the LIFO inventory costing method and aggregated on a consolidated basis for purposes of assessing if the cost basis of these inventories may have to be written down to market values. As of December 31, 2017, market values for refined products exceed their cost basis and, therefore, there is no LCM inventory market valuation reserve at the end of the year. Based on movements of refined product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
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
Results of Operations
The following discussion includes comments and analysis relating to our results of operations for the years ended December 31, 2017, 2016 and 2015. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data and is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Consolidated Results of Operations

(In millions)	2017	2016	2017 vs. 2016 Variance	2015	2016 vs. 2015 Variance
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$74,104	$63,277	$10,827	$72,045	$(8,768)
Sales to related parties	629	62	567	6	56
Income (loss) from equity method investments	306	(185)	491	88	(273)
Net gain on disposal of assets	10	32	(22)	7	25
Other income	320	178	142	112	66
Total revenues and other income	75,369	63,364	12,005	72,258	(8,894)
Costs and expenses:
Cost of revenues (excludes items below)	58,760	49,170	9,590	55,583	(6,413)
Purchases from related parties	570	509	61	308	201
Inventory market valuation adjustment	—	(370)	370	370	(740)
Consumer excise taxes	7,759	7,506	253	7,692	(186)
Impairment expense	—	130	(130)	144	(14)
Depreciation and amortization	2,114	2,001	113	1,502	499
Selling, general and administrative expenses	1,743	1,605	138	1,576	29
Other taxes	454	435	19	391	44
Total costs and expenses	71,400	60,986	10,414	67,566	(6,580)
Income from operations	3,969	2,378	1,591	4,692	(2,314)
Net interest and other financial income (costs)	(625)	(556)	(69)	(318)	(238)
Income before income taxes	3,344	1,822	1,522	4,374	(2,552)
(Benefit) provision for income taxes	(460)	609	(1,069)	1,506	(897)
Net income	3,804	1,213	2,591	2,868	(1,655)
Less net income (loss) attributable to:
Redeemable noncontrolling interest	65	41	24	—	41
Noncontrolling interests	307	(2)	309	16	(18)
Net income attributable to MPC	$3,432	$1,174	$2,258	$2,852	$(1,678)

Net income attributable to MPC increased $2.26 billion in 2017 compared to 2016 and decreased $1.68 billion in 2016 compared to 2015. The increase in 2017 was primarily due to a tax benefit of $1.5 billion resulting from the TCJA enacted in the fourth quarter of 2017 and an increase in our Refining & Marketing segment income from operations of $964 million in 2017 compared to 2016. The decrease in 2016 was primarily due to a decrease in our Refining & Marketing segment income from operations of $2.64 billion in 2016 compared to 2015, partially offset by increases in our Midstream and Speedway segment results. Income from operations for 2016 includes a non-cash benefit of $370 million related to the reversal of the Company’s LCM inventory valuation reserve and impairment charges of $356 million related to equity method investments and $130 million related to goodwill. See Segment Results for additional information.
Sales and other operating revenues (including consumer excise taxes) increased $10.83 billion in 2017 compared to 2016 and decreased $8.77 billion in 2016 compared to 2015. The increase in 2017 was primarily due to higher averaged refined product sales prices, which increased $0.25 per gallon, and an increase in refined product sales volumes, which increased 42 mbpd. The decrease in 2016 was primarily due to lower refined product sales prices, which decreased $0.27 per gallon, and lower sales volumes, which decreased 32 mbpd.
Sales to related parties increased $567 million in 2017 compared to 2016 mainly due to sales from our Refining & Marketing segment to PFJ Southeast, a joint venture with Pilot Flying J, which commenced in the fourth quarter of 2016.
Income (loss) from equity method investments increased $491 million in 2017 compared to 2016 and decreased $273 million in 2016 compared to 2015. The increase in 2017 was primarily due to the absence of impairment charges related to equity method investments of $356 million recorded in 2016 along with increases in income from new and existing pipeline, natural gas, retail and marine affiliates. The decrease in 2016 was primarily due to the $356 million of impairment charges, partially offset by increases in income from new and existing pipeline and marine equity investments.
Net gain on disposal of assets decreased $22 million in 2017 compared to 2016 and increased $25 million in 2016 compared to 2015 primarily due to gains on the sale of certain Speedway locations in 2016.
Other income increased $142 million in 2017 compared to 2016 and increased $66 million in 2016 compared to 2015. The increase in 2017 was primarily due to increased RIN sales. The increase in 2016 was primarily due to the inclusion of a full year of MarkWest other income and increased RIN sales.
Cost of revenues increased $9.59 billion in 2017 compared to 2016 and decreased $6.41 billion in 2016 compared to 2015. The increase in 2017 was primarily due to an increase in refined product cost of sales of $9.18 billion, primarily attributable to an increase in our average crude oil costs of $9.50 per barrel. The decrease in 2016 was primarily due to a decrease in refined product cost of sales of $6.52 billion, primarily attributable to a decrease in our average crude oil costs of $7.26 per barrel, partially offset by an increase in refinery direct operating costs of $407 million, or $0.72 per barrel of total refinery throughput, which reflects significantly higher turnaround activity in 2016 as compared to a lower than normal level of turnaround costs in 2015.
Purchases from related parties increased $61 million in 2017 compared to 2016 and increased $201 million in 2016 compared to 2015. The increase in 2017 was primarily due to:

•	an increase in transportation services provided by Crowley Ocean Partners of $27 million;

•	an increase in transportation services provided by Crowley Blue Water Partners of $23 million; and

•	an increase in volumes purchased from LOOP of $12 million.
The increase in purchases from related parties in 2016 was primarily due to:

•	an increase in volumes transported by Illinois Extension Pipeline, which is a pipeline affiliate that became operational in December 2015, of $106 million;

•	an increase in transportation services provided by Crowley Ocean Partners, which was a new marine joint venture established in September 2015, of $46 million; and

•	an increase in transportation services provided by Crowley Blue Water Partners, which was a new marine joint venture established in May 2016, of $37 million.
Inventory market valuation adjustment decreased costs and expenses by $740 million in 2016 compared to 2015. The LCM inventory reserve recorded in 2015 of $370 million was reversed in 2016 due to increases in refined product prices during the second quarter of 2016 resulting in reductions to cost of revenues of $370 million in 2016.

Impairment expense decreased $130 million in 2017 compared to 2016 and decreased $14 million in 2016 compared to 2015. Impairment expense in 2016 reflects a $130 million charge recorded by MPLX to impair a portion of the $2.21 billion of goodwill recorded in connection with the MarkWest Merger. In 2015, an impairment charge of $144 million was recorded related to the cancellation of the ROUX project at our Garyville refinery. Impairments related to equity method investments were recorded to Income (loss) from equity method investments and discussed above.
Depreciation and amortization increased $499 million in 2016 compared to 2015, primarily due to the depreciation of the fair value of the assets acquired in connection with the MarkWest Merger in December 2015.
Selling, general and administrative expenses increased $138 million in 2017 compared to 2016 and increased $29 million in 2016 compared to 2015. The increase in 2017 was primarily due a $45 million increase in pension settlement expenses, increases in employee-related compensation and benefit expenses, higher corporate costs and net litigation settlement expenses of $29 million. The increase in 2016 was primarily attributable to the inclusion of MarkWest expenses, largely offset by decreases in contract services and other corporate costs.
Other taxes increased $44 million in 2016 compared to 2015, primarily due to the inclusion of MarkWest’s taxes.
Net interest and other financial costs increased $69 million in 2017 compared to 2016 and increased $238 million in 2016 compared to 2015. The increase in 2017 reflects the MPLX senior notes issued in February 2017, partially offset by decreased borrowings on the MPC term loan agreement. The increase in 2016 was primarily due to interest on the debt assumed in the MarkWest Merger. We capitalized interest of $55 million in 2017, $63 million in 2016 and $37 million in 2015. See Item 8. Financial Statements and Supplementary Data – Note 19 for further details.
Provision for income taxes decreased $1.07 billion in 2017 compared to 2016 and decreased $897 million in 2016 compared to 2015. The TCJA was signed into law on December 22, 2017 and provided several key changes to U.S. tax law, including a federal corporate tax rate of 21 percent replacing the current rate applicable to MPC of 35 percent. MPC was required to calculate the effect of the TCJA on its deferred tax balances as of the enactment date. The effect of the federal corporate income tax rate change reduced net deferred tax liabilities by $1.5 billion in 2017. This benefit was partially offset by an increase in our income before income taxes, which increased $1.52 billion in 2017 compared to 2016. The decrease in 2016 was primarily due to a decrease in our income before income taxes of $2.55 billion compared to 2015. The TCJA impacted our effective tax rate by 45 percentage points in 2017, decreasing our effective tax rate from 31 percent to (14) percent. The effective tax rate, excluding the TCJA, of 31 percent in 2017 and the effective tax rates of 33 percent and 34 percent in 2016 and 2015, respectively, are slightly less than the U.S. statutory rate of 35 percent primarily due to certain permanent benefit differences, including the domestic manufacturing deduction, partially offset by state and local tax expense. See Item 8. Financial Statements and Supplementary Data – Note 12 for further details.
Segment Results
Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP (“non-GAAP”). We believe these non-GAAP financial measures are useful to investors and analysts to assess our ongoing financial performance because, when reconciled to its most comparable GAAP financial measure, they provide improved comparability between periods through the exclusion of certain items that we believe are not indicative of our core operating performance and that may obscure our underlying business results and trends. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measures we use are as follows:

Refining & Marketing Margin
Refining margin is defined as sales revenue less the cost of refinery inputs and purchased products and excludes the LCM inventory market adjustment.
Speedway Gasoline and Distillate Margin
Speedway gasoline and distillate margin is defined as the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees and excluding any LCM inventory market adjustment.
Speedway Merchandise Margin
Speedway merchandise margin is defined as the price paid by consumers less the cost of merchandise.
See the reconciliations of these non-GAAP measures in the following segment discussions.

Refining & Marketing

Key Financial and Operating Data	2017	2016	2015
Refining & Marketing revenues (in millions)	$64,691	$53,817	$64,198
Refining & Marketing intersegment sales to Speedway (in millions)	$11,309	$10,589	$12,024
Refining & Marketing intersegment fees paid to Midstream (in millions)	$1,443	$1,262	$930
Refining & Marketing income from operations (in millions)(a)	$2,321	$1,357	$3,997
Consumer excise taxes included in both revenues and costs (in millions)	$7,759	$7,506	$7,692
Refined product sales volumes (thousands of barrels per day)(b)	2,301	2,259	2,289
Refined product intersegment sales volumes to Speedway (millions of gallons)	5,611	5,957	5,873
Refined product sales destined for export (thousands of barrels per day)	297	296	319
Average refined product sales prices (dollars per gallon)	$1.72	$1.47	$1.74
Average refined product intersegment sales prices to Speedway (dollars per gallon)	$2.01	$1.77	$2.04
Refinery throughputs (thousands of barrels per day):
Crude oil refined	1,765	1,699	1,711
Other charge and blendstocks	179	151	177
Total	1,944	1,850	1,888
Sour crude oil throughput percent	59	60	55
WTI-priced crude oil throughput percent	21	19	20
Refining & Marketing margin (dollars per barrel)(c)	$12.60	$11.16	$15.16
Refinery direct operating costs (dollars per barrel):(d)
Planned turnaround and major maintenance	$1.72	$1.83	$1.13
Depreciation and amortization	1.43	1.47	1.39
Other manufacturing(e)	4.07	4.09	4.15
Total	$7.22	$7.39	$6.67

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

(b)	Includes intersegment sales and sales destined for export.

(c)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs. Excludes the LCM inventory valuation adjustments.

(d)	Per barrel of total refinery throughputs.

(e)	Includes utilities, labor, routine maintenance and other operating costs.

Reconciliation of Refining & Marketing margin to Refining & Marketing income from operations (in millions)	2017	2016	2015
Refining & Marketing income from operations	$2,321	$1,357	$3,997
Plus (Less):
Refinery direct operating costs(a)	4,113	4,007	3,640
Refinery depreciation and amortization	1,013	994	955
Other:
Operating expenses(a)(b)	1,924	1,835	1,742
Segment (income) expense, net(a)	(499)	(360)	(325)
Depreciation and amortization	69	69	97
Inventory market valuation adjustment	—	(345)	345
Refining & Marketing margin(c)	$8,941	$7,557	$10,451

(a)	Excludes depreciation and amortization.

(b)
Includes fees paid to MPLX for various midstream services, which includes marine and pipeline transportation and terminal and storage services, but excludes costs related to delivery of crude and feedstocks to our refineries.

(c)	Sales revenue less cost of refinery inputs and purchased products, excluding any LCM inventory market adjustment.

The following table presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

Benchmark prices (dollars per gallon)	2017	2016	2015
Chicago spot unleaded regular gasoline	$1.58	$1.33	$1.60
Chicago spot ultra-low sulfur diesel	1.64	1.34	1.62
USGC spot unleaded regular gasoline	1.60	1.33	1.55
USGC spot ultra-low sulfur diesel	1.62	1.32	1.58
Market Indicators (dollars per barrel)
Chicago LLS 6-3-2-1 crack spread(a)(b)	$9.77	$7.19	$10.67
USGC LLS 6-3-2-1 crack spread(a)	9.89	6.80	9.11
Blended 6-3-2-1 crack spread(a)(c)	9.84	6.96	9.70
LLS	54.00	45.01	52.35
WTI	50.85	43.47	48.76
LLS – WTI crude oil differential(a)	3.15	1.55	3.59
Sweet/Sour crude oil differential(a)(d)	5.94	6.52	6.10

The following table includes the impacts of changes in the market indicators above on Refining & Marketing segment results.

Market Indicators impact on Refining & Marketing segment income	2017 vs. 2016 Variance		2016 vs. 2015 Variance
	(dollars per barrel)	(in millions)	(dollars per barrel)	(in millions)
Chicago LLS 6-3-2-1 crack spread(a)(b)	$2.58	$825	$(3.48)	$(846)
USGC LLS 6-3-2-1 crack spread(a)	3.09	1,446	(2.31)	(1,129)
LLS – WTI crude oil differential(a)	1.60	249	(2.04)	(260)
Sweet/Sour crude oil differential(a)(d)	(0.58)	(189)	0.42	334
Total		$2,331		$(1,901)

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 40/60 percent in 2017, 40/60 percent in 2016 and 38/62 percent in 2015 based on MPC’s refining capacity by region in each period.

(d)	LLS (prompt) – [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Refining & Marketing segment revenues increased $10.87 billion in 2017 compared to 2016 and decreased $10.38 billion in 2016 compared to 2015. The increase in 2017 was primarily due to higher refined product sales prices and volumes. The decrease in 2016 was primarily due to lower refined product sales prices and volumes.
Refining & Marketing intersegment sales to our Speedway segment increased $720 million in 2017 compared to 2016 and decreased $1.44 billion in 2016 compared to 2015. The increase in 2017 was primarily due to an increase in average refined product sales prices, partially offset by a decrease in sales volumes. The decrease in 2016 was primarily due to a decrease in average refined product sales prices, partially offset by an increase in refined product sales volumes.
Refining & Marketing intersegment fees paid to our Midstream segment increased $181 million in 2017 compared to 2016 and $332 million in 2016 compared to 2015 due the dropdown of certain assets to MPLX. Certain segment information has been recast to reflect this activity as noted in the “Corporate Overview” section. After the February 1, 2018 dropdown of assets to MPLX, as noted in the “Corporate Overview - Strategic Actions to Enhance Shareholder Value” section, Refining & Marketing intersegment fees paid to MPLX will increase for fuels distribution services and refinery logistics assets and Refining & Marketing direct operating costs will decrease. These changes will not impact Refining & Marketing margin but will reduce Refining & Marketing segment results. There will be a corresponding increase in the Midstream segment results.
Refining & Marketing segment income from operations increased $964 million in 2017 compared to 2016 and decreased $2.64 billion in 2016 compared to 2015. Segment income in 2016 includes a $345 million non-cash benefit related to the Company’s LCM inventory reserve. Excluding the LCM inventory benefit, the increase in segment results for 2017 primarily resulted from higher LLS crack spreads in both the U.S. Gulf Coast and Chicago markets. The LLS blended crack spread for 2017 increased to $9.84 per barrel from $6.96 per barrel in 2016. These favorable effects were partially offset by less favorable product price realizations as compared to the spot market prices used in the LLS blended crack spread. Segment income in 2015 includes a

$345 million non-cash charge related to the Company’s LCM inventory reserve, which was reversed in 2016. The favorable LCM inventory adjustment variance was more than offset by the unfavorable effects of lower crack spreads and higher direct operating costs due to refinery turnarounds.
Based on changes in the market indicators shown above and our refinery throughputs, we estimate a positive impact of $2.33 billion for 2017 compared to 2016 and a negative impact of $1.90 billion for 2016 compared to 2015 on Refining & Marketing segment income from operations. The market indicators use spot market values and an estimated mix of crude purchases and product sales. Differences in our results compared to these market indicators, including product price realizations, the mix of crudes purchased and their costs, the effects of LCM inventory valuation adjustments, the effects of market structure on our crude oil acquisition prices, and other items like refinery yields and other feedstock variances, had estimated negative impacts on Refining & Marketing segment income from operations of $1.35 billion in 2017 compared to 2016 and $304 million in 2016 compared to 2015. The significant elements of the negative impact in both years were unfavorable product price realizations and unfavorable crude acquisition costs relative to the market indicators. In 2016, these negative impacts were partially offset by the reversal of the Company’s LCM inventory valuation reserve that was recorded in 2015.
The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. In the second quarter of 2016, we had recognized the effects of an interim liquidation of our refined products inventories which we did not expect to reinstate by year end resulting in a pre-tax charge of approximately $54 million to income. Based on year end refined product inventories, which were higher than inventories at the beginning of the year, we had a build in refined product inventories for 2016. Therefore, we recognized the effects of this annual build in our refined products in the fourth quarter of 2016 which had the effect of reversing the second quarter charge. In the fourth quarter of 2015, we recorded a LIFO charge of $45 million as a result of annual decreased levels in refined products and crude inventory volumes. For the full year, we recognized a LIFO charge of $7 million in 2017, $2 million in 2016 and $78 million in 2015.
Refinery direct operating costs decreased $0.17 per barrel in 2017 compared to 2016 and increased $0.72 per barrel in 2016 compared to 2015. The decrease in 2017 includes an $0.11 per barrel decrease in planned turnaround and major maintenance costs resulting from lower turnaround activity at our Garyville and Robinson refineries partially offset by higher activity at our Catlettsburg refinery. The change in 2016 compared to 2015 includes an increase in planned turnaround and major maintenance costs of $0.70 per barrel as well as a decrease in other manufacturing costs of $0.06 per barrel. The increase in planned turnaround and major maintenance costs for 2016 are primarily attributable to higher turnaround activity at the Galveston Bay, Garyville and Robinson refineries and a lower than normal schedule of turnaround activity in 2015, partially offset by a decrease in turnaround activity at the Catlettsburg refinery. In 2016, the decrease in other manufacturing costs was primarily due to lower routine maintenance costs, general and administrative expenses and waste costs.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $457 million in 2017, $288 million in 2016 and $212 million in 2015. The increase in 2017 was primarily due to higher weighted average RIN costs driven by higher market prices for purchased RINs and increases in the number of RINs purchased. In 2015, we recorded a $46 million charge to recognize increased estimated costs for compliance based on the renewable fuel standards for 2014 and 2015 proposed by the EPA in May 2015 and finalized in November 2015, particularly those for biomass-based diesel and advanced biofuels. Excluding this charge, the increase in 2016 was primarily due to the effect of increased purchases of biomass-based diesel RINs at increased prices.

Speedway

Key Financial and Operating Data	2017	2016	2015
Speedway revenues (in millions)	$19,033	$18,286	$19,693
Speedway income from operations (in millions)	$732	$734	$673
Convenience stores at period-end	2,744	2,733	2,766
Gasoline & distillate sales (millions of gallons)	5,799	6,094	6,038
Average gasoline & distillate sales prices (dollars per gallon)	$2.34	$2.09	$2.36
Gasoline & distillate margin (dollars per gallon)(a)	$0.1738	$0.1656	$0.1823
Same store gasoline sales volume (period over period)	(1.3)%	(0.4)%	(0.3)%
Merchandise sales (in millions)	$4,893	$5,007	$4,879
Same store merchandise sales (period over period)(b)	1.2%	3.2%	4.1%
Merchandise margin (in millions)(c)	$1,402	$1,435	$1,368
Merchandise margin percent	28.7%	28.7%	28.0%

(a)
The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume. Excludes LCM inventory valuation adjustments.

(b)	Excludes cigarettes.

(c)	The price paid by the consumers less the cost of merchandise.

Reconciliation of Speedway total margin to Speedway income from operations (in millions)	2017	2016	2015
Speedway income from operations	$732	$734	$673
Plus (Less):
Operating, selling, general and administrative expenses(a)	1,530	1,554	1,573
Depreciation and amortization(a)	275	273	254
Income from equity method investments	(69)	(5)	—
Net gain on disposal of assets	(14)	(30)	(1)
Other income(a)	(14)	(18)	(17)
Inventory market valuation adjustment	—	(25)	25
Speedway total margin	$2,440	$2,483	$2,507

Speedway total margin:(a)
Gasoline and distillate margin(b)	$1,008	$1,009	$1,101
Merchandise margin(c)	1,402	1,435	1,368
Other margin	30	39	38
Speedway total margin	$2,440	$2,483	$2,507

(a)
2017 margin and expenses do not reflect any results from the 41 travel centers contributed to PFJ Southeast, whereas they are reflected in the 2016 and 2015 information. Our share of the net results from the joint venture is reflected in income from equity method investments.

(b)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees and excluding any LCM inventory market adjustment.

(c)	The price paid by the consumers less the cost of merchandise.
Speedway segment revenues increased $747 million in 2017 compared to 2016 and decreased $1.41 billion in 2016 compared to 2015. The increase in 2017 was due to an increase in gasoline and distillate sales of $860 million partially offset by a decrease in merchandise sales of $114 million. Average gasoline and distillate selling prices increased $0.25 per gallon which were partially offset by a decrease in sales volumes in 2017 compared to 2016. The decreases in gasoline and distillate sales volumes and merchandise sales are primarily attributable to the contribution of 41 travel centers to PJF Southeast in fourth quarter of 2016. The decrease in 2016 was due to a decrease in gasoline and distillate sales of $1.52 billion primarily due to a decrease in gasoline and distillate selling prices of $0.27 per gallon.
Speedway segment income from operations decreased $2 million in 2017 compared to 2016 and increased $61 million in 2016 compared to 2015. Segment income in 2016 includes a $25 million non-cash benefit related to the reversal of the Company’s LCM inventory reserve, which was recorded in 2015. Excluding the LCM inventory benefit recognized in 2016, the increase in segment results for 2017 was primarily due to a full year of contributions from Speedway’s travel center joint venture formed in the fourth quarter 2016 and lower operating expense, partially offset by lower merchandise margin and lower gains from asset sales. In 2016, in addition to the favorable LCM inventory adjustment variance, the remaining increase during 2016 was primarily due to higher merchandise margin of $67 million and gains from asset sales, partially offset by lower gasoline and distillate margin of $91 million, or $0.0167 per gallon. The increase in merchandise margin in 2016 was related to a combination of higher merchandise and food sales and improved margins.
Midstream

Key Financial and Operating Data	2017	2016	2015
Midstream third party revenues (in millions)	$2,322	$1,828	$187
Midstream intersegment sales to Refining & Marketing (in millions)	1,443	1,262	930
Total Midstream revenues (in millions)	$3,765	$3,090	$1,117
Midstream income from operations (in millions)(a)	$1,339	$1,048	$463
Crude oil and refined product pipeline throughputs (mbpd)(b)	3,377	2,948	2,829
Average crude oil and refined products tariff rates (dollars per barrel)(c)	$0.61	$0.61	$0.62
Terminal throughput (mbpd)(d)	1,477	1,505	—
Gathering system throughput (MMcf/d)(e)	3,608	3,275	3,075
Natural gas processed (MMcf/d)(e)	6,460	5,761	5,468
C2 (ethane) + NGLs fractionated (mbpd)(e)	394	335	307
Benchmark Prices
Natural Gas NYMEX HH ($ per MMBtu)(e)	$3.02	$2.55	$2.04
C2 + NGL Pricing ($ per gallon)(e)(f)	$0.66	$0.47	$0.40

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

(b)	On owned common-carrier pipelines, excluding equity method investments.

(c)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(d)	Includes the results of the terminal assets beginning on April 1, 2016, the date the assets became a business.

(e)	Beginning December 4, 2015, which was the effective date of the MarkWest Merger.

(f)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

Midstream segment revenue and income from operations increased $675 million and $291 million in 2017 compared to 2016, respectively, and $1.97 billion and $585 million in 2016 compared to 2015, respectively. The increases in 2017 were primarily due to increased revenue from higher natural gas and NGL gathering, processing and fractionation volumes and changes in natural gas and NGL prices. Segment results also benefited from the first quarter 2017 acquisitions of the Ozark pipeline and our ownership interest in the Bakken Pipeline system. The comparison for 2017 and 2016 also reflects the absence of any revenues for the terminal services provided to the Refining & Marketing segment in the first quarter of 2016 versus the inclusion of revenues for these services in the first quarter of 2017. These assets were not considered a business prior to April 1, 2016, and therefore, no financial results for these assets were available from which to recast first quarter 2016 Midstream segment results. The increases in 2016 were primarily due to the inclusion of MarkWest’s operating results in Midstream segment income following the merger with MPLX from the December 4, 2015 merger date. Midstream income from operations also increased due to earnings from new and existing pipeline and marine equity investments.
After the February 1, 2018 dropdown of assets to MPLX, as noted in the “Corporate Overview - Strategic Actions to Enhance Shareholder Value” section, intersegment sales to our Refining & Marketing segment will increase for fees charged for fuels distribution services and refinery logistics assets.

Corporate and Other

Key Financial Information (in millions)	2017	2016	2015
Items not allocated to segments:
Corporate and other unallocated items(a)	$(365)	$(268)	$(293)
Pension settlement expenses(b)	$(52)	$(7)	$(4)
Litigation	$(29)	$—	$—
Impairment(c)	$23	$(486)	$(144)

(a)
Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	See Item 8. Financial Statements and Supplementary Data – Note 22.

(c)	See Item 8. Financial Statements and Supplementary Data – Notes 16 and 17.
Corporate and other unallocated expenses increased $97 million in 2017 compared to 2016 and decreased $25 million in 2016 compared to 2015. The increase in 2017 is largely due to higher unallocated corporate costs and increases in employee-related expenses and corporate costs. The decrease in 2016 is primarily due to increased allocations of corporate costs to the segments.
Other unallocated items in 2017 include an $86 million litigation charge, a litigation benefit of $57 million and a benefit of $23 million related to MPC’s share of gains from the sale of assets remaining from the canceled Sandpiper pipeline project. Other unallocated items in 2016 include impairment charges of $486 million resulting from non-cash charges of $267 million related to the indefinite deferral of the Sandpiper pipeline project, $130 million related to the goodwill recognized in connection with the MarkWest Merger and $89 million related to an MPLX equity method investment. Other unallocated items in 2015 include an impairment charge of $144 million recorded in the third quarter of 2015 related to the cancellation of the ROUX project at our Garyville refinery. See Item 8. Financial Statements and Supplementary Data – Note 17 for additional information on the impairment charges.
We recorded pretax pension settlement expenses of $52 million in 2017, $7 million in 2016 and $4 million in 2015 from the recognition of certain deferred pension plan losses in connection with significant settlements of our pension obligations during these years.
Liquidity and Capital Resources
Cash Flows
Our cash and cash equivalents balance was $3.01 billion at December 31, 2017 compared to $887 million at December 31, 2016. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years is presented in the following table.

(In millions)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$6,609	$3,995	$4,073
Investing activities	(3,394)	(2,941)	(3,441)
Financing activities	(1,091)	(1,294)	(999)
Total	$2,124	$(240)	$(367)
Net cash provided by operating activities increased $2.61 billion in 2017 compared to 2016, primarily due to increased operating results and favorable changes in working capital of $1.74 billion compared to 2016. Net cash provided by operating activities decreased $78 million in 2016 compared to 2015, primarily due to decreased operating results, partially offset by favorable changes in working capital of $1.22 billion compared to 2015. The above changes in working capital exclude changes in short-term debt.
For 2017, changes in working capital were a net $1.94 billion source of cash, primarily due to an increase in accounts payable and accrued liabilities and a decrease in inventories, partially offset by an increase in current receivables. Changes from December 31, 2016 to December 31, 2017 per the consolidated balance sheets, excluding the impact of acquisitions, were as follows:

•	Accounts payable increased $2.70 billion from year-end 2016, primarily due to higher crude oil payable volumes and prices.

•	Current receivables increased $1.08 billion from year-end 2016, primarily due to higher crude oil and refined product receivable prices and volumes.

•	Inventories decreased $106 million from year-end 2016, primarily due to lower crude oil inventory volumes.
For 2016, changes in working capital were a net $200 million source of cash, primarily due to an increase in accounts payable and accrued liabilities, partially offset by increases in current receivables and inventories. Accounts payable increased $850 million from year-end 2015, primarily due to higher crude oil payable prices; current receivables increased $690 million from year-end 2015, primarily due to higher refined product and crude oil receivable prices; and inventories increased $61 million from year-end 2015, excluding the change in the Company’s inventory valuation reserve of $370 million, primarily due to higher crude oil and refined product inventory volumes.
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
Cash flows used in investing activities increased $453 million in 2017 compared to 2016 and decreased $500 million in 2016 compared to 2015.

•
Cash used for additions to property, plant and equipment was primarily due to spending in our Midstream segment. See discussion of capital expenditures and investments under the “Capital Spending” section.

•
Net investments were a use of cash of $740 million in 2017 compared to $262 million in 2016 and $327 million in 2015. The change in 2017 compared to 2016 was primarily due to MPLX’s investment of $500 million for a partial interest in the Bakken Pipeline system. The change in 2016 compared to 2015 was primarily due to decreases in contributions to the SAX pipeline project of $114 million, the Sandpiper pipeline project of $57 million and Crowley Ocean Partners of $38 million, partially offset by increases in contributions to Crowley Coastal Partners of $82 million and MPLX equity method investments of $74 million.

•
Cash provided by disposal of assets totaled $79 million, $101 million and $21 million in 2017, 2016 and 2015, respectively. Cash provided in 2016 was primarily due the sale of certain Speedway locations in the normal course of business.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to total capital expenditures and investments follows for each of the last three years.

(In millions)	2017	2016	2015
Additions to property, plant and equipment per consolidated statements of cash flows	$2,732	$2,892	$1,998
Non-cash additions to property, plant and equipment	—	—	5
Asset retirement expenditures	2	6	1
Increase (decrease) in capital accruals	67	(127)	94
Total capital expenditures	2,801	2,771	2,098
Acquisitions(a)	250	10	13,854
Investments in equity method investees(b)	805	288	331
Total capital expenditures and investments	$3,856	$3,069	$16,283

(a)
The 2017 acquisitions include the Ozark pipeline. The 2016 acquisitions include purchase price adjustments related to the MarkWest Merger. The 2015 acquisitions include the MarkWest Merger. The acquisition numbers above include property, plant and equipment, equity investments, intangibles and goodwill. See Item 8. Financial Statements and Supplementary Data – Note 5 for further details.

(b)
The 2017 investments in equity method investees includes the investment of $500 million in MarEn Bakken related to the Bakken Pipeline system. The 2016 amount excludes an adjustment of $143 million to the fair value of equity method investments acquired in connection with the MarkWest Merger.

Financing activities were uses of cash of $1.09 billion in 2017, $1.29 billion in 2016 and $999 million in 2015.

•
Long-term debt borrowings and repayments, including debt issuance costs, were a net $2.24 billion source of cash in 2017 compared to a $1.42 billion use of cash in 2016 and a $746 million source of cash in 2015. During 2017 MPLX issued $2.25 billion of senior notes, borrowed $505 million under the MPLX bank revolving credit agreement, repaid the remaining $250 million under the MPLX term loan agreement and we repaid the remaining $200 million balance under the MPC term loan agreement. During 2016, MPLX used proceeds from its issuance of the MPLX Preferred Units to repay amounts outstanding under the MPLX bank revolving credit facility and MPC chose to prepay $500 million under its term loan. See Item 8. Financial Statements and Supplementary Data – Note 19 for additional information on our long-term debt.

•
Cash proceeds from the issuance of MPLX common units were $473 million in 2017 and $776 million in 2016. Cash proceeds from the issuance of MPLX Preferred Units was $984 million in 2016. See Item 8. Financial Statements and Supplementary Data – Note 4 for further discussion of MPLX.

•
Cash used in common stock repurchases totaled $2.37 billion in 2017, $197 million in 2016 and $965 million in 2015 associated with the share repurchase plans authorized by our board of directors. See the “Capital Requirements” section for further discussion of our stock repurchases.

•
Cash used in dividend payments totaled $773 million in 2017, $719 million in 2016 and $613 million in 2015. The increases were primarily due to increases in our base dividend, partially offset by decreases in the number of outstanding shares of our common stock as a result of share repurchases. Dividends per share were $1.52 in 2017, $1.36 in 2016 and $1.14 in 2015.

•
Cash used in financing activities in all three years included a portion of the payments to the seller of the Galveston Bay refinery under the contingent earnout provisions of the purchase and sale agreement.

Derivative Instruments
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $7.3 billion at December 31, 2017 consisting of:

	December 31, 2017
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$2,500	$—	$2,500
364 day bank revolving credit facility	1,000	—	1,000
Trade receivables facility	750	—	750
Total	$4,250	$—	$4,250
Cash and cash equivalents(b)			3,006
Total liquidity			$7,256

(a)	Excludes MPLX’s $2.25 billion bank revolving credit facility, which had $505 million borrowings and $3 million of letters of credit outstanding as of December 31, 2017.

(b)	Excludes $5 million of MPLX cash and cash equivalents.
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
As discussed in the “Strategic Actions to Enhance Shareholder Value” section in the Corporate Overview, MPLX financed the dropdown transactions in the aggregate with debt and equity in approximately equal proportions. The equity financing was funded through MPLX common units and general partner units issued to us. These actions were designed to provide a clear valuation of our midstream platform and to provide an ongoing return of capital to shareholders in a manner consistent with maintaining an investment-grade credit profile. In connection with the final dropdown, on January 2, 2018, MPLX entered into a $4.1 billion 364-day term-loan facility to fund the cash portion of the dropdown consideration.
On February 8, 2018, MPLX issued $5.5 billion in aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.000 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.500 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.700 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.900 percent unsecured senior notes due April 2058.
On February 8, 2018, $4.1 billion of the net proceeds were used to repay the 364-day term-loan facility, which was drawn on February 1, 2018 to fund the cash portion of the consideration MPLX paid MPC for the dropdown of assets on February 1,

2018. The remaining proceeds will be used to repay outstanding borrowings under MPLX’s revolving credit facility and intercompany loan agreement with us and for general partnership purposes.
Commercial Paper – We established a commercial paper program that allows us to have a maximum of $2 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facilities. At December 31, 2017, we had no amounts outstanding under the commercial paper program.
MPC Bank Revolving Credit Facility – On July 21, 2017, we entered into credit agreements with a syndicate of lenders to replace our previous $2.5 billion four-year revolving credit facility due in 2020 and our previous $1 billion 364-day credit agreement, dated as of July 20, 2016, which expired on July 19, 2017. The new agreements provide for a five-year $2.5 billion bank revolving credit agreement (“MPC five-year credit agreement”) maturing on July 21, 2022 and a 364-day $1 billion bank revolving credit agreement (“MPC 364-day credit agreement” and together with the MPC five-year credit agreement, the “MPC credit agreements”) maturing on July 20, 2018. There were no borrowings or letters of credit outstanding under these facilities at December 31, 2017.
Trade receivables facility – Our trade receivables facility has a borrowing capacity of $750 million (depending on the amount of our eligible domestic trade accounts receivable) and a maturity date of July 19, 2019. As of December 31, 2017, eligible trade receivables supported borrowings of $750 million. There were no borrowings outstanding at December 31, 2017. Availability under our trade receivables facility is primarily a function of refined product selling prices.
MPLX Credit Agreement – On July 21, 2017, MPLX entered into a credit agreement with a syndicate of lenders to replace the existing $2 billion five-year bank revolving credit facility with a $2.25 billion five-year bank revolving credit facility with a maturity date of July 21, 2022 (“MPLX credit agreement”). At December 31, 2017, MPLX had $505 million borrowings and $3 million of letters of credit outstanding under the bank revolving credit facility, resulting in total unused loan availability of approximately $1.74 billion.
See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of our debt.
The MPC credit agreements contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreements requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of December 31, 2017, we were in compliance with this debt covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.20 to 1.00, as well as the other covenants contained in the MPC credit agreements.
The MPLX credit agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The MPLX credit agreement includes a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of December 31, 2017, MPLX was in compliance with the covenants contained in the MPLX credit agreement, including a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.23 to 1.0.
As disclosed in Item 8. Financial Statements and Supplementary Data – Note 3 to our audited consolidated financial statements, we expect the adoption of the lease accounting standard update to result in the recognition of a significant lease obligation. The MPC bank revolving credit facility and the MPLX credit agreement both contain provisions under which the effects of the new accounting standard are not recognized for purposes of financial covenant calculations.

Our intention is to maintain an investment-grade credit profile. As of January 31, 2018, the credit ratings on our and MPLX’s senior unsecured debt were at or above investment-grade level as follows.

Company	Rating Agency	Rating
MPC	Moody’s	Baa2 (stable outlook)
	Standard & Poor’s	BBB (stable outlook)
	Fitch	BBB (stable outlook)
MPLX	Moody’s	Baa3 (stable outlook)
	Standard & Poor’s	BBB (stable outlook)
	Fitch	BBB- (stable outlook)
The ratings reflect the respective views of the rating agencies. Although it is our intention to maintain a credit profile that supports an investment-grade rating, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.
None of the MPC credit agreements, the MPLX credit agreement or our trade receivables facility contains credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt would increase the applicable interest rates, yields and other fees payable under the revolving credit facility and our trade receivables facility. In addition, a downgrade of our senior unsecured debt rating to below investment-grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables facility, impact our ability to purchase crude oil on an unsecured basis and could result in us having to post letters of credit under existing transportation services agreements.
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.
During the second quarter of 2017, we paid BP $131 million for the fourth year’s contingent earnout related to our 2013 acquisition of the Galveston Bay refinery. This second quarter payment represents the final payment under the agreement. See Item 8. Financial Statements and Supplementary Data – Note 17.
In 2017, we made pension contributions totaling $128 million. We have no required funding for 2018, but may make voluntary contributions at our discretion.
On January 29, 2018, we announced our board of directors approved a $0.46 per share dividend, payable March 12, 2018 to shareholders of record at the close of business on February 21, 2018.
On February 5, 2018, we announced our intent to redeem all of the $600 million outstanding aggregate principal amount of our 2.700 percent senior notes due on December 14, 2018. The 2018 senior notes will be redeemed from available cash on March 15, 2018, at a price equal to par plus a make whole premium, plus accrued and unpaid interest. The make whole premium will be calculated based on the market yield of the applicable treasury issue as of the redemption date as determined in accordance with the indenture governing the 2018 senior notes. Based on current treasury yields, we expect the make whole premium on the 2018 senior notes, excluding accrued and unpaid interest, to be less than $3.0 million or 0.50 percent of the face value of the notes.
We may, from time to time, repurchase notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Share Repurchases
Since January 1, 2012, our board of directors has approved $13.0 billion in total share repurchase authorizations and we have repurchased a total of $9.81 billion of our common stock, leaving $3.19 billion available for repurchases as of December 31, 2017. Under these authorizations, we have acquired 246 million shares at an average cost per share of $39.82. As part of our strategic actions to enhance shareholder value, for the year ended December 31, 2017, cash proceeds received from dropdowns to MPLX during the year were used in part to repurchase $2.37 billion of our common stock. Additionally, we expect to continue repurchasing our common stock in 2018 with cash received from the dropdown of our refining logistics assets and fuels distribution services on February 1, 2018. The table below summarizes our total share repurchases. See Item 8. Financial Statements and Supplementary Data – Note 9 for further discussion of the share repurchase plans.

(In millions, except per share data)	2017	2016	2015
Number of shares repurchased	44	4	19
Cash paid for shares repurchased	$2,372	$197	$965
Average cost per share	$53.85	$41.84	$50.31
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
Contractual Cash Obligations
The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2017. The contractual obligations detailed below do not include our contractual obligations to MPLX under various fee-based commercial agreements as these transactions are eliminated in the consolidated financial statements.

(In millions)	Total	2018	2019-2020	2021-2022	Later Years
Long-term debt(a)	$21,204	$1,222	$1,855	$2,577	$15,550
Capital lease obligations(b)	457	46	93	88	230
Operating lease obligations	1,476	255	429	329	463
Purchase obligations:(c)
Crude oil, feedstock, refined product and renewable fuel contracts(d)	9,680	8,967	435	152	126
Transportation and related contracts	2,670	400	692	705	873
Contracts to acquire property, plant and equipment	484	482	2
Service, materials and other contracts(e)	1,998	419	558	418	603
Total purchase obligations	14,832	10,268	1,687	1,275	1,602
Other long-term liabilities reported in the consolidated balance sheet(f)	2,084	225	438	402	1,019
Total contractual cash obligations	$40,053	$12,016	$4,502	$4,671	$18,864

(a)
Includes interest payments for our senior notes and the MPLX credit agreement and commitment and administrative fees for our credit agreement, the MPLX credit agreement and our trade receivables facility.

(b)	Capital lease obligations represent future minimum payments.

(c)	Includes both short- and long-term purchases obligations.

(d)	These contracts include variable price arrangements. For purposes of this disclosure we have estimated prices to be paid primarily based on futures curves for the commodities to the extent available.

(e)	Primarily includes contracts to purchase services such as utilities, supplies and various other maintenance and operating services.

(f)
Primarily includes obligations for pension and other postretirement benefits including medical and life insurance, which we have estimated through 2027. See Item 8. Financial Statements and Supplementary Data – Note 22.

Capital Spending
MPC’s capital investment plan, excluding MPLX, totals approximately $1.6 billion in 2018 for capital projects and investments, excluding capitalized interest and acquisitions. We continuously evaluate our capital plan and make changes as conditions warrant. Capital expenditures and investments for each of the last three years are summarized by segment below.

(In millions)	2018 Plan	2017	2016	2015
Capital expenditures and investments:(a)
Refining & Marketing	$950	$832	$1,054	$1,045
Speedway	530	381	303	501
Midstream(b)	2,405	2,505	1,568	14,545
Corporate and Other(c)	85	138	144	192
Total	$3,970	$3,856	$3,069	$16,283

(a)	Capital expenditures include changes in capital accruals.

(b)
Includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline in 2017, $10 million in 2016 for purchase price adjustments related to the MarkWest Merger and $13.85 billion in 2015 for the MarkWest Merger. See Item 8. Financial Statements and Supplementary Data – Note 5.

(c)	Includes capitalized interest of $55 million, $63 million and $37 million for 2017, 2016 and 2015, respectively.
Refining & Marketing
The Refining & Marketing segment’s forecasted 2018 capital spending and investments is approximately $950 million. This amount includes approximately $400 million of growth capital focused on optimizing the Galveston Bay Refinery, upgrading residual fuel oils to higher-value products, maximizing distillate production and expanding light product placement flexibility including exports. Sustaining capital is approximately $550 million, which includes approximately $210 million related to regulatory spending for Tier 3 gasoline. A number of these projects span multiple years.
Major projects completed over last three years have prepared us to meet the upcoming transportation fuel regulatory mandate (Tier 3 fuel standards), increase our diesel production, process light crude oil and increase our export capabilities. In addition, the transformational STAR investment project at our Galveston Bay refinery is progressing according to plan and is scheduled to complete in 2022.
Speedway
The Speedway segment’s 2018 capital forecast of approximately $530 million is focused on the construction of new store locations as well as remodeling and rebuilding existing locations, consistent with our commitment to aggressively grow the business and build upon its industry-leading position.
Major projects over last three years included building new store locations, remodeling and rebuilding existing locations in core markets and building out our network of commercial fueling lane locations to capitalize on diesel demand growth. We also invested in the conversion, remodel and maintenance of stores acquired in 2014.
Midstream
MPLX’s capital investment plan includes $2.2 billion of organic growth capital and approximately $190 million of maintenance capital. This growth plan includes the addition of eight processing plants representing nearly 1.5 bcf/d of incremental processing capacity as well as 100,000 barrels per day of additional fractionation capacity in the Marcellus, Utica and Permian basins. The remaining growth capital is planned for the development of various crude oil and refined petroleum products infrastructure projects, including the export-capacity expansion project at our Galveston Bay refinery.
Major projects over last three years included investments for the development of natural gas and gas liquids infrastructure to support MPLX’s producer customers, primarily in the Marcellus and Utica shale regions, development of various crude oil and refined petroleum products infrastructure projects, including a build-out of Utica Shale infrastructure in connection with the Cornerstone Pipeline, a butane cavern in Robinson, Illinois, and a tank farm expansion in Texas City, Texas. The MarkWest Merger comprised 85 percent of our total capital expenditures and investments in 2015.
The Midstream segment’s forecasted 2018 capital spend, excluding MPLX, is approximately $15 million.
Corporate and Other
The 2018 capital forecast includes approximately $85 million to support corporate activities. Major projects over the last three years included an expansion project for our corporate headquarters and upgrades to information technology systems.

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
Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital requirements and investment spending, costs for projects under construction, project completion dates and expectations or projections about strategies and goals for growth, upgrades and expansion. The forward-looking statements about our capital and investment budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include our ability to achieve the objectives related to the strategic initiatives discussed herein; adverse changes in laws including with respect to tax and regulatory matters; our ability to generate sufficient income and cash flow to effect the intended share repurchases, including within the expected timeframe; our ability to manage disruptions in credit markets or changes to our credit rating; the potential impact on our share price if we are unable to effect the intended share repurchases; the impact of adverse market conditions affecting MPC's and MPLX's midstream businesses; changes to the expected construction costs and timing of projects; continued/further volatility in and/or degradation of market and industry conditions; the availability and pricing of crude oil and other feedstocks; slower growth in domestic and Canadian crude supply; the effects of the lifting of the U.S. crude oil export ban; completion of pipeline capacity to areas outside the U.S. Midwest; consumer demand for refined products; transportation logistics; the reliability of processing units and other equipment; MPC's ability to successfully implement growth opportunities; modifications to MPLX earnings and distribution growth objectives; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; adverse results in litigation; changes to MPC's capital budget; other risk factors inherent to MPC's industry; These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
Our environmental expenditures, including non-regulatory expenditures, for each of the last three years were:

(In millions)	2017	2016	2015
Capital	$343	$302	$222
Compliance:(a)
Operating and maintenance	413	541	355
Remediation(b)	36	40	53
Total	$792	$883	$630

(a)	Based on the American Petroleum Institute’s definition of environmental expenditures.

(b)	These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash provisions recorded for environmental remediation.
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
Our environmental capital expenditures accounted for ten percent, ten percent and nine percent of capital expenditures, for 2017, 2016 and 2015, respectively, excluding the acquisition of the Ozark pipeline in 2017 and the MarkWest Merger in 2015. Our environmental capital expenditures are expected to approximate $370 million, or 9 percent, of total planned capital expenditures in 2018. Predictions beyond 2018 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based on currently identified projects, we anticipate that environmental capital expenditures will be approximately $290 million in 2019; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.
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
Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. We use an income or market approach for recurring fair value measurements and endeavor to use the best information available. See Item 8. Financial Statements and Supplementary Data – Note 17 for disclosures regarding our fair value measurements.
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

•
Future volumes. Our estimates of future refinery, retail, pipeline throughput and natural gas and NGL processing volumes are based on internal forecasts prepared by our Refining & Marketing, Speedway and Midstream segments operations personnel.

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
We own a 33 percent undivided joint interest in the Capline Pipeline System (“Capline”), which currently transports crude oil from St. James, Louisiana to Patoka, Illinois. Competing pipelines and changing oil transport routes in the U.S. may result in a decline in volumes on Capline in future years to levels that cannot sustain operations. The owners of Capline are considering various alternatives for the use of the pipeline system, including an assessment of the commercial potential to reverse the pipeline direction within the next several years. A non-binding open season started in October 2017, and results indicated shipper interest in the reversal of Capline. As a result, in December 2017, Marathon Pipe Line LLC, a wholly owned subsidiary of MPLX, and operator of Capline, announced that the pipeline`s owners are proceeding with planning for the potential reversal of the pipeline, including a plan to evaluate next steps required for a potential binding open season. Pending agreement among the owners, southbound service is estimated to commence by the second half of 2022. Developments in the commercial outlook for Capline could result in incurring costs associated with retiring certain assets or an impairment of the carrying value of our interest which was $159 million as of December 31, 2017.
Unlike long-lived assets, goodwill must be tested for impairment at least annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. We have thirteen reporting units, nine of which have goodwill allocated to them. At December 31, 2017, we had a total of $3.59 billion of goodwill recorded on our consolidated balance sheet. The fair value of our reporting units exceeded book value for each of our reporting units in 2017.
MPC has nine reporting units with goodwill totaling approximately $3.59 billion as of November 30, 2017. Step 1 of the annual impairment analysis resulted in the fair value of the reporting units exceeding their carrying value by percentages ranging from approximately 22 percent to 406 percent. The reporting unit with fair value exceeding its carrying value by approximately 22 percent has goodwill of $228 million at December 31, 2017. An increase of 1.50 percent to the discount rate used to estimate the fair value of the reporting units would not have resulted in a goodwill impairment charge as of November 30, 2017. Significant assumptions used to estimate the reporting units’ fair value included estimates of future cash flows. If estimates for future cash flows, which are impacted by commodity prices and producers’ production plans, were to decline, the overall reporting units’ fair value would decrease, resulting in potential goodwill impairment charges. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment tests will prove to be an accurate prediction of the future.
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2017, we had $4.79 billion of investments in equity method investments recorded on our consolidated balance sheet.
Centennial is a refined products pipeline which experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through 2017. At December 31, 2017, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of December 31, 2017, our equity investment in Centennial was $35 million and we had a $25 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Item 8. Financial Statements and Supplementary Data – Note 25 for additional information on the debt guarantee.
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.
The above discussion contains forward-looking statements with respect to the carrying value of our Centennial equity investment and our undivided joint interest in Capline. Factors that could affect the carrying value of these assets include, but are not limited to, a change in business conditions, a further decline or improvement in the long-term outlook of the potential uses of these assets and the pursuit of different strategic alternatives for such assets. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements.
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
Changes in the design or nature of the activities of a VIE, or our involvement with a VIE, may require us to reconsider our conclusions on the entity’s status as a VIE and/or our status as the primary beneficiary. Such reconsideration requires significant judgment and understanding of the organization. This could result in the deconsolidation or consolidation of the affected subsidiary, which would have a significant impact on our financial statements.
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
Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 3.55 percent for our pension plans and 3.70 percent for our other postretirement benefit plans by 0.25 percent would increase pension obligations and other postretirement benefit plan obligations by $53 million and $31 million, respectively, and would increase defined benefit pension expense and other postretirement benefit plan expense by $5 million and $3 million, respectively.
The long-term asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 51 percent equity securities and 49 percent fixed income securities for the primary funded pension plan), past performance and other factors. Certain components of the asset mix are modeled with various assumptions regarding inflation and returns. In addition, our long-term asset rate of return assumption is compared to those of other companies and to historical returns for reasonableness. We used the 6.50 percent long-term rate of return to determine our 2017 defined benefit pension expense. After evaluating activity in the capital markets, along with the current and projected plan investments, we did not change the asset rate of return for our primary plan from 6.50 percent effective for 2018. Decreasing the 6.50 percent asset rate of return assumption by 0.25 percent would increase our defined benefit pension expense by $4 million.
Compensation change assumptions are based on historical experience, anticipated future management actions and demographics of the benefit plans.
Health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.
We utilized the 2017 mortality tables from the U.S. Society of Actuaries.
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
We are exposed to market risks related to the volatility of crude oil and refined product prices. We employ various strategies, including the use of commodity derivative instruments, to hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates and foreign currency exchange rates. As of December 31, 2017, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we have used them in the past, and we continually monitor the market and our exposure and may enter into these agreements again in the future. We are at risk for changes in fair value of all of our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.
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
Midstream
NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond MPLX’s control. A portion of MPLX’s profitability is directly affected by prevailing commodity prices primarily as a result of processing or conditioning at its own or third‑party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index‑related prices and the cost of third‑party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by MPLX’s producer customers, such prices also indirectly affect profitability. MPLX has a committee comprised of senior management that oversees risk management activities, continually monitors the risk management program and adjusts its strategy as conditions warrant. Derivative contracts utilized for crude oil, natural gas and NGLs are swaps and options traded on the OTC market and fixed price forward contracts. As a result of MPLX’s current derivative positions, it believes that it has mitigated a portion of its expected commodity price risk through the fourth quarter of 2018. MPLX would be exposed to additional commodity risk in certain situations such as if producers under‑deliver or over‑deliver products or if processing facilities are operated in different recovery modes. In the event that MPLX has derivative positions in excess of the product delivered or expected to be delivered, the excess derivative positions may be terminated.
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

Open Derivative Positions and Sensitivity Analysis
The table below sets forth information relating to our significant open commodity derivative contracts as of December 31, 2017.

	December 31, 2017
	Position	Total Barrels (In thousands)	Weighted Average Price (Per barrel)	Benchmark
Crude Oil(a)
Exchange-traded	Long	23,299	$56.96	CME and ICE Crude(c)(d)
Exchange-traded	Short	(25,199)	$55.94	CME and ICE Crude(c)(d)

	Position	MMBtu	Weighted Average Price (Per MMBtu)
Natural Gas
OTC	Long	928,003	$2.78

	Position	Total Gallons (In thousands)	Weighted Average Price (Per gallon)	Benchmark
Refined Products(b)
Exchange-traded	Long	257,460	$1.91	CME ULSD and RBOB(c)(e)
Exchange-traded	Short	(236,460)	$1.91	CME ULSD and RBOB(c)(e)
OTC	Short	(9,587)	$0.73
(a) 99.8 percent of exchange-traded contracts expire in the first quarter of 2018.
(b) 100 percent of exchange-traded contracts expire in the first quarter of 2018.
(c) Chicago Mercantile Exchange (“CME”).
(d) Intercontinental Exchange (“ICE”).
(e) Reformulated gasoline Blendstock for Oxygenate Blending (“RBOB”).
Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of December 31, 2017 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of December 31, 2017
Crude	$(9)	$(23)	$10	$26
Refined products	6	14	(6)	(14)
Embedded derivatives	(6)	(16)	6	16
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after December 31, 2017 would cause future IFO effects to differ from those presented above.
Interest Rate Risk
We are impacted by interest rate fluctuations related to our debt obligations. At December 31, 2017, our debt was primarily comprised of the $2.25 billion aggregate principal amount of fixed rate senior notes issued February 1, 2011, the $1.95 billion aggregate principal amount of fixed rate senior notes issued September 5, 2014, the $500 million aggregate principal amount of fixed rate MPLX senior notes issued February 12, 2015, the $1.50 billion aggregate principal amount of fixed rate senior notes issued December 15, 2015, the $4.04 billion aggregate principal amount of fixed rate MPLX senior notes issued December 22, 2015 and the $2.25 billion aggregate principal amount MPLX senior notes issued February 10, 2017. Additionally, we have $505 million of variable rate term debt.

Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding capital leases, as of December 31, 2017 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value(a)	Change in Fair Value(b)	Change in Net Income for the Twelve Months Ended December 31, 2017(c)
Long-term debt
Fixed-rate	$13,388	$1,161	n/a
Variable-rate	505	n/a	4

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis point decrease in the weighted average yield-to-maturity at December 31, 2017.

(c)	Assumes a 100-basis-point change in interest rates. The change in net income was based on the weighted average balance of debt outstanding for the year ended December 31, 2017.
At December 31, 2017, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings under the MPLX bank revolving credit facility. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under the MPLX bank revolving credit facility, but may affect our results of operations and cash flows.
Foreign Currency Exchange Rate Risk
We are impacted by foreign exchange rate fluctuations related to some of our purchases of crude oil denominated in Canadian dollars. We did not utilize derivatives to hedge our market risk exposure to these foreign exchange rate fluctuations in 2017.
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

/s/ Gary R. Heminger	/s/ Timothy T. Griffith	/s/ John J. Quaid
Gary R. Heminger Chairman of the Board and Chief Executive Officer	Timothy T. Griffith Senior Vice President and Chief Financial Officer	John J. Quaid Vice President and Controller

Management’s Report on Internal Control over Financial Reporting
MPC’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPC’s management concluded that its internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of MPC’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Gary R. Heminger	/s/ Timothy T. Griffith
Gary R. Heminger Chairman of the Board and Chief Executive Officer	Timothy T. Griffith Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marathon Petroleum Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Marathon Petroleum Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, of comprehensive income, of equity and redeemable noncontrolling interest, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Toledo, Ohio
February 28, 2018

We have served as the Company’s auditor since 2010.

Marathon Petroleum Corporation
Consolidated Statements of Income

(In millions, except per share data)	2017	2016	2015
Revenues and other income:
Sales and other operating revenues (including consumer excise taxes)	$74,104	$63,277	$72,045
Sales to related parties	629	62	6
Income (loss) from equity method investments	306	(185)	88
Net gain on disposal of assets	10	32	7
Other income	320	178	112
Total revenues and other income	75,369	63,364	72,258
Costs and expenses:
Cost of revenues (excludes items below)	58,760	49,170	55,583
Purchases from related parties	570	509	308
Inventory market valuation adjustment	—	(370)	370
Consumer excise taxes	7,759	7,506	7,692
Impairment expense	—	130	144
Depreciation and amortization	2,114	2,001	1,502
Selling, general and administrative expenses	1,743	1,605	1,576
Other taxes	454	435	391
Total costs and expenses	71,400	60,986	67,566
Income from operations	3,969	2,378	4,692
Net interest and other financial income (costs)	(625)	(556)	(318)
Income before income taxes	3,344	1,822	4,374
(Benefit) provision for income taxes	(460)	609	1,506
Net income	3,804	1,213	2,868
Less net income (loss) attributable to:
Redeemable noncontrolling interest	65	41	—
Noncontrolling interests	307	(2)	16
Net income attributable to MPC	$3,432	$1,174	$2,852
Per Share Data (See Note 8)
Basic:
Net income attributable to MPC per share	$6.76	$2.22	$5.29
Weighted average shares outstanding	507	528	538
Diluted:
Net income attributable to MPC per share	$6.70	$2.21	$5.26
Weighted average shares outstanding	512	530	542
Dividends paid	$1.52	$1.36	$1.14
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income

(In millions)	2017	2016	2015
Net income	$3,804	$1,213	$2,868
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $17, $69 and $21	29	115	34
Prior service costs, net of tax of ($16), ($18) and ($24)	(26)	(31)	(39)
Other comprehensive income (loss)	3	84	(5)
Comprehensive income	3,807	1,297	2,863
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	65	41	—
Noncontrolling interests	307	(2)	16
Comprehensive income attributable to MPC	$3,435	$1,258	$2,847
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents (MPLX: $5 and $234, respectively)	$3,011	$887
Receivables, less allowance for doubtful accounts of $11 and $12 (MPLX: $299 and $304, respectively)	4,695	3,617
Inventories (MPLX: $65 and $55, respectively)	5,550	5,656
Other current assets (MPLX: $29 and $33, respectively)	145	241
Total current assets	13,401	10,401
Equity method investments (MPLX: $4,010 and $2,471, respectively)	4,787	3,827
Property, plant and equipment, net (MPLX: $12,187 and $11,408, respectively)	26,443	25,765
Goodwill (MPLX: $2,245 and $2,245, respectively)	3,586	3,587
Other noncurrent assets (MPLX: $479 and $506, respectively)	830	833
Total assets	$49,047	$44,413
Liabilities
Current liabilities:
Accounts payable (MPLX: $621 and $541, respectively)	$8,297	$5,593
Payroll and benefits payable (MPLX: $1 and $1, respectively)	591	530
Consumer excise taxes payable (MPLX: $3 and $3, respectively)	501	464
Accrued taxes (MPLX: $35 and $35, respectively)	169	153
Debt due within one year (MPLX: $1 and $1, respectively)	624	28
Other current liabilities (MPLX: $130 and $81, respectively)	296	378
Total current liabilities	10,478	7,146
Long-term debt (MPLX: $6,945 and $4,422, respectively)	12,322	10,544
Deferred income taxes (MPLX: $5 and $6, respectively)	2,654	3,861
Defined benefit postretirement plan obligations	1,099	1,055
Deferred credits and other liabilities (MPLX: $230 and $189, respectively)	666	604
Total liabilities	27,219	23,210
Commitments and contingencies (see Note 25)
Redeemable noncontrolling interest	1,000	1,000
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value 0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 734 million and 731 million shares (par value 0.01 per share, 1 billion shares authorized)	7	7
Held in treasury, at cost – 248 million and 203 million shares	(9,869)	(7,482)
Additional paid-in capital	11,262	11,060
Retained earnings	12,864	10,206
Accumulated other comprehensive loss	(231)	(234)
Total MPC stockholders’ equity	14,033	13,557
Noncontrolling interests	6,795	6,646
Total equity	20,828	20,203
Total liabilities, redeemable noncontrolling interest and equity	$49,047	$44,413
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows

(In millions)	2017	2016	2015
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income	$3,804	$1,213	$2,868
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	64	61	16
Impairment expense	—	130	144
Depreciation and amortization	2,114	2,001	1,502
Inventory market valuation adjustment	—	(370)	370
Pension and other postretirement benefits, net	47	9	80
Deferred income taxes	(1,233)	394	134
Net gain on disposal of assets	(10)	(32)	(7)
(Income) loss from equity method investments	(306)	185	(88)
Distributions from equity method investments	388	291	113
Changes in the fair value of derivative instruments	116	(41)	4
Changes in:
Current receivables	(1,093)	(674)	1,292
Inventories	106	(70)	80
Current accounts payable and accrued liabilities	2,814	985	(2,400)
All other, net	(202)	(87)	(35)
Net cash provided by operating activities	6,609	3,995	4,073
Investing activities:
Additions to property, plant and equipment	(2,732)	(2,892)	(1,998)
Acquisitions, net of cash acquired	(249)	—	(1,218)
Disposal of assets	79	101	21
Investments – acquisitions, loans and contributions	(805)	(288)	(331)
– redemptions, repayments and return of capital	65	26	4
All other, net	248	112	81
Net cash used in investing activities	(3,394)	(2,941)	(3,441)
Financing activities:
Commercial paper – issued	300	1,263	—
– repayments	(300)	(1,263)	—
Long-term debt – borrowings	2,911	864	2,993
– repayments	(642)	(2,269)	(2,226)
Debt issuance costs	(33)	(11)	(21)
Issuance of common stock	46	11	33
Common stock repurchased	(2,372)	(197)	(965)
Dividends paid	(773)	(719)	(613)
Issuance of MPLX LP common units	473	776	—
Issuance of MPLX LP redeemable preferred units	—	984	—
Distributions to noncontrolling interests	(694)	(542)	(40)
Contributions from noncontrolling interests	129	6	—
Contingent consideration payment	(89)	(164)	(175)
All other, net	(47)	(33)	15
Net cash used in financing activities	(1,091)	(1,294)	(999)
Net increase (decrease) in cash and cash equivalents	2,124	(240)	(367)
Cash and cash equivalents at beginning of period	887	1,127	1,494
Cash and cash equivalents at end of period	$3,011	$887	$1,127
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
Balance as of December 31, 2014	$7	$(6,299)	$9,841	$7,515	$(313)	$639	$11,390
Net income	—	—	—	2,852	—	16	2,868
Dividends declared	—	—	—	(615)	—	—	(615)
Distributions to noncontrolling interests	—	—	—	—	—	(40)	(40)
Other comprehensive loss	—	—	—	—	(5)	—	(5)
Shares repurchased	—	(965)	—	—	—	—	(965)
Shares issued (returned) – stock-based compensation	—	(11)	33	—	—	—	22
Stock-based compensation	—	—	69	—	—	16	85
Impact from equity transactions of MPLX LP	—	—	1,128	—	—	5,795	6,923
Noncontrolling interest - MarkWest Merger	—	—	—	—	—	13	13
Other	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2015	$7	$(7,275)	$11,071	$9,752	$(318)	$6,438	$19,675	$—
Net income (loss)	—	—	—	1,174	—	(2)	1,172	41
Dividends declared	—	—	—	(720)	—	—	(720)	—
Distributions to noncontrolling interests	—	—	—	—	—	(517)	(517)	(25)
Contributions from noncontrolling interests	—	—	—	—	—	6	6	—
Other comprehensive income	—	—	—	—	84	—	84	—
Shares repurchased	—	(197)	—	—	—	—	(197)	—
Shares issued (returned) – stock-based compensation	—	(10)	11	—	—	—	1	—
Stock-based compensation	—	—	35	—	—	6	41	—
Impact from equity transactions of MPLX LP	—	—	(57)	—	—	715	658	—
Issuance of MPLX LP redeemable preferred units	—	—	—	—	—	—	—	984
Balance as of December 31, 2016	$7	$(7,482)	$11,060	$10,206	$(234)	$6,646	$20,203	$1,000
Net income	—	—	—	3,432	—	307	3,739	65
Dividends declared	—	—	—	(774)	—	—	(774)	—
Distributions to noncontrolling interests	—	—	—	—	—	(629)	(629)	(65)
Contributions from noncontrolling interests	—	—	—	—	—	129	129	—
Other comprehensive loss	—	—	—	—	3	—	3	—
Shares repurchased	—	(2,372)	—	—	—	—	(2,372)	—
Shares issued (returned) – stock-based compensation	—	(15)	46	—	—	—	31	—
Stock-based compensation	—	—	46	—	—	8	54	—
Impact from equity transactions of MPLX LP	—	—	110	—	—	334	444	—
Balance as of December 31, 2017	$7	$(9,869)	$11,262	$12,864	$(231)	$6,795	$20,828	$1,000

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2014	726	(179)
Shares repurchased	—	(19)
Shares issued – stock-based compensation	3	—
Balance as of December 31, 2015	729	(198)
Shares repurchased	—	(4)
Shares issued (returned) – stock-based compensation	2	(1)
Balance as of December 31, 2016	731	(203)
Shares repurchased	—	(44)
Shares issued (returned) - stock-based compensation	3	(1)
Balance as of December 31, 2017	734	(248)
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
In the first quarter of 2017, we revised our segment reporting in connection with the contribution of certain terminal, pipeline and storage assets to MPLX. See Note 4 for additional information. The operating results for these assets are now reported in our Midstream segment. Previously, they were reported as part of our Refining & Marketing segment. Comparable prior period information has been recast to reflect our revised presentation. The results from pipeline and storage assets were recast effective January 1, 2015, and the results from the terminal assets were recast effective April 1, 2016. Prior to these dates, these assets were not considered businesses for accounting purposes and, therefore, there are no financial results from which to recast segment results. Additionally, the MPLX asset and liability balances as of December 31, 2016, reported in parentheses on our consolidated balance sheets, have also been recast to reflect this transaction. See Note 10 and Note 15 for additional information.

2.	Summary of Principal Accounting Policies
Principles applied in consolidation – These consolidated financial statements include the accounts of our majority-owned, controlled subsidiaries and MPLX. Changes in ownership interest in consolidated subsidiaries that do not result in a change in control are recorded as an equity transaction. As of December 31, 2017, we owned a 30.4 percent interest in MPLX, including a two percent general partner interest. Due to our 100 percent ownership of the general partner interest, we have determined that we control MPLX and therefore we consolidate MPLX and record a noncontrolling interest for the 69.6 percent interest owned by the public.
Investments in entities over which we have significant influence, but not control, are accounted for using the equity method of accounting. This includes entities in which we hold majority ownership but the minority shareholders have substantive participating rights. Income from equity method investments represents our proportionate share of net income generated by the equity method investees.
Differences in the basis of the investments and the separate net asset values of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets and liabilities, except for the excess related to goodwill. Equity method investments are evaluated for impairment whenever changes in the facts and circumstances indicate an other than temporary loss in value has occurred. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value.
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
Restricted cash – Restricted cash consists of cash and investments that must be maintained as collateral for letters of credit issued to certain third party producer customers. The balances will be outstanding until certain capital projects are completed and the third party releases the restriction. Restricted cash also consists of cash advances to be used for the operation and maintenance of an operated pipeline system. At December 31, 2017 and 2016, the amount of restricted cash included in “Other current assets” on the consolidated balance sheets were $4 million and $5 million, respectively, which is currently reflected in our Midstream segment.
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
Approximately 23 percent of our accounts receivable balances at both December 31, 2017 and 2016 are related to sales of crude oil or refinery feedstocks to customers with whom we have master netting agreements. We have master netting agreements with more than 100 companies engaged in the crude oil or refinery feedstock trading and supply business or the petroleum refining industry. A master netting agreement generally provides for a once per month net cash settlement of the accounts receivable from and the accounts payable to a particular counterparty.
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

Property, plant and equipment – Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to 49 years. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment assessment is performed and the excess of the book value over the fair value of the asset is recorded as an impairment loss.
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
Renewable fuel identification numbers – We purchase RINs to satisfy a portion of our RFS2 compliance. We record a short-term intangible asset, included in “Other current assets” on the balance sheet, for RINs owned in excess of our anticipated current period compliance requirements. The asset value is based on the product of the excess RINs as of the balance sheet date, if any, and the weighted average cost of our RINs. We record a current liability, included in “Other current liabilities” on the balance sheet, when we are deficient RINs based on the product of the deficient RINs as of the balance sheet date, if any, and the market price of the RINs at the balance sheet date. The cost of RINs used for compliance is reflected in “Cost of revenues” on the income statement. Any gains or losses on the sale or expiration of RINs are classified as “Other income” on the income statement. Proceeds from RIN sales are included in investing activities - “All other, net” on the cash flow statement.

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
Not Yet Adopted
In August 2017, the FASB issued an accounting standards update to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption. However, since we have not historically designated our commodity derivatives as hedges, we do not expect the adoption of this accounting standards update to have a material impact on our consolidated financial statements.
In May 2017, the FASB issued an accounting standards update to provide guidance about when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless the fair value, vesting conditions and balance sheet classification of the modified award is the same as the original award immediately before the original award is modified. We will adopt this accounting standards update on a prospective basis beginning on January 1, 2018. We do not expect the application of this accounting standards update to have a material impact on our consolidated financial statements.
In March 2017, the FASB issued an accounting standards update requiring that the service cost component of pension and postretirement benefit costs be presented in the same line item as other current employee compensation costs and other components of those benefit costs be presented separately from the service cost component and outside a subtotal of income from operations, if presented. The update also states that only the service cost component of pension and postretirement benefit cost is eligible for capitalization. We will adopt this accounting standards update January 1, 2018. Application is retrospective for the presentation of the components of these benefit costs and prospective for the capitalization of only service costs. We do not expect the application of this accounting standards update to have a material impact on our consolidated financial statements.
In February 2017, the FASB issued an accounting standards update addressing the derecognition of nonfinancial assets. The guidance defines in substance nonfinancial assets, and states that the derecognition of business activities should be evaluated under the consolidation guidance, with limited exceptions related to conveyances of oil and gas mineral rights or contracts with customers. The standard eliminates the previous exclusion for businesses that are in-substance real estate, and eliminates some differences based on whether a transferred set is that of assets or a business and whether the transfer is to a joint venture. The standard must be adopted in conjunction with the adoption date of the revenue recognition accounting standards update, which we will adopt on January 1, 2018. We plan to adopt the new standard using the modified retrospective method and do not expect the application of this accounting standards update to have a material impact on our consolidated financial statements.
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

In January 2017, the FASB issued an accounting standards update to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is intended to narrow the definition of a business by specifying the minimum inputs and processes and by narrowing the definition of outputs. The change is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance will be applied prospectively.
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
In February 2016, the FASB issued an accounting standards update requiring lessees to record virtually all leases on their balance sheets. The accounting standards update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The change will be effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls along with necessary system implementations. We completed our system implementation evaluation during the fourth quarter of 2017, and concluded we will implement a third-party supported lease accounting information system solution to account for our leases. We have begun a project to implement this system and are currently collecting the necessary information on our lease population, establishing a new lease accounting process and designing new internal controls for the new process. We do not plan to early adopt the standard. We believe the impact will be material on the consolidated financial statements as all leases will be recognized as a right of use asset and lease obligation. Based on results of our evaluation process to date, we also believe the impact on our existing processes, controls and information systems may be material.
In January 2016, the FASB issued an accounting standards update requiring unconsolidated equity investments, not accounted for under the equity method, to be measured at fair value with changes in fair value recognized in net income. The accounting standards update also amends the presentation and disclosure of financial instruments. The changes are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. We do not expect application of this accounting standards update to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued an accounting standards update for revenue recognition for contracts with customers. The guidance in the accounting standards update states that revenue is recognized when a customer obtains control of a good or service. Recognition of the revenue will involve a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and recognizing the revenue as the obligations are satisfied. Additional disclosures will be required to provide adequate information to understand the nature, amount, timing and uncertainty of reported revenues and revenues expected to be recognized. We completed the evaluation of the impact of this standard on our financial statements and disclosures, internal controls and accounting policies in the fourth quarter of 2017. We will adopt the standard effective January 1, 2018, using the modified retrospective method, resulting in an immaterial cumulative effect adjustment as of the date of adoption. For most contract types, we do not believe revenue recognition patterns will change materially. We do expect certain provisions of the contracts in our Midstream segment to be presented on a gross revenue recognition basis as a result of implementation. In addition, we expect to elect to change our presentation of consumer excise taxes incurred concurrently with revenue producing transactions and collected on behalf of our customers from gross to net upon the adoption of this accounting standards update. Based on the results of our evaluation process, we do not expect our existing revenue recognition processes, controls and information systems to materially change.

4.	MPLX LP
MPLX is a diversified, growth-oriented publicly traded master limited partnership formed by us in 2012 to own, operate, develop and acquire midstream energy infrastructure assets. On December 4, 2015, MPLX and MarkWest Energy Partners, L.P. (“MarkWest”) completed a merger, whereby MarkWest became a wholly-owned subsidiary of MPLX (the “MarkWest Merger”). MarkWest’s operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. MPLX owns or has an interest in a network of private and common carrier crude oil and product pipeline systems and associated storage assets in the Midwest and Gulf Coast regions of the United States, a butane cavern in Neal, West Virginia, and NGL storage caverns in Woodhaven, Michigan. MPLX owns an inland marine business, comprised of tow boats and barges, which transport crude oil and refined products principally for MPC in the Midwest and Gulf Coast regions of the United States. MPLX also owns a light-product terminal business, which provides terminalling services principally for MPC in the Midwest and Southeast regions of the United States.
See Note 5 for information on MPLX’s acquisition of the Ozark pipeline, its investment in the Bakken Pipeline system and the formation of a joint venture with Antero Midstream Partners LP (“Antero Midstream”) during the first quarter of 2017.
As of December 31, 2017, we owned a 30.4 percent interest in MPLX, including a two percent general partner interest. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to our significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 69.6 percent interest owned by the public. The components of our noncontrolling interest consist of equity-based noncontrolling interest and redeemable noncontrolling interest. The redeemable noncontrolling interest relates to MPLX’s preferred units, discussed below.
The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements. The assets of MPLX are the property of MPLX and cannot be used to satisfy the obligations of MPC. MPC has effectively guaranteed certain indebtedness of LOOP LLC (“LOOP”) and LOCAP LLC (“LOCAP”), in which MPLX holds an interest. See Note 25 for more information.
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

The MPLX Preferred Units rank senior to all MPLX common units with respect to distributions and rights upon liquidation. The holders of the MPLX Preferred Units are entitled to receive quarterly distributions equal to $0.528125 per unit commencing for the quarter ended June 30, 2016, with a prorated amount from the date of issuance. Following the second anniversary of the issuance of the MPLX Preferred Units, the holders of the MPLX Preferred Units will receive as a distribution the greater of $0.528125 per unit or the amount of per unit distributions paid to holders of MPLX common unitholders. The MPLX Preferred Units are convertible into MPLX common units on a one for one basis after three years, at the purchasers’ option, and after four years at MPLX’s option, subject to certain conditions.
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
Dropdowns to MPLX
On September 1, 2017, we contributed our joint-interest ownership in certain pipelines and storage facilities to MPLX in exchange for total consideration of $1.05 billion. This consideration consisted of MPLX equity and $420 million in cash. We received approximately 19 million MPLX common units and 378 thousand general partner units from MPLX, which was determined by dividing $630 million by the simple average of the 10 day trading volume weighted average NYSE price of an MPLX common unit for the 10 trading days ending at market close on August 31, 2017, pursuant to a Membership Interests and Shares Contributions Agreement. We also agreed to waive approximately two-thirds of the third quarter 2017 common unit distributions, IDRs and general partner distributions with respect to the common units issued in this transaction. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
On March 1, 2017, we contributed certain terminal, pipeline and storage assets to MPLX in exchange total consideration of $2.0 billion. This consideration consisted of MPLX equity and $1.5 billion in cash. We received approximately 13 million common units and 264 thousand general partner units from MPLX, which was determined by dividing $504 million by the simple average of the volume weighted average NYSE price of an MPLX common unit for the 10 trading days preceding February 28, 2017, pursuant to a Membership Interests Contributions Agreement. We also agreed to waive two-thirds of the first quarter 2017 common unit distributions, IDRs and general partner distributions with respect to the common units issued in the transaction. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
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
Public Offerings
On February 10, 2017, MPLX completed a public offering of $1.25 billion aggregate principal amount of 4.125 percent unsecured senior notes due March 2027 and $1.0 billion aggregate principal amount of 5.200 percent unsecured senior notes due March 2047. MPLX used the net proceeds from this offering to fund the $1.5 billion cash portion of the consideration MPLX paid MPC for the dropdown of assets on March 1, 2017, as well as for general partnership purposes. See Note 19 for more information.
ATM Program
On August 4, 2016, MPLX entered into a Second Amended and Restated Distribution Agreement (the “Distribution Agreement”) providing for at-the-market issuances of common units, in amounts, at prices and on terms determined by market conditions and other factors at the time of the offerings (such at-the-market program, referred to as the “ATM Program”). During 2017, MPLX issued an aggregate of 14 million MPLX common units under the ATM Program, generating net proceeds of approximately $473 million. MPLX used the net proceeds from sales under the ATM Program for general partnership purposes including repayment of debt and funding for acquisitions, working capital requirements and capital expenditures
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s equity resulting from changes in its ownership interest in MPLX were as follows:

(In millions)	2017	2016	2015
Transfers (to) from noncontrolling interest
Changes due to the issuance of MPLX LP common units to the public	$25	$(60)	$1,532
Changes due to the issuance of MPLX LP common units and general partner units to MPC	114	121	—
Net transfers (to) from noncontrolling interests	139	61	1,532
Tax impact	(29)	(118)	(404)
Increase (decrease) in MPC's additional paid-in capital, net of tax	$110	$(57)	1,128
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
The amounts of revenue and income from operations associated with the acquisition included in our consolidated statements of income, since the March 1, 2017 acquisition date, are as follows:

(In millions)	2017
Sales and other operating revenues (including consumer excise taxes)	$38
Income from operations	20
Assuming the acquisition of the Ozark pipeline had occurred on January 1, 2016, the consolidated pro forma results would not have been materially different from reported results.
Investment in Pipeline Company
On February 15, 2017, MPLX closed on the previously announced transaction to acquire a partial, indirect equity interest in the Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Company Pipeline (“ETCOP”) projects, collectively referred to as the Bakken Pipeline system, through a joint venture with Enbridge Energy Partners L.P. (“Enbridge Energy Partners”). The Bakken Pipeline system is capable of transporting more 520 mbpd of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast. MPLX contributed $500 million of the $2 billion purchase price paid by the joint venture, MarEn Bakken Company LLC (“MarEn Bakken”), to acquire a 36.75 percent indirect equity interest in the Bakken Pipeline system from Energy Transfer Partners, L.P. (“ETP”) and Sunoco Logistics Partners, L.P. (“SXL”). MPLX holds, through a subsidiary, a 25 percent interest in MarEn Bakken, which equates to an approximate 9.2 percent indirect equity interest in the Bakken Pipeline system. In connection with this investment by MPLX, we have agreed to waive our right to receive IDRs of approximately $1.6 million per quarter for twelve consecutive quarters beginning with distributions declared by MPLX in the first quarter of 2017 and paid to us in the second quarter, which has been prorated to $0.8 million from the acquisition date. This waiver is no longer applicable as a result of the IDR exchange on February 1, 2018. We account for the investment in MarEn Bakken as part of our Midstream segment using the equity method of accounting.
In connection with closing the transaction with ETP and SXL and the previous decision to indefinitely suspend the Sandpiper project, Enbridge Energy Partners canceled MPC’s transportation services agreement with respect to the Sandpiper pipeline and released MPC from paying any termination fee per that agreement. See Note 17 for information regarding the impairment of our investment in the Sandpiper pipeline project.
Formation of Gathering and Processing Joint Venture
Effective January 1, 2017, MPLX and Antero Midstream formed a joint venture, Sherwood Midstream LLC (“Sherwood Midstream”), to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. MPLX has a 50 percent ownership interest in Sherwood Midstream. In connection with this transaction, MPLX contributed certain gas processing plants currently under construction at the Sherwood Complex with a fair value of approximately $134 million and cash of approximately $20 million. Antero Midstream made an initial capital contribution of approximately $154 million.
Also effective January 1, 2017, MPLX converted all of its ownership interests in MarkWest Ohio Fractionation Company, L.L.C. (“Ohio Fractionation”), a previously wholly-owned subsidiary, to Class A Interests and amended its LLC Agreement to create Class B-3 Interests, which were sold to Sherwood Midstream for $126 million in cash. The Class B-3 Interests provide Sherwood Midstream with the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator.
Effective January 1, 2017, MPLX and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MPLX. MPLX contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for a 21 percent ownership interest. MPLX has a 10.5 percent indirect interest in Sherwood Midstream Holdings through its ownership in Sherwood Midstream. The net book value of the contributed assets was approximately $203 million. The contribution was determined to be an in-substance sale of real estate. As such, MPLX only recognized a gain for the portion attributable to Antero Midstream’s indirect interest of approximately $2 million.
We account for our direct interests in Sherwood Midstream and Sherwood Midstream Holdings as part of our Midstream segment using the equity method of accounting. We continue to consolidate Ohio Fractionation and have recognized a noncontrolling interest for Sherwood Midstream’s interest in that entity.
See Note 6 for additional information related to the investments in Sherwood Midstream, Ohio Fractionation and Sherwood Midstream Holdings.
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
Merger with MarkWest Energy Partners, L.P.
On December 4, 2015, MPLX completed the MarkWest Merger. Each common unit of MarkWest issued and outstanding immediately prior to the effective time of the MarkWest Merger was converted into a right to receive 1.09 common units of MPLX representing limited partner interests in MPLX, plus a one-time cash payment of $6.20 per unit. We contributed approximately $1.28 billion of cash to MPLX to pay the aggregate cash consideration to MarkWest unitholders, without receiving any new equity from MPLX in exchange. At closing, we made a payment of $1.23 billion to MarkWest common unitholders and the remaining $50 million was paid in equal amounts, the first $25 million was paid in July 2016 and the second $25 million was paid in July 2017, in connection with the conversion of the MPLX Class B Units to MPLX common units. Our financial results and operating statistics reflect the results of MarkWest from the date of the MarkWest Merger.
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
As further discussed in Note 16, we recorded a goodwill impairment charge of $129 million based on the implied fair value of goodwill as of the interim impairment analysis in the first quarter of 2016. During the second quarter of 2016, we finalized the analysis of the purchase price allocation. The completion of the purchase price allocation resulted in an additional $1 million of impairment expense, as more fully discussed in Note 16.
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
The amounts of revenue and income from operations associated with the MarkWest Merger included in our consolidated statements of income for 2015 are as follows:

(In millions)	2015
Sales and other operating revenues (including consumer excise taxes)	$120
Income from operations	32

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the MarkWest Merger occurred on January 1, 2014.

(In millions, except per share data)	2015
Sales and other operating revenues (including consumer excise taxes)	$73,760
Net income attributable to MPC	2,825
Net income attributable to MPC per share – basic	$5.25
Net income attributable to MPC per share – diluted	5.21
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
Crowley Coastal Partners
In May 2016, Crowley Coastal Partners was formed to own an interest in both Crowley Ocean Partners and Crowley Blue Water Partners. We have determined that Crowley Coastal Partners is a VIE based on the terms of the existing financing arrangements for Crowley Blue Water Partners and Crowley Ocean Partners and the associated debt guarantees by MPC and Crowley. Our maximum exposure to loss at December 31, 2017 was $486 million, which includes our equity method investment in Crowley Coastal Partners and the debt guarantees provided to each of the lenders to Crowley Blue Water Partners and Crowley Ocean Partners. We are not the primary beneficiary of this VIE because we do not have the power to control the activities that significantly influence the economic outcomes of the entity and, therefore, do not consolidate the entity.
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
As of December 31, 2017, MarkWest had a 56 percent legal ownership interest in MarkWest Utica EMG. MarkWest Utica EMG's inability to fund its planned activities without subordinated financial support qualify it as a VIE. Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. We account for our ownership interest in MarkWest Utica EMG as an equity method investment. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating MarkWest Utica EMG. Our maximum exposure to loss as a result of our involvement with MarkWest Utica EMG includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in MarkWest Utica EMG at December 31, 2017 was $2.1 billion.
Ohio Gathering
Ohio Gathering Company, L.L.C. (“Ohio Gathering”) is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of December 31, 2017, we had a 34 percent indirect ownership interest in Ohio Gathering. As this entity is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating Ohio Gathering.

Sherwood Midstream
As described in Note 5, MPLX and Antero Midstream formed a joint venture, Sherwood Midstream, to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. As of December 31, 2017, MPLX had a 50 percent ownership interest in Sherwood Midstream. Sherwood Midstream’s inability to fund its planned activities without additional subordinated financial support qualify it as a VIE. MPLX is not deemed to be the primary beneficiary, due to Antero Midstream’s voting rights on significant matters. We account for our ownership interest in Sherwood Midstream using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream at December 31, 2017 was $236 million.
Ohio Fractionation
As described in Note 5, MPLX converted all of its ownership interests in Ohio Fractionation to Class A Interests and amended its LLC Agreement to create Class B-3 Interests, which were sold to Sherwood Midstream, providing it with the right to fractionation revenue and the obligation to pay expenses related to 20 mbpd of capacity in the Hopedale 3 fractionator. Ohio Fractionation’s inability to fund its operations without additional subordinated financial support qualify it as a VIE. MPLX has been deemed to be the primary beneficiary of Ohio Fractionation because it has control over decisions that could significantly impact its financial performance, and as a result, consolidates Ohio Fractionation.
Sherwood Midstream Holdings
As described in Note 5, MPLX and Sherwood Midstream entered into a joint venture, Sherwood Midstream Holdings, for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MPLX. MPLX had an initial 79 percent direct ownership in Sherwood Midstream Holdings, in addition to a 10.5 percent indirect interest through its ownership in Sherwood Midstream. Sherwood Midstream Holdings’ inability to fund its operations without additional subordinated financial support qualify it as a VIE. We account for our ownership interest in Sherwood Midstream Holdings using the equity method of accounting as Sherwood Midstream is considered to be the general partner and controls all decisions related to Sherwood Midstream Holdings. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream Holdings includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream Holdings at December 31, 2017 was $165 million.

7.	Related Party Transactions
Our related parties included:

•	Crowley Blue Water Partners, in which we have a 50 percent indirect noncontrolling interest. Crowley Blue Water Partners owns and operates three Jones Act ATB vessels.

•	Crowley Ocean Partners, in which we have a 50 percent indirect noncontrolling interest. Crowley Ocean Partners owns and operates Jones Act product tankers.

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

•	Other equity method investees.
We believe that transactions with related parties were conducted on terms comparable to those with unaffiliated parties.
Sales to related parties were as follows:

(In millions)	2017	2016	2015
PFJ Southeast	$619	$56	$—
Other equity method investees	10	6	6
Total	$629	$62	$6
Sales to related parties consists primarily of sales of refined products.
Other income from related parties, which is included in “Other income” on the accompanying consolidated statements of income, were as follows:

(In millions)	2017	2016	2015
MarkWest Utica EMG	$17	$16	$—
Ohio Gathering	16	15	2
Sherwood Midstream	8	—	—
Other equity method investees	11	10	2
Total	$52	$41	$4
Other income from related parties consists primarily of fees received for operating transportation assets for our related parties.
Purchases from related parties were as follows:

(In millions)	2017	2016	2015
Crowley Blue Water Partners	$60	$37	$—
Crowley Ocean Partners	79	52	6
Illinois Extension Pipeline	100	110	4
LOCAP	22	23	23
LOOP	71	59	52
TAAE	72	41	52
TACE	44	59	54
TAME	76	93	87
Other equity method investees	46	35	30
Total	$570	$509	$308
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

Receivables from related parties, which are included in “Receivables, less allowance for doubtful accounts” on the accompanying consolidated balance sheets, were as follows:

	December 31,
(In millions)	2017	2016
PFJ Southeast	$28	$40
Other equity method investees	8	5
Total	$36	$45
The long-term receivable from related parties, which is included in “Other noncurrent assets” on the accompanying consolidated balance sheet, was $1 million at December 31, 2017 and $1 million at December 31, 2016.
Payables to related parties, which are included in “Accounts payable” on the accompanying consolidated balance sheets, were as follows:

	December 31,
(In millions)	2017	2016
Illinois Extension Pipeline	$8	$9
LOOP	3	6
MarkWest Utica EMG	29	24
Ohio Gathering	9	—
Sherwood Midstream	8	—
Other equity method investees	12	14
Total	$69	$53

8.	Income per Common Share
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

(In millions, except per share data)	2017	2016	2015
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$3,432	$1,174	$2,852
Income allocated to participating securities	2	1	4
Income available to common stockholders – basic	$3,430	$1,173	$2,848
Weighted average common shares outstanding	507	528	538
Basic earnings per share	$6.76	$2.22	$5.29
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$3,432	$1,174	$2,852
Income allocated to participating securities	2	1	4
Income available to common stockholders – diluted	$3,430	$1,173	$2,848
Weighted average common shares outstanding	507	528	538
Effect of dilutive securities	5	2	4
Weighted average common shares, including dilutive effect	512	530	542
Diluted earnings per share	$6.70	$2.21	$5.26
The following table summarizes the shares that were anti-dilutive, and therefore, were excluded from the diluted share calculation.

(In millions)	2017	2016	2015
Shares issued under stock-based compensation plans	1	3	1

9.	Equity
On May 31, 2017, our board of directors approved an additional $3.0 billion share repurchase authorization. This authorization is in addition to its previous authorization, both of which have no expiration date.
As of December 31, 2017, we had $3.19 billion of remaining share repurchase authorizations from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be affected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows for the respective periods:

(In millions, except per share data)	2017	2016	2015
Number of shares repurchased	44	4	19
Cash paid for shares repurchased	$2,372	$197	$965
Average cost per share	$53.85	$41.84	$50.31

10.	Segment Information
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

•
Midstream – gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs; and transports and stores crude oil and refined products principally for the Refining & Marketing segment via pipelines, terminals, towboats and barges. The Midstream segment primarily reflects the results of MPLX, our sponsored master limited partnership.

On December 4, 2015, MPLX completed a merger with MarkWest and its results are included in the Midstream segment. Segment information for periods prior to the merger does not include amounts for these operations. See Note 5.
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

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Year Ended December 31, 2017
Revenues:
Third party	$52,761	$19,021	$2,322	$74,104
Intersegment(a)	11,309	4	1,443	12,756
Related party	621	8	—	629
Segment revenues	$64,691	$19,033	$3,765	$87,489
Segment income from operations	$2,321	$732	$1,339	$4,392
Income from equity method investments(b)	17	69	197	283
Depreciation and amortization(b)	1,082	275	699	2,056
Capital expenditures and investments(c)(d)	832	381	2,505	3,718

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Year Ended December 31, 2016
Revenues:
Third party	$43,167	$18,282	$1,828	$63,277
Intersegment(a)	10,589	3	1,262	11,854
Related party	61	1	—	62
Segment revenues	$53,817	$18,286	$3,090	$75,193
Segment income from operations(e)	$1,357	$734	$1,048	$3,139
Income from equity method investments(b)	24	5	142	171
Depreciation and amortization(b)	1,063	273	605	1,941
Capital expenditures and investments(c)	1,054	303	1,568	2,925

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Year Ended December 31, 2015
Revenues:
Third party	$52,168	$19,690	$187	$72,045
Intersegment(a)	12,024	3	930	12,957
Related party	6	—	—	6
Segment revenues	$64,198	$19,693	$1,117	$85,008
Segment income from operations(e)(f)	$3,997	$673	$463	$5,133
Income from equity method investments	26	—	62	88
Depreciation and amortization(b)	1,052	254	144	1,450
Capital expenditures and investments(c)(g)	1,045	501	14,545	16,091

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(c)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(d)	In 2017, the Midstream segment includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system. See Note 5.

(e)
In 2016, the Refining & Marketing and Speedway segments include an inventory LCM benefit of $345 million and $25 million, respectively. In 2015, the Refining & Marketing and Speedway segments include an inventory LCM charge of $345 million and $25 million, respectively.

(f)	Included in the Midstream segment for 2015 are $36 million of transaction costs related to the MarkWest Merger.

(g)	The Midstream segment includes $13.85 billion for the MarkWest Merger.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

(In millions)	2017	2016	2015
Segment income from operations	$4,392	$3,139	$5,133
Items not allocated to segments:
Corporate and other unallocated items(a)	(365)	(268)	(293)
Pension settlement expenses(b)	(52)	(7)	(4)
Litigation	(29)	—	—
Impairments(c)	23	(486)	(144)
Net interest and other financial income (costs)	(625)	(556)	(318)
Income before income taxes	$3,344	$1,822	$4,374

(a)
Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	See Note 22 for further information.

(c)
2017 includes MPC’s share of gains related to the sale of assets remaining from the Sandpiper pipeline project. 2016 includes impairments of goodwill and equity method investments. 2015 relates to the cancellation of the ROUX project at our Garyville refinery. See Notes 16 and 17.

The following reconciles segment capital expenditures and investments to total capital expenditures:

(In millions)	2017	2016	2015
Segment capital expenditures and investments	$3,718	$2,925	$16,091
Less investments in equity method investees(a)	805	431	2,788
Plus items not allocated to segments:
Corporate and Other	83	81	155
Capitalized interest	55	63	37
Total capital expenditures(b)	$3,051	$2,638	$13,495

(a)
2017 includes an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system. 2016 includes an adjustment of $143 million to the fair value of equity method investments acquired in connection with the MarkWest Merger. 2015 includes $2.46 billion related to the MarkWest Merger. See Note 5.

(b)
Capital expenditures include changes in capital accruals. See Note 20 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

Revenues by product line were:

(In millions)	2017	2016	2015
Refined products	$63,846	$54,450	$63,738
Merchandise	5,174	5,297	5,188
Crude oil and refinery feedstocks	3,403	2,038	2,718
Service, transportation and other	1,681	1,492	401
Sales and other operating revenues (including consumer excise taxes)	$74,104	$63,277	$72,045
No single customer accounted for more than 10 percent of annual revenues for the years ended December 31, 2017, 2016 and 2015.
We do not have significant operations in foreign countries. Therefore, revenues in foreign countries and long-lived assets located in foreign countries, including property, plant and equipment and investments, are not material to our operations.
Total assets by reportable segment were:

	December 31,
(In millions)	2017	2016
Refining & Marketing	$17,537	$17,601
Speedway	5,563	5,426
Midstream	19,937	18,516
Corporate and Other	6,010	2,870
Total consolidated assets	$49,047	$44,413

11.	Other Items
Net interest and other financial income (costs) was:

(In millions)	2017	2016	2015
Interest income	$27	$6	$6
Interest expense(a)	(688)	(602)	(325)
Interest capitalized	63	64	37
Loss on extinguishment of debt	—	—	(5)
Other financial costs(b)	(27)	(24)	(31)
Net interest and other financial income (costs)	$(625)	$(556)	$(318)

(a)
Includes $46 million, $44 million and $1 million for 2017, 2016 and 2015, respectively, for the amortization of the discount related to the difference between the fair value and the principal amount of assumed MarkWest debt.

(b)	2015 includes $6 million of transaction costs related to the MarkWest Merger.

12.	Income Taxes
The TCJA was signed into law on December 22, 2017. The TCJA provided several key changes to U.S. tax law, including a federal corporate tax rate of 21 percent replacing the current rate applicable to MPC of 35 percent. MPC was required to calculate the effect of the TCJA on its deferred tax balances as of the enactment date. The effect of the federal corporate income tax rate change reduced net deferred tax liabilities by $1.5 billion in 2017. Any subsequent effect of a change in estimate affecting deferred taxes as of December 31, 2017 is expected to be immaterial, but could have an impact on the effective tax rate due to the permanent nature of applying differing tax rates to such a change in estimate.
Income tax provisions (benefits) were:

	2017			2016			2015
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$681	$(1,270)	$(589)	$189	$336	$525	$1,210	$134	$1,344
State and local	98	33	131	27	57	84	152	9	161
Foreign	(6)	4	(2)	(1)	1	—	10	(9)	1
Total	$773	$(1,233)	$(460)	$215	$394	$609	$1,372	$134	$1,506
A reconciliation of the federal statutory income tax rate (35 percent) applied to income before income taxes to the provision for income taxes follows:

	2017	2016	2015
Statutory rate applied to income before income taxes	35%	35%	35%
State and local income taxes, net of federal income tax effects	2	3	2
Domestic manufacturing deduction	(1)	(1)	(2)
Noncontrolling interests	(4)	(1)	—
Biodiesel excise tax credit	—	(1)	(1)
TCJA legislation	(45)	—	—
Other	(1)	(2)	—
Provision for income taxes	(14)%	33%	34%
Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2017	2016
Deferred tax assets:
Employee benefits	$348	$578
Environmental	16	34
Deferred revenue	21	31
Net operating loss carryforwards	12	23
Other	23	27
Total deferred tax assets	420	693
Deferred tax liabilities:
Property, plant and equipment	1,603	2,591
Inventories	473	707
Investments in subsidiaries and affiliates	912	1,145
Other	73	94
Total deferred tax liabilities	3,061	4,537
Net deferred tax liabilities	$2,641	$3,844

Net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(In millions)	2017	2016
Assets:
Other noncurrent assets	$13	$17
Liabilities:
Deferred income taxes	2,654	3,861
Net deferred tax liabilities	$2,641	$3,844
Tax carryforwards – At December 31, 2017 and 2016, federal operating loss carryforwards were $5 million and $18 million, respectively, which expire in 2022 through 2036. As of December 31, 2017 and 2016, state and local operating loss carryforwards were $8 million, which expire in 2017 through 2036. The decrease in both the federal and state loss carryforwards was due to the utilization of loss carryforwards made available to MPC as a result of the reorganization transactions which simplified the MPLX ownership structure as discussed in Note 4.
Valuation allowances – As of December 31, 2017 and 2016, $11 million and $10 million of valuation allowances have been recorded against foreign tax credits and state net operating losses due to the expectation that these deferred tax assets are not likely to be realized.
MPC is continuously undergoing examination of its U.S. federal income tax returns by the Internal Revenue Service (“IRS”). Since 2012, we have continued to participate in the Compliance Assurance Process (“CAP”). CAP is a real-time audit of the U.S. Federal income tax return that allows the IRS, working in conjunction with MPC, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for years under examination by the IRS.
IRS audits have been completed through the 2009 tax year. We believe adequate provision has been established for potential tax in periods not closed to examination. Further, we are routinely involved in U.S. state income tax audits. We believe all other audits will be resolved with the amounts provided for these liabilities. As of December 31, 2017, our income tax returns remain subject to examination in the following major tax jurisdictions for the tax years indicated:

United States Federal	2010	-	2016
States	2008	-	2016

The following table summarizes the activity in unrecognized tax benefits:

(In millions)	2017	2016	2015
January 1 balance	$7	$12	$12
Additions for tax positions of prior years	13	6	—
Reductions for tax positions of prior years	—	(10)	—
Settlements	(1)	(1)	—
December 31 balance	$19	$7	$12
If the unrecognized tax benefits as of December 31, 2017 were recognized, $10 million would affect our effective income tax rate. There were $10 million of uncertain tax positions as of December 31, 2017 for which it is reasonably possible that the amount of unrecognized tax benefits would significantly decrease during the next twelve months.
Prior to its spin-off on June 30, 2011, Marathon Petroleum Corporation was included in the Marathon Oil Corporation (“Marathon Oil”) federal income tax returns for all applicable years. During the third quarter 2017, Marathon Oil received a notice of Final Partnership Administrative Adjustment (“FPAA”) from the IRS for taxable year 2010, relating to certain partnership transactions. Marathon Oil filed a U.S. Tax Court petition disputing these adjustments during the fourth quarter of 2017. We received an FPAA for taxable years 2011-2014 for items resulting from the Marathon Oil IRS dispute discussed above. We filed a U.S. Tax Court petition in the fourth quarter of 2017 for tax years 2011-2014 to dispute these corollary adjustments. We continue to believe that the issue in dispute is more likely than not to be fully sustained and therefore, no liability has been accrued for this matter.
Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 25 for indemnification information.
Interest and penalties related to income taxes are recorded as part of the provision for income taxes. Such interest and penalties were net expenses (benefits) of $3 million, $(5) million and $3 million in 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, $17 million and $13 million of interest and penalties were accrued related to income taxes.

13.	Inventories

	December 31,
(In millions)	2017	2016
Crude oil and refinery feedstocks	$2,056	$2,208
Refined products	2,839	2,810
Materials and supplies	494	485
Merchandise	161	153
Total	$5,550	$5,656
The LIFO method accounted for 90 percent and 91 percent of total inventory value at December 31, 2017 and 2016, respectively. Current acquisition costs of inventories were estimated to exceed the LIFO inventory value at December 31, 2017 and 2016 by $1.21 billion and $308 million, respectively.
During 2017, we recorded LIFO liquidations caused primarily by permanently decreased levels in our crude oil inventory. Cost of revenues increased and income from operations decreased by $7 million for the year ended December 31, 2017 due to LIFO liquidations. There were no material liquidations of LIFO inventories in 2016. During 2015, we recorded LIFO liquidations caused by permanently decreased levels in crude oil and refined products inventory levels. Cost of revenues increased and income from operations decreased by $78 million for the year ended December 31, 2015 due to these LIFO liquidations.

14.	Equity Method Investments

	Ownership as of	Carrying value at
	December 31,	December 31,
(In millions)	2017	2017	2016
Centennial	50%	$35	$35
Centrahoma Processing LLC(a)	40%	121	104
Crowley Coastal Partners	50%	188	184
Explorer(a)	25%	89	94
Illinois Extension Pipeline(a)	35%	284	293
LOOP(b)	51%	282	277
MarEn Bakken Company LLC(a)	25%	520	—
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.(a)	67%	164	67
MarkWest Utica EMG(a)	56%	2,139	2,224
PFJ Southeast	29%	328	283
Sherwood Midstream(a)	50%	236	—
Sherwood Midstream Holdings LLC(a)(c)	69%	165	—
TAAE	45%	39	33
TACE	61%	32	33
TAEI(d)	—%	—	15
TAME(d)	67%	33	18
Other MPLX investments(a)		67	76
Other		65	91
Total		$4,787	$3,827

(a)	Ownership interest held by MPLX as of December 31, 2017.

(b)	MPLX held a 41 percent ownership interest as of December 31, 2017.

(c)	Excludes Sherwood Midstream LLC’s investment in Sherwood Midstream Holdings LLC.

(d)	On January 1, 2017, we contributed our 34 percent interest in TAEI to TAME in exchange for a 17 percent in TAME.
Summarized financial information for equity method investees is as follows:

(In millions)	2017	2016	2015
Income statement data:
Revenues and other income	$6,235	$2,421	$1,390
Income (loss) from operations	1,075	(116)	332
Net income (loss)	922	(250)	239
Balance sheet data – December 31:
Current assets	$860	$711
Noncurrent assets	10,854	8,170
Current liabilities	547	884
Noncurrent liabilities	1,714	1,462
As of December 31, 2017, the carrying value of our equity method investments was $1.17 billion higher than the underlying net assets of investees. This basis difference is being amortized or accreted into net income over the remaining estimated useful lives of the underlying net assets, except for $509 million of excess related to goodwill and other assets.

Centennial experienced a significant reduction in shipment volumes in the second half of 2011 that has continued through 2017. At December 31, 2017, Centennial was not shipping product. As a result, we continued to evaluate the carrying value of our equity investment in Centennial. We concluded that no impairment was required given our assessment of its fair value based on market participant assumptions for various potential uses and future cash flows of Centennial’s assets. If market conditions were to change and the owners of Centennial are unable to find an alternative use for the assets, there could be a future impairment of our Centennial interest. As of December 31, 2017, our equity investment in Centennial was $35 million and we had a $25 million guarantee associated with 50 percent of Centennial’s outstanding debt. See Note 25 for additional information on the debt guarantee.
Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) were $388 million, $291 million and $113 million in 2017, 2016 and 2015.

15.	Property, Plant and Equipment

(In millions)	Estimated Useful Lives	December 31,
		2017	2016(a)
Refining & Marketing	4 - 30 years	$19,490	$18,590
Speedway	4 - 25 years	5,358	5,078
Midstream	3 - 49 years	14,898	13,521
Corporate and Other	4 - 40 years	792	817
Total		40,538	38,006
Less accumulated depreciation		14,095	12,241
Property, plant and equipment, net		$26,443	$25,765

(a)	Prior period balances have been recast in connection with the March 1, 2017 contribution of assets to MPLX. See Note 1 for additional information.
Property, plant and equipment includes gross assets acquired under capital leases of $576 million and $505 million at December 31, 2017 and 2016, respectively, with related amounts in accumulated depreciation of $237 million and $202 million at December 31, 2017 and 2016. Property, plant and equipment includes construction in progress of $2.20 billion and $2.02 billion at December 31, 2017 and 2016, respectively, which primarily relates to capital projects at our refineries and midstream facilities.

16.	Goodwill and Intangibles
Goodwill
Goodwill is tested for impairment on an annual basis and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below the carrying value of the net assets of the reporting unit. In 2017, no impairment was required based on our annual test. In 2016, we recorded an impairment of goodwill as outlined below based on an interim impairment analysis.
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

The fair value of the reporting units for the 2016 interim goodwill impairment analysis was determined based on applying the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach. The discounted cash flow fair value estimate was based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method include management’s best estimates of the expected future results and discount rates, which ranged from 10.5 percent to 11.5 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the 2016 interim goodwill impairment test will prove to be an accurate prediction of the future.
The changes in the carrying amount of goodwill for 2016 and 2017 were as follows:

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Balance at January 1, 2016	$539	$853	$2,627	$4,019
Purchase price allocation adjustments	—	—	(241)	(241)
Disposition(a)	—	(61)	—	(61)
Impairment	—	—	(130)	(130)
Transfer of assets related to dropdowns(b)	(20)	—	20	—
Balance at December 31, 2016	$519	$792	$2,276	$3,587
Disposition(a)	—	(1)	—	(1)
Balance at December 31, 2017	$519	$791	$2,276	$3,586

(a)
Goodwill associated with our former Speedway travel plaza locations that are now part of the PFJ Southeast joint venture. The amount was included in the initial basis for our equity method investment in the joint venture.

(b)	Prior period balances have been recast in connection with the March 1, 2017 contribution of assets to MPLX. See Note 1 for additional information.
Intangible Assets
Our intangible assets as of December 31, 2017 and 2016 are as follows:

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Balance at December 31, 2017
Customer contracts and relationships	$120	$1	$533	$654
Royalty agreements	129	—	—	129
Favorable lease contract terms	—	56	—	56
Other(a)	73	75	—	148
Gross	$322	$132	$533	$987
Accumulated amortization	(143)	(39)	(79)	(261)
Net	$179	$93	$454	$726

Balance at December 31, 2016
Customer contracts and relationships	$102	$1	$533	$636
Royalty agreements	128	—	—	128
Favorable lease contract terms	1	57	—	58
Other(a)	27	75	—	102
Gross	$258	$133	$533	$924
Accumulated amortization	(123)	(35)	(41)	(199)
Net	$135	$98	$492	$725

(a)	The Refining & Marketing and Speedway segments include unamortized intangible assets of $48 million and $46 million, respectively, which are primarily emission allowance credits and trademarks.
In December 2017, we accepted non-cash consideration as part of a litigation settlement agreement. The non-cash consideration consisted of emission allowance credits with an estimated fair value of $45 million. The emission allowance credits received in the settlement are classified as indefinite lived intangible assets, but can become finite lived intangible assets once retired and assigned to a permit for a capital project. The fair value was determined using an income approach and is classified as Level 3.

Amortization expense for 2017 and 2016 was $52 million and $55 million, respectively. Estimated future amortization expense related to the intangible assets at December 31, 2017 is as follows:

(In millions)
2018	$52
2019	52
2020	50
2021	49
2022	48

17.	Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2017 and 2016 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	December 31, 2017
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$127	$—	$—	$(118)	$9	$8
Other assets	3	—	—	N/A	3	—
Total assets at fair value	$130	$—	$—	$(118)	$12	$8

Commodity derivative instruments, liabilities	$126	$—	$2	$(126)	$2	$—
Embedded derivatives in commodity contracts(c)	—	—	64	—	64	—
Total liabilities at fair value	$126	$—	$66	$(126)	$66	$—

	December 31, 2016
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$688	$—	$—	$(688)	$—	$126
Other assets	2	—	—	N/A	2	—
Total assets at fair value	$690	$—	$—	$(688)	$2	$126

Commodity derivative instruments, liabilities	$712	$—	$6	$(712)	$6	$—
Embedded derivatives in commodity contracts(c)	—	—	54	$—	54	—
Contingent consideration, liability(d)	—	—	130	N/A	130	—
Total liabilities at fair value	$712	$—	$190	$(712)	$190	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of December 31, 2017, cash collateral of $8 million was netted with mark-to-market derivative liabilities. As of December 31, 2016, cash collateral of $24 million was netted with mark-to-market derivative liabilities.

(b)	We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.

(c)	Includes $12 million and $13 million classified as current as of December 31, 2017 and 2016, respectively.

(d)	Includes $130 million classified as current as of December 31, 2016.
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

Level 3 instruments include OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at December 31, 2017 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.24 to $1.45 per gallon and (2) the probability of renewal of 60 percent for the first five-year term and 80 percent for the second five-year term of the gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another. Increases or decreases in forward NGL prices result in an increase or decrease in the fair value of the embedded derivative. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.
The contingent consideration as of December 31, 2016 represents the fair value of the remaining amount we expected to pay to BP related to the earnout provision associated with our 2013 acquisition of BP’s refinery in Texas City, Texas and related logistics and marketing assets. The fair value of the remaining contingent consideration as of December 31, 2016 was estimated using an income approach and is therefore a Level 3 liability. The fair value calculation used significant unobservable inputs including: (1) an estimate of forecasted monthly refinery throughput volumes; (2) an internal and external monthly crack spread forecast; and (3) a range of risk-adjusted discount rates. The fair value of the contingent consideration liability was reassessed each quarter, with changes in fair value recorded in cost of revenues. The final contingent consideration payment was calculated using actual crack spread and refinery throughput data resulting in a value of $131 million when capped by the maximum total payout of $700 million. The balance of $131 million was paid on April 12, 2017.
The following is a reconciliation of the net beginning and ending balances recorded for net assets and liabilities classified as Level 3 in the fair value hierarchy.

(In millions)	2017	2016	2015
Beginning balance	$190	$342	$478
Contingent consideration payment(a)	(131)	(200)	(189)
Net derivative positions assumed - MarkWest Merger	—	—	31
Unrealized and realized losses included in net income	25	55	20
Settlements of derivative instruments	(18)	(7)	2
Ending balance	$66	$190	$342

The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized (gains) losses relating to assets still held at the end of period:
Derivative instruments	$8	$32	$(7)
Contingent consideration agreement	1	13	28
Total	$9	$45	$21

(a)
On the consolidated statements of cash flows for 2017, 2016, and 2015, $89 million, $164 million and $175 million, respectively, of the contingent earnout payment to BP was included as a financing activity with the remainder included as an operating activity.

See Note 18 for the income statement impacts of our derivative instruments.
Fair Values – Nonrecurring
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition.

	Year Ended December 31,
	2017		2016		2015
(In millions)	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Equity method investments	$—	$—	$42	$356	$—	$—
Goodwill	—	—	—	130	—	—
Property, plant and equipment, net	—	—	—	—	—	144

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
The fixed assets of North Dakota Pipeline related to the Sandpiper pipeline project consist primarily of project management and engineering costs, pipe, valves, motors and other equipment, land and easements. The fair value of fixed assets was estimated based on a market approach using the estimated price that would be received to sell pipe, land and other related equipment in its current condition, considering the current market conditions for sale of these assets and length of disposal period. The valuation considered a range of potential selling prices from various alternatives that could be used to dispose of these assets. As such, the fair value of the North Dakota Pipeline equity method investment and its underlying assets represents a Level 3 measurement. As a result, actual results may differ from the estimates and assumptions made for purposes of this impairment analysis. North Dakota Pipeline is in the process of disposing of these assets.
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

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at December 31, 2017 and 2016, excluding the derivative financial instruments and contingent consideration reported above.

	December 31,
	2017		2016
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Investments	$29	$2	$25	$2
Other	17	17	21	21
Total financial assets	$46	$19	$46	$23
Financial liabilities:
Long-term debt(a)	$13,893	$12,642	$10,892	$10,297
Deferred credits and other liabilities	122	109	121	109
Total financial liabilities	$14,015	$12,751	$11,013	$10,406

(a)	Excludes capital leases and debt issuance costs, however, includes amount classified as debt due within one year.
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
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of December 31, 2017 and 2016:

(In millions)	December 31, 2017
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$127	$126
Other current liabilities(a)	—	14
Deferred credits and other liabilities(a)	—	52

(In millions)	December 31, 2016
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$688	$712
Other current liabilities(a)	—	13
Deferred credits and other liabilities(a)	—	47

(a)	Includes embedded derivatives.
Derivatives not Designated as Accounting Hedges
Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil, (4) the acquisition of ethanol for blending with refined products, (5) sale of NGLs and (6) the purchase of natural gas.
The table below summarizes open commodity derivative contracts for crude oil and refined products as of December 31, 2017.

	Position	Total Barrels (In thousands)
Crude Oil(a)
Exchange-traded	Long	23,299
Exchange-traded	Short	(25,199)

(a )	99.8 percent of the exchange-traded contracts expire in the first quarter of 2018.

	Position	Total Gallons (In thousands)
Refined Products(a)
Exchange-traded	Long	257,460
Exchange-traded	Short	(236,460)
OTC	Short	(9,587)

(a )	100 percent of the exchange-traded contracts expire in the first quarter of 2018.
The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(In millions)	Gain (Loss)
Income Statement Location	2017	2016	2015
Sales and other operating revenues	$5	$(13)	$19
Cost of revenues	(26)	(167)	294
Total	$(21)	$(180)	$313

19.	Debt
Our outstanding borrowings at December 31, 2017 and 2016 consisted of the following:

	December 31,
(In millions)	2017	2016
Marathon Petroleum Corporation:
Commercial paper	$—	$—
364-day bank revolving credit facility due July 2018	—	—
Trade receivables securitization facility due July 2019	—	—
Bank revolving credit facility due 2022	—	—
Term loan agreement due 2019	—	200
Senior notes, 2.700% due December 2018	600	600
Senior notes, 3.400% due December 2020	650	650
Senior notes, 5.125% due March 2021	1,000	1,000
Senior notes, 3.625%, due September 2024	750	750
Senior notes, 6.500%, due March 2041	1,250	1,250
Senior notes, 4.750%, due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 5.000%, due September 2054	400	400
Capital lease obligations due 2018-2033	356	311
MPLX LP:
MPLX term loan facility due 2019	—	250
MPLX bank revolving credit facility due 2022	505	—
MPLX senior notes, 5.500%, due February 2023	710	710
MPLX senior notes, 4.500%, due July 2023	989	989
MPLX senior notes, 4.875%, due December 2024	1,149	1,149
MPLX senior notes, 4.000%, due February 2025	500	500
MPLX senior notes, 4.875%, due June 2025	1,189	1,189
MarkWest senior notes, 4.500% - 5.500%, due 2023 - 2025	63	63
MPLX senior notes, 4.125%, due March 2027	1,250	—
MPLX senior notes, 5.200%, due March 2047	1,000	—
MPLX capital lease obligations due 2020	7	8
Total	13,418	11,069
Unamortized debt issuance costs	(59)	(44)
Unamortized discount(a)	(413)	(453)
Amounts due within one year	(624)	(28)
Total long-term debt due after one year	$12,322	$10,544

(a)
Includes $374 million and $420 million unamortized discount as of December 31, 2017 and December 31, 2016, respectively, related to the difference at the time of the acquisition between the fair value and the principal amount of assumed MarkWest debt.

The following table shows five years of scheduled debt payments.

(In millions)
2018	$626
2019	27
2020	683
2021	1,031
2022	537
Commercial Paper
On February 26, 2016, we established a commercial paper program that allows us to have a maximum of $2 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facilities. During 2017, we borrowed and repaid $300 million under the commercial paper program. At December 31, 2017, we had no amounts outstanding under the commercial paper program.
MPC Revolving Credit Agreements
On July 21, 2017, we entered into credit agreements with a syndicate of lenders to replace our previous $2.5 billion four-year revolving credit facility due in 2020 and our previous $1 billion 364-day credit agreement, dated as of July 20, 2016, which expired on July 19, 2017. The new agreements provide for a five-year $2.5 billion bank revolving credit agreement (“MPC five-year credit agreement”) that expires in July 2022 and a 364-day $1 billion bank revolving credit agreement (“MPC 364-day credit agreement” and together with the MPC five-year credit agreement, the “MPC credit agreements”) that expires in July 2018.
Under the MPC five-year credit agreement, we have an option to increase the aggregate commitments by up to an additional $500 million, subject to, among other conditions, the consent of the lenders whose commitments would be increased. In addition, we may request up to two one-year extensions of the maturity date of the MPC five-year revolving credit agreement subject to, among other conditions, the consent of lenders holding a majority of the commitments, provided that the commitments of any non-consenting lenders will terminate on the then-effective maturity date. The MPC five-year revolving credit agreement includes sub-facilities for swingline loans of up to $100 million and letters of credit of up to $1.8 billion, subject to the agreement of one of more of the lenders to increase their issuing commitments thereunder.
Borrowings under the MPC credit agreements bear interest, at our election, at either the Adjusted LIBO Rate or the Alternate Base Rate (both as defined in the MPC credit agreements), plus an applicable margin. We are charged various fees and expenses under the MPC credit agreements, including administrative agent fees, commitment fees on the unused portion of the commitments and fees related to issued and outstanding letters of credit. The applicable margin to the benchmark interest rates and the commitment fees payable under the MPC credit agreements fluctuate from time-to-time based on our credit ratings.
The MPC credit agreements contain certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for arrangements of this type, including a financial covenant that requires us to maintain a ratio of Consolidated Net Debt to Total Capitalization (each as defined in the MPC credit agreements) of no greater than 0.65 to 1.00 as of the last day of each fiscal quarter. Other covenants, among other things, restrict our ability and/or the ability of certain of our subsidiaries to incur debt, create liens on assets or enter into transactions with affiliates. As of December 31, 2017, we were in compliance with the covenants contained in the MPC credit agreements.
There were no borrowings or letters of credit outstanding at December 31, 2017.
Trade Receivables Securitization Facility
On December 18, 2013, we entered into a trade receivables securitization facility (“trade receivables facility”) with a group of committed purchasers and letter of credit issuers evidenced by a receivables purchase agreement and receivables sales agreement. On July 20, 2016, we amended our trade receivables securitization facility to, among other things, reduce the capacity from $1 billion to $750 million and to extend the maturity date to July 19, 2019. The reduction in capacity reflected the lower refined product price environment.
The trade receivables facility consists of one of our wholly-owned subsidiaries, Marathon Petroleum Company LP (“MPC LP”), selling or contributing on an on-going basis all of its trade receivables (including trade receivables acquired from Marathon Petroleum Trading Canada LLC, a wholly-owned subsidiary of MPC LP), together with all related security and interests in the proceeds thereof, without recourse, to another wholly-owned, bankruptcy-remote special purpose subsidiary, MPC Trade Receivables Company LLC (“TRC”), in exchange for a combination of cash, equity and/or a subordinated note issued by TRC to MPC LP. TRC, in turn, has the ability to sell undivided ownership interests in qualifying trade receivables, together with all related security and interests in the proceeds thereof, without recourse, to the purchasing group in exchange for cash proceeds. The trade receivables facility also provides for the issuance of letters of credit up to $750 million, provided that the aggregate credit exposure of the purchasing group, including outstanding letters of credit, may not exceed the lesser of $750 million or the balance of our eligible trade receivables at any one time.
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
Proceeds from the sale of undivided percentage ownership interests in qualifying receivables under the trade receivables facility are reflected as debt on our consolidated balance sheet. We remain responsible for servicing the receivables sold to the purchasing group. TRC pays floating-rate interest charges and usage fees on amounts outstanding under the trade receivables facility, if any, unused fees on the portion of unused commitments and certain other fees related to the administration of the facility and letters of credit that are issued and outstanding under the trade receivables facility.
The receivables purchase agreement and receivables sale agreement contain representations and covenants that we consider usual and customary for arrangements of this type. Trade receivables are subject to customary criteria, limits and reserves before being deemed to qualify for sale by TRC pursuant to the trade receivables facility. In addition, further purchases of qualified trade receivables under the trade receivables facility are subject to termination, and TRC may be subject to default fees, upon the occurrence of certain amortization events that are included in the receivables purchase agreement, all of which we consider to be usual and customary for arrangements of this type. At December 31, 2017, we were in compliance with the covenants contained in the receivables purchase agreement and receivables sale agreement.
There were no borrowings or letters of credit outstanding under the trade receivables facility at December 31, 2017. As of December 31, 2017, eligible trade receivables supported borrowings and letter of credit issuances of $750 million.
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
MPLX Credit Agreement
On July 21, 2017, MPLX entered into a credit agreement with a syndicate of lenders to replace MPLX’s previous $2 billion five-year bank revolving credit facility with a $2.25 billion five-year bank revolving credit facility that expires in July 2022 (“MPLX credit agreement”).
The MPLX credit agreement includes letter of credit issuing capacity of up to approximately $222 million and swingline loan capacity of up to $100 million. The revolving borrowing capacity may be increased by up to an additional $500 million, subject to certain conditions, including the consent of the lenders whose commitments would increase. In addition, the maturity date of the bank revolving credit facility may be extended for up to two additional one-year periods subject to the consent of the lenders holding a majority of the revolving credit facility commitments, provided that the commitments held by any non-consenting lenders will terminate on the original maturity date.
Borrowings under the MPLX credit agreement bear interest, at our election, at the Adjusted LIBO Rate or the Alternate Base Rate (both as defined in the MPLX credit agreement) plus an applicable margin. MPLX is charged various fees and expenses in connection with the agreement, including administrative agent fees, commitment fees on the unused portion of the commitments and fees with respect to issued and outstanding letters of credit. The applicable margins to the benchmark interest rates and the commitment fees payable under the MPLX credit agreement fluctuate from time-to-time based on MPLX’s credit ratings.

The MPLX credit agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants, among other things, restrict MPLX’s ability and/or the ability of certain of its subsidiaries to incur debt, create liens on assets and enter into transactions with affiliates. As of December 31, 2017, MPLX was in compliance with the covenants contained in the MPLX credit agreement.
During 2017, MPLX borrowed $670 million under the bank revolving credit facility, at an average interest rate of 2.7 percent, per annum, and repaid $165 million of these borrowings. At December 31, 2017, MPLX had $505 million outstanding borrowings and $3 million of letters of credit outstanding under the bank revolving credit facility, resulting in total unused loan availability of $1.74 billion.
MPLX Term Loan
On July 19, 2017, MPLX prepaid the entire outstanding principal amount of its $250 million term loan with cash on hand.
MPLX Senior Notes
On February 10, 2017, MPLX completed a public offering of $1.25 billion aggregate principal amount of 4.125 percent unsecured senior notes due March 2027 and $1.0 billion aggregate principal amount of 5.200 percent unsecured senior notes due March 2047. The net proceeds, which were approximately $2.22 billion after deducting underwriting discounts, were used by MPLX to fund the $1.5 billion cash portion of the consideration paid to MPC for the dropdown of assets on March 1, 2017, as well as for general partnership purposes. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2017.

20.	Supplemental Cash Flow Information

(In millions)	2017	2016	2015
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$525	$478	$272
Net income taxes paid to taxing authorities	904	140	1,605
Non-cash investing and financing activities:
Capital lease obligations increase	$71	$—	$1
Contribution of assets to joint venture(a)	337	273	—
Intangible asset acquired(b)	45	—	—
Property, plant and equipment sold	—	—	5
Property, plant and equipment acquired	—	—	5
Acquisition:
Fair value of MPLX units issued(c)	—	—	7,326
Payable to MPLX Class B unitholders	—	—	50

(a)
2017 includes MPLX’s contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings. 2016 includes Speedway’s contribution of travel plaza locations to new joint venture with Pilot Flying J. See Note 5.

(b)	See Note 16 for further information.

(c)	See Note 5 for further information.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(In millions)	2017	2016	2015
Additions to property, plant and equipment per consolidated statements of cash flows	$2,732	$2,892	$1,998
Non-cash additions to property, plant and equipment	—	—	5
Asset retirement expenditures(a)	2	6	1
Increase (decrease) in capital accruals	67	(127)	94
Total capital expenditures before acquisitions	2,801	2,771	2,098
Acquisitions(b)	250	(133)	11,397
Total capital expenditures	$3,051	$2,638	$13,495

(a)	Included in All other, net – Operating activities on the consolidated statements of cash flows.

(b)
2017 reflects primarily the acquisition of the Ozark pipeline. 2016 includes adjustments to the fair values of property, plant and equipment, intangibles and goodwill acquired in connection with the MarkWest Merger. The 2015 acquisitions include the MarkWest Merger. The acquisition numbers above include property, plant and equipment, intangibles and goodwill.

21. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2015	$(255)	$(70)	$4	$3	$(318)
Other comprehensive income (loss) before reclassifications	22	64	—	—	86
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(46)	(3)	—	—	(49)
– actuarial loss(a)	38	2	—	—	40
– settlement loss(a)	7	—	—	—	7
Other(b)	—	—	—	(1)	(1)
Tax effect	1	—	—	—	1
Other comprehensive income (loss)	22	63	—	(1)	84
Balance as of December 31, 2016	$(233)	$(7)	$4	$2	$(234)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2016	$(233)	$(7)	$4	$2	$(234)
Other comprehensive income before reclassifications	12	(38)		3	(23)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(39)	(3)	—	—	(42)
– actuarial loss(a)	36	(2)	—	—	34
– settlement loss(a)	52	—	—	—	52
Other(b)	—	—	—	(2)	(2)
Tax effect	(18)	2	—	—	(16)
Other comprehensive income (loss)	43	(41)	—	1	3
Balance as of December 31, 2017	$(190)	$(48)	$4	$3	$(231)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 22.

(b)	This amount was reclassified out of accumulated other comprehensive loss and is included in selling, general and administrative on the consolidated statements of income.

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
Obligations and funded status – The accumulated benefit obligation for all defined benefit pension plans was $2,008 million and $1,914 million as of December 31, 2017 and 2016.
The following summarizes our defined benefit pension plans that have accumulated benefit obligations in excess of plan assets.

	December 31,
(In millions)	2017	2016
Projected benefit obligations	$2,164	$2,024
Accumulated benefit obligations	2,008	1,914
Fair value of plan assets	1,840	1,659

The following summarizes the projected benefit obligations and funded status for our defined benefit pension and other postretirement plans:

	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Change in benefit obligations:
Benefit obligations at January 1	$2,024	$1,997	$740	$800
Service cost	132	114	25	32
Interest cost	75	73	30	35
Actuarial (gain) loss	150	15	61	(101)
Benefits paid	(217)	(175)	(30)	(26)
Other	—	—	—	—
Benefit obligations at December 31	2,164	2,024	826	740
Change in plan assets:
Fair value of plan assets at January 1	1,659	1,570	—	—
Actual return on plan assets	270	145	—	—
Employer contributions	128	119	30	26
Benefits paid from plan assets	(217)	(175)	(30)	(26)
Fair value of plan assets at December 31	1,840	1,659	—	—
Funded status of plans at December 31	$(324)	$(365)	$(826)	$(740)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(18)	$(18)	$(33)	$(32)
Noncurrent liabilities	(306)	(347)	(793)	(708)
Accrued benefit cost	$(324)	$(365)	$(826)	$(740)
Pretax amounts recognized in accumulated other comprehensive loss:(a)
Net actuarial loss	$537	$645	$80	$17
Prior service credit	(238)	(276)	(3)	(6)

(a)
Amounts exclude those related to LOOP and Explorer, equity method investees with defined benefit pension and postretirement plans for which net losses of $17 million and less than $1 million were recorded in accumulated other comprehensive loss in 2017, reflecting our ownership share.

Components of net periodic benefit cost and other comprehensive loss – The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive loss for our defined benefit pension and other postretirement plans.

	Pension Benefits			Other Benefits
(In millions)	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$132	$114	$101	$25	$32	$31
Interest cost	75	73	71	30	35	32
Expected return on plan assets	(100)	(98)	(98)	—	—	—
Amortization – prior service credit	(39)	(46)	(46)	(3)	(3)	(4)
– actuarial loss	36	38	51	(2)	2	8
– settlement loss	52	7	4	—	—	—
Net periodic benefit cost(a)	$156	$88	$83	$50	$66	$67
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (pretax):
Actuarial (gain) loss	$(20)	$(33)	$69	$61	$(101)	$(63)
Prior service cost(b)	—	—	—	—	—	13
Amortization of actuarial loss	(88)	(45)	(55)	2	(2)	(8)
Amortization of prior service cost	39	46	46	3	3	4
Other	—	—	—	—	—	—
Total recognized in other comprehensive loss	$(69)	$(32)	$60	$66	$(100)	$(54)
Total recognized in net periodic benefit cost and other comprehensive loss	$87	$56	$143	$116	$(34)	$13

(a)	Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.

(b)	Includes adjustments related to the MarkWest Merger in 2015.
Lump sum payments to employees retiring in 2017, 2016 and 2015 exceeded the plan’s total service and interest costs expected for those years. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, pension settlement expenses were recorded in 2017, 2016 and 2015 related to our cumulative lump sum payments made during those years.
The estimated net actuarial loss and prior service credit for our defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 are $36 million and $33 million, respectively. The estimated net actuarial loss and prior service credit for our other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 is less than $1 million and $3 million, respectively.
Plan assumptions – The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2017, 2016 and 2015.

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.55%	3.90%	4.00%	3.70%	4.25%	4.50%
Rate of compensation increase	5.00%	5.00%	3.70%	5.00%	5.00%	3.70%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.85%	3.80%	3.70%	4.25%	4.50%	4.30%
Expected long-term return on plan assets	6.50%	6.50%	6.75%	—%	—%	—%
Rate of compensation increase	5.00%	5.00%	3.70%	5.00%	5.00%	3.70%

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
Assumed health care cost trend
The following summarizes the assumed health care cost trend rates.

	December 31,
	2017	2016	2015
Health care cost trend rate assumed for the following year:
Medical: Pre-65	6.75%	7.00%	7.50%
Prescription drugs	8.75%	9.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate):
Medical: Pre-65	4.50%	4.50%	5.00%
Prescription drugs	4.50%	4.50%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical: Pre-65	2026	2026	2021
Prescription drugs	2026	2026	2021

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
Assumed health care cost trend rates have a significant effect on the amounts reported for defined benefit retiree health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
(In millions)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on other postretirement benefit obligations	38	(33)
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
The investment goals are implemented to manage the plans’ funded status volatility and minimize future cash contributions. The asset allocation strategy will change over time in response to changes primarily in funded status, which is dictated by current and anticipated market conditions, the independent actions of our investment committee, required cash flows to and from the plans and other factors deemed appropriate. Such changes in asset allocation are intended to allocate additional assets to the fixed income asset class should the funded status improve. The fixed income asset class shall be invested in such a manner that its interest rate sensitivity correlates highly with that of the plans’ liabilities. Other asset classes are intended to provide additional return with associated higher levels of risk. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies. At December 31, 2017, the primary plan’s targeted asset allocation was 51 percent equity, private equity, real estate, and timber securities and 49 percent fixed income securities.

Fair value measurements
Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset category at December 31, 2017 and 2016.
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
The following tables present the fair values of our defined benefit pension plans’ assets, by level within the fair value hierarchy, as of December 31, 2017 and 2016.

	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$14	$—	$14
Equity:
Common stocks	36	—	—	36
Mutual funds	227	—	—	227
Pooled funds	—	507	—	507
Fixed income:
Corporate	—	673	1	674
Government	—	98	—	98
Pooled funds	—	176	—	176
Private equity	—	—	51	51
Real estate	—	—	34	34
Other	2	2	19	23
Total investments, at fair value	$265	$1,470	$105	$1,840

	December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$24	$—	$24
Equity:
Common stocks	71	—	—	71
Mutual funds	160	—	—	160
Pooled funds	—	451	—	451
Fixed income:
Corporate	—	570	—	570
Government	—	90	—	90
Pooled funds	—	173	—	173
Private equity	—	—	60	60
Real estate	—	—	39	39
Other	2	—	19	21
Total investments, at fair value	$233	$1,308	$118	$1,659

The following is a reconciliation of the beginning and ending balances recorded for plan assets classified as Level 3 in the fair value hierarchy:

	2017
(In millions)	Private Equity	Real Estate	Other	Total
Beginning balance	$60	$39	$19	$118
Actual return on plan assets:
Realized	11	3	—	14
Unrealized	(1)	—	1	—
Purchases	2	1	1	4
Sales	(21)	(9)	(1)	(31)
Ending balance	$51	$34	$20	$105

	2016
(In millions)	Private Equity	Real Estate	Other	Total
Beginning balance	$62	$50	$19	$131
Actual return on plan assets:
Realized	8	5	—	13
Unrealized	2	(3)	—	(1)
Purchases	2	1	—	3
Sales	(14)	(14)	—	(28)
Ending balance	$60	$39	$19	$118
Cash Flows
Contributions to defined benefit plans – Our funding policy with respect to the funded pension plans is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional, discretionary, amounts from time to time as determined appropriate by management. In 2017, we made pension contributions totaling $128 million. We have no required funding for 2018, but may make voluntary contributions at our discretion. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are estimated to be approximately $18 million and $33 million, respectively, in 2018.

Estimated future benefit payments – The following gross benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated.

(In millions)	Pension Benefits	Other Benefits
2018	$176	$33
2019	183	36
2020	161	38
2021	161	41
2022	158	42
2023 through 2027	790	229
Contributions to defined contribution plans – We also contribute to several defined contribution plans for eligible employees. Contributions to these plans totaled $116 million, $113 million and $94 million in 2017, 2016 and 2015, respectively.
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
Our participation in this plan for 2017, 2016 and 2015 is outlined in the table below. The “EIN” column provides the Employee Identification Number for the plan. The most recent Pension Protection Act zone status available in 2017 and 2016 is for the plan’s year ended December 31, 2016 and December 31, 2015, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates a financial improvement plan or a rehabilitation plan has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. There have been no significant changes that affect the comparability of 2017, 2016 and 2015 contributions. Our portion of the contributions does not make up more than five percent of total contributions to the plan.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	MPC Contributions (In millions)			Surcharge Imposed	Expiration Date of Collective – Bargaining Agreement
Pension Fund	EIN	2017	2016		2017	2016	2015
Central States, Southeast and Southwest Areas Pension Plan(a)	366044243	Red	Red	Implemented	$4	$4	$4	No	January 31, 2019

(a)	This agreement has a minimum contribution requirement of $315 per week per employee for 2018. A total of 282 employees participated in the plan as of December 31, 2017.
Multiemployer Health and Welfare Plan
We contribute to one multiemployer health and welfare plan that covers both active employees and retirees. Through the health and welfare plan employees receive medical, dental, vision, prescription and disability coverage. Our contributions to this plan totaled $7 million, $6 million and $7 million for 2017, 2016 and 2015, respectively.

23.	Stock-Based Compensation Plans
Description of the Plans
Effective April 26, 2012, our employees and non-employee directors became eligible to receive equity awards under the Amended and Restated Marathon Petroleum Corporation 2012 Incentive Compensation Plan (“MPC 2012 Plan”). The MPC 2012 Plan authorizes the Compensation Committee of our board of directors (“Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards and performance awards to our employees and non-employee directors. Under the MPC 2012 Plan, no more than 50 million shares of our common stock may be delivered and no more than 20 million shares of our common stock may be the subject of awards that are not stock options or stock appreciation rights. In the sole discretion of the Committee, 20 million shares of our common stock may be granted as incentive stock options. Shares issued as a result of awards granted under these plans are funded through the issuance of new MPC common shares.
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
Stock Options – We grant stock options to certain officer and non-officer employees. All of the stock options granted in 2017 fell under the MPC 2012 Plan. Stock options awarded under the MPC 2011 Plan and the MPC 2012 Plan represent the right to purchase shares of our common stock at its fair market value, which is the closing price of MPC’s common stock on the date of grant. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of three years. We use the Black Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.
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

Total Stock-Based Compensation Expense
The following table reflects activity related to our stock-based compensation arrangements:

(In millions)	2017	2016	2015
Stock-based compensation expense	$51	$45	$42
Tax benefit recognized on stock-based compensation expense	19	17	16
Cash received by MPC upon exercise of stock option awards	46	10	33
Tax benefit received for tax deductions for stock awards exercised	25	4	26
Stock Option Awards
The Black Scholes option-pricing model values used to value stock option awards granted were determined based on the following weighted average assumptions:

	2017	2016	2015
Weighted average exercise price per share	$50.57	$35.27	$50.85
Expected life in years	6.3	6.2	6.0
Expected volatility	35%	38%	33%
Expected dividend yield	3.0%	3.0%	2.0%
Risk-free interest rate	2.1%	1.4%	1.7%
Weighted average grant date fair value of stock option awards granted	$13.42	$9.84	$13.44
The expected life of stock options granted is based on historical data and represents the period of time that options granted are expected to be held prior to exercise. The 2017 assumption for expected volatility of our stock price reflects a weighting of 50 percent of our common stock implied volatility and 50 percent of our common stock historical volatility. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The following is a summary of our common stock option activity in 2017:

	Number of of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	9,531,440	$28.93
Granted	1,214,112	50.57
Exercised	(2,201,768)	21.88
Forfeited, canceled or expired	(78,386)	41.97
Outstanding at December 31, 2017	8,465,398	33.74
Vested and expected to vest at December 31, 2017	8,445,963	33.71	5.5	$273
Exercisable at December 31, 2017	5,992,586	29.16	4.4	221
The intrinsic value of options exercised by MPC employees during 2017, 2016 and 2015 was $75 million, $14 million and $60 million, respectively.
As of December 31, 2017, unrecognized compensation cost related to stock option awards was $9 million, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Awards
The following is a summary of restricted stock award activity of our common stock in 2017:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,250,343	$41.51	361,117	$28.26
Granted	579,122	50.25	36,345	53.19
RS’s Vested/RSU’s Issued	(547,927)	42.54	(98,548)	29.49
Forfeited	(92,876)	44.32	(13,750)	50.20
Outstanding at December 31, 2017	1,188,662	45.07	285,164	29.95
Of the 285,164 restricted stock units outstanding, 280,850 are vested and have a weighted average grant date fair value of $29.72. These vested but unissued units are held by our non-employee directors and certain officers, are non-forfeitable and are issuable upon the director’s departure from our board of directors or officers end of employment with the company.
The following is a summary of the values related to restricted stock and restricted stock unit awards held by MPC employees and non-employee directors:

	Restricted Stock		Restricted Stock Units
	Intrinsic Value of Awards Vested During the Period (in millions)	Weighted Average Grant Date Fair Value of Awards Granted During the Period	Intrinsic Value of Awards Vested During the Period (in millions)	Weighted Average Grant Date Fair Value of Awards Granted During the Period
2017	$28	$50.25	$5	$53.19
2016	17	36.17	8	40.85
2015	27	50.64	21	49.87
As of December 31, 2017, unrecognized compensation cost related to restricted stock awards was $34 million, which is expected to be recognized over a weighted average period of 1.3 years. There was no material unrecognized compensation cost related to restricted stock unit awards.
Performance Unit Awards
The following table presents a summary of the 2017 activity for performance unit awards to be settled in shares:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	6,255,178	$0.78
Granted	2,584,750	0.92
Exercised	(1,854,728)	0.85
Canceled	(133,658)	0.82
Outstanding at December 31, 2017	6,851,542	0.81
The number of shares that would be issued upon target vesting, using the closing price of our common stock on December 29, 2017 would be 103,843 shares.
As of December 31, 2017, unrecognized compensation cost related to equity-classified performance unit awards was $2 million, which is expected to be recognized over a weighted average period of 1.1 years.

Performance units to be settled in MPC shares have a grant date fair value calculated using a Monte Carlo valuation model, which requires the input of subjective assumptions. The following table provides a summary of these assumptions:

	2017	2016	2015
Risk-free interest rate	1.5%	1.0%	1.0%
Look-back period (in years)	2.8	2.8	2.8
Expected volatility	36.1%	34.2%	30.4%
Grant date fair value of performance units granted	$0.92	$0.57	$0.95
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
The MPLX 2012 Incentive Compensation Plan (“MPLX Plan”) permits various types of equity awards including but not limited to grants of phantom units and performance units. Awards granted under the MPLX Plan will be settled with MPLX units. Total unit-based compensation expense for awards settling in MPLX LP common units was $18 million in 2017, $10 million in 2016 and $4 million in 2015. Additionally, approximately $15 million was included in the total MarkWest purchase price in 2015, representing MPLX LP unit-based compensation awards granted in connection with the MarkWest Merger.

24.	Leases

Lessee
We lease a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, storage facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. Future minimum commitments as of December 31, 2017, for capital lease obligations and for operating lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Capital Lease Obligations	Operating Lease Obligations
2018	$50	$255
2019	49	224
2020	54	205
2021	49	177
2022	49	152
Later years	265	463
Total minimum lease payments	516	$1,476
Less imputed interest costs	152
Present value of net minimum lease payments	$364
Operating lease rental expense was:

(In millions)	2017	2016	2015
Rental expense	$301	$327	$331

Lessor
MPLX has certain natural gas gathering, transportation and processing agreements in which it is considered to be the lessor under several implicit operating lease arrangements in accordance with U.S. GAAP. MPLX’s primary implicit lease operations relate to a natural gas gathering agreement in the Marcellus region for which it earns a fixed-fee for providing gathering services to a single producer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. The primary term of the natural gas gathering arrangement expires in 2023 and will continue thereafter on a year to year basis until terminated by either party. Other significant implicit leases relate to a natural gas processing agreement in the Marcellus region and a natural gas processing agreement in the Southern Appalachia region for which MPLX earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. The primary term of these natural gas processing agreements expire during 2023 and 2032.
Our revenue from implicit lease arrangements, excluding executory costs, totaled approximately $218 million, $246 million and $16 million in 2017, 2016 and 2015, respectively. The implicit lease arrangements related to the processing facilities contain contingent rental provisions whereby we receive additional fees if the producer customer exceeds the monthly minimum processed volumes. During the year ended December 31, 2017, we received $9 million in contingent lease payments and $7 million for the year ended December 31, 2016. The following is a schedule of minimum future rentals on the non‑cancellable operating leases as of December 31, 2017:

(In millions)
2018	$194
2019	194
2020	193
2021	181
2022	172
Later years	320
Total minimum lease payments	$1,254
The following schedule summarizes our investment in assets held for operating lease by major classes as of December 31, 2017:

(In millions)
Natural gas gathering and NGL transportation pipelines and facilities	$735
Natural gas processing facilities	644
Construction in progress	50
Property, plant and equipment	1,429
Less accumulated depreciation	153
Total property, plant and equipment	$1,276

25.	Commitments and Contingencies
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

At December 31, 2017 and 2016, accrued liabilities for remediation totaled $114 million and $132 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $45 million and $58 million at December 31, 2017 and 2016, respectively.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
MarkWest Environmental Proceeding – In July 2015, representatives from the EPA and the United States Department of Justice conducted a search at a pipeline launcher/receiver site of MarkWest Liberty Midstream & Resources, L.L.C., a wholly owned subsidiary of MPLX (“MarkWest Liberty Midstream”), utilized for pipeline maintenance operations in Washington County, Pennsylvania pursuant to a search warrant. The criminal investigation ended without any charges against MarkWest Liberty Midstream. With respect to the civil enforcement allegations associated with permitting or other related regulatory obligations for its launcher/receiver and compressor station facilities in the region, MarkWest Liberty Midstream and its affiliates have agreed in principle to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million.
Other Lawsuits - MPLX, MarkWest, MarkWest Liberty Midstream, MarkWest Liberty Bluestone, L.L.C., Ohio Fractionation and MarkWest Utica EMG (collectively, the “MPLX Parties”) are parties to various lawsuits with Bilfinger Westcon, Inc. (“Westcon”) that were instituted in 2016 and 2017 in the Court of Common Pleas in Butler County, Pennsylvania, the Circuit Court in Wetzel County, West Virginia, and the Court of Common Pleas in Harrison County, Ohio. The lawsuits relate to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania, West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. With respect to work performed by Westcon at the Mobley and Bluestone processing complexes, one or more of the MPLX Parties have asserted breach of contract, fraud, and with respect to work performed at the Mobley processing complex, MarkWest Liberty Midstream has also asserted negligent misrepresentation claims against Westcon. Weston has also asserted claims against one or more of the MPLX Parties regarding these construction projects for breach of contract, unjust enrichment, promissory estoppel, fraud and constructive fraud, tortious interference with contractual relations, and civil conspiracy. The MPLX Parties seek in excess of $10 million, plus an unspecified amount of punitive damages. Westcon seeks in excess of $40 million, plus an unspecified amount of punitive damages. While the ultimate outcome and impact cannot be predicted with certainty, and management is not able to provide a reasonable estimate of the potential loss or range of loss, if any, for these claims, we believe the resolution of these claims will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
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
Guarantees related to indebtedness of equity method investees – MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $160 million as of December 31, 2017.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $25 million as of December 31, 2017.
In connection with our 50 percent ownership in Crowley Ocean Partners, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment-grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment-grade company on certain defined commercial terms. As of December 31, 2017, our maximum potential undiscounted payments under this agreement for debt principal totaled $163 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment-grade customer for the entity’s three vessels as well as other financial support in certain circumstances. The maximum exposure under these arrangements is 50 percent of the amount of the debt, which was $135 million as of December 31, 2017.
Marathon Oil indemnifications – In conjunction with the Spinoff, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of December 31, 2017, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the RM&T Business operations prior to the Spinoff which are not already reflected in the unrecognized tax benefits described in Note 12, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect the Spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.
Other guarantees – We have entered into other guarantees with maximum potential undiscounted payments totaling $93 million as of December 31, 2017, which consist primarily of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.

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
Contractual commitments and contingencies – At December 31, 2017 and 2016, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $484 million and $487 million. The contractual commitments at December 31, 2016 included the $131 million contingent consideration associated with the acquisition of the Galveston Bay Refinery and Related Assets. See Note 17 for additional information on the contingent consideration.
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

26.	Subsequent Events
On February 1, 2018, we contributed our refining logistics assets and fuels distribution services to MPLX in exchange for $4.1 billion in cash and approximately 114 million newly issued MPLX units. MPLX financed the cash portion of the transaction with its $4.1 billion 364-day term loan facility, which was entered into on January 2, 2018. Immediately following the dropdown, our IDRs were cancelled and our general partner economic interest was converted into a general partner non-economic interest, all in exchange for 275 million newly issued MPLX common units. We continue to control MPLX through our ownership of the general partner non-economic interest in MPLX and own approximately 64 percent of the outstanding MPLX common units as of February 1, 2018. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
On February 5, 2018, we announced our intent to redeem all of the $600 million outstanding aggregate principal amount of our 2.700 percent senior notes due on December 14, 2018. The 2018 senior notes will be redeemed on March 15, 2018, at a price equal to par plus a make whole premium, plus accrued and unpaid interest. The make whole premium will be calculated based on the market yield of the applicable treasury issue as of the redemption date as determined in accordance with the indenture governing the 2018 senior notes. Based on current treasury yields, we expect the make whole premium on the 2018 senior notes, excluding accrued and unpaid interest, to be less than $3.0 million or 0.50 percent of the face value of the notes.
On February 8, 2018, MPLX issued $5.5 billion in aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.000 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.500 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.700 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.900 percent unsecured senior notes due April 2058.
On February 8, 2018, $4.1 billion of the net proceeds were used to repay the 364-day term-loan facility, which was drawn on February 1, 2018 to fund the cash portion of the consideration MPLX paid MPC for the dropdown of assets on February 1, 2018. The remaining proceeds will be used to repay outstanding borrowings under MPLX’s revolving credit facility and intercompany loan agreement with us and for general partnership purposes.

Selected Quarterly Financial Data (Unaudited)

	2017				2016
(In millions, except per share data)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.(a)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$16,288	$18,180	$19,210	$21,055	$12,755	$16,811	$16,618	$17,155
Income from operations	292	982	1,576	1,119	75	1,315	435	553
Net income (loss)	101	574	1,004	2,125	(78)	783	219	289
Net income attributable to MPC	30	483	903	2,016	1	801	145	227

Net income attributable to MPC per share:
Basic	$0.06	$0.94	$1.79	$4.13	$0.003	$1.51	$0.28	$0.43
Diluted	0.06	0.93	1.77	4.09	0.003	1.51	0.27	0.43
Dividends paid per share	0.36	0.36	0.40	0.40	0.32	0.32	0.36	0.36

(a)
During the fourth quarter of 2017, we recorded a tax benefit of approximately $1.5 billion as a result of remeasuring certain deferred tax liabilities using the lower corporate tax rate enacted under the TCJA.

Supplementary Statistics (Unaudited)

(In millions)	2017	2016	2015
Income from Operations by segment
Refining & Marketing(a)(b)	$2,321	$1,357	$3,997
Speedway(b)	732	734	673
Midstream(a)	1,339	1,048	463
Items not allocated to segments:
Corporate and other unallocated items(a)	(365)	(268)	(293)
Pension settlement expenses	(52)	(7)	(4)
Litigation	(29)	—	—
Impairment(c)	23	(486)	(144)
Income from operations	$3,969	$2,378	$4,692
Capital Expenditures and Investments(d)
Refining & Marketing(a)	$832	$1,054	$1,045
Speedway	381	303	501
Midstream(a)(e)	2,505	1,568	14,545
Corporate and Other(f)	138	144	192
Total	$3,856	$3,069	$16,283

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

(c)
2017 includes MPC’s share of gains related to the sale of assets remaining from the Sandpiper pipeline project. 2016 relates to impairments of goodwill and equity method investments. 2015 relates to the cancellation of the Residual Oil Upgrader Expansion project. See Notes 16 and 17 to the audited consolidated financial statements.

(d)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(e)
2017 includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system. 2015 includes $13.85 billion for the MarkWest Merger.

(f)	Includes capitalized interest of $55 million, $63 million and $37 million for 2017, 2016 and 2015, respectively.

Supplementary Statistics (Unaudited)

	2017	2016	2015
MPC Consolidated Refined Product Sales Volumes (mbpd)(a)	2,311	2,269	2,301
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (mbpd)(b)	2,301	2,259	2,289
Refining & Marketing margin (dollars per barrel)(c)	$12.60	$11.16	$15.16
Crude oil capacity utilization percent(d)	97	95	99
Refinery throughputs (mbpd):(e)
Crude oil refined	1,765	1,699	1,711
Other charge and blendstocks	179	151	177
Total	1,944	1,850	1,888
Sour crude oil throughput percent	59	60	55
WTI-priced crude oil throughput percent	21	19	20
Refined product yields (mbpd):(e)
Gasoline	932	900	913
Distillates	641	617	603
Propane	36	35	36
Feedstocks and special products	277	241	281
Heavy fuel oil	37	32	31
Asphalt	63	58	55
Total	1,986	1,883	1,919
Refinery direct operating costs (dollars per barrel):(f)
Planned turnaround and major maintenance	$1.72	$1.83	$1.13
Depreciation and amortization	1.43	1.47	1.39
Other manufacturing(g)	4.07	4.09	4.15
Total	$7.22	$7.39	$6.67
Refining & Marketing Operating Statistics By Region – Gulf Coast
Refinery throughputs (mbpd):(h)
Crude oil refined	1,070	1,039	1,060
Other charge and blendstocks	224	195	184
Total	1,294	1,234	1,244
Sour crude oil throughput percent	71	73	68
WTI-priced crude oil throughput percent	11	8	6
Refined product yields (mbpd):(h)
Gasoline	546	514	534
Distillates	405	399	392
Propane	26	26	26
Feedstocks and special products	311	286	286
Heavy fuel oil	25	21	15
Asphalt	17	15	16
Total	1,330	1,261	1,269
Refinery direct operating costs (dollars per barrel):(f)
Planned turnaround and major maintenance	$1.75	$2.09	$0.81
Depreciation and amortization	1.12	1.14	1.09
Other manufacturing(g)	3.74	3.70	3.88
Total	$6.61	$6.93	$5.78

Supplementary Statistics (Unaudited)
	2017	2016	2015
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (mbpd):(h)
Crude oil refined	695	660	651
Other charge and blendstocks	33	39	39
Total	728	699	690
Sour crude oil throughput percent	40	40	34
WTI-priced crude oil throughput percent	37	38	43
Refined product yields (mbpd):(h)
Gasoline	386	386	379
Distillates	236	218	211
Propane	11	11	12
Feedstocks and special products	42	35	38
Heavy fuel oil	13	12	17
Asphalt	46	43	39
Total	734	705	696
Refinery direct operating costs (dollars per barrel):(f)
Planned turnaround and major maintenance	$1.48	$1.15	$1.64
Depreciation and amortization	1.81	1.88	1.83
Other manufacturing(g)	4.26	4.29	4.36
Total	$7.55	$7.32	$7.83
Speedway Operating Statistics(i)
Convenience stores at period-end	2,744	2,733	2,766
Gasoline and distillate sales (millions of gallons)	5,799	6,094	6,038
Gasoline & distillate margin (dollars per gallon)(j)	$0.1738	$0.1656	$0.1823
Merchandise sales (in millions)	$4,893	$5,007	$4,879
Merchandise margin (in millions)	$1,402	$1,435	$1,368
Merchandise margin percent	28.7%	28.7%	28.0%
Same store gasoline sales volume (period over period)	(1.3)%	(0.4)%	(0.3)%
Same store merchandise sales (period over period)(k)	1.2%	3.2%	4.1%
Midstream Operating Statistics
Crude oil and refined product pipeline throughputs (mbpd)(l)	3,377	2,948	2,829
Terminal throughput (mbpd)(m)	1,477	1,505	—
Gathering system throughput (MMcf/d)(n)	3,608	3,275	3,075
Natural gas processed (MMcf/d)(n)	6,460	5,761	5,468
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)(n)	394	335	307

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail customers.

(b)	Includes intersegment sales.

(c)
Excludes LCM inventory valuation adjustments. Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs. Comparable prior period information for R&M margin has been recast in connection with the contribution of certain pipeline assets to MPLX on March 1, 2017.

(d)	Based on calendar day capacity, which is an annual average that includes downtime for planned maintenance and other normal operating activities.

(e)	Excludes inter-refinery volumes of 78 mbpd, 83 mbpd and 46 mbpd for 2017, 2016 and 2015, respectively.

(f)	Per barrel of total refinery throughputs.

(g)	Includes utilities, labor, routine maintenance and other operating costs.

(h)	Includes inter-refinery transfer volumes.

(i)	2017 operating statistics do not reflect any information for the 41 travel centers contributed to PFJ Southeast, whereas they are reflected in prior years.

(j)
Excludes LCM inventory valuation adjustments. The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(k)	Excludes cigarettes.

(l)	Includes common-carrier pipelines and private pipelines contributed to MPLX, excluding equity method investments.

(m)	Includes the results of the terminal assets contributed to MPLX from the date the assets became a business, April 1, 2016.

(n)	Includes the results of the MarkWest assets beginning on the Dec. 4, 2015 acquisition date. Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See Item 8. Financial Statements and Supplementary Data – Management’s Report on Internal Control over Financial Reporting and – Report of Independent Registered Public Accounting Firm, which reports are incorporated herein by reference.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information concerning our directors required by this item is incorporated by reference to the material appearing under the sub-heading “Proposal No. 1 – Election of Class I Directors” located under the heading “Proposals of the Board” in our Proxy Statement for the 2018 Annual Meeting of Shareholders. Information concerning our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K.
Our board of directors has established the Audit Committee and determined our “Audit Committee Financial Experts.” The related information required by this item is incorporated by reference to the material appearing under the sub-headings “The Board of Directors” and “Audit Committee Financial Expert” located under the heading “The Board of Directors and Corporate Governance” in our Proxy Statement for the 2018 Annual Meeting of Shareholders.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation
Information required by this item is incorporated by reference to the material appearing under the headings “Compensation Discussion and Analysis,” “Compensation-Based Risk Assessment,” “Ratio of Annual Compensation for the CEO to our Median Employee,” and “Executive Compensation;” under the sub-headings “Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” located under the heading “The Board of Directors and Corporate Governance;” and under the headings “Compensation of Directors” and “Compensation Committee Report” in our Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our Proxy Statement for the 2018 Annual Meeting of Shareholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2017 with respect to shares of our common stock that may be issued under the MPC 2012 Plan and the MPC 2011 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans(c)
Equity compensation plans approved by stockholders	8,958,247	$33.74	41,355,420
Equity compensation plan not approved by stockholders	—	—	—
Total	8,958,247	N/A	41,355,420

 (a) Includes the following:

1)	8,465,398 stock options granted pursuant to the MPC 2012 Plan and the MPC 2011 Plan and not forfeited, cancelled or expired as of December 31, 2017.

2)	285,164 restricted stock units granted pursuant to the MPC 2012 Plan and the MPC 2011 Plan for shares unissued and not forfeited, cancelled or expired as of December 31, 2017.

3)
207,685 shares as the maximum potential number of shares that could be issued in settlement of performance units outstanding as of December 31, 2017 pursuant to the MPC 2012 Plan, based on the closing price of our common stock on December 29, 2017 of $65.98 per share. The number of shares reported for this award vehicle may overstate dilution. See Note 23 for more information on performance unit awards granted under the MPC 2012 Plan.

In addition to the awards reported above, 1,188,662 shares of restricted stock have been issued pursuant to the MPC 2012 Plan and were outstanding as of December 31, 2017.

(b)	Restricted stock, restricted stock units and performance units are not taken into account in the weighted-average exercise price as such awards have no exercise price.

(c)
Reflects the shares available for issuance pursuant to the MPC 2012 Plan. All granting authority under the MPC 2011 Plan was revoked following the approval of the MPC 2012 Plan by shareholders on April 25, 2012. No more than 16,688,380 of the shares reported in this column may be issued for awards other than stock options or stock appreciation rights. The number of shares reported in this column assumes 207,685 as the maximum potential number of shares that could be issued pursuant to the MPC 2012 Plan in settlement of performance units outstanding as of December 31, 2017, based on the closing price of our common stock on December 29, 2017, of $65.98 per share. The number of shares assumed for this award vehicle may understate the number of shares available for issuance pursuant to the MPC 2012 Plan. See Note 23 for more information on performance unit awards granted pursuant to the MPC 2012 Plan. Shares related to grants made pursuant to the MPC 2012 Plan that are forfeited, cancelled or expire unexercised become immediately available for issuance under the MPC 2012 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Person Transactions,” and under the sub-heading “Board and Committee Independence” under the heading “The Board of Directors and Corporate Governance” in our Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to the material appearing under the heading “Independent Registered Public Accounting Firm’s Fees, Services and Independence” in our Proxy Statement for the 2018 Annual Meeting of Shareholders.

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
3.    Exhibits:

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1 †	Separation and Distribution Agreement, dated as of May 25, 2011, among Marathon Oil Corporation, Marathon Oil Company and Marathon Petroleum Corporation	10	2.1	5/26/2011	001-35054
2.2 †	Purchase and Sale Agreement, dated as of October 7, 2012, by and among BP Products North America Inc. and BP Pipelines (North America) Inc., as the Sellers and Marathon Petroleum Company LP, as the Buyer	8-K	2.1	10/9/2012	001-35054
2.3 †	Purchase Agreement by and between Speedway LLC and Hess Corporation, dated as of May 21, 2014	8-K	2.1	5/27/2014	001-35054
2.4 †	Amendment No. 1 effective as of September 30, 2014, to the Purchase Agreement by and between Speedway LLC and Hess Corporation, dated as of May 21, 2014	8-K	2.2	10/6/2014	001-35054
2.5 †	Agreement and Plan of Merger, dated as of July 11, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and, for certain limited purposes set forth therein, Marathon Petroleum Corporation.	8-K	2.1	7/16/2015	001-35054
2.6	Amendment to Agreement and Plan of Merger, dated as of November 10, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and Marathon Petroleum Corporation.	8-K	2.1	11/12/2015	001-35054
2.7	Amendment Number 2 to Agreement and Plan of Merger, dated as of November 16, 2015, by and among MPLX LP, Sapphire Holdco LLC, MPLX GP LLC, MarkWest Energy Partners, L.P. and Marathon Petroleum Corporation.	8-K	2.1	11/17/2015	001-35054
3	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation	8-K	3.1	2/1/2018	001-35054
4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture dated as of February 1, 2011 between Marathon Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	10	4.1	5/26/2011	001-35054
4.2	Form of the terms of the 3 1/2% Senior Notes due 2016, 5 1/8% Senior Notes due 2021 and 6 1/2% Senior Notes due 2041 of Marathon Petroleum Corporation (including Form of Notes)	10	4.2	5/26/2011	001-35054
4.3	First Supplemental Indenture, dated as of September 5, 2014, by and between Marathon Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including Form of Notes)	10-Q	4.1	11/3/2014	001-35054

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
4.4	Second Supplemental Indenture, dated as of December 14, 2015, by and between Marathon Petroleum Corporation and the Bank of New York Mellon Trust Company, N.A., as trustee (including Form of Notes)	8-K	4.1	12/14/2015	001-35054
4.5	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.6	First Supplemental Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Notes)	8-K	4.2	2/12/2015	001-35714
4.7	Second Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.2	12/22/2015	001-35714
4.8	Third Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.3	12/22/2015	001-35714
4.9	Fourth Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.4	12/22/2015	001-35714
4.10	Fifth Supplemental Indenture, dated as of December 22, 2015, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.5	12/22/2015	001-35714
4.11	Sixth Supplemental Indenture, dated as of February 10, 2017, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.1	2/10/2017	001-35714
4.12	Seventh Supplemental Indenture, dated as of February 10, 2017, by and between MPLX LP and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.2	2/10/2017	001-35714
4.13	Eighth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Note)	8-K	4.1	2/8/2018	001-35714
4.14	Ninth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Note)	8-K	4.2	2/8/2018	001-35714
4.15	Tenth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Note)	8-K	4.3	2/8/2018	001-35714
4.16	Eleventh Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Note)	8-K	4.4	2/8/2018	001-35714
4.17	Twelfth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Note)	8-K	4.5	2/8/2018	001-35714
10	Material Contracts
10.1	Tax Sharing Agreement dated as of May 25, 2011 by and among Marathon Oil Corporation, Marathon Petroleum Corporation and MPC Investment LLC	10	10.1	5/26/2011	001-35054
10.2	Employee Matters Agreement dated as of May 25, 2011 by and between Marathon Oil Corporation and Marathon Petroleum Corporation	10	10.2	5/26/2011	001-35054
10.3	Amendment to Employee Matters Agreement, dated as of June 30, 2011 by and between Marathon Oil Corporation and Marathon Petroleum Corporation	8-K	10.1	7/1/2011	001-35054

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.4	Receivables Purchase Agreement, dated as of December 18, 2013, by and among MPC Trade Receivables Company, LLC, Marathon Petroleum Company LP, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent and sole lead arranger, certain committed purchasers and conduit purchasers that are parties thereto from time to time and certain other parties thereto from time to time as managing agents and letter of credit issuers.	8-K	10.1	12/23/2013	001-35054
10.5	Second Amended and Restated Receivables Sale Agreement, dated as of December 18, 2013, by and between Marathon Petroleum Company LP and MPC Trade Receivables Company LLC	8-K	10.2	12/23/2013	001-35054
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
		8-K	10.2	7/26/2016	001-35054
10.8	Contribution, Conveyance and Assumption Agreement, dated as of October 31, 2012, among MPLX LP, MPLX GP LLC, MPLX Operations LLC, MPC Investment LLC, MPLX Logistics Holdings LLC, Marathon Pipe Line LLC, MPL Investment LLC, MPLX Pipe Line Holdings LP and Ohio River Pipe Line LLC.	8-K	10.1	11/6/2012	001-35054
10.9	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC.	8-K	10.2	11/6/2012	001-35054
10.10 *	Marathon Petroleum Corporation Second Amended and Restated 2011 Incentive Compensation Plan	S-3	4.3	12/7/2011	333-175286
10.11 *	Marathon Petroleum Corporation Policy for Recoupment of Annual Cash Bonus Amounts	10-K	10.10	2/29/2012	001-35054
10.12 *	Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors	10-K	10.13	2/28/2013	001-35054
10.13 *	Marathon Petroleum Amended and Restated Excess Benefit Plan	10-K	10.14	2/24/2017	001-35054

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.14 *	Marathon Petroleum Amended and Restated Deferred Compensation Plan	10-K	10.13	2/29/2012	001-35054
10.15 *	Marathon Petroleum Corporation Executive Tax, Estate, and Financial Planning Program	10-K	10.14	2/29/2012	001-35054
10.16 *	Speedway Excess Benefit Plan	10-K	10.15	2/29/2012	001-35054
10.17 *	Speedway Deferred Compensation Plan	10-K	10.16	2/29/2012	001-35054
10.18 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan Nonqualified Stock Option Award Agreement – Section 16 Officer	8-K	10.6	7/7/2011	001-35054
10.19 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Nonqualified Stock Option Award Agreement – Section 16 Officer	8-K	10.2	12/7/2011	001-35054
10.20 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Unit Award Agreement – Non-Employee Director	10-K	10.22	2/29/2012	001-35054
10.21 *	Marathon Petroleum Corporation Amended and Restated Executive Change in Control Severance Benefits Plan					X
10.22 *	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement – Officer	10-Q	10.4	5/9/2012	001-35054
10.23 *	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement – Officer	10-Q	10.5	5/9/2012	001-35054
10.24 *	Amended and Restated Marathon Petroleum Corporation 2012 Incentive Compensation Plan	10-Q	10.1	5/1/2017	001-35054
10.25 *	Marathon Petroleum Annual Cash Bonus Program	10-K	10.31	2/24/2017	001-35054
10.26 *	MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.32	2/28/2013	001-35054
10.27 *	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement – Officer	10-Q	10.2	5/9/2013	001-35054
10.28 *	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement – Officer	10-Q	10.3	5/9/2013	001-35054
10.29 *	MPLX LP – Form of MPC Officer Phantom Unit Award Agreement	10-Q	10.4	5/9/2013	001-35054
10.30 *	MPLX LP – Form of MPC Officer Performance Unit Award Agreement – 2013-2015 Performance Cycle	10-Q	10.5	5/9/2013	001-35054
10.31 *	First Amendment to the Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan	10-Q	10.1	8/3/2015	001-35054
10.32 *	First Amendment to the Marathon Petroleum Corporation 2012 Incentive Compensation Plan	10-Q	10.2	8/3/2015	001-35054
10.33 *	Form of Modification to Performance Unit Award Agreements for the 2016-2018 and 2017-2019 Performance Cycles					X
10.34 *	Marathon Petroleum Thrift Plan	10-K	10.45	2/24/2017	001-35054
10.35	Loan Agreement, by and between MPLX LP and MPC Investment LLC, dated December 4, 2015	8-K	10.1	12/10/2015	001-35054
10.36	First Amendment to Receivables Purchase Agreement, dated July 20, 2016, by and among MPC Trade Receivables Company LLC, Marathon Petroleum Company LP, The Bank of Tokyo-Mitsubishi UFJ., Ltd., New York Branch, as administrative agent and sole lead arranger, certain committed purchasers and conduit purchasers that are parties thereto from time to time and certain other parties thereto from time to time as managing agents and letter of credit issuers.	8-K	10.3	7/26/2016	001-35054

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.37*	Form of Marathon Petroleum Corporation Performance Unit Award Agreement	10-Q	10.1	5/2/2016	001-35054
10.38*	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement - Officer	10-Q	10.2	5/2/2016	001-35054
10.39*	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement - Officer	10-Q	10.3	5/2/2016	001-35054
10.40*	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.3	5/1/2017	001-35054
10.41*	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.5	5/2/2016	001-35054
10.42*	Form of MPLX LP Performance Unit Award Agreement	10-Q	10.2	5/1/2017	001-35054
10.43*	MPLX LP Executive Change in Control Severance Benefits Plan	10-Q	10.4	10/30/2017	001-35054
10.44
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
10.45
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
10.46
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
		8-K	10.3	7/27/2017	001-35054
10.47	Partnership Interests Restructuring Agreement, dated as of December 15, 2017, among MPLX GP LLC and MPLX LP	8-K	10.1	12/19/2017	001-35054

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.48
Term Loan Agreement, dated as of January 2, 2018, among MPLX LP, as borrower, Mizuho Bank, Ltd., as administrative agent, each of Mizuho Bank, Ltd., Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, as syndication agents, and the other lenders and issuing banks that are parties thereto.
		8-K	10.1	1/4/2018	001-35714
12.1	Computation of Ratio of Earnings to Fixed Charges					X
14.1	Code of Ethics for Senior Financial Officers	10-K	14.1	2/24/2017	001-35054
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of Marathon Petroleum Corporation					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase.					X

†	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2018	MARATHON PETROLEUM CORPORATION

By: /s/ John J. Quaid

John J. Quaid Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 28, 2018 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Gary R. Heminger	Chairman of the Board and Chief Executive Officer (principal executive officer)
Gary R. Heminger

/s/ Timothy T. Griffith	Senior Vice President and Chief Financial Officer (principal financial officer)
Timothy T. Griffith

/s/ John J. Quaid	Vice President and Controller (principal accounting officer)
John J. Quaid

*	Director
Abdulaziz F. Alkhayyal

*	Director
Evan Bayh

*	Director
Charles E. Bunch

*	Director
David A. Daberko

*	Director
Steven A. Davis

*	Director
Donna A. James

*	Director
James E. Rohr

*	Director
Frank M. Semple

*	Director
J. Michael Stice

*	Director
John P. Surma

* The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the registrant, which is being filed herewith on behalf of such directors and officers.

By: /s/ Gary R. Heminger	February 28, 2018

Gary R. Heminger Attorney-in-Fact