Form 10-Q
period 2018-03-31
Marathon Petroleum Corp
filed 2018-04-30
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 461,878,776 shares of Marathon Petroleum Corporation common stock outstanding as of April 26, 2018.

MARATHON PETROLEUM CORPORATION
Form 10-Q
Quarter Ended March 31, 2018

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATB	Articulated tug barges
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
bcf/d	One billion cubic feet per day
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization, a non-GAAP financial measure
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
IDR	Incentive Distribution Right
LCM	Lower of cost or market
LIFO	Last in, first out, an inventory costing method
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
OTC	Over-the-Counter
ppm	Parts per million
RIN	Renewable Identification Number
SEC	United States Securities and Exchange Commission
TCJA	Tax Cuts and Jobs Act
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

Part I – Financial Information
Item 1. Financial Statements
Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Revenues and other income:
Sales and other operating revenues(a)	$18,694	$16,134
Sales to related parties	172	154
Income from equity method investments	86	57
Net gain on disposal of assets	2	5
Other income	30	43
Total revenues and other income	18,984	16,393
Costs and expenses:
Cost of revenues (excludes items below)(a)	17,370	14,946
Purchases from related parties	141	122
Depreciation and amortization	528	536
Selling, general and administrative expenses	402	390
Other taxes	103	108
Total costs and expenses	18,544	16,102
Income from operations	440	291
Net interest and other financial costs	183	149
Income before income taxes	257	142
Provision for income taxes	22	41
Net income	235	101
Less net income attributable to:
Redeemable noncontrolling interest	16	16
Noncontrolling interests	182	55
Net income attributable to MPC	$37	$30
Per Share Data (See Note 8)
Basic:
Net income attributable to MPC per share	$0.08	$0.06
Weighted average shares outstanding	476	525
Diluted:
Net income attributable to MPC per share	$0.08	$0.06
Weighted average shares outstanding	480	530
Dividends paid	$0.46	$0.36

(a)	The 2018 period reflects an election to present certain taxes on a net basis. See Notes 2 and 3 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Net income	$235	$101
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $3 and $3	7	4
Prior service costs, net of tax of ($2) and ($4)	(7)	(7)
Other, net of tax of ($1) and $0	(2)	—
Other comprehensive loss	(2)	(3)
Comprehensive income	233	98
Less comprehensive income attributable to:
Redeemable noncontrolling interest	16	16
Noncontrolling interests	182	55
Comprehensive income attributable to MPC	$35	$27
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (MPLX: $2 and $5, respectively)	$4,653	$3,011
Receivables, less allowance for doubtful accounts of $10 and $11 (MPLX: $322 and $299, respectively)	4,613	4,695
Inventories (MPLX: $64 and $65, respectively)	5,111	5,550
Other current assets (MPLX: $26 and $29, respectively)	148	145
Total current assets	14,525	13,401
Equity method investments (MPLX: $4,033 and $4,010, respectively)	4,817	4,787
Property, plant and equipment, net (MPLX: $13,291 and $12,187, respectively)	26,618	26,443
Goodwill (MPLX: $2,460 and $2,245, respectively)	3,586	3,586
Other noncurrent assets (MPLX: $472 and $479, respectively)	818	830
Total assets	$50,364	$49,047
Liabilities
Current liabilities:
Accounts payable (MPLX: $543 and $621, respectively)	$7,066	$8,297
Payroll and benefits payable (MPLX: $2 and $1, respectively)	337	591
Accrued taxes (MPLX: $34 and $38, respectively)	639	670
Debt due within one year (MPLX: $1 and $1, respectively)	26	624
Other current liabilities (MPLX: $138 and $130, respectively)	304	296
Total current liabilities	8,372	10,478
Long-term debt (MPLX: $11,861 and $6,945, respectively)	17,232	12,322
Deferred income taxes (MPLX: $10 and $5, respectively)	3,120	2,654
Defined benefit postretirement plan obligations	1,126	1,099
Deferred credits and other liabilities (MPLX: $232 and $230, respectively)	651	666
Total liabilities	30,501	27,219
Commitments and contingencies (see Note 22)
Redeemable noncontrolling interest	1,000	1,000
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value 0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 734 million and 734 million shares (par value 0.01 per share, 1 billion shares authorized)	7	7
Held in treasury, at cost – 267 million and 248 million shares	(11,200)	(9,869)
Additional paid-in capital	13,669	11,262
Retained earnings	12,745	12,864
Accumulated other comprehensive loss	(233)	(231)
Total MPC stockholders’ equity	14,988	14,033
Noncontrolling interests	3,875	6,795
Total equity	18,863	20,828
Total liabilities, redeemable noncontrolling interest and equity	$50,364	$49,047
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Operating activities:
Net income	$235	$101
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	18	15
Depreciation and amortization	528	536
Pension and other postretirement benefits, net	32	27
Deferred income taxes	(19)	(5)
Net gain on disposal of assets	(2)	(5)
Income from equity method investments	(86)	(57)
Distributions from equity method investments	89	56
Changes in the fair value of derivative instruments	(14)	28
Changes in:
Current receivables	96	333
Inventories	440	264
Current accounts payable and accrued liabilities	(1,455)	(215)
All other, net	1	30
Net cash provided by (used in) operating activities	(137)	1,108
Investing activities:
Additions to property, plant and equipment	(755)	(610)
Acquisitions, net of cash acquired	—	(220)
Disposal of assets	7	2
Investments – acquisitions, loans and contributions	(41)	(566)
– redemptions, repayments and return of capital	—	20
All other, net	11	21
Net cash used in investing activities	(778)	(1,353)
Financing activities:
Commercial paper – issued	—	300
– repayments	—	(300)
Long-term debt – borrowings	9,610	2,241
– repayments	(5,264)	(207)
Debt issuance costs	(53)	(21)
Issuance of common stock	12	10
Common stock repurchased	(1,327)	(420)
Dividends paid	(219)	(190)
Issuance of MPLX LP common units	—	148
Distributions to noncontrolling interests	(195)	(158)
Contributions from noncontrolling interests	1	126
All other, net	(8)	(6)
Net cash provided by financing activities	2,557	1,523
Net increase in cash, cash equivalents and restricted cash	1,642	1,278
Cash, cash equivalents and restricted cash at beginning of period	3,015	892
Cash, cash equivalents and restricted cash at end of period	$4,657	$2,170
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
Balance as of December 31, 2016	$7	$(7,482)	$11,060	$10,206	$(234)	$6,646	$20,203	$1,000
Net income	—	—	—	30	—	55	85	16
Dividends declared	—	—	—	(190)	—	—	(190)	—
Distributions to noncontrolling interests	—	—	—	—	—	(142)	(142)	(16)
Contributions from noncontrolling interests	—	—	—	—	—	126	126	—
Other comprehensive loss	—	—	—	—	(3)	—	(3)	—
Shares repurchased	—	(420)	—	—	—	—	(420)	—
Stock-based compensation	—	(3)	27	—	—	—	24	—
Impact from equity transactions of MPLX LP	—	—	72	—	—	42	114	—
Balance as of March 31, 2017	$7	$(7,905)	$11,159	$10,046	$(237)	$6,727	$19,797	$1,000
Balance as of December 31, 2017	$7	$(9,869)	$11,262	$12,864	$(231)	$6,795	$20,828	$1,000
Cumulative effect of adopting new accounting standards	—	—	—	63	—	1	64	—
Net income	—	—	—	37	—	182	219	16
Dividends declared	—	—	—	(219)	—	—	(219)	—
Distributions to noncontrolling interests	—	—	—	—	—	(179)	(179)	(16)
Contributions from noncontrolling interests	—	—	—	—	—	1	1	—
Other comprehensive loss	—	—	—	—	(2)	—	(2)	—
Shares repurchased	—	(1,327)	—	—	—	—	(1,327)	—
Stock-based compensation	—	(4)	27	—	—	1	24	—
Impact from equity transactions of MPLX LP	—	—	2,380	—	—	(2,926)	(546)	—
Balance as of March 31, 2018	$7	$(11,200)	$13,669	$12,745	$(233)	$3,875	$18,863	$1,000

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2016	731	(203)
Shares repurchased	—	(9)
Balance as of March 31, 2017	731	(212)
Balance as of December 31, 2017	734	(248)
Shares repurchased	—	(19)
Balance as of March 31, 2018	734	(267)
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.
Certain prior period financial statement amounts have been reclassified to conform to current period presentation.

2. Summary of Principal Accounting Policies
Revenue Recognition - As described in Note 3, we adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606) effective January 1, 2018. We recognize revenue based on consideration specified in contracts or agreements with customers when we satisfy our performance obligations by transferring control over products or services to a customer. Concurrent with our adoption of ASC 606, we made an accounting policy election that all taxes assessed by a governmental authority that are both imposed on and concurrent with a revenue-producing transaction and collected from our customers will be recognized on a net basis within “Sales and other operating revenues”.
The adoption of ASC 606 did not materially change our revenue recognition patterns, which are described below by reportable segment:

•
Refining & Marketing - The vast majority of our Refining & Marketing contracts contain pricing that is based on the market price for the product at the time of delivery. Our obligations to deliver product volumes are typically satisfied and revenue is recognized when control of the product transfers to our customers. Concurrent with the transfer of control, we typically receive the right to payment for the delivered product, the customer accepts the product and the customer has significant risks and rewards of ownership of the product. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.

•
Speedway - Revenue is recognized when our customers receive control of the transportation fuels or merchandise. Payments from customers are received at the time sales occur in cash or by credit or debit card. Speedway offers a loyalty rewards program to its customers. We defer a minor portion of revenue on sales to the loyalty program participants until the participants redeem their rewards. The related contract liability, as defined in the standard, is not material to our financial statements.

•
Midstream - Midstream revenue transactions typically are defined by contracts under which we sell a product or provide a service. Revenues from sales of product are recognized when control of the product transfers to the customer. Revenues from sales of services are recognized over time when the performance obligation is satisfied as services are provided in a series. We have elected to use the output measure of progress to recognize revenue based on the units delivered, processed or transported. The transaction price in our Midstream contracts often has both fixed components, related to minimum volume commitments, and variable components which are primarily dependent on volumes. Variable consideration will generally not be estimated at contract inception as the transaction price is specifically allocable to the services provided each period end.

Refer to Note 10 for disclosure of our revenue disaggregated by segment and product line, as well as a description of our reportable segment operations.

3. Accounting Standards
Recently Adopted
ASU 2014-09, Revenue - Revenue from Contracts with Customers (ASC 606). On January 1, 2018, we adopted the new revenue standard, applying the modified retrospective method, whereby a cumulative effect is recorded to opening retained earnings and ASC 606 is applied prospectively. We recorded a net increase of $1 million to our retained earnings balance as of January 1, 2018 due to the cumulative effect of applying the new revenue standard.
Impact of Adoption
The adoption of ASC 606 did not materially change our revenue recognition patterns. The most significant impacts of adopting ASC 606 for the period ended March 31, 2018 are as follows:

•
a reduction of “Sales and other operating revenues” of $1.25 billion for the three months ended March 31, 2018 due to our accounting policy election to present taxes incurred concurrently with revenue producing transactions and collected on behalf of our customers on a net basis. For the three months ended March 31, 2017, taxes are reflected on a gross basis in “Sales and other operating revenues” and “Cost of revenues”, and include $1.20 billion of taxes that are now subject to our net basis accounting policy election.

•
an increase to both “Sales and other operating revenues” and “Cost of revenues” of $117 million for the three months ended March 31, 2018 related to certain Midstream contract provisions for third party reimbursements, noncash consideration and imbalances that require gross presentation under ASC 606.  Comparative information continues to be reported under the accounting standards in effect for those periods.

Practical Expedients
We elected the completed contract practical expedient and only applied ASC 606 to contracts that were not completed as of January 1, 2018.
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of March 31, 2018, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, “Receivables, less allowance for doubtful accounts” primarily consists of customer receivables. Significant, non-customer balances included in our receivables at March 31, 2018 include matching buy/sell receivables of $1.33 billion and income taxes receivables of $323 million.
ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. We adopted this accounting standards update in the first quarter of 2018 and recorded a $61 million cumulative-effect adjustment as an increase to retained earnings as of January 1, 2018 with the offset recorded as a reduction to “Deferred Income Taxes”.
We also adopted the following standards during the first quarter of 2018, none of which had a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2017-09	Stock Compensation - Scope of Modification Accounting	January 1, 2018
2017-07	Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost	January 1, 2018
2017-05	Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Asset Derecognition Guidance	January 1, 2018
2017-01	Business Combinations - Clarifying the Definition of a Business	January 1, 2018
2016-18	Statement of Cash Flows - Restricted Cash	January 1, 2018
2016-15	Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2016-01	Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities	January 1, 2018
Not Yet Adopted
ASU 2018-02, Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued an accounting standards update allowing an entity the choice to reclassify to retained earnings the tax effects related to the Tax Cuts and Jobs Act that are stranded in accumulated other comprehensive income. We do not expect adoption of this standard to have a material impact on our financial statements. The amendment is effective beginning in 2019 with early adoption permitted.

ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued an accounting standards update to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption. However, since we have not historically designated our commodity derivatives as hedges, we do not expect the adoption of this accounting standards update to have a material impact on our consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued an accounting standards update which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value, which could be different from the amount calculated under the current method using the implied fair value of the goodwill; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.
ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued an accounting standards update related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect application of this accounting standards update to have a material impact on our consolidated financial statements.
ASU 2016-02, Leases. In February 2016, the FASB issued an accounting standards update requiring lessees to record virtually all leases on their balance sheets. The accounting standards update also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The change will be effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We continue to evaluate the impact of this standard on our financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls. We are implementing a third-party supported lease accounting information system to account for our lease population in accordance with this new standard and establishing internal controls over the new system. We believe the adoption of the standard will have a material impact on our consolidated financial statements as virtually all leases will be recognized as a right of use asset and lease obligation.
4. MPLX LP
MPLX is a diversified, growth-oriented publicly traded master limited partnership formed by us to own, operate, develop and acquire midstream energy infrastructure assets. MPLX is engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, fractionation, storage and marketing of NGLs; and the transportation, storage, distribution and marketing of crude oil and refined petroleum products.
As of March 31, 2018, we owned 63.6 percent of the outstanding MPLX common units and control MPLX through our ownership of the general partner interest in MPLX. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to our significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 36.4 percent interest owned by the public. We also record a redeemable noncontrolling interest related to MPLX’s preferred units.
The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements. The assets of MPLX are the property of MPLX and cannot be used to satisfy the obligations of MPC. MPC has effectively guaranteed certain indebtedness of LOOP LLC (“LOOP”) and LOCAP LLC (“LOCAP”), in which MPLX holds an interest. See Note 22 for more information.

Dropdowns to MPLX and GP/IDR Exchange
On February 1, 2018, we contributed our refining logistics assets and fuels distribution services to MPLX in exchange for $4.1 billion in cash and approximately 112 million common units and 2 million general partner units from MPLX. MPLX financed the cash portion of the transaction with its $4.1 billion 364-day term loan facility, which was entered into on January 2, 2018. We agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
Immediately following the February 1, 2018 dropdown to MPLX, our IDRs were cancelled and our economic general partner interest was converted into a non-economic general partner interest, all in exchange for 275 million newly issued MPLX common units (“GP/IDR Exchange”). As a result of this transaction, the general partner units and IDRs were eliminated, are no longer outstanding and no longer participate in distributions of cash from MPLX.
On September 1, 2017, we contributed our joint-interest ownership in certain pipelines and storage facilities to MPLX in exchange for $420 million in cash and approximately 19 million common units and 378 thousand general partner units from MPLX. We also agreed to waive approximately two-thirds of the third quarter 2017 common unit distributions, IDRs and general partner distributions with respect to the common units issued in this transaction. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
On March 1, 2017, we contributed certain terminal, pipeline and storage assets to MPLX in exchange for $1.5 billion in cash and approximately 13 million common units and 264 thousand general partner units from MPLX. We also agreed to waive two-thirds of the first quarter 2017 common unit distributions, IDRs and general partner distributions with respect to the common units issued in this transaction. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
Noncontrolling Interest in MPLX
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Increase due to the issuance of MPLX LP common units to the public	$4	$10
Increase due to the issuance of MPLX LP common units and general partner units to MPC	1,114	96
Increase due to GP/IDR Exchange	1,808	—
Increase in MPC's additional paid-in capital	2,926	106
Tax impact	(546)	(34)
Increase in MPC's additional paid-in capital, net of tax	$2,380	$72
Agreements
We have various long-term, fee-based commercial agreements with MPLX. Under these agreements, MPLX provides transportation, storage, distribution and marketing services to us. Under certain agreements, we commit to provide MPLX with minimum quarterly throughput and distribution volumes of crude oil and refined products and minimum storage volumes of crude oil, refined products and butane. Under certain other agreements, we commit to pay for 100 percent of available capacity for certain marine transportation and refining logistics assets. We also have agreements with MPLX that establish fees for operational and management services provided between us and MPLX and for executive management services and certain general and administrative services provided by us to MPLX. These transactions are eliminated in consolidation, but are reflected as intersegment transactions between our Refining & Marketing and Midstream segments.
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
Investment in Pipeline Company
On February 15, 2017, MPLX acquired a partial, indirect equity interest in the Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Company Pipeline (“ETCOP”) projects, collectively referred to as the Bakken Pipeline system, through a joint venture with Enbridge Energy Partners L.P. (“Enbridge Energy Partners”). The Bakken Pipeline system is capable of transporting more than 520 mbpd of crude oil from the Bakken/Three Forks production area in North Dakota to the Midwest through Patoka, Illinois and ultimately to the Gulf Coast. MPLX contributed $500 million of the $2 billion purchase price paid by the joint venture, MarEn Bakken Company LLC (“MarEn Bakken”), to acquire a 36.75 percent indirect equity interest in the Bakken Pipeline system from Energy Transfer Partners, L.P. (“ETP”) and Sunoco Logistics Partners, L.P. (“SXL”). MPLX holds, through a subsidiary, a 25 percent interest in MarEn Bakken, which equates to an approximate 9.2 percent indirect equity interest in the Bakken Pipeline system. We account for the investment in MarEn Bakken as part of our Midstream segment using the equity method of accounting.
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
Effective January 1, 2017, MPLX and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MPLX. MPLX contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for a 21 percent ownership interest. MPLX has a 10.5 percent indirect interest in Sherwood Midstream Holdings through its ownership in Sherwood Midstream. The net book value of the contributed assets was approximately $203 million. The contribution was determined to be an in-substance sale of real estate. As such, MPLX only recognized a gain for the portion attributable to Antero Midstream’s indirect interest of approximately $2 million. During the three months ended March 31, 2018, MarkWest Liberty Midstream sold to Sherwood Midstream 6 percent of their equity ownership in Sherwood Midstream Holdings for $15 million.
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
Crowley Coastal Partners
In May 2016, Crowley Coastal Partners was formed to own an interest in both Crowley Ocean Partners and Crowley Blue Water Partners. We have determined that Crowley Coastal Partners is a VIE based on the terms of the existing financing arrangements for Crowley Blue Water Partners and Crowley Ocean Partners and the associated debt guarantees by MPC and Crowley. Our maximum exposure to loss at March 31, 2018 was $487 million, which includes our equity method investment in Crowley Coastal Partners and the debt guarantees provided to each of the lenders to Crowley Blue Water Partners and Crowley Ocean Partners. We are not the primary beneficiary of this VIE because we do not have the power to control the activities that significantly influence the economic outcomes of the entity and, therefore, do not consolidate the entity.

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
As of March 31, 2018, MarkWest had a 56 percent ownership interest in MarkWest Utica EMG. MarkWest Utica EMG's inability to fund its planned activities without subordinated financial support qualify it as a VIE. Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. We account for our ownership interest in MarkWest Utica EMG as an equity method investment. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating MarkWest Utica EMG. Our maximum exposure to loss as a result of our involvement with MarkWest Utica EMG includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in MarkWest Utica EMG at March 31, 2018 was $2.1 billion.
Ohio Gathering
Ohio Gathering Company, L.L.C. (“Ohio Gathering”) is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of March 31, 2018, we had a 34 percent indirect ownership interest in Ohio Gathering. As this entity is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG. MPLX receives engineering and construction and administrative management fee revenue and reimbursement for other direct personnel costs for operating Ohio Gathering.
Sherwood Midstream
As described in Note 5, MPLX and Antero Midstream formed a joint venture, Sherwood Midstream, to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. As of March 31, 2018, MPLX had a 50 percent ownership interest in Sherwood Midstream. Sherwood Midstream’s inability to fund its planned activities without additional subordinated financial support qualify it as a VIE. MPLX is not deemed to be the primary beneficiary, due to Antero Midstream’s voting rights on significant matters. We account for our ownership interest in Sherwood Midstream using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream at March 31, 2018 was $260 million.
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
Sherwood Midstream Holdings
As described in Note 5, MPLX and Sherwood Midstream entered into a joint venture, Sherwood Midstream Holdings, for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MPLX. MPLX had an initial 79 percent direct ownership in Sherwood Midstream Holdings, in addition to a 10.5 percent indirect interest through its ownership in Sherwood Midstream. Sherwood Midstream Holdings’ inability to fund its operations without additional subordinated financial support qualify it as a VIE. We account for our ownership interest in Sherwood Midstream Holdings using the equity method of accounting as Sherwood Midstream is considered to be the general partner and controls all decisions related to Sherwood Midstream Holdings. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream Holdings includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream Holdings at March 31, 2018 was $151 million.

7. Related Party Transactions
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

•
Sherwood Midstream Holdings, in which we have an 81 percent direct and indirect noncontrolling interest. Sherwood Midstream Holdings owns certain infrastructure at the Sherwood Complex that is shared by and supports the operation of both the Sherwood Midstream and MarkWest gas processing plants and deethanization facilities.

•
The Andersons Albion Ethanol LLC (“TAAE”), in which we have a 45 percent noncontrolling interest, The Andersons Clymers Ethanol LLC (“TACE”), in which we have a 61 percent noncontrolling interest and The Andersons Marathon Ethanol LLC (“TAME”), in which we have a 67 percent noncontrolling interest. These companies each own and operate an ethanol production facility.

•	Other equity method investees.

We believe that transactions with related parties were conducted on terms comparable to those with unaffiliated parties.
Sales to related parties were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
PFJ Southeast	$169	$151
Other equity method investees	3	3
Total	$172	$154
Sales to related parties consists primarily of sales of refined products.
Other income from related parties, which is included in “Other income” on the accompanying consolidated statements of income, were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
MarkWest Utica EMG	$4	$4
Ohio Gathering	4	4
Sherwood Midstream	3	1
Other equity method investees	2	2
Total	$13	$11

Other income from related parties consists primarily of fees received for operating transportation assets for our related parties.
Purchases from related parties were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Crowley Blue Water Partners	$16	$14
Crowley Ocean Partners	20	19
Illinois Extension Pipeline	24	25
LOCAP	4	5
LOOP	17	13
TAAE	19	8
TACE	8	16
TAME	20	17
Other equity method investees	13	5
Total	$141	$122
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
Receivables from related parties, which are included in “Receivables, less allowance for doubtful accounts” on the accompanying consolidated balance sheets, were as follows:

(In millions)	March 31, 2018	December 31, 2017
PFJ Southeast	$30	$28
Sherwood Midstream Holdings	15	—
Other equity method investees	7	8
Total	$52	$36
The long-term receivable, which is included in “Other noncurrent assets” on the accompanying consolidated balance sheet, was $1 million at March 31, 2018 and $1 million at December 31, 2017.
Payables to related parties, which are included in “Accounts payable” on the accompanying consolidated balance sheets, were as follows:

(In millions)	March 31, 2018	December 31, 2017
Illinois Extension Pipeline	$7	$8
LOOP	2	3
MarkWest Utica EMG	20	29
Ohio Gathering	1	9
Sherwood Midstream	11	8
Other equity method investees	10	12
Total	$51	$69

Summarized financial information, in the aggregate, for our significant equity method investments on a 100 percent basis were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Revenues and other income	$1,132	$1,027
Income from operations	73	82
Net income	71	81
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

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$37	$30
Income allocated to participating securities	—	—
Income available to common stockholders – basic	$37	$30
Weighted average common shares outstanding	476	525
Basic earnings per share	$0.08	$0.06
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$37	$30
Income allocated to participating securities	—	—
Income available to common stockholders – diluted	$37	$30
Weighted average common shares outstanding	476	525
Effect of dilutive securities	4	5
Weighted average common shares, including dilutive effect	480	530
Diluted earnings per share	$0.08	$0.06

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended March 31,
(In millions)	2018	2017
Shares issued under stock-based compensation plans	—	2

9. Equity
As of March 31, 2018, we had $1.86 billion of share repurchase authorization remaining under authorizations from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Number of shares repurchased	19	9
Cash paid for shares repurchased	$1,327	$420
Average cost per share	$68.74	$50.15
As of March 31, 2018, we had agreements to acquire 619,415 common shares for $45 million, which were settled in early April 2018.
10. Segment Information
We have three reportable segments: Refining & Marketing; Speedway; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing – refines crude oil and other feedstocks at our six refineries in the Gulf Coast and Midwest regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway business segment and to independent entrepreneurs who operate Marathon® retail outlets.

•	Speedway – sells transportation fuels and convenience merchandise in retail markets in the Midwest, East Coast and Southeast regions of the United States.

•
Midstream – gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs; and transports, stores, distributes and markets crude oil and refined products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges. The Midstream segment primarily reflects the results of MPLX, our sponsored master limited partnership.

As discussed in Note 4, on February 1, 2018, we contributed certain refining logistics assets and fuels distribution services to MPLX. The results of these new businesses are reported in the Midstream segment prospectively from February 1, resulting in a net reduction of $181 million to Refining & Marketing segment results and a net increase to Midstream segment results of the same amount. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018.
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

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended March 31, 2018
Revenues:
Third party	$13,412	$4,569	$713	$18,694
Intersegment	2,379	1	631	3,011
Related party	170	2	—	172
Segment revenues	$15,961	$4,572	$1,344	$21,877
Segment income (loss) from operations	$(133)	$95	$567	$529
Income from equity method investments	3	14	69	86
Depreciation and amortization(b)	252	79	181	512
Capital expenditures and investments(c)	191	39	482	712

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended March 31, 2017
Revenues:
Third party	$11,221	$4,381	$532	$16,134
Intersegment(a)	2,590	1	344	2,935
Related party	152	2	—	154
Segment revenues	$13,963	$4,384	$876	$19,223
Segment income (loss) from operations	$(70)	$135	$309	$374
Income from equity method investments	2	13	42	57
Depreciation and amortization(b)	267	64	191	522
Capital expenditures and investments(c)(d)	192	35	1,070	1,297

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Differences between segment totals and MPC totals represent amounts related to unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(c)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(d)
The Midstream segment includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system for the three months ended March 31, 2017.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2018	2017
Segment income from operations	$529	$374
Items not allocated to segments:
Corporate and other unallocated items(a)	(88)	(83)
Pension settlement expenses	(1)	—
Income from operations	440	291
Net interest and other financial costs	183	149
Income before income taxes	$257	$142

(a)
Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2018	2017
Segment capital expenditures and investments	$712	$1,297
Less investments in equity method investees(a)	41	566
Plus items not allocated to segments:
Corporate	18	16
Capitalized interest	18	12
Total capital expenditures(b)	$707	$759

(a)	The three months ended March 31, 2017 includes an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.

(b)
Capital expenditures include changes in capital accruals. See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

Revenues by product line were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Refined products	$16,158	$13,876
Merchandise	1,130	1,192
Crude oil and refinery feedstocks	883	687
Service, transportation and other	523	379
Sales and other operating revenues	$18,694	$16,134
11. Other Items
Net interest and other financial costs were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Interest income	$(20)	$(5)
Interest expense	213	163
Interest capitalized	(18)	(15)
Loss on extinguishment of debt	4	—
Other financial costs	4	6
Net interest and other financial costs	$183	$149
12. Income Taxes
The combined federal, state and foreign income tax rate was 9 percent and 29 percent for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the three months ended March 31, 2018 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interest, state and local deferred tax benefits primarily resulting from the February 1 dropdown and GP/IDR Exchange and equity compensation. The effective tax rate for the three months ended March 31, 2017 was less than the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to equity compensation, net income attributable to noncontrolling interest and the domestic manufacturing deduction offset by state and local tax expense.
We are continuously undergoing examination of our income tax returns, which have been completed through the 2007 tax year for state returns and the 2009 tax year for our U.S. federal return. As of March 31, 2018, we had $19 million of unrecognized tax benefits.

Prior to its spin-off on June 30, 2011, Marathon Petroleum Corporation was included in the Marathon Oil Corporation (“Marathon Oil”) federal income tax returns for all applicable years. During the third quarter 2017, Marathon Oil received a notice of Final Partnership Administrative Adjustment (“FPAA”) from the IRS for taxable year 2010, relating to certain pre-spinoff transactions. Marathon Oil filed a U.S. Tax Court petition disputing these adjustments during the fourth quarter of 2017. We received an FPAA for taxable years 2011-2014 for items resulting from this matter and filed a U.S. Tax Court petition for tax years 2011-2014 to dispute these corollary adjustments in the fourth quarter of 2017. We continue to believe that the issue in dispute is more likely than not to be fully sustained and therefore, no liability has been accrued for this matter.
Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 22 for indemnification information.
13. Inventories

(In millions)	March 31, 2018	December 31, 2017
Crude oil and refinery feedstocks	$1,777	$2,056
Refined products	2,746	2,839
Materials and supplies	435	494
Merchandise	153	161
Total	$5,111	$5,550
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. There were no material liquidations of LIFO inventories for the three months ended March 31, 2018.
14. Property, Plant and Equipment

(In millions)	March 31, 2018	December 31, 2017
Refining & Marketing(a)	$18,117	$19,490
Speedway	5,359	5,358
Midstream(a)	16,889	14,898
Corporate and Other	811	792
Total	41,176	40,538
Less accumulated depreciation	14,558	14,095
Property, plant and equipment, net	$26,618	$26,443

(a)
On February 1, 2018, we contributed certain refining logistics assets and fuels distribution services to MPLX. In connection with this transaction, approximately $830 million of net property, plant and equipment was recorded to the Midstream segment with an offsetting reduction to the Refining & Marketing segment.

15. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2018
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$21	$—	$—	$(21)	$—	$22
Other assets	3	—	—	N/A	3	—
Total assets at fair value	$24	$—	$—	$(21)	$3	$22

Commodity derivative instruments, liabilities(c)	$60	$—	$1	$(60)	$1	$—
Embedded derivatives in commodity contracts(c)	—	—	59	—	59	—
Total liabilities at fair value	$60	$—	$60	$(60)	$60	$—

	December 31, 2017
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$127	$—	$—	$(118)	$9	$8
Other assets	3	—	—	N/A	3	—
Total assets at fair value	$130	$—	$—	$(118)	$12	$8

Commodity derivative instruments, liabilities	$126	$—	$2	$(126)	$2	$—
Embedded derivatives in commodity contracts(c)	—	—	64	—	64	—
Total liabilities at fair value	$126	$—	$66	$(126)	$66	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2018, cash collateral of $39 million was netted with the mark-to-market derivative liabilities. As of December 31, 2017, $8 million was netted with mark-to-market derivative liabilities.

(b)	We have no derivative contracts that are subject to master netting arrangements reflected gross on the balance sheet.

(c)	Level 3 includes $11 million and $12 million classified as current at March 31, 2018 and December 31, 2017, respectively.
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
Level 3 instruments are OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.26 to $1.47 per gallon and (2) the probability of renewal of 62.5 percent for the first five-year term and 82 percent for the second five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another. Increases or decreases in forward NGL prices result in an increase or decrease in the fair value of the embedded derivative. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2018	2017
Beginning balance	$66	$190
Unrealized and realized losses included in net income	(3)	(12)
Settlements of derivative instruments	(3)	(3)
Ending balance	$60	$175

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the end of period:
Derivative instruments	$(3)	$(13)
Contingent consideration agreement	—	1
Total	$(3)	$(12)

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at March 31, 2018 and December 31, 2017, excluding the derivative financial instruments and contingent consideration reported above.

	March 31, 2018		December 31, 2017
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Environmental receivables and misc. deposits	18	18	17	17
Total financial assets	$18	$18	$17	$17
Financial liabilities:
Long-term debt(a)	$17,893	$17,010	$13,893	$12,642
Deferred credits and other liabilities	118	108	122	109
Total financial liabilities	$18,011	$17,118	$14,015	$12,751

(a)	Excludes capital leases and debt issuance costs; includes amount classified as debt due within one year.
Our current assets and liabilities include financial instruments, the most significant of which are trade accounts receivable and payables.
Fair values of our financial assets and of our financial liabilities included in deferred credits and other liabilities are measured primarily using an income approach and most inputs are internally generated, which results in a Level 3 classification. Estimated future cash flows are discounted using a rate deemed appropriate to obtain the fair value. Deferred credits and other liabilities primarily consist of a liability resulting from a financing arrangement for the construction of MPLX’s steam methane reformer at the Javelina gas processing and fractionation complex in Corpus Christi, Texas, insurance liabilities and environmental remediation liabilities.
Fair value of fixed-rate long-term debt is measured using Level 3 inputs. Fair value of variable-rate long-term debt approximates the carrying value.
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

The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of March 31, 2018 and December 31, 2017:

(In millions)	March 31, 2018
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$21	$60
Other current liabilities(a)	—	12
Deferred credits and other liabilities(a)	—	48

(In millions)	December 31, 2017
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$127	$126
Other current liabilities(a)	—	14
Deferred credits and other liabilities(a)	—	52

(a)	Includes embedded derivatives.
The tables below summarize open commodity derivative contracts for crude oil and refined products as of March 31, 2018.

	Position	Total Barrels (In thousands)
Crude Oil(a)
Exchange-traded	Long	16,664
Exchange-traded	Short	(22,145)

(a )	94.7 percent of the exchange-traded contracts expire in the second quarter of 2018.

	Position	Total Gallons (In thousands)
Refined Products(a)
Exchange-traded	Long	159,390
Exchange-traded	Short	(147,252)

(a )	100 percent of the exchange-traded contracts expire in the second quarter of 2018.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended March 31,
Income Statement Location	2018	2017
Sales and other operating revenues	$(1)	$16
Cost of revenues	(27)	(24)
Total	$(28)	$(8)

17. Debt
Our outstanding borrowings at March 31, 2018 and December 31, 2017 consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
Marathon Petroleum Corporation:
Commercial paper	$—	$—
364-day bank revolving credit facility due July 2018	—	—
Trade receivables securitization facility due July 2019	—	—
Bank revolving credit facility due 2022	—	—
Senior notes, 2.700% due December 2018	—	600
Senior notes, 3.400% due December 2020	650	650
Senior notes, 5.125% due March 2021	1,000	1,000
Senior notes, 3.625%, due September 2024	750	750
Senior notes, 6.500%, due March 2041	1,250	1,250
Senior notes, 4.750%, due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 5.000%, due September 2054	400	400
Capital lease obligations due 2018-2033	350	356
MPLX LP:
MPLX 364-day term loan facility due 2018	—	—
MPLX term loan facility due 2019	—	—
MPLX bank revolving credit facility due 2022	—	505
MPLX senior notes, 5.500%, due February 2023	710	710
MPLX senior notes, 3.375%, due March 2023	500	—
MPLX senior notes, 4.500%, due July 2023	989	989
MPLX senior notes, 4.875%, due December 2024	1,149	1,149
MPLX senior notes, 4.000%, due February 2025	500	500
MPLX senior notes, 4.875%, due June 2025	1,189	1,189
MarkWest senior notes, 4.500% - 5.500%, due 2023 - 2025	63	63
MPLX senior notes, 4.125%, due March 2027	1,250	1,250
MPLX senior notes, 4.000%, due March 2028	1,250	—
MPLX senior notes, 4.500%, due April 2038	1,750	—
MPLX senior notes, 5.200%, due March 2047	1,000	1,000
MPLX senior notes, 4.700%, due April 2048	1,500	—
MPLX senior notes, 4.900%, due April 2058	500	—
MPLX capital lease obligations due 2020	7	7
Total	17,807	13,418
Unamortized debt issuance costs	(109)	(59)
Unamortized discount(a)	(440)	(413)
Amounts due within one year	(26)	(624)
Total long-term debt due after one year	$17,232	$12,322

(a)
Includes $362 million and $374 million of unamortized discount as of March 31, 2018 and December 31, 2017, respectively, related to the difference between the fair value and the principal amount of assumed MarkWest debt.

Commercial Paper
During the three months ended March 31, 2018, we had no borrowings or repayments under the commercial paper program. At March 31, 2018, we had no amounts outstanding under the commercial paper program.
Trade Receivables Securitization Facility
At March 31, 2018, we had no amounts outstanding under our trade receivables securitization facility.
MPC Bank Revolving Credit Facilities
There were no borrowings or letters of credit outstanding under the MPC bank revolving credit facility at March 31, 2018.
MPC Senior Notes
On March 15, 2018, we redeemed all of the $600 million outstanding aggregate principal amount of our 2.700 percent senior notes due December 2018. The 2018 senior notes were redeemed at a price equal to par plus a make whole premium, plus accrued and unpaid interest. The make whole premium of $2.5 million was calculated based on the market yield of the applicable treasury issue as of the redemption date as determined in accordance with the indenture governing the 2018 senior notes.
MPLX Credit Agreement
During the three months ended March 31, 2018, MPLX borrowed $50 million under the MPLX bank revolving credit facility, at an average interest rate of 3.0 percent, and repaid $555 million. At March 31, 2018, MPLX had no outstanding borrowings and $3 million letters of credit outstanding under the MPLX bank revolving credit facility, resulting in total availability of $2.25 billion.
MPLX 364-Day Term Loan
On January 2, 2018, MPLX entered into a term loan agreement with a syndicate of lenders providing for a $4.1 billion, 364-day term loan facility. MPLX drew the entire amount of the term loan facility in a single borrowing to fund the cash portion of the consideration for the February 1, 2018 dropdown. On February 8, 2018, MPLX used $4.1 billion of the net proceeds from the issuance of MPLX senior notes to repay the 364-day term-loan facility.
MPLX Senior Notes
On February 8, 2018, MPLX issued $5.5 billion in aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.000 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.500 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.700 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.900 percent unsecured senior notes due April 2058. MPLX used $4.1 billion of the net proceeds of the offering to repay the 364-day term-loan facility. The remaining proceeds were used to repay outstanding borrowings under MPLX’s revolving credit facility and intercompany loan agreement with us and for general partnership purposes.
18. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2018	2017
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$212	$157
Net income taxes paid to taxing authorities	6	4
Non-cash investing and financing activities:
Contribution of assets to joint venture(a)	—	328

(a)	MarkWest’s contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings. See Note 5.

(In millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$4,653	$3,011
Restricted cash(a)	4	4
Cash, cash equivalents and restricted cash(b)	$4,657	$3,015

(a)	The restricted cash balance is included within “Other current assets” on the consolidated balance sheets.

(b)	As a result of the adoption of ASU 2016-18, the consolidated statements of cash flows now explain the change during the period of both “Cash and cash equivalents” and “Restricted cash.”

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2018	2017
Additions to property, plant and equipment per consolidated statements of cash flows	$755	$610
Asset retirement expenditures	1	1
Decrease in capital accruals	(49)	(72)
Total capital expenditures before acquisitions	707	539
Acquisitions(a)	—	220
Total capital expenditures	$707	$759

(a)	The three months ended March 31, 2017 reflects the acquisition of the Ozark pipeline.
19. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2016	$(233)	$(7)	$4	$2	$(234)
Other comprehensive loss before reclassifications	(1)	—	—	—	(1)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(10)	(1)	—	—	(11)
– actuarial loss(a)	9	—	—	—	9
– settlement loss(a)	—	—	—	—	—
Tax effect	—	—	—	—	—
Other comprehensive loss	(2)	(1)	—	—	(3)
Balance as of March 31, 2017	$(235)	$(8)	$4	$2	$(237)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2017	$(190)	$(48)	$4	$3	$(231)
Other comprehensive loss before reclassifications	—	—	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(8)	(1)	—	—	(9)
– actuarial loss(a)	9	—	—	—	9
– settlement loss(a)	1	—	—	—	1
Tax effect	(1)	—	—	—	(1)
Other comprehensive income (loss)	1	(1)	(2)	—	(2)
Balance as of March 31, 2018	$(189)	$(49)	$2	$3	$(233)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 20.
20. Defined Benefit Pension and Other Postretirement Plans
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$36	$31	$7	$7
Interest cost	18	19	7	8
Expected return on plan assets	(26)	(26)	—	—
Amortization – prior service credit	(8)	(10)	(1)	(1)
– actuarial loss	9	9	—	—
– settlement loss	1	—	—	—
Net periodic benefit cost	$30	$23	$13	$14
The components of net periodic benefit cost other than the service cost component are included in the line item “Net interest and other financial costs” in the income statement.
During the three months ended March 31, 2018, we made no contributions to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $6 million and $8 million, respectively, during the three months ended March 31, 2018.
21. Stock-Based Compensation Plans
Stock Option Awards
The following table presents a summary of our stock option award activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	8,465,398	$33.74
Granted	529,197	64.79
Exercised	(477,086)	24.68
Forfeited or expired	(4,512)	49.94
Outstanding at March 31, 2018	8,512,997	36.17

The grant date fair value of stock option awards granted during the three months ended March 31, 2018 was $17.37 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the three months ended March 31, 2018:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,188,662	$45.07	285,164	$29.95
Granted	94,592	64.79	6,924	67.75
RS’s Vested/RSU’s Issued	(123,918)	45.06	—	—
Forfeited	(24,639)	44.62	—	—
Outstanding at March 31, 2018	1,134,697	46.72	292,088	30.85
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the three months ended March 31, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	6,851,542	$0.81
Granted	3,830,000	0.83
Vested	(2,052,959)	0.95
Forfeited	(10,000)	0.92
Outstanding at March 31, 2018	8,618,583	0.79
The performance unit awards granted during the three months ended March 31, 2018 have a grant date fair value of $0.83 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the three months ended March 31, 2018, MPLX granted equity-based compensation awards under the MPLX LP 2012 Incentive Compensation Plan. The compensation expense for these awards is not material to our consolidated financial statements.
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

At March 31, 2018 and December 31, 2017, accrued liabilities for remediation totaled $112 million and $114 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $45 million at both March 31, 2018 and December 31, 2017.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
MarkWest Environmental Proceeding - MarkWest Liberty Midstream & Resources, L.L.C., a wholly owned subsidiary of MPLX (“MarkWest Liberty Midstream”) and its affiliates agreed in principle to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, related to civil enforcement allegations associated with permitting and other regulatory obligations for launcher/receiver and compressor station facilities in southeastern Ohio and western Pennsylvania. On April 24, 2018, MarkWest Liberty Midstream and its affiliates entered into a Consent Decree with the EPA and the Pennsylvania Department of Environmental Protection (“PADEP”) resolving these issues, subject to a 30-day public comment period, pursuant to which MarkWest Liberty Midstream will pay a penalty of $0.6 million and undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, in addition to other related projects that are substantially complete.
Other Lawsuits - MPLX, MarkWest, MarkWest Liberty Midstream, MarkWest Liberty Bluestone, L.L.C., Ohio Fractionation and MarkWest Utica EMG (collectively, the “MPLX Parties”) are parties to various lawsuits with Bilfinger Westcon, Inc. (“Westcon”) that were instituted in 2016 and 2017 in the Court of Common Pleas in Butler County, Pennsylvania, the Circuit Court in Wetzel County, West Virginia, and the Court of Common Pleas in Harrison County, Ohio. The lawsuits relate to disputes regarding construction work performed by Westcon at the Bluestone, Mobley and Cadiz processing complexes in Pennsylvania, West Virginia and Ohio, respectively, and the Hopedale fractionation complex in Ohio. With respect to work performed by Westcon at the Mobley and Bluestone processing complexes, one or more of the MPLX Parties have asserted breach of contract, fraud, and with respect to work performed at the Mobley processing complex, MarkWest Liberty Midstream has also asserted negligent misrepresentation claims against Westcon. Westcon has also asserted claims against one or more of the MPLX Parties regarding these construction projects for breach of contract, unjust enrichment, promissory estoppel, fraud and constructive fraud, tortious interference with contractual relations, and civil conspiracy. Collectively, in the several cases, the MPLX Parties seek in excess of $10 million, plus an unspecified amount of punitive damages. Collectively, in the several cases, Westcon seeks in excess of $40 million, plus an unspecified amount of punitive damages. While the ultimate outcome and impact cannot be predicted with certainty, and management is not able to estimate a reasonably possible loss (or range of loss), if any, for these matters, we believe the resolution of these claims will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
In May 2007, the Kentucky attorney general filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleges that we overcharged customers by $89 million during September and October 2005. The complaint seeks disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. We are vigorously defending this litigation. We believe that this is the first lawsuit for damages and injunctive relief under the Kentucky emergency pricing laws to progress this far and it contains many novel issues. In May 2011, the Kentucky attorney general amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky governor on April 26, 2011 and which have since expired. The court denied the attorney general’s request for immediate injunctive relief, and the remainder of the 2011 claims likely will be resolved along with those dating from 2005. If the lawsuit is resolved unfavorably in its entirety, it could materially impact our consolidated results of operations, financial position or cash flows. However, management does not believe the ultimate resolution of this litigation will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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
Guarantees related to indebtedness of equity method investees—MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $160 million as of March 31, 2018.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $24 million as of March 31, 2018.
In connection with our 50 percent indirect interest in Crowley Ocean Partners, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of March 31, 2018, our maximum potential undiscounted payments under this agreement for debt principal totaled $163 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. The maximum exposure under these arrangements is 50 percent of the amount of the debt, which was $132 million as of March 31, 2018.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of March 31, 2018, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 12, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $93 million as of March 31, 2018, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual commitments and contingencies—At March 31, 2018, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $879 million.
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

23. Subsequent Event
On April 29, 2018, MPC and Andeavor (“ANDV”) entered into a definitive merger agreement under which MPC will acquire all of ANDV’s outstanding shares, representing a total equity value of $23.3 billion and a total enterprise value of $35.6 billion based on MPC’s April 27, 2018, closing price of $81.43. Under the terms of the agreement, ANDV shareholders will have the option to choose 1.87 shares of MPC stock or $152.27 in cash subject to a proration mechanism that achieves an aggregate consideration mix of 85 percent equity and 15 percent cash. MPC and ANDV shareholders will own approximately 66 percent and 34 percent of the combined company, respectively. The transaction was unanimously approved by the boards of directors of both companies and is expected to close in the second half of 2018, subject to regulatory and other customary closing conditions, including approvals from both MPC and ANDV shareholders.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “imply,” “intend,” “objective,” “opportunity,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “prospective,” “pursue,” “seek,” “strategy,” “target,” “could,” “may,” should’” “will,” “would,” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
CORPORATE OVERVIEW
We are an independent petroleum refining and marketing, retail and midstream services company. We currently own and operate six refineries, all located in the United States, with an aggregate crude oil refining capacity of approximately 1.9 million barrels per calendar day. Our refineries supply refined products to resellers and consumers within our market areas, including the Midwest, Gulf Coast, Northeast, East Coast and Southeast regions of the United States. We distribute refined products to our customers through transportation, storage, distribution and marketing services provided by our Midstream segment. We are one of the largest wholesale suppliers of gasoline and distillates to resellers within our market area.
We have two strong retail brands: Speedway® and Marathon®. We believe that Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,740 convenience stores in 21 states throughout the Midwest, East Coast and Southeast. The Marathon brand is an established transportation fuel brand in the Midwest and Southeast regions of the United States, and is available through approximately 5,600 retail outlets operated by independent entrepreneurs in 20 states and the District of Columbia.
Through our ownership interest in MPLX, we own and operate significant midstream energy infrastructure assets. We are one of the largest processors of natural gas in the United States and the largest processor and fractionator in the Marcellus and Utica shale regions. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: approximately 5.9 bcf/d of gathering capacity, 8.4 bcf/d of natural gas processing capacity and 610 mbpd of NGL fractionation capacity. We also own, lease or have ownership interests in approximately 10,800 miles of crude oil and refined product pipelines, as well as refining logistics assets, including tanks, docks and loading racks located at our six refineries. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges. In addition, MPLX provides scheduling and marketing services (“fuels distribution services”) to our Refining & Marketing segment.
Our operations consist of three reportable segments: Refining & Marketing; Speedway; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing—refines crude oil and other feedstocks at our six refineries in the Gulf Coast and Midwest regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Speedway business segment and to independent entrepreneurs who operate Marathon® retail outlets.

•	Speedway—sells transportation fuels and convenience merchandise in retail markets in the Midwest, East Coast and Southeast regions of the United States.

•
Midstream – gathers, processes and transports natural gas; gathers, transports, fractionates, stores and markets NGLs; and transports, stores, distributes and markets crude oil and refined products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges. The Midstream segment primarily reflects the results of MPLX, our sponsored master limited partnership.

Recent Developments
On April 29, 2018, MPC and Andeavor (“ANDV”) entered into a definitive merger agreement under which MPC will acquire all of ANDV’s outstanding shares, representing a total equity value of $23.3 billion and a total enterprise value of $35.6 billion based on MPC’s April 27, 2018, closing price of $81.43. Under the terms of the agreement, ANDV shareholders will have the option to choose 1.87 shares of MPC stock or $152.27 in cash subject to a proration mechanism that achieves an aggregate consideration mix of 85 percent equity and 15 percent cash. MPC and ANDV shareholders will own approximately 66 percent and 34 percent of the combined company, respectively.
This anticipated transaction combines two strong, complementary companies to create a leading U.S. refining, marketing, and midstream company with an enterprise value of over $90 billion based on the closing share/unit price of MPC/MPLX and ANDV/ANDX on April 27, 2018. The proposed combination substantially increases MPC’s geographic diversification and scale and strengthens each of our operating segments by: diversifying our refining portfolio into attractive markets while also increasing access to advantaged feedstocks, enhancing our midstream footprint in the Permian basin, and creating a nationwide retail and marketing portfolio that is expected to substantially improve efficiencies and enhance our ability to serve customers. We expect the combination to generate approximately $1 billion in tangible annual run-rate cost and operating synergies within the first three years, significantly enhancing our long-term cash flow generation profile.
In connection with this strategic combination, on April 30, 2018, we also announced that our board authorized an incremental $5 billion of share repurchases. Following the combination, we plan to continue our balanced approach to investing in the business and returning cash to our investors, while maintaining our commitment to an investment-grade credit profile.
The transaction was unanimously approved by the boards of directors of both companies and is expected to close in the second half of 2018, subject to regulatory and other customary closing conditions, including approvals from both MPC and ANDV shareholders.
The above discussion contains forward-looking statements with respect to the proposed transaction between MPC and ANDV. Factors that could affect the proposed transaction between MPC and ANDV include, but are not limited to, the ability of MPC and ANDV to complete the proposed transaction on the anticipated terms and timetable; the ability to obtain shareholder and government approval; the ability to satisfy various other conditions to the closing of the proposed transaction; the risk that the cost savings and any other synergies from the proposed transaction may not be fully realized or may take longer to realize than expected; disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees or suppliers; and risks relating to any unforeseen liabilities of ANDV. Some factors that could cause actual results to differ materially from those implied in the forward-looking statements regarding the benefits of the proposed transaction include: future levels of revenues, refining and marketing margins, operating costs, retail gasoline and distillate margins, merchandise margins, income from operations, net income or earnings per share; the regional, national and worldwide availability and pricing of refined products, crude oil, natural gas, NGLs and other feedstocks; consumer demand for refined products; our ability to manage disruptions in credit markets or changes to our credit rating; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; the reliability of processing units and other equipment; business strategies, growth opportunities and expected investment; MPC’s share repurchase authorizations, including the timing and amounts of any common stock repurchases; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan and to effect any share repurchases, including within the expected timeframe; the effect of restructuring or reorganization of business components; the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; continued or further volatility in and/or degradation of general economic, market, industry or business conditions; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; the anticipated effects of actions of third parties such as competitors, activist investors or federal, foreign, state or local regulatory authorities or plaintiffs in litigation; and the impact of adverse market conditions or other similar risks to those identified herein affecting MPLX and ANDX. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended Dec. 31, 2017.

EXECUTIVE SUMMARY
Results
Select results are reflected in the following table.

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Income (loss) from operations by segment
Refining & Marketing	$(133)	$(70)
Speedway	95	135
Midstream	567	309
Items not allocated to segments	(89)	(83)
Income from operations	$440	$291
Provision for income taxes	$22	$41
Net income attributable to noncontrolling interests	$182	$55
Net income attributable to MPC	$37	$30
Net income attributable to MPC per diluted share	$0.08	$0.06
Net income attributable to MPC was $37 million, or $0.08 per diluted share, in the first quarter of 2018 compared to $30 million, or $0.06 per diluted share, in the first quarter of 2017.
Refining & Marketing segment loss from operations was $133 million in the first quarter of 2018, compared with a loss from operations of $70 million in the same quarter of 2017. The decrease in segment results was primarily due to the February 1, 2018, dropdown of refining logistics assets and fuels distribution services to MPLX. These businesses were reported in the Midstream segment prospectively from February 1, resulting in a net reduction of $181 million to Refining & Marketing segment results and a net increase to Midstream segment results of the same amount. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018.
The change in Refining & Marketing segment results also reflects the benefits of increased refinery throughputs, lower direct operating costs and the retroactive enactment of a biodiesel blending tax credit for 2017, offset by lower product price realizations as compared with spot market reference prices. Refinery throughputs totaled 1.9 million barrels per day in first quarter 2018, an increase of almost 12 percent from the first quarter of 2017. The USGC and Chicago LLS blended 6-3-2-1 crack spread was $7.70 per barrel in the first quarter of 2018 as compared to $7.72 per barrel in the first quarter of 2017.
Speedway segment income from operations decreased $40 million in the first quarter of 2018 compared to the first quarter of 2017. Speedway’s light product margin was 15.61 cents per gallon in the first quarter of 2018 compared with 15.66 cents per gallon in the first quarter of 2017. The decrease in segment results was primarily due to higher operating expense, largely related to labor costs, and accelerated depreciation. The accelerated depreciation resulted from Speedway’s upgrade of dispenser technology to provide marketing earnings enhancements and strengthen customer bank card security in advance of the required timeframe. In addition, during the quarter, multiple storms in the Northeast and Midwest markets resulted in reduced traffic at Speedway stores.
Midstream segment income from operations increased $258 million in the first quarter of 2018 compared to the first quarter of 2017. The increase was primarily due to the February 1, 2018 dropdown discussed above and higher gathered, processed and fractionated volumes resulting from new processing facilities.
Net income attributable to noncontrolling interests increased $127 million in the first quarter of 2018 compared to the first quarter of 2017 due to the February 1, 2018 dropdown, which increased MPLX net income, partially offset by the GP/IDR Exchange. MPLX noncontrolling interest ownership decreased to 36.4 percent at March 31, 2018 from 72.2 percent at March 31, 2017.
MPLX LP
As of March 31, 2018, we owned 63.6 percent of the outstanding MPLX common units and control MPLX through our ownership of the general partner interest in MPLX.

MPLX Highlights

•
On February 1, 2018, we completed the dropdown of the remaining identified assets related to our strategic actions to enhance shareholder value announced in January 2017. We contributed our refining logistics assets and fuels distribution services to MPLX in exchange for $4.1 billion in cash and approximately 114 million newly issued MPLX units.

•
Immediately following the dropdown, our IDRs were cancelled and our economic general partner interest was converted into a non-economic general partner interest, all in exchange for 275 million newly issued MPLX common units.

•	MPLX financed the cash portion of the February 1, 2018 dropdown with its $4.1 billion 364-day term loan facility, which was entered into on January 2, 2018.

•
On February 8, 2018, MPLX issued $5.5 billion in aggregate principal amount of senior notes in a public offering. MPLX used $4.1 billion of the net proceeds of the offering to repay the 364-day term-loan facility. The remaining proceeds were used to repay outstanding borrowings under MPLX’s revolving credit facility and intercompany loan agreement with us and for general partnership purposes.

•	On September 1, 2017, we contributed our joint-interest ownership in certain pipelines and storage facilities to MPLX in exchange for $420 million in cash and approximately 19 million MPLX units.

•	On March 1, 2017, we contributed certain terminal, pipeline and storage assets to MPLX in exchange for $1.5 billion in cash and approximately 13 million MPLX units.

•
On February 10, 2017, MPLX issued $2.25 billion in aggregate principal amount of senior notes in a public offering. The net proceeds were used to fund the $1.5 billion cash portion of the consideration MPLX paid MPC for the dropdown of assets on March 1, 2017, as well as for general partnership purposes.

Distributions from MPLX
The following table summarizes the cash distributions we received from MPLX.

	Three Months Ended March 31,
(In millions)	2018	2017
Cash distributions received from MPLX:
General partner distributions, including IDRs	$—	$57
Limited partner distributions	171	45
Total	$171	$102
We owned approximately 505 million MPLX common units at March 31, 2018 valued at $16.68 billion based on the March 29, 2018 closing unit price of $33.04.
On April 25, 2018, MPLX declared a quarterly cash distribution of $0.6175 per common unit payable on May 15, 2018. As a result, MPLX will make distributions totaling $467 million to its common unitholders. MPC’s portion of these distributions, less an agreed waiver of approximately $24 million, is approximately $288 million.
See Note 4 to the unaudited consolidated financial statements for additional information on MPLX.
Acquisitions and Investments
Our acquisition and investment activity in 2017 was primarily focused on our Midstream segment as follows:

•	On March 1, 2017, MPLX purchased the Ozark pipeline from Enbridge Pipelines (Ozark) LLC for approximately $219 million.

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

•
Effective January 1, 2017, MarkWest, and Antero Midstream formed a joint venture, Sherwood Midstream, to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. MarkWest has a 50 percent ownership interest in Sherwood Midstream. In connection with this transaction, MarkWest contributed certain gas processing plants currently under construction at the Sherwood Complex with a fair value of approximately $134 million and cash of approximately $20 million and sold Class A Interests in MarkWest Ohio Fractionation to

Sherwood Midstream for $126 million in cash. Sherwood Midstream Holdings, a joint venture with MarkWest and Sherwood Midstream, was also formed to own, operate and maintain certain assets owned by Sherwood Midstream and MarkWest. MarkWest contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. During the three months ended March 31, 2018, MarkWest Liberty Midstream sold to Sherwood Midstream 6 percent of their equity ownership in Sherwood Midstream Holdings for $15 million.
See Note 5 to the unaudited consolidated financial statements for additional information on these acquisitions and investments and Note 6 for additional information related to the investments in Sherwood Midstream, Ohio Fractionation and Sherwood Midstream Holdings.
Share Repurchases
During the quarter, we repurchased 19 million common shares at an average cost per share of $68.74 funded primarily by after tax proceeds from the February 1, 2018 dropdown. Since January 1, 2012, our board of directors has approved $13.0 billion in total share repurchase authorizations and we have repurchased a total of $11.14 billion of our common stock, leaving $1.86 billion available for repurchases. See Note 9 to the unaudited consolidated financial statements.
Liquidity
As of March 31, 2018, we had cash and cash equivalents of $4.65 billion, excluding MPLX's cash and cash equivalents, $3.5 billion of unused bank revolving credit facilities and full availability under our $750 million trade receivables facility. As of March 31, 2018, we did not have any commercial paper borrowings outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of March 31, 2018, MPLX had cash and cash equivalents of $2 million and approximately $2.25 billion available through its bank revolving credit facility and $500 million available through its credit facility with MPC. Subsequent to quarter end, MPLX’s credit facility with MPC was amended to increase its capacity to $1 billion to allow additional flexibility to MPLX.
The above discussion contains forward-looking statements with respect to our business strategies and our share repurchase authorizations. Factors that could affect our business strategies include, but are not limited to, our ability to achieve the strategic and other objectives related to the strategic initiatives; the impact of adverse market conditions affecting MPC’s and MPLX’s midstream businesses; adverse changes in laws including with respect to tax and regulatory matters. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, our ability to generate sufficient income and cash flow to effect the intended share repurchases, including within the expected timeframe; our ability to manage disruption in credit markets or changes to our credit rating; business conditions; availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Future crude oil differentials will be dependent on a variety of market and economic factors, as well as U.S. energy policy.

The following table provides sensitivities showing an estimated change in annual net income due to potential changes in market conditions.

(In millions, after-tax)
LLS 6-3-2-1 crack spread sensitivity(a) (per $1.00/barrel change)	$590
Sweet/sour differential sensitivity(b) (per $1.00/barrel change)	300
LLS-WTI differential sensitivity(c) (per $1.00/barrel change)	90
Natural gas price sensitivity(d) (per $1.00/million British thermal unit change)	200

(a)	Weighted 40 percent Chicago and 60 percent USGC LLS 6-3-2-1 crack spreads and assumes all other differentials and pricing relationships remain unchanged.

(b)	LLS (prompt) - [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars] and assumes approximately 58 percent of crude throughput are sour based.

(c)	Assumes 17 percent of crude oil throughput volumes are WTI-based domestic crude oil.

(d)	This is consumption based exposure for our Refining & Marketing segment and does not include the sales exposure for our Midstream segment.
In addition to the market changes indicated by the crack spreads, the sweet/sour differential and the discount of WTI to LLS, our Refining & Marketing margin is impacted by factors such as:

•	the selling prices realized for refined products;

•	the types of crude oil and other charge and blendstocks processed;

•	our refinery yields;

•	the cost of products purchased for resale;

•	the impact of commodity derivative instruments used to hedge price risk;

•	the potential impact of LCM adjustments to inventories in periods of declining prices; and

•	the minimum commitments under certain agreements with MPLX.
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
We have various long-term, fee-based commercial agreements with MPLX. Under these agreements, MPLX, which is reported in our Midstream segment, provides transportation, storage, distribution and marketing services to our Refining & Marketing segment. Certain of these agreements include commitments for minimum quarterly throughput and distribution volumes of crude oil and refined products and minimum storage volumes of crude oil, refined products and butane. Certain other agreements include commitments to pay for 100 percent of available capacity for certain marine transportation and refining logistics assets.
Speedway
Our retail marketing margin for gasoline and distillate, which is the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, impacts the Speedway segment profitability. Numerous factors impact gasoline and distillate demand, including local competition, transportation fuel prices, seasonal demand fluctuations, availability of wholesale supply, the level of economic activity in our marketing areas and weather conditions. Market demand increases for gasoline and distillate generally increase the product margin we can realize.
The margin on merchandise sold at convenience stores historically has been less volatile and has contributed substantially to Speedway’s margin. Speedway’s convenience stores offer a wide variety of merchandise, including prepared foods, beverages and non-food items.

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
Our Midstream segment transports, stores, distributes and markets crude oil and refined products principally for our Refining & Marketing segment. The profitability of our pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. The profitability of our marine operations primarily depends on the quantity and availability of our vessels and barges. The profitability of our light product terminal operations primarily depends on the throughput volumes at these terminals. The profitability of our fuels distribution services primarily depends on the sales volumes of certain refined products. The profitability of our refining logistics operations depends on the quantity and availability of our refining logistics assets. A majority of the crude oil and refined product shipments on our pipelines and marine vessels and the refined product throughput at our terminals serve our Refining & Marketing segment and our refining logistics assets and fuels distribution services are used solely by our Refining & Marketing segment. As discussed above in the Refining & Marketing section, MPLX, which is reported in our Midstream segment, has various long-term, fee-based commercial agreements related to services provided to our Refining & Marketing segment. Under these agreements, MPLX has received various commitments of minimum throughput, storage and distribution volumes as well as commitments to pay for all available capacity of certain assets. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines, terminals and marine operations. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport, store, distribute and market is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines and marine operations. In most of our markets, demand for gasoline and distillate peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.

RESULTS OF OPERATIONS
The following discussion includes comments and analysis relating to our results of operations. This discussion should be read in conjunction with Item 1. Financial Statements and is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Consolidated Results of Operations

	Three Months Ended March 31,
(In millions)	2018	2017	Variance
Revenues and other income:
Sales and other operating revenues(a)	$18,694	$16,134	$2,560
Sales to related parties	172	154	$18
Income from equity method investments	86	57	29
Net gain on disposal of assets	2	5	(3)
Other income	30	43	(13)
Total revenues and other income	18,984	16,393	2,591
Costs and expenses:
Cost of revenues (excludes items below)(a)	17,370	14,946	2,424
Purchases from related parties	141	122	19
Depreciation and amortization	528	536	(8)
Selling, general and administrative expenses	402	390	12
Other taxes	103	108	(5)
Total costs and expenses	18,544	16,102	2,442
Income from operations	440	291	149
Net interest and other financial costs	183	149	34
Income before income taxes	257	142	115
Provision for income taxes	22	41	(19)
Net income	235	101	134
Less net income attributable to:
Redeemable noncontrolling interest	16	16	—
Noncontrolling interests	182	55	127
Net income attributable to MPC	$37	$30	$7

(a)
We adopted ASU 2014-09, Revenue - Revenue from contracts with customers (ASC 606), as of Jan. 1, 2018, and elected to report certain taxes on a net basis. We applied the standard using the modified retrospective method and, therefore, comparative information continues to reflect certain taxes on a gross basis.

Net income attributable to MPC increased $7 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to an increase in income from operations offset by an increase in net income attributable to noncontrolling interests.
Sales and other operating revenues increased $2.56 billion in the first quarter of 2018 compared to the first quarter of 2017. The increase was primarily due to higher average refined product sales prices, which increased $0.25 per gallon, and an increase in refined product sales volumes in the first quarter of 2018. These increases were partially offset by our election to present revenues net of certain taxes under ASC 606 prospectively from January 1, 2018, which resulted in a decrease in revenues of $1.25 billion in the first quarter of 2018. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information.
Sales to related parties increased $18 million in the first quarter of 2018 compared to the first quarter of 2017, due to increased sales to PFJ Southeast, our travel center joint venture.

Income from equity method investments increased $29 million in the first quarter of 2018 compared to the first quarter of 2017, mainly due to an increase in income from pipeline and gathering and processing affiliates.
Other income decreased $13 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to a decrease in RIN sales.
Cost of revenues increased $2.42 billion in the first quarter of 2018 compared to the first quarter of 2017, primarily due to:

•	an increase in refined product cost of sales of $3.37 billion, primarily due to higher raw material costs; and

•
a decrease in certain taxes of $1.25 billion in the first quarter of 2018 as a result of our election to present revenues net of certain taxes under ASC 606 prospectively from January 1, 2018. For the first quarter of 2017, certain taxes continue to be presented on a gross basis and are included in cost of revenues. See Note 3 to the unaudited consolidated financial statements for additional information on recently adopted accounting standards.

Purchases from related parties increased $19 million in the first quarter of 2018 compared to the first quarter of 2017, largely due to:

•	an increase in ethanol volumes purchased from TAME, TACE and TAAE of $6 million; and

•	an increase in crude oil volume purchased from LOOP of $4 million; and

•	an increase in transportation services provided by our marine joint ventures of $3 million.
Selling, general and administrative expenses increased $12 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher contract services and employee benefit costs.
Net interest and other financial costs increased $34 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to increased MPLX borrowings.
Provision for income taxes decreased $19 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to a lower effective tax rate under the TCJA. The combined federal, state and foreign income tax rate was 9 percent and 29 percent for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the three months ended March 31, 2018 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interest, state and local deferred tax benefits primarily resulting from the February 1 dropdown and GP/IDR Exchange and equity compensation. The effective tax rate for the three months ended March 31, 2017 is slightly less than the U.S. statutory rate of 35 percent primarily certain permanent tax differences related to equity compensation, net income attributable to noncontrolling interest and the domestic manufacturing deduction offset by state and local tax expense.
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

Refining & Marketing Margin
Refining margin is defined as sales revenue less the cost of refinery inputs and purchased products and excludes any LCM inventory market adjustment.
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
See the reconciliations of these non-GAAP measures in the following segment discussions.

Refining & Marketing

	Three Months Ended March 31,
Key Financial and Operating Data	2018	2017
Refining & Marketing revenues (in millions)(a)	$15,961	$13,963
Refining & Marketing intersegment sales to Speedway (in millions)(a)	$2,379	$2,590
Refining & Marketing intersegment fees paid to Midstream (in millions)	$631	$344
Refining & Marketing income (loss) from operations (in millions)	$(133)	$(70)
Refined product sales volumes (thousands of barrels per day)(b)	2,261	2,070
Refined product intersegment sales volumes to Speedway (millions of gallons)	1,332	1,336
Refined product sales destined for export (thousands of barrels per day)	265	226
Average refined product sales prices (dollars per gallon)(c)	$1.93	$1.68
Average refined product intersegment sales prices to Speedway (dollars per gallon)(c)	$2.19	$1.93
Refinery throughputs (thousands of barrels per day):
Crude oil refined	1,745	1,511
Other charge and blendstocks	160	197
Total	1,905	1,708
Sour crude oil throughput percent	52	67
WTI-priced crude oil throughput percent	26	15
Refining & Marketing margin (dollars per barrel)(d)	$10.58	$11.65
Refinery direct operating costs (dollars per barrel):(e)
Planned turnaround and major maintenance	$2.22	$3.10
Depreciation and amortization	1.37	1.63
Other manufacturing(e)	4.09	4.72
Total	$7.68	$9.45

(a)
We adopted ASU 2014-09, Revenue - Revenue from contracts with customers (ASC 606), as of January 1, 2018, and elected to report certain taxes on a net basis. We applied the standard using the modified retrospective method and, therefore, comparative information continues to reflect certain taxes on a gross basis.

(b)	Includes intersegment sales and sales destined for export.

(c)	Refined product sales prices include consumer excise taxes.

(d)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(e)
Per barrel of total refinery throughputs. Effective with the February 1, 2018 dropdown, direct operating costs related to certain refining logistics assets are now reported in the Midstream segment. No effect was given to prior periods as this entity was not considered a business prior to February 1, 2018.

(f)	Includes utilities, labor, routine maintenance and other operating costs.

	Three Months Ended March 31,
Reconciliation of Refining & Marketing margin to Refining & Marketing income (loss) from operations (in millions)	2018	2017
Refining & Marketing loss from operations	$(133)	$(70)
Plus (Less):
Refinery direct operating costs(a)	1,081	1,202
Refinery depreciation and amortization	236	251
Other:
Operating expenses(a)(b)	722	456
Segment (income) expense, net(a)	(108)	(64)
Depreciation and amortization	16	16
Refining & Marketing margin(c)	$1,814	$1,791

(a)	Excludes depreciation and amortization.

(b)	Includes fees paid to MPLX for various midstream services.

(c)	Sales revenue less cost of refinery inputs and purchased products, excluding any LCM inventory adjustment.

The following table presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business.

	Three Months Ended March 31,
Benchmark Prices (dollars per gallon)	2018	2017
Chicago spot unleaded regular gasoline	$1.74	$1.49
Chicago spot ultra-low sulfur diesel	1.94	1.52
USGC spot unleaded regular gasoline	1.82	1.55
USGC spot ultra-low sulfur diesel	1.93	1.56
Market Indicators (dollars per barrel)
Chicago LLS 6-3-2-1 crack spread(a)(b)	$6.74	$6.62
USGC LLS 6-3-2-1 crack spread(a)	8.33	8.46
Blended 6-3-2-1 crack spread(a)(c)	7.70	7.72
LLS	65.82	53.39
WTI	62.89	51.78
LLS—WTI crude oil differential(a)	2.93	1.61
Sweet/Sour crude oil differential(a)(d)	7.75	6.84
The following table includes the impacts of changes in the market indicators on Refining & Marketing segment results.

	Three Months Ended March 31,
Market Indicators impact on Refining & Marketing segment income	2018 vs. 2017 Variance
	(dollars per barrel)	(in millions)
Chicago LLS 6-3-2-1 crack spread(a)(b)	$0.12	$55
USGC LLS 6-3-2-1 crack spread(a)(e)	(0.13)	77
LLS – WTI crude oil differential(a)	1.32	89
Sweet/Sour crude oil differential(a)(d)	0.91	9
LLS Prompt vs LLS Delivered Cost	(1.20)	(41)
Total		$189

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 40 percent/60 percent based on our refining capacity by region.

(d)	LLS (prompt) – [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

(e)	Volume increases offset the narrowing crack spread resulting in a positive impact on segment income.
Refining & Marketing segment revenues increased $2.00 billion in the first quarter of 2018 compared to the first quarter of 2017. The increase was primarily due to increases in refined product sales prices and refined product sales volumes in the first quarter of 2018. These increases were partially offset by our election to present revenues net of certain taxes under ASC 606 prospectively from January 1, 2018, which resulted in a decrease in Refining & Marketing segment revenues of $1.06 billion in the first quarter of 2018. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information.
Refining & Marketing intersegment sales to our Speedway segment decreased $211 million in the first quarter of 2018 compared to the first quarter of 2017. An increase in refined product sales prices to Speedway of $0.26 per gallon was more than offset by our election to present revenues net of consumer excise taxes under ASC 606 prospectively from January 1, 2018. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information.
Refining & Marketing intersegment fees paid to our Midstream segment increased $287 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the February 1, 2018 dropdown of fuels distribution and refining logistics services. These charges do not impact Refining & Marketing margin but reduce Refining & Marketing segment results with a corresponding increase to Midstream segment results.

Refining & Marketing segment loss from operations was $133 million in the first quarter of 2018, compared with a loss from operations of $70 million in the same quarter of 2017. The decrease in segment results was primarily due to the February 1, 2018, dropdown of refining logistics assets and fuels distribution services to MPLX. These businesses were reported in the Midstream segment prospectively from February 1, resulting in a net reduction of $181 million to Refining & Marketing segment results and a net increase to Midstream segment results of the same amount. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018. The change in segment results also reflects a benefit related to the retroactive enactment of a biodiesel blending tax credit for 2017.
Based on the changes in the market indicators shown above, which use spot market values and an estimated mix of crude purchases and product sales, we estimate a positive impact on Refining & Marketing segment income from operations of $189 million in the first quarter of 2018 compared to the first quarter of 2017. Differences in our results compared to these market indicators, including the effects of product price realizations, the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields and other feedstock variances, had an estimated negative impact on Refining & Marketing segment income of $166 million for the first quarter of 2018 compared to the first quarter of 2017.

Crude oil throughputs increased 234 mbpd in the first quarter of 2018 compared to the first quarter of 2017. Refinery throughputs totaled 1.9 million barrels per day in first quarter of 2018, an increase of almost 12 percent from the first quarter of 2017. The increase in the first quarter of 2018 is primarily due to decreased turnaround activity at our Garyville refinery in the first quarter of 2018 in addition to operational efficiencies resulting from turnaround activity performed in the first quarter of 2017 at our Galveston Bay and Catlettsburg refineries.

Refinery direct operating costs decreased $1.77 per barrel in the first quarter of 2018 compared to the first quarter of 2017 primarily due to a decrease in planned turnaround and major maintenance of $0.88 per barrel, largely attributable to lower turnaround costs incurred by the Garyville refinery. Other manufacturing costs and depreciation and amortization decreased $0.63 per barrel and $0.26 per barrel, respectively, primarily as a result of the dropdown of refining logistics assets to MPLX on February 1, 2018. Subsequent to February 1, 2018, these costs are reported in the Midstream segment. Higher crude throughputs during the first quarter of 2018 also reduced refinery direct operating costs per barrel.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with RINs decreased to $89 million in the first quarter of 2018 from $97 million in the first quarter of 2017, primarily due to a decrease in RINs prices, partially offset by an increase in RINs purchased.
Speedway

	Three Months Ended March 31,
Key Financial and Operating Data	2018	2017
Speedway revenues (in millions)(a)	$4,572	$4,384
Speedway income from operations (in millions)	$95	$135
Convenience stores at period-end	2,742	2,731
Gasoline & distillate sales (millions of gallons)	1,393	1,393
Average gasoline & distillate sales prices (dollars per gallon)	$2.52	$2.25
Gasoline and distillate margin (dollars per gallon)(b)	$0.1561	$0.1566
Merchandise sales (in millions)(a)	$1,129	$1,127
Merchandise margin (in millions)(c)	$319	$320
Merchandise margin percent	28.3%	28.4%
Same store gasoline sales volume (period over period)	(1.5%)	(1.0%)
Same store merchandise sales (period over period)(d)	2.3%	2.1%

(a)
We adopted ASU 2014-09, Revenue - Revenue from contracts with customers (ASC 606), as of Jan. 1, 2018, and elected to report certain taxes on a net basis. We applied the standard using the modified retrospective method and, therefore, comparative information continues to reflect certain taxes on a gross basis.

(b)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(c)	The price paid by the consumers less the cost of merchandise.

(d)	Excludes cigarettes.

	Three Months Ended March 31,
Reconciliation of Speedway total margin to Speedway income from operations (in millions)	2018	2017
Speedway income from operations	$95	$135
Plus (Less):
Operating, selling, general and administrative expenses	384	366
Depreciation and amortization	79	64
Income from equity method investments	(14)	(13)
Net gain on disposal of assets	—	(4)
Other income	(1)	(3)
Speedway total margin	$543	$545

Speedway total margin:
Gasoline and distillate margin(a)	$217	$218
Merchandise margin(b)	319	320
Other margin	7	7
Speedway total margin	$543	$545

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees and excluding any LCM inventory adjustment.

(b)	The price paid by the consumers less the cost of merchandise.
Speedway segment revenues increased $188 million in the first quarter of 2018 compared to the first quarter of 2017. The increase in revenues in the first quarter of 2018 was primarily due to an increase in gasoline and distillate sales of $374 million resulting from a $0.27 per gallon increase in average gasoline and distillate sales prices, partially offset by our election to present revenues net of certain taxes under ASC 606 prospectively from January 1, 2018, which resulted in a decrease in Speedway segment revenues of $193 million in the first quarter of 2018. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information.
Speedway segment income from operations decreased $40 million in the first quarter of 2018 compared to the first quarter of 2017. Speedway’s light product margin was 15.61 cents per gallon in the first quarter of 2018 compared with 15.66 cents per gallon in the first quarter of 2017. The decrease in segment results was primarily due to higher operating expense, largely related to labor costs, and accelerated depreciation. The accelerated depreciation resulted from Speedway’s upgrade of dispenser technology to provide marketing earnings enhancements and strengthen customer bank card security in advance of the required timeframe. In addition, during the quarter, multiple storms in the Northeast and Midwest markets resulted in reduced traffic at Speedway stores.

Midstream

	Three Months Ended March 31,
Key Financial and Operating Data	2018	2017
Midstream third party revenues (in millions)(a)	$713	$532
Midstream intersegment sales to Refining & Marketing (in millions)	631	344
Total Midstream revenues (in millions)	$1,344	$876
Midstream income from operations (in millions)	567	309
Crude oil and refined product pipeline throughputs (mbpd)(b)	3,459	2,888
Average crude oil and refined products tariff rates (dollars per barrel)(c)	$0.59	$0.65
Terminal throughput (mbpd)	1,445	1,424
Gathering system throughput (MMcf/d)	4,171	3,184
Natural gas processed (MMcf/d)	6,629	6,132
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)	423	367

Benchmark Prices
Natural Gas NYMEX HH ($ per MMBtu)	$2.85	$3.06
C2 + NGL Pricing ($ per gallon)(d)	$0.73	$0.64

(a)
We adopted ASU 2014-09, Revenue - Revenue from contracts with customers (ASC 606), as of Jan. 1, 2018, using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

(b)	On common-carrier pipelines and private pipelines owned and operated by MPLX, excluding equity method investments.

(c)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(d)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

On February 1, 2018, we completed the dropdown of our refining logistics assets and fuels distribution services to MPLX, which is reported in our Midstream segment. Refining logistics contains the integrated tank farm assets that support MPC’s refining operations. These logistics assets include: 619 tanks, with approximately 56 million barrels of storage capacity (for crude, finished products and intermediates), 32 rail and truck racks and 18 docks. Fuels distribution is structured to provide a broad range of scheduling and marketing services as MPC’s sole and exclusive agent. These new businesses were reported in the Midstream segment prospectively from February 1, 2018, resulting in a net increase to Midstream segment results of $181 million and a net reduction to Refining & Marketing segment results of the same amount. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018.
Midstream segment revenue and segment income from operations increased $468 million and $258 million in the first quarter of 2018, respectively, compared to the first quarter of 2017. The increases were primarily due to the February 1, 2018 dropdown to MPLX and higher gathered, processed and fractionated volumes resulting from new processing facilities. Additionally, revenues increased by approximately $117 million due to ASC 606 gross ups. See Note 3 to the unaudited consolidated financial statements for additional information.
Intersegment sales to our Refining & Marketing segment increased primarily due to fees charged for fuels distribution and refining logistics services during the first quarter of 2018 following the February 1, 2018 dropdown to MPLX.
Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended March 31,
	2018	2017
Items not allocated to segments:
Corporate and other unallocated items(a)	$(88)	$(83)
Pension settlement expenses	$(1)	$—

(a)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.
Corporate and other unallocated items increased $5 million in the first quarter of 2018, largely due to higher corporate expenses partially offset by higher allocation of corporate costs to MPLX.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our cash and cash equivalents balance was $4.65 billion at March 31, 2018 compared to $3.01 billion at December 31, 2017. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Three Months Ended March 31,
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$(137)	$1,108
Investing activities	(778)	(1,353)
Financing activities	2,557	1,523
Total	$1,642	$1,278

Net cash provided (used in) by operating activities decreased $1.25 billion in the first three months of 2018 compared to the first three months of 2017, primarily due to an unfavorable change in working capital of $1.34 billion. Changes in working capital, excluding changes in short-term debt, were a net $933 million use of cash in the first three months of 2018 compared to a net $410 million source of cash in the first three months of 2017. The changes in working capital for the first three months of 2018 were primarily due to a decrease in accounts payables and accrued liabilities partially offset by decreases in inventories and current receivables. Changes from December 31, 2017 to March 31, 2018 per the consolidated balance sheets were as follows:

•	Accounts payable decreased $1.23 billion from year-end 2017, primarily due lower crude oil volumes purchased slightly offset by higher crude oil prices.

•	Inventories decreased $439 million from year-end 2017, due to decreases in crude, refined products and materials and supplies inventories.

•	Current receivables decreased $82 million from year-end 2017, primarily due to lower refined product volumes slightly offset by higher prices.
The net $410 million source of cash in the first quarter of 2017 was primarily due to decreases in current receivables and inventories partially offset by a decrease in accounts payable and accrued liabilities. Changes from December 31, 2016 to March 31, 2017 per the consolidated balance sheets were as follows:

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

Net cash used in investing activities was $575 million lower in the first three months of 2018 compared to the first three months of 2017, primarily due to the following:

•	MPLX’s investment of $500 million for a partial interest in the Bakken Pipeline system in the first three months of 2017.

•	MPLX’s acquisition of the Ozark pipeline for $220 million in the first three months of 2017.

•	Additions to property, plant and equipment increased $145 million primarily due to increased capital expenditures in our Midstream segment.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(In millions)	2018	2017
Additions to property, plant and equipment per consolidated statements of cash flows	$755	$610
Asset retirement expenditures	1	1
Decrease in capital accruals	(49)	(72)
Total capital expenditures	707	539
Acquisitions(a)	—	220
Investments in equity method investees(b)	41	566
Total capital expenditures and investments	$748	$1,325

(a)	The three months ended March 31, 2017 includes the $220 million acquisition of the Ozark pipeline.

(b)	The three months ended March 31, 2017 includes an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.
Financing activities were a net $2.56 billion source of cash in the first three months of 2018 compared to a net $1.52 billion source of cash in the first three months of 2017.

•
Long-term debt borrowings and repayments, including debt issuance costs, were a net $4.29 billion source of cash in the first three months of 2018 compared to a net $2.01 billion source of cash in the first three months of 2017. During the first three months of 2018, MPLX issued $5.5 billion of senior notes, we redeemed $600 million of our senior notes and MPLX repaid $505 million in outstanding borrowings under the MPLX revolving credit facility. During the first three months of 2017, MPLX issued $2.25 billion of senior notes and we repaid the remaining $200 million balance under the MPC term loan agreement.

•
Cash used in common stock repurchases increased $907 million in the first three months of 2018 compared to the first three months of 2017. Share repurchases totaled $1.33 billion in the first three months of 2018 compared to $420 million in the first three months of 2017. See Note 9 to the unaudited consolidated financial statements for further discussion of the share repurchase authorizations.

•
Cash provided by the issuance of MPLX common units decreased $148 million in the first three months of 2018 compared to the first three months of 2017 as we did not issue any MPLX common units in the first three months of 2018.

•
Cash provided by contributions from noncontrolling interests decreased $125 million in the first three months of 2018 compared to the first three months of 2017, primarily due to MPLX’s sale of a noncontrolling interest in Ohio Fractionation to Sherwood Midstream in the first three months of 2017 for $126 million.

•
Cash used in distributions to noncontrolling interests increased $37 million in the first three months of 2018 compared to the first three months of 2017, primarily due to an increase in MPLX’s distribution per common unit.

•
Cash used in dividend payments increased $29 million in the first three months of 2018 compared to the first three months of 2017, primarily due to a $0.10 per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments were $0.46 per common share in the first three months of 2018 compared to $0.36 per common share in the first three months of 2017.

Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources
Our liquidity totaled $8.90 billion at March 31, 2018 consisting of:

	March 31, 2018
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$2,500	$—	$2,500
364 day bank revolving credit facility	1,000	—	$1,000
Trade receivables facility	750	—	750
Total	$4,250	$—	$4,250
Cash and cash equivalents(b)			$4,651
Total liquidity			$8,901

(a)	Excludes MPLX’s $2.25 billion bank revolving credit facility, which had approximately $2.25 billion available as of March 31, 2018.

(b)	Excludes $2 million of MPLX cash and cash equivalents.
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
On January 2, 2018, MPLX entered into a $4.1 billion 364-day term-loan facility to fund the cash portion of the February 1, 2018 dropdown consideration.
On February 8, 2018, MPLX issued $5.5 billion in aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.000 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.500 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.700 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.900 percent unsecured senior notes due April 2058. MPLX used $4.1 billion of the net proceeds of the offering to repay the 364-day term-loan facility. The remaining proceeds were used to repay outstanding borrowings under MPLX’s revolving credit facility and intercompany loan agreement with us and for general partnership purposes. Subsequent to quarter end, MPLX’s credit facility with MPC was amended to increase its capacity to $1 billion to allow additional flexibility to MPLX.
On March 15, 2018, we redeemed all of the $600 million outstanding aggregate principal amount of our 2.700 percent senior notes due December 2018. The 2018 senior notes were redeemed at a price equal to par plus a make whole premium, plus accrued and unpaid interest. The make whole premium of $2.5 million was calculated based on the market yield of the applicable treasury issue as of the redemption date as determined in accordance with the indenture governing the 2018 senior notes.
We established a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of March 31, 2018, we had no commercial paper borrowings outstanding.
See Note 17 to the unaudited consolidated financial statements for further discussion of our debt.
The MPC credit agreements contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreements requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of March 31, 2018, we were in compliance with this financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.07 to 1.00, as well as the other covenants contained in the MPC bank revolving credit facility.

The MPLX credit agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The MPLX credit agreement includes a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX credit agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX credit agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of March 31, 2018, MPLX was in compliance with this debt covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.6 to 1.0, as well as the other covenants contained in the MPLX credit agreement.
As disclosed in Note 3 to the unaudited consolidated financial statements, we expect the adoption of the lease accounting standard update to result in the recognition of a significant lease obligation. The MPC credit agreements and the MPLX credit agreement both contain provisions under which the effects of the new accounting standard are not recognized for purposes of financial covenant calculations.
Our intention is to maintain an investment-grade credit profile. As of March 31, 2018, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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
Neither the MPC credit agreements, MPLX credit agreement nor our trade receivables facility contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt ratings would increase the applicable interest rates, yields and other fees payable under the MPC credit agreements, MPLX credit agreement, our trade receivables facility and debt held by our ocean vessel joint venture with Crowley. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables facility, impact our ability to purchase crude oil on an unsecured basis or result in us having to post letters of credit under existing transportation services agreements.
Capital Requirements
Capital Spending
MPC’s capital investment plan, excluding MPLX, totals approximately $1.6 billion in 2018 for capital projects and investments, excluding capitalized interest and acquisitions. This budget includes spending on refining and marketing, retail and non-MPLX midstream projects as well as amounts designated for corporate projects. The remaining midstream projects are included in the MPLX investment plan which includes $2.2 billion of organic growth capital and approximately $190 million of maintenance capital. There have been no material changes to our 2018 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2017. We continuously evaluate our capital plan and make changes as conditions warrant.

Capital expenditures and investments are summarized by segment below.

	Three Months Ended March 31,
(In millions)	2018	2017
Refining & Marketing	$191	$192
Speedway	39	35
Midstream(a)	482	1,070
Corporate and Other(b)	36	28
Total	$748	$1,325

(a)	Includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system for the three months ended March 31, 2017.

(b)	Includes capitalized interest of $18 million and $12 million for the three months ended March 31, 2018 and 2017, respectively.

Capital expenditures during the three months ended March 31, 2018 were primarily for Midstream projects including the completion of a butane cavern in Robinson, Illinois, the addition of gas processing plants, three of which were commissioned during the first quarter of 2018, continued work on the expansion of the Ozark pipeline system and expansion of the marine fleet.
Other Capital Requirements
During the three months ended March 31, 2018, we made no contributions to our funded pension plans. We have no required funding for 2018, but may make voluntary contributions for future years at our discretion depending on the funding status and the plan asset performance.
On April 25, 2018, our board of directors approved a dividend of $0.46 per share on common stock. The dividend is payable June 11, 2018, to shareholders of record as of the close of business on May 16, 2018.
We may, from time to time, repurchase our senior notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Share Repurchases
Since January 1, 2012, our board of directors has approved $13.0 billion in total share repurchase authorizations and we have repurchased a total of $11.14 billion of our common stock, leaving $1.86 billion available for repurchases at March 31, 2018. The table below summarizes our total share repurchases for the three months ended March 31, 2018 and 2017. See Note 9 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Number of shares repurchased	19	9
Cash paid for shares repurchased	$1,327	$420
Average cost per share	$68.74	$50.15
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
Contractual Cash Obligations
As of March 31, 2018, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first three months of 2018, our long-term debt commitments increased $9.39 billion due to the public offering of the MPLX senior notes in February 2018, partially offset by the redemption of $600 million of MPC senior notes and repayment of $505 million in outstanding borrowings under the MPLX revolving credit facility.
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
Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital requirements, including our capital budget and investment spending, costs for projects under construction, project completion dates and expectations or projections about strategies and goals for growth, upgrades and expansion, the carrying value of our Centennial equity investment, future contributions to our funded pension plans and share repurchases. Some factors that could cause actual results to differ materially from those included in our forward-looking statements regarding capital requirements include: the availability of liquidity; business conditions; a further decline or improvement in the long-term outlook of the potential uses of Capline’s assets and the pursuit of different strategic alternatives for such assets; a further decline or improvement in the long-term outlook of the potential uses of Centennial’s assets and the pursuit of different strategic alternatives for such assets; our ability to achieve the strategic and other objectives related to the strategic initiatives discussed herein; adverse changes in laws including with respect to tax and regulatory matters; our ability to generate sufficient income and cash flow to effect the intended share repurchases, including within the expected timeframe; our ability to manage disruptions in credit markets or changes to our credit rating; the potential impact on our share price if we are unable to effect the intended share repurchases; changes to the expected construction costs and timing of projects; delays in obtaining third-party approvals; changes in labor, materials and equipment costs and availability; planned and unplanned outages; the delay of, cancellation of or failure to implement planned capital projects; project cost overruns; disruptions or interruptions of our refining operations due to the shortage of skilled labor or unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response; civil protests and resulting legal/regulatory uncertainty regarding environmental and social issues, including pipeline infrastructure, may prevent or delay the construction and operation of such infrastructure and realization of associated revenues; continued/further volatility in and/or degradation of market and industry conditions; the availability and pricing of crude oil and other feedstocks; slower growth in domestic and Canadian crude supply; completion of pipeline capacity to areas outside the U.S. Midwest; consumer demand for refined products; transportation logistics; the reliability of processing units and other equipment; MPC's ability to successfully implement growth opportunities; modifications to MPLX earnings and distribution growth objectives; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; adverse results in litigation; changes to MPC's capital budget; other risk factors inherent to MPC's industry. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $650 million between 2014 and 2019 for capital expenditures to comply with these standards, which includes estimated capital expenditures of approximately $400 million in 2018-2019.
There have been no other significant changes to our environmental matters and compliance costs during the three months ended March 31, 2018.
CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2018.
ACCOUNTING STANDARDS NOT YET ADOPTED
As discussed in Note 3 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017.
See Notes 15 and 16 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2018 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of March 31, 2018
Crude	$(34)	$(85)	$36	$92
Refined products	3	6	(3)	(6)
Embedded derivatives	(6)	(15)	6	15
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2018 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding capital leases, as of March 31, 2018 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of March 31, 2018(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended March 31, 2018(c)
Long-term debt
Fixed-rate	$17,893	$1,823	n/a
Variable-rate	—	n/a	1

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2018.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the three months ended March 31, 2018.
At March 31, 2018, our portfolio of long-term debt was comprised of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our variable-rate debt, but may affect our results of operations and cash flows.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2018, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Income (Loss) from Operations by Segment
Refining & Marketing(a)	$(133)	$(70)
Speedway	95	135
Midstream(a)	567	309
Items not allocated to segments:
Corporate and other unallocated items	(88)	(83)
Pension settlement expenses	(1)	—
Income from operations	$440	$291
Capital Expenditures and Investments(b)
Refining & Marketing	$191	$192
Speedway	39	35
Midstream(c)	482	1,070
Corporate and Other(d)	36	28
Total	$748	$1,325

(a)
On February 1, 2018, we contributed certain refining logistics assets and fuels distributions services to MPLX. The results of these new businesses are reported in the Midstream segment prospectively from February 1, resulting in a net reduction of $181 million to Refining & Marketing segment results and a net increase to Midstream segment results of the same amount. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018.

(b)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(c)	The three months ended March 31, 2017 includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.

(d)	Includes capitalized interest of $18 million and $12 million for the three months ended March 31, 2018 and 2017, respectively.

Supplementary Statistics (Unaudited)

	Three Months Ended March 31,
	2018	2017
MPC Consolidated Refined Product Sales Volumes (mbpd)(a)	2,275	2,085
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (mbpd)(b)	2,261	2,070
Refining & Marketing margin (dollars per barrel)(c)	$10.58	$11.65
Crude oil capacity utilization percent(d)	93	83
Refinery throughputs (mbpd):(e)
Crude oil refined	1,745	1,511
Other charge and blendstocks	160	197
Total	1,905	1,708
Sour crude oil throughput percent	52	67
WTI-priced crude oil throughput percent	26	15
Refined product yields (mbpd):(e)
Gasoline	917	867
Distillates	609	544
Propane	31	28
Feedstocks and special products	287	224
Heavy fuel oil	34	29
Asphalt	58	56
Total	1,936	1,748
Refinery direct operating costs (dollars per barrel):(f)
Planned turnaround and major maintenance	$2.22	$3.10
Depreciation and amortization	1.37	1.63
Other manufacturing(g)	4.09	4.72
Total	$7.68	$9.45
Refining & Marketing Operating Statistics By Region - Gulf Coast
Refinery throughputs (mbpd):(h)
Crude oil refined	1,056	850
Other charge and blendstocks	167	222
Total	1,223	1,072
Sour crude oil throughput percent	60	84
WTI-priced crude oil throughput percent	13	4
Refined product yields (mbpd):(h)
Gasoline	534	499
Distillates	360	309
Propane	19	21
Feedstocks and special products	298	243
Heavy fuel oil	23	18
Asphalt	17	14
Total	1,251	1,104
Refinery direct operating costs (dollars per barrel):(f)
Planned turnaround and major maintenance	$2.87	$4.31
Depreciation and amortization	1.09	1.35
Other manufacturing(g)	3.91	4.62
Total	$7.87	$10.28

Supplementary Statistics (Unaudited)
	Three Months Ended March 31,
	2018	2017
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (mbpd):(h)
Crude oil refined	689	661
Other charge and blendstocks	35	30
Total	724	691
Sour crude oil throughput percent	38	45
WTI-priced crude oil throughput percent	47	29
Refined product yields (mbpd):(h)
Gasoline	383	368
Distillates	249	235
Propane	12	8
Feedstocks and special products	31	35
Heavy fuel oil	11	11
Asphalt	41	42
Total	727	699
Refinery direct operating costs (dollars per barrel):(f)
Planned turnaround and major maintenance	$0.99	$0.98
Depreciation and amortization	1.77	1.93
Other manufacturing(g)	4.16	4.50
Total	$6.92	$7.41
Speedway Operating Statistics
Convenience stores at period-end	2,742	2,731
Gasoline and distillate sales (millions of gallons)	1,393	1,393
Gasoline and distillate margin (dollars per gallon)(i)	$0.1561	$0.1566
Merchandise sales (in millions)	$1,129	$1,127
Merchandise margin (in millions)	$319	$320
Merchandise margin percent	28.3%	28.4%
Same store gasoline sales volume (period over period)	(1.5%)	(1.0%)
Same store merchandise sales (period over period)(j)	2.3%	2.1%
Midstream Operating Statistics
Crude oil and refined product pipeline throughputs (mbpd)(k)	3,459	2,888
Terminal throughput (mbpd)	1,445	1,424
Gathering system throughput (MMcf/d)(l)	4,171	3,184
Natural gas processed (MMcf/d)(l)	6,629	6,132
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)(l)	423	367

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail customers.

(b)	Includes intersegment sales.

(c)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(d)	Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.

(e)	Excludes inter-refinery volumes of 42 mbpd and 55 mbpd for the three months ended March 31, 2018 and 2017, respectively.

(f)
Per barrel of total refinery throughputs. Effective with the February 1, 2018 dropdown, direct operating costs related to certain refining logistics assets are now reported in the Midstream segment. No effect was given to prior periods as this entity was not considered a business prior to February 1, 2018.

(g)	Includes utilities, labor, routine maintenance and other operating costs.

(h)	Includes inter-refinery transfer volumes.

(i)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bank card processing fees, divided by gasoline and distillate sales volume.

(j)	Excludes cigarettes.

(k)	Includes common-carrier pipelines and private pipelines owned or operated by MPLX, excluding equity method investments.

(l)	Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

Part II – Other Information
Item 1. Legal Proceedings
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment.
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, MarkWest Liberty Midstream and its affiliates agreed in principle to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, related to civil enforcement allegations associated with permitting and other regulatory obligations for launcher/receiver and compressor station facilities in southeastern Ohio and western Pennsylvania. On April 24, 2018, MarkWest Liberty Midstream and its affiliates entered into a Consent Decree with the EPA and PADEP resolving these issues, subject to a 30-day public comment period, pursuant to which MarkWest Liberty Midstream will pay a penalty of $0.6 million and undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, in addition to other related projects that are substantially complete.

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended March 31, 2018, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
01/01/18-01/31/18	6,066,206	$70.55	6,058,833	$2,764,095,586
02/01/18-02/28/18	6,421,079	66.60	6,418,984	2,336,597,121
03/01/18-03/31/18	6,870,007	69.12	6,832,895	1,864,125,362
Total	19,357,292	68.73	19,310,712

(a)
The amounts in this column include 7,373, 2,095 and 37,112 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in January, February and March, respectively.

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

Item 5. Other Information

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation dated January 27, 2018	8-K	3.1	2/1/2018	001-35054
4.1	Eighth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/8/2018	001-35714
4.2	Ninth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.2	2/8/2018	001-35714
4.3	Tenth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.3	2/8/2018	001-35714
4.4	Eleventh Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.4	2/8/2018	001-35714
4.5	Twelfth Supplemental Indenture, dated as of February 8, 2018, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.5	2/8/2018	001-35714
10.1	Term Loan Agreement, dated as of January 2, 2018, by and among MPLX LP, as borrower, Mizuho Bank, Ltd., as administrative agent, each of Mizuho Bank, Ltd., Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, each of Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as syndication agents, and the lenders that are parties thereto	8-K	10.1	1/4/2018	001-35054
10.2	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.3	Form of Marathon Petroleum Corporation Performance Unit Award Agreement					X
10.4	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement - Officer					X
10.5	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer					X
10.6	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer					X
10.7	Form of MPLX LP Performance Unit Award Agreement					X
10.8	Form of MPLX LP Phantom Unit Award Agreement - Officer					X
10.9	Form of MPLX LP Phantom Unit Award Agreement - Officer - Three Year Cliff Vesting					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2018	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller