Form 10-Q
period 2018-06-30
Marathon Petroleum Corp
filed 2018-08-06
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 451,004,632 shares of Marathon Petroleum Corporation common stock outstanding as of August 1, 2018.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenues and other income:
Sales and other operating revenues(a)	$22,118	$18,033	$40,812	$34,167
Sales to related parties	199	147	371	301
Income from equity method investments	80	83	166	140
Net gain on disposal of assets	3	7	5	12
Other income	45	84	75	127
Total revenues and other income	22,445	18,354	41,429	34,747
Costs and expenses:
Cost of revenues (excludes items below)(a)	19,517	16,101	36,887	31,047
Purchases from related parties	138	150	279	272
Depreciation and amortization	533	521	1,061	1,057
Selling, general and administrative expenses	424	485	826	875
Other taxes	122	115	225	223
Total costs and expenses	20,734	17,372	39,278	33,474
Income from operations	1,711	982	2,151	1,273
Net interest and other financial costs	195	158	378	307
Income before income taxes	1,516	824	1,773	966
Provision for income taxes	281	250	303	291
Net income	1,235	574	1,470	675
Less net income attributable to:
Redeemable noncontrolling interest	20	17	36	33
Noncontrolling interests	160	74	342	129
Net income attributable to MPC	$1,055	$483	$1,092	$513
Per Share Data (See Note 8)
Basic:
Net income attributable to MPC per share	$2.30	$0.94	$2.34	$0.99
Weighted average shares outstanding	459	513	467	519
Diluted:
Net income attributable to MPC per share	$2.27	$0.93	$2.31	$0.98
Weighted average shares outstanding	464	517	472	523
Dividends paid	$0.46	$0.36	$0.92	$0.72

(a)	The 2018 period reflects an election to present certain taxes on a net basis. See Notes 2 and 3 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income	$1,235	$574	$1,470	$675
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $2, $4, $5 and $7, respectively	7	7	14	11
Prior service costs, net of tax of ($2), ($4), ($4) and ($8), respectively	(7)	(6)	(14)	(13)
Other, net of tax of $0, $0, ($1) and $0, respectively	—	—	(2)	—
Other comprehensive income (loss)	—	1	(2)	(2)
Comprehensive income	1,235	575	1,468	673
Less comprehensive income attributable to:
Redeemable noncontrolling interest	20	17	36	33
Noncontrolling interests	160	74	342	129
Comprehensive income attributable to MPC	$1,055	$484	$1,090	$511
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	June 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents (MPLX: $3 and $5, respectively)	$4,999	$3,011
Receivables, less allowance for doubtful accounts of $10 and $11 (MPLX: $370 and $299, respectively)	4,919	4,695
Inventories (MPLX: $73 and $65, respectively)	5,485	5,550
Other current assets (MPLX: $36 and $29, respectively)	145	145
Total current assets	15,548	13,401
Equity method investments (MPLX: $4,042 and $4,010, respectively)	4,838	4,787
Property, plant and equipment, net (MPLX: $13,642 and $12,187, respectively)	26,931	26,443
Goodwill (MPLX: $2,460 and $2,245, respectively)	3,586	3,586
Other noncurrent assets (MPLX: $472 and $479, respectively)	833	830
Total assets	$51,736	$49,047
Liabilities
Current liabilities:
Accounts payable (MPLX: $728 and $621, respectively)	$8,113	$8,297
Payroll and benefits payable (MPLX: $2 and $1, respectively)	432	591
Accrued taxes (MPLX: $46 and $38, respectively)	713	670
Debt due within one year (MPLX: $1 and $1, respectively)	26	624
Other current liabilities (MPLX: $222 and $130, respectively)	431	296
Total current liabilities	9,715	10,478
Long-term debt (MPLX: $11,874 and $6,945, respectively)	17,241	12,322
Deferred income taxes (MPLX: $11 and $5, respectively)	3,144	2,654
Defined benefit postretirement plan obligations	1,156	1,099
Deferred credits and other liabilities (MPLX: $246 and $230, respectively)	659	666
Total liabilities	31,915	27,219
Commitments and contingencies (see Note 22)
Redeemable noncontrolling interest	1,003	1,000
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 735 million and 734 million shares (par value $0.01 per share, 1 billion shares authorized)	7	7
Held in treasury, at cost – 279 million and 248 million shares	(12,093)	(9,869)
Additional paid-in capital	13,688	11,262
Retained earnings	13,589	12,864
Accumulated other comprehensive loss	(233)	(231)
Total MPC stockholders’ equity	14,958	14,033
Noncontrolling interests	3,860	6,795
Total equity	18,818	20,828
Total liabilities, redeemable noncontrolling interest and equity	$51,736	$49,047
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
Operating activities:
Net income	$1,470	$675
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	35	30
Depreciation and amortization	1,061	1,057
Pension and other postretirement benefits, net	65	(59)
Deferred income taxes	2	23
Net gain on disposal of assets	(5)	(12)
Income from equity method investments	(166)	(140)
Distributions from equity method investments	217	136
Changes in the fair value of derivative instruments	1	59
Changes in:
Current receivables	(225)	344
Inventories	66	107
Current accounts payable and accrued liabilities	(231)	(208)
All other, net	(41)	(51)
Net cash provided by operating activities	2,249	1,961
Investing activities:
Additions to property, plant and equipment	(1,466)	(1,265)
Acquisitions, net of cash acquired	—	(220)
Disposal of assets	14	37
Investments – acquisitions, loans and contributions	(118)	(677)
– redemptions, repayments and return of capital	15	24
All other, net	37	89
Net cash used in investing activities	(1,518)	(2,012)
Financing activities:
Commercial paper – issued	—	300
– repayments	—	(300)
Long-term debt – borrowings	9,610	2,241
– repayments	(5,270)	(213)
Debt issuance costs	(53)	(21)
Issuance of common stock	21	20
Common stock repurchased	(2,212)	(1,170)
Dividends paid	(430)	(376)
Issuance of MPLX LP common units	—	434
Distributions to noncontrolling interests	(394)	(324)
Contributions from noncontrolling interests	5	128
Contingent consideration payment	—	(89)
All other, net	(19)	(17)
Net cash provided by financing activities	1,258	613
Net increase in cash, cash equivalents and restricted cash	1,989	562
Cash, cash equivalents and restricted cash at beginning of period	3,015	892
Cash, cash equivalents and restricted cash at end of period	$5,004	$1,454
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
Balance as of December 31, 2016	$7	$(7,482)	$11,060	$10,206	$(234)	$6,646	$20,203	$1,000
Net income	—	—	—	513	—	129	642	33
Dividends declared	—	—	—	(375)	—	—	(375)	—
Distributions to noncontrolling interests	—	—	—	—	—	(291)	(291)	(33)
Contributions from noncontrolling interests	—	—	—	—	—	128	128	—
Other comprehensive loss	—	—	—	—	(2)	—	(2)	—
Shares repurchased	—	(1,170)	—	—	—	—	(1,170)	—
Stock-based compensation	—	(12)	47	—	—	1	36	—
Impact from equity transactions of MPLX LP	—	—	78	—	—	315	393	—
Balance as of June 30, 2017	$7	$(8,664)	$11,185	$10,344	$(236)	$6,928	$19,564	$1,000
Balance as of December 31, 2017	$7	$(9,869)	$11,262	$12,864	$(231)	$6,795	$20,828	$1,000
Cumulative effect of adopting new accounting standards	—	—	—	63	—	1	64	—
Net income	—	—	—	1,092	—	342	1,434	36
Dividends declared	—	—	—	(430)	—	—	(430)	—
Distributions to noncontrolling interests	—	—	—	—	—	(361)	(361)	(33)
Contributions from noncontrolling interests	—	—	—	—	—	5	5	—
Other comprehensive loss	—	—	—	—	(2)	—	(2)	—
Shares repurchased	—	(2,212)	—	—	—	—	(2,212)	—
Stock-based compensation	—	(12)	45	—	—	5	38	—
Impact from equity transactions of MPLX LP	—	—	2,381	—	—	(2,927)	(546)	—
Balance as of June 30, 2018	$7	$(12,093)	$13,688	$13,589	$(233)	$3,860	$18,818	$1,003

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2016	731	(203)
Shares repurchased	—	(23)
Shares issued – stock-based compensation	1	—
Balance as of June 30, 2017	732	(226)
Balance as of December 31, 2017	734	(248)
Shares repurchased	—	(31)
Shares issued – stock-based compensation	1	—
Balance as of June 30, 2018	735	(279)
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
Basis of Presentation
All significant intercompany transactions and accounts have been eliminated.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.
Certain prior period financial statement amounts have been reclassified to conform to current period presentation.

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
Revenue Recognition
As described in Note 3, we adopted ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”) effective January 1, 2018. We recognize revenue based on consideration specified in contracts or agreements with customers when we satisfy our performance obligations by transferring control over products or services to a customer. Concurrent with our adoption of ASC 606, we made an accounting policy election that all taxes assessed by a governmental authority that are both imposed on and concurrent with a revenue-producing transaction and collected from our customers will be recognized on a net basis within “Sales and other operating revenues.”
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

•
Midstream - Midstream revenue transactions typically are defined by contracts under which we sell a product or provide a service. Revenues from sales of product are recognized when control of the product transfers to the customer. Revenues from sales of services are recognized over time when the performance obligation is satisfied as services are provided in a series. We have elected to use the output measure of progress to recognize revenue based on the units delivered, processed or transported. The transaction price in our Midstream contracts often has both fixed components, related to minimum volume commitments, and variable components which are primarily dependent on volumes. Variable consideration will generally not be estimated at contract inception as the transaction price is specifically allocable to the services provided at each period end.

Refer to Note 10 for disclosure of our revenue disaggregated by segment and product line, as well as a description of our reportable segment operations.
3. ACCOUNTING STANDARDS
Recently Adopted
ASU 2014-09, Revenue - Revenue from Contracts with Customers (ASC 606)
On January 1, 2018, we adopted the new revenue standard, applying the modified retrospective method, whereby a cumulative effect is recorded to opening retained earnings and ASC 606 is applied prospectively. We recorded a net increase of $1 million to our retained earnings balance as of January 1, 2018 due to the cumulative effect of applying the new revenue standard.
Impact of Adoption
The adoption of ASC 606 did not materially change our revenue recognition patterns. The most significant impacts of adopting ASC 606 for the period ended June 30, 2018 are as follows:

•
a reduction of “Sales and other operating revenues” of $1.36 billion for the three months ended June 30, 2018 and $2.61 billion for the six months ended June 30, 2018 due to our accounting policy election to present taxes incurred concurrently with revenue producing transactions and collected on behalf of our customers on a net basis. For the three and six months ended June 30, 2017, taxes are reflected on a gross basis in “Sales and other operating revenues” and “Cost of revenues”, and include $1.27 billion and $2.47 billion, respectively, of taxes that are now subject to our net basis accounting policy election.

•
an increase to both “Sales and other operating revenues” and “Cost of revenues” of $124 million for the three months ended June 30, 2018 and $240 million for the six months ended June 30, 2018 related to certain Midstream contract provisions for third-party reimbursements, non-cash consideration and imbalances that require gross presentation under ASC 606.  Comparative information continues to be reported under the accounting standards in effect for those periods.

Practical Expedients
We elected the completed contract practical expedient and only applied ASC 606 to contracts that were not completed as of January 1, 2018.
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of June 30, 2018, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, “Receivables, less allowance for doubtful accounts” primarily consists of customer receivables. Significant, non-customer balances included in our receivables at June 30, 2018 include matching buy/sell receivables of $1.50 billion and income tax receivables of $117 million.
ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
We adopted this accounting standards update in the first quarter of 2018 and recorded a $61 million cumulative-effect adjustment as an increase to retained earnings as of January 1, 2018 with the offset recorded as a reduction to “Deferred Income Taxes.”
We also adopted the following standards during the first six months of 2018, none of which had a material impact to our financial statements or financial statement disclosures:

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

Not Yet Adopted
ASU 2018-02, Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued an accounting standards update allowing an entity the choice to reclassify to retained earnings the tax effects related to the TCJA that are stranded in accumulated other comprehensive income. We do not expect adoption of this standard to have a material impact on our financial statements. The amendment is effective beginning in 2019 with early adoption permitted.
ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued an accounting standards update to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness and eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019 with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption. However, since we have not historically designated our commodity derivatives as hedges, we do not expect the adoption of this accounting standards update to have a material impact on our consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued an accounting standards update which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value, which could be different from the amount calculated under the current method using the implied fair value of the goodwill; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.
ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued an accounting standards update related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect application of this accounting standards update to have a material impact on our consolidated financial statements.
ASU 2016-02, Leases
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
As of June 30, 2018, we owned 63.6 percent of the outstanding MPLX common units and control MPLX through our ownership of the general partner interest in MPLX. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to our significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 36.4 percent interest owned by the public. We also record a redeemable noncontrolling interest related to MPLX’s preferred units.
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
Noncontrolling Interest in MPLX
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Six Months Ended June 30,
(In millions)	2018	2017
Increase due to the issuance of MPLX LP common units to the public	$5	$25
Increase due to the issuance of MPLX LP common units and general partner units to MPC	1,114	94
Increase due to GP/IDR Exchange	1,808	—
Increase in MPC's additional paid-in capital	2,927	119
Tax impact	(546)	(41)
Increase in MPC's additional paid-in capital, net of tax	$2,381	$78

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
5. ACQUISITIONS AND INVESTMENTS
Pending Merger with Andeavor
On April 29, 2018, MPC and Andeavor (“ANDV”) entered into a definitive merger agreement under which MPC has agreed to acquire all of ANDV’s outstanding shares. Under the terms of the agreement, ANDV shareholders will have the option to choose 1.87 shares of MPC stock or $152.27 in cash per share of ANDV common stock. The merger agreement includes election proration provisions that will result in approximately 22.9 million Andeavor shares being converted into cash consideration and the remaining Andeavor shares of approximately 128.2 million being converted into stock consideration. The aggregate cash consideration will be approximately $3.5 billion. The transaction was unanimously approved by the boards of directors of both companies, and MPC’s joint proxy statement/prospectus with ANDV has been declared effective by the Securities and Exchange Commission. The closing of the transaction remains subject to, among other things, customary closing conditions, including receipt of the approval of shareholders at the special meetings of both MPC and ANDV, which are scheduled for September 24, 2018.
We recognized transaction costs related to the pending merger of $10 million, which are reflected in selling, general and administrative expenses for the three and six months ended June 30, 2018.
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
Formation of Gathering and Processing Joint Venture
Effective January 1, 2017, MPLX and Antero Midstream formed a joint venture, Sherwood Midstream LLC (“Sherwood Midstream”), to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. MPLX has a 50 percent ownership interest in Sherwood Midstream. In connection with this transaction, MPLX contributed assets then under construction at the Sherwood Complex with a fair value of approximately $134 million and cash of approximately $20 million. Antero Midstream made an initial capital contribution of approximately $154 million.
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
Effective January 1, 2017, MPLX and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MPLX. MPLX contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for a 21 percent ownership interest. The net book value of the contributed assets was approximately $203 million. The contribution was determined to be an in-substance sale of real estate. During the six months ended June 30, 2018, MPLX sold to Sherwood Midstream six percent of its equity ownership in Sherwood Midstream Holdings for $15 million.
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
Crowley Coastal Partners
In May 2016, Crowley Coastal Partners was formed to own an interest in both Crowley Ocean Partners and Crowley Blue Water Partners. We have determined that Crowley Coastal Partners is a VIE based on the terms of the existing financing arrangements for Crowley Blue Water Partners and Crowley Ocean Partners and the associated debt guarantees by MPC and Crowley. Our maximum exposure to loss at June 30, 2018 was $483 million, which includes our equity method investment in Crowley Coastal Partners and the debt guarantees provided to each of the lenders to Crowley Blue Water Partners and Crowley Ocean Partners. We are not the primary beneficiary of this VIE because we do not have the power to control the activities that significantly influence the economic outcomes of the entity and, therefore, do not consolidate the entity.
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
As of June 30, 2018, MarkWest had a 56 percent ownership interest in MarkWest Utica EMG. MarkWest Utica EMG's inability to fund its planned activities without subordinated financial support qualify it as a VIE. Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. We account for our ownership interest in MarkWest Utica EMG as an equity method investment. Our maximum exposure to loss as a result of our involvement with MarkWest Utica EMG includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in MarkWest Utica EMG at June 30, 2018 was $2.1 billion.
Ohio Gathering
Ohio Gathering Company, L.L.C. (“Ohio Gathering”) is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of June 30, 2018, we had a 34 percent indirect ownership interest in Ohio Gathering. As this entity is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG.
Sherwood Midstream
As described in Note 5, MPLX and Antero Midstream formed a joint venture, Sherwood Midstream, to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. As of June 30, 2018, MPLX had a 50 percent ownership interest in Sherwood Midstream. Sherwood Midstream’s inability to fund its planned activities without additional subordinated financial support qualify it as a VIE. MPLX is not deemed to be the primary beneficiary, due to Antero Midstream’s voting rights on significant matters. We account for our ownership interest in Sherwood Midstream using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream at June 30, 2018 was $291 million.
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
Sherwood Midstream Holdings
As described in Note 5, MPLX and Sherwood Midstream entered into a joint venture, Sherwood Midstream Holdings, for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MPLX. MPLX had an initial 79 percent direct ownership in Sherwood Midstream Holdings, in addition to a 10.5 percent indirect interest through its ownership in Sherwood Midstream. Sherwood Midstream Holdings’ inability to fund its operations without additional subordinated financial support qualify it as a VIE. We account for our ownership interest in Sherwood Midstream Holdings using the equity method of accounting as Sherwood Midstream is considered to be the general partner and controls all decisions related to Sherwood Midstream Holdings. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream Holdings includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream Holdings at June 30, 2018 was $155 million.
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

•	Other equity method investees.

We believe that transactions with related parties were conducted on terms comparable to those with unaffiliated parties.
Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
PFJ Southeast	$196	$145	$365	$296
Other equity method investees	3	2	6	5
Total	$199	$147	$371	$301
Sales to related parties consists primarily of sales of refined products.
Other income from related parties, which is included in “Other income” on the accompanying consolidated statements of income, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
MarkWest Utica EMG	$4	$4	$8	$8
Ohio Gathering	4	4	8	8
Sherwood Midstream	2	3	5	4
Other equity method investees	4	4	6	6
Total	$14	$15	$27	$26
Other income from related parties consists primarily of fees received for operating transportation assets for our related parties.
Purchases from related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Crowley Blue Water Partners	$14	$14	$30	$28
Crowley Ocean Partners	20	20	40	39
Illinois Extension Pipeline	23	24	47	49
LOCAP	3	6	7	11
LOOP	14	26	31	39
TAAE	22	23	41	31
TACE	10	9	18	25
TAME	25	21	45	38
Other equity method investees	7	7	20	12
Total	$138	$150	$279	$272
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

Receivables from related parties, which are included in “Receivables, less allowance for doubtful accounts” on the accompanying consolidated balance sheets, were as follows:

(In millions)	June 30, 2018	December 31, 2017
PFJ Southeast	$30	$28
Other equity method investees	8	8
Total	$38	$36
Payables to related parties, which are included in “Accounts payable” on the accompanying consolidated balance sheets, were as follows:

(In millions)	June 30, 2018	December 31, 2017
Illinois Extension Pipeline	$8	$8
LOOP	4	3
MarkWest Utica EMG	26	29
Ohio Gathering	—	9
Sherwood Midstream	8	8
Other equity method investees	10	12
Total	$56	$69
8. INCOME PER COMMON SHARE
We compute basic earnings per share by dividing net income attributable to MPC less income allocated to participating securities by the weighted average number of shares of common stock outstanding. Since MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities, we have calculated our earnings per share using the two-class method. Diluted income per share assumes exercise of certain stock-based compensation awards, provided the effect is not anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$1,055	$483	$1,092	$513
Income allocated to participating securities	1	—	1	—
Income available to common stockholders – basic	$1,054	$483	$1,091	$513
Weighted average common shares outstanding	459	513	467	519
Basic earnings per share	$2.30	$0.94	$2.34	$0.99
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$1,055	$483	$1,092	$513
Income allocated to participating securities	1	—	1	—
Income available to common stockholders – diluted	$1,054	$483	$1,091	$513
Weighted average common shares outstanding	459	513	467	519
Effect of dilutive securities	5	4	5	4
Weighted average common shares, including dilutive effect	464	517	472	523
Diluted earnings per share	$2.27	$0.93	$2.31	$0.98

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Shares issued under stock-based compensation plans	1	—	1	2
9. EQUITY
As of June 30, 2018, we had $5.98 billion of share repurchase authorization remaining under authorizations from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Number of shares repurchased	12	14	31	23
Cash paid for shares repurchased	$885	$750	$2,212	$1,170
Average cost per share	$76.30	$52.35	$71.58	$51.53
As of June 30, 2018, we had agreements to acquire 495,702 common shares for $35 million, which were settled in early July 2018.
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

•	Speedway – sells transportation fuels and convenience merchandise in retail markets in the Midwest, East Coast, Southeast and Gulf Coast regions of the United States.

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

As discussed in Note 4, on February 1, 2018, we contributed certain refining logistics assets and fuels distribution services to MPLX. The results of these new businesses are reported in the Midstream segment prospectively from February 1, 2018, resulting in a net reduction of $232 million and $413 million to Refining & Marketing segment results and a net increase to Midstream segment results of the same amount for the three and six months ended June 30, 2018, respectively. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018.
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

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended June 30, 2018
Revenues:
Third party	$16,105	$5,263	$750	$22,118
Intersegment	2,871	2	762	3,635
Related party	197	2	—	199
Segment revenues	$19,173	$5,267	$1,512	$25,952
Segment income from operations	$1,025	$159	$617	$1,801
Income from equity method investments(b)	4	19	56	79
Depreciation and amortization(b)	252	73	191	516
Capital expenditures and investments(c)	196	88	601	885

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended June 30, 2017
Revenues:
Third party	$12,691	$4,794	$548	$18,033
Intersegment(a)	2,808	1	363	3,172
Related party	145	2	—	147
Segment revenues	$15,644	$4,797	$911	$21,352
Segment income from operations	$562	$238	$332	$1,132
Income from equity method investments(b)	2	21	40	63
Depreciation and amortization(b)	272	65	168	505
Capital expenditures and investments(c)	180	78	494	752

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Six Months Ended June 30, 2018
Revenues:
Third party	$29,517	$9,832	$1,463	$40,812
Intersegment	5,250	3	1,393	6,646
Related party	367	4	—	371
Segment revenues	$35,134	$9,839	$2,856	$47,829
Segment income from operations	$892	$254	$1,184	$2,330
Income from equity method investments(b)	7	33	125	165
Depreciation and amortization(b)	504	152	372	1,028
Capital expenditures and investments(c)	387	127	1,083	1,597

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Six Months Ended June 30, 2017
Revenues:
Third party	$23,912	$9,175	$1,080	$34,167
Intersegment(a)	5,398	2	707	6,107
Related party	297	4	—	301
Segment revenues	$29,607	$9,181	$1,787	$40,575
Segment income from operations	$492	$373	$641	$1,506
Income from equity method investments(b)	4	34	82	120
Depreciation and amortization(b)	539	129	359	1,027
Capital expenditures and investments(c)(d)	372	113	1,564	2,049

(a)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.

(b)	Differences between segment totals and MPC totals represent amounts related to corporate and other unallocated items and are included in “Items not allocated to segments” in the reconciliation below.

(c)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates. See reconciliation from segment totals to MPC total capital expenditures below.

(d)
The Midstream segment includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system for the six months ended June 30, 2017.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Segment income from operations	$1,801	$1,132	$2,330	$1,506
Items not allocated to segments:
Corporate and other unallocated items(a)	(91)	(83)	(180)	(166)
Litigation	—	(86)	—	(86)
Impairments(b)	1	19	1	19
Income from operations	1,711	982	2,151	1,273
Net interest and other financial costs	195	158	378	307
Income before income taxes	$1,516	$824	$1,773	$966

(a)
Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	Includes MPC’s share of gains from the sale of assets remaining from the canceled Sandpiper pipeline project.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Segment capital expenditures and investments	$885	$752	$1,597	$2,049
Less investments in equity method investees(a)	77	111	118	677
Plus items not allocated to segments:
Corporate	17	18	35	34
Capitalized interest	16	14	34	26
Total capital expenditures(b)	$841	$673	$1,548	$1,432

(a)	The six months ended June 30, 2017 includes an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.

(b)
Capital expenditures include changes in capital accruals. See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

Revenues by product line were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Refined products	$19,292	$15,439	$35,450	$29,315
Merchandise	1,286	1,343	2,416	2,535
Crude oil and refinery feedstocks	978	824	1,861	1,511
Midstream services, transportation and other	562	427	1,085	806
Sales and other operating revenues	$22,118	$18,033	$40,812	$34,167
11. OTHER ITEMS
Net interest and other financial costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Interest income	$(25)	$(4)	$(45)	$(9)
Interest expense	229	173	442	336
Interest capitalized	(16)	(18)	(34)	(33)
Loss on extinguishment of debt	—	—	4	—
Other financial costs	7	7	11	13
Net interest and other financial costs	$195	$158	$378	$307
12. INCOME TAXES
The combined federal, state and foreign income tax rate was 19 percent and 30 percent for the three months ended June 30, 2018 and 2017, respectively, and 17 percent and 30 percent for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the three and six months ended June 30, 2018 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interest and equity compensation offset by state and local tax expense. The effective tax rate for the three and six months ended June 30, 2017 was less than the then applicable U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interest, the domestic manufacturing deduction and equity compensation offset by state and local tax expense.
We are continuously undergoing examination of our income tax returns, which have been completed through the 2007 tax year for state returns and the 2009 tax year for our U.S. federal return. As of June 30, 2018, we had $21 million of unrecognized tax benefits.

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
13. INVENTORIES

(In millions)	June 30, 2018	December 31, 2017
Crude oil and refinery feedstocks	$2,059	$2,056
Refined products	2,811	2,839
Materials and supplies	455	494
Merchandise	160	161
Total	$5,485	$5,550
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. There were no material liquidations of LIFO inventories for the six months ended June 30, 2018.
14. PROPERTY, PLANT AND EQUIPMENT

(In millions)	June 30, 2018	December 31, 2017
Refining & Marketing(a)	$18,314	$19,490
Speedway	5,433	5,358
Midstream(a)	17,411	14,898
Corporate and Other	827	792
Total	41,985	40,538
Less accumulated depreciation	15,054	14,095
Property, plant and equipment, net	$26,931	$26,443

(a)
On February 1, 2018, we contributed certain refining logistics assets and fuels distribution services to MPLX. In connection with this transaction, approximately $830 million of net property, plant and equipment was recorded to the Midstream segment with an offsetting reduction to the Refining & Marketing segment.

We own a 33 percent undivided joint interest in the Capline Pipeline System (“Capline”), a crude oil pipeline that runs from St. James, LA to Patoka, IL. We account for this undivided joint interest by recognizing our proportionate share of Capline’s assets on our balance sheet, which are primarily classified as property, plant and equipment. Capline experienced a significant reduction in shipment volumes in the second quarter of 2018 primarily due to recently completed competing pipelines. The pipeline`s owners are proceeding with planning for the reversal of the pipeline to support southbound movements of crude oil as supported by shipper interest indicated during a non-binding open season conducted in 2017. Pending agreement among the owners, southbound service is estimated to commence by the second half of 2022. In the second quarter of 2018, we evaluated our share of Capline assets for impairment in accordance with ASC 360, and determined no impairment existed due to the probability of continuing future cash flows associated with a reversed Capline. As of June 30, 2018, our carrying value was $155 million.

15. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2018
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$134	$—	$—	$(134)	$—	$16
Other assets	3	—	—	N/A	3	—
Total assets at fair value	$137	$—	$—	$(134)	$3	$16

Commodity derivative instruments, liabilities	$171	$—	$2	$(171)	$2	$—
Embedded derivatives in commodity contracts(c)	—	—	66	—	66	—
Total liabilities at fair value	$171	$—	$68	$(171)	$68	$—

	December 31, 2017
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$127	$—	$—	$(118)	$9	$8
Other assets	3	—	—	N/A	3	—
Total assets at fair value	$130	$—	$—	$(118)	$12	$8

Commodity derivative instruments, liabilities	$126	$—	$2	$(126)	$2	$—
Embedded derivatives in commodity contracts(c)	—	—	64	—	64	—
Total liabilities at fair value	$126	$—	$66	$(126)	$66	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2018, cash collateral of $37 million was netted with the mark-to-market derivative liabilities. As of December 31, 2017, $8 million was netted with mark-to-market derivative liabilities.

(b)	We have no derivative contracts that are subject to master netting arrangements reflected gross on the balance sheet.

(c)	Level 3 includes $12 million classified as current at both June 30, 2018 and December 31, 2017.
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
Level 3 instruments are OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.70 to $1.58 per gallon and (2) the probability of renewal of 65 percent for the first five-year term and 84 percent for the second five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another. Increases or decreases in forward NGL prices result in an increase or decrease in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Beginning balance	$60	$175	$66	$190
Contingent consideration payment	—	(131)	—	(131)
Unrealized and realized (gains) losses included in net income	12	(2)	9	(14)
Settlements of derivative instruments	(4)	(1)	(7)	(4)
Ending balance	$68	$41	$68	$41

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the end of period:
Derivative instruments	$11	$(1)	$5	$(12)
Contingent consideration agreement	—	—	—	1
Total	$11	$(1)	$5	$(11)

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at June 30, 2018 and December 31, 2017, excluding the derivative financial instruments and contingent consideration reported above.

	June 30, 2018		December 31, 2017
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Environmental receivables and misc. deposits	30	30	17	17
Total financial assets	$30	$30	$17	$17
Financial liabilities:
Long-term debt(a)	$17,321	$17,023	$13,893	$12,642
Deferred credits and other liabilities	116	107	122	109
Total financial liabilities	$17,437	$17,130	$14,015	$12,751

(a)	Excludes capital leases and debt issuance costs; includes amount classified as debt due within one year.
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
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of June 30, 2018 and December 31, 2017:

(In millions)	June 30, 2018
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$134	$171
Other current liabilities(a)	—	14
Deferred credits and other liabilities(a)	—	54

(In millions)	December 31, 2017
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$127	$126
Other current liabilities(a)	—	14
Deferred credits and other liabilities(a)	—	52

(a)	Includes embedded derivatives.
The tables below summarize open commodity derivative contracts for crude oil and refined products as of June 30, 2018.

	Position	Total Barrels (In thousands)
Crude Oil(a)
Exchange-traded	Long	31,732
Exchange-traded	Short	(33,530)

(a )	98.6 percent of the exchange-traded contracts expire in the third quarter of 2018.

	Position	Total Gallons (In thousands)
Refined Products(a)
Exchange-traded	Long	111,762
Exchange-traded	Short	(228,396)

(a )	92.5 percent of the exchange-traded contracts expire in the third quarter of 2018.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)		Gain (Loss)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2018	2017	2018	2017
Sales and other operating revenues	$(1)	$2	$(2)	$18
Cost of revenues	(56)	(7)	(83)	(31)
Total	$(57)	$(5)	$(85)	$(13)

17. DEBT
Our outstanding borrowings at June 30, 2018 and December 31, 2017 consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Marathon Petroleum Corporation:
Commercial paper	$—	$—
364-day bank revolving credit facility due July 2018(a)	—	—
Trade receivables securitization facility due July 2019	—	—
Bank revolving credit facility due 2022	—	—
Senior notes, 2.700% due December 2018	—	600
Senior notes, 3.400% due December 2020	650	650
Senior notes, 5.125% due March 2021	1,000	1,000
Senior notes, 3.625%, due September 2024	750	750
Senior notes, 6.500%, due March 2041	1,250	1,250
Senior notes, 4.750%, due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 5.000%, due September 2054	400	400
Capital lease obligations due 2018-2033	344	356
MPLX LP:
MPLX bank revolving credit facility due 2022	—	505
MPLX senior notes, 5.500%, due February 2023	710	710
MPLX senior notes, 3.375%, due March 2023	500	—
MPLX senior notes, 4.500%, due July 2023	989	989
MPLX senior notes, 4.875%, due December 2024	1,149	1,149
MPLX senior notes, 4.000%, due February 2025	500	500
MPLX senior notes, 4.875%, due June 2025	1,189	1,189
MarkWest senior notes, 4.500% - 5.500%, due 2023 - 2025	63	63
MPLX senior notes, 4.125%, due March 2027	1,250	1,250
MPLX senior notes, 4.000%, due March 2028	1,250	—
MPLX senior notes, 4.500%, due April 2038	1,750	—
MPLX senior notes, 5.200%, due March 2047	1,000	1,000
MPLX senior notes, 4.700%, due April 2048	1,500	—
MPLX senior notes, 4.900%, due April 2058	500	—
MPLX capital lease obligations due 2020	7	7
Total	17,801	13,418
Unamortized debt issuance costs	(107)	(59)
Unamortized discount(b)	(427)	(413)
Amounts due within one year	(26)	(624)
Total long-term debt due after one year	$17,241	$12,322

(a)	The 364-day facility expired on July 20, 2018.

(b)
Includes $349 million and $374 million of unamortized discount as of June 30, 2018 and December 31, 2017, respectively, related to the difference between the fair value and the principal amount of assumed MarkWest debt.

Commercial Paper
During the six months ended June 30, 2018, we had no borrowings or repayments under the commercial paper program. At June 30, 2018, we had no amounts outstanding under the commercial paper program.

Trade Receivables Securitization Facility
At June 30, 2018, we had no amounts outstanding under our trade receivables securitization facility.
MPC Bank Revolving Credit Facilities
There were no borrowings or letters of credit outstanding under the MPC bank revolving credit facility at June 30, 2018.
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
MPLX Credit Agreement
During the six months ended June 30, 2018, MPLX borrowed $50 million under the MPLX bank revolving credit facility, at an average interest rate of 3.0 percent, and repaid $555 million. At June 30, 2018, MPLX had no outstanding borrowings and $3 million letters of credit outstanding under the MPLX bank revolving credit facility, resulting in total availability of approximately $2.25 billion.
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
18. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(In millions)	2018	2017
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$279	$231
Income taxes paid to taxing authorities	40	198
Non-cash investing and financing activities:
Contribution of assets to joint venture(a)	—	337

(a)	MarkWest’s contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings. See Note 5.

(In millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$4,999	$3,011
Restricted cash(a)	5	4
Cash, cash equivalents and restricted cash(b)	$5,004	$3,015

(a)	The restricted cash balance is included within “Other current assets” on the consolidated balance sheets.

(b)	As a result of the adoption of ASU 2016-18, the consolidated statements of cash flows now explain the change during the period of both “Cash and cash equivalents” and “Restricted cash.”

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2018	2017
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,466	$1,265
Asset retirement expenditures	5	1
Increase (decrease) in capital accruals	77	(54)
Total capital expenditures before acquisitions	1,548	1,212
Acquisitions(a)	—	220
Total capital expenditures	$1,548	$1,432

(a)	The six months ended June 30, 2017 reflects the acquisition of the Ozark pipeline.
19. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2016	$(233)	$(7)	$4	$2	$(234)
Other comprehensive income before reclassifications	1	—	—	—	1
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(19)	(2)	—	—	(21)
– actuarial loss/(gain)(a)	18	(1)	—	—	17
– settlement loss(a)	1	—	—	—	1
Other(b)	—	—	—	(1)	(1)
Tax effect	(1)	2	—	—	1
Other comprehensive loss	—	(1)	—	(1)	(2)
Balance as of June 30, 2017	$(233)	$(8)	$4	$1	$(236)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2017	$(190)	$(48)	$4	$3	$(231)
Other comprehensive income (loss) before reclassifications	2	(1)	(2)	—	(1)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(16)	(2)	—	—	(18)
– actuarial loss(a)	17	—	—	—	17
– settlement loss(a)	2	—	—	—	2
Other(b)	—	—	—	(2)	(2)
Tax effect	(1)	1	—	—	—
Other comprehensive income (loss)	4	(2)	(2)	(2)	(2)
Balance as of June 30, 2018	$(186)	$(50)	$2	$1	$(233)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 20.

(b)	This amount was reclassified out of accumulated other comprehensive loss and is included in selling, general and administrative on the consolidated statements of income.

20. DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$35	$35	$8	$6
Interest cost	18	18	8	7
Expected return on plan assets	(24)	(24)	—	—
Amortization – prior service credit	(8)	(9)	(1)	(1)
– actuarial loss (gain)	8	9	—	(1)
– settlement loss	1	1	—	—
Net periodic benefit cost	$30	$30	$15	$11

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$71	$66	$15	$13
Interest cost	36	37	15	15
Expected return on plan assets	(50)	(50)	—	—
Amortization – prior service credit	(16)	(19)	(2)	(2)
– actuarial loss (gain)	17	18	—	(1)
– settlement loss	2	1	—	—
Net periodic benefit cost	$60	$53	$28	$25
The components of net periodic benefit cost other than the service cost component are included in the line item “Net interest and other financial costs” in the income statement.
During the six months ended June 30, 2018, we made no contributions to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $7 million and $16 million, respectively, during the six months ended June 30, 2018.
21. STOCK-BASED COMPENSATION PLANS
Stock Option Awards
The following table presents a summary of our stock option award activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	8,465,398	$33.74
Granted	903,797	67.71
Exercised	(796,571)	25.89
Forfeited or expired	(11,219)	51.67
Outstanding at June 30, 2018	8,561,405	38.03
The grant date fair value of stock option awards granted during the six months ended June 30, 2018 was $17.21 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the six months ended June 30, 2018:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,188,662	$45.07	285,164	$29.95
Granted	432,792	70.31	14,019	70.54
RS Vested/RSUs Issued	(544,900)	44.83	(1,829)	43.28
Forfeited	(31,280)	47.13	—	—
Outstanding at June 30, 2018	1,045,274	55.58	297,354	31.78
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the six months ended June 30, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	6,851,542	$0.81
Granted	3,830,000	0.83
Vested	(2,052,959)	0.95
Forfeited	(10,000)	0.92
Outstanding at June 30, 2018	8,618,583	0.79
The performance unit awards granted during the six months ended June 30, 2018 have a grant date fair value of $0.83 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the six months ended June 30, 2018, MPLX granted equity-based compensation awards under the MPLX LP 2018 and MPLX LP 2012 Incentive Compensation Plans. The compensation expense for these awards is not material to our consolidated financial statements.
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
At June 30, 2018 and December 31, 2017, accrued liabilities for remediation totaled $108 million and $114 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $48 million and $45 million at June 30, 2018 and December 31, 2017, respectively.

We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
MarkWest Environmental Proceeding
MarkWest Liberty Midstream & Resources, L.L.C., a wholly owned subsidiary of MPLX (“MarkWest Liberty Midstream”), and its affiliates agreed in principle to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, related to civil enforcement allegations associated with permitting and other regulatory obligations for launcher/receiver and compressor station facilities in southeastern Ohio and western Pennsylvania. On April 24, 2018, MarkWest Liberty Midstream and its affiliates entered into a Consent Decree with the EPA and the Pennsylvania Department of Environmental Protection (“PADEP”) resolving these issues, pursuant to which MarkWest Liberty Midstream will pay a penalty of $0.6 million and undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, in addition to other related projects that are substantially complete. The Consent Decree was approved by the court on July 9, 2018 and the penalty has been paid.
Litigation Relating to the Pending Merger with Andeavor
Between June 20 and July 11, 2018, six putative class actions were filed against some or all of Andeavor, the directors of Andeavor, and MPC Mahi Inc. (“Merger Sub 1”) and Mahi LLC (“Merger Sub 2” and, together with MPC and Merger Sub 1, the “MPC Defendants”), relating to the merger. Two complaints, Malka Raul v. Andeavor, et al., and Stephen Bushansky v. Andeavor, et al., were filed in the U.S. District Court for the Western District of Texas. Four complaints, captioned The Vladimir Gusinsky Rev. Trust v. Andeavor, et al., Lawrence Zucker v. Andeavor, et al., Mel Gross v. Andeavor, et al., and Hudson v. Andeavor, et al. were filed in the U.S. District Court for the District of Delaware. The complaints generally allege that Andeavor, the directors of Andeavor and the MPC Defendants disseminated a false or misleading registration statement regarding the proposed merger in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Specifically, the complaints allege that the registration statement filed by MPC misstated or omitted material information regarding the parties’ financial projections and the analyses performed by Andeavor’s and MPC’s respective financial advisors, and that disclosure of material information is necessary in light of preclusive deal protection provisions in the merger agreement, the financial interests of Andeavor’s officers and directors in completing the deal, and the financial interests of Andeavor’s and MPC’s respective financial advisors. The complaints further allege that the directors of Andeavor and/or the MPC Defendants are liable for these violations as “controlling persons” of Andeavor under Section 20(a) of the Exchange Act. The complaints seek injunctive relief, including to enjoin and/or rescind the merger, damages in the event the merger is consummated, and an award of attorneys’ fees, in addition to other relief. Additional lawsuits arising out of the proposed merger may be filed in the future. We believe that the lawsuits are without merit and intend to defend vigorously against them and any other lawsuits challenging the merger. Therefore, at this time, we do not believe the ultimate resolution of these lawsuits will have a material adverse effect.
Other Lawsuits
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
Guarantees related to indebtedness of equity method investees—MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $160 million as of June 30, 2018.
We hold an interest in a refined products pipeline through our investment in Centennial, and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $23 million as of June 30, 2018.
In connection with our 50 percent indirect interest in Crowley Ocean Partners, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of June 30, 2018, our maximum potential undiscounted payments under this agreement for debt principal totaled $163 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. The maximum exposure under these arrangements is 50 percent of the amount of the debt, which was $132 million as of June 30, 2018.

Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $2 million as of June 30, 2018, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 12, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $92 million as of June 30, 2018, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual Commitments and Contingencies
At June 30, 2018, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $901 million.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “imply,” “intend,” “objective,” “opportunity,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “prospective,” “pursue,” “seek,” “strategy,” “target,” “could,” “may,” “should,” “will,” “would,” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting our business, see”Risk Factors” below, together with Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We have two strong retail brands: Speedway® and Marathon®. We believe that Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,740 convenience stores in 22 states throughout the Midwest, East Coast, Southeast and Gulf Coast. The Marathon brand is an established transportation fuel brand in the Midwest and Southeast regions of the United States, and is available through approximately 5,600 retail outlets operated by independent entrepreneurs in 20 states and the District of Columbia.
Through our ownership interest in MPLX, we own and operate significant midstream energy infrastructure assets. We are one of the largest processors of natural gas in the United States and the largest processor and fractionator in the Marcellus and Utica shale regions. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: approximately 5.9 bcf/d of gathering capacity, 8.7 bcf/d of natural gas processing capacity and 610 mbpd of NGL fractionation capacity. We also own, lease or have ownership interests in approximately 10,800 miles of crude oil and refined product pipelines, as well as refining logistics assets, including tanks, docks and loading racks located at our six refineries. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges. In addition, MPLX provides scheduling and marketing services (“fuels distribution services”) to our Refining & Marketing segment.
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

•	Speedway – sells transportation fuels and convenience merchandise in retail markets in the Midwest, East Coast, Southeast and Gulf Coast regions of the United States.

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

Recent Developments
On April 29, 2018, MPC and Andeavor entered into a definitive merger agreement under which MPC has agreed to acquire all of Andeavor’s outstanding shares. Under the terms of the agreement, Andeavor shareholders will have the option to choose 1.87 shares of MPC stock or $152.27 in cash per share of Andeavor common stock. The merger agreement includes election proration provisions that will result in approximately 22.9 million Andeavor shares being converted into cash consideration and the remaining Andeavor shares of approximately 128.2 million being converted into stock consideration. The aggregate cash consideration will be approximately $3.5 billion.
This anticipated transaction combines two strong, complementary companies to create a leading U.S. refining, marketing, and midstream company. The proposed combination substantially increases MPC’s geographic diversification and scale and strengthens each of our operating segments by: diversifying our refining portfolio into attractive markets while also increasing access to advantaged feedstocks, enhancing our midstream footprint in the Permian basin, and creating a nationwide retail and marketing portfolio that is expected to substantially improve efficiencies and enhance our ability to serve customers. We expect the combination to generate approximately $1 billion in tangible annual gross run-rate cost and operating synergies within the first three years, significantly enhancing our long-term cash flow generation profile.
On July 3, 2018, MPC and Andeavor announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired in connection with the proposed transaction. The parties have also received the necessary regulatory clearance by the Canadian Commissioner of Competition pursuant to the Competition Act (Canada). Together, these matters satisfy certain conditions for the closing of the proposed merger.
MPC’s joint proxy statement/prospectus with Andeavor has been declared effective by the Securities and Exchange Commission. The closing of the transaction remains subject to, among other things, customary closing conditions, including receipt of the approval of shareholders at the special meetings of both MPC and Andeaovor, which are scheduled for September 24, 2018.
In connection with this strategic combination, on April 30, 2018, we also announced that our board authorized an incremental $5 billion of share repurchases. Following the combination, we plan to continue our balanced approach to investing in the business and returning cash to our investors, while maintaining our commitment to an investment-grade credit profile.
The above discussion contains forward-looking statements with respect to the proposed transaction between MPC and Andeavor. Factors that could affect the proposed transaction between MPC and Andeavor include, but are not limited to, the ability of MPC and Andeavor to complete the proposed transaction on the anticipated terms and timetable; the ability to obtain shareholder approval; the ability to satisfy various other conditions to the closing of the proposed transaction; the risk that the cost savings and any other synergies from the proposed transaction may not be fully realized or may take longer to realize than expected; disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees or suppliers; and risks relating to any unforeseen liabilities of Andeavor. Some factors that could cause actual results to differ materially from those implied in the forward-looking statements regarding the benefits of the proposed transaction include: future levels of revenues, refining and marketing margins, operating costs, retail gasoline and distillate margins, merchandise margins, income from operations, net income or earnings per share; the regional, national and worldwide availability and pricing of refined products, crude oil, natural gas, NGLs and other feedstocks; consumer demand for refined products; our ability to manage disruptions in credit markets or changes to our credit rating; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; the reliability of processing units and other equipment; business strategies, growth opportunities and expected investment; MPC’s share repurchase authorizations, including the timing and amounts of any common stock repurchases; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan and to effect any share repurchases, including within the expected timeframe; the effect of restructuring or reorganization of business components; the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; continued or further volatility in and/or degradation of general economic, market, industry or business conditions; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; the anticipated effects of actions of third parties such as competitors, activist investors or federal, foreign, state or local regulatory authorities or plaintiffs in litigation; and the impact of adverse market conditions or other similar risks to those identified herein affecting MPLX and ANDX. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and “Risk Factors” below, together with Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended Dec. 31, 2017.

EXECUTIVE SUMMARY
Results
Select results are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Income from operations by segment
Refining & Marketing	$1,025	$562	$892	$492
Speedway	159	238	254	373
Midstream	617	332	1,184	641
Items not allocated to segments	(90)	(150)	(179)	(233)
Income from operations	$1,711	$982	$2,151	$1,273
Provision for income taxes	$281	$250	$303	$291
Net income attributable to noncontrolling interests	$160	$74	$342	$129
Net income attributable to MPC	$1,055	$483	$1,092	$513
Net income attributable to MPC per diluted share	$2.27	$0.93	$2.31	$0.98
Net income attributable to MPC was $1.06 billion, or $2.27 per diluted share, in the second quarter and $1.09 billion, or $2.31 per diluted share, in the first six months of 2018 compared to $483 million, or $0.93 per diluted share, and $513 million, or $0.98 per diluted share, for the same periods of 2017.
Refining & Marketing segment income from operations increased $463 million in the second quarter and $400 million in the first six months of 2018, compared to the same periods of 2017. The increases in segment results were primarily driven by positive Midwest and Gulf Coast crack spreads on an ex-RIN basis as well as wider sweet and sour and WTI crude differentials. These favorable effects more than offset the net reduction in Refining & Marketing segment results associated with the February 1, 2018, dropdown transaction of $232 million and $413 million for the second quarter and first six months of 2018, respectively. Midstream segment results include net increases of the same amounts. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018. The change in segment results in the first six months of 2018 also reflects a benefit related to the retroactive enactment of a biodiesel blending tax credit for 2017.
Refinery utilization was 99.9 percent during the second quarter resulting in record crude throughput of 1.9 million barrels per day. The USGC and Chicago LLS blended 6-3-2-1 crack spread on an ex-RIN basis was $6.98 per barrel in the second quarter of 2018 as compared to $5.71 per barrel in the second quarter of 2017. These crack spreads reflect blended 6-3-2-1 crack spreads of $9.14 and $9.18 per barrel for the second quarter of 2018 and 2017, respectively, less RIN crack adjustments of $2.16 and $3.46 per barrel for the second quarter of 2018 and 2017, respectively.
The USGC and Chicago LLS blended 6-3-2-1 crack spread on an ex-RIN basis was $5.86 per barrel in the first six months of 2018 as compared to $5.24 per barrel in the first six months of 2017. These crack spreads reflect blended 6-3-2-1 crack spreads of $8.43 and $8.46 per barrel for the first six months of 2018 and 2017, respectively, less RIN crack adjustments of $2.58 and $3.22 per barrel for the first six months of 2018 and 2017, respectively.
Speedway segment income from operations decreased $79 million in the second quarter and $119 million in the first six months of 2018, compared to the same periods of 2017. The decreases were primarily related to lower light product margins and higher expenses. Speedway’s gasoline and distillate margin decreased to 16.45 cents per gallon in the second quarter of 2018 compared with 18.35 cents per gallon in the second quarter of 2017 and decreased to 16.04 cents per gallon in the first six months of 2018 compared with 17.04 cents per gallon in the first six months of 2017, primarily due to the effects of rising crude oil prices.
Expenses increased $24 million and $42 million in the second quarter and first six months of 2018, respectively, primarily due to higher labor and benefit costs. Depreciation was $8 million and $23 million higher in the second quarter and first six months of 2018, respectively, due to increased investment in the business as well as accelerated depreciation in the first six months of 2018 due to Speedway’s upgrade of dispenser technology to provide marketing earnings enhancements and strengthen customer bank card security in advance of the required timeframe. Gains on the sale of assets of $6 million and $10 million in the second quarter and first six months of 2017, respectively, also contributed to the change in segment earnings. In addition, during the first quarter of 2018, multiple storms in the Northeast and Midwest markets resulted in reduced traffic at Speedway stores.

Midstream segment income from operations, which largely reflects MPLX, increased $285 million in the second quarter and $543 million in the first six months of 2018 compared to the same periods of 2017. These results include $232 million and $413 million in the second quarter and first six months of 2018, respectively, from the refining logistics assets and fuels distribution services contributed to MPLX on February 1, 2018. Prior period Midstream segment results do not reflect the impact of these new businesses. Strong second-quarter Midstream segment results benefited from record gathered, processed and fractionated volumes as well as pipeline throughput volumes.
Items not allocated to segments in both periods of 2018 include approximately $10 million of transaction costs related to the pending merger with Andeavor. Both periods of 2017 include an $86 million litigation charge and a $19 million gain on asset liquidations related to a canceled project.
Net income attributable to noncontrolling interests increased $86 million in the second quarter and $213 million in the first six months of 2018 compared to the same periods of 2017 due to higher MPLX net income resulting primarily from the February 1, 2018 dropdown transaction, partially offset by the reduced ownership in MPLX held by noncontrolling interests following the recent dropdown transactions and the GP/IDR Exchange. Noncontrolling interest ownership in MPLX decreased to 36.4 percent at June 30, 2018 from 72.8 percent at June 30, 2017. Beginning with the second quarter of 2018, the holders of MPLX preferred units are entitled to receive a quarterly distribution equal to the greater of $0.528125 per unit or the amount of distributions they would have received on an as converted basis. On July 26, 2018, MPLX declared a quarterly cash distribution of $0.6275 per common unit representing the distribution of income earned during the second quarter of 2018. The Preferred units will receive this rate in lieu of the lower $0.528125 base amount.
MPLX LP
As of June 30, 2018, we owned 63.6 percent of the outstanding MPLX common units and control MPLX through our ownership of the general partner interest in MPLX.
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

Distributions from MPLX
The following table summarizes the cash distributions we received from MPLX.

	Six Months Ended June 30,
(In millions)	2018	2017
Cash distributions received from MPLX:
General partner distributions, including IDRs	$—	$124
Limited partner distributions	459	92
Total	$459	$216
We owned approximately 505 million MPLX common units at June 30, 2018 valued at $17.23 billion based on the June 29, 2018 closing price of $34.14 per common unit.
On July 25, 2018, MPLX declared a quarterly cash distribution of $0.6275 per common unit payable on August 14, 2018. As a result, MPLX will make distributions totaling $497 million to its common unitholders. MPC’s portion of these distributions is approximately $316 million.
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

•
Effective January 1, 2017, MPLX, through its wholly owned subsidiary MarkWest, and Antero Midstream formed a joint venture, Sherwood Midstream, to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. MarkWest has a 50 percent ownership interest in Sherwood Midstream. In connection with this transaction, MarkWest contributed certain gas processing plants currently under construction at the Sherwood Complex with a fair value of approximately $134 million and cash of approximately $20 million and sold Class A Interests in MarkWest Ohio Fractionation to Sherwood Midstream for $126 million in cash. Sherwood Midstream Holdings, a joint venture with MarkWest and Sherwood Midstream, was also formed to own, operate and maintain certain assets owned by Sherwood Midstream and MarkWest. MarkWest contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. During the three months ended March 31, 2018, MarkWest Liberty Midstream sold to Sherwood Midstream 6 percent of their equity ownership in Sherwood Midstream Holdings for $15 million.

See Note 5 to the unaudited consolidated financial statements for additional information on these acquisitions and investments and Note 6 for additional information related to the investments in Sherwood Midstream, Ohio Fractionation and Sherwood Midstream Holdings.
Share Repurchases
During the six months ended June 30, 2018, we repurchased 31 million common shares at an average cost per share of $71.58 funded primarily by after tax proceeds from the February 1, 2018 dropdown to MPLX.
Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $12.02 billion of our common stock, leaving $5.98 billion available for repurchases. See Note 9 to the unaudited consolidated financial statements.
Liquidity
As of June 30, 2018, we had cash and cash equivalents of approximately $5.00 billion, excluding MPLX's cash and cash equivalents, $3.5 billion of unused bank revolving credit facilities and full availability under our $750 million trade receivables facility. Our $1 billion 364-day facility, which was part of our unused bank revolving credit facilities, expired on July 20, 2018. We intend to replace this facility with a new facility to become effective upon the closing of the Andeavor merger. As of

June 30, 2018, we did not have any commercial paper borrowings outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of June 30, 2018, MPLX had cash and cash equivalents of $3 million and approximately $2.25 billion available through its bank revolving credit facility and approximately $888 million available through its intercompany credit facility with MPC.
The above discussion contains forward-looking statements with respect to our business strategies and our share repurchase authorizations. Factors that could affect our business strategies include, but are not limited to, our ability to achieve the strategic and other objectives related to the strategic initiatives; the impact of adverse market conditions affecting MPC’s and MPLX’s midstream businesses; and adverse changes in laws including with respect to tax and regulatory matters. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, our ability to generate sufficient income and cash flow to effect share repurchases; our ability to manage disruption in credit markets or changes to our credit rating; business conditions; availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and “Risk Factors”, together with Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2018	2017	Variance	2018	2017	Variance
Revenues and other income:
Sales and other operating revenues(a)	$22,118	$18,033	$4,085	$40,812	$34,167	$6,645
Sales to related parties	199	147	$52	371	301	$70
Income from equity method investments	80	83	(3)	166	140	26
Net gain on disposal of assets	3	7	(4)	5	12	(7)
Other income	45	84	(39)	75	127	(52)
Total revenues and other income	22,445	18,354	4,091	41,429	34,747	6,682
Costs and expenses:
Cost of revenues (excludes items below)(a)	19,517	16,101	3,416	36,887	31,047	5,840
Purchases from related parties	138	150	(12)	279	272	7
Depreciation and amortization	533	521	12	1,061	1,057	4
Selling, general and administrative expenses	424	485	(61)	826	875	(49)
Other taxes	122	115	7	225	223	2
Total costs and expenses	20,734	17,372	3,362	39,278	33,474	5,804
Income from operations	1,711	982	729	2,151	1,273	878
Net interest and other financial costs	195	158	37	378	307	71
Income before income taxes	1,516	824	692	1,773	966	807
Provision for income taxes	281	250	31	303	291	12
Net income	1,235	574	661	1,470	675	795
Less net income attributable to:
Redeemable noncontrolling interest	20	17	3	36	33	3
Noncontrolling interests	160	74	86	342	129	213
Net income attributable to MPC	$1,055	$483	$572	$1,092	$513	$579

(a)
We adopted ASU 2014-09, Revenue - Revenue from contracts with customers (ASC 606), as of January 1, 2018, and elected to report certain taxes on a net basis. We applied the standard using the modified retrospective method and, therefore, comparative information continues to reflect certain taxes on a gross basis.

Net income attributable to MPC increased $572 million in the second quarter and $579 million in the first six months of 2018 compared to the same periods of 2017, primarily due to increases in income from operations partially offset by increases in net income attributable to noncontrolling interests.
Sales and other operating revenues increased $4.09 billion in the second quarter and $6.65 billion in the first six months of 2018 compared to the same periods of 2017. The increases were primarily due to higher average refined product sales prices, which increased $0.53 per gallon and $0.40 per gallon, respectively. These increases were partially offset by our election to present revenues net of certain taxes under ASC 606 prospectively from January 1, 2018, which resulted in a decrease in revenues of $1.36 billion and $2.61 billion in the second quarter and first six months of 2018, respectively. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information.

Sales to related parties increased $52 million in the second quarter and $70 million in the first six months of 2018 compared to the same periods of 2017, due to higher average refined product sales prices.
Income from equity method investments increased $26 million in the first six months of 2018 compared to the same period of 2017, primarily due to an increase in income from gathering and processing affiliates.
Other income decreased $39 million in the second quarter and $52 million in the first six months of 2018 compared to the same periods of 2017, primarily due to decreases in RIN sales.
Cost of revenues increased $3.42 billion in the second quarter and $5.84 billion in the first six months of 2018 compared to the same periods of 2017, primarily due to:

•	increases in refined product cost of sales of $4.43 billion and $7.80 billion, respectively, primarily due to higher raw material costs; and

•
decreases in certain taxes of $1.36 billion and $2.61 billion, respectively, as a result of our election to present revenues net of certain taxes under ASC 606 prospectively from January 1, 2018. For the second quarter and first six months of 2017, certain taxes continue to be presented on a gross basis and are included in cost of revenues. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information on recently adopted accounting standards.

Selling, general and administrative expenses decreased $61 million in the second quarter and $49 million in the first six months of 2018 compared to the same periods of 2017. Selling, general and administrative expenses in both periods of 2018 include approximately $10 million of transaction costs related to the pending merger with Andeavor and both periods of 2017 include an $86 million litigation charge.
Net interest and other financial costs increased $37 million in the second quarter and $71 million in the first six months of 2018 compared to the same periods of 2017, primarily due to increased MPLX borrowings.
Provision for income taxes increased $31 million in the second quarter and $12 million in the first six months of 2018 compared to the same periods of 2017, primarily due to increases in income before income taxes of $692 million and $807 million, respectively, offset by lower effective tax rates under the TCJA. The combined federal, state and foreign income tax rate was 19 percent and 30 percent for the three months ended June 30, 2018 and 2017, respectively, and 17 percent and 30 percent for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the three and six months ended June 30, 2018 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interest and equity compensation offset by state and local tax expense. The effective tax rate for the three and six months ended June 30, 2017 was less than the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interest, the domestic manufacturing deduction and equity compensation offset by state and local tax expense.
Net income attributable to noncontrolling interests increased $86 million in the second quarter and $213 million in the first six months of 2018 compared to the same periods of 2017 due to higher MPLX net income resulting primarily from the February 1, 2018 dropdown transaction, partially offset by the reduced ownership in MPLX held by noncontrolling interests following the recent dropdown transactions and the GP/IDR Exchange. Noncontrolling interest ownership in MPLX decreased to 36.4 percent at June 30, 2018 from 72.8 percent at June 30, 2017.
Segment Results
Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP. We believe these non-GAAP financial measures are useful to investors and analysts to assess our ongoing financial performance because, when reconciled to its most comparable GAAP financial measure, they provide improved comparability between periods through the exclusion of certain items that we believe are not indicative of our core operating performance and that may obscure our underlying business results and trends. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measures we use are as follows:
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
Speedway Merchandise Margin
Speedway merchandise margin is defined as the price paid by consumers less the cost of merchandise.
See the reconciliations of these non-GAAP financial measures in the following segment discussions.
Refining & Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
Key Financial and Operating Data	2018	2017	2018	2017
Refining & Marketing revenues (in millions)(a)	$19,173	$15,644	$35,134	$29,607
Refining & Marketing intersegment sales to Speedway (in millions)(a)	$2,871	$2,808	$5,250	$5,398
Refining & Marketing intersegment fees paid to Midstream (in millions)	$762	$363	$1,393	$707
Refining & Marketing income from operations (in millions)	$1,025	$562	$892	$492
Refined product sales volumes (mbpd)(b)	2,392	2,358	2,327	2,215
Refined product intersegment sales volumes to Speedway (millions of gallons)	1,397	1,431	2,729	2,767
Refined product export sales volumes (mbpd)(c)	311	313	292	271
Average refined product sales prices (dollars per gallon)(d)	$2.16	$1.63	$2.05	$1.65
Average refined product intersegment sales prices to Speedway (dollars per gallon)(d)	$2.45	$1.96	$2.32	$1.94
Refinery throughputs (mbpd):
Crude oil refined	1,878	1,864	1,812	1,688
Other charge and blendstocks	160	159	160	179
Total	2,038	2,023	1,972	1,867
Sour crude oil throughput percent	55	62	53	64
WTI-priced crude oil throughput percent	28	20	27	18
Refining & Marketing margin (dollars per barrel)(e)	$15.40	$11.32	$13.08	$11.47
Refinery direct operating costs (dollars per barrel)(f):
Planned turnaround and major maintenance	$0.98	$1.01	$1.58	$1.96
Depreciation and amortization	1.27	1.39	1.32	1.50
Other manufacturing(g)	3.54	3.84	3.80	4.24
Total	$5.79	$6.24	$6.70	$7.70

(a)
We adopted ASU 2014-09, Revenue - Revenue from contracts with customers (ASC 606), as of January 1, 2018, and elected to report certain taxes on a net basis. We applied the standard using the modified retrospective method and, therefore, comparative information continues to reflect certain taxes on a gross basis.

(b)	Includes intersegment sales and sales destined for export.

(c)	Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

(d)	Refined product sales prices include consumer excise taxes.

(e)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(f)
Per barrel of total refinery throughputs. Effective with the February 1, 2018 dropdown, direct operating costs related to certain refining logistics assets are now reported in the Midstream segment. No effect was given to prior periods as this entity was not considered a business prior to February 1, 2018.

(g)	Includes utilities, labor, routine maintenance and other operating costs.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Refining & Marketing margin to Refining & Marketing income from operations (in millions)	2018	2017	2018	2017
Refining & Marketing income from operations	$1,025	$562	$892	$492
Plus:
Refinery direct operating costs(a)	839	894	1,920	2,096
Refinery depreciation and amortization	235	255	471	506
Other:
Operating expenses, net(a)(b)	739	355	1,353	747
Depreciation and amortization	17	17	33	33
Refining & Marketing margin(c)	$2,855	$2,083	$4,669	$3,874

(a)	Excludes depreciation and amortization.

(b)	Includes fees paid to MPLX for various midstream services. MPLX’s results are reported in MPC’s Midstream segment.

(c)	Sales revenue less cost of refinery inputs and purchased products, excluding any LCM inventory adjustment.
The following table presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment’s business. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended June 30,		Six Months Ended June 30,
Benchmark Prices (dollars per gallon)	2018	2017	2018	2017
Chicago spot unleaded regular gasoline	$2.02	$1.49	$1.88	$1.49
Chicago spot ultra-low sulfur diesel	2.12	1.48	2.03	1.50
USGC spot unleaded regular gasoline	2.02	1.52	1.92	1.53
USGC spot ultra-low sulfur diesel	2.11	1.47	2.02	1.52
Market Indicators (dollars per barrel)
Chicago LLS 6-3-2-1 crack spread(a)(b)	$9.24	$8.96	$8.02	$7.80
USGC LLS 6-3-2-1 crack spread(a)	9.07	9.32	8.71	8.89
Blended 6-3-2-1 crack spread(a)(c)	9.14	9.18	8.43	8.46
LLS	73.03	50.17	69.51	51.77
WTI	67.91	48.15	65.46	49.95
LLS—WTI crude oil differential(a)	5.12	2.03	4.05	1.82
Sweet/Sour crude oil differential(a)(d)	9.46	5.48	8.63	6.15

The following table includes the impacts of changes in the market indicators on Refining & Marketing segment results. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended June 30,		Six Months Ended June 30,
Market Indicators impact on Refining & Marketing segment income	2018 vs. 2017 Variance		2018 vs. 2017 Variance
	(dollars per barrel)	(in millions)	(dollars per barrel)	(in millions)
Chicago LLS 6-3-2-1 crack spread(a)(b)	$0.28	$26	$0.22	$91
USGC LLS 6-3-2-1 crack spread(a)(e)	(0.25)	(21)	(0.18)	62
LLS – WTI crude oil differential(a)	3.09	180	2.23	267
Sweet/Sour crude oil differential(a)(d)	3.98	320	2.48	312
LLS Prompt vs LLS Delivered Cost	1.74	48	0.30	20
Total		$553		$752

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 40 percent/60 percent based on our refining capacity by region.

(d)	LLS (prompt) – [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].

(e)	In the first six months of 2018, volume increases offset the narrowing crack spread resulting in a positive impact on segment income.
Refining & Marketing segment revenues increased $3.53 billion in the second quarter and $5.53 billion in the first six months of 2018 compared to the same periods of 2017. The increases were primarily due to increases in refined product sales prices, which increased $0.53 per gallon and $0.40 per gallon, respectively. These increases were partially offset by our election to present revenues net of certain taxes under ASC 606 prospectively from January 1, 2018, which resulted in a decrease in Refining & Marketing segment revenues of $1.15 billion and $2.21 billion in the second quarter and first six months of 2018, respectively. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information.
Refining & Marketing intersegment sales to our Speedway segment increased $63 million in the second quarter and decreased $148 million in the first six months of 2018 compared to the same periods of 2017. Refined product sales prices to Speedway increased $0.49 per gallon in the second quarter and $0.38 per gallon in the first six months of 2018. Our election to present revenues net of consumer excise taxes under ASC 606 prospectively from January 1, 2018, and decreases in sales volumes to Speedway partially offset the sales price increase in the second quarter and more than offset the sales price increase in the first six months. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information.
Refining & Marketing intersegment fees paid to our Midstream segment increased $399 million in the second quarter and $686 million in the first six months of 2018 compared to the same periods of 2017, primarily due to the February 1, 2018 dropdown of fuels distribution and refining logistics services. These charges do not impact Refining & Marketing margin but reduce Refining & Marketing segment results with a corresponding increase to Midstream segment results.
Refining & Marketing segment income from operations increased $463 million in the second quarter and $400 million in the first six months of 2018, compared to the same periods of 2017. The increases in segment results were primarily driven by positive Midwest and Gulf Coast crack spreads on an ex-RIN basis as well as wider sweet and sour and WTI based crude differentials. These favorable effects more than offset the net reduction in Refining & Marketing segment results associated with the February 1, 2018, dropdown transaction of $232 million and $413 million for the second quarter and first six months of 2018, respectively. Midstream segment results include net increases of the same amounts. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018. The change in segment results in the first six months of 2018 also reflects a benefit related to the retroactive enactment of a biodiesel blending tax credit for 2017.
Refinery utilization was 99.9 percent during the second quarter resulting in record crude throughput of 1.9 million barrels per day. The USGC and Chicago LLS blended 6-3-2-1 crack spread on an ex-RIN basis was $6.98 per barrel in the second quarter of 2018 as compared to $5.71 per barrel in the second quarter of 2017. These crack spreads reflect blended 6-3-2-1 crack spreads of $9.14 and $9.18 per barrel for the second quarter of 2018 and 2017, respectively, less RIN crack adjustments of $2.16 and $3.46 per barrel for the second quarter of 2018 and 2017, respectively.
The USGC and Chicago LLS blended 6-3-2-1 crack spread on an ex-RIN basis was $5.86 per barrel in the first six months of 2018 as compared to $5.24 per barrel in the first six months of 2017. These crack spreads reflect blended 6-3-2-1 crack spreads of $8.43 and $8.46 per barrel for the first six months of 2018 and 2017, respectively, less RIN crack adjustments of $2.58 and $3.22 per barrel for the first six months of 2018 and 2017, respectively.
Based on the changes in the market indicators shown above, which use spot market values and an estimated mix of crude purchases and product sales, we estimate a positive impact of $553 million and $752 million on Refining & Marketing segment income from operations in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017. Differences in our results compared to these market indicators, including the effects of product price realizations, the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields and other feedstock variances, had an estimated positive impact of $219 million and $44 million on Refining & Marketing segment income in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017. Included in these effects were positive impacts of $238 million and $170 million for the second quarter and first six months of 2018, respectively, related to increases in the RIN crack adjustment of $1.30 and $0.64 per barrel from the same periods of 2017, respectively.
Crude oil throughputs increased 124 mbpd in the first six months of 2018 compared to the same period of 2017, primarily due to decreased turnaround activity at our Galveston Bay and Garyville refineries.
Refinery direct operating costs decreased $0.45 per barrel in the second quarter and $1.00 per barrel in the first six months of 2018 compared to the same periods of 2017, primarily due to decreases in planned turnaround and major maintenance of $0.03 per barrel and $0.38 per barrel, respectively, largely attributable to lower turnaround costs incurred by the Galveston Bay refinery in both periods and the Garyville refinery in the first six months. Other manufacturing costs were $0.30 per barrel and $0.44 per barrel lower, respectively, and depreciation and amortization was $0.12 per barrel and $0.18 per barrel lower, respectively, primarily as a result of the dropdown of refining logistics assets to MPLX on February 1, 2018. Subsequent to February 1, 2018, direct operating costs for these assets are reported in the Midstream segment. Higher crude throughputs during the second quarter and first six months of 2018 also reduced refinery direct operating costs per barrel.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with RINs decreased to $58 million in the second quarter and $146 million in the first six months of 2018 from $109 million in the second quarter and $206 million in the first six months of 2017, primarily due to a decrease in RINs prices.
Speedway

	Three Months Ended June 30,		Six Months Ended June 30,
Key Financial and Operating Data	2018	2017	2018	2017
Speedway revenues (in millions)(a)	$5,267	$4,797	$9,839	$9,181
Speedway income from operations (in millions)	$159	$238	$254	$373
Convenience stores at period-end	2,744	2,729
Gasoline & distillate sales (millions of gallons)	1,450	1,475	2,843	2,868
Average gasoline & distillate sales prices (dollars per gallon)	$2.79	$2.30	$2.66	$2.27
Gasoline and distillate margin (dollars per gallon)(b)	$0.1645	$0.1835	$0.1604	$0.1704
Merchandise sales (in millions)(a)	$1,285	$1,271	$2,414	$2,398
Merchandise margin (in millions)(c)	$366	$371	$685	$691
Merchandise margin percent	28.5%	29.2%	28.4%	28.8%
Same store gasoline sales volume (period over period)(d)	(2.6%)	(0.5%)	(2.1)%	(0.8)%
Same store merchandise sales (period over period)(d)(e)	2.9%	2.1%	2.6%	2.1%

(a)
We adopted ASU 2014-09, Revenue - Revenue from contracts with customers (ASC 606), as of January 1, 2018, and elected to report certain taxes on a net basis. We applied the standard using the modified retrospective method and, therefore, comparative information continues to reflect certain taxes on a gross basis.

(b)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(c)	The price paid by the consumers less the cost of merchandise.

(d)	Same store comparison includes only locations owned at least 13 months.

(e)	Excludes cigarettes.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Speedway total margin to Speedway income from operations (in millions)	2018	2017	2018	2017
Speedway income from operations	$159	$238	$254	$373
Plus (Less):
Operating, selling, general and administrative expenses	401	377	785	743
Depreciation and amortization	73	65	152	129
Income from equity method investments	(19)	(21)	(33)	(34)
Net gain on disposal of assets	—	(6)	—	(10)
Other income	(2)	(3)	(3)	(6)
Speedway total margin	$612	$650	$1,155	$1,195

Speedway total margin:
Gasoline and distillate margin(a)	$239	$271	$456	$489
Merchandise margin(b)	366	371	685	691
Other margin	7	8	14	15
Speedway total margin	$612	$650	$1,155	$1,195

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees and excluding any LCM inventory adjustment.

(b)	The price paid by the consumers less the cost of merchandise.
Speedway segment revenues increased $470 million in the second quarter and $658 million in the first six months of 2018 compared to the same periods of 2017. The increases in revenues were primarily due to increases in gasoline and distillate sales of $659 million and $1.03 billion, respectively, resulting from increases in average gasoline and distillate sales prices of $0.49 per gallon and $0.39 per gallon, respectively, partially offset by decreases in gasoline and distillate sales volumes of 25 million gallons in both periods. These increases were also offset by our election to present revenues net of certain taxes under ASC 606 prospectively from January 1, 2018, which resulted in decreases in Speedway segment revenues of $215 million in the second quarter and $408 million in the first six months of 2018. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information.
Speedway segment income from operations decreased $79 million in the second quarter and $119 million in the first six months of 2018, compared to the same periods of 2017. The decreases were primarily related to lower light product margins and higher expenses. Speedway’s gasoline and distillate margin decreased to 16.45 cents per gallon in the second quarter of 2018 compared with 18.35 cents per gallon in the second quarter of 2017 and decreased to 16.04 cents per gallon in the first six months of 2018 compared with 17.04 cents per gallon in the first six months of 2017, primarily due to the effects of rising crude oil prices.
Expenses increased $24 million and $42 million in the second quarter and first six months of 2018, respectively, primarily due to higher labor and benefit costs. Depreciation was $8 million and $23 million higher in the second quarter and first six months of 2018, respectively, due to increased investment in the business as well as accelerated depreciation in the first six months of 2018 due to Speedway’s upgrade of dispenser technology to provide marketing earnings enhancements and strengthen customer bank card security in advance of the required timeframe. Gains on the sale of assets of $6 million and $10 million in the second quarter and first six months of 2017, respectively, also contributed to the change in segment earnings. In addition, during the first quarter of 2018, multiple storms in the Northeast and Midwest markets resulted in reduced traffic at Speedway stores.

Midstream

	Three Months Ended June 30,		Six Months Ended June 30,
Key Financial and Operating Data	2018	2017	2018	2017
Midstream third party revenues (in millions)(a)	$750	$548	$1,463	$1,080
Midstream intersegment revenues - Refining & Marketing (in millions)	762	363	1,393	707
Total Midstream revenues (in millions)	$1,512	$911	$2,856	$1,787
Midstream income from operations (in millions)	617	332	1,184	641
Crude oil and refined product pipeline throughputs (mbpd)(b)	3,789	3,439	3,625	3,165
Average crude oil and refined products tariff rates (dollars per barrel)(c)	$0.60	$0.62	$0.59	$0.63
Terminal throughput (mbpd)	1,485	1,489	1,465	1,456
Gathering system throughput (MMcf/d)	4,295	3,326	4,233	3,255
Natural gas processed (MMcf/d)	6,850	6,292	6,740	6,212
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)	439	387	432	377

Benchmark Prices
Natural Gas NYMEX HH ($ per MMBtu)	$2.83	$3.14	$2.84	$3.10
C2 + NGL Pricing ($ per gallon)(d)	$0.78	$0.57	$0.76	$0.60

(a)
We adopted ASU 2014-09, Revenue - Revenue from contracts with customers (ASC 606), as of January 1, 2018, using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

On February 1, 2018, we completed the dropdown of our refining logistics assets and fuels distribution services to MPLX, which is reported in our Midstream segment. Refining logistics contains the integrated tank farm assets that support MPC’s refining operations. These logistics assets include: 619 tanks, with approximately 56 million barrels of storage capacity (for crude, finished products and intermediates), 32 rail and truck racks and 18 docks. Fuels distribution is structured to provide a broad range of scheduling and marketing services as MPC’s sole and exclusive agent. These new businesses were reported in the Midstream segment prospectively from February 1, 2018. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018.
Midstream segment revenue increased $601 million in the second quarter and $1.07 billion in the first six months of 2018 compared to the same periods of 2017. Intersegment revenue, related to various midstream services provided to the Refining & Marketing segment, increased in both periods primarily due to fees charged for fuels distribution and refining logistics services following the February 1, 2018 dropdown to MPLX. Revenues also increased by approximately $124 million and $240 million, in the second quarter and first six months of 2018, respectively, due to ASC 606 gross ups. See Note 3 to the unaudited consolidated financial statements for additional information.
Midstream segment income from operations increased $285 million in the second quarter and $543 million in the first six months of 2018 compared to the same periods of 2017. These results include $232 million and $413 million in the second quarter and first six months of 2018, respectively, from the refining logistics assets and fuels distribution services contributed to MPLX on February 1, 2018. Prior period Midstream segment results do not reflect the impact of these new businesses. Strong second-quarter Midstream segment results benefited from record gathered, processed and fractionated volumes as well as pipeline throughput volumes.

Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Items not allocated to segments:
Corporate and other unallocated items(a)	$(91)	$(83)	(180)	(166)
Litigation	—	(86)	—	(86)
Impairments(b)	1	19	1	19

(a)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	Includes MPC’s share of gains from the sale of assets remaining from the canceled Sandpiper pipeline project.
Corporate and other unallocated items increased $8 million in the second quarter and $14 million in the first six months of 2018 compared to the same periods in 2017, largely due to transaction costs of approximately $10 million related to the pending merger with Andeavor.
Other unallocated items in both periods of 2017 include an $86 million litigation charge and a $19 million gain on asset liquidations related to a canceled project.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our cash and cash equivalents balance was approximately $5.00 billion at June 30, 2018 compared to $3.01 billion at December 31, 2017. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Six Months Ended June 30,
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$2,249	$1,961
Investing activities	(1,518)	(2,012)
Financing activities	1,258	613
Total	$1,989	$562
Net cash provided by operating activities increased $288 million in the first six months of 2018 compared to the first six months of 2017, primarily due to an increase in results, partially offset by an unfavorable change in working capital of $691 million. Changes in working capital, excluding changes in short-term debt, were a net $389 million use of cash in the first six months of 2018 compared to a net $302 million source of cash in the first six months of 2017. The changes in working capital for the first six months of 2018 were primarily due to an increase in current receivables and a decrease in accounts payables and accrued liabilities, partially offset by a decrease in inventories. Changes from December 31, 2017 to June 30, 2018 per the consolidated balance sheets were as follows:

•	Current receivables increased $224 million from year-end 2017, primarily due to higher refined product and crude prices partially offset by lower volumes.

•	Accounts payable decreased $184 million from year-end 2017, primarily due to a decrease in refined product and feedstock purchases.

•	Inventories decreased $65 million from year-end 2017, due to decreases in materials and supplies and refined products inventories.
The net $302 million source of cash from changes in working capital in the first six months of 2017 was primarily due to decreases in current receivables and inventories partially offset by a decrease in accounts payable and accrued liabilities. Changes from December 31, 2016 to June 30, 2017 per the consolidated balance sheets were as follows:

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
Net cash used in investing activities was $494 million lower in the first six months of 2018 compared to the first six months of 2017, primarily due to the following:

•	MPLX’s investment of $500 million for a partial interest in the Bakken Pipeline system in the first six months of 2017.

•	MPLX’s acquisition of the Ozark pipeline for $220 million in the first six months of 2017.

•	Additions to property, plant and equipment increased $201 million primarily due to increased capital expenditures in the first six months of 2018 in our Midstream segment.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(In millions)	2018	2017
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,466	$1,265
Asset retirement expenditures	5	1
Increase (decrease) in capital accruals	77	(54)
Total capital expenditures	1,548	1,212
Acquisitions(a)	—	220
Investments in equity method investees(b)	118	677
Total capital expenditures and investments	$1,666	$2,109

(a)	The six months ended June 30, 2017 includes the $220 million acquisition of the Ozark pipeline.

(b)	The six months ended June 30, 2017 includes an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.
Financing activities were a net $1.26 billion source of cash in the first six months of 2018 compared to a net $613 million source of cash in the first six months of 2017.

•
Long-term debt borrowings and repayments, including debt issuance costs, were a net $4.29 billion source of cash in the first six months of 2018 compared to a net $2.01 billion source of cash in the first six months of 2017. During the first six months of 2018, MPLX issued $5.5 billion of senior notes, we redeemed $600 million of our senior notes and MPLX repaid $505 million in outstanding borrowings under the MPLX revolving credit facility. During the first six months of 2017, MPLX issued $2.25 billion of senior notes and we repaid the remaining $200 million balance under the MPC term loan agreement.

•
Cash used in common stock repurchases increased $1.04 billion in the first six months of 2018 compared to the first six months of 2017. Share repurchases totaled $2.21 billion in the first six months of 2018 compared to $1.17 billion in the first six months of 2017. See Note 9 to the unaudited consolidated financial statements for further discussion of the share repurchase authorizations.

•
Cash provided by the issuance of MPLX common units decreased $434 million in the first six months of 2018 compared to the first six months of 2017 as MPLX did not issue any common units for cash in the first six months of 2018.

•
Cash provided by contributions from noncontrolling interests decreased $123 million in the first six months of 2018 compared to the first six months of 2017, primarily due to MPLX’s sale of a noncontrolling interest in Ohio Fractionation to Sherwood Midstream in the first six months of 2017 for $126 million.

•
Cash used in distributions to noncontrolling interests increased $70 million in the first six months of 2018 compared to the first six months of 2017, primarily due to an increase in MPLX’s distribution per common unit.

•
Cash used in dividend payments increased $54 million in the first six months of 2018 compared to the first six months of 2017, primarily due to a $0.20 per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments were $0.92 per common share in the first six months of 2018 compared to $0.72 per common share in the first six months of 2017.

Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $9.25 billion at June 30, 2018 consisting of:

	June 30, 2018
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$2,500	$—	$2,500
364-day bank revolving credit facility(b)	1,000	—	$1,000
Trade receivables facility	750	—	750
Total	$4,250	$—	$4,250
Cash and cash equivalents(c)			$4,996
Total liquidity			$9,246

(a)	Excludes MPLX’s $2.25 billion bank revolving credit facility, which had approximately $2.25 billion available as of June 30, 2018.

(b)	Our $1 billion 364-day facility expired on July 20, 2018. We intend to replace this facility with a new facility to become effective upon the closing of the Andeavor merger.

(c)	Excludes MPLX’s cash and cash equivalents of $3 million.
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
On February 8, 2018, MPLX issued $5.5 billion in aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.000 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.500 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.700 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.900 percent unsecured senior notes due April 2058. MPLX used $4.1 billion of the net proceeds of the offering to repay the 364-day term-loan facility. The remaining proceeds were used to repay outstanding borrowings under MPLX’s revolving credit facility and intercompany loan agreement with us and for general partnership purposes. On April 27, 2018, MPLX’s credit facility with MPC was amended to increase its capacity to $1 billion to allow additional flexibility to MPLX.
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
We established a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of June 30, 2018, we had no commercial paper borrowings outstanding.
See Note 17 to the unaudited consolidated financial statements for further discussion of our debt.
The MPC credit agreements contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreements requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of June 30, 2018, we were in compliance with this financial covenant, with a ratio of Consolidated Net Debt to Total Capitalization of 0.04 to 1.00, as well as the other covenants contained in the MPC bank revolving credit facility.

The MPLX credit agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The MPLX credit agreement includes a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX credit agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX credit agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of June 30, 2018, MPLX was in compliance with this debt covenant, with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.66 to 1.0, as well as the other covenants contained in the MPLX credit agreement.
As disclosed in Note 3 to the unaudited consolidated financial statements, we expect the adoption of the lease accounting standard update will have a material impact our consolidated financial statements as virtually all leases will be recognized as a right of use asset and lease obligation. The MPC credit agreements and the MPLX credit agreement both contain provisions under which the effects of the new accounting standard are not recognized for purposes of financial covenant calculations.
Our intention is to maintain an investment-grade credit profile. As of June 30, 2018, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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
Capital Requirements
Capital Spending
MPC’s capital investment plan, excluding MPLX, totals approximately $1.6 billion for 2018 capital projects and investments, excluding capitalized interest and acquisitions. This budget includes spending on refining and marketing and retail projects as well as amounts designated for corporate projects. Substantially all of the midstream projects are included in the MPLX investment plan which includes $2.2 billion of organic growth capital and approximately $190 million of maintenance capital. There have been no material changes to our 2018 capital and investment budget since our Annual Report on Form 10-K for the year ended December 31, 2017. We continuously evaluate our capital plan and make changes as conditions warrant.

Capital expenditures and investments are summarized by segment below.

	Six Months Ended June 30,
(In millions)	2018	2017
Refining & Marketing	$387	$372
Speedway	127	113
Midstream(a)	1,083	1,564
Corporate and Other(b)	69	60
Total capital expenditures and investments	$1,666	$2,109

(a)	Includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system for the six months ended June 30, 2017.

(b)	Includes capitalized interest of $34 million and $26 million for the six months ended June 30, 2018 and 2017, respectively.
Capital expenditures during the six months ended June 30, 2018 were primarily for Midstream projects including the completion of a butane cavern in Robinson, Illinois, the addition of gas processing plants, five of which were placed in service during the first six months of 2018, completion of major expansion work on the Ozark and Wood River to Patoka pipeline systems and expansion of the marine fleet.
Other Capital Requirements
During the six months ended June 30, 2018, we made no contributions to our funded pension plans. We have no required funding for 2018, but may make voluntary contributions for future years at our discretion depending on the funding status and the plan asset performance.
On July 25, 2018, our board of directors approved a dividend of $0.46 per share on common stock. The dividend is payable September 10, 2018, to shareholders of record as of the close of business on August 16, 2018.
We may, from time to time, repurchase our senior notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Share Repurchases
Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $12.02 billion of our common stock, leaving $5.98 billion available for repurchases at June 30, 2018. The table below summarizes our total share repurchases for the six months ended June 30, 2018 and 2017. See Note 9 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.

	Six Months Ended June 30,
(In millions, except per share data)	2018	2017
Number of shares repurchased	31	23
Cash paid for shares repurchased	$2,212	$1,170
Average cost per share	$71.58	$51.53
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
Contractual Cash Obligations
As of June 30, 2018, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first six months of 2018, our long-term debt commitments increased $9.31 billion due to the public offering of the MPLX senior notes in February 2018, partially offset by the redemption of $600 million of MPC senior notes and net repayment of $505 million in outstanding borrowings under the MPLX revolving credit facility.
There were no other material changes to our contractual cash obligations outside the ordinary course of business since December 31, 2017.

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
Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital requirements, including our capital budget and investment spending, costs for projects under construction, project completion dates and expectations or projections about strategies and goals for growth, upgrades and expansion, the carrying value of our Centennial equity investment, future contributions to our funded pension plans and share repurchases. Some factors that could cause actual results to differ materially from those included in our forward-looking statements regarding capital requirements include: the availability of liquidity; business conditions; a further decline or improvement in the long-term outlook of the potential uses of Capline’s assets and the pursuit of different strategic alternatives for such assets; a further decline or improvement in the long-term outlook of the potential uses of Centennial’s assets and the pursuit of different strategic alternatives for such assets; our ability to achieve the strategic and other objectives related to the strategic initiatives discussed herein; adverse changes in laws including with respect to tax and regulatory matters; our ability to generate sufficient income and cash flow to effect the intended share repurchases, including within the expected timeframe; our ability to manage disruptions in credit markets or changes to our credit rating; the potential impact on our share price if we are unable to effect the intended share repurchases; changes to the expected construction costs and timing of projects; delays in obtaining third-party approvals; changes in labor, materials and equipment costs and availability; planned and unplanned outages; the delay of, cancellation of or failure to implement planned capital projects; project cost overruns; disruptions or interruptions of our refining operations due to the shortage of skilled labor or unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response; civil protests and resulting legal/regulatory uncertainty regarding environmental and social issues, including pipeline infrastructure, may prevent or delay the construction and operation of such infrastructure and realization of associated revenues; continued/further volatility in and/or degradation of market and industry conditions; the availability and pricing of crude oil and other feedstocks; slower growth in domestic and Canadian crude supply; completion of pipeline capacity to areas outside the U.S. Midwest; consumer demand for refined products; transportation logistics; the reliability of processing units and other equipment; MPC's ability to successfully implement growth opportunities; modifications to MPLX earnings and distribution growth objectives; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; adverse results in litigation; changes to MPC's capital budget; other risk factors inherent to MPC's industry. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and “Risk Factors”, together with Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $650 million between 2014 and 2019 for capital expenditures to comply with these standards, which includes estimated capital expenditures of approximately $400 million for 2018 and 2019.
There have been no other significant changes to our environmental matters and compliance costs during the six months ended June 30, 2018.
CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes to our critical accounting estimates during the three months ended June 30, 2018.
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
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2018 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of June 30, 2018
Crude	$(26)	$(65)	$26	$65
Refined products	(2)	(4)	2	4
Embedded derivatives	(7)	(17)	7	17
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2018 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding capital leases, as of June 30, 2018 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of June 30, 2018(a)	Change in Fair Value(b)	Change in Net Income for the Six Months Ended June 30, 2018(c)
Long-term debt
Fixed-rate	$17,321	$1,692	n/a
Variable-rate	—	n/a	1

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2018.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2018.
At June 30, 2018, our portfolio of long-term debt was comprised of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our variable-rate debt, but may affect our results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2018, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUPPLEMENTARY STATISTICS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Income from Operations by Segment
Refining & Marketing(a)	$1,025	$562	$892	$492
Speedway	159	238	254	373
Midstream(a)	617	332	1,184	641
Items not allocated to segments:
Corporate and other unallocated items	(91)	(83)	(180)	(166)
Litigation	—	(86)	—	(86)
Impairments(b)	1	19	1	19
Income from operations	$1,711	$982	$2,151	$1,273
Capital Expenditures and Investments(c)
Refining & Marketing	$196	$180	$387	$372
Speedway	88	78	127	113
Midstream(d)	601	494	1,083	1,564
Corporate and Other(e)	33	32	69	60
Total capital expenditures and investments	$918	$784	$1,666	$2,109

(a)
On February 1, 2018, we contributed certain refining logistics assets and fuels distributions services to MPLX. The results of these new businesses are reported in the Midstream segment prospectively from February 1, resulting in a net reduction of $232 million and $413 million to Refining & Marketing segment results and a net increase to Midstream segment results of the same amount for the three and six months ended June 30, 2018, respectively. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018.

(b)	Includes MPC’s share of gains from the sales of assets remaining from the canceled Sandpiper pipeline project.

(c)	Capital expenditures include changes in capital accruals, acquisitions and investments in affiliates.

(d)	The six months ended June 30, 2017 includes $220 million for the acquisition of the Ozark pipeline and an investment of $500 million in MarEn Bakken related to the Bakken Pipeline system.

(e)
Includes capitalized interest of $16 million and $14 million for the three months ended June 30, 2018 and 2017, respectively, and $34 million and $26 million for the six months ended June 30, 2018 and 2017, respectively.

SUPPLEMENTARY STATISTICS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
MPC Consolidated Refined Product Sales Volumes (mbpd)(a)	2,404	2,370	2,340	2,228
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (mbpd)(b)	2,392	2,358	2,327	2,215
Export sales volume (mbpd)(c)	311	313	292	271
Refining & Marketing margin (dollars per barrel)(d)	$15.40	$11.32	$13.08	$11.47
Crude oil capacity utilization percent(e)	99.9	102.6	96.3	92.9
Refinery throughputs (mbpd):(f)
Crude oil refined	1,878	1,864	1,812	1,688
Other charge and blendstocks	160	159	160	179
Total	2,038	2,023	1,972	1,867
Sour crude oil throughput percent	55	62	53	64
WTI-priced crude oil throughput percent	28	20	27	18
Refined product yields (mbpd):(f)
Gasoline	970	922	943	895
Distillates	691	665	651	605
Propane	40	38	35	33
Feedstocks and special products	278	331	283	277
Heavy fuel oil	27	34	31	32
Asphalt	72	70	65	63
Total	2,078	2,060	2,008	1,905
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.98	$1.01	$1.58	$1.96
Depreciation and amortization	1.27	1.39	1.32	1.50
Other manufacturing(h)	3.54	3.84	3.80	4.24
Total	$5.79	$6.24	$6.70	$7.70
Refining & Marketing Operating Statistics By Region - Gulf Coast
Refinery throughputs (mbpd):(i)
Crude oil refined	1,156	1,147	1,106	999
Other charge and blendstocks	190	218	179	220
Total	1,346	1,365	1,285	1,219
Sour crude oil throughput percent	65	74	63	78
WTI-priced crude oil throughput percent	16	12	15	8
Refined product yields (mbpd):(i)
Gasoline	570	537	552	518
Distillates	458	432	410	371
Propane	26	27	22	24
Feedstocks and special products	290	360	294	302
Heavy fuel oil	16	23	20	20
Asphalt	23	19	20	17
Total	1,383	1,398	1,318	1,252

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.56	$0.91	$1.65	$2.40
Depreciation and amortization	0.99	1.10	1.04	1.21
Other manufacturing(h)	3.21	3.45	3.54	3.96
Total	$4.76	$5.46	$6.23	$7.57
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (mbpd):(i)
Crude oil refined	722	717	706	689
Other charge and blendstocks	34	28	34	30
Total	756	745	740	719
Sour crude oil throughput percent	39	42	38	43
WTI-priced crude oil throughput percent	49	34	48	32
Refined product yields (mbpd):(i)
Gasoline	400	385	391	377
Distillates	233	233	241	234
Propane	14	12	13	10
Feedstocks and special products	52	56	42	45
Heavy fuel oil	11	12	11	12
Asphalt	49	51	45	46
Total	759	749	743	724
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.65	$1.06	$1.33	$1.02
Depreciation and amortization	1.66	1.76	1.71	1.84
Other manufacturing(h)	3.81	4.13	3.98	4.31
Total	$7.12	$6.95	$7.02	$7.17
Speedway Operating Statistics
Convenience stores at period-end	2,744	2,729
Gasoline and distillate sales (millions of gallons)	1,450	1,475	2,843	2,868
Gasoline and distillate margin (dollars per gallon)(j)	$0.1645	$0.1835	$0.1604	$0.1704
Merchandise sales (in millions)	$1,285	$1,271	$2,414	$2,398
Merchandise margin (in millions)	$366	$371	$685	$691
Merchandise margin percent	28.5%	29.2%	28.4%	28.8%
Same store gasoline sales volume (period over period)(k)	(2.6%)	(0.5%)	(2.1%)	(0.8%)
Same store merchandise sales (period over period)(k)(l)	2.9%	2.1%	2.6%	2.1%
Midstream Operating Statistics
Crude oil and refined product pipeline throughputs (mbpd)(m)	3,789	3,439	3,625	3,165
Terminal throughput (mbpd)	1,485	1,489	1,465	1,456
Gathering system throughput (MMcf/d)(n)	4,295	3,326	4,233	3,255
Natural gas processed (MMcf/d)(n)	6,850	6,292	6,740	6,212
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)(n)	439	387	432	377

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail customers.

(b)	Includes intersegment sales.

(c)	Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

(d)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(e)	Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.

(f)
Excludes inter-refinery volumes of 64 mbpd and 87 mbpd for the three months ended June 30, 2018 and 2017, respectively, and 53 mbpd and 71 mbpd for the six months ended June 30, 2018 and 2017, respectively.

(g)
Per barrel of total refinery throughputs. Effective with the February 1, 2018 dropdown, direct operating costs related to certain refining logistics assets are now reported in the Midstream segment. No effect was given to prior periods as this entity was not considered a business prior to February 1, 2018.

(h)	Includes utilities, labor, routine maintenance and other operating costs.

(i)	Includes inter-refinery transfer volumes.

(j)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bank card processing fees, divided by gasoline and distillate sales volume.

(k)	Same store comparison includes only locations owned at least 13 months.

(l)	Excludes cigarettes.

(m)	Includes common-carrier pipelines and private pipelines owned or operated by MPLX, excluding equity method investments.

(n)	Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment.
Between June 20 and July 11, 2018, six putative class actions were filed against some or all of Andeavor, the directors of Andeavor, and MPC Mahi Inc. (“Merger Sub 1”) and Mahi LLC (“Merger Sub 2” and, together with MPC and Merger Sub 1, the “MPC Defendants”), relating to the merger. Two complaints, Malka Raul v. Andeavor, et al., and Stephen Bushansky v. Andeavor, et al., were filed in the U.S. District Court for the Western District of Texas. Four complaints, captioned The Vladimir Gusinsky Rev. Trust v. Andeavor, et al., Lawrence Zucker v. Andeavor, et al., Mel Gross v. Andeavor, et al., and Hudson v. Andeavor, et al. were filed in the U.S. District Court for the District of Delaware. The complaints generally allege that Andeavor, the directors of Andeavor and the MPC Defendants disseminated a false or misleading registration statement regarding the proposed merger in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Specifically, the complaints allege that the registration statement filed by MPC misstated or omitted material information regarding the parties’ financial projections and the analyses performed by Andeavor’s and MPC’s respective financial advisors, and that disclosure of material information is necessary in light of preclusive deal protection provisions in the merger agreement, the financial interests of Andeavor’s officers and directors in completing the deal, and the financial interests of Andeavor’s and MPC’s respective financial advisors. The complaints further allege that the directors of Andeavor and/or the MPC Defendants are liable for these violations as “controlling persons” of Andeavor under Section 20(a) of the Exchange Act. The complaints seek injunctive relief, including to enjoin and/or rescind the merger, damages in the event the merger is consummated, and an award of attorneys’ fees, in addition to other relief. Additional lawsuits arising out of the proposed merger may be filed in the future. We believe that the lawsuits are without merit and intend to defend vigorously against them and any other lawsuits challenging the merger. Therefore, at this time, we do not believe the ultimate resolution of these lawsuits will have a material adverse effect.
Environmental Proceedings
As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, MarkWest Liberty Midstream and its affiliates agreed in principle to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, related to civil enforcement allegations associated with permitting and other regulatory obligations for launcher/receiver and compressor station facilities in southeastern Ohio and western Pennsylvania. On April 24, 2018, MarkWest Liberty Midstream and its affiliates entered into a Consent Decree with the EPA and the Pennsylvania Department of Environmental Protection resolving these issues, pursuant to which MarkWest Liberty Midstream will pay a penalty of $0.6 million and undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, in addition to other related projects that are substantially complete. The Consent Decree was approved by the court on July 9, 2018 and the penalty has been paid.
As reported previously in our Annual Report on Form 10-K for the year ended December 31, 2017, MPL agreed in principle to pay a total civil penalty of $335,000 to the Illinois Environmental Protection Agency (“IEPA”) and the EPA related to an April 17, 2016 pipeline release to the Wabash River near Crawleyville, Indiana. MPL paid a penalty of $226,000 to the EPA during the second quarter of 2018 and a penalty of $109,000 to IEPA in July 2018.
ITEM 1A. RISK FACTORS
The risk factors below supplement and, where applicable, update the discussion of risk factors that could adversely affect our business included in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the following, there have been no other material changes in our risk factors from those found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
Risks Relating to the Previously Announced Proposed Merger with Andeavor
Failure to complete the merger with Andeavor could negatively impact the price of shares of MPC common stock, as well as MPC’s future businesses and financial results.
The merger agreement contains a number of conditions that must be satisfied or waived prior to the completion of the merger. There can be no assurance that all of the conditions to the merger will be so satisfied or waived. If the conditions to the merger are not satisfied or waived, MPC and Andeavor will be unable to complete the merger and the merger agreement may be terminated.

If the merger is not completed for any reason, including the failure to receive the required approvals of MPC’s and Andeavor’s respective stockholders, MPC’s businesses and financial results may be adversely affected as follows:

•	MPC may experience negative reactions from the financial markets, including negative impacts on the market price of shares of MPC common stock;

•
the manner in which customers, vendors, business partners and other third parties perceive MPC may be negatively impacted, which in turn could affect MPC’s marketing operations or its ability to compete for new business or obtain renewals in the marketplace more broadly;

•	MPC may experience negative reactions from employees; and

•
MPC will have expended time and resources that could otherwise have been spent on MPC’s existing businesses and the pursuit of other opportunities that could have been beneficial to MPC, and MPC’s ongoing business and financial results may be adversely affected.

In addition to the above risks, if the merger agreement is terminated and MPC’s board seeks an alternative transaction, MPC’s stockholders cannot be certain that it will be able to find a party willing to engage in a transaction on more attractive terms than the merger. If the merger agreement is terminated under specified circumstances, either MPC or Andeavor may be required to pay the other party a termination fee, reverse termination fee or other termination-related payment.
MPC will be subject to business uncertainties while the merger is pending, which could adversely affect its business.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on MPC. These uncertainties may impair MPC’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers and others that deal with MPC to seek to change their existing business relationships with MPC, respectively. In addition, the merger agreement restricts MPC and Andeavor from entering into certain corporate transactions and taking other specified actions without the consent of the other party. These restrictions may prevent MPC from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The merger may not be accretive, and may be dilutive, to MPC’s earnings per share and cash flow from operations per share, which may negatively affect the market price of shares of MPC common stock.
The merger may not be accretive, and may be dilutive, to MPC’s earnings per share and cash flow from operations per share. Earnings per share and cash flow from operations per share in the future are based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than is currently expected, including:

•	adverse changes in energy market conditions;

•	commodity prices for oil, natural gas and natural gas liquids;

•	production levels;

•	operating results;

•	competitive conditions;

•	laws and regulations affecting the energy business;

•	capital expenditure obligations;

•	higher than expected integration costs;

•	lower than expected synergies; and

•	general economic conditions.
Any dilution of, or decrease or delay of any accretion to, MPC’s earnings per share or cash flow from operations per share could cause the price of MPC’s common stock to decline.
MPC will incur significant transaction and merger-related costs in connection with the merger, which may be in excess of those anticipated by MPC.
MPC has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, including the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the merger.

MPC expects to continue to incur a number of non-recurring costs associated with completing the merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees.
MPC will also incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. MPC will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies’ businesses. Although MPC expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow MPC to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. See the risk factor entitled “The integration of Andeavor into MPC may not be as successful as anticipated” below.
The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results of MPC following the completion of the merger.
Many of these costs will be borne by MPC and/or Andeavor even if the merger is not completed.
The combined company’s debt may limit its financial flexibility.
As of March 31, 2018, MPC had approximately $17.8 billion of outstanding indebtedness, including approximately $12.4 billion of obligations of MPLX. As of March 31, 2018, Andeavor had approximately $8.8 billion of outstanding indebtedness, including approximately $4.2 billion of obligations of Andeavor Logistics. MPC continues to review the treatment of its and Andeavor’s existing indebtedness and MPC may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminate its or Andeavor’s existing indebtedness prior to, in connection with or following the completion of the merger. If MPC does seek to refinance its or Andeavor’s existing indebtedness, there can be no guarantee that MPC would be able to execute the refinancing on favorable terms or at all. Assuming MPC does not repay, repurchase, redeem, exchange or otherwise terminate any of its or Andeavor’s existing indebtedness, immediately following the completion of the merger, MPC is expected to have outstanding indebtedness of approximately $27.7 billion, based on MPC’s and Andeavor’s outstanding indebtedness as of March 31, 2018.
Any increase in MPC’s indebtedness could have adverse effects on its financial condition and results of operations, including:

•	increasing MPC’s vulnerability to changing economic, regulatory and industry conditions;

•	limiting MPC’s ability to compete and MPC’s flexibility in planning for, or reacting to, changes in its business and the industry;

•	limiting MPC’s ability to pay dividends to its stockholders;

•	limiting MPC’s ability to borrow additional funds; and

•
requiring MPC to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends and other purposes.

In addition, in connection with executing MPC’s business strategies following the merger, MPC expects to continue to evaluate the possibility of acquiring additional assets and making further strategic investments, and MPC may elect to finance these endeavors by incurring additional indebtedness.
MPC’s ability to arrange any additional financing for the purposes described above or otherwise will depend on, among other factors, the company’s financial position and performance, as well as prevailing market conditions and other factors beyond MPC’s control. MPC cannot assure you that it will be able to obtain such financing on terms acceptable to MPC or at all.
The impact of the recent significant federal tax reform on the combined company is uncertain and may significantly affect the operations of the combined company after the merger.
On December 22, 2017, the President signed the budget reconciliation act commonly referred to as the Tax Cuts and Jobs Act, which is referred to as the TCJA, into law. The TCJA makes broad and complex changes to the U.S. tax code. The TCJA will change how the combined company’s earnings are taxed, including, among other items, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) repealing the corporate alternative minimum tax and changing how existing credits can be utilized; (3) temporarily providing for elective immediate expensing for certain depreciable property; (4) creating a new limitation on the deductibility of interest expense; and (5) changing rules related to uses and limitations of net operating losses created in tax years beginning after December 31, 2017. MPC continues to evaluate the TCJA and its impact on the combined company’s businesses. It is possible that the TCJA will be subject to further changes either in a technical corrections bill or entirely new legislation. The overall impact of the TCJA also depends on the future interpretations and regulations that may be issued by U.S. tax authorities. We expect there will be further guidance provided by these authorities potentially having a material adverse effect on our combined financial condition or results of operations. The impact of broad proposals or of regulatory issuances on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the authorities.
The integration of Andeavor into MPC may not be as successful as anticipated.
The merger involves numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of Andeavor’s internal control over financial reporting. Difficulties in integrating Andeavor into MPC may result in Andeavor performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. MPC’s and Andeavor’s existing businesses could also be negatively impacted by the merger. Potential difficulties that may be encountered in the integration process include, among other factors:

•	the inability to successfully integrate the businesses of Andeavor into MPC in a manner that permits MPC to acheive the full revenue and cost savings anticipated from the merger;

•	complexities associated with managing the larger, more complex, integrated business;

•	not realizing anticipated operating synergies or incurring unexpected costs to realize such synergies;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger;

•	loss of key employees;

•	integrating relationships with customers, vendors and business partners;

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating Andeavor’s operations into MPC; and

•	the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
MPC’s results may suffer if it does not effectively manage its expanded operations following the merger.
Following completion of the merger, MPC’s success will depend, in part, on its ability to manage its expansion, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Andeavor into its existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners.
Even if MPC and Andeavor complete the merger, MPC may fail to realize all of the anticipated benefits of the proposed merger.
The success of the proposed merger will depend, in part, on MPC’s ability to realize the anticipated benefits and cost savings from combining MPC’s and Andeavor’s businesses, including the approximately $1 billion in annual gross, run-rate, commercial and corporate synergies that MPC expects the combined company to realize within the first three years after the combination. The anticipated benefits and cost savings of the proposed merger may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that MPC does not currently foresee. Some of the assumptions that MPC has made, such as with respect to anticipated: operating synergies or the costs associated with realizing such synergies; significant long-term cash flow generation; the benefit from a substantial increase in scale and geographic diversity; complementary growth platforms for both midstream and retail businesses; positioning for potentially significant benefits from the International Maritime Organization change in specifications for marine bunker fuel; the expansion in opportunities for logistics growth in crude oil production basins and regions; further optimization of crude supply; and the continuation of MPC’s investment grade credit profile, may not be realized. The integration process may, for each of MPC and Andeavor, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the merger that were not discovered in the course of performing due diligence.

The market price of shares of MPC common stock may decline in the future as a result of the sale of shares of MPC common stock held by former Andeavor stockholders or current MPC stockholders.
Based on the number of shares of Andeavor common stock outstanding as of April 26, 2018 (other than certain excluded shares held by Andeavor, MPC or any of their respective direct or indirect subsidiaries), MPC expects to issue up to approximately 240 million shares of MPC common stock to Andeavor stockholders in the merger. Following their receipt of shares of MPC common stock as stock consideration in the merger, former Andeavor stockholders may seek to sell the shares of MPC common stock delivered to them. Other MPC stockholders may also seek to sell shares of MPC common stock held by them following, or in anticipation of, completion of the merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of MPC common stock, may affect the market for, and the market price of, MPC common stock in an adverse manner.
The combined company will record goodwill and other intangible assets that could become impaired and result in material non-cash charges to the results of operations of the combined company in the future.
The merger will be accounted for as an acquisition by MPC in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Andeavor and its subsidiaries will be recorded, as of completion, at their respective fair values and added to those of MPC. The reported financial condition and results of operations of MPC for periods after completion of the merger will reflect Andeavor balances and results after completion of the merger, but will not be restated retroactively to reflect the historical financial position or results of operations of Andeavor and its subsidiaries for periods prior to the merger.
Under the acquisition method of accounting, the total purchase price will be allocated to Andeavor’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the merger. The excess of the purchase price over those fair values will be recorded as goodwill. MPC and Andeavor expect that the merger will result in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, the combined company may be required to incur material non-cash charges relating to such impairment. The combined company’s operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended June 30, 2018, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
04/01/18-04/30/18	6,367,133	$75.58	6,245,920	$6,391,663,224
05/01/18-05/31/18	4,296,124	77.31	4,296,124	6,059,509,350
06/01/18-06/30/18	1,048,678	76.07	1,048,448	5,979,755,079
Total	11,711,935	76.26	11,590,492

(a)
The amounts in this column include 121,213 and 230 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in April and June, respectively.

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

(c)
On April 30, 2018, we announced that our board of directors had approved a $5 billion share repurchase authorization in addition to the remaining authorization pursuant to the May 31, 2017 announcement. These share repurchase authorizations have no expiration date. The share repurchase authorization announced on April 30, 2018, together with prior authorizations, results in a total of $18 billion of share repurchase authorizations since January 1, 2012.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1*	Agreement and Plan of Merger, dated as of April 29, 2018, by and among Marathon Petroleum Corporation, Andeavor, Mahi Inc. and Mahi LLC	8-K	2.1	4/30/2018	001-35054
2.2	Amendment to Agreement and Plan of Merger, dated as of July 3, 2018, by and among Andeavor, Marathon Petroleum Corporation, Mahi Inc. and Mahi LLC.	S-4/A	2.2	7/5/2018	333-225244
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation	8-K	3.1	6/22/2011	001-35054
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Marathon Petroleum Corporation					X
3.3	Amended and Restated Bylaws of Marathon Petroleum Corporation dated May 1, 2018	8-K	3.1	5/1/2018	001-35054
10.1	Voting and Support Agreement, dated as of April 29, 2018, by and among Marathon Petroleum Corporation, Andeavor, Mahi Inc. Mahi LLC, Paul L. Foster and Franklin Mountain Investments, LP	8-K	10.1	4/30/2018	001-35054
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Marathon Petroleum Corporation hereby undertakes to furnish supplementally a copy of any omitted schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2018	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller