Form 10-Q
period 2018-09-30
Marathon Petroleum Corp
filed 2018-11-05
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
There were 690,853,526 shares of Marathon Petroleum Corporation common stock outstanding as of October 31, 2018.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
bcf/d	One billion cubic feet per day
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
IDR	Incentive Distribution Right
LCM	Lower of cost or market
LIFO	Last in, first out, an inventory costing method
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
OTC	Over-the-Counter
ppm	Parts per million
RIN	Renewable Identification Number
SEC	United States Securities and Exchange Commission
TCJA	Tax Cuts and Jobs Act of 2017
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenues and other income:
Sales and other operating revenues(a)	$22,787	$19,053	$63,599	$53,220
Sales to related parties	201	157	572	458
Income from equity method investments	96	84	262	224
Net gain on disposal of assets	1	—	6	12
Other income	47	92	122	219
Total revenues and other income	23,132	19,386	64,561	54,133
Costs and expenses:
Cost of revenues (excludes items below)(a)	20,457	16,617	57,344	47,664
Purchases from related parties	149	148	428	420
Depreciation and amortization	555	517	1,616	1,574
Selling, general and administrative expenses	445	411	1,271	1,286
Other taxes	123	116	348	339
Total costs and expenses	21,729	17,809	61,007	51,283
Income from operations	1,403	1,577	3,554	2,850
Net interest and other financial costs	240	158	618	465
Income before income taxes	1,163	1,419	2,936	2,385
Provision for income taxes	222	415	525	706
Net income	941	1,004	2,411	1,679
Less net income attributable to:
Redeemable noncontrolling interest	19	16	55	49
Noncontrolling interests	185	85	527	214
Net income attributable to MPC	$737	$903	$1,829	$1,416
Per Share Data (See Note 8)
Basic:
Net income attributable to MPC per share	$1.63	$1.79	$3.96	$2.75
Weighted average shares outstanding	451	504	462	514
Diluted:
Net income attributable to MPC per share	$1.62	$1.77	$3.92	$2.73
Weighted average shares outstanding	456	508	466	518

(a)
The 2018 period reflects an election to present certain taxes on a net basis concurrent with our adoption of ASU 2014-09, Revenue - Revenue from Contracts with Customers (“ASC 606”). See Notes 2 and 3 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income	$941	$1,004	$2,411	$1,679
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $24, $2, $29 and $9, respectively	75	4	89	15
Prior service costs, net of tax of ($3), ($4), ($7) and ($12), respectively	(7)	(7)	(21)	(20)
Other, net of tax of ($1), $0, ($2) and $0, respectively	(3)	—	(5)	—
Other comprehensive income (loss)	65	(3)	63	(5)
Comprehensive income	1,006	1,001	2,474	1,674
Less comprehensive income attributable to:
Redeemable noncontrolling interest	19	16	55	49
Noncontrolling interests	185	85	527	214
Comprehensive income attributable to MPC	$802	$900	$1,892	$1,411
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share data)	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents (MPLX: $37 and $5, respectively)	$4,992	$3,011
Receivables, less allowance for doubtful accounts of $10 and $11 (MPLX: $462 and $299, respectively)	5,408	4,695
Inventories (MPLX: $81 and $65, respectively)	5,339	5,550
Other current assets (MPLX: $33 and $29, respectively)	134	145
Total current assets	15,873	13,401
Equity method investments (MPLX: $4,104 and $4,010, respectively)	4,910	4,787
Property, plant and equipment, net (MPLX: $14,271 and $12,187, respectively)	27,717	26,443
Goodwill (MPLX: $2,586 and $2,245, respectively)	3,713	3,586
Other noncurrent assets (MPLX: $470 and $479, respectively)	818	830
Total assets	$53,031	$49,047
Liabilities
Current liabilities:
Accounts payable (MPLX: $757 and $621, respectively)	$8,016	$8,297
Payroll and benefits payable (MPLX: $2 and $1, respectively)	493	591
Accrued taxes (MPLX: $53 and $38, respectively)	657	670
Debt due within one year (MPLX: $1 and $1, respectively)	26	624
Other current liabilities (MPLX: $224 and $130, respectively)	442	296
Total current liabilities	9,634	10,478
Long-term debt (MPLX: $12,889 and $6,945, respectively)	18,423	12,322
Deferred income taxes (MPLX: $13 and $5, respectively)	3,206	2,654
Defined benefit postretirement plan obligations	1,045	1,099
Deferred credits and other liabilities (MPLX: $274 and $230, respectively)	689	666
Total liabilities	32,997	27,219
Commitments and contingencies (see Note 22)
Redeemable noncontrolling interest	1,003	1,000
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 735 million and 734 million shares (par value $0.01 per share, 1 billion shares authorized)	7	7
Held in treasury, at cost – 284 million and 248 million shares	(12,495)	(9,869)
Additional paid-in capital	13,703	11,262
Retained earnings	14,119	12,864
Accumulated other comprehensive loss	(168)	(231)
Total MPC stockholders’ equity	15,166	14,033
Noncontrolling interests	3,865	6,795
Total equity	19,031	20,828
Total liabilities, redeemable noncontrolling interest and equity	$53,031	$49,047
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
Operating activities:
Net income	$2,411	$1,679
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	51	46
Depreciation and amortization	1,616	1,574
Pension and other postretirement benefits, net	38	(32)
Deferred income taxes	42	57
Net gain on disposal of assets	(6)	(12)
Income from equity method investments	(262)	(224)
Distributions from equity method investments	345	256
Changes in the fair value of derivative instruments	13	101
Changes in:
Current receivables	(709)	(296)
Inventories	215	163
Current accounts payable and accrued liabilities	(316)	654
All other, net	(7)	(99)
Net cash provided by operating activities	3,431	3,867
Investing activities:
Additions to property, plant and equipment	(2,315)	(1,928)
Acquisitions, net of cash acquired	(453)	(249)
Disposal of assets	19	64
Investments – acquisitions, loans and contributions	(222)	(730)
– redemptions, repayments and return of capital	16	60
All other, net	60	166
Net cash used in investing activities	(2,895)	(2,617)
Financing activities:
Commercial paper – issued	—	300
– repayments	—	(300)
Long-term debt – borrowings	10,735	2,661
– repayments	(5,401)	(470)
Debt issuance costs	(53)	(28)
Issuance of common stock	24	27
Common stock repurchased	(2,612)	(1,622)
Dividends paid	(637)	(578)
Issuance of MPLX LP common units	—	473
Distributions to noncontrolling interests	(599)	(505)
Contributions from noncontrolling interests	9	128
Contingent consideration payment	—	(89)
All other, net	(22)	(44)
Net cash provided by (used in) financing activities	1,444	(47)
Net increase in cash, cash equivalents and restricted cash	1,980	1,203
Cash, cash equivalents and restricted cash at beginning of period	3,015	892
Cash, cash equivalents and restricted cash at end of period	$4,995	$2,095
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
Balance as of December 31, 2016	$7	$(7,482)	$11,060	$10,206	$(234)	$6,646	$20,203	$1,000
Net income	—	—	—	1,416	—	214	1,630	49
Dividends declared	—	—	—	(578)	—	—	(578)	—
Distributions to noncontrolling interests	—	—	—	—	—	(456)	(456)	(49)
Contributions from noncontrolling interests	—	—	—	—	—	128	128	—
Other comprehensive loss	—	—	—	—	(5)	—	(5)	—
Shares repurchased	—	(1,622)	—	—	—	—	(1,622)	—
Stock-based compensation	—	(14)	64	—	—	5	55	—
Impact from equity transactions of MPLX LP	—	—	112	—	—	335	447	—
Balance as of September 30, 2017	$7	$(9,118)	$11,236	$11,044	$(239)	$6,872	$19,802	$1,000
Balance as of December 31, 2017	$7	$(9,869)	$11,262	$12,864	$(231)	$6,795	$20,828	$1,000
Cumulative effect of adopting new accounting standards	—	—	—	63	—	1	64	—
Net income	—	—	—	1,829	—	527	2,356	55
Dividends declared	—	—	—	(637)	—	—	(637)	—
Distributions to noncontrolling interests	—	—	—	—	—	(547)	(547)	(52)
Contributions from noncontrolling interests	—	—	—	—	—	9	9	—
Other comprehensive income	—	—	—	—	63	—	63	—
Shares repurchased	—	(2,612)	—	—	—	—	(2,612)	—
Stock-based compensation	—	(14)	59	—	—	8	53	—
Impact from equity transactions of MPLX LP	—	—	2,382	—	—	(2,928)	(546)	—
Balance as of September 30, 2018	$7	$(12,495)	$13,703	$14,119	$(168)	$3,865	$19,031	$1,003

(Shares in millions)	Common Stock	Treasury Stock
Balance as of December 31, 2016	731	(203)
Shares repurchased	—	(31)
Shares issued (returned) – stock-based compensation	2	(1)
Balance as of September 30, 2017	733	(235)
Balance as of December 31, 2017	734	(248)
Shares repurchased	—	(36)
Shares issued – stock-based compensation	1	—
Balance as of September 30, 2018	735	(284)
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
Certain prior period financial statement amounts have been reclassified to conform to current period presentation.

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
Revenue Recognition
As described in Note 3, we adopted ASC 606 effective January 1, 2018. We recognize revenue based on consideration specified in contracts or agreements with customers when we satisfy our performance obligations by transferring control over products or services to a customer. Concurrent with our adoption of ASC 606, we made an accounting policy election that all taxes assessed by a governmental authority that are both imposed on and concurrent with a revenue-producing transaction and collected from our customers will be recognized on a net basis within sales and other operating revenues.
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

•
Speedway - Revenue is recognized when our customers receive control of the transportation fuels or merchandise. Payments from customers are received at the time sales occur in cash or by credit or debit card. Speedway offers a loyalty rewards program to its customers. We defer a minor portion of revenue on sales to the loyalty program participants until the participants redeem their rewards. The related contract liability, as defined in ASC 606, is not material to our financial statements.

•
Midstream - Midstream revenue transactions typically are defined by contracts under which we sell a product or provide a service. Revenues from sales of product are recognized when control of the product transfers to the customer. Revenues from sales of services are recognized over time when the performance obligation is satisfied as services are provided in a series. We have elected to use the output measure of progress to recognize revenue based on the units delivered, processed or transported. The transaction prices in our Midstream contracts often have both fixed components, related to minimum volume commitments, and variable components, which are primarily dependent on volumes. Variable consideration will generally not be estimated at contract inception as the transaction price is specifically allocable to the services provided at each period end.

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
Impact of Adoption
The adoption of ASC 606 did not materially change our revenue recognition patterns. The most significant impacts of adopting ASC 606 for the three and nine month periods ended September 30, 2018 are as follows:

•
a reduction of sales and other operating revenues of $1.40 billion for the three months ended September 30, 2018 and $4.01 billion for the nine months ended September 30, 2018 due to our accounting policy election to present taxes incurred concurrently with revenue producing transactions and collected on behalf of our customers on a net basis. For the three and nine months ended September 30, 2017, taxes are reflected on a gross basis in sales and other operating revenues and cost of revenues, and include $1.34 billion and $3.81 billion, respectively, of taxes that are now subject to our net basis accounting policy election.

•
an increase to both sales and other operating revenues and cost of revenues of $148 million for the three months ended September 30, 2018 and $388 million for the nine months ended September 30, 2018 related to certain Midstream contract provisions for third-party reimbursements, non-cash consideration and imbalances that require gross presentation under ASC 606.  Comparative information continues to be reported under the accounting standards in effect for those periods.

Practical Expedients
We elected the completed contract practical expedient and only applied ASC 606 to contracts that were not completed as of January 1, 2018.
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of September 30, 2018, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at September 30, 2018 include matching buy/sell receivables of $1.73 billion and income tax receivables of $102 million.
ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
We adopted this ASU in the first quarter of 2018 and recorded a $61 million cumulative-effect adjustment as an increase to retained earnings as of January 1, 2018 with the offset recorded as a reduction to deferred income taxes.
We also adopted the following ASUs during the first nine months of 2018, none of which had a material impact to our financial statements or financial statement disclosures:

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

Not Yet Adopted
ASU 2018-02, Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued an ASU allowing an entity the choice to reclassify to retained earnings the tax effects related to the TCJA that are stranded in accumulated other comprehensive income. We do not expect adoption of this standard to have a material impact on our financial statements. The amendment is effective beginning in 2019.
ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued an ASU to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness and eases certain hedge effectiveness assessment requirements. The guidance is effective beginning in 2019. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption. However, since we have not historically designated our commodity derivatives as hedges, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued an ASU which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value, which could be different from the amount calculated under the current method using the implied fair value of the goodwill; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis, and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.
ASU 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued an ASU related to the accounting for credit losses on certain financial instruments. The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect application of this ASU to have a material impact on our consolidated financial statements.
ASU 2016-02 and 2018-11, Leases
In February 2016, the FASB issued an ASU requiring lessees to record virtually all leases on their balance sheets. The ASU also requires expanded disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. We will transition to the new guidance by recording leases on our balance sheet as of January 1, 2019. We continue to evaluate the impact of this standard on our financial statements, disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls. We are implementing a third-party supported lease accounting information system to account for our lease population in accordance with this new standard and establishing internal controls over the new system. We have completed a significant portion of the design and testing of the new system and commenced lease data loading and testing. We believe the adoption of the standard will have a material impact on our consolidated financial statements as virtually all leases will be recognized as a right of use asset and lease obligation.
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
As of September 30, 2018, we owned 63.6 percent of the outstanding MPLX common units and we control MPLX through our ownership of the general partner of MPLX. MPLX is a VIE because the limited partners of MPLX do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to our significant economic interest, we also have the power, through our 100 percent ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the 36.4 percent interest owned by the public. We also record a redeemable noncontrolling interest related to MPLX’s preferred units.
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
Noncontrolling Interest in MPLX
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Nine Months Ended September 30,
(In millions)	2018	2017
Increase due to the issuance of MPLX LP common units to the public	$6	$25
Increase due to the issuance of MPLX LP common units and general partner units to MPC	1,114	113
Increase due to GP/IDR Exchange	1,808	—
Increase in MPC's additional paid-in capital	2,928	138
Tax impact	(546)	(26)
Increase in MPC's additional paid-in capital, net of tax	$2,382	$112

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
5. ACQUISITIONS
Acquisition of Andeavor
On October 1, 2018, we completed the acquisition of Andeavor. Under the terms of the merger agreement, Andeavor stockholders had the option to choose 1.87 shares of MPC common stock or $152.27 in cash per share of Andeavor common stock. The merger agreement included election proration provisions that resulted in approximately 22.9 million shares of Andeavor common stock being converted into cash consideration and the remaining 128.2 million shares of Andeavor common stock being converted into stock consideration. Andeavor stockholders received in the aggregate approximately 239.8 million shares of MPC common stock valued at $19.8 billion and approximately $3.5 billion in cash in connection with the Andeavor acquisition.
We are completing our analysis of the purchase price consideration and estimating the fair value of assets acquired and liabilities assumed in connection with the Andeavor acquisition, which is likely to result in a significant amount of goodwill.
We recognized $14 million in transaction costs related to the Andeavor acquisition, which are reflected in selling, general and administrative expenses for the nine months ended September 30, 2018.
Acquisition of Mt. Airy Terminal
On September 26, 2018, MPLX acquired an eastern U.S. Gulf Coast export terminal (“Mt. Airy Terminal”) from Pin Oak Holdings, LLC for total consideration of $451 million. The terminal includes 4 million barrels of third-party leased storage capacity and a 120 mbpd dock. The Mt. Airy Terminal is located on the Mississippi River between New Orleans and Baton Rouge, near several Gulf Coast refineries, including our Garyville Refinery, and numerous rail lines and pipelines. The Mt. Airy Terminal will be accounted for within the Midstream segment.
MPLX is still in the process of finalizing the fair value of assets acquired and liabilities assumed, however, the provisional amounts that have been recorded are $330 million for property, plant and equipment and $126 million for goodwill with the remaining difference from the acquisition price being attributable primarily to net assumed liabilities. Goodwill represents the significant growth potential of the terminal due to the multiple pipelines and rail lines which cross the property, the terminal’s position as an aggregation point for liquids growth in the region for both ocean-going vessels and inland barges, the proximity of the terminal to our Garyville refinery and other refineries in the region as well as the capability to construct an additional dock at the site.
The amount of revenue and income from operations associated with the acquisition from the terminal acquisition date to September 30, 2018 did not have a material impact on the consolidated financial statements. In addition, assuming the terminal acquisition had occurred on January 1, 2017, the consolidated pro forma results would not have been materially different from the reported results.
Acquisition of Ozark Pipeline
On March 1, 2017, MPLX acquired the Ozark pipeline from Enbridge Pipelines (Ozark) LLC for approximately $219 million, including purchase price adjustments made in the second quarter of 2017. Based on the fair value of assets acquired and liabilities assumed at the acquisition date, the final purchase price was primarily allocated to property, plant and equipment. The Ozark pipeline is a 433-mile, 22-inch diameter crude oil pipeline originating in Cushing, Oklahoma, and terminating in Wood River, Illinois, capable of transporting approximately 230 mbpd. We account for the Ozark pipeline within the Midstream segment.
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
Effective January 1, 2017, MPLX and Sherwood Midstream formed a joint venture, Sherwood Midstream Holdings LLC (“Sherwood Midstream Holdings”), for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MPLX. MPLX contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. Sherwood Midstream contributed cash of approximately $44 million to Sherwood Midstream Holdings in exchange for a 21 percent initial ownership interest. The net book value of the contributed assets was approximately $203 million. The contribution was determined to be an in-substance sale of real estate. During the nine months ended September 30, 2018, MPLX sold to Sherwood Midstream six percent of its equity ownership in Sherwood Midstream Holdings for $15 million.
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
Crowley Coastal Partners
In May 2016, Crowley Coastal Partners LLC (“Crowley Coastal Partners”) was formed to own an interest in both Crowley Ocean Partners LLC (“Crowley Ocean Partners”) and Crowley Blue Water Partners LLC (“Crowley Blue Water Partners”). We have determined that Crowley Coastal Partners is a VIE based on the terms of the existing financing arrangements for Crowley Blue Water Partners and Crowley Ocean Partners and the associated debt guarantees by MPC and Crowley. Our maximum exposure to loss at September 30, 2018 was $483 million, which includes our equity method investment in Crowley Coastal Partners and the debt guarantees provided to each of the lenders to Crowley Blue Water Partners and Crowley Ocean Partners. We are not the primary beneficiary of this VIE because we do not have the power to control the activities that significantly influence the economic outcomes of the entity and, therefore, do not consolidate the entity.

MarkWest Utica EMG
On January 1, 2012, MarkWest Utica Operating Company, LLC (“Utica Operating”), a wholly-owned and consolidated subsidiary of MarkWest, and EMG Utica, LLC (“EMG Utica”), executed agreements to form a joint venture, MarkWest Utica EMG LLC (“MarkWest Utica EMG”), to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in eastern Ohio.
As of September 30, 2018, MPLX had a 56 percent ownership interest in MarkWest Utica EMG. MarkWest Utica EMG's inability to fund its planned activities without subordinated financial support qualify it as a VIE. Utica Operating is not deemed to be the primary beneficiary due to EMG Utica’s voting rights on significant matters. We account for our ownership interest in MarkWest Utica EMG as an equity method investment. Our maximum exposure to loss as a result of our involvement with MarkWest Utica EMG includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in MarkWest Utica EMG at September 30, 2018 was $2.1 billion.
Ohio Gathering
Ohio Gathering Company, L.L.C. (“Ohio Gathering”) is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Ohio Gathering is a joint venture between MarkWest Utica EMG and Summit Midstream Partners, LLC. As of September 30, 2018, MPLX had a 34 percent indirect ownership interest in Ohio Gathering. As this entity is a subsidiary of MarkWest Utica EMG, which is accounted for as an equity method investment, MPLX reports its portion of Ohio Gathering’s net assets as a component of its investment in MarkWest Utica EMG.
Sherwood Midstream
As described in Note 5, MPLX and Antero Midstream formed a joint venture, Sherwood Midstream, to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. As of September 30, 2018, MPLX had a 50 percent ownership interest in Sherwood Midstream. Sherwood Midstream’s inability to fund its planned activities without additional subordinated financial support qualify it as a VIE. MPLX is not deemed to be the primary beneficiary, due to Antero Midstream’s voting rights on significant matters. We account for our ownership interest in Sherwood Midstream using the equity method of accounting. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream at September 30, 2018 was $325 million.
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
Sherwood Midstream Holdings
As described in Note 5, MPLX and Sherwood Midstream entered into a joint venture, Sherwood Midstream Holdings, for the purpose of owning, operating and maintaining all of the shared assets for the benefit of and use in the operation of the gas plants and other assets owned by Sherwood Midstream and the gas plants and deethanization facilities owned by MPLX. MPLX had an initial 79 percent direct ownership in Sherwood Midstream Holdings, in addition to an initial 10.5 percent indirect interest through its ownership in Sherwood Midstream. Sherwood Midstream Holdings’ inability to fund its operations without additional subordinated financial support qualify it as a VIE. We account for our ownership interest in Sherwood Midstream Holdings using the equity method of accounting as Sherwood Midstream is considered to be the general partner and controls all decisions related to Sherwood Midstream Holdings. Our maximum exposure to loss as a result of our involvement with Sherwood Midstream Holdings includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of compensation received for the performance of the operating services. Our equity investment in Sherwood Midstream Holdings at September 30, 2018 was $155 million.

7. RELATED PARTY TRANSACTIONS
We believe that transactions with related parties were conducted on terms comparable to those with unaffiliated parties.
Significant transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Sales to related parties(a)	$201	$157	$572	$458
Purchases from related parties(b)	149	148	428	420

(a)
Sales to related parties consists primarily of sales of refined products to PFJ Southeast, an equity affiliate which owns and operates travel plazas primarily in the Southeast region of the United States.

(b)	We obtain transportation services and purchase ethanol from certain of our equity affiliates, none of which is individually material.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$737	$903	$1,829	$1,416
Income allocated to participating securities	—	—	1	1
Income available to common stockholders – basic	$737	$903	$1,828	$1,415
Weighted average common shares outstanding	451	504	462	514
Basic earnings per share	$1.63	$1.79	$3.96	$2.75
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$737	$903	$1,829	$1,416
Income allocated to participating securities	—	—	1	1
Income available to common stockholders – diluted	$737	$903	$1,828	$1,415
Weighted average common shares outstanding	451	504	462	514
Effect of dilutive securities	5	4	4	4
Weighted average common shares, including dilutive effect	456	508	466	518
Diluted earnings per share	$1.62	$1.77	$3.92	$2.73

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Shares issuable under stock-based compensation plans	—	1	—	1

9. EQUITY
As of September 30, 2018, we had $5.58 billion of share repurchase authorization remaining under authorizations from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Number of shares repurchased	5	8	36	31
Cash paid for shares repurchased	$400	$452	$2,612	$1,622
Average cost per share	$73.03	$53.85	$71.80	$52.16
Our dividend payments were $0.46 and $0.40 per common share for the three months ended September 30, 2018 and 2017, respectively, and $1.38 and $1.12 per common share for the nine months ended September 30, 2018 and 2017, respectively.
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

As discussed in Note 4, on February 1, 2018, we contributed certain refining logistics assets and fuels distribution services to MPLX. The results of these new businesses are reported in the Midstream segment prospectively from February 1, 2018, resulting in a net reduction of $230 million and $643 million to Refining & Marketing segment results and a net increase to Midstream segment results of the same amount for the three and nine months ended September 30, 2018, respectively. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018.
Segment income represents income from operations attributable to the reportable segments. Corporate administrative expenses, except for those attributable to MPLX, and costs related to certain non-operating assets are not allocated to the reportable segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the reportable segments. In the third quarter we began reporting segment capital expenditures and investments excluding acquisitions in the current and comparative periods.

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended September 30, 2018
Revenues:
Third party	$16,552	$5,393	$842	$22,787
Intersegment	2,931	1	787	3,719
Related party	199	2	—	201
Segment revenues	$19,682	$5,396	$1,629	$26,707
Segment income from operations	$666	$161	$679	$1,506
Income from equity method investments	7	18	71	96
Depreciation and amortization(a)	257	76	205	538
Capital expenditures and investments(b)	226	98	593	917

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Three Months Ended September 30, 2017
Revenues:
Third party	$13,573	$4,895	$585	$19,053
Intersegment(c)	2,904	1	369	3,274
Related party	155	2	—	157
Segment revenues	$16,632	$4,898	$954	$22,484
Segment income from operations	$1,097	$208	$355	$1,660
Income from equity method investments(a)	6	20	57	83
Depreciation and amortization(a)	266	68	169	503
Capital expenditures and investments(b)	198	108	423	729

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Nine Months Ended September 30, 2018
Revenues:
Third party	$46,069	$15,225	$2,305	$63,599
Intersegment	8,181	4	2,180	10,365
Related party	566	6	—	572
Segment revenues	$54,816	$15,235	$4,485	$74,536
Segment income from operations	$1,558	$415	$1,863	$3,836
Income from equity method investments(a)	14	51	196	261
Depreciation and amortization(a)	761	228	577	1,566
Capital expenditures and investments(b)	613	225	1,676	2,514

(In millions)	Refining & Marketing	Speedway	Midstream	Total
Nine Months Ended September 30, 2017
Revenues:
Third party	$37,485	$14,070	$1,665	$53,220
Intersegment(c)	8,302	3	1,076	9,381
Related party	452	6	—	458
Segment revenues	$46,239	$14,079	$2,741	$63,059
Segment income from operations	$1,589	$581	$996	$3,166
Income from equity method investments(a)	10	54	139	203
Depreciation and amortization(a)	805	197	528	1,530
Capital expenditures and investments(b)	570	221	1,267	2,058

(a)	Differences between segment totals and MPC totals represent amounts related to corporate and other unallocated items and are included in items not allocated to segments in the reconciliation below.

(b)	Capital expenditures include changes in capital accruals and investments in affiliates. See reconciliation from segment totals to MPC total capital expenditures below.

(c)	Management believes intersegment transactions were conducted under terms comparable to those with unaffiliated parties.
The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Segment income from operations	$1,506	$1,660	$3,836	$3,166
Items not allocated to segments:
Corporate and other unallocated items(a)	(103)	(85)	(283)	(251)
Litigation	—	—	—	(86)
Impairments(b)	—	2	1	21
Income from operations	1,403	1,577	3,554	2,850
Net interest and other financial costs	240	158	618	465
Income before income taxes	$1,163	$1,419	$2,936	$2,385

(a)
Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	Includes MPC’s share of gains from the sale of assets remaining from the canceled Sandpiper pipeline project.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Segment capital expenditures and investments	$917	$729	$2,514	$2,058
Less investments in equity method investees	104	53	222	230
Plus items not allocated to segments:
Corporate	7	19	42	53
Capitalized interest	21	13	55	39
Total capital expenditures(a)	$841	$708	$2,389	$1,920

(a)
Capital expenditures include changes in capital accruals. See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

Revenues by product line were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Refined products	$19,815	$16,374	$55,265	$45,689
Merchandise	1,340	1,370	3,756	3,905
Crude oil and refinery feedstocks	1,011	878	2,872	2,389
Midstream services, transportation and other	621	431	1,706	1,237
Sales and other operating revenues	$22,787	$19,053	$63,599	$53,220
11. NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Interest income	$(26)	$(7)	$(71)	$(16)
Interest expense	233	172	675	508
Interest capitalized	(21)	(14)	(55)	(47)
Pension and other postretirement non-service costs(a)	45	1	47	—
Loss on extinguishment of debt	—	—	4	—
Other financial costs	9	6	18	20
Net interest and other financial costs	$240	$158	$618	$465

(a)	See Note 20.
12. INCOME TAXES
The combined federal, state and foreign income tax rate was 19 percent and 29 percent for the three months ended September 30, 2018 and 2017, respectively, and 18 percent and 30 percent for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interest offset by state and local tax expense. The effective tax rate for the three and nine months ended September 30, 2017 was less than the then applicable U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interest, the domestic manufacturing deduction and equity compensation offset by state and local tax expense.
We are continuously undergoing examination of our income tax returns, which have been completed through the 2007 tax year for state returns and the 2009 tax year for our U.S. federal return. As of September 30, 2018, we had $21 million of unrecognized tax benefits.
Prior to its spin-off on June 30, 2011, Marathon Petroleum Corporation was included in the Marathon Oil Corporation (“Marathon Oil”) federal income tax returns for all applicable years. During the third quarter of 2017, Marathon Oil received a notice of Final Partnership Administrative Adjustment (“FPAA”) from the U.S. Internal Revenue Service for taxable year 2010, relating to certain pre-spinoff transactions. Marathon Oil filed a U.S. Tax Court petition disputing these adjustments during the fourth quarter of 2017. We received an FPAA for taxable years 2011-2014 for items resulting from this matter and filed a U.S. Tax Court petition for tax years 2011-2014 to dispute these corollary adjustments in the fourth quarter of 2017. We continue to believe that the issue in dispute is more likely than not to be fully sustained and, therefore, no liability has been accrued for this matter.
Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 22 for indemnification information.

13. INVENTORIES

(In millions)	September 30, 2018	December 31, 2017
Crude oil and refinery feedstocks	$1,717	$2,056
Refined products	3,005	2,839
Materials and supplies	465	494
Merchandise	152	161
Total	$5,339	$5,550
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. There were no material LIFO inventory liquidations recognized for the nine months ended September 30, 2018.
14. PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2018	December 31, 2017
Refining & Marketing(a)	$18,708	$19,490
Speedway	5,520	5,358
Midstream(a)	18,213	14,898
Corporate and Other	835	792
Total	43,276	40,538
Less accumulated depreciation	15,559	14,095
Property, plant and equipment, net	$27,717	$26,443

(a)
On February 1, 2018, we contributed certain refining logistics assets and fuels distribution services to MPLX. In connection with this transaction, approximately $830 million of net property, plant and equipment was recorded to the Midstream segment with an offsetting reduction to the Refining & Marketing segment.

We own a 33 percent undivided joint interest in the Capline Pipeline System (“Capline”), a crude oil pipeline that runs from St. James, Louisiana to Patoka, Illinois. We account for this undivided joint interest by recognizing our proportionate share of Capline’s assets on our balance sheet, which are primarily classified as property, plant and equipment. Capline experienced a significant reduction in shipment volumes in the second quarter of 2018 primarily due to recently completed competing pipelines. The pipeline’s owners are proceeding with planning for the reversal of the pipeline to support southbound movements of crude oil as supported by shipper interest indicated during a non-binding open season conducted in 2017. Pending agreement among the owners, southbound service is estimated to commence by the second half of 2022. In the second quarter of 2018, we evaluated our share of Capline assets for impairment in accordance with ASC 360, and determined no impairment existed due to the probability of continuing future cash flows associated with a reversed Capline. We continue to monitor developments in the commercial outlook for Capline and noted no significant changes in the third quarter. As of September 30, 2018, our carrying value was $154 million.

15. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2018
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$62	$—	$—	$(62)	$—	$20
Other assets	3	—	—	N/A	3	—
Total assets at fair value	$65	$—	$—	$(62)	$3	$20

Commodity derivative instruments, liabilities	$99	$—	$2	$(99)	$2	$—
Embedded derivatives in commodity contracts	—	—	82	—	82	—
Total liabilities at fair value	$99	$—	$84	$(99)	$84	$—

	December 31, 2017
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Commodity derivative instruments, assets	$127	$—	$—	$(118)	$9	$8
Other assets	3	—	—	N/A	3	—
Total assets at fair value	$130	$—	$—	$(118)	$12	$8

Commodity derivative instruments, liabilities	$126	$—	$2	$(126)	$2	$—
Embedded derivatives in commodity contracts	—	—	64	—	64	—
Total liabilities at fair value	$126	$—	$66	$(126)	$66	$—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2018, cash collateral of $37 million was netted with the mark-to-market derivative liabilities. As of December 31, 2017, $8 million was netted with mark-to-market derivative liabilities.

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
Level 3 instruments are OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.78 to $1.65 per gallon and (2) the probability of renewal of 80 percent for the first five-year term and 70 percent for the second five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another. Increases or decreases in forward NGL prices result in an increase or decrease in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

The following is a reconciliation of the beginning and ending balances recorded for liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Beginning balance	$68	$41	$66	$190
Contingent consideration payment	—	—	—	(131)
Unrealized and realized losses included in net income	20	22	29	8
Settlements of derivative instruments	(4)	(6)	(11)	(10)
Ending balance	$84	$57	$84	$57

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the end of period:
Derivative instruments	$21	$17	$22	$8
Contingent consideration agreement	—	—	—	1
Total	$21	$17	$22	$9

Fair Values – Reported
The following table summarizes financial instruments on the basis of their nature, characteristics and risk at September 30, 2018 and December 31, 2017, excluding the derivative financial instruments and contingent consideration reported above.

	September 30, 2018		December 31, 2017
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial assets:
Environmental receivables and misc. deposits	23	23	17	17
Total financial assets	$23	$23	$17	$17
Financial liabilities:
Long-term debt(a)	$18,421	$18,036	$13,893	$12,642
Deferred credits and other liabilities	115	107	122	109
Total financial liabilities	$18,536	$18,143	$14,015	$12,751

(a)	Excludes capital leases and debt issuance costs; includes amount classified as debt due within one year.
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
The following table presents the gross fair values of derivative instruments, excluding cash collateral, and where they appear on the consolidated balance sheets as of September 30, 2018 and December 31, 2017:

(In millions)	September 30, 2018
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$62	$99
Other current liabilities(a)	—	17
Deferred credits and other liabilities(a)	—	67

(In millions)	December 31, 2017
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$127	$126
Other current liabilities(a)	—	14
Deferred credits and other liabilities(a)	—	52

(a)	Includes embedded derivatives.
The tables below summarize open commodity derivative contracts for crude oil and refined products as of September 30, 2018.

	Position	Total Barrels (In thousands)
Crude Oil(a)
Exchange-traded	Long	14,052
Exchange-traded	Short	(16,782)

(a)	98.7 percent of the exchange-traded contracts expire in the fourth quarter of 2018.

	Position	Total Gallons (In thousands)
Refined Products(a)
Exchange-traded	Long	135,408
Exchange-traded	Short	(320,250)
OTC	Short	(28,980)

(a)	97.1 percent of the exchange-traded contracts expire in the fourth quarter of 2018.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)		Gain (Loss)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2018	2017	2018	2017
Sales and other operating revenues	$3	$(10)	$1	$8
Cost of revenues	(69)	1	(152)	(30)
Total	$(66)	$(9)	$(151)	$(22)

17. DEBT
Our outstanding borrowings at September 30, 2018 and December 31, 2017 consisted of the following:

(In millions)	September 30, 2018	December 31, 2017
Marathon Petroleum Corporation:
Commercial paper	$—	$—
364-day bank revolving credit facility due July 2018(a)	—	—
Trade receivables securitization facility due July 2019	—	—
Bank revolving credit facility due 2022	—	—
Senior notes, 2.700% due December 2018	—	600
Senior notes, 3.400% due December 2020	650	650
Senior notes, 5.125% due March 2021	1,000	1,000
Senior notes, 3.625%, due September 2024	750	750
Senior notes, 6.500%, due March 2041	1,250	1,250
Senior notes, 4.750%, due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 5.000%, due September 2054	400	400
Capital lease obligations due 2018-2033	511	356
MPLX LP:
MPLX bank revolving credit facility due 2022	1,000	505
MPLX senior notes, 5.500%, due February 2023	710	710
MPLX senior notes, 3.375%, due March 2023	500	—
MPLX senior notes, 4.500%, due July 2023	989	989
MPLX senior notes, 4.875%, due December 2024	1,149	1,149
MPLX senior notes, 4.000%, due February 2025	500	500
MPLX senior notes, 4.875%, due June 2025	1,189	1,189
MarkWest senior notes, 4.500% - 5.500%, due 2023 - 2025	63	63
MPLX senior notes, 4.125%, due March 2027	1,250	1,250
MPLX senior notes, 4.000%, due March 2028	1,250	—
MPLX senior notes, 4.500%, due April 2038	1,750	—
MPLX senior notes, 5.200%, due March 2047	1,000	1,000
MPLX senior notes, 4.700%, due April 2048	1,500	—
MPLX senior notes, 4.900%, due April 2058	500	—
MPLX capital lease obligations due 2020	7	7
Total	18,968	13,418
Unamortized debt issuance costs	(105)	(59)
Unamortized discount	(414)	(413)
Amounts due within one year	(26)	(624)
Total long-term debt due after one year	$18,423	$12,322

(a)	The 364-day facility expired on July 20, 2018.
Commercial Paper
During the nine months ended September 30, 2018, we had no borrowings or repayments under the commercial paper program. At September 30, 2018, we had no amounts outstanding under the commercial paper program.
Trade Receivables Securitization Facility
At September 30, 2018, we had no amounts outstanding under our trade receivables securitization facility.

MPC Revolving Credit Agreements
There were no borrowings or letters of credit outstanding under the MPC bank revolving credit facility at September 30, 2018.
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
MPLX Credit Agreement
During the nine months ended September 30, 2018, MPLX borrowed $1.175 billion under the MPLX bank revolving credit facility, at an average interest rate of 3.1 percent, and repaid $680 million. At September 30, 2018, MPLX had $1 billion outstanding borrowings and $3 million letters of credit outstanding under the MPLX bank revolving credit facility, resulting in total availability of approximately $1.247 billion.
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
18. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(In millions)	2018	2017
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$520	$446
Income taxes paid to taxing authorities	153	383
Non-cash investing and financing activities:
Capital leases	171	—
Contribution of assets to joint venture(a)	—	337

(a)	MarkWest’s contribution of assets to Sherwood Midstream and Sherwood Midstream Holdings. See Note 5.

(In millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$4,992	$3,011
Restricted cash(a)	3	4
Cash, cash equivalents and restricted cash(b)	$4,995	$3,015

(a)	The restricted cash balance is included within other current assets on the consolidated balance sheets.

(b)	As a result of the adoption of ASU 2016-18, the consolidated statements of cash flows now explain the change during the period of both cash and cash equivalents and restricted cash.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2018	2017
Additions to property, plant and equipment per the consolidated statements of cash flows	$2,315	$1,928
Asset retirement expenditures	7	1
Increase (decrease) in capital accruals	67	(9)
Total capital expenditures	$2,389	$1,920
19. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2016	$(233)	$(7)	$4	$2	$(234)
Other comprehensive loss before reclassifications	(2)	—	—	—	(2)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(29)	(2)	—	—	(31)
– actuarial loss/(gain)(a)	27	(1)	—	—	26
– settlement loss(a)	2	—	—	—	2
Other(b)	—	—	—	(2)	(2)
Tax effect	—	1	—	1	2
Other comprehensive loss	(2)	(2)	—	(1)	(5)
Balance as of September 30, 2017	$(235)	$(9)	$4	$1	$(239)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2017	$(190)	$(48)	$4	$3	$(231)
Other comprehensive income (loss) before reclassifications	35	(1)	(2)	—	32
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(25)	(2)	—	—	(27)
– actuarial loss/(gain)(a)	26	(1)	—	—	25
– settlement loss(a)	47	—	—	—	47
Other(b)	—	—	—	(4)	(4)
Tax effect	(12)	1	—	1	(10)
Other comprehensive income (loss)	71	(3)	(2)	(3)	63
Balance as of September 30, 2018	$(119)	$(51)	$2	$—	$(168)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 20.

(b)	This amount was reclassified out of accumulated other comprehensive loss and is included in selling, general and administrative expenses on the consolidated statements of income.

20. DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$36	$33	$7	$6
Interest cost	18	19	7	8
Expected return on plan assets	(25)	(25)	—	—
Amortization – prior service credit	(9)	(10)	—	—
– actuarial loss (gain)	9	9	(1)	—
– settlement loss	45	1	—	—
Net periodic benefit cost	$74	$27	$13	$14

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$107	$99	$22	$19
Interest cost	54	56	22	23
Expected return on plan assets	(75)	(75)	—	—
Amortization – prior service credit	(25)	(29)	(2)	(2)
– actuarial loss (gain)	26	27	(1)	(1)
– settlement loss	47	2	—	—
Net periodic benefit cost	$134	$80	$41	$39
The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the nine months ended September 30, 2018, we chose to make a $100 million voluntary contribution to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $13 million and $25 million, respectively, during the nine months ended September 30, 2018.
21. STOCK-BASED COMPENSATION PLANS
Stock Option Awards
The following table presents a summary of our stock option award activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	8,465,398	$33.74
Granted	903,797	67.71
Exercised	(905,914)	26.30
Forfeited or expired	(28,664)	47.54
Outstanding at September 30, 2018	8,434,617	38.13
The grant date fair value of stock option awards granted during the nine months ended September 30, 2018 was $17.21 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions.

Restricted Stock Awards
The following table presents a summary of restricted stock award activity for the nine months ended September 30, 2018:

	Shares of Restricted Stock (“RS”)		Restricted Stock Units (“RSU”)
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,188,662	$45.07	285,164	$29.95
Granted	438,209	70.39	19,173	70.99
RS Vested/RSUs Issued	(552,217)	44.88	(151,170)	22.95
Forfeited	(51,645)	49.33	—	—
Outstanding at September 30, 2018	1,023,009	55.80	153,167	42.00
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the nine months ended September 30, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	6,851,542	$0.81
Granted	3,830,000	0.83
Vested	(2,052,959)	0.95
Forfeited	(10,000)	0.92
Outstanding at September 30, 2018	8,618,583	0.79
The performance unit awards granted during the nine months ended September 30, 2018 have a grant date fair value of $0.83 per unit, as calculated using a Monte Carlo valuation model.
MPLX Awards
During the nine months ended September 30, 2018, MPLX granted equity-based compensation awards under the MPLX LP 2018 and MPLX LP 2012 Incentive Compensation Plans. The compensation expense for these awards is not material to our consolidated financial statements.
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
At September 30, 2018 and December 31, 2017, accrued liabilities for remediation totaled $104 million and $114 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $36 million and $45 million at September 30, 2018 and December 31, 2017, respectively.

We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Litigation Relating to the Acquisition of Andeavor
Between June 20 and July 11, 2018, six putative class actions (the “Actions”) were filed against some or all of Andeavor, the directors of Andeavor, and MPC, Mahi Inc. (“Merger Sub 1”) and Mahi LLC (n/k/a Andeavor LLC) (“Merger Sub 2” and, together with MPC and Merger Sub 1, the “MPC Defendants”), relating to the Andeavor merger. Two complaints, Malka Raul v. Andeavor, et al., and Stephen Bushansky v. Andeavor, et al., were filed in the U.S. District Court for the Western District of Texas. Four complaints, captioned The Vladimir Gusinsky Rev. Trust v. Andeavor, et al., Lawrence Zucker v. Andeavor, et al., Mel Gross v. Andeavor, et al., and Hudson v. Andeavor, et al. were filed in the U.S. District Court for the District of Delaware. The Actions generally alleged that Andeavor, the directors of Andeavor and the MPC Defendants disseminated a false or misleading registration statement regarding the merger in violation of Section 14(a) of the Securities Exchange Act of 1934 (“the “Exchange Act”) and Rule 14a-9 promulgated thereunder. Specifically, the Actions alleged that the registration statement filed by MPC misstated or omitted material information regarding the parties’ financial projections and the analyses performed by Andeavor’s and MPC’s respective financial advisors, and that disclosure of material information was necessary in light of preclusive deal protection provisions in the merger agreement, the financial interests of Andeavor’s officers and directors in completing the deal, and the financial interests of Andeavor’s and MPC’s respective financial advisors. The Actions further alleged that the directors of Andeavor and/or the MPC Defendants were liable for these violations as “controlling persons” of Andeavor under Section 20(a) of the Exchange Act. The Actions sought injunctive relief, including to enjoin and/or rescind the merger, damages in the event the merger is consummated, and an award of attorneys’ fees, in addition to other relief.
On July 5 and July 20, 2018, MPC filed amendments to its Registration Statement on Form S-4, which included certain supplemental disclosures responding to allegations made by the plaintiffs. On August 3, 2018, Andeavor filed its proxy statement, and after that date, the parties had numerous discussions regarding the adequacy of disclosures. The parties ultimately reached an agreement in principle to resolve the Actions in exchange for the supplemental disclosures. Consistent with that agreement, Andeavor and MPC each filed a Current Report on Form 8-K on September 14, 2018 that included certain additional disclosures in response to plaintiffs’ allegations. Between September 21 and September 28, 2018, all the Actions were dismissed as moot, and the parties reserved their rights in the event of any dispute over attorneys’ fees and expenses. The Company does not believe the ultimate resolution of these fee issues will be material.

Other Lawsuits
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
Guarantees related to indebtedness of equity method investees—MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $160 million as of September 30, 2018.
We hold an interest in a refined products pipeline through our investment in Centennial Pipeline LLC (“Centennial”), and have guaranteed our portion of the payment of Centennial’s principal, interest and prepayment costs, if applicable, under a Master Shelf Agreement, which is scheduled to expire in 2024. The guarantee arose in order for Centennial to obtain adequate financing. Our maximum potential undiscounted payments under this agreement for debt principal totaled $22 million as of September 30, 2018.
In connection with our 50 percent indirect interest in Crowley Ocean Partners, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of September 30, 2018, our maximum potential undiscounted payments under this agreement for debt principal totaled $163 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. The maximum exposure under these arrangements is 50 percent of the amount of the debt, which was $128 million as of September 30, 2018.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $3 million as of September 30, 2018, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 12, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $92 million as of September 30, 2018, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, up to $50 million per event, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual Commitments and Contingencies
At September 30, 2018, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.03 billion.
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

23. SUBSEQUENT EVENTS
Acquisition of Andeavor
See Note 5 for additional information on the Andeavor acquisition.
Authorized Shares of MPC Common Stock
On October 1, 2018, in connection with the Andeavor acquisition, we amended our certification of incorporation to increase the number of authorized shares of MPC common stock from one billion to two billion, as approved by MPC stockholders at MPC’s September 24, 2018 special meeting of stockholders.
MPC Revolving Credit Agreements
On August 28, 2018, we entered into credit agreements with a syndicate of lenders to replace MPC’s previous five-year $2.5 billion bank revolving credit facility due in 2022 and our previous 364-day $1 billion bank revolving agreement that expired in July 2018. The new credit agreements, which became effective October 1, 2018 in connection with the Andeavor acquisition, provide for a $5 billion five-year revolving credit agreement that expires in 2023 (“new MPC five-year credit agreement”) and a $1 billion 364-day revolving credit agreement that expires in 2019 (“new MPC 364-day credit agreement” and together with the new MPC five-year credit agreement, the “new MPC credit agreements”).
MPC has an option under the new MPC five-year credit agreement to increase the aggregate commitments by up to an additional $1 billion, subject to, among other conditions, the consent of the lenders whose commitments would be increased. In addition, MPC may request up to two one-year extensions of the maturity date of the new MPC five-year credit agreement subject to, among other conditions, the consent of lenders holding a majority of the commitments, provided that the commitments of any non-consenting lenders will terminate on the then-effective maturity date. The new MPC five-year credit agreement includes sub-facilities for swing-line loans of up to $250 million and letters of credit of up to $2.2 billion (which may be increased to up to $3 billion upon receipt of additional letter of credit issuing commitments).
The financial covenants and the interest rate terms contained in the new credit agreements are substantially the same as those contained in the previous bank revolving credit facilities.
MPC Senior Notes
As a result of the completion of the Andeavor acquisition, we assumed an aggregate principal amount of $3.375 billion senior notes issued by Andeavor. On October 2, 2018, approximately $2.905 billion aggregate principal amount of Andeavor’s outstanding senior notes were exchanged for new unsecured senior notes issued by MPC having the same maturity and interest rates as the Andeavor senior notes and cash in an exchange offer and consent solicitation undertaken by MPC and Andeavor.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes various forward-looking statements concerning trends or events potentially affecting our business. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “imply,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting our business, see “Risk Factors” below, together with the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
CORPORATE OVERVIEW
We are an independent petroleum refining and marketing, retail and midstream services company. At September 30, 2018, prior to the Andeavor acquisition on October 1, 2018 discussed below, we owned and operated six refineries, all located in the United States, with an aggregate crude oil refining capacity of approximately 1.9 million barrels per calendar day. These refineries supply refined products to resellers and consumers within our market areas, including the Midwest, Gulf Coast, Northeast, East Coast and Southeast regions of the United States. We distribute refined products to our customers through transportation, storage, distribution and marketing services provided by our Midstream segment. We are one of the largest wholesale suppliers of gasoline and distillates to resellers within our market area.
At September 30, 2018, we had two strong retail brands: Speedway® and Marathon®. We believe that Speedway LLC, a wholly-owned subsidiary, operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 2,750 convenience stores in 22 states throughout the Midwest, East Coast, Southeast and Gulf Coast. The Marathon brand is an established transportation fuel brand in the Midwest and Southeast regions of the United States, and is available through approximately 5,600 retail outlets operated by independent entrepreneurs in 20 states and the District of Columbia.
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
At September 30, 2018, our operations consisted of three reportable segments: Refining & Marketing; Speedway; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

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

Recent Developments
On October 1, 2018, we completed the acquisition of Andeavor. Under the terms of the merger agreement, Andeavor stockholders had the option to choose 1.87 shares of MPC common stock or $152.27 in cash per share of Andeavor common stock. The merger agreement included election proration provisions that resulted in approximately 22.9 million shares of Andeavor common stock being converted into cash consideration and the remaining 128.2 million shares of Andeavor common stock being converted into stock consideration. Andeavor stockholders received in the aggregate approximately 239.8 million shares of MPC common stock valued at $19.8 billion and approximately $3.5 billion in cash in connection with the Andeavor acquisition. Upon closing, we own the general partner and are the largest holder of common units of Andeavor Logistics LP (“ANDX”), which is a publicly-traded midstream master limited partnership.
This transaction combines two strong, complementary companies to create a leading U.S. downstream energy company. The acquisition substantially increases our geographic diversification and scale and strengthens each of our operating segments by: diversifying our refining portfolio into attractive markets while also increasing access to advantaged feedstocks, enhancing our midstream footprint in the Permian basin, and creating a nationwide retail and marketing portfolio, all of which is expected to substantially improve efficiencies and our ability to serve customers. We expect the combination to generate approximately $1 billion in tangible annual gross run-rate cost and operating synergies within the first three years, significantly enhancing our long-term cash flow generation profile.
The above discussion contains forward-looking statements with respect to the Andeavor acquisition. Factors that could cause actual results to differ materially from those implied in the forward looking statements include, but are not limited to, the risk that the cost savings and any other synergies from the Andeavor transaction may not be fully realized or may take longer to realize than expected; disruption from the Andeavor transaction making it more difficult to maintain relationships with customers, employees or suppliers; and risks relating to any unforeseen liabilities of Andeavor; future levels of revenues, refining and marketing margins, operating costs, retail gasoline and distillate margins, merchandise margins, income from operations, net income or earnings per share; the regional, national and worldwide availability and pricing of refined products, crude oil, natural gas, NGLs and other feedstocks; consumer demand for refined products; our ability to manage disruptions in credit markets or changes to our credit rating; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; the reliability of processing units and other equipment; business strategies, growth opportunities and expected investment; MPC’s share repurchase authorizations, including the timing and amounts of any common stock repurchases; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan and to effect any share repurchases, including within the expected timeframe; the effect of restructuring or reorganization of business components; the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; continued or further volatility in and/or degradation of general economic, market, industry or business conditions; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; the anticipated effects of actions of third parties such as competitors, activist investors or federal, foreign, state or local regulatory authorities or plaintiffs in litigation; and the impact of adverse market conditions or other similar risks to those identified herein affecting MPLX and ANDX. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and “Risk Factors” below, together with the Risk Factors discussed in our Annual Report on Form 10-K for the year ended Dec. 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

EXECUTIVE SUMMARY
Results
Select results are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Income from operations by segment
Refining & Marketing	$666	$1,097	$1,558	$1,589
Speedway	161	208	415	581
Midstream	679	355	1,863	996
Items not allocated to segments	(103)	(83)	(282)	(316)
Income from operations	$1,403	$1,577	$3,554	$2,850
Net income attributable to MPC	$737	$903	$1,829	$1,416
Net income attributable to MPC per diluted share	$1.62	$1.77	$3.92	$2.73
Net income attributable to MPC was $737 million, or $1.62 per diluted share, in the third quarter and $1.83 billion, or $3.92 per diluted share, in the first nine months of 2018 compared to $903 million, or $1.77 per diluted share, and $1.42 billion, or $2.73 per diluted share, for the same periods of 2017.
Refining & Marketing segment income from operations decreased $431 million in the third quarter and $31 million in the first nine months of 2018, compared to the same periods of 2017. In the third quarter of 2018, the decrease in segment results was primarily driven by lower Midwest and Gulf Coast crack spreads partially offset by wider sweet and sour and WTI crude differentials. In the first nine months of 2018, wider sweet and sour and WTI crude differentials more than offset lower Midwest and Gulf Coast crack spreads on an ex-RIN basis. Refining & Marketing segment income was also reduced by $230 million and $643 million for the third quarter and first nine months of 2018, respectively, as a result of the February 1, 2018 dropdown transaction with MPLX. Midstream segment results include net increases of the same amounts. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018.
Refinery utilization was 97 percent during the third quarter. The USGC and Chicago LLS blended 6-3-2-1 crack spread on an ex-RIN basis was $8.03 per barrel in the third quarter of 2018 as compared to $8.68 per barrel in the third quarter of 2017. These crack spreads reflect blended 6-3-2-1 crack spreads of $9.76 and $12.69 per barrel for the third quarter of 2018 and 2017, respectively, less RIN crack adjustments of $1.73 and $4.00 per barrel for the third quarter of 2018 and 2017, respectively.
The USGC and Chicago LLS blended 6-3-2-1 crack spread on an ex-RIN basis was $6.59 per barrel in the first nine months of 2018 as compared to $6.39 per barrel in the first nine months of 2017. These crack spreads reflect blended 6-3-2-1 crack spreads of $8.88 and $9.87 per barrel for the first nine months of 2018 and 2017, respectively, less RIN crack adjustments of $2.29 and $3.48 per barrel for the first nine months of 2018 and 2017, respectively.
Speedway segment income from operations decreased $47 million in the third quarter and $166 million in the first nine months of 2018, compared to the same periods of 2017. The decreases were primarily related to higher operating expenses and lower light product margins. Speedway’s gasoline and distillate margin was 16.51 cents per gallon in the third quarter of 2018 as compared with 17.72 cents per gallon in the third quarter of 2017 and was 16.20 cents per gallon in the first nine months of 2018 as compared with 17.27 cents per gallon in the first nine months of 2017, primarily due to the effects of rising crude oil prices. For the third quarter and first nine months of 2018, same-store merchandise sales increased by 4.9 percent and 3.4 percent, respectively, and same-store gasoline sales volume decreased by 1.2 percent and 1.8 percent, respectively, year over year.
Speedway segment costs and expenses increased $28 million and $70 million in the third quarter and first nine months of 2018, respectively, primarily due to higher labor and benefit costs. Depreciation was $8 million and $31 million higher in the third quarter and first nine months of 2018, respectively, due to increased investment in the business as well as accelerated depreciation in the first nine months of 2018 due to Speedway’s upgrade of dispenser technology to strengthen customer bank card security while also targeting marketing earnings enhancements. Gains on the sale of assets of $12 million in the first nine months of 2017 also contributed to the change in segment earnings.

Midstream segment income from operations, which largely reflects MPLX, increased $324 million in the third quarter and $867 million in the first nine months of 2018 compared to the same periods of 2017. These results include $230 million and $643 million in the third quarter and first nine months of 2018, respectively, from the refining logistics assets and fuels distribution services contributed to MPLX on February 1, 2018. Prior period Midstream segment results do not reflect the impact of these new businesses. The incremental $94 million and $224 million increases in Midstream segment results in the third quarter and first nine months of 2018, respectively, were driven by strong pipeline throughput volumes as well as record gathered, processed and fractionated volumes.
Items not allocated to segments include transaction costs of approximately $4 million and $14 million in the third quarter and first nine months of 2018, respectively, related to the Andeavor acquisition. The first nine months of 2017 include an $86 million litigation charge and a $21 million gain on asset liquidations related to a canceled project.
MPLX LP
As of September 30, 2018, we owned 63.6 percent of the outstanding MPLX common units and control MPLX through our ownership of the general partner interest in MPLX.
MPLX Dropdown and Other Transactions with MPC

•
On February 1, 2018, we completed the dropdown of the remaining identified assets related to our strategic actions to enhance shareholder value announced in January 2017. We contributed our refining logistics assets and fuels distribution services to MPLX in exchange for $4.1 billion in cash and approximately 114 million newly issued MPLX common units.

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

Distributions from MPLX
The following table summarizes the cash distributions we received from MPLX.

	Nine Months Ended September 30,
(In millions)	2018	2017
Cash distributions received from MPLX:
Limited partner distributions	$775	$143
General partner distributions, including IDRs	—	205
Total	$775	$348
We owned approximately 505 million MPLX common units at September 30, 2018 valued at $17.50 billion based on the September 28, 2018 closing price of $34.68 per common unit.
On October 26, 2018, MPLX declared a quarterly cash distribution of $0.6375 per common unit payable on November 14, 2018. As a result, MPLX will make distributions totaling $507 million to its common unitholders. MPC’s portion of these distributions is approximately $322 million.
See Note 4 to the unaudited consolidated financial statements for additional information on MPLX.

Acquisitions
Our acquisition activity through September 30, 2018 was primarily focused on our Midstream segment as follows:

•
On September 26, 2018, MPLX acquired an eastern U.S. Gulf Coast export terminal (the “Mt. Airy Terminal”) from Pin Oak Holdings, LLC, for total consideration of $451 million. The terminal includes 4 million barrels of third-party leased storage capacity and a 120 mbpd dock. The Mt. Airy Terminal is located on the Mississippi River between New Orleans and Baton Rouge, near several Gulf Coast refineries, including our Garyville Refinery, and numerous rail lines and pipelines.

•
On September 4, 2018, MPLX announced it is jointly developing with Energy Transfer Partners, L.P (“Energy Transfer”), Magellan Midstream Partners, L.P. (“Magellan”) and Delek US Holdings, Inc. a new 30-inch diameter common carrier pipeline to transport crude oil from the Permian Basin to the Texas Gulf Coast region. The 600-mile pipeline system is expected to be operational in mid-2020 with multiple Texas origins and will have the strategic capability to transport crude oil to both Energy Transfer’s Nederland, Texas terminal and Magellan’s East Houston, Texas terminal. The ability to increase the diameter and capacity of the pipeline exists if additional commitments are received.

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

•
Effective January 1, 2017, MPLX, through its wholly-owned subsidiary MarkWest, and Antero Midstream formed a joint venture, Sherwood Midstream, to support the development of Antero Resources Corporation’s Marcellus Shale acreage in West Virginia. MPLX has a 50 percent ownership interest in Sherwood Midstream. In connection with this transaction, MPLX contributed certain gas processing plants currently under construction at the Sherwood Complex with a fair value of approximately $134 million and cash of approximately $20 million and sold Class A Interests in MarkWest Ohio Fractionation to Sherwood Midstream for $126 million in cash. Sherwood Midstream Holdings, a joint venture with MPLX and Sherwood Midstream, was also formed to own, operate and maintain certain assets owned by Sherwood Midstream and MPLX. MPLX contributed certain real property, equipment and facilities with a fair value of approximately $209 million to Sherwood Midstream Holdings in exchange for a 79 percent initial ownership interest. During the three months ended March 31, 2018, MarkWest Liberty Midstream sold to Sherwood Midstream six percent of their equity ownership in Sherwood Midstream Holdings for $15 million.

See Note 5 to the unaudited consolidated financial statements for additional information on these acquisitions and investments and Note 6 to the unaudited consolidated financial statements for additional information related to the investments in Sherwood Midstream, Ohio Fractionation and Sherwood Midstream Holdings.
Share Repurchases
During the nine months ended September 30, 2018, we returned $2.6 billion to our shareholders through repurchases of 36 million shares of common stock at an average price per share of $71.80. These repurchases were funded primarily by after tax proceeds from the February 1, 2018 dropdown to MPLX.
Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $12.42 billion of our common stock, leaving $5.58 billion available for repurchases as of September 30, 2018. See Note 9 to the unaudited consolidated financial statements.
Liquidity
As of September 30, 2018, we had cash and cash equivalents of approximately $4.96 billion, excluding MPLX's cash and cash equivalents, $2.5 billion of unused bank revolving credit facilities and full availability under our $750 million trade receivables facility. As of September 30, 2018, we did not have any commercial paper borrowings outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of September 30, 2018, MPLX had cash and cash equivalents of $37 million and approximately $1.25 billion available through its bank revolving credit facility and $1 billion available through its intercompany credit facility with MPC.

On August 28, 2018, in connection with the Andeavor acquisition, we entered into credit agreements with a syndicate of lenders to replace our previous five-year $2.5 billion bank revolving credit facility due in 2022 and our previous 364-day $1 billion bank revolving agreement that expired in July 2018. The new credit agreements, which became effective October 1, 2018, provide for a $5 billion five-year revolving credit agreement that expires in 2023 and a $1 billion 364-day revolving credit agreement that expires in 2019. The financial covenants and the interest rate terms contained in the new credit agreements are substantially the same as those contained in the previous bank revolving credit facilities.
The above discussion contains forward-looking statements with respect to our business strategies and our share repurchase authorizations. Factors that could affect our business strategies include, but are not limited to, our ability to achieve the strategic and other objectives related to the strategic initiatives; the impact of adverse market conditions affecting MPC’s, MPLX’s and ANDX’s midstream businesses; and adverse changes in laws including with respect to tax and regulatory matters. Factors that could affect the share repurchase authorizations and the timing of any repurchases include, but are not limited to, our ability to generate sufficient income and cash flow to effect share repurchases; our ability to manage disruption in credit markets or changes to our credit rating; business conditions; availability of liquidity and the market price of our common stock. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and “Risk Factors”, together with the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment income from operations depends largely on our Refining & Marketing margin and refinery throughputs.
Our Refining & Marketing margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries and the costs of products purchased for resale. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same relationship as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Midwest (Chicago) and USGC crack spreads that we believe most closely track our operations and slate of products. LLS prices and a 6-3-2-1 ratio of products (6 barrels of LLS crude oil producing 3 barrels of unleaded regular gasoline, 2 barrels of ULSD and 1 barrel of three percent residual fuel oil) are used for these crack-spread calculations.
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
The following table provides sensitivities showing an estimated change in annual net income due to potential changes in market conditions. The table excludes the effect of the acquisition of Andeavor.

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
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017	Variance	2018	2017	Variance
Revenues and other income:
Sales and other operating revenues(a)	$22,787	$19,053	$3,734	$63,599	$53,220	$10,379
Sales to related parties	201	157	$44	572	458	$114
Income from equity method investments	96	84	12	262	224	38
Net gain on disposal of assets	1	—	1	6	12	(6)
Other income	47	92	(45)	122	219	(97)
Total revenues and other income	23,132	19,386	3,746	64,561	54,133	10,428
Costs and expenses:
Cost of revenues (excludes items below)(a)	20,457	16,617	3,840	57,344	47,664	9,680
Purchases from related parties	149	148	1	428	420	8
Depreciation and amortization	555	517	38	1,616	1,574	42
Selling, general and administrative expenses	445	411	34	1,271	1,286	(15)
Other taxes	123	116	7	348	339	9
Total costs and expenses	21,729	17,809	3,920	61,007	51,283	9,724
Income from operations	1,403	1,577	(174)	3,554	2,850	704
Net interest and other financial costs	240	158	82	618	465	153
Income before income taxes	1,163	1,419	(256)	2,936	2,385	551
Provision for income taxes	222	415	(193)	525	706	(181)
Net income	941	1,004	(63)	2,411	1,679	732
Less net income attributable to:
Redeemable noncontrolling interest	19	16	3	55	49	6
Noncontrolling interests	185	85	100	527	214	313
Net income attributable to MPC	$737	$903	$(166)	$1,829	$1,416	$413

(a)
We adopted ASU 2014-09, Revenue - Revenue from Contracts with Customers (“ASC 606”), as of January 1, 2018, and elected to report certain taxes on a net basis. We applied the standard using the modified retrospective method and, therefore, comparative information continues to reflect certain taxes on a gross basis.

Net income attributable to MPC decreased $166 million in the third quarter and increased $413 million in the first nine months of 2018 compared to the same periods of 2017. The decrease in the third quarter of 2018 was primarily due to a decrease in income from operations and an increase in net income attributable to noncontrolling interests. In the first nine months of 2018, an increase in income from operations was partially offset by an increase net income attributable to noncontrolling interests.
Sales and other operating revenues increased $3.73 billion in the third quarter and $10.38 billion in the first nine months of 2018 compared to the same periods of 2017. The increases were primarily due to higher average refined product sales prices, which increased $0.48 per gallon and $0.42 per gallon, respectively. These increases were partially offset by our election to present revenues net of certain taxes under ASC 606 prospectively from January 1, 2018, which resulted in a decrease in revenues of $1.40 billion and $4.01 billion in the third quarter and first nine months of 2018, respectively. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information.
Sales to related parties increased $44 million in the third quarter and $114 million in the first nine months of 2018 compared to the same periods of 2017, due to higher average refined product sales prices.
Income from equity method investments increased $12 million in the third quarter and $38 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to increases in income from midstream equity affiliates in both periods of 2018.
Other income decreased $45 million in the third quarter and $97 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to decreases in RIN sales.
Cost of revenues increased $3.84 billion in the third quarter and $9.68 billion in the first nine months of 2018 compared to the same periods of 2017, primarily due to:

•	increases in refined product cost of sales of $4.58 billion and $12.38 billion, respectively, primarily due to higher raw material costs; and

•
decreases in certain taxes of $1.40 billion and $4.01 billion, respectively, as a result of our election to present revenues net of certain taxes under ASC 606 prospectively from January 1, 2018. For the third quarter and first nine months of 2017, certain taxes continue to be presented on a gross basis and are included in cost of revenues. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information on recently adopted accounting standards.

Selling, general and administrative expenses increased $34 million in the third quarter and decreased $15 million in the first nine months of 2018 compared to the same periods of 2017. Selling, general and administrative expenses include transaction costs of approximately $4 million in the third quarter and $14 million in the first nine months of 2018 related to the Andeavor acquisition in addition to increased employee benefit costs, contract services and other corporate expenses. The increases in the first nine months of 2018 for these costs and expenses were offset by the absence of an $86 million litigation charge in the first nine months of 2017.
Net interest and other financial costs increased $82 million in the third quarter and $153 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to increased MPLX borrowings. The third quarter and the first nine months of 2018 also included pension settlement losses of approximately $45 million and $47 million, respectively.
Provision for income taxes decreased $193 million in the third quarter and $181 million in the first nine months of 2018 compared to the same periods of 2017. In the third quarter of 2018, the decrease was primarily due to a decrease in income before income taxes of $256 million in addition to a lower effective tax rate under the TCJA. In the first nine months of 2018, the lower effective tax rate under the TCJA more than offset an increase in income before income taxes of $551 million. The combined federal, state and foreign income tax rate was 19 percent and 29 percent for the three months ended September 30, 2018 and 2017, respectively, and 18 percent and 30 percent for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interest offset by state and local tax expense. The effective tax rate for the three and nine months ended September 30, 2017 was less than the U.S. statutory rate of 35 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interest, the domestic manufacturing deduction and equity compensation offset by state and local tax expense.
Net income attributable to noncontrolling interests increased $100 million in the third quarter and $313 million in the first nine months of 2018 compared to the same periods of 2017 due to higher MPLX net income resulting primarily from the February 1, 2018 dropdown transaction, partially offset by the reduced ownership in MPLX held by noncontrolling interests following the GP/IDR Exchange. Noncontrolling interest ownership in MPLX decreased to 36.4 percent at September 30, 2018 from 69.6 percent at September 30, 2017.
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
Speedway Merchandise Margin
Speedway merchandise margin is defined as the price paid by consumers less the cost of merchandise.
See the reconciliations of these non-GAAP financial measures in the following segment discussions.
Refining & Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Financial and Operating Data	2018	2017	2018	2017
Refining & Marketing revenues (in millions)(a)(b)	$19,682	$16,632	$54,816	$46,239
Intersegment sales to Speedway (in millions)(a)	$2,931	$2,904	$8,181	$8,302
Refining & Marketing income from operations (in millions)	$666	$1,097	$1,558	$1,589
Refined product sales volumes (mbpd)(b)	2,382	2,357	2,346	2,263
Refined product intersegment sales volumes to Speedway (millions of gallons)	1,421	1,431	4,149	4,198
Refined product export sales volumes (mbpd)(c)	280	331	289	291
Average refined product sales prices (dollars per gallon)(d)	$2.20	$1.72	$2.10	$1.68
Average refined product intersegment sales prices to Speedway (dollars per gallon)(d)	$2.46	$2.02	$2.37	$1.97
Refinery throughputs (mbpd):
Crude oil refined	1,833	1,845	1,819	1,741
Other charge and blendstocks	199	172	173	176
Total	2,032	2,017	1,992	1,917
Sour crude oil throughput percent	52	57	53	61
WTI-priced crude oil throughput percent	30	23	28	20
Refining & Marketing margin (dollars per barrel)(e)	$14.25	$14.14	$13.48	$12.42
Intersegment fees paid to Midstream (in millions)	$787	$369	$2,180	$1,076
Refinery direct operating costs (dollars per barrel)(f):
Planned turnaround and major maintenance	$1.77	$1.20	$1.64	$1.69
Depreciation and amortization	1.29	1.34	1.31	1.44
Other manufacturing(g)	3.54	3.83	3.71	4.10
Total	$6.60	$6.37	$6.66	$7.23

(a)
We adopted ASC 606, as of January 1, 2018, and elected to report certain taxes on a net basis. We applied the standard using the modified retrospective method and, therefore, comparative information continues to reflect certain taxes on a gross basis.

(b)	Includes intersegment sales and sales destined for export.

(c)	Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

(d)	Refined product sales prices include consumer excise taxes.

(e)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(f)
Per barrel of total refinery throughputs. Effective with the February 1, 2018 dropdown, direct operating costs related to certain refining logistics assets are now reported in the Midstream segment. No effect was given to prior periods as these entities were not considered a business prior to February 1, 2018.

(g)	Includes utilities, labor, routine maintenance and other operating costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Refining & Marketing margin to Refining & Marketing income from operations (in millions)	2018	2017	2018	2017
Refining & Marketing income from operations	$666	$1,097	$1,558	$1,589
Plus:
Refinery direct operating costs(a)	992	933	2,912	3,029
Refinery depreciation and amortization	241	249	712	755
Other:
Operating expenses, net(a)(b)	748	328	2,101	1,075
Depreciation and amortization	16	17	49	50
Refining & Marketing margin(c)	$2,663	$2,624	$7,332	$6,498

(a)	Excludes depreciation and amortization.

(b)	Includes fees paid to MPLX for various midstream services. MPLX’s results are reported in MPC’s Midstream segment.

(c)	Sales revenue less cost of refinery inputs and purchased products, excluding any LCM inventory adjustment.
The following table presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended September 30,		Nine Months Ended September 30,
Benchmark Prices (dollars per gallon)	2018	2017	2018	2017
Chicago spot unleaded regular gasoline	$2.06	$1.58	$1.94	$1.52
Chicago spot ULSD	2.20	1.66	2.09	1.55
USGC spot unleaded regular gasoline	2.03	1.63	1.96	1.57
USGC spot ULSD	2.14	1.62	2.06	1.55

Market Indicators (dollars per barrel)
Chicago LLS 6-3-2-1 crack spread(a)(b)	$10.65	$12.38	$8.90	$9.34
USGC LLS 6-3-2-1 crack spread(a)	9.17	12.89	8.86	10.23
Blended 6-3-2-1 crack spread(a)(c)	9.76	12.69	8.88	9.87
LLS	74.14	51.61	71.06	51.72
WTI	69.43	48.20	66.79	49.36
LLS—WTI crude oil differential(a)	4.71	3.42	4.27	2.35
Sweet/Sour crude oil differential(a)(d)	9.09	5.42	8.78	5.91

The following table shows the effect of changes in the market indicators on Refining & Marketing segment results. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended September 30,		Nine Months Ended September 30,
Market Indicators impact on Refining & Marketing segment income	2018 vs. 2017 Variance		2018 vs. 2017 Variance
	(dollars per barrel)	(in millions)	(dollars per barrel)	(in millions)
Chicago LLS 6-3-2-1 crack spread(a)(b)	$(1.73)	$(123)	$(0.44)	$(18)
USGC LLS 6-3-2-1 crack spread(a)	(3.72)	(407)	(1.37)	(322)
LLS – WTI crude oil differential(a)	1.29	102	1.92	379
Sweet/Sour crude oil differential(a)(d)	3.67	283	2.87	597
LLS Prompt vs LLS Delivered Cost	(0.95)	(33)	(0.12)	(10)
Total		$(178)		$626

(a)	All spreads and differentials are measured against prompt LLS.

(b)	Calculation utilizes USGC three percent residual fuel oil price as a proxy for Chicago three percent residual fuel oil price.

(c)	Blended Chicago/USGC crack spread is 40 percent/60 percent based on our refining capacity by region.

(d)	LLS (prompt) – [delivered cost of sour crude oil: Arab Light, Kuwait, Maya, Western Canadian Select and Mars].
Refining & Marketing segment revenues increased $3.05 billion in the third quarter and $8.58 billion in the first nine months of 2018 compared to the same periods of 2017. The increases were primarily due to increases in refined product sales prices, which increased $0.48 per gallon and $0.42 per gallon, respectively. These increases were partially offset by our election to present revenues net of certain taxes under ASC 606 prospectively from January 1, 2018, which resulted in a decrease in Refining & Marketing segment revenues of $1.18 billion and $3.38 billion in the third quarter and first nine months of 2018, respectively. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information.
Refining & Marketing intersegment sales to our Speedway segment increased $27 million in the third quarter and decreased $121 million in the first nine months of 2018 compared to the same periods of 2017. Refined product sales prices to Speedway increased $0.44 per gallon in the third quarter and $0.40 per gallon in the first nine months of 2018. Our election to present revenues net of consumer excise taxes under ASC 606 prospectively from January 1, 2018, and decreases in sales volumes to Speedway partially offset the sales price increase in the third quarter and more than offset the sales price increase in the first nine months. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information.
Refining & Marketing segment income from operations decreased $431 million in the third quarter and $31 million in the first nine months of 2018, compared to the same periods of 2017. In the third quarter of 2018, the decrease in segment results was primarily driven by lower Midwest and Gulf Coast crack spreads partially offset by wider sweet and sour and WTI crude differentials. In the first nine months of 2018, wider sweet and sour and WTI crude differentials more than offset lower Midwest and Gulf Coast crack spreads on an ex-RIN basis. Refining & Marketing segment income was also reduced by $230 million and $643 million for the third quarter and first nine months of 2018, respectively, resulting from the February 1, 2018 dropdown transaction with MPLX. Midstream segment results include net increases of the same amounts. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018.
Refinery utilization was 97 percent inclusive of turnaround activity during the third quarter. The USGC and Chicago LLS blended 6-3-2-1 crack spread on an ex-RIN basis was $8.03 per barrel in the third quarter of 2018 as compared to $8.68 per barrel in the third quarter of 2017. These crack spreads reflect blended 6-3-2-1 crack spreads of $9.76 and $12.69 per barrel for the third quarter of 2018 and 2017, respectively, less RIN crack adjustments of $1.73 and $4.00 per barrel for the third quarter of 2018 and 2017, respectively.
The USGC and Chicago LLS blended 6-3-2-1 crack spread on an ex-RIN basis was $6.59 per barrel in the first nine months of 2018 as compared to $6.39 per barrel in the first nine months of 2017. These crack spreads reflect blended 6-3-2-1 crack spreads of $8.88 and $9.87 per barrel for the first nine months of 2018 and 2017, respectively, less RIN crack adjustments of $2.29 and $3.48 per barrel for the first nine months of 2018 and 2017, respectively.

Based on the changes in the market indicators shown above, which use spot market values and an estimated mix of crude purchases and product sales, we estimate a negative impact of $178 million and a positive impact of $626 million on Refining & Marketing segment income from operations in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017. Differences in our results compared to these market indicators, including the effects of product price realizations, the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields and other feedstock variances, had an estimated positive effect of $216 million and $208 million on Refining & Marketing segment income in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017. Included in these effects were positive impacts of $419 million and $577 million for the third quarter and first nine months of 2018, respectively, related to increases in the RIN crack adjustment of $2.27 and $1.19 per barrel from the same periods of 2017, respectively.
Crude oil throughputs increased 78 mbpd in the first nine months of 2018 compared to the same period of 2017, primarily due to decreased turnaround activity at our Galveston Bay and Garyville refineries.
Refining & Marketing intersegment fees paid to our Midstream segment increased $418 million in the third quarter and $1.10 billion in the first nine months of 2018 compared to the same periods of 2017, primarily due to the February 1, 2018 dropdown of fuels distribution and refining logistics services to MPLX. These charges do not impact Refining & Marketing margin but reduce Refining & Marketing segment results with a corresponding increase to Midstream segment results.
Refinery direct operating costs increased $0.23 per barrel in the third quarter and decreased $0.57 per barrel in the first nine months of 2018 compared to the same periods of 2017. In the third quarter of 2018, planned turnaround and major maintenance costs increased $0.57 per barrel, largely attributable to higher turnaround costs incurred by the Detroit and Canton refineries. In the third quarter and first nine months of 2018, other manufacturing costs were $0.29 per barrel and $0.39 per barrel lower, respectively, and depreciation and amortization was $0.05 per barrel and $0.13 per barrel lower, respectively, primarily as a result of the dropdown of refining logistics assets to MPLX on February 1, 2018. Subsequent to February 1, 2018, direct operating costs for these assets are reported in the Midstream segment. Higher crude throughputs during the first nine months of 2018 also reduced refinery direct operating costs per barrel.
We purchase RINs to satisfy a portion of our Renewable Fuel Standard compliance. Our expense associated with RINs decreased to $75 million in the third quarter and $221 million in the first nine months of 2018 from $127 million in the third quarter and $328 million in the first nine months of 2017, primarily due to a decrease in RIN prices.
Speedway

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Financial and Operating Data	2018	2017	2018	2017
Speedway revenues (in millions)(a)	$5,396	$4,898	$15,235	$14,079
Speedway income from operations (in millions)	$161	$208	$415	$581
Convenience stores at period-end	2,745	2,734
Gasoline & distillate sales (millions of gallons)	1,474	1,464	4,317	4,332
Average gasoline & distillate sales prices (dollars per gallon)	$2.80	$2.36	$2.71	$2.30
Gasoline and distillate margin (dollars per gallon)(b)	$0.1651	$0.1772	$0.1620	$0.1727
Merchandise sales (in millions)(a)	$1,339	$1,295	$3,753	$3,693
Merchandise margin (in millions)(c)	$384	$374	$1,069	$1,065
Merchandise margin percent	28.7%	28.9%	28.5%	28.8%
Same store gasoline sales volume (period over period)(d)	(1.2%)	(3.1%)	(1.8)%	(1.6)%
Same store merchandise sales (period over period)(d)(e)	4.9%	0.3%	3.4%	1.5%

(a)
We adopted ASC 606, as of January 1, 2018, and elected to report certain taxes on a net basis. We applied the standard using the modified retrospective method and, therefore, comparative information continues to reflect certain taxes on a gross basis.

(b)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees, divided by gasoline and distillate sales volume.

(c)	The price paid by the consumers less the cost of merchandise.

(d)	Same store comparison includes only locations owned at least 13 months.

(e)	Excludes cigarettes.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Speedway total margin to Speedway income from operations (in millions)	2018	2017	2018	2017
Speedway income from operations	$161	$208	$415	$581
Plus (Less):
Operating, selling, general and administrative expenses	418	390	1,203	1,133
Depreciation and amortization	76	68	228	197
Income from equity method investments	(18)	(20)	(51)	(54)
Net gain on disposal of assets	(1)	(2)	(1)	(12)
Other income	(2)	(3)	(5)	(9)
Speedway total margin	$634	$641	$1,789	$1,836

Speedway total margin:
Gasoline and distillate margin(a)	$243	$259	$699	$748
Merchandise margin(b)	384	374	1,069	1,065
Other margin	7	8	21	23
Speedway total margin	$634	$641	$1,789	$1,836

(a)	The price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees and excluding any LCM inventory adjustment.

(b)	The price paid by the consumers less the cost of merchandise.
Speedway segment revenues increased $498 million in the third quarter and $1.16 billion in the first nine months of 2018 compared to the same periods of 2017. The increases in revenues were primarily due to increases in gasoline and distillate sales of $665 million and $1.70 billion, respectively. In the third quarter of 2018, average gasoline and distillate sales prices increased $0.44 per gallon and gasoline and distillate sales volumes increased 10 million gallons. In the first nine months of 2018, an increase in average gasoline and distillate sales prices of $0.41 per gallon was partially offset by a decrease in gasoline and distillate sales volumes of 15 million gallons. For the third quarter and first nine months of 2018, same-store merchandise sales increased by 4.9 percent and 3.4 percent, respectively, and same-store gasoline sales volume decreased by 1.2 percent and 1.8 percent, respectively, year over year. These increases were also offset by our election to present revenues net of certain taxes under ASC 606 prospectively from January 1, 2018, which resulted in decreases in Speedway segment revenues of $223 million in the third quarter and $631 million in the first nine months of 2018. See Notes 2 and 3 to the unaudited consolidated financial statements for additional information.
Speedway segment income from operations decreased $47 million in the third quarter and $166 million in the first nine months of 2018, compared to the same periods of 2017. The decreases were primarily related to higher operating expenses and lower light product margins. Speedway’s gasoline and distillate margin was 16.51 cents per gallon in the third quarter of 2018 as compared with 17.72 cents per gallon in the third quarter of 2017 and was 16.20 cents per gallon in the first nine months of 2018 as compared with 17.27 cents per gallon in the first nine months of 2017, primarily due to the effects of rising crude oil prices.
Speedway segment costs and expenses increased $28 million and $70 million in the third quarter and first nine months of 2018, respectively, primarily due to higher labor and benefit costs. Depreciation was $8 million and $31 million higher in the third quarter and first nine months of 2018, respectively, due to increased investment in the business as well as accelerated depreciation in the first nine months of 2018 due to Speedway’s upgrade of dispenser technology to strengthen customer bank card security while also targeting marketing earnings enhancements. Gains on the sale of assets of $12 million in the first nine months of 2017 also contributed to the change in segment earnings.

Midstream

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Financial and Operating Data	2018	2017	2018	2017
Midstream third party revenues (in millions)(a)	$842	$585	$2,305	$1,665
Intersegment revenues - Refining & Marketing (in millions)	787	369	2,180	1,076
Total Midstream revenues (in millions)	$1,629	$954	$4,485	$2,741
Midstream income from operations (in millions)	679	355	1,863	996
Crude oil and refined product pipeline throughputs (mbpd)(b)	3,829	3,562	3,694	3,299
Average crude oil and refined products tariff rates (dollars per barrel)(c)	$0.63	$0.60	$0.60	$0.62
Terminal throughput (mbpd)	1,474	1,496	1,468	1,470
Gathering system throughput (MMcf/d)	4,737	3,729	4,403	3,415
Natural gas processed (MMcf/d)	7,171	6,581	6,874	6,336
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)	488	397	451	384

Benchmark Prices
Natural Gas NYMEX HH ($ per MMBtu)	$2.86	$2.96	$2.85	$3.05
C2 + NGL Pricing ($ per gallon)(d)	$0.90	$0.66	$0.81	$0.62

(a)
We adopted ASC 606, as of January 1, 2018, using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

(b)	On common-carrier pipelines and private pipelines owned and operated by MPLX, excluding equity method investments.

(c)	Average tariff rates calculated using pipeline transportation revenues divided by pipeline throughput barrels.

(d)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

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
Midstream segment revenue increased $675 million in the third quarter and $1.74 billion in the first nine months of 2018 compared to the same periods of 2017. Intersegment revenue, related to various midstream services provided to the Refining & Marketing segment, increased in both periods primarily due to fees charged for fuels distribution and refining logistics services following the February 1, 2018 dropdown to MPLX. Revenues also increased by approximately $148 million and $388 million, in the third quarter and first nine months of 2018, respectively, due to ASC 606 gross ups. See Note 3 to the unaudited consolidated financial statements for additional information.
Midstream segment income from operations increased $324 million in the third quarter and $867 million in the first nine months of 2018 compared to the same periods of 2017. These results include $230 million and $643 million in the third quarter and first nine months of 2018, respectively, from the refining logistics assets and fuels distribution services contributed to MPLX on February 1, 2018. Prior period Midstream segment results do not reflect the impact of these new businesses. The incremental $94 million and $224 million increases in Midstream segment results in the third quarter and first nine months of 2018, respectively, were driven by strong pipeline throughput volumes as well as record gathered, processed and fractionated volumes.

Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Items not allocated to segments:
Corporate and other unallocated items(a)	$(103)	$(85)	(283)	(251)
Litigation	—	—	—	(86)
Impairments(b)	—	2	1	21

(a)	Corporate overhead expenses attributable to MPLX are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Speedway segments.

(b)	Includes MPC’s share of gains from the sale of assets remaining from the canceled Sandpiper pipeline project.
Corporate and other unallocated items increased $18 million in the third quarter and $32 million in the first nine months of 2018 compared to the same periods in 2017, due to transaction costs related to the acquisition of Andeavor and increased employee benefit costs.
Other unallocated items include an $86 million litigation charge and a $21 million gain on asset liquidations related to a canceled project in the first nine months of 2017.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our cash and cash equivalents balance was approximately $4.99 billion at September 30, 2018 compared to $3.01 billion at December 31, 2017. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Nine Months Ended September 30,
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$3,431	$3,867
Investing activities	(2,895)	(2,617)
Financing activities	1,444	(47)
Total increase in cash	$1,980	$1,203
Net cash provided by operating activities decreased $436 million in the first nine months of 2018 compared to the first nine months of 2017, primarily due to an increase in results, more than offset by an unfavorable change in working capital of $1.42 billion. Changes in working capital, excluding changes in short-term debt, were a net $797 million use of cash in the first nine months of 2018 compared to a net $622 million source of cash in the first nine months of 2017. The changes in working capital for the first nine months of 2018 were primarily due to an increase in current receivables and a decrease in accounts payables and accrued liabilities, partially offset by a decrease in inventories. Changes from December 31, 2017 to September 30, 2018 per the consolidated balance sheets were as follows:

•	Current receivables increased $713 million from year-end 2017, primarily due to higher refined product and crude prices.

•	Accounts payable decreased $281 million from year-end 2017, primarily due to a decrease in crude purchases partially offset by an increase in crude prices.

•	Inventories decreased $211 million from year-end 2017, due to decreases in crude and materials and supplies inventories, partially offset by an increase in refined products inventories.
The $622 million source of cash from changes in working capital for the first nine months of 2017 was primarily due to an increase in accounts payables and accrued liabilities and a decrease in inventories partially offset by an increase in current receivables. Changes from December 31, 2016 to September 30, 2017 per the consolidated balance sheets were as follows:

•	Accounts payable increased $566 million from year-end 2016, primarily due to higher crude prices and volumes purchased.

•	Current receivables increased $283 million from year-end 2016, primarily due to higher refined product prices slightly offset by lower volumes.

•	Inventories decreased $163 million from year-end 2016, primarily due to decreases in refined product and crude inventories.
Net cash used in investing activities increased $278 million in the first nine months of 2018 compared to the first nine months of 2017, primarily due to the following:

•	Increases in additions to property, plant and equipment of $387 million primarily due to increased capital expenditures in the first nine months of 2018 in our Midstream segment; and

•
MPLX’s acquisition of the Mt. Airy Terminal for $451 million in the first nine months of 2018 as compared to its acquisition of the Ozark pipeline for $220 million in the first nine months of 2017; partially offset by

•	MPLX’s acquisition of a partial interest in the Bakken Pipeline system for $500 million in the first nine months of 2017; and

•	a decrease in all other investing activities of $106 million primarily due to a decrease in RIN sales.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(In millions)	2018	2017
Additions to property, plant and equipment per the consolidated statements of cash flows	$2,315	$1,928
Asset retirement expenditures	7	1
Increase (decrease) in capital accruals	67	(9)
Total capital expenditures	2,389	1,920
Investments in equity method investees (excludes acquisitions)	222	230
Total capital expenditures and investments	$2,611	$2,150
Financing activities were a net $1.44 billion source of cash in the first nine months of 2018 compared to a net $47 million use of cash in the first nine months of 2017.

•
Long-term debt borrowings and repayments, including debt issuance costs, were a net $5.28 billion source of cash in the first nine months of 2018 compared to a net $2.16 billion source of cash in the first nine months of 2017. During the first nine months of 2018, MPLX issued $5.5 billion aggregate principal amount of senior notes and had net borrowings of $495 million outstanding under the MPLX revolving credit facility and we redeemed $600 million aggregate principal amount of our senior notes. During the first nine months of 2017, MPLX issued $2.25 billion aggregate principal amount of senior notes, borrowed $420 million under the MPLX bank revolving credit agreement, repaid the remaining $250 million under the MPLX term loan agreement and we repaid the remaining $200 million balance under the MPC term loan agreement.

•
Cash used in common stock repurchases increased $990 million in the first nine months of 2018 compared to the first nine months of 2017. Share repurchases totaled $2.61 billion in the first nine months of 2018 compared to $1.62 billion in the first nine months of 2017. See Note 9 to the unaudited consolidated financial statements for further discussion of share repurchases.

•
Cash provided by the issuance of MPLX common units decreased $473 million in the first nine months of 2018 compared to the first nine months of 2017 as MPLX did not issue any common units for cash in the first nine months of 2018.

•
Cash provided by contributions from noncontrolling interests decreased $119 million in the first nine months of 2018 compared to the first nine months of 2017, primarily due to MPLX’s sale of a noncontrolling interest in Ohio Fractionation to Sherwood Midstream in the first nine months of 2017 for $126 million.

•
Cash used in distributions to noncontrolling interests increased $94 million in the first nine months of 2018 compared to the first nine months of 2017, primarily due to an increase in MPLX’s distribution per common unit.

•
Cash used in dividend payments increased $59 million in the first nine months of 2018 compared to the first nine months of 2017, primarily due to a $0.26 per share increase in our quarterly dividend payment, partially offset by a decrease in the number of outstanding shares of our common stock attributable to share repurchases. Our dividend payments were $1.38 per common share in the first nine months of 2018 compared to $1.12 per common share in the first nine months of 2017.

Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $8.21 billion at September 30, 2018 consisting of:

	September 30, 2018
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$2,500	$—	$2,500
Trade receivables facility	750	—	750
Total	$3,250	$—	$3,250
Cash and cash equivalents(b)			4,955
Total liquidity			$8,205

(a)	Excludes MPLX’s $2.25 billion bank revolving credit facility, which had approximately $1.25 billion available as of September 30, 2018.

(b)	Excludes MPLX’s cash and cash equivalents of $37 million.
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
On February 8, 2018, MPLX issued $5.5 billion aggregate principal amount of senior notes in a public offering, consisting of $500 million aggregate principal amount of 3.375 percent unsecured senior notes due March 2023, $1.25 billion aggregate principal amount of 4.000 percent unsecured senior notes due March 2028, $1.75 billion aggregate principal amount of 4.500 percent unsecured senior notes due April 2038, $1.5 billion aggregate principal amount of 4.700 percent unsecured senior notes due April 2048, and $500 million aggregate principal amount of 4.900 percent unsecured senior notes due April 2058. MPLX used $4.1 billion of the net proceeds of the offering to repay the 364-day term-loan facility. The remaining proceeds were used to repay outstanding borrowings under MPLX’s revolving credit facility and intercompany loan agreement with us and for general partnership purposes. On April 27, 2018, MPLX’s credit facility with MPC was amended to increase its capacity to $1 billion to allow additional flexibility to MPLX.
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
On August 28, 2018, in connection with the Andeavor acquisition, we entered into credit agreements with a syndicate of lenders to replace MPC’s previous five-year $2.5 billion bank revolving credit facility due in 2022 and our previous 364-day $1 billion bank revolving agreement that expired in July 2018. The new credit agreements, which became effective October 1, 2018, provide for a $5 billion five-year revolving credit agreement that expires in 2023 and a $1 billion 364-day revolving credit agreement that expires in 2019. The financial covenants and the interest rate terms contained in the new credit agreements are substantially the same as those contained in the previous bank revolving credit facilities.
As a result of the completion of the Andeavor acquisition, we assumed an aggregate principal amount of $3.375 billion senior notes issued by Andeavor. On October 2, 2018, approximately $2.905 billion aggregate principal amount of Andeavor’s outstanding senior notes were exchanged for new unsecured senior notes issued by MPC having the same maturity and interest rates as the Andeavor senior notes and cash in an exchange offer and consent solicitation undertaken by MPC and Andeavor.
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of September 30, 2018, we had no commercial paper borrowings outstanding.

See Note 17 to the unaudited consolidated financial statements for further discussion of our debt.
The MPC credit agreements contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreements requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of September 30, 2018, we were in compliance with this financial covenant, with a ratio of Consolidated Net Debt to Total Capitalization of 0.06 to 1.00, as well as the other covenants contained in the MPC bank revolving credit facility.
The MPLX credit agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The MPLX credit agreement includes a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX credit agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX credit agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of September 30, 2018, MPLX was in compliance with this debt covenant, with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.76 to 1.0, as well as the other covenants contained in the MPLX credit agreement.
As disclosed in Note 3 to the unaudited consolidated financial statements, we expect the adoption of the lease accounting standard update will have a material impact our consolidated financial statements as virtually all leases will be recognized as a right of use asset and lease obligation. The MPC and MPLX credit agreements contain provisions under which the effects of the new accounting standard are not recognized for purposes of financial covenant calculations.
Our intention is to maintain an investment-grade credit profile. As of September 30, 2018, the credit ratings on our senior unsecured debt were at or above investment grade level as follows.

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
Neither the MPC credit agreements, MPLX credit agreement nor our trade receivables facility contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt ratings would increase the applicable interest rates, yields and other fees payable under the MPC credit agreements, MPLX credit agreement, our trade receivables facility and debt held by our ocean vessel joint venture with Crowley. In addition, a downgrade of our senior unsecured debt rating to below investment grade levels could, under certain circumstances and among other things, decrease the amount of trade receivables that are eligible to be sold under our trade receivables facility, impact our ability to purchase crude on an unsecured basis or result in us having to post letters of credit under existing transportation services agreements.

Capital Requirements
Capital Spending
MPC’s capital investment plan, excluding MPLX, totals approximately $1.6 billion for 2018 capital projects and investments for refining and marketing and retail projects as well as amounts designated for corporate projects. This capital investment plan does not reflect any spending for capital projects and investments related to the former Andeavor operations for the period after the October 1, 2018 acquisition and it excludes capitalized interest and acquisitions. MPLX’s capital investment plan totals approximately $2.4 billion for 2018, excluding capitalized interest and acquisitions. MPLX’s 2018 plan for capital projects and investments includes $2.2 billion of organic growth capital and approximately $190 million of maintenance capital.
Capital expenditures and investments are summarized by segment below.

	Nine Months Ended September 30,
(In millions)	2018	2017
Refining & Marketing	$613	$570
Speedway	225	221
Midstream	1,676	1,267
Corporate and Other(a)	97	92
Total capital expenditures and investments	$2,611	$2,150

(a)	Includes capitalized interest of $55 million and $39 million for the nine months ended September 30, 2018 and 2017, respectively.
Capital expenditures during the nine months ended September 30, 2018 were primarily for Midstream projects including the completion of a butane cavern in Robinson, Illinois, the addition of 1.5 billion bcf/d processing capacity at eight gas processing plants, five of which were placed in service during the first nine months of 2018, completion of major expansion work on the Ozark and Wood River to Patoka pipeline systems and executed expansions related to tanks and MPLX’s marine fleet.
Other Capital Requirements
During the nine months ended September 30, 2018, we contributed $100 million to our funded pension plans. We have no required funding for 2018, but may make voluntary contributions for future years at our discretion depending on the funding status and the plan asset performance.
On October 31, 2018, our board of directors approved a dividend of $0.46 per share on common stock. The dividend is payable December 10, 2018, to shareholders of record as of the close of business on November 21, 2018.
We may, from time to time, repurchase our senior notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Share Repurchases
Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $12.42 billion of our common stock, leaving $5.58 billion available for repurchases at September 30, 2018. The table below summarizes our total share repurchases for the nine months ended September 30, 2018 and 2017. See Note 9 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.

	Nine Months Ended September 30,
(In millions, except per share data)	2018	2017
Number of shares repurchased	36	31
Cash paid for shares repurchased	$2,612	$1,622
Average cost per share	$71.80	$52.16
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

Contractual Cash Obligations
As of September 30, 2018, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first nine months of 2018, our long-term debt commitments increased $10.19 billion due to the public offering of the MPLX senior notes in February 2018 and net borrowings of $495 under the MPLX bank revolving credit agreement, partially offset by the redemption of $600 million of MPC senior notes.
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
Our opinions concerning liquidity and capital resources and our ability to avail ourselves in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. If this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include our performance (as measured by various factors, including cash provided by operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the global financial climate, and, in particular, with respect to borrowings, the levels of our outstanding debt and credit ratings by rating agencies. The discussion of liquidity and capital resources above also contains forward-looking statements regarding expected capital requirements, including our capital budget and investment spending, costs for projects under construction, project completion dates and expectations or projections about strategies and goals for growth, upgrades and expansion, the carrying value of our Centennial equity investment, future contributions to our funded pension plans and share repurchases. Some factors that could cause actual results to differ materially from those included in our forward-looking statements regarding capital requirements include: the availability of liquidity; business conditions; a further decline or improvement in the long-term outlook of the potential uses of Capline’s assets and the pursuit of different strategic alternatives for such assets; a further decline or improvement in the long-term outlook of the potential uses of Centennial’s assets and the pursuit of different strategic alternatives for such assets; our ability to achieve the strategic and other objectives related to the strategic initiatives discussed herein; adverse changes in laws including with respect to tax and regulatory matters; our ability to generate sufficient income and cash flow to effect the intended share repurchases, including within the expected timeframe; our ability to manage disruptions in credit markets or changes to our credit rating; the potential impact on our share price if we are unable to effect the intended share repurchases; changes to the expected construction costs and timing of projects; delays in obtaining third-party approvals; changes in labor, materials and equipment costs and availability; planned and unplanned outages; the delay of, cancellation of or failure to implement planned capital projects; project cost overruns; disruptions or interruptions of our refining operations due to the shortage of skilled labor or unforeseen hazards such as weather conditions, acts of war or terrorist acts and the governmental or military response; civil protests and resulting legal/regulatory uncertainty regarding environmental and social issues, including pipeline infrastructure, may prevent or delay the construction and operation of such infrastructure and realization of associated revenues; continued/further volatility in and/or degradation of market and industry conditions; the availability and pricing of crude oil and other feedstocks; slower growth in domestic and Canadian crude supply; completion of pipeline capacity to areas outside the U.S. Midwest; consumer demand for refined products; transportation logistics; the reliability of processing units and other equipment; MPC's ability to successfully implement growth opportunities; modifications to MPLX or ANDX earnings and distribution growth objectives; compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and/or enforcement actions initiated thereunder; adverse results in litigation; changes to MPC's capital budget; other risk factors inherent to MPC's industry. These factors, among others, could cause actual results to differ materially from those set forth in the forward-looking statements. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and “Risk Factors”, together with the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
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
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. We anticipate that we will spend an estimated $625 million between 2014 and 2019 for capital expenditures to comply with these standards, which includes estimated capital expenditures of approximately $400 million for 2018 and 2019.
There have been no other significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2018.
CRITICAL ACCOUNTING ESTIMATES
As of September 30, 2018, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2018 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of September 30, 2018
Crude	$(41)	$(103)	$41	$103
Refined products	(5)	(13)	5	13
Embedded derivatives	(8)	(21)	8	21
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2018 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding capital leases, as of September 30, 2018 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of September 30, 2018(a)	Change in Fair Value(b)	Change in Net Income for the Nine Months Ended September 30, 2018(c)
Long-term debt
Fixed-rate	$17,420	$1,683	n/a
Variable-rate	1,001	n/a	1

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2018.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2018.
At September 30, 2018, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our variable-rate debt, but may affect our results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2018, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUPPLEMENTARY STATISTICS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Income from Operations by Segment
Refining & Marketing(a)	$666	$1,097	$1,558	$1,589
Speedway	161	208	415	581
Midstream(a)	679	355	1,863	996
Items not allocated to segments:
Corporate and other unallocated items	(103)	(85)	(283)	(251)
Litigation	—	—	—	(86)
Impairments(b)	—	2	1	21
Income from operations	$1,403	$1,577	$3,554	$2,850
Capital Expenditures and Investments(c)
Refining & Marketing	$226	$198	$613	$570
Speedway	98	108	225	221
Midstream	593	423	1,676	1,267
Corporate and Other(d)	28	32	97	92
Total capital expenditures and investments	$945	$761	$2,611	$2,150

(a)
On February 1, 2018, we contributed certain refining logistics assets and fuels distributions services to MPLX. The results of these new businesses are reported in the Midstream segment prospectively from February 1, resulting in a net reduction of $230 million and $643 million to Refining & Marketing segment results and a net increase to Midstream segment results of the same amount for the three and nine months ended September 30, 2018, respectively. No effect was given to prior periods as these entities were not considered businesses prior to February 1, 2018.

(b)	Includes MPC’s share of gains from the sales of assets remaining from the canceled Sandpiper pipeline project.

(c)	Capital expenditures include changes in capital accruals and investments in affiliates and excludes acquisitions.

(d)
Includes capitalized interest of $21 million and $13 million for the three months ended September 30, 2018 and 2017, respectively, and $55 million and $39 million for the nine months ended September 30, 2018 and 2017, respectively.

SUPPLEMENTARY STATISTICS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
MPC Consolidated Refined Product Sales Volumes (mbpd)(a)	2,394	2,357	2,358	2,272
Refining & Marketing Operating Statistics
Refining & Marketing refined product sales volume (mbpd)(b)	2,382	2,357	2,346	2,263
Export sales volume (mbpd)(c)	280	331	289	291
Refining & Marketing margin (dollars per barrel)(d)	$14.25	$14.14	$13.48	$12.42
Crude oil capacity utilization percent(e)	97.4	101.5	96.7	95.8
Refinery throughputs (mbpd):(f)
Crude oil refined	1,833	1,845	1,819	1,741
Other charge and blendstocks	199	172	173	176
Total	2,032	2,017	1,992	1,917
Sour crude oil throughput percent	52	57	53	61
WTI-priced crude oil throughput percent	30	23	28	20
Refined product yields (mbpd):(f)
Gasoline	942	939	942	910
Distillates	676	673	659	627
Propane	40	38	37	35
Feedstocks and special products	313	298	294	285
Heavy fuel oil	29	45	30	36
Asphalt	73	67	68	64
Total	2,073	2,060	2,030	1,957
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$1.77	$1.20	$1.64	$1.69
Depreciation and amortization	1.29	1.34	1.31	1.44
Other manufacturing(h)	3.54	3.83	3.71	4.10
Total	$6.60	$6.37	$6.66	$7.23
Refining & Marketing Operating Statistics By Region - Gulf Coast
Refinery throughputs (mbpd):(i)
Crude oil refined	1,150	1,123	1,121	1,041
Other charge and blendstocks	204	217	187	219
Total	1,354	1,340	1,308	1,260
Sour crude oil throughput percent	63	69	62	75
WTI-priced crude oil throughput percent	17	14	15	10
Refined product yields (mbpd):(i)
Gasoline	567	538	557	525
Distillates	442	438	421	393
Propane	27	25	24	25
Feedstocks and special products	314	326	301	310
Heavy fuel oil	16	31	18	24
Asphalt	22	19	21	17
Total	1,388	1,377	1,342	1,294

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$0.64	$0.90	$1.30	$1.86
Depreciation and amortization	1.03	1.05	1.03	1.15
Other manufacturing(h)	3.20	3.52	3.43	3.81
Total	$4.87	$5.47	$5.76	$6.82
Refining & Marketing Operating Statistics By Region – Midwest
Refinery throughputs (mbpd):(i)
Crude oil refined	683	722	698	700
Other charge and blendstocks	49	35	39	31
Total	732	757	737	731
Sour crude oil throughput percent	34	38	37	41
WTI-priced crude oil throughput percent	52	38	49	34
Refined product yields (mbpd):(i)
Gasoline	375	401	385	385
Distillates	234	235	238	234
Propane	13	14	13	11
Feedstocks and special products	53	50	46	47
Heavy fuel oil	13	15	12	13
Asphalt	51	48	47	47
Total	739	763	741	737
Refinery direct operating costs (dollars per barrel):(g)
Planned turnaround and major maintenance	$3.74	$1.60	$2.13	$1.22
Depreciation and amortization	1.68	1.72	1.70	1.80
Other manufacturing(h)	3.89	3.96	3.96	4.19
Total	$9.31	$7.28	$7.79	$7.21
Speedway Operating Statistics
Convenience stores at period-end	2,745	2,734
Gasoline and distillate sales (millions of gallons)	1,474	1,464	4,317	4,332
Gasoline and distillate margin (dollars per gallon)(j)	$0.1651	$0.1772	$0.1620	$0.1727
Merchandise sales (in millions)	$1,339	$1,295	$3,753	$3,693
Merchandise margin (in millions)	$384	$374	$1,069	$1,065
Merchandise margin percent	28.7%	28.9%	28.5%	28.8%
Same store gasoline sales volume (period over period)(k)	(1.2%)	(3.1%)	(1.8%)	(1.6%)
Same store merchandise sales (period over period)(k)(l)	4.9%	0.3%	3.4%	1.5%
Midstream Operating Statistics
Crude oil and refined product pipeline throughputs (mbpd)(m)	3,829	3,562	3,694	3,299
Terminal throughput (mbpd)	1,474	1,496	1,468	1,470
Gathering system throughput (MMcf/d)(n)	4,737	3,729	4,403	3,415
Natural gas processed (MMcf/d)(n)	7,171	6,581	6,874	6,336
C2 (ethane) + NGLs (natural gas liquids) fractionated (mbpd)(n)	488	397	451	384

(a)	Total average daily volumes of refined product sales to wholesale, branded and retail customers.

(b)	Includes intersegment sales.

(c)	Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

(d)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(e)	Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.

(f)
Excludes inter-refinery volumes of 54 mbpd and 80 mbpd for the three months ended September 30, 2018 and 2017, respectively, and 53 mbpd and 74 mbpd for the nine months ended September 30, 2018 and 2017, respectively.

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
Between June 20 and July 11, 2018, six putative class actions (the “Actions”) were filed against some or all of Andeavor, the directors of Andeavor, and MPC, Mahi Inc. (“Merger Sub 1”) and Mahi LLC (n/k/a Andeavor LLC) (“Merger Sub 2” and, together with MPC and Merger Sub 1, the “MPC Defendants”), relating to the Andeavor merger. Two complaints, Malka Raul v. Andeavor, et al., and Stephen Bushansky v. Andeavor, et al., were filed in the U.S. District Court for the Western District of Texas. Four complaints, captioned The Vladimir Gusinsky Rev. Trust v. Andeavor, et al., Lawrence Zucker v. Andeavor, et al., Mel Gross v. Andeavor, et al., and Hudson v. Andeavor, et al. were filed in the U.S. District Court for the District of Delaware. The Actions generally alleged that Andeavor, the directors of Andeavor and the MPC Defendants disseminated a false or misleading registration statement regarding the merger in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Specifically, the Actions alleged that the registration statement filed by MPC misstated or omitted material information regarding the parties’ financial projections and the analyses performed by Andeavor’s and MPC’s respective financial advisors, and that disclosure of material information was necessary in light of preclusive deal protection provisions in the merger agreement, the financial interests of Andeavor’s officers and directors in completing the deal, and the financial interests of Andeavor’s and MPC’s respective financial advisors. The Actions further alleged that the directors of Andeavor and/or the MPC Defendants were liable for these violations as “controlling persons” of Andeavor under Section 20(a) of the Exchange Act. The Actions sought injunctive relief, including to enjoin and/or rescind the merger, damages in the event the merger is consummated, and an award of attorneys’ fees, in addition to other relief.
On July 5 and July 20, 2018, MPC filed amendments to its Registration Statement on Form S-4, which included certain supplemental disclosures responding to allegations made by the plaintiffs. On August 3, 2018, Andeavor filed its proxy statement, and after that date, the parties had numerous discussions regarding the adequacy of disclosures. The parties ultimately reached an agreement in principle to resolve the Actions in exchange for the supplemental disclosures. Consistent with that agreement, Andeavor and MPC each filed a Current Report on Form 8-K on September 14, 2018 that included certain additional disclosures in response to plaintiffs’ allegations. Between September 21 and September 28, 2018, all the Actions were dismissed as moot, and the parties reserved their rights in the event of any dispute over attorneys’ fees and expenses. The Company does not believe the ultimate resolution of these fee issues will be material.
Environmental Proceedings
As previously reported, MarkWest Liberty Midstream and its affiliates agreed to pay a cash penalty of approximately $0.6 million and to undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, related to civil enforcement allegations associated with permitting and other regulatory obligations for launcher/receiver and compressor station facilities in southeastern Ohio and western Pennsylvania. On April 24, 2018, MarkWest Liberty Midstream and its affiliates entered into a Consent Decree with the EPA and the Pennsylvania Department of Environmental Protection resolving these issues, pursuant to which MarkWest Liberty Midstream agreed to pay a penalty of $0.6 million and undertake certain supplemental environmental projects with an estimated cost of approximately $2.4 million, in addition to other related projects that are substantially complete. The Consent Decree was approved by the court on July 9, 2018 and the penalty has been paid.
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

ITEM 1A. RISK FACTORS
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented and updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. In addition to the risks described in those reports, as a result of our acquisition of Andeavor on October 1, 2018, we are now subject to certain risk factors specific to Andeavor’s legacy businesses that affect us, as a combined company, as of October 1, 2018. The risk factors below supplement and, where applicable, update such discussion of risk factors that could adversely affect our business.
Two of our subsidiaries act as general partners of publicly traded master limited partnerships, which may involve a greater exposure to certain legal liabilities than existed under our historic business operations.
One of our subsidiaries acts as the general partner of MPLX, a publicly traded master limited partnership. Another of our subsidiaries acts as the general partner of ANDX, a publicly traded master limited partnership. We acquired control of ANDX’s general partner through our recently completed acquisition of Andeavor. Our control of the general partners of MPLX and ANDX may increase the possibility of claims of breach of fiduciary duties, including claims of conflicts of interest related to MPLX and ANDX. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.
We are subject to risks arising from our non-U.S. operations and generally to worldwide political and economic developments.
We have expanded the scope of our non-U.S. operations through our acquisition of Andeavor, particularly in Mexico, South America and Asia. Our business, financial condition, results of operations and cash flows could be negatively impacted by disruptions in any of these markets, including economic instability, restrictions on the transfer of funds, duties and tariffs, transportation delays, import and export controls, changes in governmental policies, labor unrest, security issues involving key personnel and changing regulatory and political environments. In addition, if trade relationships deteriorate with these countries, if existing trade agreements are modified or terminated, new economic sanctions relevant to such jurisdictions are passed or if taxes, border adjustments or tariffs make trading with these countries more costly, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are required to comply with U.S. and international laws and regulations, including those involving anti-bribery, anti-corruption and anti-money laundering. For example, the Foreign Corrupt Practices Act and similar laws and regulations prohibit improper payments to foreign officials for the purpose of obtaining or retaining business or gaining any business advantage. Our compliance policies and programs mandate compliance with all applicable anti-corruption laws but may not be completely effective in ensuring our compliance. Our training and compliance program and our internal control policies and procedures may not always protect us from violations committed by our employees or agents. Actual or alleged violations of these laws could disrupt our business and cause us to incur significant legal expenses, and could result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
More broadly, political and economic factors in global markets could impact crude oil and other feedstock supplies and could have a material adverse effect on us in other ways. Hostilities in the Middle East or the occurrence or threat of future terrorist attacks could adversely affect the economies of the U.S. and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause our revenues and margins to decline and limit our future growth prospects. These risks could lead to increased volatility in prices for refined products, NGLs and natural gas. Additionally, these risks could increase instability in the financial and insurance markets and make it more difficult and/or costly for us to access capital and to obtain the insurance coverage that we consider adequate. Additionally, tax policy, legislative or regulatory action and commercial restrictions could reduce our operating profitability. For example, the U.S. government could prevent or restrict exports of refined products, NGLs, natural gas or the conduct of business in or with certain foreign countries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended September 30, 2018, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
07/01/18-07/31/18	5,054,017	$72.30	5,053,208	$5,614,401,759
08/01/18-08/31/18	425,865	81.72	425,821	5,579,603,383
09/01/18-09/30/18	1,342	83.84	—	5,579,603,383
Total	5,481,224	73.04	5,479,029

(a)
The amounts in this column include 809, 44 and 1,342 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in July, August and September, respectively.

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

(c)
On April 30, 2018, we announced that our board of directors had approved a $5.0 billion share repurchase authorization in addition to the remaining authorization pursuant to the May 31, 2017 announcement. These share repurchase authorizations have no expiration date. The share repurchase authorization announced on April 30, 2018, together with prior authorizations, results in a total of $18.0 billion of share repurchase authorizations since January 1, 2012.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1*	Agreement and Plan of Merger, dated as of April 29, 2018, by and among MPC, Andeavor, Mahi Inc. and Mahi LLC	8-K	2.1	4/30/2018	001-35054
2.2	Amendment to Agreement and Plan of Merger, dated as of July 3, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	S-4/A	2.2	7/5/2018	333-225244
2.3	Second Amendment to Agreement and Plan of Merger, dated as of September 18, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	8-K	2.1	9/18/2018	001-35054
3.1	Restated Certificate of Incorporation of MPC, dated October 1, 2018	8-K	3.2	10/1/2018	001-35054
3.2	Amended and Restated Bylaws of MPC dated May 1, 2018	8-K	3.1	5/1/2018	001-35054
4.1	Third Supplemental Indenture, dated as of October 2, 2018, by and between MPC and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.1	10/5/2018	001-35054
4.2	Fourth Supplemental Indenture, dated as of October 2, 2018, by and between MPC and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.2	10/5/2018	001-35054
4.3	Fifth Supplemental Indenture, dated as of October 2, 2018, by and between MPC and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.3	10/5/2018	001-35054
4.4	Sixth Supplemental Indenture, dated as of October 2, 2018, by and between MPC and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.4	10/5/2018	001-35054
4.5	Seventh Supplemental Indenture, dated as of October 2, 2018, by and between MPC and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.5	10/5/2018	001-35054
4.6	Eighth Supplemental Indenture, dated as of October 2, 2018, by and between MPC and the Bank of New York Mellon Trust Company, N.A. (including Form of Note)	8-K	4.6	10/5/2018	001-35054
4.7	Registration Rights Agreement, dated as of October 2, 2018, by and between MPC, as issuer, each of Citigroup Global Markets Inc. and RBC Capital Markets, LLC, as dealer managers	8-K	4.7	10/5/2018	001-35054
10.1
Five Year Revolving Credit Agreement, dated as of August 28, 2018, among MPC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Barclays Bank PLC, Citibank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Bank, Ltd., MUFG Bank, Ltd. and RBC Capital Markets, as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citibank N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., and Royal Bank of Canada, as documentation agents, and the other lenders and issuing banks that are parties thereto
		8-K	10.1	8/31/2018	001-35054
10.2
364 Day Revolving Credit Agreement, dated as of August 28, 2018, among MPC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Barclays Bank PLC, Citibank, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Bank, Ltd., MUFG Bank, Ltd. and RBC Capital Markets, as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citibank N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., and Royal Bank of Canada, as documentation agents, and the other lenders and issuing banks that are parties thereto
		8-K	10.2	8/31/2018	001-35054
10.3	Letter Agreement between MPC and Gregory J. Goff, dated as of April 29, 2018 and effective as of October 1, 2018	8-K	10.1	10/1/2018	001-35054
10.4	Tesoro Corporation 2006 Long-Term Incentive Plan (as amended and restated)	8-K	10.4	12/18/2008	001-03473 (Andeavor)
10.5	Andeavor 2011 Long-Term Incentive Plan (as amended and restated)	10-K	10.68	2/21/2018	001-03473 (Andeavor)
10.6	Andeavor 2018 Long-Term Incentive Plan	S-8	99.1	5/4/2018	333-224688 (Andeavor)

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
10.7	Amended and Restated Northern Tier Energy LP 2012 Long Term Incentive Plan	S-8	99.1	6/1/2017	333-218424 (Andeavor)
10.8	Nonqualified stock option inducement award letters, dated as of May 6, 2010, by and between Tesoro Corporation and Gregory J. Goff	S-8	99.2	5/11/2011	333-174132 (Andeavor)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

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

November 5, 2018	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller