Form 10-Q
period 2019-03-31
Marathon Petroleum Corp
filed 2019-05-09
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01	MPC	New York Stock Exchange
There were 662,618,001 shares of Marathon Petroleum Corporation common stock outstanding as of May 3, 2019.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaskan North Slope crude oil, an oil index benchmark price
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
bcf/d	One billion cubic feet per day
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Blending for Oxygenate Blending
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
IDR	Incentive Distribution Right
LCM	Lower of cost or market
LIFO	Last in, first out, an inventory costing method
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
OPEC	Organization of Petroleum Exporting Countries
OTC	Over-the-Counter
ppm	Parts per million
RIN	Renewable Identification Number
SEC	United States Securities and Exchange Commission
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(Millions of dollars, except per share data)	2019	2018
Revenues and other income:
Sales and other operating revenues	$28,081	$18,694
Sales to related parties	186	172
Income from equity method investments	99	86
Net gain on disposal of assets	214	2
Other income	35	30
Total revenues and other income	28,615	18,984
Costs and expenses:
Cost of revenues (excludes items below)	25,756	17,370
Purchases from related parties	204	141
Depreciation and amortization	919	528
Selling, general and administrative expenses	881	402
Other taxes	186	103
Total costs and expenses	27,946	18,544
Income from operations	669	440
Net interest and other financial costs	306	183
Income before income taxes	363	257
Provision for income taxes	104	22
Net income	259	235
Less net income attributable to:
Redeemable noncontrolling interest	20	16
Noncontrolling interests	246	182
Net income (loss) attributable to MPC	$(7)	$37
Per Share Data (See Note 7)
Basic:
Net income (loss) attributable to MPC per share	$(0.01)	$0.08
Weighted average shares outstanding	673	476
Diluted:
Net income (loss) attributable to MPC per share	$(0.01)	$0.08
Weighted average shares outstanding	673	480
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2019	2018
Net income	$259	$235
Other comprehensive income (loss):
Defined benefit postretirement and post-employment plans:
Actuarial changes, net of tax of $6 and $3, respectively	(3)	7
Prior service costs, net of tax of ($8) and ($2), respectively	(3)	(7)
Other, net of tax of $0 and ($1), respectively	(1)	(2)
Other comprehensive loss	(7)	(2)
Comprehensive income	252	233
Less comprehensive income attributable to:
Redeemable noncontrolling interest	20	16
Noncontrolling interests	246	182
Comprehensive income (loss) attributable to MPC	$(14)	$35
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except share data)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$877	$1,687
Receivables, less allowance for doubtful accounts of $9 and $9, respectively	6,893	5,853
Inventories	9,833	9,837
Other current assets	548	646
Total current assets	18,151	18,023
Equity method investments	6,558	5,898
Property, plant and equipment, net	45,091	45,058
Goodwill	20,229	20,184
Right of use assets	2,680	—
Other noncurrent assets	3,727	3,777
Total assets	$96,436	$92,940
Liabilities
Current liabilities:
Accounts payable	$10,568	$9,366
Payroll and benefits payable	958	1,152
Accrued taxes	1,529	1,446
Debt due within one year	550	544
Operating lease liabilities	613	—
Other current liabilities	929	708
Total current liabilities	15,147	13,216
Long-term debt	27,565	26,980
Deferred income taxes	5,011	4,864
Defined benefit postretirement plan obligations	1,567	1,509
Long-term operating lease liabilities	2,153	—
Deferred credits and other liabilities	1,131	1,318
Total liabilities	52,574	47,887
Commitments and contingencies (see Note 24)
Redeemable noncontrolling interest	1,004	1,004
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 976 million and 975 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 309 million and 295 million shares	(14,063)	(13,175)
Additional paid-in capital	33,764	33,729
Retained earnings	14,391	14,755
Accumulated other comprehensive loss	(151)	(144)
Total MPC stockholders’ equity	33,951	35,175
Noncontrolling interests	8,907	8,874
Total equity	42,858	44,049
Total liabilities, redeemable noncontrolling interest and equity	$96,436	$92,940
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2019	2018
Operating activities:
Net income	$259	$235
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	—	18
Depreciation and amortization	919	528
Pension and other postretirement benefits, net	52	32
Deferred income taxes	127	(19)
Net gain on disposal of assets	(214)	(2)
Income from equity method investments	(99)	(86)
Distributions from equity method investments	148	89
Changes in the fair value of derivative instruments	29	(14)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Current receivables	(1,037)	96
Inventories	(4)	440
Current accounts payable and accrued liabilities	1,483	(1,455)
Right of use assets/operating leases	(1)	—
All other, net	(39)	1
Net cash provided by (used in) operating activities	1,623	(137)
Investing activities:
Additions to property, plant and equipment	(1,241)	(755)
Acquisitions, net of cash acquired	1	—
Disposal of assets	24	7
Investments – acquisitions, loans and contributions	(325)	(41)
– redemptions, repayments and return of capital	2	—
All other, net	19	11
Net cash used in investing activities	(1,520)	(778)
Financing activities:
Long-term debt – borrowings	2,604	9,610
– repayments	(2,031)	(5,264)
Debt issuance costs	—	(53)
Issuance of common stock	2	12
Common stock repurchased	(885)	(1,327)
Dividends paid	(354)	(219)
Distributions to noncontrolling interests	(325)	(195)
Contributions from noncontrolling interests	95	1
All other, net	(26)	(8)
Net cash provided by (used in) financing activities	(920)	2,557
Net increase (decrease) in cash, cash equivalents and restricted cash	(817)	1,642
Cash, cash equivalents and restricted cash at beginning of period	1,725	3,015
Cash, cash equivalents and restricted cash at end of period	$908	$4,657
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	975	$10	(295)	$(13,175)	$33,729	$14,755	$(144)	$8,874	$44,049	$1,004
Net income (loss)	—	—	—	—	—	(7)	—	246	239	20
Dividends declared on common stock ($0.53 per share)	—	—	—	—	—	(357)	—	—	(357)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(305)	(305)	(20)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	95	95	—
Other comprehensive loss	—	—	—	—	—	—	(7)	—	(7)	—
Shares repurchased	—	—	(14)	(885)	—	—	—	—	(885)	—
Stock based compensation	1	—	—	(3)	32	—	—	(1)	28	—
Impact from equity transactions of MPLX & ANDX	—	—	—	—	3	—	—	(1)	2	—
Other	—	—	—	—	—	—	—	(1)	(1)	—
Balance as of March 31, 2019	976	$10	(309)	$(14,063)	$33,764	$14,391	$(151)	$8,907	$42,858	$1,004

Balance as of December 31, 2017	734	$7	(248)	$(9,869)	$11,262	$12,864	$(231)	$6,795	$20,828	$1,000
Cumulative effect of adopting new accounting standards	—	—	—	—	—	63	—	1	64	—
Net income	—	—	—	—	—	37	—	182	219	16
Dividends declared on common stock ($0.46 per share)	—	—	—	—	—	(219)	—	—	(219)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(179)	(179)	(16)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1	—
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)	—
Shares repurchased	—	—	(19)	(1,327)	—	—	—	—	(1,327)	—
Stock based compensation	—	—	—	(4)	27	—	—	1	24	—
Impact from equity transactions of MPLX & ANDX	—	—	—	—	2,380	—	—	(2,926)	(546)	—
Balance as of March 31, 2018	734	$7	(267)	$(11,200)	$13,669	$12,745	$(233)	$3,875	$18,863	$1,000
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
We are a leading, integrated, downstream energy company headquartered in Findlay, Ohio. We operate the nation's largest refining system with more than 3 million barrels per day of crude oil capacity across 16 refineries. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to consumers through our Retail business segment and to independent entrepreneurs who operate approximately 6,900 branded outlets. Our retail operations own and operate approximately 3,920 retail transportation fuel and convenience stores across the United States and also sell transportation fuel to consumers through approximately 1,060 direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX LP (“MPLX”) and Andeavor Logistics LP (“ANDX”), which own and operate crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. We own the general partner and majority limited partner interest in these two midstream companies.
Refer to Note 4 for further information on the Andeavor acquisition, which closed on October 1, 2018, and to Notes 3 and 9 for additional information about our operations.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
2. ACCOUNTING STANDARDS
Recently Adopted
ASU 2016-02, Leases
We adopted ASU No. 2016-02, Leases (“ASC 842”), as of January 1, 2019, electing the transition method which permits entities to adopt the provisions of the standard using the modified retrospective approach without adjusting comparative periods. We also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to grandfather the historical accounting conclusions until a reassessment event is present. We have also elected the practical expedient to not recognize short-term leases on the balance sheet, the practical expedient related to right of way permits and land easements which allows us to carry forward our accounting treatment for those existing agreements, and the practical expedient to combine lease and non-lease components for the majority of our underlying classes of assets except for our third-party contractor service and equipment agreements and boat and barge equipment agreements in which we are the lessee. We did not elect the practical expedient to combine lease and non-lease components for arrangements in which we are the lessor. In instances where the practical expedient was not elected, lease and non-lease consideration is allocated based on relative standalone selling price.
Right of use (“ROU”) assets represent our right to use an underlying asset in which we obtain substantially all of the economic benefits and the right to direct the use of the asset during the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We recognize ROU assets and lease liabilities on the balance sheet for leases with a lease term of greater than one year. Payments that are not fixed at the commencement of the lease are considered variable and are excluded from the ROU asset and lease liability calculations. In the measurement of our ROU assets and lease liabilities, the fixed lease payments in the agreement are discounted using a secured incremental borrowing rate for a term similar to the duration of the lease, as our leases do not provide implicit rates. Operating lease expense is recognized on a straight-line basis over the lease term.

Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $2.79 billion and $2.88 billion, respectively, as of January 1, 2019. The standard did not materially impact our consolidated statements of income, cash flows or equity as a result of adoption.
As a lessor under ASC 842, MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. If such a modification were to occur, it may result in the de-recognition of existing assets, recognition of a receivable in the amount of the present value of fixed payments expected to be received by MPLX under the lease, and recognition of a corresponding gain or loss in the period of change. MPLX will evaluate the impact of a lease reassessment as modifications occur.
We also adopted the following ASUs during the first three months of 2019, none of which had a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2018-02	Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
2017-12	Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities	January 1, 2019
Not Yet Adopted
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
3. MASTER LIMITED PARTNERSHIPS
MPLX
MPLX is a diversified, large-cap publicly traded limited partnership formed by us to own, operate, develop and acquire midstream energy infrastructure assets. MPLX is engaged in the transportation, storage and distribution of crude oil and refined petroleum products; gathering, processing and transportation of natural gas; and the gathering, transportation, fractionation, storage and marketing of NGLs. As of March 31, 2019, we owned 64 percent of the outstanding MPLX common units and we control MPLX through our ownership of the general partner of MPLX.
Dropdowns to MPLX and GP/IDR Exchange
On February 1, 2018, we contributed refining logistics assets and fuels distribution services to MPLX in exchange for $4.1 billion in cash and approximately 112 million common units and 2 million general partner units from MPLX. MPLX financed the cash portion of the transaction with its $4.1 billion 364-day term loan facility, which was entered into on January 2, 2018. We agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
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

Agreements
We have various long-term, fee-based commercial agreements with MPLX. Under these agreements, MPLX provides transportation, storage, distribution and marketing services to us. Under certain agreements, we commit to provide MPLX with minimum throughput and distribution volumes of crude oil and refined products and minimum storage volumes of crude oil, refined products and butane. Under certain other agreements, we commit to pay for substantially all of the available capacity for certain marine transportation and refining logistics assets. These transactions are eliminated in consolidation, but are reflected as intersegment transactions between our Refining & Marketing and Midstream segments. We also have agreements with MPLX that establish fees for operational and management services provided between us and MPLX and for executive management services and certain general and administrative services provided by us to MPLX. These transactions are eliminated in consolidation, but are reflected as intersegment transactions between our Corporate and Midstream segments.
ANDX
Through the Andeavor acquisition, we acquired control of ANDX, which is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of our refining and marketing operations and are used to gather crude oil, natural gas, and water, process natural gas and distribute, transport and store crude oil and refined products. ANDX provides us with various pipeline transportation, trucking, terminal distribution, storage and petroleum-coke handling services under long-term, fee-based commercial agreements. With certain exceptions, these agreements generally contain minimum volume commitments. These transactions are eliminated in consolidation, but are reflected as intersegment transactions between our Refining & Marketing and Midstream segments. We also have agreements with ANDX that establish fees for operational and management services provided between us and ANDX and for executive management services and certain general and administrative services provided by us to ANDX. These transactions are eliminated in consolidation, but are reflected as intersegment transactions between our Corporate and Midstream segments.
As of March 31, 2019, we owned 64 percent of the outstanding ANDX common units. We also hold 80,000 ANDX TexNew Mex Units as of March 31, 2019 and control ANDX through our ownership of the general partner of ANDX.
Noncontrolling Interest
As a result of equity transactions of MPLX and ANDX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX and ANDX were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Increase due to the issuance of MPLX common units and general partner units to MPC	$—	$1,114
Increase due to GP/IDR Exchange	—	1,808
Increase due to the issuance of MPLX & ANDX common units	4	4
Increase in MPC's additional paid-in capital	4	2,926
Tax impact	(1)	(546)
Increase in MPC's additional paid-in capital, net of tax	$3	$2,380
4. ACQUISITIONS
Acquisition of Andeavor
On October 1, 2018, we acquired all the outstanding shares of Andeavor. The total value of consideration transferred was $23.46 billion, consisting of $19.97 billion in equity and $3.49 billion in cash. The cash portion of the purchase price was funded using cash on hand. Our financial results reflect the results of Andeavor from the date of the acquisition.
We accounted for the Andeavor acquisition using the acquisition method of accounting, which requires Andeavor assets and liabilities to be recorded to our balance sheet at fair value as of the acquisition date. We will complete a final determination of the fair value of certain assets and liabilities within the one year measurement period from the date of the acquisition as required by FASB ASC Topic 805, “Business Combinations”. Due to the level of effort required to develop fair value measurements, the valuation studies necessary to determine the fair value of assets acquired and liabilities assumed are preliminary, including the underlying cash flows used to determine the fair value of identified intangible assets and economic obsolescence adjustments to property, plant and equipment. The size and the breadth of the Andeavor acquisition necessitates the use of the one year measurement period to fully analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to, property, plant and equipment, intangible assets, real property, leases, environmental and asset retirement obligations and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values.
During the three months ended March 31, 2019, we recorded adjustments to the preliminary fair value estimates of assets acquired and liabilities assumed as of the acquisition date as noted in the table below.

(In millions)	As originally reported	Adjustments	As adjusted
Cash and cash equivalents	$382	$—	$382
Receivables	2,744	(2)	2,742
Inventories	5,204	(8)	5,196
Other current assets	378	—	378
Equity method investments	865	—	865
Property, plant and equipment, net	16,545	(1)	16,544
Other noncurrent assets(a)	3,086	—	3,086
Total assets acquired	29,204	(11)	29,193
Accounts payable	4,003	—	4,003
Payroll and benefits payable	348	—	348
Accrued taxes	590	—	590
Debt due within one year	34	—	34
Other current liabilities	392	23	415
Long-term debt	8,875	1	8,876
Deferred income taxes	1,609	22	1,631
Defined benefit postretirement plan obligations	432	—	432
Deferred credit and other liabilities	714	6	720
Noncontrolling interests	5,059	3	5,062
Total liabilities and noncontrolling interest assumed	22,056	55	22,111
Net assets acquired excluding goodwill	7,148	(66)	7,082
Goodwill	16,314	66	16,380
Net assets acquired	$23,462	$—	$23,462

(a)	Includes intangible assets.
The preliminary purchase consideration allocation resulted in the recognition of $16.38 billion in goodwill, of which $893 million is tax deductible due to a carryover basis from Andeavor. Our Refining & Marketing, Midstream and Retail segments recognized $4.78 billion, $7.72 billion and $3.88 billion of preliminary goodwill. The recognized goodwill represents the value expected to be created by further optimization of crude supply, a nationwide retail and marketing platform, diversification of our refining and midstream footprints and optimization of information systems and business processes.
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the Andeavor acquisition occurred on January 1, 2017. The unaudited pro forma information does not give effect to potential synergies that could result from the transaction and is not necessarily indicative of the results of future operations.

Three Months Ended March 31,
(In millions)	2018
Sales and other operating revenues	$29,206
Net income attributable to MPC	26
The pro forma information includes adjustments to align accounting policies, including our policy to expense refinery turnarounds when they occur, an adjustment to depreciation expense to reflect the increased fair value of property, plant and equipment, increased amortization expense related to identifiable intangible assets and the related income tax effects.

Acquisition of Express Mart
During the fourth quarter of 2018, Speedway acquired 78 transportation fuel and convenience store locations from Petr-All Petroleum Consulting Corporation for total consideration of $266 million. These stores are located primarily in the Syracuse, Rochester and Buffalo markets in New York and had been operated under the Express Mart brand.
Based on the final fair value estimates of assets acquired and liabilities assumed at the acquisition date, $97 million of the purchase price was allocated to property, plant and equipment, $9 million to inventory, $2 million to intangibles and $158 million to goodwill. Goodwill is tax deductible and represents the value expected to be created by geographically expanding our retail platform and the assembled workforce. These operations are accounted for within the Retail segment.
Acquisition of Mt. Airy Terminal
On September 26, 2018, MPLX acquired an eastern U.S. Gulf Coast export terminal (“Mt. Airy Terminal”) from Pin Oak Holdings, LLC for total consideration of $451 million. At the time of the acquisition, the terminal included tanks with 4 million barrels of third-party leased storage capacity and a dock with 120 mbpd of capacity. The Mt. Airy Terminal is located on the Mississippi River between New Orleans and Baton Rouge, near several Gulf Coast refineries, including our Garyville Refinery, and numerous rail lines and pipelines. The Mt. Airy Terminal is accounted for within the Midstream segment. In the first quarter of 2019, an adjustment to the initial purchase price was made for approximately $5 million related to the final settlement of the acquisition. This reduced the total purchase price to $446 million and resulted in $336 million of property, plant and equipment, $121 million of goodwill and the remainder being attributable to net liabilities assumed.
Goodwill represents the significant growth potential of the terminal due to the multiple pipelines and rail lines which cross the property, the terminal’s position as an aggregation point for liquids growth in the region for both ocean-going vessels and inland barges, the proximity of the terminal to MPC’s Garyville refinery and other refineries in the region as well as the opportunity to construct an additional dock at the site. All of the goodwill recognized related to this transaction is tax deductible.
Assuming the acquisitions of Express Mart and Mt. Airy Terminal had occurred on January 1, 2017, the consolidated pro forma results would not have been materially different from the reported results.
5. VARIABLE INTEREST ENTITIES
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
The creditors of MPLX and ANDX do not have recourse to MPC’s general credit through guarantees or other financial arrangements, except as noted. MPC has effectively guaranteed certain indebtedness of LOOP LLC (“LOOP”) and LOCAP LLC (“LOCAP”), in which MPLX holds an interest. See Note 24 for more information. Western Refining Southwest, Inc., a wholly-owned subsidiary of MPC and unitholder of ANDX, has guaranteed certain outstanding borrowings under the ANDX dropdown credit facility that were made in connection with the August 2018 dropdown transaction.

The assets of MPLX and ANDX can only be used to settle their own obligations and their creditors have no recourse to our assets, except as noted above. The following table present balance sheet information for the assets and liabilities of MPLX and ANDX, which are included in our balance sheets.

	March 31, 2019		December 31, 2018
(In millions)	MPLX	ANDX(a)	MPLX	ANDX(a)
Assets
Cash and cash equivalents	$93	$29	$68	$10
Receivables, less allowance for doubtful accounts	372	248	425	199
Inventories	74	21	77	22
Other current assets	34	37	45	57
Equity method investments	4,270	602	4,174	602
Property, plant and equipment, net	14,816	6,882	14,639	6,845
Goodwill	2,581	1,052	2,586	1,051
Right of use assets	262	122	—	—
Other noncurrent assets	448	1,235	458	1,242
Liabilities
Accounts payable	$583	$177	$776	$215
Payroll and benefits payable	4	1	2	10
Accrued taxes	40	20	48	23
Debt due within one year	1	503	1	504
Operating lease liabilities	46	12	—	—
Other current liabilities	189	117	177	77
Long-term debt	13,832	4,629	13,392	4,469
Deferred income taxes	12	1	13	1
Long-term operating lease liabilities	216	109	—	—
Deferred credits and other liabilities	289	66	276	68

(a)
The balances reflected here are ANDX’s historical balances as the preliminary purchase accounting adjustments related to ANDX’s assets and liabilities in connection with the Andeavor acquisition and reflected on our consolidated balance sheets as of December 31, 2018 and March 31, 2019 have not yet been pushed down to this subsidiary.

6. RELATED PARTY TRANSACTIONS
Transactions with related parties were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Sales to related parties(a)	$186	$172
Purchases from related parties(b)	204	141

(a)
Sales to related parties consists primarily of sales of refined products to PFJ Southeast, an equity affiliate which owns and operates travel plazas primarily in the Southeast region of the United States.

(b)	We obtain utilities, transportation services and purchase ethanol from certain of our equity affiliates.

Summarized financial information, in the aggregate, for our significant equity method investments on a 100 percent basis were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Revenues and other income	$1,628	$1,503
Income from operations	336	254
Net income	314	274

7. INCOME (LOSS) PER COMMON SHARE
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

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Basic earnings (loss) per share:
Allocation of earnings:
Net income (loss) attributable to MPC	$(7)	$37
Income allocated to participating securities	—	—
Income (loss) available to common stockholders – basic	$(7)	$37
Weighted average common shares outstanding	673	476
Basic earnings (loss) per share	$(0.01)	$0.08
Diluted earnings (loss) per share:
Allocation of earnings:
Net income (loss) attributable to MPC	$(7)	$37
Income allocated to participating securities	—	—
Income (loss) available to common stockholders – diluted	$(7)	$37
Weighted average common shares outstanding	673	476
Effect of dilutive securities	—	4
Weighted average common shares, including dilutive effect	673	480
Diluted earnings (loss) per share	$(0.01)	$0.08

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended March 31,
(In millions)	2019	2018
Shares issuable under stock-based compensation plans	7	—
8. EQUITY
As of March 31, 2019, we had $4.02 billion of share repurchase authorization remaining under authorizations from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Number of shares repurchased	14	19
Cash paid for shares repurchased	$885	$1,327
Average cost per share	$62.98	$68.74
As of March 31, 2019, we had agreements to acquire 493,625 common shares for $30 million, which settled in early April 2019.

9. SEGMENT INFORMATION
We have three reportable segments: Refining & Marketing; Retail; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing – refines crude oil and other feedstocks at our 16 refineries in the West Coast, Mid-Continent and Gulf Coast regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Retail business segment and to independent entrepreneurs who operate primarily Marathon® branded outlets.

•
Retail – sells transportation fuels and convenience products in the retail market across the United States through company-owned and operated convenience stores, primarily under the Speedway® brand, and long-term fuel supply contracts with direct dealers who operate locations primarily under the ARCO® brand.

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

Segment income represents income from operations attributable to the reportable segments. Corporate administrative expenses, except for those attributable to MPLX and ANDX, and costs related to certain non-operating assets are not allocated to the Refining & Marketing and Retail segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the reportable segments.

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended March 31, 2019
Revenues:
Third party	$19,751	$7,373	$957	$28,081
Intersegment	4,429	2	1,232	5,663
Related party	183	3	—	186
Segment revenues	$24,363	$7,378	$2,189	$33,930
Segment income (loss) from operations	$(334)	$170	$908	$744
Income from equity method investments	1	17	81	99
Depreciation and amortization(a)	427	126	307	860
Capital expenditures and investments(b)	394	73	823	1,290

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended March 31, 2018
Revenues:
Third party	$13,412	$4,569	$713	$18,694
Intersegment	2,379	1	631	3,011
Related party	170	2	—	172
Segment revenues	$15,961	$4,572	$1,344	$21,877
Segment income (loss) from operations	$(133)	$95	$567	$529
Income from equity method investments	3	14	69	86
Depreciation and amortization(a)	252	79	181	512
Capital expenditures and investments(b)	191	39	482	712

(a)
Differences between segment totals and MPC consolidated totals represent amounts related to corporate and other unallocated items and are included in items not allocated to segments in the reconciliation below.

(b)	Capital expenditures include changes in capital accruals and investments in affiliates. See reconciliation from segment totals to MPC consolidated total capital expenditures below.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2019	2018
Segment income from operations	$744	$529
Items not allocated to segments:
Corporate and other unallocated items(a)	(191)	(89)
Capline restructuring gain(b)	207	—
Transaction-related costs(c)	(91)	—
Income from operations	669	440
Net interest and other financial costs	306	183
Income before income taxes	$363	$257

(a)
Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX and ANDX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Retail segments.

(b)	See Note 13.

(c)	The transaction-related costs recognized in the first quarter largely relate to the recognition of an obligation for vacation benefits provided to former Andeavor employees.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2019	2018
Segment capital expenditures and investments	$1,290	$712
Less investments in equity method investees	325	41
Plus items not allocated to segments:
Corporate	10	18
Capitalized interest	31	18
Total capital expenditures(a)	$1,006	$707

(a)
Capital expenditures include changes in capital accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.

10. NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Interest income	$(9)	$(20)
Interest expense	340	213
Interest capitalized	(32)	(18)
Pension and other postretirement non-service costs(a)	(3)	—
Loss on extinguishment of debt	—	4
Other financial costs	10	4
Net interest and other financial costs	$306	$183

(a)	See Note 21.

11. INCOME TAXES
The combined federal, state and foreign income tax rate was 29 percent and 9 percent for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate for the three months ended March 31, 2019 was greater than the U.S. statutory rate of 21 percent primarily due to $36 million of state deferred tax expense recorded as an out of period adjustment, partially offset by permanent tax differences related to net income attributable to noncontrolling interests. The effective tax rate for the three months ended March 31, 2018 was less than the U.S. statutory rate primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests, state and local deferred tax benefits primarily resulting from the February 1 dropdown and GP/IDR Exchange and equity compensation.
During the first quarter of 2019, MPC’s deferred tax liabilities increased $68 million with an offsetting increase to goodwill and the provision for income taxes of $32 million and $36 million, respectively for an out of period adjustment to correct the tax effects recorded in 2018 related to the Andeavor acquisition. The impact of the adjustment was not material to any previous period.
We are continuously undergoing examination of our income tax returns, which have been completed through the 2005 tax year for state returns and the 2008 tax year for our U.S. federal return. As of March 31, 2019, we had $231 million of unrecognized tax benefits.
Prior to its spinoff on June 30, 2011, Marathon Petroleum Corporation was included in the Marathon Oil Corporation (“Marathon Oil”) U.S. federal income tax returns for all applicable years. During the third quarter of 2017, Marathon Oil received a notice of Final Partnership Administrative Adjustment (“FPAA”) from the U.S. Internal Revenue Service for taxable year 2010, relating to certain partnership transactions. Marathon Oil filed a U.S. Tax Court petition disputing these adjustments during the fourth quarter of 2017. We received an FPAA for taxable years 2011-2014 for items resulting from this matter and filed a U.S. Tax Court petition for tax years 2011-2014 to dispute these corollary adjustments in the fourth quarter of 2017. We continue to believe that the issue in dispute is more likely than not to be fully sustained and, therefore, no liability has been accrued for this matter.
Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 24 for indemnification information.
12. INVENTORIES

(In millions)	March 31, 2019	December 31, 2018
Crude oil and refinery feedstocks	$3,689	$3,655
Refined products	5,186	5,234
Materials and supplies	744	720
Merchandise	214	228
Total	$9,833	$9,837
Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. There were no LIFO inventory liquidations recognized for the three months ended March 31, 2019.
13. EQUITY METHOD INVESTMENTS
During the three months ended March 31, 2019, we executed agreements with Capline Pipeline LLC (“Capline LLC”) to contribute our 33 percent undivided interest in Capline pipeline system in exchange for a 33 percent ownership interest in Capline LLC. Concurrent with our execution of these agreements, Capline LLC initiated a binding open season for southbound service from Patoka, IL to St. James, LA or Liberty, MS, with an additional origination point at Cushing, OK. Service from Cushing, OK is part of a joint tariff with Diamond pipeline. Crude oil service is expected to begin in the third quarter of 2020.
In accordance with ASC 810 “Consolidation”, we derecognized our undivided interest amounting to $143 million of net assets and recognized the Capline LLC ownership interest we received at fair value. We used an income approach to determine the fair value of our ownership interest under a Monte Carlo simulation method. We determined the fair value of our ownership interest was estimated to be $350 million as of January 30, 2019. This is a nonrecurring fair value measurement and is categorized in level 3 of the fair value hierarchy. The Monte Carlo simulation inputs include ranges of tariff rates, operating volumes, operating cost and capital expenditure assumptions. The estimated cash flows were discounted using a Monte Carlo market participant weighted average cost of capital estimate. None of the inputs to the Monte Carlo simulation are individually significant. The excess of the estimated fair value of our ownership interest over the carrying value of the derecognized net assets resulted in a $207 million non cash net gain recorded as a net gain on disposal of assets in the accompanying consolidated statements of income.
As the Capline system is currently idled, Capline LLC is unable to fund its operations without financial support from its equity owners and is a VIE. MPC is not deemed to be the primary beneficiary, due to our inability to unilaterally control significant decision-making rights. Our maximum exposure to loss as a result of our involvement with Capline LLC includes our equity investment, any additional capital contribution commitments and any operating expenses incurred by Capline LLC in excess of compensation received for performance of the operating services.
14. PROPERTY, PLANT AND EQUIPMENT

(In millions)	March 31, 2019	December 31, 2018
Refining & Marketing	$27,968	$27,590
Retail	6,681	6,637
Midstream	25,929	25,692
Corporate and Other	1,304	1,294
Total	61,882	61,213
Less accumulated depreciation	16,791	16,155
Property, plant and equipment, net	$45,091	$45,058

15. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2019
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$122	$18	$—	$(128)	$12	$42
Liabilities:
Commodity contracts	$142	$24	$—	$(161)	$5	$—
Embedded derivatives in commodity contracts	—	—	65	—	65	—

	December 31, 2018
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$370	$31	$—	$(323)	$78	$2
Liabilities:
Commodity contracts	$255	$37	$—	$(284)	$8	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2019, cash collateral of $33 million was netted with the mark-to-market derivative liabilities. As of December 31, 2018, cash collateral of $52 million was netted with mark-to-market derivative assets and $13 million was netted with mark-to-market derivative liabilities.

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
Level 3 instruments are OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at March 31, 2019 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.60 to $1.25 per gallon and (2) the probability of renewal of 91 percent for the first five-year term and 82 percent for the second five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2019	2018
Beginning balance	$61	$66
Unrealized and realized losses included in net income	6	(3)
Settlements of derivative instruments	(2)	(3)
Ending balance	$65	$60

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the end of period:	$5	$(3)

Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our fixed rate long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $27.6 billion and $28.5 billion at March 31, 2019, respectively, and approximately $27.0 billion and $26.5 billion at

December 31, 2018, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of March 31, 2019 and December 31, 2018 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(In millions)	March 31, 2019
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$139	$160
Other current liabilities(a)	1	14
Deferred credits and other liabilities(a)	—	57

(In millions)	December 31, 2018
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$400	$283
Other current liabilities(a)	1	16
Deferred credits and other liabilities(a)	—	54

(a)	Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products and blending products as of March 31, 2019.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	82.6%	49,844	58,466
Refined products	89.4%	11,373	9,945
Blending products	77.3%	4,688	4,866
OTC
Crude oil	—%	640	—
Blending products	—%	1,676	1,444

(a)
Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 11,999 long and 3,980 short; Refined products - 300 long and 300 short; Blending products - 2,603 long and 2,506 short

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Loss
(In millions)	Three Months Ended March 31,
Income Statement Location	2019	2018
Sales and other operating revenues	$(20)	$(1)
Cost of revenues	(80)	(27)
Total	$(100)	$(28)

17. DEBT
Our outstanding borrowings at March 31, 2019 and December 31, 2018 consisted of the following:

(In millions)	March 31, 2019	December 31, 2018
Marathon Petroleum Corporation	$9,120	$9,114
MPLX LP	14,283	13,856
ANDX LP	5,168	5,010
Total debt	$28,571	$27,980
Unamortized debt issuance costs	(126)	(128)
Unamortized discount	(330)	(328)
Amounts due within one year	(550)	(544)
Total long-term debt due after one year	$27,565	$26,980

Available Capacity under our Facilities

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC 364-day bank revolving credit facility	$1,000	$—	$—	$1,000	—	September 2019
MPC bank revolving credit facility	5,000	—	32	4,968	—	October 2023
MPLX bank revolving credit facility	2,250	425	3	1,822	3.92%	July 2022
ANDX revolving & dropdown credit facilities(a)	2,100	1,404	—	696	4.32%	January 2021
Trade receivables securitization facility	750	—	—	750	—	July 2019
	$11,100	$1,829	$35	$9,236

(a)
Western Refining Southwest, Inc., a wholly-owned subsidiary of MPC and unitholder of ANDX, has guaranteed certain outstanding borrowings under the ANDX dropdown credit facility that were made in connection with the August 2018 dropdown transaction.

18. REVENUE
The following table presents our revenues disaggregated by product line.

	Three Months Ended March 31,
(In millions)	2019	2018
Refined products	$24,653	$16,158
Merchandise	1,464	1,130
Crude oil and refinery feedstocks	1,367	883
Midstream services, transportation and other	597	523
Sales and other operating revenues	$28,081	$18,694
Practical Expedients
On January 1, 2018, we adopted ASU 2014-09, Revenue - Revenue from Contracts with Customers (“ASC 606”). We elected the completed contract practical expedient and only applied ASC 606 to contracts that were not completed as of January 1, 2018.
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of March 31, 2019, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at March 31, 2019 include matching buy/sell receivables of $1.98 billion and income tax receivables of $76 million.
19. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(In millions)	2019	2018
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$269	$212
Net income taxes paid to taxing authorities	42	6
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases	189	—
Interest payments under finance lease obligations	8	—
Net cash provided by financing activities included:
Principal payments under finance lease obligations	10	—
Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease obligations	31	—
Right of use assets obtained in exchange for new finance lease obligations	15	—
Contribution of net assets to Capline LLC(a)	143	—
Recognition of Capline LLC equity method investment(a)	350	—

(a)	See Note 13.

(In millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$877	$1,687
Restricted cash(a)	31	38
Cash, cash equivalents and restricted cash	$908	$1,725

(a)	The restricted cash balance is included within other current assets on the consolidated balance sheets.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2019	2018
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,241	$755
Asset retirement expenditures	—	1
Decrease in capital accruals	(235)	(49)
Total capital expenditures	$1,006	$707
20. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2017	$(190)	$(48)	$4	$3	$(231)
Other comprehensive loss before reclassifications	—	—	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(8)	(1)	—	—	(9)
– actuarial loss(a)	9	—	—	—	9
– settlement loss(a)	1	—	—	—	1
Other	—	—	—	—	—
Tax effect	(1)	—	—	—	(1)
Other comprehensive income (loss)	1	(1)	(2)	—	(2)
Balance as of March 31, 2018	$(189)	$(49)	$2	$3	$(233)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2018	$(132)	$(23)	$2	$9	$(144)
Other comprehensive loss before reclassifications	(1)	—	—	—	(1)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(11)	—	—	—	(11)
– actuarial loss(a)	4	—	—	—	4
– settlement loss(a)	—	—	—	—	—
Other	—	—	—	(1)	(1)
Tax effect	2	—	—	—	2
Other comprehensive loss	(6)	—	—	(1)	(7)
Balance as of March 31, 2019	$(138)	$(23)	$2	$8	$(151)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.

21. DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$58	$36	$8	$7
Interest cost	28	18	9	7
Expected return on plan assets	(32)	(26)	—	—
Amortization – prior service credit	(11)	(8)	—	(1)
– actuarial loss	4	9	—	—
– settlement loss	—	1	—	—
Net periodic benefit cost	$47	$30	$17	$13
The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the three months ended March 31, 2019, we made no contributions to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $3 million and $11 million, respectively, during the three months ended March 31, 2019.
22. STOCK-BASED COMPENSATION PLANS
Stock Option Awards
The following table presents a summary of our stock option award activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	8,724,595	$37.07
Granted	1,037,671	62.68
Exercised	(229,169)	10.62
Forfeited or expired	—	—
Outstanding at March 31, 2019	9,533,097	40.49
The grant date fair value of stock option awards granted during the three months ended March 31, 2019 was $14.34 per share. The fair value of stock options granted to our employees is estimated on the date of the grant using the Black Scholes option-pricing model, which employs various assumptions.

Restricted Stock and Restricted Stock Unit Awards
The following table presents a summary of restricted stock and restricted stock unit award activity for the three months ended March 31, 2019:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	990,700	$57.23	4,226,856	$80.96
Granted	158,120	62.66	8,050	59.56
Vested	(114,136)	49.58	(1,110,705)	82.43
Forfeited	(12,622)	56.84	(46,923)	82.43
Outstanding at March 31, 2019	1,022,062	58.93	3,077,278	80.35
Performance Unit Awards
The following table presents a summary of the activity for performance unit awards to be settled in shares for the three months ended March 31, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	8,618,583	$0.79
Granted	6,200,000	0.72
Vested	(2,280,333)	0.57
Forfeited	(120,000)	0.84
Outstanding at March 31, 2019	12,418,250	0.79
The performance unit awards granted during the three months ended March 31, 2019 have a grant date fair value of $0.72 per unit, as calculated using a Monte Carlo valuation model.
MPLX and ANDX Awards
Compensation expense for MPLX and ANDX equity awards was not material to our consolidated financial statements for the three months ended March 31, 2019.

23. LEASES

For further information regarding the adoption of ASC 842, including the method of adoption and practical expedients elected, see Note 2.
Lessee
We lease a wide variety of facilities and equipment including land and building space, office and field equipment, storage facilities and transportation equipment. Our remaining lease terms range from less than one year to 60 years. Most long-term leases include renewal options ranging from less than one year to 49 years and, in certain leases, also include purchase options. The lease term included in the measurement of right of use assets and lease liabilities includes options to extend or terminate our leases that we are reasonably certain to exercise. Options were included in the lease term primarily for retail store sites where we constructed property, plant and equipment on leased land that is expected to exist beyond the initial lease term.

Under ASC 842, the components of lease cost were as follows:

Three Months Ended March 31,
(In millions)	2019
Finance lease cost:
Amortization of right of use assets	$14
Interest on lease liabilities	10
Operating lease cost	190
Variable lease cost	15
Short-term lease cost	152
Total lease cost	$381
Supplemental balance sheet data related to leases were as follows:

(In millions)	March 31, 2019
Operating leases
Assets
Right of use assets	$2,680
Liabilities
Operating lease liabilities	$613
Long-term operating lease liabilities	2,153
Total operating lease liabilities	$2,766
Weighted average remaining lease term	6.5 years
Weighted average discount rate	4.13%

Finance leases
Assets
Property, plant and equipment, gross	$760
Accumulated depreciation	206
Property, plant and equipment, net	$554
Liabilities
Debt due within one year	$45
Long-term debt	612
Total finance lease liabilities	$657
Weighted average remaining lease term	13.2 years
Weighted average discount rate	6.02%

As of March 31, 2019, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Operating	Finance
2019	$554	$57
2020	629	76
2021	545	69
2022	370	76
2023	262	83
2024 and thereafter	832	596
Gross lease payments	3,192	957
Less: imputed interest	426	300
Total lease liabilities	$2,766	$657
Presented in accordance with ASC 840, future minimum commitments as of December 31, 2018 for operating lease obligations and capital lease obligations having initial or remaining non-cancellable lease terms in excess of one year were as follows:

(In millions)	Operating	Capital
2019	$709	$70
2020	619	71
2021	553	66
2022	389	75
2023	295	82
2024 and thereafter	858	586
Total minimum lease payments	$3,423	950
Less: imputed interest costs		301
Present value of net minimum lease payments		$649
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

MPLX did not elect to use the practical expedient to combine lease and non-lease components for lessor arrangements. The tables below represent the portion of the contract allocated to the lease component based on relative standalone selling price. Lessor agreements are currently deemed operating, as we elected the practical expedient to grandfather in old conclusions. We are still determining the impact of the new standard on these arrangements if and when a modification occurs and they are required to be assessed under ASC 842. MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases.
Our revenue from implicit lease arrangements, excluding executory costs, totaled approximately $60 million in the three months ended March 31, 2019. The implicit lease arrangements related to the processing facilities contain contingent rental provisions whereby we receive additional fees if the producer customer exceeds the monthly minimum processed volumes. During the three months ended March 31, 2019, MPLX did not receive any material contingent lease payments. The following is a schedule of minimum future rentals on the non‑cancellable operating leases as of March 31, 2019:

(In millions)
2019	$144
2020	168
2021	162
2022	160
2023	154
2024 and thereafter	1,205
Total minimum future rentals	$1,993
The following schedule summarizes our investment in assets held for operating lease by major classes as of March 31, 2019:

(In millions)	March 31, 2019
Natural gas gathering and NGL transportation pipelines and facilities	$1,036
Natural gas processing facilities	642
Terminal and related assets	112
Land, building, office equipment and other	41
Property, plant and equipment	1,831
Less accumulated depreciation	261
Property, plant and equipment, net	$1,570

24. COMMITMENTS AND CONTINGENCIES
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
At March 31, 2019 and December 31, 2018, accrued liabilities for remediation totaled $451 million and $455 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties if any that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $33 million and $35 million at March 31, 2019 and December 31, 2018, respectively.
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
Guarantees related to indebtedness of equity method investees—MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of March 31, 2019.
In connection with MPLX’s approximate nine percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system, MPLX has entered into a Contingent Equity Contribution Agreement. MPLX, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. As of March 31, 2019, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement was approximately $230 million.
In connection with our 50 percent indirect interest in Crowley Ocean Partners, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of March 31, 2019, our maximum potential undiscounted payments under this agreement for debt principal totaled $135 million.

In connection with our 50 percent indirect interest in Crowley Blue Water Partners, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of March 31, 2019, our maximum potential undiscounted payments under this arrangement was $125 million .
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $1 million as of March 31, 2019, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $123 million as of March 31, 2019, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values. See Note 5 for information regarding our guarantee of certain borrowings under the ANDX dropdown credit facility.
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
Contractual Commitments and Contingencies
At March 31, 2019, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.06 billion.
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

25. SUBSEQUENT EVENT
On May 8, 2019, MPC, MPLX and ANDX announced that MPLX and ANDX have entered into a definitive merger agreement whereby MPLX will acquire ANDX in a unit-for-unit transaction. Under the terms of the merger agreement, ANDX public unitholders will receive 1.135 MPLX common units for each ANDX common unit held and MPC will receive 1.0328 MPLX common units for each ANDX common unit held. As described in Notes 4 and 5, we consolidate ANDX in accordance with ASC 810 and previously recorded ANDX’s assets and liabilities to our balance sheet at preliminary fair values as of the Andeavor acquisition date of October 1, 2018. Upon closing of this merger, we will account for the unit-for-unit transaction as a common control transaction, which will result in a change in our noncontrolling interest and additional paid-in capital.
The transaction has been approved by MPLX’s and ANDX’s respective Conflicts Committees and both Boards of Directors. Subject to the satisfaction of customary closing conditions and receipt of regulatory approvals, the transaction is expected to close in the second half of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	the risk that the cost savings and any other synergies from the Andeavor acquisition may not be fully realized or may take longer to realize than expected;

•	disruption from the Andeavor acquisition making it more difficult to maintain relationships with customers, employees or suppliers;

•	risks relating to any unforeseen liabilities of Andeavor;

•	the proposed transaction between MPLX LP and Andeavor Logistics LP;

•	future levels of revenues, refining and marketing margins, operating costs, retail gasoline and distillate margins, merchandise margins, income from operations, net income or earnings per share;

•	the regional, national and worldwide availability and pricing of refined products, crude oil, natural gas, NGLs and other feedstocks;

•	consumer demand for refined products;

•	our ability to manage disruptions in credit markets or changes to our credit rating;

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the reliability of processing units and other equipment;

•	business strategies, growth opportunities and expected investments;

•	share repurchase authorizations, including the timing and amounts of any common stock repurchases;

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

•	capital market conditions and our ability to raise adequate capital to execute our business plan;

•	the costs, disruption and diversion of management’s attention associated with campaigns commenced by activist investors; and

•	the other factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.
We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

CORPORATE OVERVIEW
We are a leading, integrated, downstream energy company. We own and operate the nation’s largest refining system with more than 3 million barrels per calendar day of crude oil capacity across 16 refineries, located in the West Coast, Mid-Continent and Gulf Coast regions of the United States. Our refineries supply refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to consumers through our Retail business segment and to independent entrepreneurs who operate branded outlets. We believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers in the United States.
We have three strong brands: Marathon®, Speedway® and ARCO®. Approximately 6,900 branded outlets, primarily carrying the Marathon brand name, are operated by independent entrepreneurs in 35 states, the District of Columbia and Mexico. We believe our Retail segment operates the second largest chain of company-owned and operated retail transportation fuel and convenience stores in the United States, with approximately 3,920 convenience stores. Our Retail segment also sells transportation fuel to consumers through approximately 1,060 direct dealer locations. Our company-owned and operated locations primarily carry the Speedway® brand name and the direct dealer locations carry the ARCO® brand name.

We are one of the largest midstream operators in North America. We primarily conduct our midstream operations through our ownership interests in MPLX and ANDX, which own and operate crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. As of March 31, 2019, we owned, leased or had ownership interests in approximately 16,600 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream gathering and processing network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing. As of March 31, 2019, our assets include approximately 9.9 bcf/d of gathering capacity, 11.1 bcf/d of natural gas processing capacity and 790 mbpd of fractionation capacity.
At March 31, 2019, our operations consisted of three reportable segments: Refining & Marketing; Retail; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing – refines crude oil and other feedstocks at our 16 refineries in the West Coast, Mid-Continent and Gulf Coast regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Retail business segment and to independent entrepreneurs who operate primarily Marathon® branded outlets.

•
Retail – sells transportation fuels and convenience products in the retail market across the United States through company-owned and operated convenience stores, primarily under the Speedway® brand, and long-term fuel supply contracts with direct dealers who operate locations primarily under the ARCO® brand.

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

Recent Developments
On May 8, 2019, MPC, MPLX and ANDX announced that MPLX and ANDX have entered into a definitive merger agreement whereby MPLX will acquire ANDX in a unit-for-unit transaction at a blended exchange ratio of 1.07x. Under the terms of the merger agreement, ANDX public unitholders will receive 1.135 MPLX common units for each ANDX common unit held, representing a premium of 7.3 percent, and MPC will receive 1.0328 MPLX common units for each ANDX common unit held, representing a 2.4 percent discount, based on May 2, 2019 closing prices. As described in Notes 4 and 5, we consolidate ANDX in accordance with ASC 810 and previously recorded ANDX’s assets and liabilities to our balance sheet at preliminary fair values as of the Andeavor acquisition date of October 1, 2018. Upon closing of this merger, we will account for the unit-for-unit transaction as a common control transaction, which will result in a change in our noncontrolling interest and additional paid-in capital.
The anticipated transaction simplifies MPLX and ANDX into a single listed entity to create a leading, large-scale, diversified midstream company anchored by fee-based cash flows. The combined entity will have an expanded geographic footprint that is expected to enhance its long-term growth opportunities and the sustainable cash flow profile of the business.

The transaction has been approved by MPLX’s and ANDX’s respective Conflicts Committees and both Boards of Directors. Subject to the satisfaction of customary closing conditions and receipt of regulatory approvals, the transaction is expected to close in the second half of 2019.
The above discussion contains forward-looking statements with respect to the proposed transaction between MPLX and ANDX. Factors that could affect the proposed transaction between MPLX and ANDX include, but are not limited to, the ability to complete the proposed transaction between MPLX and ANDX on the proposed terms and timetable; the ability to satisfy various conditions to the closing of the transaction contemplated by the merger agreement; the ability to obtain regulatory approvals for the proposed transaction on the proposed terms and schedule, and any conditions imposed on the combined entity in connection with the consummation of the proposed transaction; the risk that anticipated opportunities and any other synergies from or anticipated benefits of the proposed transaction may not be fully realized or may take longer to realize than expected, including whether the proposed transaction will be accretive within the expected timeframe or at all; disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees or suppliers; other risk factors inherent to MPLX’s and ANDX’s industry; and risks related to MPC. For additional information on forward-looking statements and risks that can affect our business, see “Disclosures Regarding Forward-Looking Statements” and “Risk Factors” herein, together with Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

EXECUTIVE SUMMARY
Results
Select results are reflected in the following table. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Income (loss) from operations by segment
Refining & Marketing	$(334)	$(133)
Retail	170	95
Midstream	908	567
Items not allocated to segments	(75)	(89)
Income from operations	$669	$440
Net income (loss) attributable to MPC	$(7)	$37
Net income (loss) attributable to MPC per diluted share	$(0.01)	$0.08
Net income (loss) attributable to MPC was $(7) million, or $(0.01) per diluted share, in the first quarter of 2019 compared to $37 million, or $0.08 per diluted share, for the first quarter of 2018. Increased income from operations was more than offset by increased net interest and other financial costs, provision for income taxes and net income attributable to noncontrolling interests. Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the first quarter of 2019 as compared to the first quarter of 2018.
Andeavor Acquisition
On October 1, 2018, we completed the Andeavor acquisition. Andeavor stockholders received in the aggregate approximately 239.8 million shares of MPC common stock valued at $19.8 billion and approximately $3.5 billion in cash in connection with the Andeavor acquisition.
Andeavor was a highly integrated marketing, logistics and refining company operating primarily in the Western and Mid-Continent United States. Andeavor’s operations included procuring crude oil from its source or from other third parties, transporting the crude oil to one of its 10 refineries, and producing, marketing and distributing refined products. Its marketing system included more than 3,300 stations marketed under multiple well-known fuel brands including ARCO®. Also, we acquired the general partner and 156 million common units of ANDX, which is a publicly traded limited partnership that was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of our refining and marketing operations and are used to gather crude oil, natural gas, and water, process natural gas and distribute, transport and store crude oil and refined products.
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
MPLX and ANDX
On February 1, 2018, we contributed refining logistics assets and fuels distribution services to MPLX in exchange for $4.1 billion in cash and approximately 114 million newly issued MPLX units. Immediately following the dropdown, our IDRs were cancelled and our economic general partner interest was converted into a non-economic general partner interest, all in exchange for 275 million newly issued MPLX common units. MPLX financed the cash portion of the February 1, 2018 dropdown with its $4.1 billion 364-day term loan facility, which was entered into on January 2, 2018. On February 8, 2018, MPLX issued $5.5 billion in aggregate principal amount of senior notes in a public offering. MPLX used $4.1 billion of the net proceeds of the offering to repay the 364-day term-loan facility. The remaining proceeds were used to repay outstanding borrowings under MPLX’s revolving credit facility and intercompany loan agreement with us and for general partnership purposes.

The following table summarizes the MPLX distributions we received in the three months ended March 31, 2019 and 2018 and ANDX distributions we received in the three months ended March 31, 2019.

	Three Months Ended March 31,
(In millions)	2019	2018
Cash distributions received:
Limited partner distributions - MPLX	$327	$171
Limited partner distributions - ANDX	146	—
Total	$473	$171
We owned approximately 505 million MPLX common units at March 31, 2019 with a market value of $16.60 billion based on the March 29, 2019 closing price of $32.89 per common unit. On April 29, 2019, MPLX declared a quarterly cash distribution of $0.6575 per common unit payable on May 15, 2019. As a result, MPLX will make distributions totaling $523 million to its common unitholders. MPC’s portion of these distributions is approximately $332 million.
We owned approximately 156 million ANDX common units at March 31, 2019 with a market value of $5.51 billion based on the March 29, 2019 closing price of $35.26 per common unit. On April 29, 2019, ANDX declared a quarterly cash distribution of $1.03 per common unit payable on May 15, 2019. As a result, ANDX will make distributions totaling $240 million to its common unitholders. MPC’s portion of this distribution is approximately $148 million, which is net of a $12.5 million quarterly waiver. This quarterly distribution waiver is scheduled to remain in effect through the quarter ending December 31, 2019.
See Note 3 to the unaudited consolidated financial statements for additional information on MPLX and ANDX.
Share Repurchases
During the three months ended March 31, 2019, we returned $885 million to our shareholders through repurchases of approximately 14 million shares of common stock at an average price per share of $62.98.
Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $13.98 billion of our common stock, leaving $4.02 billion available for repurchases as of March 31, 2019. See Note 8 to the unaudited consolidated financial statements.
Liquidity
As of March 31, 2019, we had cash and cash equivalents of approximately $755 million, excluding MPLX and ANDX cash and cash equivalents of $93 million and $29 million, respectively, no borrowings and $32 million in letters of credit outstanding under our $6.0 billion bank revolving credit facilities and no borrowings outstanding under our $750 million trade receivables facility, resulting in cash and available liquidity of almost $7.5 billion. As of March 31, 2019, MPLX had approximately $1.82 billion available through its bank revolving credit agreement and $1 billion available through its intercompany credit facility with MPC. As of March 31, 2019, ANDX had approximately $696 million available through its bank revolving credit agreements and $500 million available through its intercompany credit facility with MPC.
OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment income from operations depends largely on our Refining & Marketing margin and refinery throughputs.
Our Refining & Marketing margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries and the costs of products purchased for resale. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same relationship as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate West Coast, Mid-Continent and Gulf Coast 3-2-1 crack spreads that we believe most closely track our operations and slate of products. The following are used for these crack-spread calculations:

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
Our refineries can process significant amounts of sweet and sour crude oil, which typically can be purchased at a discount to crude oil referenced in these crack spreads. The amount of these discounts, the sweet and sour differentials, can vary significantly, causing our Refining & Marketing margin to differ from crack spreads. In general, larger sweet and sour differentials will enhance our Refining & Marketing margin.
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

(a)
Crack spread based on 38 percent WTI, 38 percent LLS and 24 percent ANS with Mid-Continent, Gulf Coast and West Coast product pricing, respectively, and assumes all other differentials and pricing relationships remain unchanged.

(b)	Sour crude oil basket consists of the following crudes: ANS, Argus Sour Crude Index, Maya and Western Canadian Select

(c)	Sweet crude oil basket consists of the following crudes: Bakken, Brent, LLS, WTI-Cushing and WTI-Midland

(d)	This is consumption based exposure for our Refining & Marketing segment and does not include the the effects to our Midstream segment.
In addition to the market changes indicated by the crack spreads, the sour differential and the sweet differential, our Refining & Marketing margin is impacted by factors such as:

•	the selling prices realized for and the mix of refined products as compared to the assumptions used to calculate the market crack spreads;

•	the types of crude oil and other charge and blendstocks processed as compared to the assumptions used to calculate the market crack spreads;

•	our refinery yields;

•	the cost of products purchased for resale;

•	the impact of commodity derivative instruments used to hedge price risk; and

•	the potential impact of LCM adjustments to inventories in periods of declining prices.
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
Retail
Retail segment profitability is impacted by fuel and merchandise margin. Fuel margin for gasoline and distillate is the price paid by consumers or direct dealers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable). Gasoline and distillate prices are volatile and are impacted by changes in supply and demand in the regions where we operate. Numerous factors impact gasoline and distillate demand throughout the year, including local competition, seasonal demand fluctuations, the available wholesale supply, the level of economic activity in our marketing areas and weather conditions.
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
Our Midstream segment also gathers and processes natural gas and NGLs. NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond our control. Our Midstream segment profitability is affected by prevailing commodity prices primarily as a result of processing at our own or third‑party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index‑related prices and the cost of third‑party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by our producer customers, such prices also affect profitability.
RESULTS OF OPERATIONS
The following discussion includes comments and analysis relating to our results of operations. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward. This discussion should be read in conjunction with Item 1. Financial Statements and is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

Consolidated Results of Operations

	Three Months Ended March 31,
(In millions)	2019	2018	Variance
Revenues and other income:
Sales and other operating revenues	$28,081	$18,694	$9,387
Sales to related parties	186	172	14
Income from equity method investments	99	86	13
Net gain on disposal of assets	214	2	212
Other income	35	30	5
Total revenues and other income	28,615	18,984	9,631
Costs and expenses:
Cost of revenues (excludes items below)	25,756	17,370	8,386
Purchases from related parties	204	141	63
Depreciation and amortization	919	528	391
Selling, general and administrative expenses	881	402	479
Other taxes	186	103	83
Total costs and expenses	27,946	18,544	9,402
Income from operations	669	440	229
Net interest and other financial costs	306	183	123
Income before income taxes	363	257	106
Provision for income taxes	104	22	82
Net income	259	235	24
Less net income attributable to:
Redeemable noncontrolling interest	20	16	4
Noncontrolling interests	246	182	64
Net income (loss) attributable to MPC	$(7)	$37	$(44)

Net income (loss) attributable to MPC decreased $44 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to an increase in income from operations more than offset by increases in net interest and other financial costs, provision for income taxes and net income attributable to noncontrolling interests.
First Quarter 2019 Compared to First Quarter 2018
Revenues and other income increased $9.63 billion primarily due to:

•
increased sales and other operating revenues of $9.39 billion primarily due to increased Refining & Marketing segment refined product sales volumes, which increased 1,408 mbpd largely due to the Andeavor acquisition on October 1, 2018; and

•
increased net gain on disposal of assets of $212 million primarily due to a $207 million gain recognized in connection with MPC’s exchange of its undivided interest in the Capline pipeline system for an equity ownership in Capline LLC.

Costs and expenses increased $9.40 billion primarily due to:

•	increased cost of revenues of $8.39 billion primarily due to the inclusion of costs related to the Andeavor operations following the acquisition;

•	increased depreciation and amortization of $391 million primarily due to the depreciation of the fair value of assets acquired in connection with the Andeavor acquisition;

•
increased selling, general and administrative expenses of $479 million primarily due to increased costs of the combined company subsequent to the acquisition of Andeavor and reflects MPC’s classification of costs and expenses; and

•	increased other taxes of $83 million primarily due to the inclusion of other taxes related to the acquired Andeavor operations.

Net interest and other financial costs increased $123 million primarily due to debt assumed in the acquisition of Andeavor and increased MPLX borrowings.
Provision for income taxes increased $82 million primarily due to increased income before income taxes of $106 million and $36 million of state deferred tax expense recorded as an out of period adjustment related to the Andeavor acquisition. The combined federal, state and foreign income tax rate was 29 percent and 9 percent for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate for the three months ended March 31, 2019 was greater than the U.S. statutory rate of 21 percent primarily due to $36 million of state deferred tax expense recorded as an out of period adjustment partially offset by permanent tax differences related to net income attributable to noncontrolling interests. The effective tax rate for the three months ended March 31, 2018 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests, state and local deferred tax benefits primarily resulting from the February 1, 2018 dropdown and GP/IDR Exchange and equity compensation.
Net income attributable to noncontrolling interests increased $64 million primarily due to net income attributable to noncontrolling interest in ANDX.
Segment Results
Refining & Marketing
The following includes key financial and operating data for the first quarter of 2019 compared to the first quarter of 2018. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.

(a)	Includes intersegment sales and sales destined for export.

(b)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(c)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

(d)	Per barrel of total refinery throughputs.

(e)	Includes utilities, labor, routine maintenance and other operating costs.

(f)	Primarily related to refined product distribution costs, including fees paid to our two sponsored master limited partnerships, MPLX and ANDX.

The following table presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. Following the acquisition of Andeavor in October 2018, we expanded the benchmark prices included in these tables to include market information for the West Coast region of the United States, including LA CARBOB and LA CARB diesel spot prices, ANS crude prices and a West Coast ANS 3-2-1 crack spread. However, since the results of the Andeavor businesses are only included in our results from October 1, 2018 forward, these market indicators did not affect our results for the first quarter of 2018. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended March 31,
Benchmark Spot Prices (dollars per gallon)	2019	2018
Chicago CBOB unleaded regular gasoline	$1.51	$1.74
Chicago ULSD	1.84	1.94
USGC CBOB unleaded regular gasoline	1.52	1.77
USGC ULSD	1.88	1.93
LA CARBOB	1.82	1.98
LA CARB diesel	1.92	2.01

Market Indicators (dollars per barrel)
LLS	$62.34	$65.82
WTI	54.90	62.89
ANS	64.48	67.00
Crack Spreads:
Mid-Continent WTI 3-2-1	$11.70	$9.89
USGC LLS 3-2-1	5.23	7.88
West Coast ANS 3-2-1	11.91	13.77
Blended 3-2-1(a)	9.29	8.69
Crude Oil Differentials:
Sweet	$(3.30)	$(0.59)
Sour	(3.13)	(6.35)

(a)
Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 38/38/24 percent in 2019 and Blended 3-2-1 Mid-Continent/USGC crack spread is 40/60 percent in 2018, which reflects MPC’s capacity prior to the Andeavor acquisition. These blends are based on our refining capacity by region in each period.

First Quarter 2019 Compared to First Quarter 2018
Refining & Marketing segment revenues increased $8.40 billion primarily due to higher refined product sales volumes, which increased 1,408 mbpd mainly due to the Andeavor acquisition on October 1, 2018, partially offset by decreased average refined product sales prices of $0.08 per gallon.
Refining & Marketing segment loss from operations increased $201 million primarily driven by narrower crude discounts across our medium and heavy crude slate. Additionally, high industry gasoline inventories following the fourth quarter’s strong production environment resulted in weaker gasoline margins particularly in January of 2019.
Based on the changes in the market indicators shown above, which use spot market values and an estimated mix of crude purchases and product sales, we estimate a positive impact of $1.41 billion on Refining & Marketing segment income from operations, largely driven by a $1.54 billion benefit from increases in sales volume. Differences in our results compared to these market indicators, including the effects of product price realizations, the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields and other feedstock variances, had an estimated negative effect of $120 million on Refining & Marketing segment income in the first quarter of 2019 compared to the first quarter of 2018.
Refinery capacity utilization was 95 percent inclusive of turnaround activity during the first quarter of 2019 and crude oil throughputs increased 1,124 mbpd primarily due to the refineries acquired from Andeavor.

Refining & Marketing margin was $11.17 per barrel for the first quarter of 2019 compared to $10.58 per barrel for the first quarter of 2018. Refinery direct operating costs decreased $0.02 per barrel. In the first quarter of 2019, planned turnaround and major maintenance costs decreased $0.99 per barrel, largely attributable to lower turnaround costs at our Galveston Bay refinery partially offset by higher turnaround costs at our Los Angeles and Robinson refineries. In the first quarter of 2019, other manufacturing costs were $0.94 per barrel higher primarily due to the refineries acquired in the Andeavor acquisition. Higher crude throughputs during the first three months of 2019 also reduced refinery direct operating costs per barrel.

Other operating expenses totaled $1,308 million for the first quarter of 2019 as compared to $630 million for the first quarter of 2018. These costs are primarily related to refined product distribution costs, including fees paid to our two sponsored master limited partnerships, MPLX and ANDX. Included in these costs were fees paid to MPLX of $609 million and $478 million for the first quarters of 2019 and 2018, respectively. The higher fees charged by MPLX were primarily due to one additional month of services provided to the Refining & Marketing segment in the first quarter of 2019 following the February 1, 2018 dropdown of refining logistic assets and fuels distribution services to MPLX. The balance of the increase was mainly driven by the inclusion of other operating expenses for the refining and marketing operations acquired from Andeavor.

Supplemental Refining & Marketing Statistics

	Three Months Ended March 31,
	2019	2018
Refining & Marketing Operating Statistics
Refined product export sales volumes (mbpd)(a)	430	265
Crude oil capacity utilization percent(b)	95	93
Refinery throughputs (mbpd):(c)
Crude oil refined	2,869	1,745
Other charge and blendstocks	215	160
Total	3,084	1,905
Sour crude oil throughput percent	52	52
Sweet crude oil throughput percent	48	48
Refined product yields (mbpd):(c)
Gasoline	1,533	917
Distillates	1,091	609
Propane	53	31
Feedstocks and petrochemicals	330	287
Heavy fuel oil	45	34
Asphalt	80	58
Total	3,132	1,936

(a)	Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

(b)	Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.

(c)	Excludes inter-refinery volumes which totaled 76 mbpd and 42 mbpd for the three months ended March 31, 2019 and 2018, respectively.

Retail
The following includes key financial and operating data for the first quarter of 2019 compared to the first quarter of 2018. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.

(a)
The price paid by consumers or direct dealers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable), divided by gasoline and distillate sales volume. Excludes LCM inventory valuation adjustments.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

	Three Months Ended March 31,
Key Financial and Operating Data	2019	2018
Average fuel sales prices (dollars per gallon)	$2.58	$2.52
Merchandise sales (in millions)	$1,413	$1,129
Merchandise margin (in millions)(a)(b)	$407	$319
Same store gasoline sales volume (period over period)(c)	(3.2%)	(1.5%)
Same store merchandise sales (period over period)(c)(d)	5.4%	2.3%
Convenience stores at period-end	3,918	2,742
Direct dealer locations at period-end	1,062	—

(a)	The price paid by the consumers less the cost of merchandise.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

(c)	Same store comparison includes only locations owned at least 13 months.

(d)	Excludes cigarettes.

First Quarter 2019 Compared to First Quarter 2018
Retail segment revenues increased $2.81 billion primarily due increased fuel and merchandise sales resulting from the Andeavor acquisition on October 1, 2018. The Andeavor acquisition added approximately 1,100 company-owned and operated locations along with long-term supply contracts for approximately 1,060 direct dealers locations. Fuel sales volumes increased 1.11 billion gallons, almost all of which was related to the acquisition, and average fuel sales prices increased $0.06 per gallon. Merchandise sales increased $284 million resulting from the contributions of the acquired businesses.
Retail segment income from operations increased $75 million primarily due to higher light product and merchandise margins largely related to the addition of the legacy Andeavor retail operations as well as a $24 million year-over-year increase in MPC's legacy Speedway segment earnings. These increases were partially offset by an increase in operating expenses resulting from the locations acquired from Andeavor. The Retail fuel margin increased to 17.15 cents per gallon in the first quarter of 2019 compared with 15.61 cents per gallon in the first quarter of 2018 and the merchandise margin increased $88 million.
Midstream
The following includes key financial and operating data for the first quarter of 2019 compared to the first quarter of 2018. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.

(a)	On owned common-carrier pipelines, excluding equity method investments.

(b)	Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended March 31,
Benchmark Prices	2019	2018
Natural Gas NYMEX HH ($ per MMBtu)	$2.87	$2.85
C2 + NGL Pricing ($ per gallon)(a)	$0.62	$0.73

(a)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

First Quarter 2019 Compared to First Quarter 2018
On February 1, 2018, we completed the dropdown of refining logistics assets and fuels distribution services to MPLX, which is reported in our Midstream segment. These new businesses were reported in the Midstream segment prospectively from February 1, 2018.
Midstream segment revenue increased $845 million primarily due to the inclusion of ANDX revenues subsequent to the Andeavor acquisition on October 1, 2018. In addition, the first quarter of 2019 reflects a full quarter of fees charged for fuels distribution and refining logistics services provided to Refining & Marketing as compared to only two months of fees in the first quarter of 2018 following the February 1, 2018 dropdown to MPLX.
Midstream segment income from operations increased $341 million largely due to contributions of $220 million from ANDX and a $121 million increase in Midstream segment results driven primarily by growth across MPLX’s businesses.
Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended March 31,
	2019	2018
Items not allocated to segments:
Corporate and other unallocated items(a)	$(191)	$(89)
Capline restructuring gain	207	—
Transaction-related costs	(91)	—

(a)
Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX and ANDX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Retail segments.

First Quarter 2019 Compared to First Quarter 2018
Corporate and other unallocated items increased $102 million largely due to increased costs and expenses for the combined company after the Andeavor acquisition.

Other unallocated items include a $207 million gain resulting from the agreements executed with Capline LLC to contribute our 33 percent undivided interest in the Capline pipeline system in exchange for a 33 percent ownership interest in Capline LLC. Other unallocated items also include transaction-related costs of $91 million associated with the Andeavor acquisition. The transaction-related costs recognized in the first quarter largely relate to the recognition of an obligation for vacation benefits provided to former Andeavor employees.
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
Refining & Marketing Margin
Refining margin is defined as sales revenue less the cost of refinery inputs and purchased products and excludes any LCM inventory market adjustment.

	Three Months Ended March 31,
Reconciliation of Refining & Marketing loss from operations to Refining & Marketing margin (in millions)	2019	2018
Refining & Marketing loss from operations	$(334)	$(133)
Plus:
Refinery direct operating costs(a)	1,739	1,081
Refinery depreciation and amortization	387	236
Other:
Operating expenses(a)(b)	1,268	614
Depreciation and amortization	40	16
Refining & Marketing margin	$3,100	$1,814

(a)	Excludes depreciation and amortization.

(b)	These costs are primarily related to refined product distribution costs, including fees paid to our two sponsored master limited partnerships, MPLX and ANDX.
Retail Fuel Margin
Retail fuel margin is defined as the price paid by consumers or direct dealers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable) and excluding any LCM inventory market adjustment.
Retail Merchandise Margin
Retail merchandise margin is defined as the price paid by consumers less the cost of merchandise.

	Three Months Ended March 31,
Reconciliation of Retail income from operations to Retail total margin (in millions)	2019	2018
Retail income from operations	$170	$95
Plus (Less):
Operating, selling, general and administrative expenses	583	384
Depreciation and amortization	126	79
Income from equity method investments	(17)	(14)
Net gain on disposal of assets	(2)	—
Other income	(2)	(1)
Retail total margin	$858	$543

Retail total margin:
Fuel margin	$429	$217
Merchandise margin	407	319
Other margin	22	7
Retail total margin	$858	$543

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $877 million at March 31, 2019 compared to $1.69 billion at December 31, 2018. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table. Our cash flows reflect the results of the business acquired in connection with the Andeavor acquisition from October 1, 2018 forward.

	Three Months Ended March 31,
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$1,623	$(137)
Investing activities	(1,520)	(778)
Financing activities	(920)	2,557
Total increase (decrease) in cash	$(817)	$1,642
Net cash provided by operating activities increased $1.76 billion in the first three months of 2019 compared to the first three months of 2018, primarily due to favorable changes in working capital of $1.40 billion and an increase in operating results. Changes in working capital exclude changes in short-term debt.
Changes in working capital, excluding changes in short-term debt, were a net $470 million source of cash in the first three- months of 2019 compared to a net $933 million use of cash in the first three months of 2018.
For the first three months of 2019, changes in working capital, excluding changes in short-term debt, were a net $470 million source of cash primarily due to the effects of increasing energy commodity prices at the end of the period on working capital. Accounts payable increased primarily due to an increase in crude prices. Current receivables increased primarily due to higher refined product and crude prices and higher crude sales volumes. Inventories decreased due to decreases in refined product and merchandise inventories partially offset by increases in crude and materials and supplies inventories.
For the first three months of 2018, changes in working capital, excluding changes in short-term debt, were a net $933 million use of cash primarily due to the effect of decreases in volumes partially offset by increases in energy commodity prices at the end of the period on working capital. Accounts payable decreased primarily due to lower crude oil volumes purchased slightly offset by higher crude oil prices. Inventories decreased due to decreases in crude, refined products and materials and supplies inventories. Current receivables decreased primarily due to lower refined product volumes slightly offset by higher prices.

Net cash used in investing activities increased $742 million in the first three months of 2019 compared to the first three months of 2018, primarily due to the following:

•
An increase in additions to property, plant and equipment of $486 million primarily due to increased capital expenditures in the first three months of 2019 in our Midstream and Refining & Marketing segments; and

•
an increase in net investments of $282 million largely due to investments in connection with the construction of the Gray Oak Pipeline, which is scheduled to commence operations in the fourth quarter of 2019.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(In millions)	2019	2018
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,241	$755
Asset retirement expenditures	—	1
Decrease in capital accruals	(235)	(49)
Total capital expenditures	1,006	707
Investments in equity method investees (excludes acquisitions)	325	41
Total capital expenditures and investments	$1,331	$748
Financing activities were a net $920 million use of cash in the first three months of 2019 compared to a net $2.56 billion source of cash in the first three months of 2018.

•
Long-term debt borrowings and repayments, including debt issuance costs, were a net $573 million source of cash in the first three months of 2019 compared to a net $4.29 billion source of cash in the first three months of 2018. During the first three months of 2019, MPLX had net borrowings of $425 million under its revolving credit facility and ANDX had net borrowings of $159 million under its revolving credit facility. During the first three months of 2018, MPLX issued $5.5 billion of senior notes, we redeemed $600 million of our senior notes and MPLX repaid $505 million in outstanding borrowings under its revolving credit facility.

•
Cash used in common stock repurchases decreased $442 million in the first three months of 2019 compared to the first three months of 2018. Share repurchases totaled $885 million in the first three months of 2019 compared to $1.33 billion in the first three months of 2018. In 2018, share repurchases were funded primarily by after tax proceeds from the February 1, 2018 dropdown. See Note 8 to the unaudited consolidated financial statements for further discussion of share repurchases.

•
Cash used in dividend payments increased $135 million in the first three months of 2019 compared to the first three months of 2018, primarily due to a net increase in the number of shares of our common stock outstanding related to the Andeavor acquisition and a $0.07 per share increase in our base dividend, partially offset by a reduction of shares resulting from share repurchases. Our dividend payments were $0.53 per common share in the first three months of 2019 compared to $0.46 per common share in the first three months of 2018.

•
Cash used in distributions to noncontrolling interests increased $130 million in the first three months of 2019 compared to the first three months of 2018, primarily due to the addition of ANDX distributions subsequent to the acquisition of Andeavor and an increase in MPLX’s distribution per common unit.

•
Contributions from noncontrolling interests increased $94 million in the first three months of 2019 compared to the first three months of 2018 primarily due to cash received in 2019 for an increased noncontrolling interest in an MPLX subsidiary.

Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources
Our liquidity totaled $7.47 billion at March 31, 2019 consisting of:

	March 31, 2019
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$5,000	$32	$4,968
364-day bank revolving credit facility	1,000	—	$1,000
Trade receivables facility	750	—	750
Total	$6,750	$32	$6,718
Cash and cash equivalents(b)			755
Total liquidity			$7,473

(a)
Outstanding borrowings include $32 million in letters of credit outstanding under this facility. Excludes MPLX’s $2.25 billion bank revolving credit facility, which had approximately $1.82 billion available as of March 31, 2019, and ANDX’s $2.10 billion bank revolving credit facilities, which had approximately $696 million available as of March 31, 2019.

(b)	Excludes MPLX and ANDX cash and cash equivalents of $93 million and $29 million, respectively.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of March 31, 2019, we had no commercial paper borrowings outstanding.
See Note 17 to the unaudited consolidated financial statements for further discussion of our debt.
The MPC credit agreements contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreements requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of March 31, 2019, we were in compliance with this financial covenant, with a ratio of Consolidated Net Debt to Total Capitalization of 0.22 to 1.00, as well as the other covenants contained in the MPC bank revolving credit facility.
The MPLX credit agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The MPLX credit agreement includes a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX credit agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX credit agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of March 31, 2019, MPLX was in compliance with this debt covenant, with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.85 to 1.0, as well as the other covenants contained in the MPLX credit agreement.
The ANDX credit agreements contain certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type, including a financial covenant that requires ANDX to maintain a Consolidated Leverage Ratio (as defined in the ANDX credit agreements) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA used to calculate the Consolidated Leverage Ratio is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. The covenants also restrict, among other things, ANDX’s ability and/or the ability of certain of its subsidiaries to incur debt, create liens on assets and enter into transactions with affiliates. As of March 31, 2019, ANDX was in compliance with this debt covenant, with a Consolidated Leverage Ratio of 3.86 to 1.0, as well as the other covenants contained in the ANDX credit agreements.
.

Our intention is to maintain an investment-grade credit profile. As of March 31, 2019, the credit ratings on our senior unsecured debt were as follows.

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
Capital Requirements
Capital Spending
MPC's capital investment plan for 2019 totals approximately $2.8 billion for capital projects and investments, excluding MPLX, ANDX, capitalized interest and acquisitions. MPC’s capital investment plan includes approximately $1.8 billion of growth capital and $1.0 billion of maintenance capital. This plan includes all of the planned capital spending for Refining & Marketing, Retail and Corporate as well as a portion of the planned capital investments in Midstream. MPLX’s capital investment plan for 2019, excluding capitalized interest and acquisitions, includes $2.2 billion of organic growth capital and approximately $200 million of maintenance capital. ANDX’s capital investment plan for 2019, excluding capitalized interest and acquisitions, includes $600 million of organic growth capital and approximately $100 million of maintenance capital. We continuously evaluate our capital plan and make changes as conditions warrant.
Capital expenditures and investments are summarized by segment below. These amounts include capital spending and investments related to businesses acquired in connection with the Andeavor acquisition from October 1, 2018 forward.

	Three Months Ended March 31,
(In millions)	2019	2018
Refining & Marketing	$394	$191
Retail	73	39
Midstream	823	482
Corporate and Other(a)	41	36
Total capital expenditures and investments	$1,331	$748

(a)	Includes capitalized interest of $31 million and $18 million for the three months ended March 31, 2019 and 2018, respectively.
Capital expenditures during the three months ended March 31, 2019 were primarily for Midstream and Refining & Marketing segment projects. The Midstream segment capital investment plan includes projects for MPLX and ANDX. MPLX’s capital investment plan includes the addition of approximately 825 MMcf/d of processing capacity at five gas processing plants, two in the Marcellus and three in the Southwest, which expands MPLX’s processing capacity in the Permian Basin and the STACK shale play of Oklahoma. The MPLX capital investment plan also includes the addition of approximately 100 mbpd of fractionation capacity in the Marcellus and Utica basins and the continued expansion of MPLX’s marine fleet, long-haul crude oil, natural gas and NGL pipelines as well as projects to increase its export capability. The ANDX capital investment plan includes the construction of additional crude storage capacity for unloading of marine vessels, the construction of crude gathering systems to provide connectivity to multiple long-haul pipelines and a pipeline interconnect project to provide direct connectivity between certain MPC refineries. The remaining Midstream segment’s capital expenditure projects relate to investments in equity affiliate pipelines, including our expected investments in the Gray Oak Pipeline, a new pipeline spanning from the West Texas Permian Basin to the Gulf Coast which is expected to be in service by the end of 2019.
The Refining & Marketing segment capital investment plan includes projects focused on high-return investments in refinery optimization, production of higher value products, increased capacity to upgrade residual fuel oil and expanded export capacity. We also plan to continue investing in domestic light products supply placement flexibility.
Other Capital Requirements
During the three months ended March 31, 2019, we made no contributions to our funded pension plans, however, we have required funding for the 2019 plan year of approximately $64 million and we may choose to make additional contributions to our pension plans.
On April 24, 2019, our board of directors approved a dividend of $0.53 per share on common stock. The dividend is payable June 10, 2019, to shareholders of record as of the close of business on May 16, 2019.
We may, from time to time, repurchase our senior notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Share Repurchases
Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $13.98 billion of our common stock, leaving $4.02 billion available for repurchases at March 31, 2019. The table below summarizes our total share repurchases for the three months ended March 31, 2019 and 2018. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Number of shares repurchased	14	19
Cash paid for shares repurchased	$885	$1,327
Average cost per share	$62.98	$68.74
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
Contractual Cash Obligations
As of March 31, 2019, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first three months of 2019, our long-term debt commitments decreased approximately $230 million due to interest payments made during the quarter partially offset by increased borrowings on the MPLX bank revolving credit facility and ANDX bank revolving credit facilities.
There were no other material changes to our contractual cash obligations outside the ordinary course of business since December 31, 2018.

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
We have provided various guarantees related to equity method investees. In conjunction with our spinoff from Marathon Oil, we entered into various indemnities and guarantees to Marathon Oil. These arrangements are described in Note 24 to the unaudited consolidated financial statements.
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
There have been no significant changes to our environmental matters and compliance costs during the three months ended March 31, 2019.
CRITICAL ACCOUNTING ESTIMATES
As of March 31, 2019, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2018.
ACCOUNTING STANDARDS NOT YET ADOPTED
As discussed in Note 2 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2018.
See Notes 15 and 16 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table includes the composition of net losses on our commodity derivative positions as of March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
(In millions)	2019	2018
Realized gain on settled derivative positions	$39	$5
Unrealized loss on open net derivative positions	(139)	(33)
Net loss	$(100)	$(28)
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at March 31, 2019.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2019 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of March 31, 2019
Crude	$(61)	$(152)	$62	$154
Refined products	5	12	(5)	(12)
Blending products	(4)	(10)	4	10
Embedded derivatives	(7)	(16)	7	16
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2019 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of March 31, 2019 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of March 31, 2019(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended March 31, 2019(c)
Long-term debt
Fixed-rate	$26,759	$2,246	n/a
Variable-rate	1,832	n/a	4

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2019.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the three months ended March 31, 2019.

At March 31, 2019, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2019, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment.
In the first quarter of 2019, MPLX entered into an agreement to settle notices of violation received from the West Virginia Department of Environmental Protection relating to earth disturbance activities in connection with construction of an NGL line. The $124,030 penalty payment is expected to be made in the second quarter of 2019.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 other than the risks described below related to the pending MLP Merger.
The pending merger between MPLX and ANDX (the “MLP Merger”) is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the MLP merger could have a material and adverse effect on us and, even if completed, the MLP merger may not achieve some or all of the anticipated benefits.
On May 8, 2019, we, together with MPLX and ANDX, announced the MLP Merger. Completion of the MLP Merger is subject to a number of customary conditions set forth in the MLP Merger Agreement, including approval by a majority of ANDX’s unitholders, MPLX’s registration statement on Form S-4 having become effective under the Securities Act of 1933, the approval to list MPLX units issuable in connection with the MLP Merger on the New York Stock Exchange, the absence of any governmental order or law prohibiting the consummation of the MLP Merger, the accuracy of each party’s representations and warranties under the MLP Merger Agreement (subject to the materiality standards set forth in the MLP Merger Agreement), MPLX’s and ANDX’s performance of their respective obligations under the MLP Merger Agreement in all material respects, and the receipt by both parties from their respective counsels of a written opinion regarding the U.S. federal income tax treatment of the transaction. These and other conditions to the closing of the MLP Merger may not be fulfilled in a timely manner or at all, and, accordingly, the MLP Merger may be delayed or may not be completed.
If the MLP Merger is not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the MLP Merger, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the MLP Merger, such as legal, accounting and financial advisory expenses, whether or not MLP Merger is completed;

•	time and resources committed by our management to matters relating to MLP Merger could otherwise have been devoted to pursuing other beneficial opportunities; and

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the MLP Merger will be completed.
In addition, even if completed there can be no assurance that the MLP Merger will deliver the strategic, financial and operational benefits anticipated by us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended March 31, 2019, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
01/01/19-01/31/19	4,490,477	$63.48	4,489,490	$4,619,604,825
02/01/19-02/28/19	4,398,691	64.84	4,395,511	4,334,605,410
03/01/19-03/31/19	5,204,982	60.97	5,167,580	4,019,606,059
Total	14,094,150	62.98	14,052,581

(a)
The amounts in this column include 987, 3,180 and 37,402 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in January, February and March, respectively.

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

(c)
On April 30, 2018, we announced that our board of directors had approved a $5.0 billion share repurchase authorization. This share repurchase authorization has no expiration date. The share repurchase authorization announced on April 30, 2018, together with prior authorizations, results in a total of $18.0 billion of share repurchase authorizations since January 1, 2012.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1*	Agreement and Plan of Merger, dated as of April 29, 2018, by and among MPC, Andeavor, Mahi Inc. and Mahi LLC	8-K	2.1	4/30/2018	001-35054
2.2	Amendment to Agreement and Plan of Merger, dated as of July 3, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	S-4/A	2.2	7/5/2018	333-225244
2.3	Second Amendment to Agreement and Plan of Merger, dated as of September 18, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	8-K	2.1	9/18/2018	001-35054
2.4 *	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35054
3.1	Restated Certificate of Incorporation of MPC, dated October 1, 2018	8-K	3.2	10/1/2018	001-35054
3.2	Amended and Restated Bylaws of MPC dated February 27, 2019	10-K	3.2	2/28/2019	001-35054
10.1	Restricted Stock Award Agreement - Officer					X
10.2	Nonqualified Stock Option Award Agreement - Officer					X
10.3	Performance Unit Award Agreement 2019 - 2021 Performance Cycle					X
10.4	First Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of January 30, 2019, among Andeavor LLC, Marathon Petroleum Company LP, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics LP and Tesoro Logistics GP, LLC	10-K	10.77	2/28/2019	001-35054
10.5	Support Agreement, dated as of May 7, 2019, by and among MPLX LP, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Western Refining Southwest, Inc. and Marathon Petroleum Corporation.	8-K	10.1	5/8/2019	001-35054
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

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

May 9, 2019	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller