Form 10-Q
period 2019-06-30
Marathon Petroleum Corp
filed 2019-08-05
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☑        Accelerated Filer ☐    Non-accelerated Filer ☐     Smaller reporting company ☐
Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 658,319,324 shares of Marathon Petroleum Corporation common stock outstanding as of July 31, 2019.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share data)	2019	2018	2019	2018
Revenues and other income:
Sales and other operating revenues	$33,547	$22,317	$61,814	$41,183
Income from equity method investments	107	80	206	166
Net gain on disposal of assets	4	3	218	5
Other income	30	45	65	75
Total revenues and other income	33,688	22,445	62,303	41,429
Costs and expenses:
Cost of revenues (excludes items below)	29,682	19,655	55,642	37,166
Depreciation and amortization	886	533	1,805	1,061
Selling, general and administrative expenses	904	424	1,785	826
Other taxes	174	122	360	225
Total costs and expenses	31,646	20,734	59,592	39,278
Income from operations	2,042	1,711	2,711	2,151
Net interest and other financial costs	322	195	628	378
Income before income taxes	1,720	1,516	2,083	1,773
Provision for income taxes	353	281	457	303
Net income	1,367	1,235	1,626	1,470
Less net income attributable to:
Redeemable noncontrolling interest	21	20	41	36
Noncontrolling interests	240	160	486	342
Net income attributable to MPC	$1,106	$1,055	$1,099	$1,092
Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$1.67	$2.30	$1.65	$2.34
Weighted average shares outstanding	662	459	667	467
Diluted:
Net income attributable to MPC per share	$1.66	$2.27	$1.63	$2.31
Weighted average shares outstanding	666	464	672	472
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2019	2018	2019	2018
Net income	$1,367	$1,235	$1,626	$1,470
Other comprehensive income (loss):
Defined benefit plans:
Actuarial changes, net of tax of $0, $2, $6 and $5, respectively	(1)	7	(4)	14
Prior service costs, net of tax of ($3), ($2), ($11) and ($4), respectively	(8)	(7)	(11)	(14)
Other, net of tax of ($1), $0, ($1) and ($1), respectively	(1)	—	(2)	(2)
Other comprehensive income (loss)	(10)	—	(17)	(2)
Comprehensive income	1,357	1,235	1,609	1,468
Less comprehensive income attributable to:
Redeemable noncontrolling interest	21	20	41	36
Noncontrolling interests	240	160	486	342
Comprehensive income attributable to MPC	$1,096	$1,055	$1,082	$1,090
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except share data)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,247	$1,687
Receivables, less allowance for doubtful accounts of $10 and $9, respectively	7,603	5,853
Inventories	9,088	9,837
Other current assets	458	646
Total current assets	18,396	18,023
Equity method investments	6,729	5,898
Property, plant and equipment, net	45,335	45,058
Goodwill	20,277	20,184
Right of use assets	2,588	—
Other noncurrent assets	3,571	3,777
Total assets	$96,896	$92,940
Liabilities
Current liabilities:
Accounts payable	$10,905	$9,366
Payroll and benefits payable	778	1,152
Accrued taxes	1,223	1,446
Debt due within one year	554	544
Operating lease liabilities	615	—
Other current liabilities	815	708
Total current liabilities	14,890	13,216
Long-term debt	27,853	26,980
Deferred income taxes	5,235	4,864
Defined benefit postretirement plan obligations	1,610	1,509
Long-term operating lease liabilities	2,068	—
Deferred credits and other liabilities	1,174	1,318
Total liabilities	52,830	47,887
Commitments and contingencies (see Note 23)
Redeemable noncontrolling interest	1,005	1,004
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 978 million and 975 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 318 million and 295 million shares	(14,573)	(13,175)
Additional paid-in capital	33,785	33,729
Retained earnings	15,146	14,755
Accumulated other comprehensive loss	(161)	(144)
Total MPC stockholders’ equity	34,207	35,175
Noncontrolling interests	8,854	8,874
Total equity	43,061	44,049
Total liabilities, redeemable noncontrolling interest and equity	$96,896	$92,940
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Millions of dollars)	2019	2018
Operating activities:
Net income	$1,626	$1,470
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	9	35
Depreciation and amortization	1,805	1,061
Pension and other postretirement benefits, net	86	65
Deferred income taxes	360	2
Net gain on disposal of assets	(218)	(5)
Income from equity method investments	(206)	(166)
Distributions from equity method investments	310	217
Changes in the fair value of derivative instruments	(27)	1
Changes in operating assets and liabilities, net of effects of businesses acquired:
Current receivables	(1,750)	(225)
Inventories	740	66
Current accounts payable and accrued liabilities	1,297	(231)
Right of use assets and operating lease liabilities, net	9	—
All other, net	204	(41)
Net cash provided by operating activities	4,245	2,249
Investing activities:
Additions to property, plant and equipment	(2,419)	(1,466)
Acquisitions, net of cash acquired	6	—
Disposal of assets	33	14
Investments – acquisitions, loans and contributions	(595)	(118)
– redemptions, repayments and return of capital	58	15
All other, net	37	37
Net cash used in investing activities	(2,880)	(1,518)
Financing activities:
Long-term debt – borrowings	7,964	9,610
– repayments	(7,116)	(5,270)
Debt issuance costs	—	(53)
Issuance of common stock	3	21
Common stock repurchased	(1,385)	(2,212)
Dividends paid	(706)	(430)
Distributions to noncontrolling interests	(640)	(394)
Contributions from noncontrolling interests	95	5
All other, net	(56)	(19)
Net cash provided by (used in) financing activities	(1,841)	1,258
Net increase (decrease) in cash, cash equivalents and restricted cash	(476)	1,989
Cash, cash equivalents and restricted cash at beginning of period	1,725	3,015
Cash, cash equivalents and restricted cash at end of period	$1,249	$5,004
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(In millions)	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	975	$10	(295)	$(13,175)	$33,729	$14,755	$(144)	$8,874	$44,049	$1,004
Net income (loss)	—	—	—	—	—	(7)	—	246	239	20
Dividends declared on common stock ($0.53 per share)	—	—	—	—	—	(357)	—	—	(357)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(305)	(305)	(20)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	95	95	—
Other comprehensive loss	—	—	—	—	—	—	(7)	—	(7)	—
Shares repurchased	—	—	(14)	(885)	—	—	—	—	(885)	—
Stock based compensation	1	—	—	(3)	32	—	—	(1)	28	—
Impact from equity transactions of MPLX & ANDX	—	—	—	—	3	—	—	(1)	2	—
Other	—	—	—	—	—	—	—	(1)	(1)	—
Balance as of March 31, 2019	976	$10	(309)	$(14,063)	$33,764	$14,391	$(151)	$8,907	$42,858	$1,004
Net income	—	—	—	—	—	1,106	—	240	1,346	21
Dividends declared on common stock ($0.53 per share)	—	—	—	—	—	(351)	—	—	(351)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(295)	(295)	(20)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)	—
Shares repurchased	—	—	(9)	(500)	—	—	—	—	(500)	—
Stock based compensation	2	—	—	(10)	19	—	—	2	11	—
Impact from equity transactions of MPLX & ANDX	—	—	—	—	2	—	—	(1)	1	—
Other	—	—	—	—	—	—	—	1	1	—
Balance as of June 30, 2019	978	$10	(318)	$(14,573)	$33,785	$15,146	$(161)	$8,854	$43,061	$1,005

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	734	$7	(248)	$(9,869)	$11,262	$12,864	$(231)	$6,795	$20,828	$1,000
Cumulative effect of adopting new accounting standards	—	—	—	—	—	63	—	1	64	—
Net income	—	—	—	—	—	37	—	182	219	16
Dividends declared on common stock ($0.46 per share)	—	—	—	—	—	(219)	—	—	(219)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(179)	(179)	(16)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1	—
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)	—
Shares repurchased	—	—	(19)	(1,327)	—	—	—	—	(1,327)	—
Stock based compensation	—	—	—	(4)	27	—	—	1	24	—
Impact from equity transactions of MPLX & ANDX	—	—	—	—	2,380	—	—	(2,926)	(546)	—
Balance as of March 31, 2018	734	$7	(267)	$(11,200)	$13,669	$12,745	$(233)	$3,875	$18,863	$1,000
Net income	—	—	—	—	—	1,055	—	160	1,215	20
Dividends declared on common stock ($0.46 per share)	—	—	—	—	—	(211)	—	—	(211)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(182)	(182)	(17)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Shares repurchased	—	—	(12)	(885)	—	—	—	—	(885)	—
Stock based compensation	1	—	—	(8)	18	—	—	4	14	—
Impact from equity transactions of MPLX & ANDX	—	—	—	—	1	—	—	(1)	—	—
Balance as of June 30, 2018	735	$7	(279)	$(12,093)	$13,688	$13,589	$(233)	$3,860	$18,818	$1,003

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
We are a leading, integrated, downstream energy company headquartered in Findlay, Ohio. We operate the nation's largest refining system with more than 3 million barrels per day of crude oil capacity across 16 refineries. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to consumers through our Retail business segment and to independent entrepreneurs who operate approximately 7,000 branded outlets. Our retail operations own and operate approximately 3,910 retail transportation fuel and convenience stores across the United States and also sell transportation fuel to consumers through approximately 1,060 direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX LP (“MPLX”) and Andeavor Logistics LP (“ANDX”), which own and operate crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. We own the general partner and majority limited partner interests in these two midstream companies.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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

Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $2.81 billion and $2.90 billion, respectively, as of January 1, 2019. The standard did not materially impact our consolidated statements of income, cash flows or equity as a result of adoption.
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
We also adopted the following ASUs during the first six months of 2019, none of which had a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2018-02	Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
2017-12	Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities	January 1, 2019

Not Yet Adopted
ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued an ASU which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value, which could be different from the amount calculated under the current method using the implied fair value of the goodwill; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance should be applied on a prospective basis and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.
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
3. MASTER LIMITED PARTNERSHIPS
We own the general partner and majority limited partner interests in two midstream companies, MPLX and ANDX, which own and operate gathering, processing, and fractionation assets, as well as crude oil and light product transportation and logistics infrastructure. As of June 30, 2019, we owned 64 percent of the outstanding common units of both MPLX and ANDX. We control both MPLX and ANDX through our ownership of the general partner interest.
As described in Notes 4 and 5, we have consolidated ANDX since October 1, 2018 in accordance with ASC 810 and previously recorded ANDX’s assets and liabilities to our balance sheet at preliminary fair values as of the Andeavor acquisition date of October 1, 2018.
On July 30, 2019, MPLX completed its acquisition of ANDX. At the effective time of the ANDX acquisition, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by MPC were converted into the right to receive 1.0328 MPLX common units. ANDX common unitholders will not receive any future distributions from ANDX, but instead will receive a second quarter 2019 distribution as and when declared by the Board of Directors of MPLX with respect to the MPLX common units issued in connection with the acquisition. Additionally, the ANDX Series A Preferred unitholders will not receive any future distributions from ANDX, but instead will receive the semi-annual distributions payable August 15, 2019 on MPLX Series B Preferred units issued in connection with the acquisition. As of July 30, 2019, MPC will account for this transaction as a common control transaction, as defined by ASC 805, which will result in adjustments to our noncontrolling interest and additional paid-in capital balances.

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
Agreements
We have various long-term, fee-based commercial agreements with MPLX and ANDX. Under these agreements, MPLX and ANDX provide transportation, storage, distribution and marketing services to us. With certain exceptions, these agreements generally contain minimum volume commitments. These transactions are eliminated in consolidation but are reflected as intersegment transactions between our Refining & Marketing and Midstream segments. We also have agreements with MPLX and ANDX that establish fees for operational and management services provided between us and MPLX and ANDX and for executive management services and certain general and administrative services provided by us to MPLX and ANDX. These transactions are eliminated in consolidation but are reflected as intersegment transactions between our Corporate and Midstream segments.
Noncontrolling Interest
As a result of equity transactions of MPLX and ANDX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX and ANDX were as follows:

	Six Months Ended June 30,
(In millions)	2019	2018
Increase due to the issuance of MPLX common units and general partner units to MPC	$—	$1,114
Increase due to GP/IDR Exchange	—	1,808
Increase due to the issuance of MPLX & ANDX common units	7	5
Increase in MPC's additional paid-in capital	7	2,927
Tax impact	(2)	(546)
Increase in MPC's additional paid-in capital, net of tax	$5	$2,381

4. ACQUISITIONS
Acquisition of Andeavor
On October 1, 2018, we acquired Andeavor. The total value of consideration transferred was $23.46 billion, consisting of $19.97 billion in equity and $3.49 billion in cash. The cash portion of the purchase price was funded using cash on hand. Our financial results reflect the results of Andeavor from the date of the acquisition.
We accounted for the Andeavor acquisition using the acquisition method of accounting, which requires Andeavor assets and liabilities to be recorded to our balance sheet at fair value as of the acquisition date. We will complete a final determination of the fair value of certain assets and liabilities within the one year measurement period from the date of the acquisition as required by ASC 805. Due to the level of effort required to develop fair value measurements, the valuation studies necessary to determine the fair value of assets acquired and liabilities assumed are preliminary, including the underlying cash flows used to determine the fair value of identified intangible assets and economic obsolescence adjustments to property, plant and equipment. The size and the breadth of the Andeavor acquisition necessitates the use of the one year measurement period to fully analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to, property, plant and equipment, intangible assets, real property, leases, environmental and asset retirement obligations and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values.

During the six months ended June 30, 2019, we recorded adjustments to the preliminary fair value estimates of assets acquired and liabilities assumed as of the acquisition date as noted in the table below.

(In millions)	As originally reported	Adjustments	As adjusted
Cash and cash equivalents	$382	$—	$382
Receivables	2,744	(2)	2,742
Inventories	5,204	(9)	5,195
Other current assets	378	—	378
Equity method investments	865	37	902
Property, plant and equipment, net	16,545	(78)	16,467
Other noncurrent assets(a)	3,086	(1)	3,085
Total assets acquired	29,204	(53)	29,151
Accounts payable	4,003	(4)	3,999
Payroll and benefits payable	348	—	348
Accrued taxes	590	—	590
Debt due within one year	34	—	34
Other current liabilities	392	30	422
Long-term debt	8,875	1	8,876
Deferred income taxes	1,609	16	1,625
Defined benefit postretirement plan obligations	432	—	432
Deferred credit and other liabilities	714	15	729
Noncontrolling interests	5,059	3	5,062
Total liabilities and noncontrolling interest assumed	22,056	61	22,117
Net assets acquired excluding goodwill	7,148	(114)	7,034
Goodwill	16,314	114	16,428
Net assets acquired	$23,462	$—	$23,462

(a)	Includes intangible assets.
The preliminary purchase consideration allocation resulted in the recognition of $16.43 billion in goodwill, of which $893 million is tax deductible due to a carryover basis from Andeavor. Our Refining & Marketing, Midstream and Retail segments recognized $4.82 billion, $7.72 billion and $3.89 billion of preliminary goodwill, respectively. The recognized goodwill represents the value expected to be created by further optimization of crude supply, a nationwide retail and marketing platform, diversification of our refining and midstream footprints and optimization of information systems and business processes.
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the Andeavor acquisition occurred on January 1, 2017. The unaudited pro forma information does not give effect to potential synergies that could result from the transaction and is not necessarily indicative of the results of future operations.

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2018	2018
Sales and other operating revenues	$34,959	$64,338
Net income attributable to MPC	1,452	1,478

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
5. VARIABLE INTEREST ENTITIES
Consolidated VIEs
We control MPLX and ANDX through our ownership of the general partner of both entities. MPLX and ANDX are VIEs because the limited partners do not have substantive kick-out or substantive participating rights over the general partners. We are the primary beneficiary of both MPLX and ANDX because in addition to our significant economic interest, we also have the ability, through our ownership of the general partners, to control the decisions that most significantly impact MPLX and ANDX. We therefore consolidate MPLX and ANDX and record a noncontrolling interest for the interest owned by the public. We also record a redeemable noncontrolling interest related to MPLX’s preferred units.
The creditors of MPLX and ANDX do not have recourse to MPC’s general credit through guarantees or other financial arrangements, except as noted. MPC has effectively guaranteed certain indebtedness of LOOP LLC (“LOOP”) and LOCAP LLC (“LOCAP”), in which MPLX holds an interest. See Note 23 for more information. Western Refining Southwest, Inc., a wholly-owned subsidiary of MPC and unitholder of ANDX, has guaranteed certain outstanding borrowings under the ANDX dropdown credit facility that were made in connection with the August 2018 dropdown transaction.

The assets of MPLX and ANDX can only be used to settle their own obligations and their creditors have no recourse to our assets, except as noted above. The following table presents balance sheet information for the assets and liabilities of MPLX and ANDX, which are included in our balance sheets.

	June 30, 2019		December 31, 2018
(In millions)	MPLX	ANDX(a)	MPLX	ANDX(a)
Assets
Cash and cash equivalents	$7	$25	$68	$10
Receivables, less allowance for doubtful accounts	345	202	425	199
Inventories	77	22	77	22
Other current assets	34	42	45	57
Equity method investments	4,409	605	4,174	602
Property, plant and equipment, net	15,021	6,929	14,639	6,845
Goodwill	2,581	1,052	2,586	1,051
Right of use assets	255	121	—	—
Other noncurrent assets	441	1,234	458	1,242
Liabilities
Accounts payable	$532	$290	$776	$215
Payroll and benefits payable	5	1	2	10
Accrued taxes	57	19	48	23
Debt due within one year	6	503	1	504
Operating lease liabilities	47	12	—	—
Other current liabilities	204	88	177	77
Long-term debt	14,030	4,726	13,392	4,469
Deferred income taxes	11	1	13	1
Long-term operating lease liabilities	209	108	—	—
Deferred credits and other liabilities	303	78	276	68

(a)
The balances reflected here are ANDX’s historical balances as the preliminary purchase accounting adjustments related to ANDX’s assets and liabilities in connection with the Andeavor acquisition and reflected on our consolidated balance sheets as of June 30, 2019 and December 31, 2018 have not yet been pushed down to this subsidiary.

6. RELATED PARTY TRANSACTIONS
Transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Sales to related parties(a)	$186	$199	$372	$371
Purchases from related parties(b)	183	138	387	279

(a)
Sales to related parties, which are included in sales and other operating revenues, consist primarily of sales of refined products to PFJ Southeast, an equity affiliate which owns and operates travel plazas primarily in the Southeast region of the United States.

(b)	Purchases from related parties are included in cost of revenues. We obtain utilities, transportation services and purchase ethanol from certain of our equity affiliates.

7. EARNINGS PER SHARE
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$1,106	$1,055	$1,099	$1,092
Income allocated to participating securities	—	1	1	1
Income available to common stockholders – basic	$1,106	$1,054	$1,098	$1,091
Weighted average common shares outstanding	662	459	667	467
Basic earnings per share	$1.67	$2.30	$1.65	$2.34
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$1,106	$1,055	$1,099	$1,092
Income allocated to participating securities	—	1	1	1
Income available to common stockholders – diluted	$1,106	$1,054	$1,098	$1,091
Weighted average common shares outstanding	662	459	667	467
Effect of dilutive securities	4	5	5	5
Weighted average common shares, including dilutive effect	666	464	672	472
Diluted earnings per share	$1.66	$2.27	$1.63	$2.31

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Shares issuable under stock-based compensation plans	4	1	3	1

8. EQUITY
As of June 30, 2019, we had $3.52 billion of share repurchase authorization remaining under authorizations from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Number of shares repurchased	9	12	23	31
Cash paid for shares repurchased	$500	$885	$1,385	$2,212
Average cost per share	$57.18	$76.30	$60.75	$71.58

As of June 30, 2019, we had agreements to acquire 109,200 common shares for $6 million, which settled in early July 2019.

9. SEGMENT INFORMATION
We have three reportable segments: Refining & Marketing; Retail; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing – refines crude oil and other feedstocks at our 16 refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Retail business segment and to independent entrepreneurs who operate primarily Marathon® branded outlets.

•
Retail – sells transportation fuels and convenience products in the retail market across the United States through company-owned and operated convenience stores, primarily under the Speedway® brand, and long-term fuel supply contracts with direct dealers who operate locations primarily under the ARCO® brand.

•
Midstream – transports, stores, distributes and markets crude oil and refined products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges; gathers, processes and transports natural gas; and gathers, transports, fractionates, stores and markets NGLs. The Midstream segment primarily reflects the results of MPLX and ANDX.

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

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended June 30, 2019
Revenues:
Third party(a)	$23,672	$8,944	$931	$33,547
Intersegment	5,482	2	1,218	6,702
Segment revenues	$29,154	$8,946	$2,149	$40,249
Segment income from operations	$906	$493	$878	$2,277

Supplemental Data
Depreciation and amortization(b)	$411	$130	$318	$859
Capital expenditures and investments(c)	430	120	814	1,364

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended June 30, 2018
Revenues:
Third party(a)	$16,302	$5,265	$750	$22,317
Intersegment	2,871	2	762	3,635
Segment revenues	$19,173	$5,267	$1,512	$25,952
Segment income from operations	$1,025	$159	$617	$1,801

Supplemental Data
Depreciation and amortization(b)	$252	$73	$191	$516
Capital expenditures and investments(c)	196	88	601	885

(In millions)	Refining & Marketing	Retail	Midstream	Total
Six Months Ended June 30, 2019
Revenues:
Third party(a)	$43,606	$16,320	$1,888	$61,814
Intersegment	9,911	4	2,450	12,365
Segment revenues	$53,517	$16,324	$4,338	$74,179
Segment income from operations	$572	$663	$1,786	$3,021

Supplemental Data
Depreciation and amortization(b)	$838	$256	$625	$1,719
Capital expenditures and investments(c)	824	193	1,637	2,654

(In millions)	Refining & Marketing	Retail	Midstream	Total
Six Months Ended June 30, 2018
Revenues:
Third party(a)	$29,884	$9,836	$1,463	$41,183
Intersegment	5,250	3	1,393	6,646
Segment revenues	$35,134	$9,839	$2,856	$47,829
Segment income from operations	$892	$254	$1,184	$2,330

Supplemental Data
Depreciation and amortization(b)	$504	$152	$372	$1,028
Capital expenditures and investments(c)	387	127	1,083	1,597

(a)	Includes related party sales. See Note 6 for additional information.

(b)
Differences between segment totals and MPC consolidated totals represent amounts related to corporate and other unallocated items and are included in items not allocated to segments in the reconciliation below.

(c)	Capital expenditures include changes in capital accruals and investments in affiliates. See reconciliation from segment totals to MPC consolidated total capital expenditures below.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Segment income from operations	$2,277	$1,801	$3,021	$2,330
Items not allocated to segments:
Corporate and other unallocated items(a)	(179)	(81)	(370)	(170)
Capline restructuring gain(b)	—	—	207	—
Transaction-related costs(c)	(34)	(10)	(125)	(10)
Litigation	(22)	—	(22)	—
Impairments	—	1	—	1
Income from operations	2,042	1,711	2,711	2,151
Net interest and other financial costs	322	195	628	378
Income before income taxes	$1,720	$1,516	$2,083	$1,773

(a)
Corporate and other unallocated items consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX and ANDX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Retail segments.

(b)	See Note 13.

(c)	The transaction-related costs recognized in the 2019 year-to-date period include the recognition of an obligation for employee benefits provided to former Andeavor employees.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Segment capital expenditures and investments	$1,364	$885	$2,654	$1,597
Less investments in equity method investees	270	77	595	118
Plus items not allocated to segments:
Corporate	4	17	14	35
Capitalized interest	34	16	65	34
Total capital expenditures(a)	$1,132	$841	$2,138	$1,548

(a)
Capital expenditures include changes in capital accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the six months ended June 30, 2019 and 2018 as reported in the consolidated statements of cash flows.

10. NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Interest income	$(9)	$(25)	$(18)	$(45)
Interest expense	350	229	690	442
Interest capitalized	(35)	(16)	(67)	(34)
Pension and other postretirement non-service costs(a)	3	2	—	2
Loss on extinguishment of debt	—	—	—	4
Other financial costs	13	5	23	9
Net interest and other financial costs	$322	$195	$628	$378

(a)	See Note 21.

11. INCOME TAXES
The combined federal, state and foreign income tax rate was 21 percent and 19 percent for the three months ended June 30, 2019 and 2018, respectively, and 22 percent and 17 percent for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate for the three months ended June 30, 2019 was equal to the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests offset by equity compensation and state and local tax expense. The effective tax rate for the six months ended June 30, 2019 was greater than the U.S. statutory rate of 21 percent primarily due to $36 million of state deferred tax expense recorded as an out of period adjustment, partially offset by permanent tax differences related to net income attributable to noncontrolling interests. The effective tax rate for the three and six months ended June 30, 2018 was less than the U.S. statutory rate primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests and equity compensation offset by state and local tax expense.
During the first quarter of 2019, MPC’s deferred tax liabilities increased $68 million with an offsetting increase to goodwill and the provision for income taxes of $32 million and $36 million, respectively for an out of period adjustment to correct the tax effects recorded in 2018 related to the Andeavor acquisition. The impact of the adjustment was not material to any previous period.
We are continuously undergoing examination of our income tax returns, which have been completed through the 2006 tax year for state returns and the 2008 tax year for our U.S. federal return. As of June 30, 2019, we had $202 million of unrecognized tax benefits.
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
Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 23 for indemnification information.
12. INVENTORIES

(In millions)	June 30, 2019	December 31, 2018
Crude oil and refinery feedstocks	$3,468	$3,655
Refined products	4,601	5,234
Materials and supplies	801	720
Merchandise	218	228
Total	$9,088	$9,837

Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. There were no LIFO inventory liquidations recognized for the six months ended June 30, 2019.
13. EQUITY METHOD INVESTMENTS
During the three months ended March 31, 2019, we executed agreements with Capline Pipeline Company LLC (“Capline LLC”) to contribute our 33 percent undivided interest in Capline pipeline system in exchange for a 33 percent ownership interest in Capline LLC. Concurrent with our execution of these agreements, Capline LLC initiated a binding open season for southbound service from Patoka, IL to St. James, LA or Liberty, MS, with an additional origination point at Cushing, OK. Service from Cushing, OK is part of a joint tariff with Diamond pipeline. Crude oil service is expected to begin in the third quarter of 2020.

In accordance with ASC 810, we derecognized our undivided interest amounting to $143 million of net assets and recognized the Capline LLC ownership interest we received at fair value. We used an income approach to determine the fair value of our ownership interest under a Monte Carlo simulation method. We estimated the fair value of our ownership interest to be $350 million as of January 30, 2019. This is a nonrecurring fair value measurement and is categorized in level 3 of the fair value hierarchy. The Monte Carlo simulation inputs include ranges of tariff rates, operating volumes, operating cost and capital expenditure assumptions. The estimated cash flows were discounted using a Monte Carlo market participant weighted average cost of capital estimate. None of the inputs to the Monte Carlo simulation are individually significant. The excess of the estimated fair value of our ownership interest over the carrying value of the derecognized net assets resulted in a $207 million non-cash net gain recorded as a net gain on disposal of assets in the accompanying consolidated statements of income.
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
14. PROPERTY, PLANT AND EQUIPMENT

(In millions)	June 30, 2019	December 31, 2018
Refining & Marketing	$28,429	$27,590
Retail	6,767	6,637
Midstream	26,472	25,692
Corporate and Other	1,234	1,294
Total	62,902	61,213
Less accumulated depreciation	17,567	16,155
Property, plant and equipment, net	$45,335	$45,058

15. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2019
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$227	$12	$—	$(200)	$39	$68
Liabilities:
Commodity contracts	$193	$12	$—	$(203)	$2	$—
Embedded derivatives in commodity contracts	—	—	65	—	65	—

	December 31, 2018
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$370	$31	$—	$(323)	$78	$2
Liabilities:
Commodity contracts	$255	$37	$—	$(284)	$8	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2019, cash collateral of $3 million was netted with the mark-to-market derivative liabilities. As of December 31, 2018, cash collateral of $52 million was netted with mark-to-market derivative assets and $13 million was netted with mark-to-market derivative liabilities.

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
Level 3 instruments are OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at June 30, 2019 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.46 to $1.14 per gallon and (2) the probability of renewal of 92 percent for the first five-term and 82 percent for the second five-term of the natural gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Beginning balance	$65	$60	$61	$66
Unrealized and realized losses included in net income	1	12	7	9
Settlements of derivative instruments	(1)	(4)	(3)	(7)
Ending balance	$65	$68	$65	$68

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the end of period:	$2	$11	$5	$5

Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our fixed rate long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $27.9 billion and $29.4 billion at June 30, 2019, respectively, and approximately $27.0 billion and $26.5 billion at

December 31, 2018, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of June 30, 2019 and December 31, 2018 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(In millions)	June 30, 2019
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$237	$201
Other current liabilities(a)	2	11
Deferred credits and other liabilities(a)	—	58

(In millions)	December 31, 2018
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$400	$283
Other current liabilities(a)	1	16
Deferred credits and other liabilities(a)	—	54

(a)	Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products and blending products as of June 30, 2019.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	77.3%	44,617	54,420
Refined products	91.4%	20,300	8,703
Blending products	74.1%	1,521	4,416
OTC
Crude oil	—%	400	—
Blending products	4.5%	1,156	1,156

(a)
Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 2,910 long and 2,310 short; Refined products - 1,450 long and 275 short; Blending products - 961 long and 831 short

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2019	2018	2019	2018
Sales and other operating revenues	$3	$(1)	$(17)	$(2)
Cost of revenues	15	(56)	(65)	(83)
Total	$18	$(57)	$(82)	$(85)

17. DEBT
Our outstanding borrowings at June 30, 2019 and December 31, 2018 consisted of the following:

(In millions)	June 30, 2019	December 31, 2018
Marathon Petroleum Corporation	$9,119	$9,114
MPLX LP	14,473	13,856
ANDX LP	5,263	5,010
Total debt	$28,855	$27,980
Unamortized debt issuance costs	(124)	(128)
Unamortized discount	(324)	(328)
Amounts due within one year	(554)	(544)
Total long-term debt due after one year	$27,853	$26,980

Available Capacity under our Facilities

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC 364-day bank revolving credit facility	$1,000	$—	$—	$1,000	—	September 2019
MPC bank revolving credit facility	5,000	—	32	4,968	—	October 2023
MPC trade receivables securitization facility	750	—	—	750	—	July 2019
MPLX bank revolving credit facility	2,250	615	3	1,632	3.80%	July 2022
ANDX revolving & dropdown credit facilities(a)	2,100	1,500	—	600	3.90%	January 2021
	$11,100	$2,115	$35	$8,950

(a)
Western Refining Southwest, Inc., a wholly-owned subsidiary of MPC and unitholder of ANDX, has guaranteed certain outstanding borrowings under the ANDX dropdown credit facility that were made in connection with the August 2018 dropdown transaction.

MPC 364-Day Bank Revolving Credit Facility
On July 26, 2019, we entered into a new $1 billion 364-day revolving credit facility with a syndicate of banks that will, subject to the satisfaction of customary conditions, become effective upon the expiration of our existing $1 billion 364-day revolving credit facility in September 2019. The new 364-day revolving credit facility contains substantially the same terms and conditions as our existing 364-day revolving credit facility and will expire in September 2020.
MPC Trade Receivables Securitization Facility
On July 19, 2019, we amended our $750 million trade receivables securitization facility to extend the maturity date to July 16, 2021.
MPLX Credit Agreement
Upon the completion of the merger of MPLX and ANDX on July 30, 2019, the MPLX bank revolving credit facility was amended and restated to increase the borrowing capacity to $3.5 billion and to extend the maturity date to July 30, 2024. The ANDX revolving and dropdown credit facilities were terminated and all outstanding balances were repaid and funded with the new $3.5 billion bank revolving credit facility.

18. REVENUE
The following table presents our revenues disaggregated by product line.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Refined products	$29,668	$19,489	$54,504	$35,816
Merchandise	1,601	1,286	3,065	2,416
Crude oil and refinery feedstocks	1,669	978	3,036	1,861
Midstream services, transportation and other	609	564	1,209	1,090
Sales and other operating revenues	$33,547	$22,317	$61,814	$41,183

We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of June 30, 2019, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at June 30, 2019 include matching buy/sell receivables of $2.21 billion.
19. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$579	$279
Net income taxes paid to taxing authorities	362	40
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases(a)	380	—
Interest payments under finance lease obligations(a)	15	—
Net cash provided by financing activities included:
Principal payments under finance lease obligations(a)	21	—
Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease obligations(a)	114	—
Right of use assets obtained in exchange for new finance lease obligations(a)	22	—
Contribution of net assets to Capline LLC(b)	143	—
Recognition of Capline LLC equity method investment(b)	350	—

(a)	Disclosure added in 2019 following the adoption of ASC 842.

(b)	See Note 13.

(In millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$1,247	$1,687
Restricted cash(a)	2	38
Cash, cash equivalents and restricted cash	$1,249	$1,725

(a)	The restricted cash balance is included within other current assets on the consolidated balance sheets.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2019	2018
Additions to property, plant and equipment per the consolidated statements of cash flows	$2,419	$1,466
Asset retirement expenditures	—	5
Increase (decrease) in capital accruals	(281)	77
Total capital expenditures	$2,138	$1,548

20. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2017	$(190)	$(48)	$4	$3	$(231)
Other comprehensive income (loss) before reclassifications	2	(1)	(2)	—	(1)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(16)	(2)	—	—	(18)
– actuarial loss(a)	17	—	—	—	17
– settlement loss(a)	2	—	—	—	2
Other	—	—	—	(2)	(2)
Tax effect	(1)	1	—	—	—
Other comprehensive income (loss)	4	(2)	(2)	(2)	(2)
Balance as of June 30, 2018	$(186)	$(50)	$2	$1	$(233)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2018	$(132)	$(23)	$2	$9	$(144)
Other comprehensive income (loss) before reclassifications	(7)	1	—	—	(6)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(23)	—	—	—	(23)
– actuarial loss(a)	11	(1)	—	—	10
– settlement loss(a)	2	—	—	—	2
Other	—	—	—	(2)	(2)
Tax effect	2	—	—	—	2
Other comprehensive loss	(15)	—	—	(2)	(17)
Balance as of June 30, 2019	$(147)	$(23)	$2	$7	$(161)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.

21. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30, 2019
	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$60	$35	$8	$8
Interest cost	27	18	10	8
Expected return on plan assets	(31)	(24)	—	—
Amortization – prior service credit	(12)	(8)	—	(1)
– actuarial loss	7	8	(1)	—
– settlement loss	2	1	—	—
Net periodic benefit cost	$53	$30	$17	$15

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$118	$71	$16	$15
Interest cost	55	36	19	15
Expected return on plan assets	(63)	(50)	—	—
Amortization – prior service credit	(23)	(16)	—	(2)
– actuarial loss	11	17	(1)	—
– settlement loss	2	2	—	—
Net periodic benefit cost	$100	$60	$34	$28

The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the six months ended June 30, 2019, we made a $16 million contribution to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $9 million and $23 million, respectively, during the six months ended June 30, 2019.

22. LEASES
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

Under ASC 842, the components of lease cost were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2019	2019
Finance lease cost:
Amortization of right of use assets	$15	$29
Interest on lease liabilities	9	20
Operating lease cost	198	388
Variable lease cost	29	43
Short-term lease cost	162	314
Total lease cost	$413	$794

Supplemental balance sheet data related to leases were as follows:

(In millions)	June 30, 2019
Operating leases
Assets
Right of use assets	$2,588
Liabilities
Operating lease liabilities	$615
Long-term operating lease liabilities	2,068
Total operating lease liabilities	$2,683
Weighted average remaining lease term (in years)	6.4
Weighted average discount rate	4.12%

Finance leases
Assets
Property, plant and equipment, gross	$786
Accumulated depreciation	243
Property, plant and equipment, net	$543
Liabilities
Debt due within one year	$51
Long-term debt	604
Total finance lease liabilities	$655
Weighted average remaining lease term (in years)	12.8
Weighted average discount rate	6.04%

As of June 30, 2019, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Operating	Finance
2019	$381	$39
2020	650	78
2021	562	70
2022	383	77
2023	273	83
2024 and thereafter	837	600
Gross lease payments	3,086	947
Less: imputed interest	403	292
Total lease liabilities	$2,683	$655

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

Lessor
MPLX has certain natural gas gathering, transportation and processing agreements in which it is considered to be the lessor under several implicit operating lease arrangements in accordance with GAAP. MPLX’s primary implicit lease operations relate to a natural gas gathering agreement in the Marcellus region for which it earns a fixed-fee for providing gathering services to a single producer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. The primary term of the natural gas gathering arrangement expires in 2038 and will continue thereafter on a year-to-year basis until terminated by either party. Other implicit leases relate to a natural gas processing agreement in the Marcellus region and a natural gas processing agreement in the Southern Appalachia region for which MPLX earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. The primary term of these natural gas processing agreements expire during 2023 and 2033.

MPLX did not elect to use the practical expedient to combine lease and non-lease components for lessor arrangements. The tables below represent the portion of the contract allocated to the lease component based on relative standalone selling price. Lessor agreements are currently deemed operating, as we elected the practical expedient to grandfather in historical ASC 840 lease classifications. MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases.
Our revenue from implicit lease arrangements, excluding executory costs, totaled approximately $63 million and $123 million for the three and six months ended June 30, 2019, respectively. The implicit lease arrangements related to the processing facilities contain contingent rental provisions whereby we receive additional fees if the producer customer exceeds the monthly minimum processed volumes. During the three and six months ended June 30, 2019, MPLX did not receive any material contingent lease payments. The following is a schedule of minimum future rentals on the non‑cancellable operating leases as of June 30, 2019:

(In millions)
2019	$90
2020	178
2021	169
2022	166
2023	161
2024 and thereafter	1,264
Total minimum future rentals	$2,028

The following schedule summarizes our investment in assets held for operating lease by major classes as of June 30, 2019:

(In millions)	June 30, 2019
Natural gas gathering and NGL transportation pipelines and facilities	$1,039
Natural gas processing facilities	633
Terminal and related assets	111
Land, building, office equipment and other	44
Property, plant and equipment	1,827
Less accumulated depreciation	284
Property, plant and equipment, net	$1,543

23. COMMITMENTS AND CONTINGENCIES
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
At June 30, 2019 and December 31, 2018, accrued liabilities for remediation totaled $449 million and $455 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $35 million and $35 million at June 30, 2019 and December 31, 2018, respectively.
Governmental and other entities in California, New York, Maryland and Rhode Island have filed lawsuits against coal, gas, oil and petroleum companies, including the Company. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions. At this early stage, the ultimate outcome of these matters remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.
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
In May 2007, the Kentucky attorney general filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleged that we overcharged customers by $89 million during September and October 2005. The complaint sought disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. In May 2011, the Kentucky attorney general amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky governor on April 26, 2011 and which have since expired. The court denied the attorney general’s request for immediate injunctive relief. In July 2019, MPC and the attorney general reached a settlement to resolve this litigation. This resolution will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Guarantees related to indebtedness of equity method investees—MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of June 30, 2019.
In connection with our 25 percent interest in Gray Oak Pipeline, LLC (“Gray Oak Pipeline”), we have entered into an Equity Contribution Agreement obligating us to make certain equity contributions to Gray Oak Pipeline to support its obligations under a construction loan facility. Gray Oak Pipeline is constructing the Gray Oak oil pipeline, a crude oil transportation system from West Texas and the Eagle Ford formation to destinations in the Ingleside, Corpus Christi and Sweeney, Texas markets. Gray Oak Pipeline has entered into the construction loan facility with a syndicate of banks to finance a portion of the construction costs of the pipeline project.
The Equity Contribution Agreement requires us to contribute our pro rata share of any amounts necessary to allow Gary Oak Pipeline to cure any payment defaults under the construction loan facility or to repay all amounts outstanding under the facility, including principal, accrued interest, fees and expenses, in certain circumstances, including the abandonment of the Gray Oak pipeline project prior to completion or the failure of Gray Oak Pipeline to repay or refinance the construction loan facility prior to its scheduled maturity date of June 3, 2022. Gray Oak may borrow up to $1.43 billion under the construction loan facility (after giving effect to the exercise of all options to increase its borrowing capacity). As of June 30, 2019, our maximum potential undiscounted payments under the Equity Contribution Agreement for the debt principal totaled $138 million.
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

As of June 30, 2019, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement was approximately $230 million.
In connection with our 50 percent indirect interest in Crowley Ocean Partners LLC, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of June 30, 2019, our maximum potential undiscounted payments under this agreement for debt principal totaled $125 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of June 30, 2019, our maximum potential undiscounted payments under this arrangement was $125 million.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $1 million as of June 30, 2019, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $123 million as of June 30, 2019, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values. See Note 5 for information regarding our guarantee of certain borrowings under the ANDX dropdown credit facility.
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
Contractual Commitments and Contingencies
At June 30, 2019, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.15 billion.
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

•
the transaction between MPLX LP and Andeavor Logistics LP, including the risk that anticipated opportunities and any other synergies from or anticipated benefits of the transaction may not be fully realized or may take longer to realize than expected, including whether the transaction will be accretive within the expected timeframe or at all, or disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers;

•	the ability to complete any divestitures on commercially reasonable terms and/or within the expected timeframe;

•	future levels of revenues, refining and marketing margins, operating costs, retail gasoline and distillate margins, merchandise margins, income from operations, net income or earnings per share;

•	the regional, national and worldwide availability and pricing of refined products, crude oil, natural gas, NGLs and other feedstocks;

•	consumer demand for refined products;

•	our ability to manage disruptions in credit markets or changes to our credit rating;

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the reliability of processing units and other equipment;

•	business strategies, growth opportunities and expected investments;

•	share repurchase authorizations, including the timing and amounts of any common stock repurchases;

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

•	completion of pipeline projects within the United States;

•	changes in fuel and utility costs for our facilities;

•	failure to realize the benefits projected for capital projects, or cost overruns associated with such projects;

•	modifications to MPLX earnings and distribution growth objectives;

•	the ability to successfully implement growth opportunities, including strategic initiatives and actions;

•	risks and uncertainties associated with intangible assets, including any future goodwill or intangible assets impairment charges;

•	the ability to realize the strategic benefits of joint venture opportunities;

•	accidents or other unscheduled shutdowns affecting our refineries, machinery, pipelines, processing, fractionation and treating facilities or equipment, or those of our suppliers or customers;

•	unusual weather conditions and natural disasters, which can unforeseeably affect the price or availability of crude oil and other feedstocks and refined products;

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
CORPORATE OVERVIEW
We are a leading, integrated, downstream energy company. We own and operate the nation’s largest refining system with more than 3 million barrels per calendar day of crude oil capacity across 16 refineries, located in the Gulf Coast, Mid-Continent and West Coast regions of the United States. Our refineries supply refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to consumers through our Retail business segment and to independent entrepreneurs who operate branded outlets. We believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers in the United States.
We have three strong brands: Marathon®, Speedway® and ARCO®. Approximately 7,000 branded outlets, primarily carrying the Marathon brand name, are operated by independent entrepreneurs in 35 states, the District of Columbia and Mexico. We believe our Retail segment operates the second largest chain of company-owned and operated retail transportation fuel and convenience stores in the United States, with approximately 3,910 convenience stores. Our Retail segment also sells transportation fuel to consumers through approximately 1,060 direct dealer locations. Our company-owned and operated locations primarily carry the Speedway® brand name and the direct dealer locations carry primarily the ARCO® brand name.

We are one of the largest midstream operators in North America. We primarily conduct our midstream operations through our ownership interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. On July 30, 2019, MPLX acquired ANDX, as discussed below, to create a leading, large-scale diversified midstream company. As of June 30, 2019, we owned, leased or had ownership interests in approximately 16,600 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream gathering and processing network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing.
At June 30, 2019, our operations consisted of three reportable segments: Refining & Marketing; Retail; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing – refines crude oil and other feedstocks at our 16 refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Retail business segment and to independent entrepreneurs who operate primarily Marathon® branded outlets.

•
Retail – sells transportation fuels and convenience products in the retail market across the United States through company-owned and operated convenience stores, primarily under the Speedway® brand, and long-term fuel supply contracts with direct dealers who operate locations primarily under the ARCO® brand.

•
Midstream – transports, stores, distributes and markets crude oil and refined products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges; gathers, processes and transports natural gas; and gathers, transports, fractionates, stores and markets NGLs. The Midstream segment primarily reflects the results of MPLX and ANDX.

Recent Developments
As described in Notes 4 and 5 to the unaudited consolidated financial statements, we have consolidated ANDX since October 1, 2018 in accordance with ASC 810 and previously recorded ANDX’s assets and liabilities to our balance sheet at preliminary fair values as of the Andeavor acquisition date of October 1, 2018.
On July 30, 2019, MPLX completed its acquisition of ANDX. At the effective time of the ANDX acquisition, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by MPC were converted into the right to receive 1.0328 MPLX common units. ANDX common unitholders will not receive any future distributions from ANDX but instead will receive a second quarter 2019 distribution as and when declared by the Board of Directors of MPLX with respect to the MPLX common units issued in connection with the acquisition. Additionally, the ANDX Series A Preferred unitholders will not receive any future distributions from ANDX, but instead will receive the semi-annual distributions payable August 15, 2019 on MPLX Series B Preferred units issued in connection with the acquisition. As of July 30, 2019, MPC will account for this transaction as a common control transaction, as defined by ASC 805, which will result in adjustments to our noncontrolling interest and additional paid-in capital balances.

The transaction simplifies MPLX and ANDX into a single listed entity to create a leading, large-scale, diversified midstream company anchored by fee-based cash flows. The combined entity will have an expanded geographic footprint that is expected to enhance its long-term growth opportunities and the sustainable cash flow profile of the business.
On August 1, 2019, we highlighted our continued focus on portfolio optimization, which could include asset divestitures. Proceeds from any divestitures would be used for general purposes, such as investments in high-return projects as well as debt reduction.
EXECUTIVE SUMMARY
Results
Select results are reflected in the following table. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Income from operations by segment
Refining & Marketing	$906	$1,025	$572	$892
Retail	493	159	663	254
Midstream	878	617	1,786	1,184
Items not allocated to segments	(235)	(90)	(310)	(179)
Income from operations	$2,042	$1,711	$2,711	$2,151
Net income attributable to MPC	$1,106	$1,055	$1,099	$1,092
Net income attributable to MPC per diluted share	$1.66	$2.27	$1.63	$2.31
Net income attributable to MPC was $1.11 billion, or $1.66 per diluted share, in the second quarter of 2019 compared to $1.06 billion, or $2.27 per diluted share, for the second quarter of 2018. Net income attributable to MPC was $1.10 billion, or $1.63 per diluted share, in the first six months of 2019 compared to $1.09 billion, or $2.31 per diluted share, for the first six months of 2018. In both periods of 2019, increased income from operations was partially offset by increased net interest and other financial costs, provision for income taxes and net income attributable to noncontrolling interests.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the second quarter of 2019 as compared to the second quarter of 2018 and the first six months of 2019 as compared to the first six months of 2018.
Andeavor Acquisition
On October 1, 2018, we completed the Andeavor acquisition. Andeavor stockholders received in the aggregate approximately 239.8 million shares of MPC common stock valued at $19.8 billion and approximately $3.5 billion in cash in connection with the Andeavor acquisition.
Andeavor was a highly integrated marketing, logistics and refining company operating primarily in the Western and Mid-Continent United States. Andeavor’s operations included procuring crude oil from its source or from other third parties, transporting the crude oil to one of its 10 refineries, and producing, marketing and distributing refined products. Its marketing system included more than 3,300 stations marketed under multiple well-known fuel brands including ARCO®. Also, we acquired the general partner and 156 million common units of ANDX, which was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of our refining and marketing operations and are used to gather crude oil, natural gas, and water, process natural gas and distribute, transport and store crude oil and refined products.
This transaction combined two strong, complementary companies to create a leading nationwide U.S. downstream energy company. The acquisition substantially increased our geographic diversification and scale and strengthened each of our operating segments by diversifying our refining portfolio into attractive markets and increasing access to advantaged feedstocks, enhancing our midstream footprint in the Permian Basin, and creating a nationwide retail and marketing portfolio all of which is expected to substantially improve efficiencies and our ability to serve customers. We expect the combination to generate up to approximately $1.4 billion in gross run-rate synergies within the first three years, significantly enhancing our long-term cash flow generation profile.

MPLX and ANDX
We owned approximately 505 million MPLX common units at June 30, 2019 with a market value of $16.25 billion based on the June 28, 2019 closing price of $32.19 per common unit. On July 22, 2019, MPLX declared a quarterly cash distribution of $0.6675 per common unit payable on August 14, 2019. As a result, MPLX will make distributions totaling $692 million to its common unitholders, which includes $94 million to former ANDX common unitholders. MPC’s portion of these distributions is approximately $431 million.
We owned approximately 156 million ANDX common units at June 30, 2019 with a market value of $5.67 billion based on the June 28, 2019 closing price of $36.33 per common unit. Subsequent to MPLX’s acquisition of ANDX, as previously discussed, ANDX common unitholders will not receive any future distributions from ANDX but instead will receive a second quarter 2019 distribution noted above with respect to the MPLX common units issued in connection with the merger. Additionally, the ANDX Series A Preferred unitholders will not receive any future distributions from ANDX, but instead will receive the semi-annual distribution payable August 15, 2019 on MPLX Series B Preferred units issued in connection with the merger.
The following table summarizes the MPLX distributions we received in the six months ended June 30, 2019 and 2018 and ANDX distributions we received in the six months ended June 30, 2019.

	Six Months Ended June 30,
(In millions)	2019	2018
Cash distributions received:
Limited partner distributions - MPLX	$659	$459
Limited partner distributions - ANDX	294	—
Total	$953	$459
See Note 3 to the unaudited consolidated financial statements for additional information on MPLX and ANDX.
Share Repurchases
During the six months ended June 30, 2019, we returned $1.39 billion to our shareholders through repurchases of approximately 23 million shares of common stock at an average price per share of $60.75.
Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $14.48 billion of our common stock, leaving $3.52 billion available for repurchases as of June 30, 2019. See Note 8 to the unaudited consolidated financial statements.
Liquidity
As of June 30, 2019, we had cash and cash equivalents of approximately $1.22 billion, excluding MPLX and ANDX cash and cash equivalents of $7 million and $25 million, respectively, no borrowings and $32 million in letters of credit outstanding under our $6.0 billion bank revolving credit facilities and no borrowings outstanding under our $750 million trade receivables facility, resulting in cash and available liquidity of $7.93 billion. As of June 30, 2019, MPLX had approximately $1.63 billion available through its bank revolving credit agreement and $956 million available through its intercompany credit facility with MPC. As of June 30, 2019, ANDX had approximately $600 million available through its bank revolving credit agreements and $500 million available through its intercompany credit facility with MPC.
Upon the completion of the merger of MPLX and ANDX on July 30, 2019, the MPLX bank revolving credit facility was amended and restated to increase the borrowing capacity to $3.5 billion and to extend the maturity date to July 30, 2024. The ANDX revolving and dropdown credit facilities were terminated and all outstanding balances were repaid and funded with the new $3.5 billion bank revolving credit facility.

On July 31, 2019, in connection with the closing of the ANDX merger, we amended and restated the existing intercompany loan agreement with MPLX to, among other things, increase MPLX’s borrowing capacity thereunder from $1.0 billion to $1.5 billion in loans at any one time outstanding and to extend the term of the intercompany loan agreement to July 31, 2024.
On July 26, 2019, we entered into a new $1 billion 364-day revolving credit facility with a syndicate of banks that will, subject to the satisfaction of customary conditions, become effective upon the expiration of our existing $1 billion 364-day revolving facility in September 2019. The new 364-day revolving credit facility contains substantially the same terms and conditions as our existing 364-day revolving credit facility and will expire in September 2020.

On July 19, 2019, we amended our $750 million trade receivables securitization facility to extend the maturity date to July 16, 2021.
OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment income from operations depends largely on our Refining & Marketing margin and refinery throughputs.
Our Refining & Marketing margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries and the costs of products purchased for resale. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same relationship as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Gulf Coast, Mid-Continent and West Coast 3-2-1 crack spreads that we believe most closely track our operations and slate of products. The following are used for these crack-spread calculations:

•	The Gulf Coast crack spread uses three barrels of LLS crude producing two barrels of USGC CBOB gasoline and one barrel of USGC ULSD;

•	The Mid-Continent crack spread uses three barrels of WTI crude producing two barrels of Chicago CBOB gasoline and one barrel of Chicago ULSD; and

•	The West Coast crack spread uses three barrels of ANS crude producing two barrels of LA CARBOB and one barrel of LA CARB Diesel.
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

(a)
Crack spread based on 38 percent LLS, 38 percent WTI and 24 percent ANS with Gulf Coast, Mid-Continent and West Coast product pricing, respectively, and assumes all other differentials and pricing relationships remain unchanged.

(b)	Sour crude oil basket consists of the following crudes: ANS, Argus Sour Crude Index, Maya and Western Canadian Select

(c)	Sweet crude oil basket consists of the following crudes: Bakken, Brent, LLS, WTI-Cushing and WTI-Midland

(d)	This is consumption based exposure for our Refining & Marketing segment and does not include the effects to our Midstream segment.
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
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2019	2018	Variance	2019	2018	Variance
Revenues and other income:
Sales and other operating revenues	$33,547	$22,317	$11,230	$61,814	$41,183	$20,631
Income from equity method investments	107	80	27	206	166	40
Net gain on disposal of assets	4	3	1	218	5	213
Other income	30	45	(15)	65	75	(10)
Total revenues and other income	33,688	22,445	11,243	62,303	41,429	20,874
Costs and expenses:
Cost of revenues (excludes items below)	29,682	19,655	10,027	55,642	37,166	18,476
Depreciation and amortization	886	533	353	1,805	1,061	744
Selling, general and administrative expenses	904	424	480	1,785	826	959
Other taxes	174	122	52	360	225	135
Total costs and expenses	31,646	20,734	10,912	59,592	39,278	20,314
Income from operations	2,042	1,711	331	2,711	2,151	560
Net interest and other financial costs	322	195	127	628	378	250
Income before income taxes	1,720	1,516	204	2,083	1,773	310
Provision for income taxes	353	281	72	457	303	154
Net income	1,367	1,235	132	1,626	1,470	156
Less net income attributable to:
Redeemable noncontrolling interest	21	20	1	41	36	5
Noncontrolling interests	240	160	80	486	342	144
Net income attributable to MPC	$1,106	$1,055	$51	$1,099	$1,092	$7
Second Quarter 2019 Compared to Second Quarter 2018
Net income attributable to MPC increased $51 million in the second quarter of 2019 compared to the second quarter of 2018 primarily due to an increase in income from operations, partially offset by increases in net interest and other financial costs, net income attributable to noncontrolling interests and provision for income taxes.
Revenues and other income increased $11.24 billion. Sales and other operating revenues increased $11.23 billion primarily due to increased Refining & Marketing segment refined product sales volumes, which increased 1,422 mbpd, largely due to the Andeavor acquisition on October 1, 2018.
Costs and expenses increased $10.91 billion primarily due to:

•	increased cost of revenues of $10.03 billion mainly due to the inclusion of costs related to the Andeavor operations following the acquisition;

•	increased depreciation and amortization of $353 million primarily due to the depreciation of the fair value of assets acquired in connection with the Andeavor acquisition;

•
increased selling, general and administrative expenses of $480 million largely due to the inclusion of costs related to Andeavor operations and reflecting MPC’s classification of costs and expenses; and

•	increased other taxes of $52 million primarily due to the inclusion of other taxes related to the acquired Andeavor operations.
Net interest and other financial costs increased $127 million mainly due to debt assumed in the acquisition of Andeavor and increased MPLX borrowings.
Provision for income taxes increased $72 million primarily due to increased income before income taxes of $204 million. The combined federal, state and foreign income tax rate was 21 percent and 19 percent for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate for the three months ended June 30, 2019 was equal to the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests offset by equity compensation and state and local tax expense. The effective tax rate for the three months ended June 30, 2018 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests and equity compensation offset by state and local tax expense.
Net income attributable to noncontrolling interests increased $80 million primarily due to net income attributable to noncontrolling interest in ANDX.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net income attributable to MPC increased $7 million in the first six months of 2019 compared to the first six months of 2018 primarily due to an increase in income from operations, partially offset by increases in net interest and other financial costs, provision for income taxes and net income attributable to noncontrolling interests.
Revenues and other income increased $20.87 billion primarily due to:

•
increased sales and other operating revenues of $20.63 billion primarily due to increased Refining & Marketing segment refined product sales volumes, which increased 1,415 mbpd, largely due to the Andeavor acquisition on October 1, 2018; and

•
increased net gain on disposal of assets of $213 million mainly due to a $207 million gain recognized in connection with MPC’s exchange of its undivided interest in the Capline pipeline system for an equity ownership in Capline LLC.

Costs and expenses increased $20.31 billion primarily due to:

•	increased cost of revenues of $18.48 billion primarily due to the inclusion of costs related to the Andeavor operations following the acquisition;

•	increased depreciation and amortization of $744 million largely due to the depreciation of the fair value of assets acquired in connection with the Andeavor acquisition;

•
increased selling, general and administrative expenses of $959 million mainly due to the inclusion of costs related to Andeavor operations and reflecting MPC’s classification of costs and expenses; and

•	increased other taxes of $135 million primarily due to the inclusion of other taxes related to the acquired Andeavor operations.
Net interest and other financial costs increased $250 million largely due to debt assumed in the acquisition of Andeavor and increased MPLX borrowings.
Provision for income taxes increased $154 million primarily due to increased income before income taxes of $310 million and $36 million of state deferred tax expense recorded as an out of period adjustment related to the Andeavor acquisition. The combined federal, state and foreign income tax rate was 22 percent and 17 percent for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate for the six months ended June 30, 2019 was greater than the U.S. statutory rate of 21 percent primarily due to $36 million of state deferred tax expense recorded as an out of period adjustment, partially offset by permanent tax differences related to net income attributable to noncontrolling interests. The effective tax rate for the six months ended June 30, 2018 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests and equity compensation offset by state and local tax expense.
Net income attributable to noncontrolling interests increased $144 million primarily due to net income attributable to noncontrolling interest in ANDX.

Segment Results

Our segment income from operations was approximately $3.02 billion and $2.33 billion for the six months ended June 30, 2019 and 2018, respectively. The following shows the percentage of segment income from operations by segment for these periods.

Refining & Marketing
The following includes key financial and operating data for the second quarter of 2019 compared to the second quarter of 2018 and the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.
We revised our Refining & Marketing segment supplemental reporting in the second quarter as shown in the table on page 42. Costs formerly included in MPC’s direct operating costs category are now presented in three categories: refining operating costs, refining planned turnaround costs and depreciation and amortization. We also present distribution costs, formerly referred to as other operating expenses, which are primarily related to transportation and marketing of refined products, including fees paid to MPLX and ANDX.

(a)	Includes intersegment sales and sales destined for export.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Refining & Marketing Operating Statistics
Total refinery throughputs (mbpd)	3,135	2,038	3,109	1,972
Refining & Marketing margin per barrel(a)(b)	$15.24	$15.40	$13.23	$13.08
Less:
Refining operating costs per barrel(c)	5.35	4.19	5.47	4.72
Distribution costs per barrel(d)	4.48	4.17	4.56	3.93
Other per barrel(e)	(0.04)	(0.18)	(0.06)	(0.14)
Refining planned turnaround costs per barrel	0.83	0.33	0.75	0.66
Depreciation and amortization per barrel	1.44	1.36	1.49	1.41
Refining & Marketing segment income per barrel	$3.18	$5.53	$1.02	$2.50

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

(c)	Includes refining major maintenance and operating costs. Excludes turnaround and depreciation and amortization expense.

(d)
Includes fees paid to MPLX and ANDX. On a per barrel throughput basis, these fees were $2.80 and $3.21 for the three months ended June 30, 2019 and 2018, respectively, and $2.81 and $3.01 for the six months ended June 30, 2019 and 2018, respectively. Excludes depreciation and amortization expense.

(e)	Includes income from equity method investments, net gain on disposal of assets and other income.

The following table presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. Following the acquisition of Andeavor in October 2018, we expanded the benchmark prices included in these tables to include market information for the West Coast region of the United States, including LA CARBOB and LA CARB diesel spot prices, ANS crude prices and a West Coast ANS 3-2-1 crack spread. However, since the results of the Andeavor businesses are only included in our results from October 1, 2018 forward, these market indicators did not affect our results for the second quarter and first six months of 2018. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended June 30,		Six Months Ended June 30,
Benchmark Spot Prices (dollars per gallon)	2019	2018	2019	2018
Chicago CBOB unleaded regular gasoline	$1.94	$2.02	$1.73	$1.88
Chicago ULSD	1.94	2.12	1.89	2.03
USGC CBOB unleaded regular gasoline	1.79	1.96	1.66	1.87
USGC ULSD	1.94	2.11	1.91	2.02
LA CARBOB	2.18	2.21	2.00	2.10
LA CARB diesel	2.13	2.21	2.02	2.11

Market Indicators (dollars per barrel)
LLS	$67.15	$73.03	$64.79	$69.51
WTI	59.91	67.91	57.45	65.46
ANS	68.28	74.14	66.41	70.65
Crack Spreads:
Mid-Continent WTI 3-2-1	$20.43	$16.58	$16.15	13.35
USGC LLS 3-2-1	8.98	9.69	7.14	8.81
West Coast ANS 3-2-1	21.78	17.03	16.93	15.45
Blended 3-2-1(a)	16.41	14.07	12.91	10.63
Crude Oil Differentials:
Sweet	$(2.62)	$(3.27)	$(2.95)	$(1.90)
Sour	(2.04)	(7.86)	(2.58)	(6.87)

(a)
Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 38/38/24 percent in 2019 and Blended 3-2-1 Mid-Continent/USGC crack spread is 40/60 percent in 2018, which reflects MPC’s capacity prior to the Andeavor acquisition. These blends are based on our refining capacity by region in each period.

Second Quarter 2019 Compared to Second Quarter 2018
Refining & Marketing segment revenues increased $9.98 billion primarily due to higher refined product sales volumes, which increased 1,422 mbpd mainly due to the Andeavor acquisition on October 1, 2018, partially offset by decreased average refined product sales prices of $0.07 per gallon.
Refinery crude oil capacity utilization was 97 percent during the second quarter of 2019 and total refinery throughputs increased 1,097 mbpd primarily due to the refineries acquired from Andeavor.
Refining & Marketing segment income from operations decreased $119 million primarily driven by higher Refining & Marketing margin, which was more than offset by higher operating, distribution and planned turnaround costs as well as higher depreciation and amortization. The increases in Refining & Marketing margin and costs and expenses were primarily due to increased sales and production volumes following the Andeavor acquisition.
Refining & Marketing margin was $15.24 per barrel for the second quarter of 2019 compared to $15.40 per barrel for the second quarter of 2018. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $2.1 billion on Refining & Marketing margin for the second quarter of 2019 compared to the second quarter of 2018, primarily due to an approximate $2.0 billion benefit from increased throughput volume, mainly attributed to the Andeavor acquisition, partially offset by narrower crude oil differentials. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields and other feedstock variances. These factors had an estimated negative effect of $600 million on Refining & Marketing segment income in the second quarter of 2019 compared to the second quarter of 2018.
Refining operating costs, excluding depreciation and amortization, increased $1.16 per barrel, refining planned turnaround costs increased $0.50 per barrel and distribution costs, excluding depreciation and amortization, increased $0.31 per barrel. All of these increases were primarily due to the inclusion of costs for the refining operations acquired from Andeavor and the timing of turnaround activity. The per barrel cost increases, among other items, reflect the addition of Andeavor’s West Coast refineries, which generally have higher operating costs than the other regions in which we operate due to specific geographical location and regulatory factors. Distribution costs, excluding depreciation and amortization, include fees paid to MPLX and ANDX of $798 million and $596 million for the second quarter of 2019 and 2018, respectively. Depreciation and amortization per barrel increased by $0.08, primarily due to the $0.07 increase for intangible asset amortization related to the fair value of assets acquired from Andeavor as of October 1, 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Refining & Marketing segment revenues increased $18.38 billion primarily due to higher refined product sales volumes, which increased 1,415 mbpd mainly due to the Andeavor acquisition on October 1, 2018, partially offset by decreased average refined product sales prices of $0.07 per gallon.
Refinery crude oil capacity utilization was 96 percent in the first six months of 2019 and total refinery throughputs increased 1,137 mbpd primarily due to the refineries acquired from Andeavor.
Refining & Marketing segment income from operations decreased $320 million primarily driven by higher Refining & Marketing margin, more than offset by higher operating, distribution, planned turnaround and depreciation costs. The increases in Refining & Marketing margin and operating, distribution, planned turnaround and depreciation costs are primarily due to increased sales and production volumes following the Andeavor acquisition.
Refining & Marketing margin was $13.23 per barrel for the first six months 2019 compared to $13.08 per barrel for the first six months of 2018. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $3.5 billion on Refining & Marketing margin for the first six months of 2019 compared to the first six months of 2018, primarily due to an approximate $3.2 billion benefit from increased throughput volume, mainly attributed to the Andeavor acquisition, and wider sweet crude oil differentials, partially offset by narrowing sour crude oil differentials. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields and other feedstock variances. These factors had an estimated negative effect of approximately $700 million on Refining & Marketing segment income in the first six months of 2019 compared to the first six months of 2018.
Refining operating costs, excluding depreciation and amortization, increased $0.75 per barrel, refining planned turnaround costs increased $0.09 per barrel and distribution costs, excluding depreciation and amortization, increased $0.63 per barrel. All of these increases were primarily due to the inclusion of costs for the refining operations acquired from Andeavor and the timing of turnaround activity. The per barrel cost increases, among other items, reflect the addition of Andeavor’s West Coast refineries, which generally have higher operating costs than the other regions in which we operate due to specific geographical location and regulatory factors. Distribution costs, excluding depreciation and amortization, include fees paid to MPLX and ANDX of $1.58 billion and $1.07 billion for the first six months ended of 2019 and 2018, respectively. The first six months of 2019 also increased due to one additional month of fixed fee services provided by MPLX due to timing of dropdown transactions in 2018. Depreciation and amortization per barrel increased by $0.08, primarily due to the $0.07 increase for intangible asset amortization related to the fair value of assets acquired from Andeavor as of October 1, 2018.

Supplemental Refining & Marketing Statistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Refining & Marketing Operating Statistics
Refined product export sales volumes (mbpd)(a)	408	311	420	292
Crude oil capacity utilization percent(b)	97	100	96	96
Refinery throughputs (mbpd):(c)
Crude oil refined	2,937	1,878	2,902	1,812
Other charge and blendstocks	198	160	207	160
Total	3,135	2,038	3,109	1,972
Sour crude oil throughput percent	47	55	49	53
Sweet crude oil throughput percent	53	45	51	47
Refined product yields (mbpd):(c)
Gasoline	1,528	970	1,531	943
Distillates	1,080	691	1,086	651
Propane	57	40	55	35
Feedstocks and petrochemicals	370	278	350	283
Heavy fuel oil	51	27	48	31
Asphalt	83	72	81	65
Total	3,169	2,078	3,151	2,008

(a)	Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

(b)	Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.

(c)
Excludes inter-refinery volumes which totaled 102 mbpd and 64 mbpd for the three months ended June 30, 2019 and 2018, respectively, and 88 mbpd and 53 mbpd for the six months ended June 30, 2019 and 2018, respectively.

Retail
The following includes key financial and operating data for the second quarter of 2019 compared to the second quarter of 2018 and the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.

(a)
The price paid by consumers or direct dealers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable), divided by gasoline and distillate sales volume. Excludes LCM inventory valuation adjustments.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
Key Financial and Operating Data	2019	2018	2019	2018
Average fuel sales prices (dollars per gallon)	$2.67	$2.79	$2.62	$2.66
Merchandise sales (in millions)	$1,620	$1,285	$3,033	$2,414
Merchandise margin (in millions)(a)(b)	$471	$366	$878	$685
Same store gasoline sales volume (period over period)(c)	(2.4%)	(2.6%)	(2.8)%	(2.1)%
Same store merchandise sales (period over period)(c)(d)	6.3%	2.9%	5.9%	2.6%
Convenience stores at period-end	3,913	2,744
Direct dealer locations at period-end	1,062	—

(a)	The price paid by the consumers less the cost of merchandise.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

(c)	Same store comparison includes only locations owned at least 13 months.

(d)	Excludes cigarettes.
Second Quarter 2019 Compared to Second Quarter 2018
Retail segment revenues increased $3.68 billion primarily due to increased fuel and merchandise sales resulting from the Andeavor acquisition on October 1, 2018. The Andeavor acquisition added approximately 1,100 company-owned and operated locations along with long-term supply contracts for approximately 1,060 direct dealer locations. Increased fuel sales volumes of 1.15 billion gallons, almost all of which was related to the acquisition, were partially offset by decreased average fuel sales prices of $0.12 per gallon. Merchandise sales increased $335 million resulting from the contributions of the acquired businesses.
Retail segment income from operations increased $334 million largely related to the addition of the legacy Andeavor retail operations as well as a $59 million year-over-year increase in MPC's legacy Speedway segment earnings driven by higher fuel margins and merchandise sales. These increases were partially offset by increases in operating expenses and depreciation primarily resulting from the locations acquired from Andeavor. The Retail fuel margin increased to 26.66 cents per gallon in the second quarter of 2019 compared with 16.45 cents per gallon in the second quarter of 2018 and the merchandise margin increased $105 million.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Retail segment revenues increased $6.49 billion primarily due increased fuel and merchandise sales resulting from the Andeavor acquisition on October 1, 2018. Fuel sales volumes increased 2.26 billion gallons, almost all of which was related to the acquisition, and average fuel sales prices decreased $0.04 per gallon. Merchandise sales increased $619 million resulting from the contributions of the acquired businesses.
Retail segment income from operations increased $409 million primarily due to higher light product and merchandise margins largely related to the addition of the legacy Andeavor retail operations as well as an $83 million year-over-year increase in MPC's legacy Speedway segment earnings. These increases were partially offset by increases in operating expenses and depreciation primarily resulting from the locations acquired from Andeavor. The Retail fuel margin increased to 22.00 cents per gallon in the first six months of 2019 compared with 16.04 cents per gallon in the first six months of 2018 and the merchandise margin increased $193 million.
Midstream
The following includes key financial and operating data for the second quarter of 2019 compared to the second quarter of 2018 and the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.

(a)	On owned common-carrier pipelines, excluding equity method investments.

(b)	Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended June 30,		Six Months Ended June 30,
Benchmark Prices	2019	2018	2019	2018
Natural Gas NYMEX HH ($ per MMBtu)	$2.51	$2.83	$2.69	$2.84
C2 + NGL Pricing ($ per gallon)(a)	$0.52	$0.78	$0.57	$0.76

(a)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

Second Quarter 2019 Compared to Second Quarter 2018
Midstream segment revenue increased $637 million primarily due to the inclusion of ANDX revenues subsequent to the Andeavor acquisition on October 1, 2018.
Midstream segment income from operations increased $261 million largely due to contributions of $223 million from ANDX and a $38 million increase in Midstream segment results driven primarily by growth across MPLX’s businesses.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
On February 1, 2018, we completed the dropdown of refining logistics assets and fuels distribution services to MPLX, which is reported in our Midstream segment. These new businesses were reported in the Midstream segment prospectively from February 1, 2018.
Midstream segment revenue increased $1.48 billion primarily due to the inclusion of ANDX revenues subsequent to the Andeavor acquisition on October 1, 2018. In addition, the first six months of 2019 reflects an extra month of fees charged for fuels distribution and refining logistics services provided to Refining & Marketing following the February 1, 2018 dropdown to MPLX.
Midstream segment income from operations increased $602 million largely due to contributions of $443 million from ANDX and a $159 million increase in Midstream segment results driven primarily by growth across MPLX’s businesses.

Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Items not allocated to segments:
Corporate and other unallocated items(a)	$(179)	$(81)	(370)	(170)
Capline restructuring gain	—	—	207	—
Transaction-related costs	(34)	(10)	(125)	(10)
Litigation	(22)	—	(22)	—
Impairments	—	1	—	1

(a)
Corporate and other unallocated items consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX and ANDX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Retail segments.

Second Quarter 2019 Compared to Second Quarter 2018
Corporate and other unallocated items increased $98 million largely due the inclusion of costs and expenses related to Andeavor operations.
Other unallocated items include transaction-related costs of $34 million associated with the Andeavor acquisition including employee retention, severance and other costs and a litigation reserve adjustment of $22 million.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Corporate and other unallocated items increased $200 million largely due to the inclusion of costs and expenses related to Andeavor operations.
Other unallocated items include a $207 million gain resulting from the agreements executed with Capline LLC to contribute our 33 percent undivided interest in the Capline pipeline system in exchange for a 33 percent ownership interest in Capline LLC. Other unallocated items also include transaction-related costs of $125 million associated with the Andeavor acquisition and a litigation reserve adjustment of $22 million. The transaction-related costs recognized in the first six months include the recognition of an obligation for vacation benefits provided to former Andeavor employees in the first quarter as well as employee retention, severance and other costs.
Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP. We believe these non-GAAP financial measures are useful to investors and analysts to assess our ongoing financial performance because, when reconciled to their most comparable GAAP financial measures, they provide improved comparability between periods through the exclusion of certain items that we believe are not indicative of our core operating performance and that may obscure our underlying business results and trends. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measures we use are as follows:

Refining & Marketing Margin
Refining margin is defined as sales revenue less the cost of refinery inputs and purchased products and excludes any LCM inventory market adjustment.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Refining & Marketing income from operations to Refining & Marketing margin (in millions)	2019	2018	2019	2018
Refining & Marketing income from operations	$906	$1,025	$572	$892
Plus (Less):
Refining operating costs(a)	1,527	776	3,079	1,685
Refining depreciation and amortization	368	235	755	471
Refining planned turnaround costs	237	62	423	235
Distribution costs(b)	1,277	774	2,567	1,403
Distribution depreciation and amortization	43	17	83	33
Income from equity method investments	(3)	(4)	(4)	(7)
Net gain on disposal of assets	—	(3)	(6)	(4)
Other income	(8)	(27)	(22)	(39)
Refining & Marketing margin	$4,347	$2,855	$7,447	$4,669

(a)	Includes refining major maintenance and operating costs. Excludes turnaround and depreciation and amortization expense.

(b)
Includes fees paid to MPLX and ANDX of $798 million and $596 million for the second quarter 2019 and 2018, respectively, and $1.58 billion and $1.07 billion for the six months ended June 30, 2019 and 2018, respectively. Excludes depreciation and amortization expense.

Retail Fuel Margin
Retail fuel margin is defined as the price paid by consumers or direct dealers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable) and excluding any LCM inventory market adjustment.
Retail Merchandise Margin
Retail merchandise margin is defined as the price paid by consumers less the cost of merchandise.

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Retail income from operations to Retail total margin (in millions)	2019	2018	2019	2018
Retail income from operations	$493	$159	$663	$254
Plus (Less):
Operating, selling, general and administrative expenses	597	401	1,180	785
Depreciation and amortization	130	73	256	152
Income from equity method investments	(21)	(19)	(38)	(33)
Net gain on disposal of assets	—	—	(2)	—
Other income	(4)	(2)	(6)	(3)
Retail total margin	$1,195	$612	$2,053	$1,155

Retail total margin:
Fuel margin	$694	$239	$1,123	$456
Merchandise margin	471	366	878	685
Other margin	30	7	52	14
Retail total margin	$1,195	$612	$2,053	$1,155

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $1.25 billion at June 30, 2019 compared to $1.69 billion at December 31, 2018. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table. Our cash flows reflect the results of the business acquired in connection with the Andeavor acquisition from October 1, 2018 forward.

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$4,245	$2,249
Investing activities	(2,880)	(1,518)
Financing activities	(1,841)	1,258
Total increase (decrease) in cash	$(476)	$1,989
Net cash provided by operating activities increased $2.00 billion in the first six months of 2019 compared to the first six months of 2018, primarily due to an increase in operating results and favorable changes in working capital of $658 million. Changes in working capital exclude changes in short-term debt.
Changes in working capital, excluding changes in short-term debt, were a net $269 million source of cash in the first six- months of 2019 compared to a net $389 million use of cash in the first six months of 2018.
For the first six months of 2019, changes in working capital, excluding changes in short-term debt, were a net $269 million source of cash primarily due to the effects of increasing energy commodity prices at the end of the period on working capital. Current receivables increased primarily due to higher refined product and crude prices and higher crude sales volumes. Accounts payable increased primarily due to increases in crude prices and crude volumes. Inventories decreased due to decreases in refined product and crude inventories, partially offset by an increase in materials and supplies inventory.
For the first six months of 2018, changes in working capital, excluding changes in short-term debt, were a net $389 million use of cash primarily due to the effect of decreases in volumes, partially offset by increases in energy commodity prices at the end of the period on working capital. Current receivables increased primarily due to higher refined product and crude prices, partially offset by lower volumes. Accounts payable decreased primarily due to a decrease in refined product and feedstock purchases. Inventories decreased due to decreases in materials and supplies and refined products inventories.
Net cash used in investing activities increased $1.36 billion in the first six months of 2019 compared to the first six months of 2018, primarily due to the following:

•
An increase in additions to property, plant and equipment of $953 million primarily due to increased capital expenditures in the first six months of 2019 in our Midstream and Refining & Marketing segments; and

•
an increase in net investments of $434 million largely due to investments in connection with the construction of the Gray Oak Pipeline, which is scheduled to commence operations in the fourth quarter of 2019.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(In millions)	2019	2018
Additions to property, plant and equipment per the consolidated statements of cash flows	$2,419	$1,466
Asset retirement expenditures	—	5
Increase (decrease) in capital accruals	(281)	77
Total capital expenditures	2,138	1,548
Investments in equity method investees (excludes acquisitions)	595	118
Total capital expenditures and investments	$2,733	$1,666

Financing activities were a net $1.84 billion use of cash in the first six months of 2019 compared to a net $1.26 billion source of cash in the first six months of 2018.

•
Long-term debt borrowings and repayments, including debt issuance costs, were a net $848 million source of cash in the first six months of 2019 compared to a net $4.29 billion source of cash in the first six months of 2018. During the first six months of 2019, MPLX had net borrowings of $615 million under its revolving credit facility and ANDX had net borrowings of $255 million under its revolving credit facilities. During the first six months of 2018, MPLX issued $5.5 billion of senior notes, we redeemed $600 million of our senior notes and MPLX repaid $505 million in outstanding borrowings under its revolving credit facility.

•
Cash used in common stock repurchases decreased $827 million in the first six months of 2019 compared to the first six months of 2018. Share repurchases totaled $1.39 billion in the first six months of 2019 compared to $2.21 billion in the first six months of 2018. In 2018, share repurchases were funded primarily by after tax proceeds from the February 1, 2018 dropdown. See Note 8 to the unaudited consolidated financial statements for further discussion of share repurchases.

•
Cash used in dividend payments increased $276 million in the first six months of 2019 compared to the first six months of 2018, primarily due to a net increase in the number of shares of our common stock outstanding related to the Andeavor acquisition and a $0.14 per share increase in our base dividend, partially offset by a reduction of shares resulting from share repurchases. Our dividend payments were $1.06 per common share in the first six months of 2019 compared to $0.92 per common share in the first six months of 2018.

•
Cash used in distributions to noncontrolling interests increased $246 million in the first six months of 2019 compared to the first six months of 2018, primarily due to the addition of ANDX distributions subsequent to the acquisition of Andeavor and an increase in MPLX’s distribution per common unit.

•
Contributions from noncontrolling interests increased $90 million in the first six months of 2019 compared to the first six months of 2018 primarily due to cash received in 2019 for an increased noncontrolling interest in an MPLX subsidiary.

Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.
Capital Resources
Our liquidity totaled $7.93 billion at June 30, 2019 consisting of:

	June 30, 2019
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$5,000	$32	$4,968
364-day bank revolving credit facility	1,000	—	$1,000
Trade receivables facility	750	—	750
Total	$6,750	$32	$6,718
Cash and cash equivalents(b)			1,215
Total liquidity			$7,933

(a)
Outstanding borrowings include $32 million in letters of credit outstanding under this facility. Excludes MPLX’s $2.25 billion bank revolving credit facility, which had approximately $1.63 billion available as of June 30, 2019, and ANDX’s $2.10 billion bank revolving credit facilities, which had approximately $600 million available as of June 30, 2019.

(b)	Excludes MPLX and ANDX cash and cash equivalents of $7 million and $25 million, respectively.
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
Upon the completion of the merger of MPLX and ANDX on July 30, 2019, the MPLX bank revolving credit facility was amended and restated to increase the borrowing capacity to $3.5 billion and to extend the maturity date to July 30, 2024. The ANDX revolving and dropdown credit facilities were terminated and all outstanding balances were repaid and funded with the new $3.5 billion bank revolving credit facility.

On July 26, 2019, we entered into a new $1 billion 364-day revolving credit facility with a syndicate of banks that will, subject to the satisfaction of customary conditions, become effective upon the expiration of our existing $1 billion 364-day revolving facility in September 2019.  The new 364-day revolving credit facility contains substantially the same terms and conditions as our existing 364-day revolving credit facility and will expire in September 2020.
On July 19, 2019, we amended our $750 million trade receivables securitization facility to extend the maturity date to July 16, 2021.

On July 31, 2019, in connection with the closing of the ANDX merger, we amended and restated the existing intercompany loan agreement with MPLX to, among other things, increase MPLX’s borrowing capacity thereunder from $1.0 billion to $1.5 billion in loans at any one time outstanding and to extend the term of the intercompany loan agreement to July 31, 2024.
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of June 30, 2019, we had no commercial paper borrowings outstanding.
See Note 17 to the unaudited consolidated financial statements for further discussion of our debt.
The MPC credit agreements contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreements requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of June 30, 2019, we were in compliance with this financial covenant, with a ratio of Consolidated Net Debt to Total Capitalization of 0.21 to 1.00, as well as the other covenants contained in the MPC bank revolving credit facility.
The MPLX credit agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The MPLX credit agreement includes a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX credit agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX credit agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of June 30, 2019, MPLX was in compliance with this debt covenant, with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.70 to 1.0, as well as the other covenants contained in the MPLX credit agreement.
Our intention is to maintain an investment-grade credit profile. As of July 30, 2019, the credit ratings on our senior unsecured debt were as follows.

Company	Rating Agency	Rating
MPC	Moody’s	Baa2 (stable outlook)
	Standard & Poor’s	BBB (stable outlook)
	Fitch	BBB (stable outlook)
MPLX	Moody’s	Baa2 (stable outlook)
	Standard & Poor’s	BBB (stable outlook)
	Fitch	BBB (stable outlook)
The ratings reflect the respective views of the rating agencies. Although it is our intention to maintain a credit profile that supports an investment-grade rating, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.
None of the MPC credit agreements, the MPLX credit agreement, or our trade receivables facility contains credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt could increase the applicable interest rates, yields and other fees payable under such agreements. In addition, a downgrade of our senior unsecured debt rating to below investment-grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables facility, impact our ability to purchase crude oil on an unsecured basis, result in us having to post letters of credit under existing transportation services or other agreements and make it more difficult to raise capital in the future.

Capital Requirements
Capital Investment Plan
MPC's capital investment plan for 2019 totals approximately $2.8 billion for capital projects and investments, excluding MPLX, ANDX, capitalized interest and acquisitions. MPC’s capital investment plan includes approximately $1.8 billion of growth capital and $1.0 billion of maintenance capital. This plan includes all of the planned capital spending for Refining & Marketing, Retail and Corporate as well as a portion of the planned capital investments in Midstream. MPLX’s capital investment plan for 2019, excluding capitalized interest and acquisitions, includes $2.2 billion of organic growth capital and approximately $200 million of maintenance capital. ANDX’s capital investment plan for 2019, excluding capitalized interest and acquisitions, includes $600 million of organic growth capital and approximately $100 million of maintenance capital. We continuously evaluate our capital investment plan and make changes as conditions warrant.
Capital expenditures and investments are summarized by segment below. These amounts include capital spending and investments related to businesses acquired in connection with the Andeavor acquisition from October 1, 2018 forward.

	Six Months Ended June 30,
(In millions)	2019	2018
Refining & Marketing	$824	$387
Retail	193	127
Midstream	1,637	1,083
Corporate and Other(a)	79	69
Total capital expenditures and investments	$2,733	$1,666

(a)	Includes capitalized interest of $65 million and $34 million for the six months ended June 30, 2019 and 2018, respectively.
Capital expenditures and investments in affiliates during the six months ended June 30, 2019 were primarily for Midstream and Refining & Marketing segment projects and investments in affiliates. The Midstream segment capital investment plan includes projects for MPLX and ANDX. MPLX’s capital investment plan includes the addition of approximately 825 MMcf/d of processing capacity at five gas processing plants, two in the Marcellus and three in the Southwest, which expands MPLX’s processing capacity in the Permian Basin and the STACK shale play of Oklahoma. The MPLX capital investment plan also includes the addition of approximately 100 mbpd of fractionation capacity in the Marcellus and Utica basins and the continued expansion of MPLX’s marine fleet, long-haul crude oil, natural gas and NGL pipelines as well as projects to increase its export capability. The ANDX capital investment plan includes the construction of additional crude storage capacity for unloading of marine vessels, the construction of crude gathering systems to provide connectivity to multiple long-haul pipelines and a pipeline interconnect project to provide direct connectivity between certain MPC refineries. The remaining Midstream segment’s capital expenditures and investments relate to investments in equity affiliate pipelines, including our expected investments in the Gray Oak Pipeline, a new pipeline spanning from the West Texas Permian Basin to the Gulf Coast which is expected to be in service by the end of 2019.
The Refining & Marketing segment capital investment plan includes projects focused on high-return investments in refinery optimization, production of higher value products, increased capacity to upgrade residual fuel oil and expanded export capacity. We also plan to continue investing in domestic light products supply placement flexibility.
Other Capital Requirements
During the six months ended June 30, 2019, we contributed $16 million to our funded pension plans and have additional required funding for the 2019 plan year of approximately $48 million. We may choose to make additional contributions to our pension plans.
On July 31, 2019, our board of directors approved a dividend of $0.53 per share on common stock. The dividend is payable September 10, 2019, to shareholders of record as of the close of business on August 21, 2019.
We may, from time to time, repurchase our senior notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Share Repurchases
Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $14.48 billion of our common stock, leaving $3.52 billion available for repurchases at June 30, 2019. The table below summarizes our total share repurchases for the six months ended June 30, 2019 and 2018. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.

	Six Months Ended June 30,
(In millions, except per share data)	2019	2018
Number of shares repurchased	23	31
Cash paid for shares repurchased	$1,385	$2,212
Average cost per share	$60.75	$71.58
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
Contractual Cash Obligations
As of June 30, 2019, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first six months of 2019, our long-term debt commitments decreased approximately $550 million due to interest payments made during the period, partially offset by increased borrowings on the MPLX bank revolving credit facility.
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
We have provided various guarantees related to equity method investees. In conjunction with our spinoff from Marathon Oil, we entered into various indemnities and guarantees to Marathon Oil. These arrangements are described in Note 23 to the unaudited consolidated financial statements.
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
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. From 2014 through 2018, we made approximately $490 million in capital expenditures to comply with these standards and expect to make approximately $245 million in capital expenditures for these standards in 2019.
There have been no significant changes to our environmental matters and compliance costs during the six months ended June 30, 2019.
CRITICAL ACCOUNTING ESTIMATES
As of June 30, 2019, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table includes the composition of net losses on our commodity derivative positions as of June 30, 2019 and 2018, respectively.

	Six Months Ended June 30,
(In millions)	2019	2018
Realized loss on settled derivative positions	$(3)	$(46)
Unrealized loss on open net derivative positions	(79)	(39)
Net loss	$(82)	$(85)
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at June 30, 2019.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2019 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of June 30, 2019
Crude	$(112)	$(279)	$115	$289
Refined products	44	110	(44)	(110)
Blending products	(11)	(28)	11	28
Embedded derivatives	(7)	(16)	7	16
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2019 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of June 30, 2019 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of June 30, 2019(a)	Change in Fair Value(b)	Change in Net Income for the Six Months Ended June 30, 2019(c)
Long-term debt
Fixed-rate	$27,620	$2,352	n/a
Variable-rate	2,117	n/a	9

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2019.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2019.

At June 30, 2019, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2019, the end of the period covered by this report.
Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Except as described below, there have been no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K, as updated in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
Litigation
As previously disclosed, in May 2007, the Kentucky attorney general filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleged that we overcharged customers by $89 million during September and October 2005. The complaint sought disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. In May 2011, the Kentucky attorney general amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky governor on April 26, 2011 and which have since expired. The court denied the attorney general’s request for immediate injunctive relief. In July 2019, MPC and the attorney general reached a settlement to resolve this litigation. This resolution will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Environmental Proceedings
Detroit Refinery
In June 2019, we received an offer from the Michigan Department of Environment, Great Lakes, and Energy (“EGLE”) to settle violations alleged in five NOVs issued to the refinery between September 2017 and February 2019. The NOVs allege violations of emissions limitations and other requirements of the refinery’s air permit. We are negotiating a settlement of the allegations with EGLE and cannot currently estimate the timing of the resolution of this matter.
El Paso Refinery
We are presently negotiating with the EPA regarding several emission events at our El Paso refinery that could subject the refinery to stipulated penalties under the existing Consent Decree in U.S. v. Western Refining Co. LP, W.D. Texas No. 3:11-CV-00276-FM (entered August 31, 2011). We cannot currently estimate the timing of the resolution of this matter.
Gallup Refinery
As previously disclosed in MPC’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”), on October 19, 2018, Western Refining Southwest, Inc. (“Refining Southwest”) received an offer from the EPA to settle alleged violations of the Resource Conservation and Recovery Act (“RCRA”) regulations. In the second quarter of 2019, Refining Southwest and the EPA executed a Consent Agreement and Final Order (CAFO) (Effective Date April 3, 2019) to resolve these allegations, which arose from the Gallup refinery’s self-disclosure of incorrectly profiling and shipping hazardous waste between August 26, 2013 and February 18, 2014 to a disposal site that did not have a RCRA permit and could not accept RCRA hazardous waste. The CAFO requires payment of a penalty of $148,303, and the development of a standard operating procedure, training, a system of management review of waste determination, and a narrative of changes since the alleged violations occurred.
As previously disclosed in our 2018 10-K, in March 2016, the EPA conducted a Risk Management Program inspection at our Gallup refinery and issued an Inspection Report on April 7, 2016 identifying Areas of Concern. In the second quarter of 2019, Refining Southwest and the EPA executed a Consent Agreement and Final Order (CAFO) and Administrative Compliance Order (ACO) (Effective Date April 16, 2019) to resolve alleged violations of the Clean Air Act regulations at the Gallup refinery arising from a Risk Management Program (RMP) inspection that EPA conducted at Gallup refinery in March 2016. Pursuant to the CAFO & ACO Gallup paid a civil penalty of $98,874 and will complete a Supplemental Environmental Project (SEP) valued at approximately $91,351.
Galveston Bay Refinery
In the second quarter of 2019, we reached an agreement with the Texas Commission on Environmental Quality to pay a penalty of $62,782 and undertake a supplemental environmental project at a cost of $62,781 to settle allegations arising from an investigation of deviations self-reported in the 2016 Title V deviation reports.

Los Angeles Refinery
As previously disclosed in our 2018 10-K, Tesoro Refining and Marketing LLC (“TRMC”) previously reached an agreement in principle to pay a penalty of $425,000 and undertake a supplemental environmental project at a cost of $425,000 to settle allegations by the CARB relating to the state’s Greenhouse Gas Reporting Standards. The CARB allegations relate to the self-disclosure and correction of reported greenhouse gas emissions emitted by the Los Angeles refinery’s calciner unit from May 9, 2014 to June 12, 2017. A formal agreement consistent with the foregoing was signed in May 2019, and we expect to make the related payments in the third quarter of 2019.
As previously disclosed in our 2018 10-K, TRMC reached an agreement to pay a penalty of $75,000 and undertake certain supplemental environmental projects with an estimated cost of $75,000 to settle five NOVs from the South Coast Air Quality Management District. The NOVs were issued to the Los Angeles refinery between June and October 2017, alleging violations of various federal and district air emission regulations. A formal agreement consistent with the foregoing was signed in April 2019 and the penalty has been paid.
Martinez Refinery
As previously disclosed in our 2018 10-K, on July 18, 2016, the U.S. Department of Justice (“DOJ”) lodged a complaint on behalf of the EPA and a Consent Decree with the Western District Court of Texas. Among other things, the Consent Decree required that the Martinez refinery meet certain annual emission limits for NOx by July 1, 2018. In February 2018, TRMC informed the EPA that it would need additional time to satisfy requirements of the Consent Decree. In the second quarter of 2019, MPC, the EPA and the DOJ reached a settlement in principle, which includes a civil penalty of approximately $6.5 million and a schedule for installation of a Selective Catalytic Reduction system to control NOx emissions from the FCCU.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended June 30, 2019, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
04/01/2019-04/30/2019	5,268,926	$61.25	5,141,205	$3,704,606,774
05/01/2019-05/31/2019	410,585	61.05	409,578	3,679,603,410
06/01/2019-06/30/2019	3,193,848	50.11	3,193,663	3,519,582,400
Total	8,873,359	57.23	8,744,446

(a)
The amounts in this column include 127,721, 1,007 and 185 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in April, May and June, respectively.

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

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1*	Agreement and Plan of Merger, dated as of April 29, 2018, by and among MPC, Andeavor, Mahi Inc. and Mahi LLC	8-K	2.1	4/30/2018	001-35054
2.2	Amendment to Agreement and Plan of Merger, dated as of July 3, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	S-4/A	2.2	7/5/2018	333-225244
2.3	Second Amendment to Agreement and Plan of Merger, dated as of September 18, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	8-K	2.1	9/18/2018	001-35054
2.4 *	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35054
3.1	Restated Certificate of Incorporation of MPC, dated October 1, 2018	8-K	3.2	10/1/2018	001-35054
3.2	Amended and Restated Bylaws of MPC dated February 27, 2019	10-K	3.2	2/28/2019	001-35054
10.1	Support Agreement, dated as of May 7, 2019, by and among MPLX LP, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Western Refining Southwest, Inc. and Marathon Petroleum Corporation.	8-K	10.1	5/8/2019	001-35054
10.2	Second Amendment to Receivables Purchase Agreement, dated July 19, 2019, by and among MPC Trade Receivables Company LLC, as seller, Marathon Petroleum Company LP, as servicer, MUFG Bank, Ltd., as administrative agent, certain committed purchasers and conduit purchasers that are parties thereto from time to time and certain other parties thereto from time to time as managing agents and letter of credit issuers.	8-K	10.1	7/25/2019	001-35054
10.3
364-Day Revolving Credit Agreement, dated as of July 26, 2019, among MPC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Barclays Bank PLC, Citibank, N.A., BofA Securities, Mizuho Bank, Ltd., MUFG Bank, Ltd. and Royal Bank of Canada, as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., and Royal Bank of Canada, as documentation agents, and the other lenders and issuing banks that are parties thereto.
		8-K	10.1	8/1/2019	001-35054
10.4
Amended and Restated Credit Agreement, dated as of July 26, 2019, by and among MPLX, as borrower, Wells Fargo Bank, National Association, as administrative agent, each of Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citigroup Global Markets Inc., Mizuho Bank, Ltd., MUFG Bank, Ltd. and Royal Bank of Canada, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citigroup Global Markets Inc., Mizuho Bank, Ltd., MUFG Bank, Ltd. and Royal Bank of Canada, as documentation agents, and the other lenders and issuing banks that are parties thereto.
		8-K	10.2	8/1/2019	001-35054
10.5	Waiver and Second Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of July 29, 2019, by and among MPC, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC and Marathon Petroleum Company LP.	8-K	10.3	8/1/2019	001-35054
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

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

August 5, 2019	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller