Form 10-Q
period 2019-09-30
Marathon Petroleum Corp
filed 2019-11-04
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 649,321,709 shares of Marathon Petroleum Corporation common stock outstanding as of October 31, 2019.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaskan North Slope crude oil, an oil index benchmark price
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Blending for Oxygenate Blending
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
IDR	Incentive Distribution Right
LCM	Lower of cost or market
LIFO	Last in, first out, an inventory costing method
LIBOR	London Interbank Offered Rate
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
OPEC	Organization of Petroleum Exporting Countries
OTC	Over-the-Counter
ppm	Parts per million
RIN	Renewable Identification Number
SEC	United States Securities and Exchange Commission
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars, except per share data)	2019	2018	2019	2018
Revenues and other income:
Sales and other operating revenues	$31,043	$22,988	$92,857	$64,171
Income from equity method investments	124	96	330	262
Net gain on disposal of assets	4	1	222	6
Other income	31	47	96	122
Total revenues and other income	31,202	23,132	93,505	64,561
Costs and expenses:
Cost of revenues (excludes items below)	27,300	20,606	82,942	57,772
Depreciation and amortization	855	555	2,660	1,616
Selling, general and administrative expenses	833	445	2,618	1,271
Other taxes	190	123	550	348
Total costs and expenses	29,178	21,729	88,770	61,007
Income from operations	2,024	1,403	4,735	3,554
Net interest and other financial costs	317	240	945	618
Income before income taxes	1,707	1,163	3,790	2,936
Provision for income taxes	340	222	797	525
Net income	1,367	941	2,993	2,411
Less net income attributable to:
Redeemable noncontrolling interest	20	19	61	55
Noncontrolling interests	252	185	738	527
Net income attributable to MPC	$1,095	$737	$2,194	$1,829
Per Share Data (See Note 7)
Basic:
Net income attributable to MPC per share	$1.67	$1.63	$3.31	$3.96
Weighted average shares outstanding	656	451	663	462
Diluted:
Net income attributable to MPC per share	$1.66	$1.62	$3.28	$3.92
Weighted average shares outstanding	660	456	668	466
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2019	2018	2019	2018
Net income	$1,367	$941	$2,993	$2,411
Other comprehensive income (loss):
Defined benefit plans:
Actuarial changes, net of tax of ($14), $24, ($8) and $29, respectively	(42)	75	(46)	89
Prior service credit, net of tax of ($3), ($3), ($14) and ($7), respectively	(8)	(7)	(19)	(21)
Other, net of tax of $0, ($1), ($1) and ($2), respectively	(1)	(3)	(3)	(5)
Other comprehensive income (loss)	(51)	65	(68)	63
Comprehensive income	1,316	1,006	2,925	2,474
Less comprehensive income attributable to:
Redeemable noncontrolling interest	20	19	61	55
Noncontrolling interests	252	185	738	527
Comprehensive income attributable to MPC	$1,044	$802	$2,126	$1,892
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except share data)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,525	$1,687
Receivables, less allowance for doubtful accounts of $21 and $9, respectively	7,461	5,853
Inventories	9,696	9,837
Other current assets	457	646
Total current assets	19,139	18,023
Equity method investments	6,725	5,898
Property, plant and equipment, net	45,034	45,058
Goodwill	21,277	20,184
Right of use assets	2,522	—
Other noncurrent assets	3,442	3,777
Total assets	$98,139	$92,940
Liabilities
Current liabilities:
Accounts payable	$11,380	$9,366
Payroll and benefits payable	939	1,152
Accrued taxes	1,015	1,446
Debt due within one year	557	544
Operating lease liabilities	586	—
Other current liabilities	862	708
Total current liabilities	15,339	13,216
Long-term debt	28,282	26,980
Deferred income taxes	6,180	4,864
Defined benefit postretirement plan obligations	1,487	1,509
Long-term operating lease liabilities	1,962	—
Deferred credits and other liabilities	1,265	1,318
Total liabilities	54,515	47,887
Commitments and contingencies (see Note 23)
Redeemable noncontrolling interest	968	1,004
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 978 million and 975 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 328 million and 295 million shares	(15,076)	(13,175)
Additional paid-in capital	33,125	33,729
Retained earnings	15,891	14,755
Accumulated other comprehensive loss	(212)	(144)
Total MPC stockholders’ equity	33,738	35,175
Noncontrolling interests	8,918	8,874
Total equity	42,656	44,049
Total liabilities, redeemable noncontrolling interest and equity	$98,139	$92,940
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Millions of dollars)	2019	2018
Operating activities:
Net income	$2,993	$2,411
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	19	51
Depreciation and amortization	2,660	1,616
Pension and other postretirement benefits, net	(110)	38
Deferred income taxes	772	42
Net gain on disposal of assets	(222)	(6)
Income from equity method investments	(330)	(262)
Distributions from equity method investments	473	345
Changes in the fair value of derivative instruments	(34)	13
Changes in operating assets and liabilities, net of effects of businesses acquired:
Current receivables	(1,615)	(709)
Inventories	182	215
Current accounts payable and accrued liabilities	1,942	(316)
Right of use assets and operating lease liabilities, net	20	—
All other, net	282	(7)
Net cash provided by operating activities	7,032	3,431
Investing activities:
Additions to property, plant and equipment	(3,823)	(2,315)
Acquisitions, net of cash acquired	(129)	(453)
Disposal of assets	44	19
Investments – acquisitions, loans and contributions	(792)	(222)
– redemptions, repayments and return of capital	75	16
All other, net	50	60
Net cash used in investing activities	(4,575)	(2,895)
Financing activities:
Long-term debt – borrowings	13,774	10,735
– repayments	(12,554)	(5,401)
Debt issuance costs	(22)	(53)
Issuance of common stock	6	24
Common stock repurchased	(1,885)	(2,612)
Dividends paid	(1,054)	(637)
Distributions to noncontrolling interests	(950)	(599)
Contributions from noncontrolling interests	95	9
All other, net	(64)	(22)
Net cash provided by (used in) financing activities	(2,654)	1,444
Net increase (decrease) in cash, cash equivalents and restricted cash	(197)	1,980
Cash, cash equivalents and restricted cash at beginning of period	1,725	3,015
Cash, cash equivalents and restricted cash at end of period	$1,528	$4,995
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	975	$10	(295)	$(13,175)	$33,729	$14,755	$(144)	$8,874	$44,049	$1,004
Net income (loss)	—	—	—	—	—	(7)	—	246	239	20
Dividends declared on common stock ($0.53 per share)	—	—	—	—	—	(357)	—	—	(357)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(305)	(305)	(20)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	95	95	—
Other comprehensive loss	—	—	—	—	—	—	(7)	—	(7)	—
Shares repurchased	—	—	(14)	(885)	—	—	—	—	(885)	—
Stock based compensation	1	—	—	(3)	32	—	—	(1)	28	—
Equity transactions of MPLX & ANDX	—	—	—	—	3	—	—	(1)	2	—
Other	—	—	—	—	—	—	—	(1)	(1)	—
Balance as of March 31, 2019	976	$10	(309)	$(14,063)	$33,764	$14,391	$(151)	$8,907	$42,858	$1,004
Net income	—	—	—	—	—	1,106	—	240	1,346	21
Dividends declared on common stock ($0.53 per share)	—	—	—	—	—	(351)	—	—	(351)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(295)	(295)	(20)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)	—
Shares repurchased	—	—	(9)	(500)	—	—	—	—	(500)	—
Stock based compensation	2	—	—	(10)	19	—	—	2	11	—
Equity transactions of MPLX & ANDX	—	—	—	—	2	—	—	(1)	1	—
Other	—	—	—	—	—	—	—	1	1	—
Balance as of June 30, 2019	978	$10	(318)	$(14,573)	$33,785	$15,146	$(161)	$8,854	$43,061	$1,005
Net income	—	—	—	—	—	1,095	—	252	1,347	20
Dividends declared on common stock ($0.53 per share)	—	—	—	—	—	(350)	—	—	(350)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(289)	(289)	(21)
Other comprehensive loss	—	—	—	—	—	—	(51)	—	(51)	—
Shares repurchased	—	—	(10)	(500)	—	—	—	—	(500)	—
Stock based compensation	—	—	—	(3)	31	—	—	2	30	—
Equity transactions of MPLX & ANDX	—	—	—	—	(691)	—	—	95	(596)	(36)
Other	—	—	—	—	—	—	—	4	4	—
Balance as of September 30, 2019	978	$10	(328)	$(15,076)	$33,125	$15,891	$(212)	$8,918	$42,656	$968

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	734	$7	(248)	$(9,869)	$11,262	$12,864	$(231)	$6,795	$20,828	$1,000
Cumulative effect of adopting new accounting standards	—	—	—	—	—	63	—	1	64	—
Net income	—	—	—	—	—	37	—	182	219	16
Dividends declared on common stock ($0.46 per share)	—	—	—	—	—	(219)	—	—	(219)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(179)	(179)	(16)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1	—
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)	—
Shares repurchased	—	—	(19)	(1,327)	—	—	—	—	(1,327)	—
Stock based compensation	—	—	—	(4)	27	—	—	1	24	—
Equity transactions of MPLX & ANDX	—	—	—	—	2,380	—	—	(2,926)	(546)	—
Balance as of March 31, 2018	734	$7	(267)	$(11,200)	$13,669	$12,745	$(233)	$3,875	$18,863	$1,000
Net income	—	—	—	—	—	1,055	—	160	1,215	20
Dividends declared on common stock ($0.46 per share)	—	—	—	—	—	(211)	—	—	(211)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(182)	(182)	(17)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4	—
Shares repurchased	—	—	(12)	(885)	—	—	—	—	(885)	—
Stock based compensation	1	—	—	(8)	18	—	—	4	14	—
Equity transactions of MPLX & ANDX	—	—	—	—	1	—	—	(1)	—	—
Balance as of June 30, 2018	735	$7	(279)	$(12,093)	$13,688	$13,589	$(233)	$3,860	$18,818	$1,003
Net income	—	$—	—	$—	$—	$737	$—	$185	$922	$19
Dividends declared on common stock ($0.46 per share)	—	—	—	—	—	(207)	—	—	(207)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(186)	(186)	(19)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4	—
Other comprehensive income	—	—	—	—	—	—	65	—	65	—
Shares repurchased	—	—	(5)	(400)	—	—	—	—	(400)	—
Stock based compensation	—	—	—	(2)	14	—	—	3	15	—
Equity transactions of MPLX & ANDX	—	—	—	—	1	—	—	(1)	—	—
Balance as of September 30, 2018	735	$7	(284)	$(12,495)	$13,703	$14,119	$(168)	$3,865	$19,031	$1,003

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
We are a leading, integrated, downstream energy company headquartered in Findlay, Ohio. We operate the nation's largest refining system with more than 3 million barrels per day of crude oil capacity across 16 refineries. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to consumers through our Retail business segment and to independent entrepreneurs who operate approximately 6,800 branded outlets. Our retail operations own and operate approximately 3,930 retail transportation fuel and convenience stores across the United States and also sell transportation fuel to consumers through approximately 1,070 direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX LP (“MPLX”), which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. We own the general partner and a majority limited partner interest in MPLX.
Refer to Note 4 for further information on the Andeavor acquisition, which closed on October 1, 2018, and to Notes 3 and 9 for additional information about our operations.
Refer to Note 24 for further information on planned separation of MPC’s retail transportation fuel and convenience store business, which is operated primarily under the Speedway brand, into an independent, publicly traded company, and the presentation of the results of that business in our consolidated financial statements.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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
Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $2.8 billion and $2.9 billion, respectively, as of January 1, 2019. The standard did not materially impact our consolidated statements of income, cash flows or equity as a result of adoption.
As a lessor under ASC 842, MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. As modifications occur, it may result in the de-recognition of existing assets and recognition of a receivable in the amount of the present value of fixed payments expected to be received by MPLX under the lease. MPLX will evaluate the impact of lease reassessments as modifications occur.
We also adopted the following ASUs during the first nine months of 2019, none of which had a material impact to our financial statements or financial statement disclosures:

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
3. MASTER LIMITED PARTNERSHIP
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. We control MPLX through our ownership of the general partner interest and as of September 30, 2019 we owned approximately 63 percent of the outstanding MPLX common units.
As described in Notes 4 and 5, we have consolidated Andeavor Logistics LP (“ANDX”) since October 1, 2018 in accordance with ASC 810 and previously recorded ANDX’s assets and liabilities to our balance sheet at preliminary fair values as of the Andeavor acquisition date of October 1, 2018.
On July 30, 2019, MPLX completed its acquisition of ANDX, and ANDX survived as a wholly-owned subsidiary of MPLX. At the effective time of the ANDX acquisition, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by MPC were converted into the right to receive 1.0328 MPLX common units. Additionally, as a result of MPLX’s acquisition of ANDX, 600,000 ANDX preferred units were converted into 600,000 preferred units of MPLX (“Series B preferred units”). Series B preferred unitholders are entitled to receive, when and if declared by the board, a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter. MPC accounted for this transaction as a common control transaction, as defined by ASC 805, which resulted in an increase to noncontrolling interest and a decrease to additional paid-in capital of approximately $55 million, net of tax. During the third quarter of 2019, we pushed down to MPLX the portion of the goodwill attributable to ANDX as of October 1, 2018. Due to this push down of goodwill, we also recorded an incremental

$642 million deferred tax liability associated with the portion of the non-deductible goodwill attributable to the noncontrolling interest in MPLX with an offsetting reduction of our additional paid-in capital balance.
Dropdowns to MPLX and GP/IDR Exchange
On February 1, 2018, we contributed refining logistics assets and fuels distribution services to MPLX in exchange for $4.1 billion in cash and approximately 112 million common units and 2 million general partner units from MPLX. MPLX financed the cash portion of the transaction with a $4.1 billion 364-day term loan facility, which was entered into on January 2, 2018. We agreed to waive approximately one-third of the first quarter 2018 distributions on the common units issued in connection with this transaction. The contributions of these assets were accounted for as transactions between entities under common control and we did not record a gain or loss.
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
Noncontrolling Interest
As a result of equity transactions of MPLX and ANDX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX and ANDX were as follows:

	Nine Months Ended September 30,
(In millions)	2019	2018
Increase due to the issuance of MPLX common units and general partner units to MPC	$—	$1,114
Increase due to GP/IDR Exchange	—	1,808
Increase (decrease) due to the issuance of MPLX & ANDX common units	(52)	6
Increase (decrease) in MPC's additional paid-in capital	(52)	2,928
Tax impact	(634)	(546)
Increase (decrease) in MPC's additional paid-in capital, net of tax	$(686)	$2,382

4. ACQUISITIONS
Acquisition of Andeavor
On October 1, 2018, we acquired Andeavor. The total value of consideration transferred was $23.46 billion, consisting of $19.97 billion in equity and $3.49 billion in cash. The cash portion of the purchase price was funded using cash on hand. Our financial results reflect the results of Andeavor from the date of the acquisition.
We accounted for the Andeavor acquisition using the acquisition method of accounting, which requires Andeavor assets and liabilities to be recorded to our balance sheet at fair value as of the acquisition date. The size and the breadth of the Andeavor acquisition necessitated the use of the one year measurement period provided under ASC 805 to fully analyze all the factors used in establishing the asset and liability fair values as of the acquisition date. We completed a final determination of the fair value of certain assets and liabilities during the three months ended September 30, 2019 and recorded adjustments to our preliminary purchase price allocation. These adjustments reflect the completion of valuation studies of the acquired property, plant and equipment in order to finalize assumptions used in their cost approach valuation methodology and finalization of specific valuation assumptions and data inputs for other individual asset valuation models. The fair value estimates of assets acquired and liabilities assumed as of the acquisition date are noted in the table below.

(In millions)	As originally reported	Adjustments	As adjusted
Cash and cash equivalents	$382	$—	$382
Receivables	2,744	(7)	2,737
Inventories	5,204	37	5,241
Other current assets	378	(6)	372
Equity method investments	865	(113)	752
Property, plant and equipment, net	16,545	(1,059)	15,486
Other noncurrent assets(a)	3,086	(11)	3,075
Total assets acquired	29,204	(1,159)	28,045
Accounts payable	4,003	(41)	3,962
Payroll and benefits payable	348	9	357
Accrued taxes	590	(110)	480
Debt due within one year	34		34
Other current liabilities	392	27	419
Long-term debt	8,875	1	8,876
Deferred income taxes	1,609	(60)	1,549
Defined benefit postretirement plan obligations	432	—	432
Deferred credit and other liabilities	714	33	747
Noncontrolling interests	5,059	3	5,062
Total liabilities and noncontrolling interest assumed	22,056	(138)	21,918
Net assets acquired excluding goodwill	7,148	(1,021)	6,127
Goodwill	16,314	1,021	17,335
Net assets acquired	$23,462	$—	$23,462

(a)	Includes intangible assets.
The purchase consideration allocation resulted in the recognition of $17.3 billion in goodwill, of which $1.0 billion is tax deductible due to a carryover basis from Andeavor. Our Refining & Marketing, Midstream and Retail segments recognized $5.2 billion, $8.1 billion and $4.0 billion of goodwill, respectively. The recognized goodwill represents the value expected to be created by further optimization of crude supply, a nationwide retail and marketing platform, diversification of our refining and midstream footprints and optimization of information systems and business processes.
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the Andeavor acquisition occurred on January 1, 2017. The unaudited pro forma information does not give effect to potential synergies that could result from the transaction and is not necessarily indicative of the results of future operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2018	2018
Sales and other operating revenues	$35,250	$99,588
Net income attributable to MPC	1,057	2,562

The pro forma information includes adjustments to align accounting policies, including our policy to expense refinery turnarounds when they occur, an adjustment to depreciation expense to reflect the increased fair value of property, plant and equipment, increased amortization expense related to identifiable intangible assets and the related income tax effects.
Acquisition of Terminal and Retail Locations in Buffalo, New York
During the third quarter of 2019, we acquired a 900,000-barrel capacity light product and asphalt terminal and 33 NOCO Express retail stores in Buffalo, Syracuse and Rochester, New York, from NOCO Incorporated for total consideration of $135 million.

Based on the final fair value estimates of assets acquired and liabilities assumed at the acquisition date, $38 million of the purchase price was allocated to property, plant and equipment, $3 million to inventory and $94 million to goodwill. Goodwill is tax deductible and represents the value expected to be created by geographically expanding our retail platform and the assembled workforce. The terminal is accounted for within the R&M segment and the retail stores are accounted for within the Retail segment.
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
Assuming the acquisition of the terminal and retail locations from NOCO Incorporated had occurred on January 1, 2018 and the acquisitions of Express Mart and Mt. Airy Terminal had occurred on January 1, 2017, the consolidated pro forma results would not have been materially different from the reported results.
5. VARIABLE INTEREST ENTITIES
Consolidated VIE
We control MPLX through our ownership of the general partner. MPLX is a VIE because the limited partners do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to our significant economic interest, we also have the ability, through our ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the interest owned by the public. We also record a redeemable noncontrolling interest related to MPLX’s Series A preferred units.
The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements, except as noted. MPC has effectively guaranteed certain indebtedness of LOOP LLC (“LOOP”) and LOCAP LLC (“LOCAP”), in which MPLX holds an interest. See Note 23 for more information. The assets of MPLX can only be used to settle their own obligations and their creditors have no recourse to our assets, except as noted earlier.
We have consolidated ANDX since October 1, 2018 in accordance with ASC 810. The ANDX balances at December 31, 2018 reflected in the table below are ANDX’s historical balances as the preliminary purchase accounting adjustments related to ANDX’s assets and liabilities in connection with the Andeavor acquisition had not yet been pushed down to ANDX. On July 30, 2019, MPLX acquired ANDX. The MPLX balances at September 30, 2019 reflect the inclusion of ANDX’s balances at the fair values determined in connection with MPC’s acquisition of Andeavor on October 1, 2018. See Notes 3 and 4 for additional information.
The following table presents balance sheet information for the assets and liabilities of MPLX and ANDX, which are included in our balance sheets.

	September 30, 2019	December 31, 2018
(In millions)	MPLX	MPLX	ANDX
Assets
Cash and cash equivalents	$41	$68	$10
Receivables, less allowance for doubtful accounts	592	425	199
Inventories	104	77	22
Other current assets	71	45	57
Equity method investments	5,182	4,174	602
Property, plant and equipment, net	21,921	14,639	6,845
Goodwill	10,735	2,586	1,051
Right of use assets	366	—	—
Other noncurrent assets	1,364	458	1,242
Liabilities
Accounts payable	$756	$776	$215
Payroll and benefits payable	5	2	10
Accrued taxes	96	48	23
Debt due within one year	510	1	504
Operating lease liabilities	61	—	—
Other current liabilities	276	177	77
Long-term debt	19,190	13,392	4,469
Deferred income taxes	15	13	1
Long-term operating lease liabilities	309	—	—
Deferred credits and other liabilities	383	276	68

6. RELATED PARTY TRANSACTIONS
Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Sales to related parties(a)	$186	$201	$558	$572
Purchases from related parties(b)	184	149	571	428

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Basic earnings per share:
Allocation of earnings:
Net income attributable to MPC	$1,095	$737	$2,194	$1,829
Income allocated to participating securities	—	—	1	1
Income available to common stockholders – basic	$1,095	$737	$2,193	$1,828
Weighted average common shares outstanding	656	451	663	462
Basic earnings per share	$1.67	$1.63	$3.31	$3.96
Diluted earnings per share:
Allocation of earnings:
Net income attributable to MPC	$1,095	$737	$2,194	$1,829
Income allocated to participating securities	—	—	1	1
Income available to common stockholders – diluted	$1,095	$737	$2,193	$1,828
Weighted average common shares outstanding	656	451	663	462
Effect of dilutive securities	4	5	5	4
Weighted average common shares, including dilutive effect	660	456	668	466
Diluted earnings per share	$1.66	$1.62	$3.28	$3.92

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Shares issuable under stock-based compensation plans	4	—	3	—

8. EQUITY
As of September 30, 2019, we had $3.02 billion of remaining share repurchase authorizations from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Number of shares repurchased	10	5	33	36
Cash paid for shares repurchased	$500	$400	$1,885	$2,612
Average cost per share	$53.82	$73.03	$58.75	$71.80

As of September 30, 2019, we had agreements to acquire 97,078 common shares for $6 million, which settled in early October 2019.

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

•
Midstream – transports, stores, distributes and markets crude oil and refined products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges; gathers, processes and transports natural gas; and gathers, transports, fractionates, stores and markets NGLs. The Midstream segment primarily reflects the results of MPLX.

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

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended September 30, 2019
Revenues:
Third party(a)	$21,437	$8,677	$929	$31,043
Intersegment	5,100	2	1,235	6,337
Segment revenues	$26,537	$8,679	$2,164	$37,380
Segment income from operations	$883	$442	$919	$2,244

Supplemental Data
Depreciation and amortization(b)	$397	$113	$300	$810
Capital expenditures and investments(c)	561	177	783	1,521

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended September 30, 2018
Revenues:
Third party(a)	$16,751	$5,395	$842	$22,988
Intersegment	2,931	1	787	3,719
Segment revenues	$19,682	$5,396	$1,629	$26,707
Segment income from operations	$666	$161	$679	$1,506

Supplemental Data
Depreciation and amortization(b)	$257	$76	$205	$538
Capital expenditures and investments(c)	226	98	593	917

(In millions)	Refining & Marketing	Retail	Midstream	Total
Nine Months Ended September 30, 2019
Revenues:
Third party(a)	$65,043	$24,997	$2,817	$92,857
Intersegment	15,011	6	3,685	18,702
Segment revenues	$80,054	$25,003	$6,502	$111,559
Segment income from operations	$1,455	$1,105	$2,705	$5,265

Supplemental Data
Depreciation and amortization(b)	$1,235	$369	$925	$2,529
Capital expenditures and investments(c)	1,385	370	2,420	4,175

(In millions)	Refining & Marketing	Retail	Midstream	Total
Nine Months Ended September 30, 2018
Revenues:
Third party(a)	$46,635	$15,231	$2,305	$64,171
Intersegment	8,181	4	2,180	10,365
Segment revenues	$54,816	$15,235	$4,485	$74,536
Segment income from operations	$1,558	$415	$1,863	$3,836

Supplemental Data
Depreciation and amortization(b)	$761	$228	$577	$1,566
Capital expenditures and investments(c)	613	225	1,676	2,514

(a)	Includes related party sales. See Note 6 for additional information.

(b)
Differences between segment totals and MPC consolidated totals represent amounts related to corporate and other unallocated items and are included in items not allocated to segments in the reconciliation below.

(c)	Capital expenditures include changes in capital accruals and investments in affiliates. See reconciliation from segment totals to MPC consolidated total capital expenditures below.

The following reconciles segment income from operations to income before income taxes as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Segment income from operations	$2,244	$1,506	$5,265	$3,836
Items not allocated to segments:
Corporate and other unallocated items(a)	(198)	(99)	(568)	(269)
Capline restructuring gain(b)	—	—	207	—
Transaction-related costs(c)	(22)	(4)	(147)	(14)
Litigation	—	—	(22)	—
Impairments	—	—	—	1
Income from operations	2,024	1,403	4,735	3,554
Net interest and other financial costs	317	240	945	618
Income before income taxes	$1,707	$1,163	$3,790	$2,936

(a)
Corporate and other unallocated items consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Retail segments.

(b)	See Note 13.

(c)	The transaction-related costs recognized in the 2019 year-to-date period include the recognition of an obligation for employee benefits provided to former Andeavor employees.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Segment capital expenditures and investments	$1,521	$917	$4,175	$2,514
Less investments in equity method investees	197	104	792	222
Plus items not allocated to segments:
Corporate	30	7	44	42
Capitalized interest	32	21	97	55
Total capital expenditures(a)	$1,386	$841	$3,524	$2,389

(a)
Capital expenditures include changes in capital accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the nine months ended September 30, 2019 and 2018 as reported in the consolidated statements of cash flows.

10. NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Interest income	$(12)	$(26)	$(30)	$(71)
Interest expense	352	233	1,042	675
Interest capitalized	(45)	(21)	(112)	(55)
Pension and other postretirement non-service costs(a)	6	45	6	47
Loss on extinguishment of debt	—	—	—	4
Other financial costs	16	9	39	18
Net interest and other financial costs	$317	$240	$945	$618

(a)	See Note 21.

11. INCOME TAXES
The combined federal, state and foreign income tax rate was 20 percent and 19 percent for the three months ended September 30, 2019 and 2018, respectively, and 21 percent and 18 percent for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate for the three months ended September 30, 2019 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests offset by equity compensation and state and local tax expense. The effective tax rate for the nine months ended September 30, 2019 was equal to the U.S. statutory rate of 21 percent primarily due to $36 million of state deferred tax expense recorded as an out of period adjustment, offset by permanent tax differences related to net income attributable to noncontrolling interests. The effective tax rate for the three and nine months ended September 30, 2018 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interest offset by state and local tax expense.
During the first quarter of 2019, MPC’s deferred tax liabilities increased $68 million with an offsetting increase to goodwill and the provision for income taxes of $32 million and $36 million, respectively for an out of period adjustment to correct the tax effects recorded in 2018 related to the Andeavor acquisition. The impact of the adjustment was not material to any previous period.
We are continuously undergoing examination of our income tax returns, which have been completed through the 2006 tax year for state returns and the 2008 tax year for our U.S. federal return. As of September 30, 2019, we had $201 million of unrecognized tax benefits.
Prior to its spinoff on June 30, 2011, Marathon Petroleum Corporation was included in the Marathon Oil Corporation (“Marathon Oil”) U.S. federal income tax returns for all applicable years. During the third quarter of 2017, Marathon Oil received a notice of Final Partnership Administrative Adjustment (“FPAA”) from the U.S. Internal Revenue Service for taxable year 2010, relating to certain partnership transactions. Marathon Oil filed a U.S. Tax Court petition disputing these adjustments during the fourth quarter of 2017. We received an FPAA for taxable years 2011-2014 for items resulting from this matter and filed a U.S. Tax Court petition for tax years 2011-2014 to dispute these corollary adjustments in the fourth quarter of 2017. In the third quarter of 2019, the U.S. Tax court entered a decision in favor of both Marathon Oil and us for all material items and the U.S. Internal Revenue Service is in the process of preparing the final reports for these tax years.
Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 23 for indemnification information.
12. INVENTORIES

(In millions)	September 30, 2019	December 31, 2018
Crude oil and refinery feedstocks	$3,415	$3,655
Refined products	5,152	5,234
Materials and supplies	907	720
Merchandise	222	228
Total	$9,696	$9,837

Inventories are carried at the lower of cost or market value. The cost of inventories of crude oil and refinery feedstocks, refined products and merchandise is determined primarily under the LIFO method. There were no LIFO inventory liquidations recognized for the nine months ended September 30, 2019.
13. EQUITY METHOD INVESTMENTS
During the three months ended March 31, 2019, we executed agreements with Capline Pipeline Company LLC (“Capline LLC”) to contribute our 33 percent undivided interest in Capline pipeline system in exchange for a 33 percent ownership interest in Capline LLC. In connection with our execution of these agreements, Capline LLC initiated a binding open season for southbound service from Patoka, IL to St. James, LA or Liberty, MS, with an additional origination point at Cushing, OK. Service from Cushing, OK is part of a joint tariff with Diamond pipeline. Crude oil service is expected to begin in the first half of 2021.

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
14. PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2019	December 31, 2018
Refining & Marketing	$28,470	$27,590
Retail	6,939	6,637
Midstream	26,652	25,692
Corporate and Other	1,229	1,294
Total	63,290	61,213
Less accumulated depreciation	18,256	16,155
Property, plant and equipment, net	$45,034	$45,058

15. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2019
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$176	$9	$—	$(161)	$24	$77
Liabilities:
Commodity contracts	$165	$12	$—	$(176)	$1	$—
Embedded derivatives in commodity contracts	—	—	54	—	54	—

	December 31, 2018
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$370	$31	$—	$(323)	$78	$2
Liabilities:
Commodity contracts	$255	$37	$—	$(284)	$8	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2019, cash collateral of $15 million was netted with the mark-to-market derivative liabilities. As of December 31, 2018, cash collateral of $52 million was netted with mark-to-market derivative assets and $13 million was netted with mark-to-market derivative liabilities.

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
Level 3 instruments are OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at September 30, 2019 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.41 to $1.07 per gallon and (2) the probability of renewal of 93 percent for the first five-term and 82.5 percent for the second five-term of the natural gas purchase agreement and the related keep-whole processing agreement. For these contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Beginning balance	$65	$68	$61	$66
Unrealized and realized losses included in net income	(9)	20	(2)	29
Settlements of derivative instruments	(2)	(4)	(5)	(11)
Ending balance	$54	$84	$54	$84

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the end of period:	$(9)	$21	$(5)	$22

Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities and term loan facility, which include variable interest rates, approximate fair value. The fair value of our fixed and floating rate long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $28.3 billion and $30.2 billion at September 30, 2019, respectively, and approximately $27.0 billion and $26.5 billion at December 31, 2018, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of September 30, 2019 and December 31, 2018 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(In millions)	September 30, 2019
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$184	$176
Other current liabilities(a)	1	6
Deferred credits and other liabilities(a)	—	49

(In millions)	December 31, 2018
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$400	$283
Other current liabilities(a)	1	16
Deferred credits and other liabilities(a)	—	54

(a)	Includes embedded derivatives.

The table below summarizes open commodity derivative contracts for crude oil, refined products and blending products as of September 30, 2019.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	92.1%	35,825	40,897
Refined products	97.1%	17,014	11,258
Blending products	84.2%	2,750	7,708
OTC
Crude oil	100.0%	160	—
Blending products	100.0%	313	313

(a)	Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 6,520 long and 1,500 short; Refined products - 925 long and 225 short; Blending products - 257 long and 182 short

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2019	2018	2019	2018
Sales and other operating revenues	$(1)	$3	$(18)	$1
Cost of revenues	50	(69)	(15)	(152)
Total	$49	$(66)	$(33)	$(151)

17. DEBT
Our outstanding borrowings at September 30, 2019 and December 31, 2018 consisted of the following:

(In millions)	September 30, 2019	December 31, 2018
Marathon Petroleum Corporation	$9,174	$9,114
MPLX LP	20,120	13,856
ANDX(a)	—	5,010
Total debt	$29,294	$27,980
Unamortized debt issuance costs	(137)	(128)
Unamortized discount	(318)	(328)
Amounts due within one year	(557)	(544)
Total long-term debt due after one year	$28,282	$26,980

(a)
On July 30, 2019, MPLX acquired ANDX and assumed its debt obligations. See Note 3 and the discussion below for additional information. The ANDX December 31, 2018 balance includes senior notes of $3,750 million, borrowings under the revolving and dropdown credit facilities of $1,245 million and capital leases of $15 million.

Available Capacity under our Facilities

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC 364-day bank revolving credit facility	$1,000	$—	$—	$1,000	—	September 2020
MPC bank revolving credit facility	5,000	—	1	4,999	—	October 2023
MPC trade receivables securitization facility	750	—	—	750	—	July 2021
MPLX bank revolving credit facility	3,500	—	3	3,497	—	July 2024
MPLX term loan facility	1,000	500	—	500	2.795%	September 2021

MPC 364-Day Bank Revolving Credit Facility
On July 26, 2019, we entered into a new $1 billion 364-day revolving credit facility with a syndicate of banks that become effective upon the expiration of our existing $1 billion 364-day revolving credit facility in September 2019. The new 364-day revolving credit facility contains substantially the same terms and conditions as our existing 364-day revolving credit facility and will expire in September 2020.
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
MPLX Term Loan
On September 26, 2019, MPLX entered into a term loan agreement with a syndicate of lenders providing for borrowings up to $1 billion available to be drawn in up to four separate borrowings. If not fully utilized, the term loan commitments expire 90 days after September 26, 2019. Borrowings under the term loan agreement bear interest, at MPLX’s election, at either the Adjusted LIBO Rate (as defined in the term loan agreement) plus a margin or the Alternate Base Rate (as defined in the term loan agreement) plus a margin. The applicable margin to the benchmark interest rates fluctuate from time-to-time based on our credit ratings. The proceeds from borrowings under the term loan agreement are to be used to fund the repayment of MPLX’s existing indebtedness and/or for general business purposes. The term loan agreement matures on September 26, 2021 and may be prepaid at any time without premium or penalty.
The term loan agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider to be customary for an agreement of this type and are substantially similar to MPLX’s existing revolving credit facility, including a covenant that requires MPLX’s ratio of Consolidated Total Debt to Consolidated EBITDA (as both terms are defined in the Term Loan Agreement) for the four prior fiscal quarters not to exceed 5.0 to 1.0 as of the last day of each fiscal quarter (or during the six-month period following certain acquisitions, 5.5 to 1.0). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period.
MPLX Floating Rate Senior Notes
On September 9, 2019, MPLX issued $2 billion aggregate principal amount of floating rate senior notes in a public offering, consisting of $1 billion aggregate principal amount of notes due September 2021 and $1 billion aggregate principal amount of notes due September 2022. The proceeds were used to repay various outstanding MPLX borrowings and for general business purposes. Interest is payable quarterly in March, June, September and December, commencing on December 9, 2019. The interest rate applicable to the floating rate senior notes due September 2021 is LIBOR plus 0.9% while the interest rate applicable to the floating rate senior notes due September 2022 is LIBOR plus 1.1%.

MPLX Senior Notes
In connection with the merger of MPLX and ANDX, MPLX assumed ANDX’s outstanding senior notes which had an aggregate principal amount of $3.75 billion, with interest rates ranging from 3.5% to 6.375% and maturity dates ranging from 2019 to 2047. On September 23, 2019, approximately $3.06 billion aggregate principal amount of ANDX’s outstanding senior notes were exchanged for new unsecured senior notes issued by MPLX having the same maturity and interest rates as the ANDX senior notes in an exchange offer and consent solicitation undertaken by MPLX, leaving approximately $690 million aggregate principal of outstanding senior notes held by ANDX. Of this, $500 million was related to the 5.5% unsecured senior notes due 2019. The principal amount of $500 million and accrued interest of $14 million was paid on October 15, 2019 and includes interest through the payoff date.
18. REVENUE
The following table presents our revenues disaggregated by segment and product line.

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended September 30, 2019
Refined products	$20,330	$6,956	$176	$27,462
Merchandise	1	1,697	—	1,698
Crude oil and refinery feedstocks	945	—	41	986
Midstream services and other	161	24	712	897
Sales and other operating revenues	$21,437	$8,677	$929	$31,043

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended September 30, 2018
Refined products	$15,636	$4,051	$238	$19,925
Merchandise	1	1,339	—	1,340
Crude oil and refinery feedstocks	1,009	—	60	1,069
Midstream services and other	105	5	544	654
Sales and other operating revenues	$16,751	$5,395	$842	$22,988

(In millions)	Refining & Marketing	Retail	Midstream	Total
Nine Months Ended September 30, 2019
Refined products	$60,963	$20,206	$593	$81,762
Merchandise	3	4,719	—	4,722
Crude oil and refinery feedstocks	3,682	—	145	3,827
Midstream services and other	395	72	2,079	2,546
Sales and other operating revenues	$65,043	$24,997	$2,817	$92,857

(In millions)	Refining & Marketing	Retail	Midstream	Total
Nine Months Ended September 30, 2018
Refined products	$43,493	$11,462	$649	$55,604
Merchandise	3	3,753	—	3,756
Crude oil and refinery feedstocks	2,871	—	154	3,025
Midstream services and other	268	16	1,502	1,786
Sales and other operating revenues	$46,635	$15,231	$2,305	$64,171

We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of September 30, 2019, we do not have future performance obligations that are material to future periods.

Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at September 30, 2019 include matching buy/sell receivables of $2.25 billion.
19. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$871	$520
Net income taxes paid to taxing authorities	376	153
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases(a)	572	—
Interest payments under finance lease obligations(a)	25	—
Net cash provided by financing activities included:
Principal payments under finance lease obligations(a)	35	—
Non-cash investing and financing activities:
Capital leases	—	171
Right of use assets obtained in exchange for new operating lease obligations(a)	235	—
Right of use assets obtained in exchange for new finance lease obligations(a)	87	—
Contribution of net assets to Capline LLC(b)	143	—
Recognition of Capline LLC equity method investment(b)	350	—

(a)	Disclosure added in 2019 following the adoption of ASC 842.

(b)	See Note 13.

(In millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$1,525	$1,687
Restricted cash(a)	3	38
Cash, cash equivalents and restricted cash	$1,528	$1,725

(a)	The restricted cash balance is included within other current assets on the consolidated balance sheets.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2019	2018
Additions to property, plant and equipment per the consolidated statements of cash flows	$3,823	$2,315
Asset retirement expenditures	1	7
Increase (decrease) in capital accruals	(300)	67
Total capital expenditures	$3,524	$2,389

20. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2017	$(190)	$(48)	$4	$3	$(231)
Other comprehensive income (loss) before reclassifications, net of tax of $10	35	(1)	(2)	—	32
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(25)	(2)	—	—	(27)
– actuarial loss(a)	26	(1)	—	—	25
– settlement loss(a)	47	—	—	—	47
Other	—	—	—	(4)	(4)
Tax effect	(12)	1	—	1	(10)
Other comprehensive income (loss)	71	(3)	(2)	(3)	63
Balance as of September 30, 2018	$(119)	$(51)	$2	$—	$(168)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2018	$(132)	$(23)	$2	$9	$(144)
Other comprehensive income (loss) before reclassifications, net of tax of ($20)	(58)	1	—	—	(57)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(34)	—	—	—	(34)
– actuarial loss(a)	16	(1)	—	—	15
– settlement loss(a)	9	—	—	—	9
Other	—	—	—	(4)	(4)
Tax effect	2	—	—	1	3
Other comprehensive loss	(65)	—	—	(3)	(68)
Balance as of September 30, 2019	$(197)	$(23)	$2	$6	$(212)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.

21. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30, 2019
	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$57	$36	$8	$7
Interest cost	27	18	9	7
Expected return on plan assets	(31)	(25)	—	—
Amortization – prior service credit	(11)	(9)	—	—
– actuarial loss	5	9	—	(1)
– settlement loss	7	45	—	—
Net periodic benefit cost	$54	$74	$17	$13

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$175	$107	$24	$22
Interest cost	82	54	28	22
Expected return on plan assets	(94)	(75)	—	—
Amortization – prior service credit	(34)	(25)	—	(2)
– actuarial loss	16	26	(1)	(1)
– settlement loss	9	47	—	—
Net periodic benefit cost	$154	$134	$51	$41

The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the nine months ended September 30, 2019, we made contributions of $267 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $16 million and $32 million, respectively, during the nine months ended September 30, 2019.
22. LEASES
For further information regarding the adoption of ASC 842, including the method of adoption and practical expedients elected, see Note 2.
Lessee
We lease a wide variety of facilities and equipment including land and building space, office and field equipment, storage facilities and transportation equipment. Our remaining lease terms range from less than one year to 60 years. Most long-term leases include renewal options ranging from less than one year to 50 years and, in certain leases, also include purchase options. The lease term included in the measurement of right of use assets and lease liabilities includes options to extend or terminate our leases that we are reasonably certain to exercise. Options were included in the lease term primarily for retail store sites where we constructed property, plant and equipment on leased land that is expected to exist beyond the initial lease term.

Under ASC 842, the components of lease cost were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2019	2019
Finance lease cost:
Amortization of right of use assets	$17	$46
Interest on lease liabilities	12	32
Operating lease cost	209	597
Variable lease cost	23	66
Short-term lease cost	197	511
Total lease cost	$458	$1,252

Supplemental balance sheet data related to leases were as follows:

(In millions)	September 30, 2019
Operating leases
Assets
Right of use assets	$2,522
Liabilities
Operating lease liabilities	$586
Long-term operating lease liabilities	1,962
Total operating lease liabilities	$2,548

Weighted average remaining lease term (in years)	6.4
Weighted average discount rate	4.09%

Finance leases
Assets
Property, plant and equipment, gross	$814
Accumulated depreciation	224
Property, plant and equipment, net	$590
Liabilities
Debt due within one year	$55
Long-term debt	654
Total finance lease liabilities	$709

Weighted average remaining lease term (in years)	12.1
Weighted average discount rate	6.56%

As of September 30, 2019, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Operating	Finance
2019	$174	$29
2020	665	94
2021	572	86
2022	388	94
2023	277	96
2024 and thereafter	855	611
Gross lease payments	2,931	1,010
Less: imputed interest	383	301
Total lease liabilities	$2,548	$709

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

Lessor
MPLX has certain natural gas gathering, transportation and processing agreements in which it is considered to be the lessor under several implicit operating lease arrangements in accordance with GAAP. MPLX’s primary implicit lease operations relate to a natural gas gathering agreement in the Marcellus region for which it earns a fixed-fee for providing gathering services to a single producer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. The primary term of the natural gas gathering arrangement expires in 2038 and will continue thereafter on a year-to-year basis until terminated by either party. Other implicit leases relate to a natural gas processing agreement in the Marcellus region and a natural gas processing agreement in the Southern Appalachia region for which MPLX earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. The primary terms of these natural gas processing agreements expire during 2023 and 2033.

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
Our revenue from implicit lease arrangements, excluding executory costs, totaled approximately $64 million and $195 million for the three and nine months ended September 30, 2019, respectively. The implicit lease arrangements related to the processing facilities contain contingent rental provisions whereby we receive additional fees if the producer customer exceeds the monthly minimum processed volumes. During the three and nine months ended September 30, 2019, MPLX did not receive any material contingent lease payments. The following is a schedule of minimum future rentals on the non‑cancellable operating leases as of September 30, 2019:

(In millions)
2019	$47
2020	186
2021	178
2022	176
2023	170
2024 and thereafter	1,269
Total minimum future rentals	$2,026

The following schedule summarizes our investment in assets held for operating lease by major classes as of September 30, 2019:

(In millions)	September 30, 2019
Natural gas gathering and NGL transportation pipelines and facilities	$1,061
Natural gas processing facilities	633
Terminal and related assets	82
Land, building, office equipment and other	45
Property, plant and equipment	1,821
Less accumulated depreciation	304
Property, plant and equipment, net	$1,517

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
At September 30, 2019 and December 31, 2018, accrued liabilities for remediation totaled $447 million and $455 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $30 million and $35 million at September 30, 2019 and December 31, 2018, respectively.
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
In May 2007, the Kentucky attorney general filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleged that we overcharged customers by $89 million during September and October 2005. The complaint sought disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. In May 2011, the Kentucky attorney general amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky governor on April 26, 2011 and which have since expired. The court denied the attorney general’s request for immediate injunctive relief. In July 2019, MPC and the attorney general reached a settlement to resolve this litigation. This resolution did not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Guarantees related to indebtedness of equity method investees—MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements vary but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of September 30, 2019.
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
The Equity Contribution Agreement requires us to contribute our pro rata share of any amounts necessary to allow Gray Oak Pipeline to cure any payment defaults under the construction loan facility or to repay all amounts outstanding under the facility, including principal, accrued interest, fees and expenses, in certain circumstances, including the abandonment of the Gray Oak pipeline project prior to completion or the failure of Gray Oak Pipeline to repay or refinance the construction loan facility prior to its scheduled maturity date of June 3, 2022. Gray Oak may borrow up to $1.43 billion under the construction loan facility (after giving effect to the exercise of all options to increase its borrowing capacity). As of September 30, 2019, our maximum potential undiscounted payments under the Equity Contribution Agreement for the debt principal totaled $226 million.
In connection with MPLX’s approximate nine percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system, MPLX has entered into a Contingent Equity Contribution Agreement. MPLX, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. As of September 30, 2019, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement was approximately $230 million.

In connection with our 50 percent indirect interest in Crowley Ocean Partners LLC, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of September 30, 2019, our maximum potential undiscounted payments under this agreement for debt principal totaled $125 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of September 30, 2019, our maximum potential undiscounted payments under this arrangement was $122 million.
Marathon Oil indemnifications—In conjunction with our spinoff from Marathon Oil, we have entered into arrangements with Marathon Oil providing indemnities and guarantees with recorded values of $1 million as of September 30, 2019, which consist of unrecognized tax benefits related to MPC, its consolidated subsidiaries and the refining, marketing and transportation business operations prior to our spinoff which are not already reflected in the unrecognized tax benefits described in Note 11, and other contingent liabilities Marathon Oil may incur related to taxes. Furthermore, the separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $122 million as of September 30, 2019, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual Commitments and Contingencies
At September 30, 2019, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.55 billion.
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
24. SUBSEQUENT EVENT
On October 31, 2019, we announced plans to separate our retail transportation fuel and convenience store business, which is operated primarily under the Speedway brand, into an independent, publicly traded company. The transaction is intended to take the form of a tax-free distribution to MPC shareholders of publicly traded stock in the new independent retail transportation fuel and convenience store company. The transaction is expected to be completed by year-end 2020, subject to market, regulatory and certain other conditions, including final approval by the MPC Board of Directors, receipt of customary assurances regarding the intended tax-free nature of the transaction, and the effectiveness of a registration statement to be filed with the SEC. The Speedway business is currently a reporting unit within our Retail segment. Subsequent to the completion of the separation, the historical results of the Speedway business will be presented as discontinued operations in our consolidated financial statements.

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

•
with respect to the planned separation of our retail transportation fuel and convenience store business, which is operated primarily under the Speedway brand, the ability to successfully complete the separation within the expected timeframe or at all, based on numerous factors including the macroeconomic environment, credit markets and equity markets, our ability to satisfy customary conditions, and our ability to achieve our strategic and other objectives;

•	with respect to the Midstream review, our ability to achieve the strategic and other objectives related to the strategic review;

•	the ability to complete any divestitures on commercially reasonable terms and/or within the expected timeframe;

•	future levels of revenues, refining and marketing margins, operating costs, retail gasoline and distillate margins, merchandise margins, income from operations, net income or earnings per share;

•	the regional, national and worldwide availability and pricing of refined products, crude oil, natural gas, NGLs and other feedstocks;

•	consumer demand for refined products;

•	our ability to manage disruptions in credit markets or changes to our credit rating;

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	the reliability of processing units and other equipment;

•	business strategies, growth opportunities and expected investments;

•	share repurchase authorizations, including the timing and amounts of any common stock repurchases;

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
We have three strong brands: Marathon®, Speedway® and ARCO®. Approximately 6,800 branded outlets, primarily carrying the Marathon brand name, are operated by independent entrepreneurs in 35 states, the District of Columbia and Mexico. We believe our Retail segment operates the second largest chain of company-owned and operated retail transportation fuel and convenience stores in the United States, with approximately 3,930 convenience stores. Our Retail segment also sells transportation fuel to consumers through approximately 1,070 direct dealer locations. Our company-owned and operated locations primarily carry the Speedway® brand name and the direct dealer locations carry primarily the ARCO® brand name.

We are one of the largest midstream operators in North America. We primarily conduct our midstream operations through our ownership interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as natural gas and NGL gathering, processing, and fractionation assets. As of September 30, 2019, we owned, leased or had ownership interests in approximately 16,600 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream gathering and processing network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing.
At September 30, 2019, our operations consisted of three reportable segments: Refining & Marketing; Retail; and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

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

•
Midstream – transports, stores, distributes and markets crude oil and refined products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges; gathers, processes and transports natural gas; and gathers, transports, fractionates, stores and markets NGLs. The Midstream segment primarily reflects the results of MPLX.

Recent Developments
On October 31, 2019, we announced our intention to separate our retail transportation fuel and convenience store business, which is operated primarily under the Speedway brand, into an independent, publicly traded company. The transaction is intended to take the form of a tax-free distribution to MPC shareholders of publicly traded stock in the new independent retail transportation fuel and convenience store company. The transaction is expected to be completed by year-end 2020, subject to market, regulatory and certain other conditions, including final approval by the MPC Board of Directors, receipt of customary assurances regarding the intended tax-free nature of the transaction, and the effectiveness of a registration statement to be filed with the SEC. The Speedway business is currently a reporting unit within our Retail segment. MPC will retain its direct-dealer business, which is also included in the Retail segment as currently reported.
MPC’s board of directors has also formed a special committee to enhance its evaluation of potential value-creating options for our Midstream business. Among other aspects, the special Board committee will analyze the strategic fit of assets with MPC, the ability to realize full valuation credit for midstream earnings and cash flow, balance sheet impacts including liquidity and credit ratings, transaction tax impacts, separation costs, and overall complexity.
As described in Notes 4 and 5 to the unaudited consolidated financial statements, we have consolidated ANDX since October 1, 2018 in accordance with ASC 810 and previously recorded ANDX’s assets and liabilities to our balance sheet at preliminary fair values as of the Andeavor acquisition date of October 1, 2018.
On July 30, 2019, MPLX completed its acquisition of ANDX, and ANDX survived as a wholly-owned subsidiary of MPLX. At the effective time of the ANDX acquisition, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. Additionally, as a result of MPLX’s acquisition of ANDX, 600,000 ANDX preferred units were converted into 600,000 preferred units of MPLX (the “Series B preferred units”). Series B preferred unitholders are entitled to receive, when and if declared by the board, a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter.

The transaction simplifies MPLX and ANDX into a single listed entity to create a leading, large-scale, diversified midstream company anchored by fee-based cash flows. The combined entity will have an expanded geographic footprint that is expected to enhance its long-term growth opportunities and the sustainable cash flow profile of the business.
EXECUTIVE SUMMARY
Results
Select results are reflected in the following table. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Income from operations by segment
Refining & Marketing	$883	$666	$1,455	$1,558
Retail	442	161	1,105	415
Midstream	919	679	2,705	1,863
Items not allocated to segments	(220)	(103)	(530)	(282)
Income from operations	$2,024	$1,403	$4,735	$3,554
Net income attributable to MPC	$1,095	$737	$2,194	$1,829
Net income attributable to MPC per diluted share	$1.66	$1.62	$3.28	$3.92
Net income attributable to MPC was $1.10 billion, or $1.66 per diluted share, in the third quarter of 2019 compared to $737 million, or $1.62 per diluted share, for the third quarter of 2018. Net income attributable to MPC was $2.19 billion, or $3.28 per diluted share, in the first nine months of 2019 compared to $1.83 billion, or $3.92 per diluted share, for the first nine months of 2018. In both periods of 2019, primarily as a result of the Andeavor acquisition, increased income from operations was partially offset by increased net interest and other financial costs, provision for income taxes and net income attributable to noncontrolling interests.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the third quarter of 2019 as compared to the third quarter of 2018 and the first nine months of 2019 as compared to the first nine months of 2018.
Andeavor Acquisition
On October 1, 2018, we completed the Andeavor acquisition. Andeavor stockholders received in the aggregate approximately 239.8 million shares of MPC common stock valued at $19.8 billion and approximately $3.5 billion in cash in connection with the Andeavor acquisition.

Andeavor was a highly integrated marketing, logistics and refining company operating primarily in the Western and Mid-Continent United States. Andeavor’s operations included procuring crude oil from its source or from other third parties, transporting the crude oil to one of its 10 refineries, and producing, marketing and distributing refined products. Its marketing system included more than 3,300 stations marketed under multiple well-known fuel brands including ARCO®. Also, we acquired the general partner and 156 million common units of ANDX, which was formed to own, operate, develop and acquire logistics assets. Its assets are integral to the success of our refining and marketing operations and are used to gather crude oil, natural gas, and water, process natural gas and distribute, transport and store crude oil and refined products. On July 30, 2019, MPLX completed its acquisition of ANDX.
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
MPLX
We owned approximately 666 million MPLX common units at September 30, 2019 with a market value of $18.65 billion based on the September 30, 2019 closing price of $28.01 per common unit. On October 25, 2019, MPLX declared a quarterly cash distribution of $0.6775 per common unit payable on November 14, 2019. As a result, MPLX will make distributions totaling $704 million to its common unitholders. MPC’s portion of these distributions is approximately $438 million.
We received MPLX limited partner distributions of $1.39 billion and $775 million in the nine months ended September 30, 2019 and 2018, respectively. These distributions include MPLX distributions received in the nine months ended September 30, 2019 and 2018 and ANDX distributions received in the nine months ended September 30, 2019.
See Note 3 to the unaudited consolidated financial statements for additional information on MPLX.
Share Repurchases
During the nine months ended September 30, 2019, we returned $1.89 billion to our shareholders through repurchases of approximately 33 million shares of common stock at an average price per share of $58.75.
Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $14.98 billion of our common stock, leaving $3.02 billion available for repurchases as of September 30, 2019. See Note 8 to the unaudited consolidated financial statements.
Liquidity
As of September 30, 2019, we had cash and cash equivalents of approximately $1.48 billion, excluding MPLX cash and cash equivalents of $41 million, no borrowings and $1 million in letters of credit outstanding under our $6.0 billion bank revolving credit facilities and no borrowings outstanding under our $750 million trade receivables facility, resulting in cash and available liquidity of $8.23 billion. As of September 30, 2019, MPLX had approximately $3.50 billion available through its bank revolving credit agreement and $1.38 billion available through its intercompany credit facility with MPC.
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
On July 26, 2019, we entered into a new $1 billion 364-day revolving credit facility with a syndicate of banks that became effective upon the expiration of our existing $1 billion 364-day revolving facility in September 2019. The new 364-day revolving credit facility contains substantially the same terms and conditions as our existing 364-day revolving credit facility and will expire in September 2020.
On July 19, 2019, we amended our $750 million trade receivables securitization facility to extend the maturity date to July 16, 2021.

OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment income from operations depends largely on our Refining & Marketing margin and refinery throughputs.
Our Refining & Marketing margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries and the costs of products purchased for resale. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same direction as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Gulf Coast, Mid-Continent and West Coast 3-2-1 crack spreads that we believe most closely track our operations and slate of products. The following are used for these crack-spread calculations:

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
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2019	2018	Variance	2019	2018	Variance
Revenues and other income:
Sales and other operating revenues	$31,043	$22,988	$8,055	$92,857	$64,171	$28,686
Income from equity method investments	124	96	28	330	262	68
Net gain on disposal of assets	4	1	3	222	6	216
Other income	31	47	(16)	96	122	(26)
Total revenues and other income	31,202	23,132	8,070	93,505	64,561	28,944
Costs and expenses:
Cost of revenues (excludes items below)	27,300	20,606	6,694	82,942	57,772	25,170
Depreciation and amortization	855	555	300	2,660	1,616	1,044
Selling, general and administrative expenses	833	445	388	2,618	1,271	1,347
Other taxes	190	123	67	550	348	202
Total costs and expenses	29,178	21,729	7,449	88,770	61,007	27,763
Income from operations	2,024	1,403	621	4,735	3,554	1,181
Net interest and other financial costs	317	240	77	945	618	327
Income before income taxes	1,707	1,163	544	3,790	2,936	854
Provision for income taxes	340	222	118	797	525	272
Net income	1,367	941	426	2,993	2,411	582
Less net income attributable to:
Redeemable noncontrolling interest	20	19	1	61	55	6
Noncontrolling interests	252	185	67	738	527	211
Net income attributable to MPC	$1,095	$737	$358	$2,194	$1,829	$365
Third Quarter 2019 Compared to Third Quarter 2018
Net income attributable to MPC increased $358 million in the third quarter of 2019 compared to the third quarter of 2018 primarily due to an increase in income from operations, partially offset by increases in the provision for income taxes, net interest and other financial costs and net income attributable to noncontrolling interests.
Revenues and other income increased $8.07 billion. Sales and other operating revenues increased $8.06 billion primarily due to increased Refining & Marketing segment refined product sales volumes, which increased 1,324 mbpd, largely due to the Andeavor acquisition on October 1, 2018.
Costs and expenses increased $7.45 billion primarily due to:

•	increased cost of revenues of $6.69 billion mainly due to the inclusion of costs related to the Andeavor operations following the acquisition;

•	increased depreciation and amortization of $300 million primarily due to the depreciation of the fair value of assets acquired in connection with the Andeavor acquisition;

•
increased selling, general and administrative expenses of $388 million largely due to the inclusion of costs related to Andeavor operations and reflecting MPC’s classification of costs and expenses; and

•	increased other taxes of $67 million primarily due to the inclusion of other taxes related to the acquired Andeavor operations.

Net interest and other financial costs increased $77 million mainly due to debt assumed in the acquisition of Andeavor and increased MPLX borrowings, partially offset by a decrease in pension settlement losses of $38 million.
Provision for income taxes increased $118 million primarily due to increased income before income taxes of $544 million. The combined federal, state and foreign income tax rate was 20 percent and 19 percent for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate for the three months ended September 30, 2019 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests offset by equity compensation and state and local tax expense. The effective tax rate for the three months ended September 30, 2018 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests offset by state and local tax expense.
Net income attributable to noncontrolling interests increased $67 million primarily due to net income attributable to noncontrolling interest in ANDX, which was acquired by MPLX on July 30, 2019.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net income attributable to MPC increased $365 million in the first nine months of 2019 compared to the first nine months of 2018 primarily due to an increase in income from operations, partially offset by increases in net interest and other financial costs, provision for income taxes and net income attributable to noncontrolling interests.
Revenues and other income increased $28.94 billion primarily due to:

•
increased sales and other operating revenues of $28.69 billion primarily due to increased Refining & Marketing segment refined product sales volumes, which increased 1,384 mbpd, largely due to the Andeavor acquisition on October 1, 2018;

•	increased income from equity method investments of $68 million largely due to income from midstream affiliates; and

•
increased net gain on disposal of assets of $216 million mainly due to a $207 million gain recognized in connection with MPC’s exchange of its undivided interest in the Capline pipeline system for an equity ownership in Capline LLC.

Costs and expenses increased $27.76 billion primarily due to:

•	increased cost of revenues of $25.17 billion primarily due to the inclusion of costs related to the Andeavor operations following the acquisition;

•	increased depreciation and amortization of $1.04 billion largely due to the depreciation of the fair value of assets acquired in connection with the Andeavor acquisition;

•
increased selling, general and administrative expenses of $1.35 billion mainly due to the inclusion of costs related to Andeavor operations and reflecting MPC’s classification of costs and expenses; and

•	increased other taxes of $202 million primarily due to the inclusion of other taxes related to the acquired Andeavor operations.
Net interest and other financial costs increased $327 million largely due to debt assumed in the acquisition of Andeavor and increased MPLX borrowings, partially offset by a decrease in pension settlement losses of $38 million.
Provision for income taxes increased $272 million primarily due to increased income before income taxes of $854 million and $36 million of state deferred tax expense recorded as an out of period adjustment related to the Andeavor acquisition. The combined federal, state and foreign income tax rate was 21 percent and 18 percent for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate for the nine months ended September 30, 2019 was equal to the U.S. statutory rate of 21 percent primarily due to $36 million of state deferred tax expense recorded as an out of period adjustment, offset by permanent tax differences related to net income attributable to noncontrolling interests. The effective tax rate for the nine months ended September 30, 2018 was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests offset by state and local tax expense.
Net income attributable to noncontrolling interests increased $211 million primarily due to net income attributable to noncontrolling interest in ANDX, which was acquired by MPLX on July 30, 2019.

Segment Results

Our segment income from operations was approximately $5.27 billion and $3.84 billion for the nine months ended September 30, 2019 and 2018, respectively. The following shows the percentage of segment income from operations by segment for these periods.

Refining & Marketing
The following includes key financial and operating data for the third quarter of 2019 compared to the third quarter of 2018 and the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.
We revised our Refining & Marketing segment supplemental reporting in the second quarter as shown in the table on page 44. Costs formerly included in Refining & Marketing’s direct operating costs category are now presented in three categories: refining operating costs, refining planned turnaround costs and depreciation and amortization. We also present distribution costs, formerly referred to as other operating expenses, which are primarily related to transportation and marketing of refined products, including fees paid to MPLX.

(a)	Includes intersegment sales and sales destined for export.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Refining & Marketing Operating Statistics
Total refinery throughputs (mbpd)	3,156	2,032	3,125	1,992
Refining & Marketing margin per barrel(a)(b)	$14.66	$14.25	$13.72	$13.48
Less:
Refining operating costs per barrel(c)	5.44	4.25	5.45	4.55
Distribution costs per barrel(d)	4.31	4.17	4.48	4.02
Other per barrel(e)	(0.05)	(0.17)	(0.05)	(0.15)
Refining planned turnaround costs per barrel	0.56	1.06	0.69	0.80
Depreciation and amortization per barrel	1.45	1.38	1.46	1.40
Purchase accounting-depreciation and amortization(f)	(0.09)	—	(0.01)	—
Refining & Marketing segment income per barrel	$3.04	$3.56	$1.70	$2.86

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by total refinery throughputs.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

(c)	Includes refining major maintenance and operating costs. Excludes turnaround and depreciation and amortization expense.

(d)
Includes fees paid to MPLX. On a per barrel throughput basis, these fees were $2.74 and $3.22 for the three months ended September 30, 2019 and 2018, respectively, and $2.79 and $3.08 for the nine months ended September 30, 2019 and 2018, respectively. Excludes depreciation and amortization expense.

(e)	Includes income from equity method investments, net gain on disposal of assets and other income.

(f)	Reflects the cumulative effects through June 30, 2019 related to a measurement period adjustment arising from the finalization of purchase accounting.

The following table presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. Following the acquisition of Andeavor in October 2018, we expanded the benchmark prices included in these tables to include market information for the West Coast region of the United States, including LA CARBOB and LA CARB diesel spot prices, ANS crude prices and a West Coast ANS 3-2-1 crack spread. However, since the results of the Andeavor businesses are only included in our results from October 1, 2018 forward, these market indicators did not affect our results for the third quarter and first nine months of 2018. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended September 30,		Nine Months Ended September 30,
Benchmark Spot Prices (dollars per gallon)	2019	2018	2019	2018
Chicago CBOB unleaded regular gasoline	$1.73	$2.06	$1.73	$1.94
Chicago ULSD	1.79	2.20	1.86	2.09
USGC CBOB unleaded regular gasoline	1.65	1.98	1.65	1.90
USGC ULSD	1.83	2.14	1.88	2.06
LA CARBOB	1.97	2.14	1.99	2.11
LA CARB diesel	1.94	2.22	2.00	2.15

Market Indicators (dollars per barrel)
LLS	$60.59	$74.14	$63.37	$71.06
WTI	56.44	69.43	57.10	66.79
ANS	63.02	75.42	65.27	72.25
Crack Spreads:
Mid-Continent WTI 3-2-1	$15.26	$17.79	$15.85	14.87
USGC LLS 3-2-1	10.05	9.84	8.12	9.15
West Coast ANS 3-2-1	17.77	14.07	17.21	15.00
Blended 3-2-1(a)	13.88	13.88	13.24	11.44
Crude Oil Differentials:
Sweet	$(1.31)	$(3.26)	$(2.40)	$(2.36)
Sour	(2.35)	(7.65)	(2.50)	(6.87)

(a)
Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 38/38/24 percent in 2019 and Blended 3-2-1 Mid-Continent/USGC crack spread is 40/60 percent in 2018, which reflects MPC’s capacity prior to the Andeavor acquisition. These blends are based on our refining capacity by region in each period.

Third Quarter 2019 Compared to Third Quarter 2018
Refining & Marketing segment revenues increased $6.86 billion primarily due to higher refined product sales volumes, which increased 1,324 mbpd mainly due to the Andeavor acquisition on October 1, 2018, partially offset by decreased average refined product sales prices of $0.23 per gallon.
Refinery crude oil capacity utilization was 98 percent during the third quarter of 2019 and total refinery throughputs increased 1,124 mbpd primarily due to the refineries acquired from Andeavor.
Refining & Marketing segment income from operations increased $217 million primarily driven by higher Refining & Marketing margin, which was partially offset by higher operating and distribution costs as well as higher depreciation and amortization. The increases in Refining & Marketing margin and costs and expenses were primarily due to increased sales and production volumes following the Andeavor acquisition.
Refining & Marketing margin was $14.66 per barrel for the third quarter of 2019 compared to $14.25 per barrel for the third quarter of 2018. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $1.4 billion on Refining & Marketing margin for the third quarter of 2019 compared to the third quarter of 2018, primarily due to an approximate $1.9 billion benefit from increased throughput volume, mainly attributed to the Andeavor acquisition, partially offset by narrower crude oil differentials. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields and other feedstock variances. These factors had an estimated net positive effect of $200 million on Refining & Marketing segment income in the third quarter of 2019 compared to the third quarter of 2018.
Refining operating costs, excluding depreciation and amortization, increased $1.19 per barrel and distribution costs, excluding depreciation and amortization, increased $0.14 per barrel primarily due to the inclusion of costs for the refining operations acquired from Andeavor. The per barrel cost increases, among other items, reflect the addition of Andeavor’s West Coast refineries, which generally have higher operating costs than the other regions in which we operate due to specific geographical location and regulatory factors. Distribution costs, excluding depreciation and amortization, include fees paid to MPLX of $794 million and $601 million for the third quarter of 2019 and 2018, respectively. Refining planned turnaround costs decreased $0.50 per barrel due to the timing of turnaround activity. Depreciation and amortization per barrel increased by $0.07, primarily due to intangible asset amortization related to the fair value of assets acquired from Andeavor as of October 1, 2018. During the period, we recorded a $0.09 per barrel adjustment to reduce depreciation and amortization which reflects the cumulative effects through June 30, 2019 related to a measurement period adjustment arising from the finalization of purchase accounting.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Refining & Marketing segment revenues increased $25.24 billion primarily due to higher refined product sales volumes, which increased 1,384 mbpd mainly due to the Andeavor acquisition on October 1, 2018, and decreased average refined product sales prices of $0.13 per gallon.
Refinery crude oil capacity utilization was 97 percent in the first nine months of 2019 and total refinery throughputs increased 1,133 mbpd primarily due to the refineries acquired from Andeavor.
Refining & Marketing segment income from operations decreased $103 million primarily driven by higher Refining & Marketing margin, more than offset by higher operating, distribution and depreciation and amortization costs. The increases in Refining & Marketing margin and costs and expenses are primarily due to increased sales and production volumes following the Andeavor acquisition.
Refining & Marketing margin was $13.72 per barrel for the first nine months of 2019 compared to $13.48 per barrel for the first nine months of 2018. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $4.9 billion on Refining & Marketing margin for the first nine months of 2019 compared to the first nine months of 2018, primarily due to an approximate $5.1 billion benefit from increased throughput volume, mainly attributed to the Andeavor acquisition, and wider sweet crude oil differentials, partially offset by narrower sour crude oil differentials. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields and other feedstock variances. These factors had an estimated net negative effect of approximately $500 million on Refining & Marketing segment income in the first nine months of 2019 compared to the first nine months of 2018.
Refining operating costs, excluding depreciation and amortization, increased $0.90 per barrel and distribution costs, excluding depreciation and amortization, increased $0.46 per barrel primarily due to the inclusion of costs for the refining operations acquired from Andeavor. The per barrel cost increases, among other items, reflect the addition of Andeavor’s West Coast refineries, which generally have higher operating costs than the other regions in which we operate due to specific geographical location and regulatory factors. Distribution costs, excluding depreciation and amortization, include fees paid to MPLX of $2.38 billion and $1.68 billion for the for the first nine months of 2019 and 2018, respectively. The first nine months of 2019 also increased due to one additional month of fixed fee services provided by MPLX due to timing of dropdown transactions in 2018. Refining planned turnaround costs decreased $0.11 per barrel due to the timing of turnaround activity. Depreciation and amortization per barrel increased by $0.06, primarily due to the intangible asset amortization related to the fair value of assets acquired from Andeavor as of October 1, 2018. During the period, we recorded a $0.01 per barrel adjustment to reduce depreciation and amortization which reflects the cumulative effects through June 30, 2019 related to a measurement period adjustment arising from the finalization of purchase accounting.

Supplemental Refining & Marketing Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Refining & Marketing Operating Statistics
Refined product export sales volumes (mbpd)(a)	379	280	407	289
Crude oil capacity utilization percent(b)	98	97	97	97
Refinery throughputs (mbpd):(c)
Crude oil refined	2,969	1,833	2,925	1,819
Other charge and blendstocks	187	199	200	173
Total	3,156	2,032	3,125	1,992
Sour crude oil throughput percent	47	52	49	53
Sweet crude oil throughput percent	53	48	51	47
Refined product yields (mbpd):(c)
Gasoline	1,553	942	1,538	942
Distillates	1,103	676	1,091	659
Propane	56	40	55	37
Feedstocks and petrochemicals	334	313	345	294
Heavy fuel oil	44	29	47	30
Asphalt	106	73	90	68
Total	3,196	2,073	3,166	2,030

(a)	Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

(b)	Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.

(c)
Excludes inter-refinery volumes which totaled 116 mbpd and 54 mbpd for the three months ended September 30, 2019 and 2018, respectively, and 98 mbpd and 53 mbpd for the nine months ended September 30, 2019 and 2018, respectively.

Retail
The following includes key financial and operating data for the third quarter of 2019 compared to the third quarter of 2018 and the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.

(a)
The price paid by consumers or direct dealers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable), divided by gasoline and distillate sales volume. Excludes LCM inventory valuation adjustments.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Financial and Operating Data	2019	2018	2019	2018
Average fuel sales prices (dollars per gallon)	$2.66	$2.80	$2.64	$2.71
Merchandise sales (in millions)	$1,703	$1,339	$4,736	$3,753
Merchandise margin (in millions)(a)(b)	$498	$384	$1,376	$1,069
Same store gasoline sales volume (period over period)(c)	(2.8)%	(1.2)%	(2.8)%	(1.8)%
Same store merchandise sales (period over period)(c)(d)	5.2%	4.9%	5.6%	3.4%
Convenience stores at period-end	3,931	2,745
Direct dealer locations at period-end	1,067	—

(a)	The price paid by the consumers less the cost of merchandise.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

(c)	Same store comparison includes only locations owned at least 13 months.

(d)	Excludes cigarettes.
Third Quarter 2019 Compared to Third Quarter 2018
Retail segment revenues increased $3.28 billion primarily due to increased fuel and merchandise sales resulting from the Andeavor acquisition on October 1, 2018. The Andeavor acquisition added approximately 1,100 company-owned and operated locations along with long-term supply contracts for approximately 1,067 direct dealer locations. Increased fuel sales volumes of 1.17 billion gallons, almost all of which was related to the acquisition, were partially offset by decreased average fuel sales prices of $0.14 per gallon. Merchandise sales increased $364 million resulting from the contributions of the acquired businesses.
Retail segment income from operations increased $281 million largely related to the addition of the Andeavor retail operations as well as a $63 million year-over-year increase in MPC's legacy Speedway segment earnings driven by higher fuel and merchandise margins. These increases were partially offset by increases in operating expenses and depreciation primarily resulting from the locations acquired from Andeavor. The Retail fuel margin increased to 24.53 cents per gallon in the third quarter of 2019 compared with 16.51 cents per gallon in the third quarter of 2018 and the merchandise margin increased $114 million.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Retail segment revenues increased $9.77 billion primarily due to increased fuel and merchandise sales resulting from the Andeavor acquisition on October 1, 2018. Increased fuel sales volumes of 3.43 billion gallons, almost all of which was related to the acquisition, were partially offset by decreased average fuel sales prices of $0.07 per gallon. Merchandise sales increased $983 million resulting from the contributions of the acquired businesses.
Retail segment income from operations increased $690 million primarily due to higher light product and merchandise margins largely related to the addition of the Andeavor retail operations as well as a $146 million year-over-year increase in MPC's legacy Speedway segment earnings driven by higher fuel and merchandise margins. These increases were partially offset by increases in operating expenses and depreciation primarily resulting from the locations acquired from Andeavor. The Retail fuel margin increased to 22.86 cents per gallon in the first nine months of 2019 compared with 16.20 cents per gallon in the first nine months of 2018 and the merchandise margin increased $307 million.
Midstream
The following includes key financial and operating data for the third quarter of 2019 compared to the third quarter of 2018 and the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.

(a)	On owned common-carrier pipelines, excluding equity method investments.

(b)	Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
Benchmark Prices	2019	2018	2019	2018
Natural Gas NYMEX HH ($ per MMBtu)	$2.33	$2.86	$2.57	$2.85
C2 + NGL Pricing ($ per gallon)(a)	$0.44	$0.90	$0.53	$0.81

(a)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.

Third Quarter 2019 Compared to Third Quarter 2018
Midstream segment revenue increased $535 million primarily due to the inclusion of ANDX revenues subsequent to the Andeavor acquisition on October 1, 2018. On July 30, 2019, MPLX completed its acquisition of ANDX.
Midstream segment income from operations increased $240 million largely due to contributions from ANDX.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
On February 1, 2018, we completed the dropdown of refining logistics assets and fuels distribution services to MPLX, which is reported in our Midstream segment. These new businesses were reported in the Midstream segment prospectively from February 1, 2018.
Midstream segment revenue increased $2.02 billion primarily due to the inclusion of ANDX revenues subsequent to the Andeavor acquisition on October 1, 2018. On July 30, 2019, MPLX completed its acquisition of ANDX. In addition, the first nine months of 2019 reflects an extra month of fees charged for fuels distribution and refining logistics services provided to Refining & Marketing following the February 1, 2018 dropdown to MPLX.
Midstream segment income from operations increased $842 million largely due to contributions of $700 million from ANDX and an $142 million increase in Midstream segment results driven primarily by growth across MPLX’s businesses.

Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Items not allocated to segments:
Corporate and other unallocated items(a)	$(198)	$(99)	(568)	(269)
Capline restructuring gain	—	—	207	—
Transaction-related costs	(22)	(4)	(147)	(14)
Litigation	—	—	(22)	—
Impairments	—	—	—	1

(a)
Corporate and other unallocated items consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Retail segments.

Third Quarter 2019 Compared to Third Quarter 2018
Corporate and other unallocated items increased $99 million largely due the inclusion of costs and expenses related to Andeavor operations.
Other unallocated items include transaction-related costs of $22 million associated with the Andeavor acquisition including employee retention, severance and other costs.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Corporate and other unallocated items increased $299 million largely due to the inclusion of costs and expenses related to Andeavor operations.
Other unallocated items include a $207 million gain resulting from the agreements executed with Capline LLC to contribute our 33 percent undivided interest in the Capline pipeline system in exchange for a 33 percent ownership interest in Capline LLC. Other unallocated items also include transaction-related costs of $147 million associated with the Andeavor acquisition and a litigation reserve adjustment of $22 million. The transaction-related costs recognized in the first nine months include the recognition of an obligation for vacation benefits provided to former Andeavor employees in the first quarter as well as employee retention, severance and other costs.
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

Refining & Marketing Margin
Refining margin is defined as sales revenue less the cost of refinery inputs and purchased products and excludes any LCM inventory market adjustment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Refining & Marketing income from operations to Refining & Marketing margin (in millions)	2019	2018	2019	2018
Refining & Marketing income from operations	$883	$666	$1,455	$1,558
Plus (Less):
Refining operating costs(a)	1,577	795	4,656	2,480
Refining depreciation and amortization	328	241	1,083	712
Refining planned turnaround costs	164	197	587	432
Distribution costs(b)	1,251	780	3,818	2,183
Distribution depreciation and amortization	69	16	152	49
Income from equity method investments	(6)	(7)	(10)	(14)
Net gain on disposal of assets	—	(1)	(6)	(5)
Other income	(8)	(24)	(30)	(63)
Refining & Marketing margin	$4,258	$2,663	$11,705	$7,332

(a)	Includes refining major maintenance and operating costs. Excludes turnaround and depreciation and amortization expense.

(b)
Includes fees paid to MPLX of $794 million and $601 million for the third quarter 2019 and 2018, respectively, and $2.38 billion and $1.68 billion for the nine months ended September 30, 2019 and 2018, respectively. Excludes depreciation and amortization expense.

Retail Fuel Margin
Retail fuel margin is defined as the price paid by consumers or direct dealers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable) and excluding any LCM inventory market adjustment.
Retail Merchandise Margin
Retail merchandise margin is defined as the price paid by consumers less the cost of merchandise.

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Retail income from operations to Retail total margin (in millions)	2019	2018	2019	2018
Retail income from operations	$442	$161	$1,105	$415
Plus (Less):
Operating, selling, general and administrative expenses	644	418	1,824	1,203
Depreciation and amortization	113	76	369	228
Income from equity method investments	(20)	(18)	(58)	(51)
Net gain on disposal of assets	(2)	(1)	(4)	(1)
Other income	(3)	(2)	(9)	(5)
Retail total margin	$1,174	$634	$3,227	$1,789

Retail total margin:
Fuel margin	$649	$243	$1,772	$699
Merchandise margin	498	384	1,376	1,069
Other margin	27	7	79	21
Retail total margin	$1,174	$634	$3,227	$1,789

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $1.53 billion at September 30, 2019 compared to $1.69 billion at December 31, 2018. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table. Our cash flows reflect the results of the business acquired in connection with the Andeavor acquisition from October 1, 2018 forward.

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$7,032	$3,431
Investing activities	(4,575)	(2,895)
Financing activities	(2,654)	1,444
Total increase (decrease) in cash	$(197)	$1,980
Net cash provided by operating activities increased $3.60 billion in the first nine months of 2019 compared to the first nine months of 2018, primarily due to an increase in operating results and favorable changes in working capital of $1.29 billion. Changes in working capital exclude changes in short-term debt.
Changes in working capital, excluding changes in short-term debt, were a net $495 million source of cash in the first nine- months of 2019 compared to a net $797 million use of cash in the first nine months of 2018.
For the first nine months of 2019, changes in working capital, excluding changes in short-term debt, were a net $495 million source of cash primarily due to the effects of increasing energy commodity prices at the end of the period on working capital. Current receivables increased primarily due to higher refined product and crude prices and higher crude sales volumes. Accounts payable increased primarily due to increases in crude prices and crude volumes. Inventories decreased due to decreases in crude and refined product inventories, partially offset by an increase in materials and supplies inventory.
For the first nine months of 2018, changes in working capital, excluding changes in short-term debt, were a net $797 million use of cash primarily due to the effect of increases in energy commodity prices at the end of the period, partially offset by decreases in volumes, on working capital. Current receivables increased primarily due to higher refined product and crude prices. Accounts payable decreased primarily due to a decrease in crude purchases partially offset by an increase in crude prices. Inventories decreased due to decreases in crude and materials and supplies inventories, partially offset by an increase in refined products inventories.
Net cash used in investing activities increased $1.68 billion in the first nine months of 2019 compared to the first nine months of 2018, primarily due to the following:

•
An increase in additions to property, plant and equipment of $1.51 billion primarily due to increased capital expenditures in the first nine months of 2019 in our Midstream and Refining & Marketing segments; and

•
an increase in net investments of $511 million largely due to investments in connection with the construction of the Gray Oak Pipeline, which is scheduled to commence operations in the fourth quarter of 2019, the Wink to Webster Pipeline and the Whistler Pipeline.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(In millions)	2019	2018
Additions to property, plant and equipment per the consolidated statements of cash flows	$3,823	$2,315
Asset retirement expenditures	1	7
Increase (decrease) in capital accruals	(300)	67
Total capital expenditures	3,524	2,389
Investments in equity method investees (excludes acquisitions)	792	222
Total capital expenditures and investments	$4,316	$2,611
Financing activities were a net $2.65 billion use of cash in the first nine months of 2019 compared to a net $1.44 billion source of cash in the first nine months of 2018.

•
Long-term debt borrowings and repayments, including debt issuance costs, were a net $1.20 billion source of cash in the first nine months of 2019 compared to a net $5.28 billion source of cash in the first nine months of 2018. During the first nine months of 2019, MPLX issued $2 billion of floating rate senior notes, the proceeds of which were used to repay various outstanding MPLX borrowings, and had net borrowings of $500 million under its term loan. During the first nine months of 2018, MPLX issued $5.5 billion of senior notes, we redeemed $600 million of our senior notes and MPLX repaid $505 million in outstanding borrowings under its revolving credit facility.

•
Cash used in common stock repurchases decreased $727 million in the first nine months of 2019 compared to the first nine months of 2018. Share repurchases totaled $1.89 billion in the first nine months of 2019 compared to $2.61 billion in the first nine months of 2018. In 2018, share repurchases were funded primarily by after tax proceeds from the February 1, 2018 dropdown. See Note 8 to the unaudited consolidated financial statements for further discussion of share repurchases.

•
Cash used in dividend payments increased $417 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to a net increase in the number of shares of our common stock outstanding related to the Andeavor acquisition and a $0.21 per share increase in our base dividend, partially offset by a reduction of shares resulting from share repurchases. Our dividend payments were $1.59 per common share in the first nine months of 2019 compared to $1.38 per common share in the first nine months of 2018.

•
Cash used in distributions to noncontrolling interests increased $351 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to the addition of ANDX distributions subsequent to the acquisition of Andeavor and an increase in MPLX’s distribution per common unit. On July 30, 2019, MPLX completed its acquisition of ANDX.

•
Contributions from noncontrolling interests increased $86 million in the first nine months of 2019 compared to the first nine months of 2018 primarily due to cash received in 2019 for an increased noncontrolling interest in an MPLX subsidiary.

Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources
Our liquidity totaled $8.23 billion at September 30, 2019 consisting of:

	September 30, 2019
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)(b)	$5,000	$1	$4,999
364-day bank revolving credit facility	1,000	—	$1,000
Trade receivables facility	750	—	750
Total	$6,750	$1	$6,749
Cash and cash equivalents(c)			1,484
Total liquidity			$8,233

(a)	Excludes MPLX’s $3.50 billion bank revolving credit facility, which had approximately $3.50 billion available as of September 30, 2019.

(b)	Outstanding borrowings include $1 million in letters of credit outstanding under this facility.

(c)	Excludes MPLX cash and cash equivalents of $41 million.
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
On September 26, 2019, MPLX entered into a term loan agreement with a syndicate of lenders providing for borrowings up to $1 billion available to be drawn in up to four separate borrowings. If not fully utilized, the term loan commitments expire 90 days after September 26, 2019. Borrowings under the term loan agreement bear interest, at MPLX’s election, at either the Adjusted LIBO Rate (as defined in the term loan agreement) plus a margin or the Alternate Base Rate (as defined in the term loan agreement) plus a margin. The applicable margin to the benchmark interest rates fluctuate from time-to-time based on our credit ratings. The proceeds from borrowings under the term loan agreement are to be used to fund the repayment of MPLX’s existing indebtedness and/or for general business purposes. The term loan agreement matures on September 26, 2021 and may be prepaid at any time without premium or penalty.
On September 9, 2019, MPLX issued $2 billion aggregate principal amount of floating rate senior notes in a public offering, consisting of $1 billion aggregate principal amount of notes due September 2021 and $1 billion aggregate principal amount of notes due September 2022. The proceeds were used to repay various outstanding MPLX borrowings and for general business purposes. Interest is payable quarterly in March, June, September and December, commencing on December 9, 2019. The interest rate applicable to the floating rate senior notes due September 2021 is LIBOR plus 0.9% while the interest rate applicable to the floating rate senior notes due September 2022 is LIBOR plus 1.1%.
In connection with the merger of MPLX and ANDX, MPLX assumed ANDX’s outstanding senior notes which had an aggregate principal amount of $3.75 billion, with interest rates ranging from 3.5% to 6.375% and maturity dates ranging from 2019 to 2047. On September 23, 2019, approximately $3.06 billion aggregate principal amount of ANDX’s outstanding senior notes were exchanged for new unsecured senior notes issued by MPLX having the same maturity and interest rates as the ANDX senior notes in an exchange offer and consent solicitation undertaken by MPLX, leaving approximately $690 million aggregate principal of outstanding senior notes held by ANDX. Of this, $500 million is related to the 5.5% unsecured senior notes due 2019. The principal amount of $500 million and accrued interest of $14 million was paid on October 15, 2019 and includes interest through the payoff date.
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
On July 26, 2019, we entered into a new $1 billion 364-day revolving credit facility with a syndicate of banks that became effective upon the expiration of our existing $1 billion 364-day revolving facility in September 2019. The new 364-day revolving credit facility contains substantially the same terms and conditions as our existing 364-day revolving credit facility and will expire in September 2020.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of September 30, 2019, we had no commercial paper borrowings outstanding.
See Note 17 to the unaudited consolidated financial statements for further discussion of our debt.
The MPC credit agreements contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreements requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of September 30, 2019, we were in compliance with this financial covenant, with a ratio of Consolidated Net Debt to Total Capitalization of 0.21 to 1.00, as well as the other covenants contained in the MPC bank revolving credit facility.
The MPLX credit agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The MPLX credit agreement includes a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt (as defined in the MPLX credit agreement) as of the end of each fiscal quarter to Consolidated EBITDA (as defined in the MPLX credit agreement) for the prior four fiscal quarters of not greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of September 30, 2019, MPLX was in compliance with this debt covenant, with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.80 to 1.0, as well as the other covenants contained in the MPLX credit agreement.
Our intention is to maintain an investment-grade credit profile. As of November 1, 2019, the credit ratings on our senior unsecured debt were as follows.

Company	Rating Agency	Rating
MPC	Moody’s	Baa2 (negative outlook)
	Standard & Poor’s	BBB (stable outlook)
	Fitch	BBB (stable outlook)
MPLX	Moody’s	Baa2 (negative outlook)
	Standard & Poor’s	BBB (stable outlook)
	Fitch	BBB (stable outlook)
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

Capital Requirements
Capital Investment Plan
MPC's capital investment plan for 2019 totals approximately $2.8 billion for capital projects and investments, excluding MPLX, capitalized interest and acquisitions. MPC’s capital investment plan includes approximately $1.8 billion of growth capital and $1.0 billion of maintenance capital. This plan includes all of the planned capital spending for Refining & Marketing, Retail and Corporate as well as a portion of the planned capital investments in Midstream. MPLX’s capital investment plan for 2019, excluding capitalized interest and acquisitions, includes $2.8 billion of organic growth capital and approximately $300 million of maintenance capital. We continuously evaluate our capital investment plan and make changes as conditions warrant.
Capital expenditures and investments are summarized by segment below. These amounts include capital spending and investments related to businesses acquired in connection with the Andeavor acquisition from October 1, 2018 forward.

	Nine Months Ended September 30,
(In millions)	2019	2018
Refining & Marketing	$1,385	$613
Retail	370	225
Midstream	2,420	1,676
Corporate and Other(a)	141	97
Total capital expenditures and investments	$4,316	$2,611

(a)	Includes capitalized interest of $97 million and $55 million for the nine months ended September 30, 2019 and 2018, respectively.
Capital expenditures and investments in affiliates during the nine months ended September 30, 2019 were primarily for Midstream and Refining & Marketing segment projects and investments in affiliates.
The Midstream segment capital investment plan primarily includes projects for MPLX. MPLX’s capital investment plan includes the addition of approximately 825 MMcf/d of processing capacity at five gas processing plants, two in the Marcellus and three in the Southwest, which expands MPLX’s processing capacity in the Permian Basin and the STACK shale play of Oklahoma. The MPLX capital investment plan also includes the addition of approximately 100 mbpd of fractionation capacity in the Marcellus and Utica basins and the continued expansion of MPLX’s marine fleet, long-haul crude oil, natural gas and NGL pipelines, projects to increase its export capability, the construction of additional crude storage capacity for unloading of marine vessels, the construction of crude gathering systems to provide connectivity to multiple long-haul pipelines and a pipeline interconnect project to provide direct connectivity between certain MPC refineries. The non-MPLX Midstream segment’s capital expenditures and investments relate to investments in equity affiliate pipelines, including our expected investments in the Gray Oak Pipeline, a new pipeline spanning from the West Texas Permian Basin to the Gulf Coast which is expected to be in service by the end of 2019.
The Refining & Marketing segment capital investment plan includes projects focused on high-return investments in refinery optimization, production of higher value products, increased capacity to upgrade residual fuel oil and expanded export capacity. We also plan to continue investing in domestic light products supply placement flexibility.
Other Capital Requirements
During the nine months ended September 30, 2019, we contributed $267 million to our funded pension plans, largely consisting of voluntary contributions, and have additional required funding for the 2019 plan year of approximately $32 million. We may choose to make additional contributions to our pension plans.
On October 30, 2019, our board of directors approved a dividend of $0.53 per share on common stock. The dividend is payable December 10, 2019, to shareholders of record as of the close of business on November 20, 2019.
We may, from time to time, repurchase our senior notes in the open market, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Share Repurchases
Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $14.98 billion of our common stock, leaving $3.02 billion available for repurchases at September 30, 2019. The table below summarizes our total share repurchases for the nine months ended September 30, 2019 and 2018. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.

	Nine Months Ended September 30,
(In millions, except per share data)	2019	2018
Number of shares repurchased	33	36
Cash paid for shares repurchased	$1,885	$2,612
Average cost per share	$58.75	$71.80
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
Contractual Cash Obligations
As of September 30, 2019, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first nine months of 2019, our long-term debt commitments increased approximately $1.67 billion primarily due to MPLX’s issuance of floating rate senior notes and borrowings under its term loan, partially offset by interest payments made during the period.
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
On March 3, 2014, the EPA signed the final Tier 3 fuel standards. The final Tier 3 fuel standards require, among other things, a lower annual average sulfur level in gasoline to no more than 10 ppm beginning in calendar year 2017. In addition, gasoline refiners and importers may not exceed a maximum per-gallon sulfur standard of 80 ppm while retailers may not exceed a maximum per-gallon sulfur standard of 95 ppm. From 2014 through 2018, we made approximately $490 million in capital expenditures to comply with these standards. We expect to make approximately $245 million in capital expenditures for these standards in 2019 with $45 million of these capital expenditures remaining as of September 30, 2019.
There have been no significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2019.
CRITICAL ACCOUNTING ESTIMATES
As of September 30, 2019, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table includes the composition of net losses on our commodity derivative positions as of September 30, 2019 and 2018, respectively.

	Nine Months Ended September 30,
(In millions)	2019	2018
Realized gain (loss) on settled derivative positions	$54	$(95)
Unrealized loss on open net derivative positions	(87)	(56)
Net loss	$(33)	$(151)
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at September 30, 2019.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2019 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of September 30, 2019
Crude	$(61)	$(153)	$61	$153
Refined products	32	80	(32)	(80)
Blending products	(14)	(36)	14	36
Embedded derivatives	(5)	(14)	5	14
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2019 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of September 30, 2019 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of September 30, 2019(a)	Change in Fair Value(b)	Change in Net Income for the Nine Months Ended September 30, 2019(c)
Long-term debt
Fixed-rate	$27,979	$2,609	n/a
Variable-rate	2,507	n/a	13

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2019.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2019.

At September 30, 2019, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2019, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Except as described below, there have been no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K, as updated in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.
Litigation
As previously disclosed, in May 2007, the Kentucky attorney general filed a lawsuit against us and Marathon Oil in state court in Franklin County, Kentucky for alleged violations of Kentucky’s emergency pricing and consumer protection laws following Hurricanes Katrina and Rita in 2005. The lawsuit alleged that we overcharged customers by $89 million during September and October 2005. The complaint sought disgorgement of these sums, as well as penalties, under Kentucky’s emergency pricing and consumer protection laws. In May 2011, the Kentucky attorney general amended his complaint to include a request for immediate injunctive relief as well as unspecified damages and penalties related to our wholesale gasoline pricing in April and May 2011 under statewide price controls that were activated by the Kentucky governor on April 26, 2011 and which have since expired. The court denied the attorney general’s request for immediate injunctive relief. As disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, in July 2019, MPC and the attorney general reached a settlement to resolve this litigation. This resolution did not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Environmental Proceedings
Galveston Bay Refinery
In August 2019, we received an offer from the Texas Commission on Environmental Quality to settle violations alleged in enforcement notices issued to the refinery in March 2019. The notices allege violations of emissions limitations and other requirements of the refinery’s air permit. We are negotiating a settlement of the allegations and cannot currently estimate the timing of the resolution of this matter.
Los Angeles Refinery
As previously disclosed in our 2018 10-K, CARB issued an NOV to the Los Angeles refinery in 2017, alleging violations of the state’s summer RVP limits. On August 9, 2019, we agreed to settle the NOV for $133,000, of which half will be paid to CARB and half will be paid to the South Coast Air Quality Management District as a supplemental environmental project.
As previously disclosed in our 2018 10-K, CARB issued an NOV to the Los Angeles refinery in 2018, alleging the refinery produced fuel which exceeded its reported olefin values. On August 9, 2019, we agreed to settle the NOV for $119,000, of which half will be paid to CARB and half will be paid to the South Coast Air Quality Management District as a supplemental environmental project.
ITEM 1A. RISK FACTORS
Except as disclosed below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.
Our proposed spin-off of Speedway may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
We have announced our intent to separate Speedway into an independent, publicly traded company by the end of 2020. The spin-off is subject to certain conditions, including final approval by our board of directors, receipt of customary assurances regarding the intended tax-free nature of the transaction and the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission. Unanticipated developments, including possible delays in obtaining various regulatory approvals or clearances, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable or different than expected. Even if the spin-off is completed, we may not realize some or all of the anticipated benefits from the spin-off. On November 1, 2019, Moody’s announced it had changed its outlook for MPC’s and MPLX’s credit ratings from stable to negative following the announcement of the planned spin-off and Midstream review, and the planned spin-off and Midstream review could be factors causing or contributing to a future determination by one or more of the rating agencies to lower MPC’s or MPLX’s credit rating. Expenses incurred to accomplish the proposed spin-off may be significantly higher than what we currently anticipate. Executing the proposed spin-off also requires significant time and attention from management, which could distract them from other tasks in operating our business. Following the proposed spin-

off, the combined value of the common stock of the two publicly traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred. If the proposed spin-off is completed, our diversification of revenue sources will diminish due to the separation of the Speedway business, and it is possible that our business, financial condition, results of operations and cash flows may be subject to increased volatility as a result.
Our ongoing review of other strategic alternatives for our Midstream business may pose additional risks to our business.
Our board of directors has also formed a special committee to enhance our evaluation of potential value-creating options for our Midstream business, which we primarily conduct through MPLX. Our exploration of strategic alternatives, including any uncertainty created by this process, involves a number of risks: significant fluctuations in our stock price could occur in response to developments relating to the strategic review process or market speculation regarding any such developments; we may encounter difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it; we may incur substantial increases in general and administrative expense associated with increased legal fees and the need to retain and compensate third-party advisors; and we may experience difficulties in preserving the commercially sensitive information that may need to be disclosed to third parties during this process or in connection with an assessment of our strategic alternatives. As noted above, on November 1, 2019, Moody’s announced that it had changed its outlook for MPC’s and MPLX’s credit ratings from stable to negative following the announcement of the planned spin-off and Midstream review, and the planned spin-off and Midstream review could be factors causing or contributing to a future determination by one or more of the rating agencies to lower MPC’s or MPLX’s credit ratings. The strategic review process also requires significant time and attention from management, which could distract them from other tasks in operating our business. There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction. The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition, results of operations and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended September 30, 2019, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
07/01/2019-07/31/2019	1,177,714	$55.24	1,176,389	$3,454,603,445
08/01/2019-08/31/2019	229	56.72	—	3,454,603,445
09/01/2019-09/30/2019	8,115,381	53.61	8,114,953	3,019,550,854
Total	9,293,324	53.82	9,291,342

(a)
The amounts in this column include 1,325, 229 and 428 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in July, August and September, respectively.

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

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1*	Agreement and Plan of Merger, dated as of April 29, 2018, by and among MPC, Andeavor, Mahi Inc. and Mahi LLC	8-K	2.1	4/30/2018	001-35054
2.2	Amendment to Agreement and Plan of Merger, dated as of July 3, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	S-4/A	2.2	7/5/2018	333-225244
2.3	Second Amendment to Agreement and Plan of Merger, dated as of September 18, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	8-K	2.1	9/18/2018	001-35054
2.4 *	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35054
3.1	Restated Certificate of Incorporation of MPC, dated October 1, 2018	8-K	3.2	10/1/2018	001-35054
3.2	Amended and Restated Bylaws of MPC dated February 27, 2019	10-K	3.2	2/28/2019	001-35054
4.1	Fifteenth Supplemental Indenture, dated as of September 9, 2019, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note)	8-K	4.5	9/9/2019	001-35714
4.2	Sixteenth Supplemental Indenture, dated as of September 9, 2019, between the Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of note)	8-K	4.6	9/9/2019	001-35714
4.3	Seventeenth Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.1	9/27/2019	001-35714
4.4	Eighteenth Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.2	9/27/2019	001-35714
4.5	Nineteenth Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.3	9/27/2019	001-35714
4.6	Twentieth Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.4	9/27/2019	001-35714
4.7	Twenty-First Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.5	9/27/2019	001-35714
4.8	Twenty-Second Supplemental Indenture, dated as of September 23, 2019, between MPLX LP and the Bank of New York Mellon Trust Company, N.A.	8-K	4.6	9/27/2019	001-35714
4.9	Sixth Supplemental Indenture, dated as of September 6, 2019, to Indenture dated as of October 29, 2014, among Andeavor Logistics LP (f/k/a Tesoro Logistics LP), Tesoro Logistics Finance Corp. and U.S. Bank National Association, as Trustee	8-K	4.1	9/9/2019	001-35714
4.10	Fourth Supplemental Indenture, dated as of September 6, 2019, to Indenture dated as of May 12, 2016, among Andeavor Logistics LP (f/k/a Tesoro Logistics LP), Tesoro Logistics Finance Corp. and U.S. Bank National Association, as Trustee	8-K	4.2	9/9/2019	001-35714
4.11	Fourth Supplemental Indenture, dated as of September 6, 2019, to Indenture dated as of December 2, 2016, among Andeavor Logistics LP (f/k/a Tesoro Logistics LP), Tesoro Logistics Finance Corp. and U.S. Bank National Association, as Trustee	8-K	4.3	9/9/2019	001-35714
4.12	Second Supplemental Indenture, dated as of September 6, 2019, to Indenture dated as of November 28, 2017, among Andeavor Logistics LP (f/k/a Tesoro Logistics LP), Tesoro Logistics Finance Corp. and U.S. Bank National Association, as Trustee	8-K	4.4	9/9/2019	001-35714

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
10.1	Support Agreement, dated as of May 7, 2019, by and among MPLX LP, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Western Refining Southwest, Inc. and Marathon Petroleum Corporation.	8-K	10.1	5/8/2019	001-35054
10.2	Second Amendment to Receivables Purchase Agreement, dated July 19, 2019, by and among MPC Trade Receivables Company LLC, as seller, Marathon Petroleum Company LP, as servicer, MUFG Bank, Ltd., as administrative agent, certain committed purchasers and conduit purchasers that are parties thereto from time to time and certain other parties thereto from time to time as managing agents and letter of credit issuers.	8-K	10.1	7/25/2019	001-35054
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
		8-K	10.2	8/1/2019	001-35054
10.5	Waiver and Second Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of July 29, 2019, by and among MPC, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC and Marathon Petroleum Company LP.	8-K	10.3	8/1/2019	001-35054
10.6	Term Loan Agreement, dated as of September 26, 2019, by and among MPLX LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, each of Wells Fargo Securities, LLC, BofA Securities, Inc. and Mizuho Bank, Ltd., as joint lead arrangers and joint bookrunners, and the syndication agents, documentation agents and lenders that are parties thereto	8-K	10.1	9/27/2019	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

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

November 4, 2019	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Vice President and Controller