Form 10-Q
period 2020-03-31
Marathon Petroleum Corp
filed 2020-05-07
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 650,260,897 shares of Marathon Petroleum Corporation common stock outstanding as of May 1, 2020.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaskan North Slope crude oil, an oil index benchmark price
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Blending for Oxygenate Blending
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
LCM	Lower of cost or market
LIFO	Last in, first out, an inventory costing method
LIBOR	London Interbank Offered Rate
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
OTC	Over-the-Counter
RIN	Renewable Identification Number
SEC	United States Securities and Exchange Commission
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Revenues and other income:
Sales and other operating revenues	$25,215	$28,253
Income (loss) from equity method investments(a)	(1,210)	99
Net gain on disposal of assets	4	214
Other income	71	35
Total revenues and other income	24,080	28,601
Costs and expenses:
Cost of revenues (excludes items below)	22,821	25,960
Inventory market valuation adjustment	3,220	—
Impairment expense	7,822	—
Depreciation and amortization	962	919
Selling, general and administrative expenses	821	867
Other taxes	251	186
Total costs and expenses	35,897	27,932
Income (loss) from operations	(11,817)	669
Net interest and other financial costs	338	306
Income (loss) before income taxes	(12,155)	363
Provision (benefit) for income taxes	(1,937)	104
Net income (loss)	(10,218)	259
Less net income (loss) attributable to:
Redeemable noncontrolling interest	20	20
Noncontrolling interests	(1,004)	246
Net loss attributable to MPC	$(9,234)	$(7)
Per Share Data (See Note 7)
Basic:
Net loss attributable to MPC per share	$(14.25)	$(0.01)
Weighted average shares outstanding	648	673
Diluted:
Net loss attributable to MPC per share	$(14.25)	$(0.01)
Weighted average shares outstanding	648	673

(a)	The 2020 period includes $1,315 million of impairment expense. See Note 4 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2020	2019
Net income (loss)	$(10,218)	$259
Other comprehensive income (loss):
Defined benefit plans:
Actuarial changes, net of tax of $1 and $6, respectively	4	(3)
Prior service credit, net of tax of ($3) and ($8), respectively	(9)	(3)
Other, net of tax of $0 and $0, respectively	(1)	(1)
Other comprehensive loss	(6)	(7)
Comprehensive income (loss)	(10,224)	252
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	20	20
Noncontrolling interests	(1,004)	246
Comprehensive loss attributable to MPC	$(9,240)	$(14)
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,690	$1,527
Receivables, less allowance for doubtful accounts of $18 and $17, respectively	5,583	7,479
Inventories	7,445	10,243
Other current assets	975	921
Total current assets	15,693	20,170
Equity method investments	5,656	6,898
Property, plant and equipment, net	45,333	45,615
Goodwill	12,710	20,040
Right of use assets	2,562	2,459
Other noncurrent assets	4,363	3,374
Total assets	$86,317	$98,556
Liabilities
Current liabilities:
Accounts payable	$8,106	$11,623
Payroll and benefits payable	1,107	1,126
Accrued taxes	1,098	1,186
Debt due within one year	1,710	711
Operating lease liabilities	630	604
Other current liabilities	918	897
Total current liabilities	13,569	16,147
Long-term debt	29,899	28,127
Deferred income taxes	5,772	6,392
Defined benefit postretirement plan obligations	1,703	1,643
Long-term operating lease liabilities	1,949	1,875
Deferred credits and other liabilities	1,229	1,265
Total liabilities	54,121	55,449
Commitments and contingencies (see Note 22)
Redeemable noncontrolling interest	968	968
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 979 million and 978 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 329 million and 329 million shares	(15,145)	(15,143)
Additional paid-in capital	33,169	33,157
Retained earnings	6,380	15,990
Accumulated other comprehensive loss	(326)	(320)
Total MPC stockholders’ equity	24,088	33,694
Noncontrolling interests	7,140	8,445
Total equity	31,228	42,139
Total liabilities, redeemable noncontrolling interest and equity	$86,317	$98,556
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2020	2019
Operating activities:
Net income (loss)	$(10,218)	$259
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	14	—
Impairment expense	7,822	—
Depreciation and amortization	962	919
Inventory market valuation adjustment	3,220	—
Pension and other postretirement benefits, net	55	52
Deferred income taxes	(625)	127
Net gain on disposal of assets	(4)	(214)
(Income) loss from equity method investments(a)	1,210	(99)
Distributions from equity method investments	175	148
Changes in income tax receivable	(1,335)	(19)
Changes in the fair value of derivative instruments	(47)	29
Changes in operating assets and liabilities, net of effects of businesses acquired:
Current receivables	1,899	(1,018)
Inventories	(422)	(4)
Current accounts payable and accrued liabilities	(3,453)	1,483
Right of use assets and operating lease liabilities, net	(4)	(1)
All other, net	(17)	(39)
Net cash provided by (used in) operating activities	(768)	1,623
Investing activities:
Additions to property, plant and equipment	(1,062)	(1,241)
Disposal of assets	56	24
Investments – acquisitions, loans and contributions	(169)	(325)
– redemptions, repayments and return of capital	77	2
All other, net	10	20
Net cash used in investing activities	(1,088)	(1,520)
Financing activities:
Long-term debt – borrowings	4,250	2,604
– repayments	(1,521)	(2,031)
Issuance of common stock	4	2
Common stock repurchased	—	(885)
Dividends paid	(377)	(354)
Distributions to noncontrolling interests	(320)	(325)
Contributions from noncontrolling interests	—	95
All other, net	(15)	(26)
Net cash provided by (used in) financing activities	2,021	(920)
Net increase (decrease) in cash, cash equivalents and restricted cash	165	(817)
Cash, cash equivalents and restricted cash at beginning of period	1,529	1,725
Cash, cash equivalents and restricted cash at end of period	$1,694	$908

(a)	The 2020 period includes $1,315 million of impairment expense. See Note 4 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	978	$10	(329)	$(15,143)	$33,157	$15,990	$(320)	$8,445	$42,139	$968
Net income (loss)	—	—	—	—	—	(9,234)	—	(1,004)	(10,238)	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(377)	—	—	(377)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(300)	(300)	(20)
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)	—
Stock based compensation	1	—	—	(2)	17	—	—	1	16	—
Equity transactions of MPLX	—	—	—	—	(5)	—	—	(2)	(7)	—
Other	—	—	—	—	—	1	—	—	1	—
Balance as of March 31, 2020	979	$10	(329)	$(15,145)	$33,169	$6,380	$(326)	$7,140	$31,228	$968

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	975	$10	(295)	$(13,175)	$33,729	$14,755	$(144)	$8,874	$44,049	$1,004
Net income (loss)	—	—	—	—	—	(7)	—	246	239	20
Dividends declared on common stock ($0.53 per share)	—	—	—	—	—	(357)	—	—	(357)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(305)	(305)	(20)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	95	95	—
Other comprehensive loss	—	—	—	—	—	—	(7)	—	(7)	—
Shares repurchased	—	—	(14)	(885)	—	—	—	—	(885)	—
Stock based compensation	1	—	—	(3)	32	—	—	(1)	28	—
Equity transactions of MPLX & ANDX	—	—	—	—	3	—	—	(1)	2	—
Other	—	—	—	—	—	—	—	(1)	(1)	—
Balance as of March 31, 2019	976	$10	(309)	$(14,063)	$33,764	$14,391	$(151)	$8,907	$42,858	$1,004

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
We are a leading, integrated, downstream energy company headquartered in Findlay, Ohio. We operate the nation's largest refining system with more than 3 million barrels per day of crude oil capacity across 16 refineries. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to consumers through our Retail business segment and to independent entrepreneurs who operate approximately 6,900 branded outlets. Our retail operations own and operate approximately 3,880 retail transportation fuel and convenience stores across the United States and also sell transportation fuel to consumers through approximately 1,070 direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX LP (“MPLX”), which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. We own the general partner and a majority limited partner interest in MPLX.
On October 31, 2019, we announced our intention to separate our retail transportation fuel and convenience store business, which is operated primarily under the Speedway brand, into an independent, publicly traded company through a tax-free distribution to MPC shareholders of publicly traded stock in the new independent retail transportation fuel and convenience store company. This transaction is targeted to be completed in the fourth quarter of 2020, however timing could change given the COVID-19 related impacts to the business environment and access to capital markets. This transaction is subject to market, regulatory and certain other conditions, including final approval by the MPC Board of Directors, receipt of customary assurances regarding the intended tax-free nature of the transaction, and the effectiveness of a registration statement to be filed with the SEC. The Speedway business is currently a reporting unit within our Retail segment. MPC will retain its direct dealer business, which is also included in the Retail segment as currently reported. Subsequent to the completion of the separation, the historical results of the Speedway business will be presented as discontinued operations in our consolidated financial statements.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.
2. ACCOUNTING STANDARDS
Recently Adopted
Effective January 1, 2020, we adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” using the modified retrospective transition method. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. The ASU requires the company to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, and off-balance sheet credit exposures. Adoption of the standard did not have a material impact on our financial statements.
We are exposed to credit losses primarily through our sales of refined petroleum products, crude oil and midstream services. We assess each customer’s ability to pay through our credit review process. The credit review process considers various factors such as external credit ratings, a review of financial statements to determine liquidity, leverage, trends and business specific risks, market information, pay history and our business strategy. Customers that do not qualify for payment terms are required to prepay or provide a letter of credit. We monitor our ongoing credit exposure through timely review of customer payment activity. At March 31, 2020, we reported $5,583 million of accounts and notes receivable, net of allowances of $18 million.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt. See Note 22 for more information on these off-balance sheet exposures.
We also adopted the following ASU during the first three months of 2020, which also did not have a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020

Not Yet Adopted
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. Amendments include removal of certain exceptions to the general principles of ASC 740 and simplification in several other areas such as accounting for a franchise tax or similar tax that is partially based on income. The change is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We do not expect the application of this ASU to have a material impact on our consolidated financial statements.
3. MASTER LIMITED PARTNERSHIP
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. We control MPLX through our ownership of the general partner interest and as of March 31, 2020 we owned approximately 63 percent of the outstanding MPLX common units.
MPLX’s Acquisition of ANDX
On July 30, 2019, MPLX completed its acquisition of Andeavor Logistics LP (“ANDX”), and ANDX survived as a wholly owned subsidiary of MPLX. At the effective time of the ANDX acquisition, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by MPC were converted into the right to receive 1.0328 MPLX common units. Additionally, as a result of MPLX’s acquisition of ANDX, 600,000 ANDX preferred units were converted into 600,000 preferred units of MPLX (“Series B preferred units”). Series B preferred unitholders are entitled to receive, when and if declared by the board, a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three month LIBOR plus 4.652 percent.
MPC accounted for this transaction as a common control transaction, as defined by ASC 805, which resulted in an increase to noncontrolling interest and a decrease to additional paid-in capital of approximately $55 million, net of tax. During the third quarter of 2019, we pushed down to MPLX the portion of the goodwill attributable to ANDX as of October 1, 2018, the date of our acquisition of Andeavor. Due to this push down of goodwill, we also recorded an incremental $642 million deferred tax liability associated with the portion of the non-deductible goodwill attributable to the noncontrolling interest in MPLX with an offsetting reduction of our additional paid-in capital balance. We have consolidated ANDX since we acquired Andeavor on October 1, 2018 in accordance with ASC 810.
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

Noncontrolling Interest
As a result of equity transactions of MPLX and ANDX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX and ANDX were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Increase due to the issuance of MPLX & ANDX common units	$2	$4
Tax impact	(7)	(1)
Increase (decrease) in MPC's additional paid-in capital, net of tax	$(5)	$3

4. IMPAIRMENTS
The recent outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. In addition, recent global geopolitical events and macroeconomic conditions have exacerbated the decline in crude oil prices and have contributed to an increase in crude oil price volatility. The decrease in the demand for refined petroleum products coupled with the decline in the price of crude oil has resulted in a significant decrease in the price of the refined petroleum products we produce and sell.
The overall deterioration in the economy and the environment in which we operate, the related changes to our expected future cash flows, as well as a sustained decrease in share price were considered triggering events requiring various assessments to identify any potential impairments of the carrying values of our assets. During the first quarter of 2020, we recognized impairment charges related to goodwill, equity method investments and long-lived assets (including intangibles).
The table below provides information related to the impairments recognized during the first quarter of 2020 and the location of these impairments within the consolidated statements of income.

(In millions)	Income Statement Line	Impairment
Goodwill	Impairment expense	$7,330
Equity method investments	Income (loss) from equity method investments	1,315
Long-lived assets	Impairment expense	492
Total impairments		$9,137

Goodwill
During the first quarter of 2020, we recorded an impairment of goodwill. See the table below for detail by segment. The goodwill impairment within the Refining & Marketing segment was primarily driven by the effects of COVID-19 and the decline in commodity prices. The impairment within the Midstream segment was primarily driven by additional guidance related to the slowing of drilling activity, which has reduced production growth forecasts from MPLX’s producer customers.
The fair value of the reporting units for the goodwill impairment analysis was determined based on applying both a discounted cash flow or income approach as well as a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the expected future results and discount rates, which range from 9.0 percent to 13.5 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units’ overall fair values represent Level 3 measurements.

The changes in carrying amount of goodwill were as follows:

(In millions)	Refining & Marketing	Retail	Midstream	Total
Balance at January 1, 2020	$5,572	$4,951	$9,517	$20,040
Impairments	(5,516)	—	(1,814)	(7,330)
Transfers	(56)	—	56	—
Balance at March 31, 2020	$—	$4,951	$7,759	$12,710

Equity Method Investments
During the first quarter of 2020, we recorded equity method investment impairment charges, of which $1.25 billion related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The fair value of these equity method investments represents a Level 3 measurement.
Long-lived Assets
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flow of an asset group. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which generally is the refinery and associated distribution system level for Refining & Marketing segment assets, company-owned convenience store locations for Retail segment assets and the plant level or pipeline system level for Midstream segment assets. If the sum of the undiscounted estimated pretax cash flows is less than the carrying value of an asset group, fair value is calculated, and the carrying value is written down to the calculated fair value.
During the first quarter of 2020, we identified long-lived asset impairment triggers relating to all 16 of our refinery asset groups as a result of significant impacts to the Refining & Marketing segment forecasted cash flows. The cash flows associated with these assets were significantly impacted by the effects of COVID-19 and commodity price declines. We assessed each refinery asset group for impairment by comparing the undiscounted estimated pretax cash flows to the carrying value of each asset group. Of the 16 refinery asset groups, only the Gallup refinery’s carrying value exceeded its undiscounted estimated pretax cash flows. All other refinery asset groups undiscounted estimated pretax cash flows exceeded the carrying value by at least 21 percent. The determination of undiscounted estimated pretax cash flows utilized significant assumptions including management’s best estimates of the expected future cash flows, allocation of certain Refining & Marketing segment cash flows to the individual refineries, the estimated useful lives of the asset groups, and the salvage values of the refineries. The determinations of expected future cash flows and the salvage values of refineries require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. Should our assumptions significantly change in future periods, it is possible we may determine the carrying values of additional refinery asset groups exceed the undiscounted estimated pretax cash flows of their refinery asset groups, which would result in future impairment charges.
It was determined that the fair value of the Gallup refinery’s property, plant and equipment was less than the carrying value. As a result, we recorded a charge of $142 million to impairment expense on the consolidated statements of income. The fair value measurements for the Gallup refinery assets represent Level 3 measurements.
During the first quarter of 2020, we identified an impairment trigger relating to asset groups within MPLX’s Western G&P reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the effects of COVID-19. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. We assessed each asset group within the Western G&P reporting unit for impairment. It was determined that the fair value of the East Texas G&P asset group’s underlying assets were less than the carrying value. As a result, MPLX recorded impairment charges totaling $350 million related to its property, plant and equipment and intangibles, which are included in impairment expense on our consolidated statements of income. Fair value of property, plant and equipment was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.
5. VARIABLE INTEREST ENTITIES
Consolidated VIE
We control MPLX through our ownership of its general partner. MPLX is a VIE because the limited partners do not have substantive kick-out or substantive participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to our significant economic interest, we also have the ability, through our ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the interest owned by the public. We also record a redeemable noncontrolling interest related to MPLX’s Series A preferred units.
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
The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our balance sheets.

(In millions)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$57	$15
Receivables, less allowance for doubtful accounts	544	615
Inventories	105	110
Other current assets	45	110
Equity method investments	3,992	5,275
Property, plant and equipment, net	22,030	22,174
Goodwill	7,722	9,536
Right of use assets	352	365
Other noncurrent assets	1,105	1,323
Liabilities
Accounts payable	$521	$744
Payroll and benefits payable	1	5
Accrued taxes	72	80
Debt due within one year	4	9
Operating lease liabilities	67	66
Other current liabilities	268	259
Long-term debt	20,467	19,704
Deferred income taxes	11	12
Long-term operating lease liabilities	284	302
Deferred credits and other liabilities	422	409

6. RELATED PARTY TRANSACTIONS
Transactions with related parties were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Sales to related parties	$165	$186
Purchases from related parties	195	204

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
7. LOSS PER SHARE
We compute basic earnings (loss) per share by dividing net income (loss) attributable to MPC less income allocated to participating securities by the weighted average number of shares of common stock outstanding. Since MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities, we have calculated our earnings (loss) per share using the two-class method. Diluted income (loss) per share assumes exercise of certain stock-based compensation awards, provided the effect is not anti-dilutive.

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Basic loss per share:
Allocation of loss:
Net loss attributable to MPC	$(9,234)	$(7)
Income allocated to participating securities	—	—
Loss available to common stockholders – basic	$(9,234)	$(7)
Weighted average common shares outstanding	648	673
Basic loss per share	$(14.25)	$(0.01)
Diluted loss per share:
Allocation of loss:
Net loss attributable to MPC	$(9,234)	$(7)
Income allocated to participating securities	—	—
Loss available to common stockholders – diluted	$(9,234)	$(7)
Weighted average common shares outstanding	648	673
Effect of dilutive securities	—	—
Weighted average common shares, including dilutive effect	648	673
Diluted loss per share	$(14.25)	$(0.01)

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended March 31,
(In millions)	2020	2019
Shares issuable under stock-based compensation plans	10	7

8. EQUITY
As of March 31, 2020, we had $2.96 billion of remaining share repurchase authorizations from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Number of shares repurchased	—	14
Cash paid for shares repurchased	$—	$885
Average cost per share	$—	$62.98

9. SEGMENT INFORMATION
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

Segment income represents income (loss) from operations attributable to the reportable segments. Corporate administrative expenses, except for those attributable to MPLX, and costs related to certain non-operating assets are not allocated to the Refining & Marketing and Retail segments. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the reportable segments.

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended March 31, 2020
Revenues:
Third party(a)	$17,528	$6,769	$918	$25,215
Intersegment	3,617	2	1,242	4,861
Segment revenues	$21,145	$6,771	$2,160	$30,076
Segment income (loss) from operations	$(622)	$519	$905	$802

Supplemental Data
Depreciation and amortization(b)	$447	$125	$345	$917
Capital expenditures and investments(c)	459	76	474	1,009

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended March 31, 2019
Revenues:
Third party(a)	$19,920	$7,376	$957	$28,253
Intersegment	4,416	2	1,232	5,650
Segment revenues	$24,336	$7,378	$2,189	$33,903
Segment income (loss) from operations	$(334)	$170	$908	$744

Supplemental Data
Depreciation and amortization(b)	$427	$126	$307	$860
Capital expenditures and investments(c)	394	73	823	1,290

(a)	Includes related party sales. See Note 6 for additional information.

(b)
Differences between segment totals and MPC consolidated totals represent amounts related to corporate and other unallocated items and are included in items not allocated to segments in the reconciliation below.

(c)	Includes changes in capital expenditure accruals and investments in affiliates. See reconciliation from segment totals to MPC consolidated total capital expenditures below.
The following reconciles segment income from operations to income (loss) before income taxes as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2020	2019
Segment income from operations	$802	$744
Items not allocated to segments:
Corporate and other unallocated items(a)	(227)	(191)
Equity method investment restructuring gain(b)	—	207
Transaction-related costs(c)	(35)	(91)
Impairments(d)	(9,137)	—
Inventory market valuation adjustment(e)	(3,220)	—
Income (loss) from operations	(11,817)	669
Net interest and other financial costs	338	306
Income (loss) before income taxes	$(12,155)	$363

(a)
Corporate and other unallocated items consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Retail segments.

(b)	Includes gain related to Capline Pipeline Company LLC (“Capline LLC”). See Note 13.

(c)
2020 includes costs incurred in connection with the Speedway separation and Midstream strategic review. 2019 includes employee severance, retention and other costs related to the acquisition of Andeavor.

(d)	Includes goodwill impairment, impairment of equity method investments and impairment of long lived assets. See Note 4 for additional information.

(e)	See Note 12.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2020	2019
Segment capital expenditures and investments	$1,009	$1,290
Less investments in equity method investees	169	325
Plus items not allocated to segments:
Corporate	27	10
Capitalized interest	29	31
Total capital expenditures(a)	$896	$1,006

(a)
Includes changes in capital expenditure accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the three months ended March 31, 2020 and 2019 as reported in the consolidated statements of cash flows.

10. NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Interest income	$(6)	$(9)
Interest expense	357	340
Interest capitalized	(36)	(32)
Pension and other postretirement non-service credits(a)	(3)	(3)
Other financial costs	26	10
Net interest and other financial costs	$338	$306

(a)	See Note 21.
11. INCOME TAXES
We have historically provided for income taxes during interim reporting periods based on an estimate of the annual effective tax rate applied to the income for the interim period. For 2020, we continue to utilize this approach.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, some of which materially impact MPC's calculation of income taxes including:

•	Reducing the limitations on the deductibility of interest from 30 percent of adjusted taxable income to 50 percent.

•
Ability to carry back tax net operating losses ("NOL") five years for NOLs arising in taxable years 2018 through 2020. This provision allows the taxpayer to recover taxes previously paid at a 35 percent federal income tax rate during years prior to 2018. The limitation on the percentage of taxable income that may be offset by the NOL, formerly 80 percent of income, was eliminated for years beginning before 2021.

We recorded an overall income tax benefit of $1.9 billion for the three months ended March 31, 2020, of which $411 million was attributable to the expected NOL carryback provided for under the CARES Act. The combined federal, state and foreign income tax rate was 16 percent for the three months ended March 31, 2020. Our effective tax benefit rate was lower than the statutory rate primarily due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges, partially offset by a favorable rate effect of the CARES Act legislation. Additionally, our effective tax rate is generally benefited by our noncontrolling interest in MPLX, but this benefit was lower for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to impairment charges recorded by MPLX. We recorded an income tax receivable of $1.3 billion in other noncurrent assets to reflect our estimate of the tax benefit we will realize at the time of our 2020 tax return filing which is expected during the second half of 2021. A reconciliation of the federal statutory income tax rate applied to income (loss) before income taxes to the (benefit) provision for income taxes follows:

	Three Months Ended March 31,
	2020	2019
Statutory rate applied to income before income taxes	21%	21%
State and local income taxes, net of federal income tax effects	2	12
Goodwill impairment	(10)	—
Noncontrolling interests	(1)	(4)
CARES Act legislation	3	—
Other	1	—
Effective tax rate	16%	29%

During the first quarter of 2019, MPC’s provision for income taxes was increased $36 million for an out of period adjustment to correct the tax effects recorded in 2018 related to the Andeavor acquisition. The impact of the adjustment was not material to any previous period.
We are continuously undergoing examination of our income tax returns, which have been completed through the 2005 tax year for state returns and the 2010 tax year for our U.S. federal return. As of March 31, 2020, we had $27 million of unrecognized tax benefits.
Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 22 for indemnification information.
12. INVENTORIES

(In millions)	March 31, 2020	December 31, 2019
Crude oil	$3,717	$3,472
Refined products	5,700	5,548
Materials and supplies	1,000	996
Merchandise	248	227
Inventories before LCM inventory valuation reserve	10,665	10,243
LCM inventory valuation reserve	(3,220)	—
Total	$7,445	$10,243

Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing if the LIFO cost basis of these inventories may have to be written down to market values. At March 31, 2020, market values for these inventories were lower than their LIFO cost basis and, as a result, we recorded an inventory valuation charge of $3.22 billion to value these inventories at the lower of cost or market. Based on movements of refined product prices, future inventory valuation adjustments could have a negative or positive effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
The cost of inventories of crude oil and refined products and merchandise is determined primarily under the LIFO method. There were no LIFO inventory liquidations recognized for the three months ended March 31, 2020.

13. EQUITY METHOD INVESTMENTS
Significant Equity Method Investments
Summarized financial information, in the aggregate, for our significant equity method investments on a 100 percent basis were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Revenues and other income	$1,072	$1,628
Income (loss) from operations	(20)	336
Net income (loss)	(44)	314

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
14. PROPERTY, PLANT AND EQUIPMENT

(In millions)	March 31, 2020	December 31, 2019
Refining & Marketing	$29,511	$29,037
Retail	7,161	7,104
Midstream	27,490	27,193
Corporate and Other	1,308	1,289
Total	65,470	64,623
Less accumulated depreciation(a)	20,137	19,008
Property, plant and equipment, net	$45,333	$45,615

(a)	The March 31, 2020 balance includes property, plant and equipment impairment charges recorded during the first quarter of 2020. See Note 4 for additional information.

15. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2020
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$754	$32	$—	$(679)	$107	$7
Liabilities:
Commodity contracts	$610	$19	$—	$(628)	$1	$—
Embedded derivatives in commodity contracts	—	—	45	—	45	—

	December 31, 2019
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$57	$6	$—	$(55)	$8	$73
Liabilities:
Commodity contracts	$95	$11	$—	$(106)	$—	$—
Embedded derivatives in commodity contracts	—	—	60	—	60	—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2020, cash collateral of $67 million was netted with mark-to-market assets and $16 million was netted with the mark-to-market derivative liabilities. As of December 31, 2019, cash collateral of $51 million was netted with mark-to-market derivative liabilities.

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
Level 3 instruments are OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at March 31, 2020 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.26 to $0.68 per gallon with a weighted average of $0.39 per gallon per the current term of the embedded derivative and (2) the probability of renewal of 95 percent for the first five-year term and 83.5 percent for the second five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability. Beyond the embedded derivative discussed above, we had no outstanding commodity contracts as of March 31, 2020.

The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2020	2019
Beginning balance	$60	$61
Unrealized and realized (gains) losses included in net income	(14)	6
Settlements of derivative instruments	(1)	(2)
Ending balance	$45	$65

The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the end of period:	$(13)	$5

Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities and term loan facility, which include variable interest rates, approximate fair value. The fair value of our fixed and floating rate long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $31.0 billion and $27.7 billion at March 31, 2020, respectively, and approximately $28.3 billion and $30.1 billion at December 31, 2019, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of March 31, 2020 and December 31, 2019 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(In millions)	March 31, 2020
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$786	$629
Other current liabilities(a)	—	2
Deferred credits and other liabilities(a)	—	43

(In millions)	December 31, 2019
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$63	$106
Other current liabilities(a)	—	5
Deferred credits and other liabilities(a)	—	55

(a)	Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products and blending products as of March 31, 2020.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	94.8%	29,202	46,121
Refined products	84.3%	20,370	16,960
Blending products	100.0%	3,581	3,359

(a)	Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 3,840 long and 640 short; Refined products - 2,575 long and 1,775 short
The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended March 31,
Income Statement Location	2020	2019
Sales and other operating revenues	$84	$(20)
Cost of revenues	131	(80)
Total	$215	$(100)

17. DEBT
Our outstanding borrowings at March 31, 2020 and December 31, 2019 consisted of the following:

(In millions)	March 31, 2020	December 31, 2019
Marathon Petroleum Corporation:
Bank revolving credit facility	$2,000	$—
Senior notes	8,474	8,474
Notes payable	10	10
Finance lease obligations	692	679
MPLX LP:
Bank revolving credit facility	750	—
Term loan facility	1,000	1,000
Senior notes	19,100	19,100
Finance lease obligations	14	19
Total debt	$32,040	$29,282
Unamortized debt issuance costs	(129)	(134)
Unamortized (discount) premium, net	(302)	(310)
Amounts due within one year	(1,710)	(711)
Total long-term debt due after one year	$29,899	$28,127

Available Capacity under our Facilities as of March 31, 2020

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC 364-day bank revolving credit facility	$1,000	$—	$—	$1,000	—	September 2020
MPC bank revolving credit facility(a)	5,000	2,000	1	2,999	1.89%	October 2023
MPC trade receivables securitization facility(b)	750	—	—	750	—	July 2021
MPLX bank revolving credit facility(c)	3,500	750	—	2,750	1.94%	July 2024

(a)	Borrowed $2 billion on March 30, 2020.

(b)	Borrowed $925 million and repaid $925 million during the three months ended March 31, 2020.

(c)	Borrowed $1.325 billion at an average interest rate of 2.14 percent and repaid $575 million during the three months ended March 31, 2020.
18. REVENUE
The following table presents our revenues disaggregated by segment and product line.

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended March 31, 2020
Refined products	$16,539	$5,289	$169	$21,997
Merchandise	1	1,456	—	1,457
Crude oil	875	—	—	875
Midstream services and other	113	24	749	886
Sales and other operating revenues	$17,528	$6,769	$918	$25,215

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended March 31, 2019
Refined products	$18,750	$5,947	$216	$24,913
Merchandise	1	1,409	—	1,410
Crude oil	1,071	—	—	1,071
Midstream services and other	98	20	741	859
Sales and other operating revenues	$19,920	$7,376	$957	$28,253

We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of March 31, 2020, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at March 31, 2020 include matching buy/sell receivables of $2.33 billion.

19. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(In millions)	2020	2019
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$303	$269
Net income taxes paid to taxing authorities	(9)	42
Non-cash investing and financing activities:
Contribution of assets(a)	—	143
Fair value of assets acquired(b)	—	350

(a)	2019 includes the contribution of net assets to Capline LLC. See Note 13.

(b)	2019 includes the recognition of the Capline LLC equity method investment. See Note 13.

(In millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$1,690	$1,527
Restricted cash(a)	4	2
Cash, cash equivalents and restricted cash	$1,694	$1,529

(a)	The restricted cash balance is included within other current assets on the consolidated balance sheets.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2020	2019
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,062	$1,241
Decrease in capital accruals	(166)	(235)
Total capital expenditures	$896	$1,006

20. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2018	$(132)	$(23)	$2	$9	$(144)
Other comprehensive loss before reclassifications, net of tax of $0	(1)	—	—	—	(1)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(11)	—	—	—	(11)
– actuarial loss(a)	4	—	—	—	4
– settlement loss(a)	—	—	—	—	—
Other	—	—	—	(1)	(1)
Tax effect	2	—	—	—	2
Other comprehensive loss	(6)	—	—	(1)	(7)
Balance as of March 31, 2019	$(138)	$(23)	$2	$8	$(151)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2019	$(212)	$(116)	$1	$7	$(320)
Other comprehensive loss before reclassifications, net of tax of ($1)	(2)	(2)	—	—	(4)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(11)	—	—	—	(11)
– actuarial loss(a)	8	1	—	—	9
– settlement loss(a)	—	—	—	—	—
Other	—	—	—	(1)	(1)
Tax effect	1	—	—	—	1
Other comprehensive loss	(4)	(1)	—	(1)	(6)
Balance as of March 31, 2020	$(216)	$(117)	$1	$6	$(326)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.
21. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$69	$58	$9	$8
Interest cost	25	28	8	9
Expected return on plan assets	(34)	(32)	—	—
Amortization – prior service credit	(11)	(11)	—	—
– actuarial loss	8	4	1	—
– settlement loss	—	—	—	—
Net periodic benefit cost	$57	$47	$18	$17

The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the three months ended March 31, 2020, we made contributions of $3 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $6 million and $11 million, respectively, during the three months ended March 31, 2020.
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

At March 31, 2020 and December 31, 2019, accrued liabilities for remediation totaled $418 million and $433 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $29 million and $29 million at March 31, 2020 and December 31, 2019, respectively.
Governmental and other entities in California, Hawaii, Maryland, New York and Rhode Island have filed lawsuits against coal, gas, oil and petroleum companies, including the Company. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions. At this early stage, the ultimate outcome of these matters remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Other Lawsuits
In May 2015, the Kentucky attorney general filed a lawsuit against our wholly owned subsidiary, Marathon Petroleum Company LP (“MPC LP”), in the United States District Court for the Western District of Kentucky asserting claims under federal and state antitrust statutes, the Kentucky Consumer Protection Act, and state common law. The complaint, as amended in July 2015, alleges that MPC LP used deed restrictions, supply agreements with customers and exchange agreements with competitors to unreasonably restrain trade in areas within Kentucky and seeks declaratory relief, unspecified damages, civil penalties, restitution and disgorgement of profits. At this stage, the ultimate outcome of this litigation remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined, and we are unable to estimate a reasonably possible loss (or range of loss) for this matter. We intend to vigorously defend ourselves in this matter.
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
Guarantees related to indebtedness of equity method investees—MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of March 31, 2020.
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
The Equity Contribution Agreement requires us to contribute our pro rata share of any amounts necessary to allow Gray Oak Pipeline to cure any payment defaults under the construction loan facility or to repay all amounts outstanding under the facility, including principal, accrued interest, fees and expenses, in certain circumstances, including the failure of Gray Oak Pipeline to repay or refinance the construction loan facility prior to its scheduled maturity date of June 3, 2022. Gray Oak may borrow up to $1.43 billion under the construction loan facility (after giving effect to the exercise of all options to increase its borrowing capacity). As of March 31, 2020, our maximum potential undiscounted payments under the Equity Contribution Agreement for the debt principal totaled $345 million.

In connection with MPLX’s 9.19 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system, MPLX has entered into a Contingent Equity Contribution Agreement. MPLX, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.
In March 2020, the U.S. District Court for the District of Columbia ordered the U.S. Army Corps of Engineers, which granted permits for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement permit necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared. If the permit is vacated pending completion of the EIS and the vacatur is deemed temporary, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes while the pipeline is shutdown and its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the court vacates the permit and such action results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest, if any. As of March 31, 2020, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement was approximately $230 million.
In connection with our 50 percent indirect interest in Crowley Ocean Partners LLC, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of March 31, 2020, our maximum potential undiscounted payments under this agreement for debt principal totaled $125 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of March 31, 2020, our maximum potential undiscounted payments under this arrangement was $118 million.
Marathon Oil indemnifications—The separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.

Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $103 million as of March 31, 2020, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual Commitments and Contingencies
At March 31, 2020, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $626 million.

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
23. SUBSEQUENT EVENTS
Subsequent to the end of the quarter, we completed a number of financing activities to enhance our liquidity as described below.
Additional MPC 364-Day Bank Revolving Credit Facility
On April 27, 2020, MPC entered into a credit agreement with a syndicate of lenders providing for an additional $1 billion 364-day revolving credit facility. The credit agreement for the additional 364-day revolving credit facility contains representations and warranties, affirmative and negative covenants and events of default that we consider customary for agreements of their nature and type and substantially similar to those contained in our existing $5.0 billion five-year revolving credit facility and $1.0 billion 364-day revolving credit facility.
MPC Senior Notes Issuance
On April 27, 2020, we closed on the issuance of $2.5 billion in aggregate principal amount of senior notes in a public offering, consisting of $1.25 billion aggregate principal amount of 4.500 percent unsecured senior notes due May 2023 and $1.25 billion aggregate principal amount of 4.700 percent unsecured senior notes due May 2025. Interest is payable semi-annually in arrears. MPC used the net proceeds from this offering to repay amounts outstanding under its five-year revolving credit facility.

The following table shows our available credit capacity, excluding MPLX, as of May 5, 2020.

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Expiration
MPC 364-day bank revolving credit facility	$1,000	$—	$—	$1,000	September 2020
MPC 364-day bank revolving credit facility	1,000	—	—	1,000	April 2021
MPC bank revolving credit facility(a)	5,000	750	1	4,249	October 2023
MPC trade receivables securitization facility(b)	517	—	—	517	July 2021
Available capacity, excluding MPLX, as of May 5, 2020				6,766

(a)	Borrowed $2 billion on March 30, 2020 and $1.5 billion in April. Repaid $2.75 billion in May.

(b)
Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products. As of April 30, 2020 eligible trade receivables supported borrowings of approximately $517 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.
Disclosures Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements that are subject to risks, contingencies or uncertainties. You can identify forward-looking statements by words such as “anticipate,” “believe,” “commitment,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “imply,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “policy,” “position,” “potential,” “predict,” “priority,” “project,” “proposition,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes.
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
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•
the effects of the recent outbreak of COVID-19 and the adverse impact thereof on our business, financial condition, results of operations and cash flows, including our growth, operating costs, labor availability, logistical capabilities, customer demand for our products and industry demand generally, margins, inventory value, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;

•
the effects of the recent outbreak of COVID-19, and the current economic environment generally, on our working capital, cash flows and liquidity, which can be significantly affected by decreases in commodity prices;

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

•	the potential effects of judicial or other proceedings on the business, financial condition, results of operations and cash flows;

•	continued or further volatility in and degradation of general economic, market, industry or business conditions as a result of the COVID-19 pandemic, other infectious disease outbreaks or otherwise;

•
compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations, including the cost of compliance with the Renewable Fuel Standard, and enforcement actions initiated thereunder;

•	adverse market conditions or other similar risks affecting MPLX;

•	refining industry overcapacity or under capacity;

•	changes in producer customers’ drilling plans or in volumes of throughput of crude oil, natural gas, NGLs, refined products or other hydrocarbon-based products;

•	non-payment or non-performance by our producer and other customers;

•	changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks and refined products;

•	the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;

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

•
political pressure and influence of environmental groups and other stakeholders upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs or other hydrocarbon-based products;

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
We have three strong brands: Marathon®, Speedway® and ARCO®. The branded outlets, which primarily operate under the Marathon brand, are established motor fuel brands across the United States available through approximately 6,900 branded outlets operated by independent entrepreneurs in 35 states, the District of Columbia and Mexico. We believe our Retail segment operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 3,880 convenience stores, primarily under the Speedway brand, and 1,070 direct dealer locations, primarily under the ARCO brand, across the United States.

We primarily conduct our midstream operations through our ownership interest in MPLX, which owns and operates crude oil and refined product transportation and logistics infrastructure and natural gas and NGL gathering, processing, and fractionation assets. As of March 31, 2020, we owned, leased or had ownership interests in approximately 17,200 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing.
Our operations consist of three reportable operating segments: Refining & Marketing, Retail, and Midstream. Each of these segments is organized and managed based upon the nature of the products and services they offer.

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

Recent Developments
Business Update
The recent outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe.
This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for the refined petroleum products that we manufacture and sell.
In addition, recent global geopolitical events and macroeconomic conditions have exacerbated the decline in crude oil prices and have contributed to an increase in crude oil price volatility.
The decrease in the demand for refined petroleum products coupled with the decline in the price of crude oil has resulted in a significant decrease in the price of the refined petroleum products we produce and sell and had a negative impact on working capital during the quarter.
The price of refined products we sell and the feedstocks we purchase impact our revenues, income from operations, net income and cash flows. In addition, a decline in the market prices for products held in our inventories below the carrying value of our inventory resulted in an adjustment to the value of our inventories. At March 31, 2020, market values for these inventories were lower than their LIFO cost basis and, as a result, we recorded an inventory valuation charge of $3.22 billion to value these inventories at the lower of cost or market. Based on movements of refined product prices, future inventory valuation adjustments could have a negative or positive effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
We are actively responding to the impacts that these matters are having on our business. During March and continuing through April 2020, we started reducing the amount of crude oil processed at our refineries in response to the decreased demand for our products, and we temporarily idled portions of refining capacity to further limit production. In addition to these measures to address our operations, we are addressing our liquidity as outlined below.

•
We expect to defer or delay certain capital expenditures of approximately $1.35 billion, or approximately 30 percent, which is expected to reduce planned spending levels down to $3.0 billion for 2020. The reductions are planned across all segments of the business, including: $250 million in Refining & Marketing; $770 million in Midstream, which includes MPLX; $250 million in Retail; and $80 million in Corporate. Remaining capital spend primarily relates to growth projects that are already in progress or spending that supports the safe and reliable operation of our facilities.

•
We have taken actions to reduce forecasted annual operating expenses by approximately of $950 million, primarily through reductions of fixed costs and deferral of certain expense projects, which includes $200 million of operating expense reductions at MPLX.

•
Throughput levels have been reduced across the organization including the temporary idling of some facilities. The company plans to continue to monitor market conditions and optimize crude oil acquisition, refining run rates, and logistics systems to respond on a regional basis.

•	Share repurchases have temporarily been suspended. The company will evaluate the timing of future repurchases as market conditions evolve.

•
On April 27, 2020, we entered into an additional $1 billion 364-day revolving credit facility, which expires in 2021, to provide incremental liquidity and financial flexibility during the commodity price and demand downturn.

•	On April 27, 2020, we closed on the issuance of $2.5 billion of senior notes. Proceeds from the senior notes were used to pay down amounts outstanding on the five-year revolving credit facility.

•	The company continues to evaluate further actions to enhance liquidity.
Many uncertainties remain with respect to COVID-19, including its resulting economic effects, and we are unable to predict the ultimate economic impacts from COVID-19 and how quickly national economies can recover once the pandemic ultimately subsides. However, the adverse impact of the economic effects on MPC has been and will likely continue to be significant. We believe we have proactively addressed many of the known impacts of COVID-19 to the extent possible and will strive to continue to do so, but there can be no guarantee the measures will be fully effective.
Strategic Actions to Enhance Shareholder Value
On October 31, 2019, we announced our intention to separate our retail transportation fuel and convenience store business, which is operated primarily under the Speedway brand, into an independent, publicly traded company through a tax-free distribution to MPC shareholders of publicly traded stock in the new independent retail transportation fuel and convenience store company. This transaction is targeted to be completed in the fourth quarter of 2020, however timing could change given the COVID-19 related impacts to the business environment and access to capital markets. This transaction is subject to market, regulatory and certain other conditions, including final approval by MPC’s board of directors, receipt of customary assurances regarding the intended tax-free nature of the transaction, and the effectiveness of a registration statement to be filed with the SEC. The Speedway business is currently a reporting unit within our Retail segment. MPC will retain its direct dealer business, which is also included in the Retail segment as currently reported.
On March 18, 2020, we announced that MPC’s board of directors unanimously decided to maintain MPC’s current midstream structure, with the company remaining the general partner of MPLX. This decision concluded a comprehensive evaluation, led by a special committee of the board, that included extensive input from multiple external advisors and significant feedback from investors.
EXECUTIVE SUMMARY
Results
Select results are reflected in the following table.

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Income (loss) from operations by segment
Refining & Marketing	$(622)	$(334)
Retail	519	170
Midstream	905	908
Items not allocated to segments	(12,619)	(75)
Income from operations	$(11,817)	$669
Net loss attributable to MPC	$(9,234)	$(7)
Net income attributable to MPC per diluted share	$(14.25)	$(0.01)

Actions taken by various governmental authorities, individuals and companies to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction in the areas where we operate which has impacted demand for our products. Net loss attributable to MPC was $(9.23) billion, or $(14.25) per diluted share, in the first quarter of 2020 compared to $(7) million, or $(0.01) per diluted share, for the first quarter of 2019. The change was primarily due to impairment charges of $7.82 billion to goodwill and long-lived assets, an LCM charge of $3.22 billion and impairments of equity method investments of $1.32 billion during the current period primarily driven by the effects of COVID-19 and the decline in commodity prices. Increased income from operations in our Retail segment due to higher fuel and merchandise margins was partially offset by a higher loss from operations in our Refining & Marketing segment due to decreases in refined product sales volumes and prices during the current quarter.
Inventories are stated at the lower of cost or market. Costs of crude oil, refinery feedstocks and refined products are stated under the LIFO inventory costing method and aggregated on a consolidated basis for purposes of assessing if the cost basis of these inventories may have to be written down to market values. Based on movements of refined product prices, future inventory valuation adjustments could have a negative or positive effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover. The impairments of goodwill, equity method investments and long-lived assets are based on fair value determinations, which require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairments recognized in the first three months of 2020 will prove to be an accurate prediction of the future.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the first quarter of 2020 as compared to the first quarter of 2019.
MPLX
We owned approximately 666 million MPLX common units at March 31, 2020 with a market value of $7.74 billion based on the March 31, 2020 closing price of $11.62 per common unit. On April 28, 2020, MPLX declared a quarterly cash distribution of $0.6875 per common unit payable on May 15, 2020. As a result, MPLX will make distributions totaling $728 million to its common unitholders. MPC’s portion of these distributions is approximately $458 million.
We received limited partner distributions of $446 million from MPLX in the three months ended March 31, 2020 and $473 million from MPLX and ANDX combined in the three months ended March 31, 2019. The decrease in distributions from the prior year is due to the fact that ANDX had a higher per unit distribution prior to the Merger when compared to the MPLX distribution per unit post-merger.
See Note 3 to the unaudited consolidated financial statements for additional information on MPLX.
Share Repurchases
During the three months ended March 31, 2020, we did not repurchase any of our common stock, which helped preserve our liquidity during the COVID-19 pandemic. Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $15.05 billion of our common stock, leaving $2.96 billion available for repurchases as of March 31, 2020. We will evaluate the timing to resume any future repurchases as market conditions evolve. See Note 8 to the unaudited consolidated financial statements.
Liquidity
As of March 31, 2020, we had cash and cash equivalents of approximately $1.63 billion, excluding MPLX cash and cash equivalents of $57 million, $3.0 billion available under a five-year bank revolving credit facility, $1.0 billion available under a 364-day bank revolving credit facility, and $750 million available under our trade receivables securitization facility resulting in cash and available liquidity of $6.38 billion. MPC drew $2.0 billion on the five-year bank revolving credit facility in the first quarter of 2020. This borrowing was undertaken to provide financial flexibility given the recent commodity price downturn and the significant working capital impact associated with the decline in crude prices. The company has made short-term borrowings to manage the impact of commodity prices on working capital in the past and expects to do so from time to time in the future.
MPLX’s liquidity totaled $4.31 billion at March 31, 2020. As of March 31, 2020, MPLX had cash and cash equivalents of $57 million, $2.75 billion available under its $3.5 billion revolving credit agreement and $1.5 billion available through its intercompany loan agreement with MPC.

OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment income from operations depends largely on our Refining & Marketing margin, refining operating costs, distribution costs, refining planned turnaround and refinery throughputs.
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
Our refineries can process significant amounts of sweet and sour crude oil, which typically can be purchased at a discount to crude oil referenced in our Gulf Coast, Mid-Continent and West Coast crack spreads. The amount of these discounts, which we refer to as the sweet differential and sour differential, can vary significantly, causing our Refining & Marketing margin to differ from blended crack spreads. In general, larger sweet and sour differentials will enhance our Refining & Marketing margin.
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

(d)	This is consumption-based exposure for our Refining & Marketing segment and does not include the sales exposure for our Midstream segment.
In addition to the market changes indicated by the crack spreads, the sour differential and the sweet differential, our Refining & Marketing margin is impacted by factors such as:

•	the selling prices realized for refined products;

•	the types of crude oil and other charge and blendstocks processed;

•	our refinery yields;

•	the cost of products purchased for resale; and

•	the impact of commodity derivative instruments used to hedge price risk.
Refining & Marketing segment income from operations is also affected by changes in refinery operating costs and refining planned turnaround costs. Changes in operating costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Refining planned turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery.

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
Consolidated Results of Operations

	Three Months Ended March 31,
(In millions)	2020	2019	Variance
Revenues and other income:
Sales and other operating revenues	$25,215	$28,253	$(3,038)
Income (loss) from equity method investments(a)	(1,210)	99	(1,309)
Net gain on disposal of assets	4	214	(210)
Other income	71	35	36
Total revenues and other income	24,080	28,601	(4,521)
Costs and expenses:
Cost of revenues (excludes items below)	22,821	25,960	(3,139)
Inventory market valuation adjustment	3,220	—	3,220
Impairment expense	7,822	—	7,822
Depreciation and amortization	962	919	43
Selling, general and administrative expenses	821	867	(46)
Other taxes	251	186	65
Total costs and expenses	35,897	27,932	7,965
Income (loss) from operations	(11,817)	669	(12,486)
Net interest and other financial costs	338	306	32
Income (loss) before income taxes	(12,155)	363	(12,518)
Provision (benefit) for income taxes	(1,937)	104	(2,041)
Net income (loss)	(10,218)	259	(10,477)
Less net income (loss) attributable to:
Redeemable noncontrolling interest	20	20	—
Noncontrolling interests	(1,004)	246	(1,250)
Net loss attributable to MPC	$(9,234)	$(7)	$(9,227)

(a)	The 2020 period includes $1.32 billion of impairment expense. See Note 4 to the unaudited consolidated financial statements for further information.
First Quarter 2020 Compared to First Quarter 2019
Net loss attributable to MPC increased $9.23 billion in the first quarter of 2020 compared to the first quarter of 2019 primarily due to impairment expenses for goodwill and long-lived assets of $7.82 billion, an inventory market valuation adjustment of $3.22 billion and impairments of equity method investments of $1.32 billion during the period.
Revenues and other income decreased $4.52 billion primarily due to:

•
decreased sales and other operating revenues of $3.04 billion primarily due to decreased Refining & Marketing segment refined product sales volumes, which decreased 81 mbpd, and decreased average refined product sales prices of $0.22 per gallon largely due to reduced travel and business operations associated with the COVID-19 pandemic;

•
decreased income from equity method investments of $1.31 billion largely due to impairments of equity method investments of $1.32 billion primarily driven by the effects of COVID-19 and the decline in commodity prices; and

•
decreased net gain of $210 million mainly due to the absence of a $207 million gain recognized in 2019 in connection with MPC’s exchange of its undivided interest in the Capline pipeline system for an equity ownership in Capline LLC.

Costs and expenses increased $7.97 billion primarily due to:

•
decreased cost of revenues of $3.14 billion mainly due to lower refined product sales volumes, which decreased 81 mbpd primarily due to reduced travel and business operations associated with the COVID-19 pandemic;

•	an inventory market valuation adjustment charge of $3.22 billion primarily driven by the effects of COVID-19 and the decline in commodity prices;

•
impairment expense of $7.82 billion recorded for goodwill and long-lived assets of $7.33 billion and $492 million, respectively, primarily driven by the effects of COVID-19 and the decline in commodity prices; and

•
increased other taxes of $65 million primarily due to increased property and environmental taxes of approximately $34 million and $21 million, respectively. Property taxes increased in the current period mainly due to the absence of property tax refunds received in the first quarter of 2019 and environmental taxes increased largely due to the reinstatement of the Oil Spill Tax in 2020 after not being active in 2019.

Benefit for income taxes was $1.94 billion at March 31, 2020 compared to provision for income taxes of $104 million at March 31, 2019, primarily due to decreased income before income taxes of $12.52 billion. The combined federal, state and foreign income tax rate was a tax benefit of 16 percent for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2020 was less than the U.S. statutory rate of 21 percent primarily due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges, partially offset by a favorable rate effect of the CARES Act legislation. Additionally, our effective tax rate is generally benefited by our noncontrolling interest in MPLX, but this benefit was lower for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to impairment charges recorded by MPLX. The combined federal, state and foreign income tax rate was 29 percent for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2019 was greater than the U.S. statutory rate of 21 percent primarily due to $36 million of state deferred tax expense recorded as an out of period adjustment partially offset by permanent tax differences related to net income attributable to noncontrolling interests.
Non-controlling interests decreased $1.25 billion due to MPLX’s net loss primarily resulting from impairment expense recognized during the quarter.
Segment Results
Refining & Marketing
The following includes key financial and operating data for the first quarter of 2020 compared to the first quarter of 2019.

(a)	Includes intersegment sales and sales destined for export.

	Three Months Ended March 31,
	2020	2019
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,994	3,084
Refining & Marketing margin per barrel(a)(b)	$11.30	$11.17
Less:
Refining operating costs per barrel(c)	6.00	5.58
Distribution costs per barrel(d)	4.73	4.65
Refining planned turnaround costs per barrel	1.21	0.68
Depreciation and amortization per barrel	1.64	1.54
Plus:
Other per barrel(e)	—	0.07
Refining & Marketing segment loss per barrel	$(2.28)	$(1.21)

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

(c)	Includes refining operating costs and major maintenance costs. Excludes planned turnaround and depreciation and amortization expense.

(d)
Includes fees paid to MPLX. On a per barrel throughput basis, these fees were $3.15 and $2.83 for the three months ended March 31, 2020 and 2019, respectively. Excludes depreciation and amortization expense.

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

	Three Months Ended March 31,
Benchmark Spot Prices (dollars per gallon)	2020	2019
Chicago CBOB unleaded regular gasoline	$1.21	$1.51
Chicago ULSD	1.43	1.84
USGC CBOB unleaded regular gasoline	1.25	1.52
USGC ULSD	1.47	1.88
LA CARBOB	1.54	1.82
LA CARB diesel	1.63	1.92

Market Indicators (dollars per barrel)
LLS	$47.65	$62.34
WTI	45.78	54.90
ANS	51.03	64.48
Crack Spreads:
Mid-Continent WTI 3-2-1	$7.39	$11.70
USGC LLS 3-2-1	6.48	5.23
West Coast ANS 3-2-1	12.68	11.91
Blended 3-2-1(a)	8.31	9.29
Crude Oil Differentials:
Sweet	$(0.70)	$(3.30)
Sour	(4.90)	(3.13)

(a)	Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 38/38/24 percent in 2020 and 2019. These blends are based on our refining capacity by region in each period.
First Quarter 2020 Compared to First Quarter 2019
Refining & Marketing segment revenues decreased $3.19 billion primarily due to lower refined product sales volumes, which decreased 81 mbpd, and decreased average refined product sales prices of $0.22 per gallon. These decreases were primarily the result of reduced travel and business operations associated with the COVID-19 pandemic.
Refinery crude oil capacity utilization was 91 percent and net refinery throughputs decreased 90 mbpd during the first quarter of 2020.
Refining & Marketing segment loss from operations increased $288 million primarily due to lower blended crack spreads and higher planned turnaround expenses.
Refining & Marketing margin was $11.30 per barrel for the first quarter of 2020 compared to $11.17 per barrel for the first quarter of 2019. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $490 million on Refining & Marketing margin for the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower WTI crack spreads and narrower sweet crude oil differentials, partially offset by wider sour crude oil differentials. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields and other feedstock variances. These factors had an estimated net positive effect of approximately $470 million on Refining & Marketing segment income in the first quarter of 2020 compared to the first quarter of 2019.
Refining operating costs, excluding depreciation and amortization, increased $0.42 per barrel primarily due to higher engineered projects, maintenance costs and taxes, partially offset by lower energy costs. While, distribution costs, excluding depreciation and amortization, were flat as compared to first quarter of 2019, the lower throughput resulted in an $0.08 increase in these costs on a per barrel basis. Distribution costs, excluding depreciation and amortization, include fees paid to MPLX of $858 million and $786 million for the first quarter of 2020 and 2019, respectively. Refining planned turnaround costs increased $0.53 per barrel due to the timing of turnaround activity. Depreciation and amortization per barrel increased by $0.10 per barrel.
Supplemental Refining & Marketing Statistics

	Three Months Ended March 31,
	2020	2019
Refining & Marketing Operating Statistics
Refined product export sales volumes (mbpd)(a)	383	430
Crude oil capacity utilization percent(b)	91	95
Refinery throughputs (mbpd):(c)
Crude oil refined	2,784	2,869
Other charge and blendstocks	210	215
Net refinery throughput	2,994	3,084
Sour crude oil throughput percent	49	52
Sweet crude oil throughput percent	51	48
Refined product yields (mbpd):(c)
Gasoline	1,488	1,533
Distillates	1,020	1,091
Propane	58	53
Feedstocks and petrochemicals	352	330
Heavy fuel oil	37	45
Asphalt	80	80
Total	3,035	3,132

(a)	Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

(b)	Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.

(c)	Excludes inter-refinery volumes which totaled 78 mbpd and 76 mbpd for the three months ended March 31, 2020 and 2019, respectively.

Retail
The following includes key financial and operating data for the first quarter of 2020 compared to the first quarter of 2019.

(a)
The price paid by consumers or direct dealers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable), divided by gasoline and distillate sales volume. Excludes LCM inventory valuation adjustments.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

	Three Months Ended March 31,
Key Financial and Operating Data	2020	2019
Average fuel sales prices (dollars per gallon)	$2.41	$2.58
Merchandise sales (in millions)	$1,461	$1,413
Merchandise margin (in millions)(a)(b)	$414	$407
Same store gasoline sales volume (period over period)(c)	(8.3)%	(3.2)%
Same store merchandise sales (period over period)(c)(d)	0.7%	5.4%
Convenience stores at period-end	3,881	3,918
Direct dealer locations at period-end	1,070	1,062

(a)	The price paid by the consumers less the cost of merchandise.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

(c)	Same store comparison includes only locations owned at least 13 months.

(d)	Excludes cigarettes.
First Quarter 2020 Compared to First Quarter 2019
Retail segment revenues decreased $607 million primarily due to decreased fuel sales partially offset by increased merchandise sales. Total fuel sales volumes decreased 280 million gallons and average fuel sales prices decreased $0.17 per gallon. Merchandise sales increased $48 million. These changes were primarily due to the effects of the COVID-19 pandemic which resulted in reduced fuel sales from restricted travel, social distancing and reduced business operations and increased merchandise sales primarily of cigarettes, beer and wine, and other merchandise. In addition, fuel sales volumes decreased as a result of an agreement between Speedway and Pilot Travel Centers LLC (“PTC”), effective October 1, 2019, in which PTC supplies, prices and sells diesel fuel at certain Speedway and PTC locations with both companies sharing in the diesel fuel margins.
Retail segment income from operations increased $349 million largely driven by higher fuel margins partially offset by an increase in operating expenses. Retail fuel margin increased to 32.91 cents per gallon in the first quarter of 2020, from 17.15 cents per gallon in the first quarter of 2019.

Midstream
The following includes key financial and operating data for the first quarter of 2020 compared to the first quarter of 2019.

(a)	On owned common-carrier pipelines, excluding equity method investments.

(b)	Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended March 31,
Benchmark Prices	2020	2019
Natural Gas NYMEX HH ($ per MMBtu)	$1.87	$2.87
C2 + NGL Pricing ($ per gallon)(a)	$0.40	$0.62

(a)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.

First Quarter 2020 Compared to First Quarter 2019
Midstream segment revenue decreased $29 million primarily due to lower natural gas and NGL prices during the quarter.
Midstream segment income from operations was consistent with the first quarter of 2019 as strong performance across MPLX’s base business was driven by stable, fee-based earnings primarily from pipeline volume commitments as well as contributions from organic growth projects.
Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended March 31,
	2020	2019
Items not allocated to segments:
Corporate and other unallocated items(a)	$(227)	$(191)
Capline restructuring gain	—	207
Transaction-related costs	(35)	(91)
Impairments	(9,137)	—
Inventory market valuation adjustment	(3,220)	—

(a)
Corporate and other unallocated items consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing and Retail segments.

First Quarter 2020 Compared to First Quarter 2019
Corporate and other unallocated items increased $36 million primarily due to an information systems integration project and incremental legal expenses.
During the first quarter of 2020, we recorded impairment charges of approximately $9.14 billion, which includes $7.82 billion related to goodwill and long-lived assets and impairments of equity method investments of $1.32 billion, and an inventory market valuation adjustment charge of $3.22 billion primarily driven by the effects of COVID-19 and the decline in commodity prices.
Other unallocated items include transaction-related costs of $35 million for the first quarter of 2020 associated with the Speedway separation, Midstream strategic review and other related activities and $91 million for the first quarter of 2019 largely related to the recognition of an obligation for vacation benefits provided to former Andeavor employees as part of the Andeavor acquisition. In the first quarter of 2019, other unallocated items include a $207 million gain resulting from the agreements executed with Capline LLC to contribute our 33 percent undivided interest in the Capline pipeline system in exchange for a 33 percent ownership interest in Capline LLC.
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

Refining & Marketing Margin
Refining margin is defined as sales revenue less the cost of refinery inputs and purchased products.

	Three Months Ended March 31,
Reconciliation of Refining & Marketing income from operations to Refining & Marketing margin (in millions)	2020	2019
Refining & Marketing income from operations	$(622)	$(334)
Plus (Less):
Refining operating costs(a)	1,636	1,552
Refining depreciation and amortization	401	387
Refining planned turnaround costs	329	186
Distribution costs(b)	1,290	1,290
Distribution depreciation and amortization	46	40
(Income) loss from equity method investments	3	(1)
Net gain on disposal of assets	—	(6)
Other income	(4)	(14)
Refining & Marketing margin	$3,079	$3,100

(a)	Includes refining major maintenance and operating costs. Excludes planned turnaround and depreciation and amortization expense.

(b)	Includes fees paid to MPLX of $858 million and $786 million for the first quarter of 2020 and 2019, respectively. Excludes depreciation and amortization expense.
Retail Fuel Margin
Retail fuel margin is defined as the price paid by consumers or direct dealers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable).
Retail Merchandise Margin
Retail merchandise margin is defined as the price paid by consumers less the cost of merchandise.

	Three Months Ended March 31,
Reconciliation of Retail income from operations to Retail total margin (in millions)	2020	2019
Retail income from operations	$519	$170
Plus (Less):
Operating, selling, general and administrative expenses	598	583
Depreciation and amortization	125	126
Income from equity method investments	(22)	(17)
Net gain on disposal of assets	(1)	(2)
Other income	(49)	(2)
Retail total margin	$1,170	$858

Retail total margin:
Fuel margin	$731	$429
Merchandise margin	414	407
Other margin	25	22
Retail total margin	$1,170	$858

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $1.69 billion at March 31, 2020 compared to $1.53 billion at December 31, 2019. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Three Months Ended March 31,
(In millions)	2020	2019
Net cash provided by (used in):
Operating activities	$(768)	$1,623
Investing activities	(1,088)	(1,520)
Financing activities	2,021	(920)
Total increase (decrease) in cash	$165	$(817)
Net cash provided by operating activities decreased $2.39 billion in the first three months of 2020 compared to the first three months of 2019, primarily due to an unfavorable change in working capital of $2.52 billion mainly due to a decrease in accounts payable. Changes in working capital exclude changes in short-term debt.
Changes in working capital, excluding changes in short-term debt, were a net $2.03 billion use of cash in the first three months of 2020 compared to a net $489 million source of cash in the first three months of 2019.
For the first three months of 2020, changes in working capital, excluding the LCM reserve and changes in short-term debt, were a net $2.03 billion use of cash primarily due to the effects of decreasing energy commodity prices at the end of the period on working capital. Accounts payable decreased primarily due to a decrease in crude prices. Current receivables decreased primarily due to lower crude and refined product prices partially offset by an increase in crude volumes. Excluding the LCM reserve,inventories increased due to increases in crude and refined product inventories.
For the first three months of 2019, changes in working capital, excluding changes in short-term debt, were a net $489 million source of cash primarily due to the effects of increases in energy commodity prices at the end of the period on working capital. Accounts payable increased primarily due to an increase in crude prices. Current receivables increased primarily due to higher refined product and crude prices and higher crude sales volumes. Inventories decreased due to decreases in refined product and merchandise inventories, partially offset by increases in crude and materials and supplies inventories.
Net cash used in investing activities decreased $432 million in the first three months of 2020 compared to the first three months of 2019, primarily due to the following:

•
a decrease in additions to property, plant and equipment of $179 million primarily due to decreased capital expenditures in the first three months of 2020 in our Midstream and Refining & Marketing segments; and

•
a decrease in net investments of $231 million largely due to investments in the first quarter of 2019 connection with the construction of the Gray Oak Pipeline, which began initial start-up in the fourth quarter of 2019.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(In millions)	2020	2019
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,062	$1,241
Decrease in capital accruals	(166)	(235)
Total capital expenditures	896	1,006
Investments in equity method investees (excludes acquisitions)	169	325
Total capital expenditures and investments	$1,065	$1,331

Financing activities were a net $2.02 billion source of cash in the first three months of 2020 compared to a net $920 million use of cash in the first three months of 2019.

•
Long-term debt borrowings and repayments were a net $2.73 billion source of cash in the first three months of 2020 compared to a net $573 million source of cash in the first three months of 2019. During the first three months of 2020, MPC had borrowings of $2.0 billion under its revolving credit facility, borrowed and repaid $925 million under its trade receivables facility and MPLX had net borrowings of $750 million under its revolving credit facility. During the first three months of 2019, MPLX had net borrowings of $425 million under its revolving credit facility and ANDX had net borrowings of $159 million under its revolving credit facility. MPLX completed its acquisition of ANDX on July 30, 2019.

•
Cash used in common stock repurchases decreased $885 million in the first three months of 2020 compared to the first three months of 2019. There were no share repurchases in the first three months of 2020 compared to $885 million in the first three months of 2019. See Note 8 to the unaudited consolidated financial statements for further discussion of share repurchases.

•
Cash used in dividend payments increased $23 million in the first three months of 2020 compared to the first three months of 2019, primarily due to a $0.05 per share increase in our base dividend, partially offset by a reduction of shares resulting from share repurchases in 2019. Our dividend payments were $0.58 per common share in the first three months of 2020 compared to $0.53 per common share in the first three months of 2019.

•
Contributions from noncontrolling interests decreased $95 million in the first three months of 2020 compared to the first three months of 2019 primarily due to cash received in 2019 for an increased noncontrolling interest in an MPLX subsidiary.

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
Our liquidity, excluding MPLX, totaled $6.38 billion at March 31, 2020 consisting of:

	March 31, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)(b)	$5,000	$2,001	$2,999
364-day bank revolving credit facility	1,000	—	$1,000
Trade receivables facility(c)	750	—	750
Total	$6,750	$2,001	$4,749
Cash and cash equivalents(d)			1,633
Total liquidity			$6,382

(a)	Excludes MPLX’s $3.50 billion bank revolving credit facility, which had approximately $2.75 billion available as of March 31, 2020.

(b)	Outstanding borrowings include $1 million in letters of credit outstanding under this facility.

(c)
Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products. As of April 30, 2020 eligible trade receivables supported borrowings of approximately $517 million.

(d)	Excludes MPLX cash and cash equivalents of $57 million.
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

We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of March 31, 2020, we had no commercial paper borrowings outstanding.
On April 27, 2020, MPC entered into a credit agreement with a syndicate of lenders providing for an additional $1 billion 364-day revolving credit facility. The credit agreement for the additional 364-day revolving credit facility contains representations and warranties, affirmative and negative covenants and events of default that we consider customary for agreements of their nature and type and substantially similar to those contained in our existing $5.0 billion five-year revolving credit facility and $1.0 billion 364-day revolving credit facility.
On April 27, 2020, MPC closed on the issuance of $2.5 billion in aggregate principal amount of senior notes in a public offering, consisting of $1.25 billion aggregate principal amount of 4.500 percent unsecured senior notes due 2023 and $1.25 billion aggregate principal amount of 4.700 percent unsecured senior notes due 2025. MPC used the net proceeds from this offering to repay amounts outstanding under its five-year revolving credit facility.
The following table shows our available credit capacity, excluding MPLX, as of May 5, 2020.

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Expiration
MPC 364-day bank revolving credit facility	$1,000	$—	$—	$1,000	September 2020
MPC 364-day bank revolving credit facility	1,000	—	—	1,000	April 2021
MPC bank revolving credit facility(a)	5,000	750	1	4,249	October 2023
MPC trade receivables securitization facility(b)	517	—	—	517	July 2021
Available capacity, excluding MPLX, as of May 5, 2020				6,766

(a)	Borrowed $2 billion on March 30, 2020 and $1.5 billion in April. Repaid $2.75 billion in May.

(b)
Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products. As of April 30, 2020 eligible trade receivables supported borrowings of approximately $517 million.

The MPC credit agreements and our trade receivables facility contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreements requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of March 31, 2020, we were in compliance with the covenants contained in the MPC bank revolving credit facility and our trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.31 to 1.00.
Our intention is to maintain an investment-grade credit profile. As of May 5, 2020, the credit ratings on our senior unsecured debt are as follows.

Company	Rating Agency	Rating
MPC	Moody’s	Baa2 (negative outlook)
	Standard & Poor’s	BBB (negative outlook)
	Fitch	BBB (negative outlook)
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

MPLX
MPLX’s liquidity totaled $4.31 billion at March 31, 2020 consisting of:

	March 31, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility	$3,500	$750	$2,750
MPC Intercompany Loan Agreement	1,500	—	1,500
Total	$5,000	$750	$4,250
Cash and cash equivalents			57
Total liquidity			$4,307
The MPLX credit agreement and term loan agreement contain certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of March 31, 2020, MPLX was in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.80 to 1.0.
Our intention is to maintain an investment-grade credit profile for MPLX. As of May 5, 2020, the credit ratings on MPLX’s senior unsecured debt are as follows.

Company	Rating Agency	Rating
MPLX	Moody’s	Baa2 (negative outlook)
	Standard & Poor’s	BBB (negative outlook)
	Fitch	BBB (negative outlook)
The ratings reflect the respective views of the rating agencies. Although it is our intention to maintain a credit profile that supports an investment-grade rating for MPLX, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.

The agreements governing MPLX’s debt obligations do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that MPLX credit ratings are downgraded. However, any downgrades of MPLX senior unsecured debt to below investment grade ratings could increase the applicable interest rates, yields and other fees payable under such agreements. In addition, a downgrade of MPLX senior unsecured debt ratings to below investment-grade levels may limit MPLX’s ability to obtain future financing, including to refinance existing indebtedness.
See Item 8. Financial Statements and Supplementary Data – Note 17 for further discussion of MPLX’s debt.
Capital Requirements
Capital Investment Plan
MPC's capital investment plan for 2020 originally totaled approximately $2.6 billion for capital projects and investments, excluding MPLX, capitalized interest and acquisitions. MPC’s capital investment plan includes all of the planned capital spending for Refining & Marketing, Retail and Corporate as well as a portion of the planned capital investments in Midstream. MPLX’s capital investment plan for 2020 originally totaled approximately $1.75 billion.
In response to the COVID-19 environment, the company announced a consolidated capital spending reduction of $1.35 billion to $3.0 billion for 2020 as detailed in the table below. Remaining capital spend primarily relates to growth projects that are already in progress or spending that supports the safe and reliable operation of our facilities. We continuously evaluate our capital investment plan and make changes as conditions warrant.

	Capital Investment Plan
(In millions)	Revised 2020 Outlook	Original 2020 Guidance	Reduction
MPC, excluding MPLX
Refining & Marketing	$1,300	$1,550	$(250)
Retail	300	550	(250)
Midstream - Other	230	300	(70)
Corporate and Other	120	200	(80)
Total MPC, excluding MPLX	$1,950	$2,600	$(650)

Midstream - MPLX	$1,050	$1,750	$(700)

Capital expenditures and investments for MPC and MPLX are summarized below.

	Three Months Ended March 31,
(In millions)	2020	2019
MPC, excluding MPLX
Refining & Marketing	$459	$394
Retail	76	73
Midstream - Other	76	194
Corporate and Other(a)	56	41
Total MPC, excluding MPLX	$667	$702

Midstream - MPLX	$398	$629

(a)	Includes capitalized interest of $29 million and $31 million for the three months ended March 31, 2020 and 2019, respectively.
Capital expenditures and investments in affiliates during the three months ended March 31, 2020 were primarily for Midstream and Refining & Marketing segment projects and investments in affiliates.
Other Capital Requirements
During the three months ended March 31, 2020, we contributed $3 million to our funded pension plans. We may choose to make additional contributions to our pension plans.
On April 29, 2020, our board of directors approved a dividend of $0.58 per share on common stock. The dividend is payable June 10, 2020, to shareholders of record as of the close of business on May 20, 2020.
We may, from time to time, repurchase our senior notes in the open market, in tender offers, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Share Repurchases
During the three months ended March 31, 2020, we did not repurchase any of our common stock, which helped preserve our liquidity during the COVID-19 pandemic. Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $15.05 billion of our common stock, leaving $2.96 billion available for repurchases at March 31, 2020. We will evaluate the timing to resume any future repurchases as market conditions evolve. The table below summarizes our total share repurchases for the three months ended March 31, 2020 and 2019. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Number of shares repurchased	—	14
Cash paid for shares repurchased	$—	$885
Average cost per share	$—	$62.98
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
Contractual Cash Obligations
As of March 31, 2020, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first three months of 2020, our long-term debt commitments increased approximately $2.55 billion primarily due to borrowings under the MPC and MPLX bank revolving credit facilities.
During the quarter our contractual cash obligations for crude oil decreased primarily as a result of the decrease in crude prices during the period. There were no other material changes to our contractual cash obligations outside the ordinary course of business since December 31, 2019.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under U.S. GAAP. Our off-balance sheet arrangements are limited to indemnities and guarantees that are described below. Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.
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
There have been no significant changes to our environmental matters and compliance costs during the three months ended March 31, 2020.
CRITICAL ACCOUNTING ESTIMATES
As of March 31, 2020, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2019 except as noted below.
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

•
Future operating performance. Our estimates of future operating performance are based on our analysis of various supply and demand factors, which include, among other things, industry-wide capacity, our planned utilization rate, end-user demand, capital expenditures and economic conditions. Such estimates are consistent with those used in our planning and capital investment reviews.

•
Future volumes. Our estimates of future refinery, retail, pipeline throughput and natural gas and natural gas liquid processing volumes are based on internal forecasts prepared by our Refining & Marketing, Retail and Midstream segments operations personnel. Assumptions about the effects of COVID-19 on our future volumes are inherently subjective and contingent upon the duration of the pandemic, which is difficult to forecast.

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
Assumptions about the effects of COVID-19 and the macroeconomic environment are inherently subjective and contingent upon the duration of the pandemic and its impact on the macroeconomic environment, which is difficult to forecast. We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual results may differ from these projections.
The need to test for impairment can be based on several indicators, including a significant reduction in prices of or demand for products produced, a weakened outlook for profitability, a significant reduction in pipeline throughput volumes, a significant reduction in natural gas or natural gas liquids processed, a significant reduction in refining or retail fuel margins, other changes to contracts or changes in the regulatory environment.
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flow of an asset group. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which generally is the refinery and associated distribution system level for Refining & Marketing segment assets, company-owned convenience store locations for Retail segment assets, and the plant level or pipeline system level for Midstream segment assets. If the sum of the undiscounted estimated pretax cash flows is less than the carrying value of an asset group, fair value is calculated, and the carrying value is written down to the calculated fair value.
During the first quarter of 2020, we identified long-lived asset impairment triggers relating to all 16 of our refinery asset groups as a result of significant impacts to the Refining & Marketing segment forecasted cash flows. The cash flows associated with these assets were significantly impacted by the effects of COVID-19 and commodity price declines. We assessed each refinery asset group for impairment by comparing the undiscounted estimated pretax cash flows to the carrying value of each asset group. Of the 16 refinery asset groups, only the Gallup refinery’s carrying value exceeded its undiscounted estimated pretax cash flows. All other refinery asset groups undiscounted estimated pretax cash flows exceeded the carrying value by at least 21 percent. The determination of undiscounted estimated pretax cash flows utilized significant assumptions including management’s best estimates of the expected future cash flows, allocation of certain Refining & Marketing segment cash flows to the individual refineries, the estimated useful lives of the asset groups, and the salvage values of the refineries. The determinations of expected future cash flows and the salvage values of refineries require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. Should our assumptions significantly change in future periods, it is possible we may determine the carrying values of these additional refinery asset groups exceed the undiscounted estimated pretax cash flows of these refinery asset groups, which would result in future impairment charges.
It was determined that the fair value of the Gallup refinery’s property, plant and equipment (“PP&E”) was less than the carrying value. As a result, we recorded a charge of $142 million to impairment expense on the consolidated statements of income. The fair value measurements for the Gallup refinery assets represent Level 3 measurements.
During the first quarter of 2020, MPLX identified an impairment trigger relating to asset groups within its Western Gathering & Processing (“G&P”) reporting unit as a result of significant impacts to forecasted cash flows for these asset groups resulting from the effects of COVID-19. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. MPLX assessed each asset group within the Western G&P reporting unit for impairment. It was determined that the fair value of the East Texas G&P asset group’s underlying assets were less than the carrying value. As a result, MPLX recorded impairment charges totaling $350 million related to its property, plant and equipment and intangibles, which are included in impairment expense on our consolidated statements of income. Fair value of MPLX’s PP&E was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.
Unlike long-lived assets, goodwill is subject to annual, or more frequent if necessary, impairment testing at the reporting unit level. A goodwill impairment loss is measured as the amount by which a reporting unit's carrying value exceeds its fair value, without exceeding the recorded amount of goodwill.
The “Business Update” under Recent Developments in the Corporate Overview section describes the effects that the recent outbreak of COVID-19 and its development into a pandemic and the recent decline in commodity prices have had on our business. Due to these developments, we performed impairment assessments as discussed further below.
Prior to performing our goodwill impairment assessment as of March 31, 2020, we had goodwill totaling approximately $20 billion associated with eight of our 10 reporting units. As part of this assessment, we recorded goodwill impairment expenses of $7.33 billion in the first quarter of 2020 related to our Refining & Marketing and MPLX’s Eastern G&P reporting units. The Refining & Marketing and Eastern G&P reporting units recorded goodwill impairment charges of $5.52 billion and $1.81 billion, respectively, which fully impaired both reporting units’ historical goodwill balances. These goodwill impairment expenses are primarily driven by the effects of COVID-19, the decline in commodity prices and the slowing of drilling activity which has reduced production growth forecasts from MPLX’s producer customers. For the remaining six reporting units with goodwill, we determined that no significant adjustments to the carrying value of goodwill were necessary. The impairment assessment performed as of March 31, 2020 resulted in the fair value of the reporting units exceeding their carrying value by percentages ranging from approximately 8.5 percent to 270.0 percent. MPLX’s Crude Gathering reporting unit had goodwill totaling $1.1 billion at March 31, 2020 and MPLX’s fair value estimate for this reporting unit exceeded the reporting unit carrying value by 8.5 percent. The operations which make up this reporting unit were acquired through the merger with ANDX. We accounted for the October 1, 2018 acquisition of Andeavor (including acquiring control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded at the acquisition date fair value. As such, given the short amount of time from when fair value was established to the date of the impairment test, the amount by which the fair value exceeded the carrying value within this reporting unit is not unexpected. An increase of one percentage point to the discount rate used to estimate the fair value of this reporting unit would not have resulted in goodwill impairment as of March 31, 2020. No other reporting units had fair values exceeding carrying values of less than 20 percent.
Significant assumptions used to estimate the reporting units’ fair value included estimates of future cash flows and market information for comparable assets. If estimates for future cash flows, which are impacted by future margins on products produced or sold, future volumes, and capital requirements, were to decline, the overall reporting units’ fair values would decrease, resulting in potential goodwill impairment charges. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment tests will prove to be an accurate prediction of the future.
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. During the first quarter of 2020, we recorded $1.32 billion of equity method investment impairment charges to income from equity method investments in the consolidated statements of income. The impairment charges primarily related to MPLX recording an other than temporary impairment totaling $1.26 billion, of which $1.25 billion related to MarkWest Utica EMG, L.L.C and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. At March 31, 2020 we had $5.66 billion of equity method investments recorded on the Consolidated Balance Sheets.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2019.
See Notes 15 and 16 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table includes the composition of net gains and losses on our commodity derivative positions as of March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
(In millions)	2020	2019
Realized gain on settled derivative positions	$2	$39
Unrealized gain (loss) on open net derivative positions	213	(139)
Net gain (loss)	$215	$(100)
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at March 31, 2020.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2020 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of March 31, 2020
Crude	$(56)	$(140)	$58	$144
Refined products	12	29	(12)	(29)
Blending products	(2)	(5)	2	5
Embedded derivatives	(5)	(11)	5	11
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2020 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of March 31, 2020 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of March 31, 2020(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended March 31, 2020(c)
Long-term debt
Fixed-rate	$22,289	$1,772	n/a
Variable-rate	3,751	n/a	8

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2020.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the three months ended March 31, 2020.
At March 31, 2020, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2020, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Except as described below, there have no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K.
Litigation
In connection with MPLX’s 9.19 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system, MPLX has entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of Bakken Pipeline system.
In March 2020, the U.S. District Court for the District of Columbia ordered the U.S. Army Corps of Engineers, which granted permits for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement permit necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared. If the permit is vacated pending completion of the EIS and the vacatur is deemed temporary, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes while the pipeline is shutdown and its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the court vacates the permit and such action results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest, if any.
Environmental Proceedings
As described in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”), governmental and other entities in California, New York, Maryland and Rhode Island have filed lawsuits against coal, gas, oil and petroleum companies, including the Company. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. In March 2020, the City and County of Honolulu, Hawaii filed suit against 20 oil and gas defendants, including MPC, making similar allegations. Similar lawsuits may be filed in other jurisdictions. At this early stage, the ultimate outcome of these matters remain uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.
Logistics and Storage
On April 10, 2020, we received a Notice of Probable Violation and Proposed Civil Penalty from the Pipeline and Hazardous Materials Safety Administration’s Office of Pipeline Safety (OPS) for alleged violations arising from the release at the Hospah Station pump station in New Mexico on September 7, 2018. The NOPV alleged a failure to follow written procedures for responding to, investigating, and correcting the cause of an increase in pressure of flow rate outside its normal operating limits, and a failure to follow appropriate procedures regarding related personnel performance. This matter was resolved for a cash penalty of approximately $236,000.
Detroit Refinery
As previously disclosed in our 2019 10-K, in June 2019, we received an offer from the Michigan Department of Environment, Great Lakes, and Energy to settle violations alleged in five NOVs issued to the refinery between September 2017 and February 2019. In December 2019, the settlement discussions were expanded to include two additional NOVs issued to the refinery during October and December 2019. The NOVs allege violations of emissions limitations and other requirements of the refinery’s air permit and Michigan air pollution control laws. We have agreed to settle this matter for a cash penalty under $100,000 and a supplemental environmental project with an expected approximate value of $282,000.
Galveston Bay Refinery
As previously disclosed on our 2019 10-K, in August 2019, we received an offer from the Texas Commission on Environmental Quality to settle violations alleged in enforcement notices issued to the refinery in March 2019. The notices allege violations of emissions limitations and other requirements of the refinery’s air permit. We have agreed to settle this matter for a cash penalty and a supplemental environmental project with a total combined value of under $100,000.

ITEM 1A. RISK FACTORS
Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our working capital, cash flows and liquidity can be significantly affected by decreases in commodity prices.
Payment terms for our crude oil purchases are generally longer than the terms we extend to our customers for refined product sales. As a result, the payables for our crude oil purchases are proportionally larger than the receivables for our refined product sales. Due to this net payables position, a decrease in commodity prices generally results in a use of working capital, and given the significant volume of crude oil that we purchase the impact can materially affect our working capital, cash flows and liquidity.
The recent outbreak of COVID-19 and certain developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and cash flows and those of our customers, suppliers and other counterparties.
The recent outbreak of COVID-19 and the responses of governmental authorities and companies and the self-imposed restrictions by many individuals across the world to stem the spread of the virus have significantly reduced global economic activity, as there has been a dramatic decrease in the number of businesses open for operation and substantially fewer people across the world traveling to work or leaving their home to purchase goods and services. This has also resulted, for example, in a dramatic reduction in airline flights and has reduced the number of cars on the road. As a result, there has been a decline in the demand for the refined petroleum products that we manufacture and sell.
Concerns over the negative effects of COVID-19 on economic and business prospects across the world have contributed to increased market and oil price volatility and have diminished expectations for the global economy. These factors, coupled with the emergence of decreasing business and consumer confidence and increasing unemployment resulting from the COVID-19 outbreak and the recent abrupt oil price decline, may precipitate a prolonged economic slowdown and recession. Our refinery utilization and operating margins and other aspects of our business have been adversely impacted by these developments. Any such prolonged period of economic slowdown or recession, or a protracted period of depressed prices for our products or crude oil or reduced margins for the refined petroleum products we manufacture and sell could have significant adverse consequences for our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect our ability to obtain adequate crude oil volumes and to market certain of our products at favorable prices, or at all.
Due to declines in the market prices of products held in our inventories, we recorded a material inventory valuation charge to cost of revenues to value certain of our inventories at the lower of cost or market. Depending on future movements of refined product prices, future inventory valuation adjustments could have a negative or positive effect on our financial performance. In addition, a sustained period of low crude oil prices may also result in significant financial constraints on certain producers from which we acquire our crude oil, which could result in long term crude oil supply constraints for our business. Such conditions could also result in an increased risk that our customers and other counterparties may be unable to fully fulfill their obligations in a timely manner, or at all. Any of the foregoing events or conditions, or other unforeseen consequences of COVID-19, could significantly adversely affect our business and financial condition and the business and financial condition of our customers and other counterparties.
The ultimate extent of the impact of COVID-19 on our business, financial condition, results of operations and cash flows will depend largely on future developments, including the duration and spread of the outbreak, particularly within the geographic areas where we operate, the related impact on overall economic activity and the timing of the lifting of restrictions and return of customer confidence, all of which are uncertain and cannot be predicted with certainty at this time.
The Court of Chancery of the State of Delaware will be, to the extent permitted by law, the sole and exclusive forum for substantially all disputes between us and our shareholders.
Our Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•	any derivative action or proceeding brought on behalf of MPC;

•	any action asserting a claim of breach of a fiduciary duty owed by any director or officer of MPC to MPC or its stockholders

•
any action asserting a claim against MPC arising pursuant to any provision of the General Corporation Law of the State of Delaware, MPC’s Restated Certificate of Incorporation, any Preferred Stock Designation or the Bylaws of MPC; or

•	any other action asserting a claim against MPC or any Director or officer of MPC that is governed by or subject to the internal affairs doctrine for choice of law purposes.
The forum selection provision may restrict a stockholder’s ability to bring a claim against us or directors or officers of MPC in a forum that it finds favorable, which may discourage stockholders from bringing such claims at all. Alternatively, if a court were to find the forum selection provision contained in our Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations. However, the forum selection provision does not apply to any claims, actions or proceedings arising under the Securities Act or the Exchange Act.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended March 31, 2020, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
01/01/2020-01/31/2020	—	$—	—	$2,954,604,016
02/01/2020-02/29/2020	1,572	53.37	—	2,954,604,016
03/01/2020-03/31/2020	22,722	46.95	—	2,954,604,016
Total	24,294	47.37	—

(a)
The amounts in this column include 0, 1,572 and 22,722 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in January, February and March, respectively.

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

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1*	Agreement and Plan of Merger, dated as of April 29, 2018, by and among MPC, Andeavor, Mahi Inc. and Mahi LLC	8-K	2.1	4/30/2018	001-35054
2.2	Amendment to Agreement and Plan of Merger, dated as of July 3, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	S-4/A	2.2	7/5/2018	333-225244
2.3	Second Amendment to Agreement and Plan of Merger, dated as of September 18, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	8-K	2.1	9/18/2018	001-35054
2.4 *	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35054
3.1	Restated Certificate of Incorporation of MPC, dated October 1, 2018	8-K	3.2	10/1/2018	001-35054
3.2	Amended and Restated Bylaws of MPC dated February 27, 2019	10-K	3.2	2/28/2019	001-35054
4.1	Ninth Supplemental Indenture, dated as of April 27, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Notes)	8-K	4.1	4/27/2020	001-35054
10.1	364-Day Revolving Credit Agreement, dated as of April 27, 2020, by and among Marathon Petroleum Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of JPMorgan Chase Bank, N.A., Citibank, N.A.(“Citi”), Mizuho Bank, Ltd. (“Mizuho”), Barclays Bank PLC, MUFG Union Bank, N.A., Royal Bank of Canada and TD Securities (USA) LLC, as joint lead arrangers and bookrunners, Citi and Mizuho, as syndication agents, and the other agents and lenders that are parties thereto	8-K	10.1	4/27/2020	001-35054
10.2	Form of 2020 Officer RSU Award Agreement					X
10.3	Form of 2020 Officer Stock Option Award Agreement					X
10.4	Form of 2020 Officer Performance Unit Award Agreement 2020 - 2022 Performance Cycle					X
10.5	Form of 2020 MPLX LP Phantom Unit Award Agreement - MPC Officer					X
10.6	Form of MPLX LP Performance Unit Award Agreement 2020-2022 Performance Cycle - MPC Officer					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

May 7, 2020	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Senior Vice President and Controller