Form 10-Q
period 2020-06-30
Marathon Petroleum Corp
filed 2020-08-03
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 650,695,467 shares of Marathon Petroleum Corporation common stock outstanding as of July 30, 2020.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues and other income:
Sales and other operating revenues	$15,024	$33,529	$40,239	$61,782
Income (loss) from equity method investments(a)	105	107	(1,105)	206
Net gain on disposal of assets	2	4	6	218
Other income	67	30	138	65
Total revenues and other income	15,198	33,670	39,278	62,271
Costs and expenses:
Cost of revenues (excludes items below)	13,777	29,682	36,598	55,642
LCM inventory valuation adjustment	(1,480)	—	1,740	—
Impairment expense	25	—	7,847	—
Depreciation and amortization	935	886	1,897	1,805
Selling, general and administrative expenses	746	886	1,567	1,753
Other taxes	214	174	465	360
Total costs and expenses	14,217	31,628	50,114	59,560
Income (loss) from operations	981	2,042	(10,836)	2,711
Net interest and other financial costs	345	322	683	628
Income (loss) before income taxes	636	1,720	(11,519)	2,083
Provision (benefit) for income taxes	360	353	(1,577)	457
Net income (loss)	276	1,367	(9,942)	1,626
Less net income (loss) attributable to:
Redeemable noncontrolling interest	21	21	41	41
Noncontrolling interests	246	240	(758)	486
Net income (loss) attributable to MPC	$9	$1,106	$(9,225)	$1,099
Per Share Data (See Note 7)
Basic:
Net income (loss) attributable to MPC per share	$0.01	$1.67	$(14.21)	$1.65
Weighted average shares outstanding	650	662	649	667
Diluted:
Net income (loss) attributable to MPC per share	$0.01	$1.66	$(14.21)	$1.63
Weighted average shares outstanding	653	666	649	672

(a)	The six months ended June 30, 2020 includes $1,315 million of impairment expense. See Note 4 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2020	2019	2020	2019
Net income (loss)	$276	$1,367	$(9,942)	$1,626
Other comprehensive income (loss):
Defined benefit plans:
Actuarial changes, net of tax of $0, $0, $1 and $6, respectively	(1)	(1)	3	(4)
Prior service, net of tax of ($3), ($3), ($6) and ($11), respectively	(8)	(8)	(17)	(11)
Other, net of tax of ($1), ($1), ($1) and ($1), respectively	(1)	(1)	(2)	(2)
Other comprehensive loss	(10)	(10)	(16)	(17)
Comprehensive income (loss)	266	1,357	(9,958)	1,609
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	21	21	41	41
Noncontrolling interests	246	240	(758)	486
Comprehensive income (loss) attributable to MPC	$(1)	$1,096	$(9,241)	$1,082
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,091	$1,527
Receivables, less allowance for doubtful accounts of $18 and $17, respectively	4,361	7,479
Inventories	8,086	10,243
Other current assets	1,105	921
Total current assets	14,643	20,170
Equity method investments	5,740	6,898
Property, plant and equipment, net	45,025	45,615
Goodwill	12,710	20,040
Right of use assets	2,454	2,459
Other noncurrent assets	4,021	3,374
Total assets	$84,593	$98,556
Liabilities
Current liabilities:
Accounts payable	$6,110	$11,623
Payroll and benefits payable	815	1,126
Accrued taxes	1,272	1,186
Debt due within one year	1,715	711
Operating lease liabilities	625	604
Other current liabilities	967	897
Total current liabilities	11,504	16,147
Long-term debt	30,451	28,127
Deferred income taxes	5,914	6,392
Defined benefit postretirement plan obligations	1,772	1,643
Long-term operating lease liabilities	1,850	1,875
Deferred credits and other liabilities	1,285	1,265
Total liabilities	52,776	55,449
Commitments and contingencies (see Note 22)
Redeemable noncontrolling interest	968	968
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 979 million and 978 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 329 million and 329 million shares	(15,149)	(15,143)
Additional paid-in capital	33,208	33,157
Retained earnings	6,008	15,990
Accumulated other comprehensive loss	(336)	(320)
Total MPC stockholders’ equity	23,741	33,694
Noncontrolling interests	7,108	8,445
Total equity	30,849	42,139
Total liabilities, redeemable noncontrolling interest and equity	$84,593	$98,556
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Millions of dollars)	2020	2019
Operating activities:
Net income (loss)	$(9,942)	$1,626
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	30	9
Impairment expense	7,847	—
Depreciation and amortization	1,897	1,805
LCM inventory valuation adjustment	1,740	—
Pension and other postretirement benefits, net	103	86
Deferred income taxes	(465)	360
Net gain on disposal of assets	(6)	(218)
(Income) loss from equity method investments(a)	1,105	(206)
Distributions from equity method investments	330	310
Changes in income tax receivable	(1,150)	(106)
Changes in the fair value of derivative instruments	23	(27)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Current receivables	3,117	(1,697)
Inventories	417	740
Current accounts payable and accrued liabilities	(5,220)	1,297
Right of use assets and operating lease liabilities, net	2	9
All other, net	(58)	257
Net cash provided by (used in) operating activities	(230)	4,245
Investing activities:
Additions to property, plant and equipment	(1,910)	(2,419)
Disposal of assets	79	33
Investments – acquisitions, loans and contributions	(383)	(595)
– redemptions, repayments and return of capital	118	58
All other, net	19	43
Net cash used in investing activities	(2,077)	(2,880)
Financing activities:
Long-term debt – borrowings	9,672	7,964
– repayments	(6,388)	(7,116)
Debt issuance costs	(24)	—
Issuance of common stock	6	3
Common stock repurchased	—	(1,385)
Dividends paid	(755)	(706)
Distributions to noncontrolling interests	(620)	(640)
Contributions from noncontrolling interests	—	95
All other, net	(20)	(56)
Net cash provided by (used in) financing activities	1,871	(1,841)
Net change in cash, cash equivalents and restricted cash	(436)	(476)
Cash, cash equivalents and restricted cash at beginning of period	1,529	1,725
Cash, cash equivalents and restricted cash at end of period	$1,093	$1,249

(a)	The six months ended June 30, 2020 includes $1,315 million of impairment expense. See Note 4 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	978	$10	(329)	$(15,143)	$33,157	$15,990	$(320)	$8,445	$42,139	$968
Net income (loss)	—	—	—	—	—	(9,234)	—	(1,004)	(10,238)	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(377)	—	—	(377)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(300)	(300)	(20)
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)	—
Stock based compensation	1	—	—	(2)	17	—	—	1	16	—
Equity transactions of MPLX	—	—	—	—	(5)	—	—	(2)	(7)	—
Other	—	—	—	—	—	1	—	—	1	—
Balance as of March 31, 2020	979	$10	(329)	$(15,145)	$33,169	$6,380	$(326)	$7,140	$31,228	$968
Net income	—	—	—	—	—	9	—	246	255	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(380)	—	—	(380)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(279)	(279)	(21)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)	—
Stock based compensation	—	—	—	(4)	31	—	—	3	30	—
Equity transactions of MPLX	—	—	—	—	8	—	—	(2)	6	—
Other	—	—	—	—	—	(1)	—	—	(1)	—
Balance as of June 30, 2020	979	$10	(329)	$(15,149)	$33,208	$6,008	$(336)	$7,108	$30,849	$968

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
We are a leading, integrated, downstream energy company headquartered in Findlay, Ohio. We operate the nation's largest refining system. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to consumers through our Retail business segment and to independent entrepreneurs who operate approximately 7,000 branded outlets. Our retail operations own and operate approximately 3,870 retail transportation fuel and convenience stores across the United States and also sell transportation fuel to consumers through approximately 1,070 direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX LP (“MPLX”), which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. We own the general partner and a majority limited partner interest in MPLX.
See Note 23 Subsequent Events for information regarding the announced agreement to sell our Speedway business.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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
We are exposed to credit losses primarily through our sales of refined petroleum products, crude oil and midstream services. We assess each customer’s ability to pay through our credit review process. The credit review process considers various factors such as external credit ratings, a review of financial statements to determine liquidity, leverage, trends and business specific risks, market information, pay history and our business strategy. Customers that do not qualify for payment terms are required to prepay or provide a letter of credit. We monitor our ongoing credit exposure through timely review of customer payment activity. At June 30, 2020, we reported $4,361 million of accounts and notes receivable, net of allowances of $18 million.
We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt. See Note 22 for more information on these off-balance sheet exposures.
We also adopted the following ASUs during the first six months of 2020, which also did not have a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	April 1, 2020

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
3. MASTER LIMITED PARTNERSHIP
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. We control MPLX through our ownership of the general partner interest and as of June 30, 2020 we owned approximately 63 percent of the outstanding MPLX common units.
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
Noncontrolling Interest
As a result of equity transactions of MPLX and ANDX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX and ANDX were as follows:

	Six Months Ended June 30,
(In millions)	2020	2019
Increase due to the issuance of MPLX & ANDX common units	$4	$7
Tax impact	(1)	(2)
Increase in MPC's additional paid-in capital, net of tax	$3	$5

4. IMPAIRMENTS
The outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline and a dramatic reduction in airline flights. These macroeconomic conditions and certain global geopolitical events in the first quarter of 2020 contributed to a significant decline in crude oil prices as well as an increase in crude oil price volatility. The decrease in demand for refined petroleum products coupled with the decline in the price of crude oil has resulted in a significant decrease in the price and volume of the refined petroleum products we produce and sell as compared to the three and six months ended June 30, 2019.
During the first quarter of 2020, the overall deterioration in the economy and the environment in which we operate, the related changes to our expected future cash flows, as well as a sustained decrease in share price were considered triggering events requiring various impairment assessments of the carrying values of our assets, which resulted in the impairment charges discussed below.
The table below provides information related to the impairments recognized during the three and six months ended June 30, 2020 and the location of these impairments within the consolidated statements of income.

		Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	Income Statement Line	2020	2020
Goodwill	Impairment expense	$—	$7,330
Equity method investments	Income (loss) from equity method investments	—	1,315
Long-lived assets	Impairment expense(a)	25	517
Total impairments		$25	$9,162

(a)	Impairment expense in the three months ended June 30, 2020 is related to a Midstream terminal asset with remaining net book value of $10 million.
Goodwill
During the first quarter of 2020, we recorded an impairment of goodwill of $7.33 billion. See the table below for detail by segment. The goodwill impairment within the Refining & Marketing segment was primarily driven by the effects of COVID-19 and the decline in commodity prices. The impairment within the Midstream segment was primarily driven by additional information related to the slowing of drilling activity, which has reduced production growth forecasts from MPLX’s producer customers.
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
The changes in carrying amount of goodwill were as follows:

(In millions)	Refining & Marketing	Retail	Midstream	Total
Balance at January 1, 2020	$5,572	$4,951	$9,517	$20,040
Impairments	(5,516)	—	(1,814)	(7,330)
Transfers	(56)	—	56	—
Balance at June 30, 2020	$—	$4,951	$7,759	$12,710

Equity Method Investments
During the first quarter of 2020, we recorded equity method investment impairment charges totaling $1.315 billion, of which $1.25 billion related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The fair value of these equity method investments represents a Level 3 measurement.
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
During the first quarter of 2020, we identified long-lived asset impairment triggers relating to all 16 of our refinery asset groups within the Refining & Marketing segment as a result of decreases to the Refining & Marketing segment expected future cash flows. The cash flows associated with these assets were significantly impacted by the effects of COVID-19 and commodity price declines. We assessed each refinery asset group for impairment by comparing the undiscounted estimated pretax cash flows to the carrying value of each asset group. Of the 16 refinery asset groups, only the Gallup refinery’s carrying value exceeded its undiscounted estimated pretax cash flows. It was determined that the fair value of the Gallup refinery’s property, plant and equipment was less than the carrying value. As a result, we recorded a charge of $142 million in the first quarter of 2020 to impairment expense on the consolidated statements of income. The fair value measurements for the Gallup refinery assets represent Level 3 measurements.
During the second quarter of 2020, we identified long-lived asset impairment triggers relating to all of our refinery asset groups within the Refining & Marketing segment, except the Gallup refinery which had been impaired in the first quarter, as a result of continued macroeconomic developments impacting the Refining & Marketing segment expected future cash flows. All of these refinery asset group’s undiscounted estimated pretax cash flows exceeded their carrying value by at least 17 percent. The determination of undiscounted estimated pretax cash flows utilized significant assumptions including management’s best estimates of the expected future cash flows, allocation of certain Refining & Marketing segment cash flows to the individual refineries, the estimated useful lives of the asset groups, and the salvage values of the refineries. On August 3, 2020, we announced our plans to evaluate possibilities to strategically reposition our Martinez refinery, including the potential conversion of the refinery into a renewable diesel facility. The outcome of our evaluation could result in an impairment triggering event and significantly change the assumptions and results of a future impairment test for the refinery’s long-lived assets.
The determinations of expected future cash flows and the salvage values of refineries require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. Should our assumptions significantly change in future periods, it is possible we may determine the carrying values of certain of our refinery asset groups exceed the undiscounted estimated pretax cash flows of their refinery asset groups, which would result in future impairment charges.
During the first quarter of 2020, we identified an impairment trigger relating to asset groups within MPLX’s Western G&P reporting unit as a result of significant changes to expected future cash flows for these asset groups resulting from the effects of COVID-19. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. We assessed each asset group within the Western G&P reporting unit for impairment. It was determined that the fair value of the East Texas G&P asset group’s underlying assets were less than the carrying value. As a result, MPLX recorded impairment charges totaling $350 million related to its property, plant and equipment and intangibles, which are included in impairment expense on our consolidated statements of income. Fair value of property, plant and equipment was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.
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
The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our balance sheets.

(In millions)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$67	$15
Receivables, less allowance for doubtful accounts	567	615
Inventories	115	110
Other current assets	49	110
Equity method investments	4,065	5,275
Property, plant and equipment, net	21,958	22,174
Goodwill	7,722	9,536
Right of use assets	341	365
Other noncurrent assets	1,074	1,323
Liabilities
Accounts payable	$471	$744
Payroll and benefits payable	2	5
Accrued taxes	83	80
Debt due within one year	3	9
Operating lease liabilities	69	66
Other current liabilities	265	259
Long-term debt	20,556	19,704
Deferred income taxes	11	12
Long-term operating lease liabilities	274	302
Deferred credits and other liabilities	442	409

6. RELATED PARTY TRANSACTIONS
Transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Sales to related parties	$106	$186	$271	$372
Purchases from related parties	158	183	353	387

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Basic
Allocation of earnings:
Net income (loss) attributable to MPC	$9	$1,106	$(9,225)	$1,099
Income allocated to participating securities	—	—	—	1
Income (loss) available to common stockholders – basic	$9	$1,106	$(9,225)	$1,098
Weighted average common shares outstanding	650	662	649	667
Basic earnings (loss) per share	$0.01	$1.67	$(14.21)	$1.65
Diluted
Allocation of earnings:
Net income (loss) attributable to MPC	$9	$1,106	$(9,225)	$1,099
Income allocated to participating securities	—	—	—	1
Income (loss) available to common stockholders – diluted	$9	$1,106	$(9,225)	$1,098
Weighted average common shares outstanding	650	662	649	667
Effect of dilutive securities	3	4	—	5
Weighted average common shares, including dilutive effect	653	666	649	672
Diluted earnings (loss) per share	$0.01	$1.66	$(14.21)	$1.63

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Shares issuable under stock-based compensation plans	9	4	11	3

8. EQUITY
As of June 30, 2020, we had $2.96 billion of remaining share repurchase authorizations from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total share repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Number of shares repurchased	—	9	—	23
Cash paid for shares repurchased	$—	$500	$—	$1,385
Average cost per share	$—	$57.18	$—	$60.75

9. SEGMENT INFORMATION
We have three reportable segments: Refining & Marketing, Retail and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Retail business segment and to independent entrepreneurs who operate primarily Marathon® branded outlets.

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

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended June 30, 2020
Revenues:
Third party(a)	$9,441	$4,778	$805	$15,024
Intersegment	1,834	1	1,169	3,004
Segment revenues	$11,275	$4,779	$1,974	$18,028
Segment income (loss) from operations	$(1,619)	$494	$869	$(256)

Supplemental Data
Depreciation and amortization(b)	$433	$132	$330	$895
Capital expenditures and investments(c)	263	74	425	762

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended June 30, 2019
Revenues:
Third party(a)	$23,654	$8,944	$931	$33,529
Intersegment	5,466	2	1,218	6,686
Segment revenues	$29,120	$8,946	$2,149	$40,215
Segment income from operations	$906	$493	$878	$2,277

Supplemental Data
Depreciation and amortization(b)	$411	$130	$318	$859
Capital expenditures and investments(c)	430	120	814	1,364

(In millions)	Refining & Marketing	Retail	Midstream	Total
Six Months Ended June 30, 2020
Revenues:
Third party(a)	$26,969	$11,547	$1,723	$40,239
Intersegment	5,451	3	2,411	7,865
Segment revenues	$32,420	$11,550	$4,134	$48,104
Segment income (loss) from operations	$(2,241)	$1,013	$1,774	$546

Supplemental Data
Depreciation and amortization(b)	$880	$257	$675	$1,812
Capital expenditures and investments(c)	722	150	899	1,771

(In millions)	Refining & Marketing	Retail	Midstream	Total
Six Months Ended June 30, 2019
Revenues:
Third party(a)	$43,574	$16,320	$1,888	$61,782
Intersegment	9,882	4	2,450	12,336
Segment revenues	$53,456	$16,324	$4,338	$74,118
Segment income from operations	$572	$663	$1,786	$3,021

Supplemental Data
Depreciation and amortization(b)	$838	$256	$625	$1,719
Capital expenditures and investments(c)	824	193	1,637	2,654

(a)	Includes related party sales. See Note 6 for additional information.

(b)	Differences between segment totals and MPC consolidated totals represent amounts related to corporate and other items not allocated to segments.

(c)	Includes changes in capital expenditure accruals and investments in affiliates. See reconciliation from segment totals to MPC consolidated total capital expenditures below.

The following reconciles segment income from operations to income (loss) before income taxes as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Segment income (loss) from operations	$(256)	$2,277	$546	$3,021
Corporate(a)	(188)	(179)	(415)	(370)
Items not allocated to segments:
Equity method investment restructuring gain(b)	—	—	—	207
Transaction-related costs(c)	(30)	(34)	(65)	(125)
Litigation	—	(22)	—	(22)
Impairments(d)	(25)	—	(9,162)	—
LCM inventory valuation adjustment(e)	1,480	—	(1,740)	—
Income (loss) from operations	981	2,042	(10,836)	2,711
Net interest and other financial costs	345	322	683	628
Income (loss) before income taxes	$636	$1,720	$(11,519)	$2,083

(a)
Corporate consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment.

(b)	Includes gain related to Capline Pipeline Company LLC (“Capline LLC”). See Note 13.

(c)
2020 includes costs incurred in connection with the Speedway separation and Midstream strategic review. 2019 includes employee severance, retention and other costs related to the acquisition of Andeavor.

(d)	Includes goodwill impairment, impairment of equity method investments and impairment of long lived assets. See Note 4 for additional information.

(e)	See Note 12.
The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Segment capital expenditures and investments	$762	$1,364	$1,771	$2,654
Less investments in equity method investees	214	270	383	595
Plus items not allocated to segments:
Corporate	18	4	45	14
Capitalized interest	27	34	56	65
Total capital expenditures(a)	$593	$1,132	$1,489	$2,138

(a)
Includes changes in capital expenditure accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the six months ended June 30, 2020 and 2019 as reported in the consolidated statements of cash flows.

10. NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Interest income	$(2)	$(9)	$(8)	$(18)
Interest expense	373	350	730	690
Interest capitalized	(35)	(35)	(71)	(67)
Pension and other postretirement non-service costs(a)	—	3	(3)	—
Other financial costs	9	13	35	23
Net interest and other financial costs	$345	$322	$683	$628

(a)	See Note 21.

11. INCOME TAXES
We have historically provided for income taxes during interim reporting periods based on an estimate of the annual effective tax rate applied to the income for the year to date interim period. For 2020, we continue to utilize this approach.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, some of which materially impact MPC's calculation of income taxes including:

•	Revising the limitations on the deductibility of interest from 30 percent of adjusted taxable income to 50 percent.

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

We recorded an overall income tax benefit of $1.6 billion for the six months ended June 30, 2020, of which $309 million was attributable to the tax rate differential in the carryback years resulting from the expected NOL carryback provided under the CARES Act. As of June 30, 2020, the estimated cash tax refund resulting from the NOL carryback provided in the CARES Act is $1.1 billion and arises solely due to taxes paid in prior years. Absent the CARES Act, we would have recorded a deferred tax asset for the expected NOL carryforward under the currently effective federal income tax rate. For the three months ended June 30, 2020, we recorded income tax expense of $360 million, which reflects a change in our estimated annual effective tax rate and CARES Act benefit.
The combined federal, state and foreign income tax rate was 14 percent for the six months ended June 30, 2020. Our effective tax benefit rate was lower than the statutory rate primarily due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges, partially offset by the tax rate differential resulting from the expected NOL carryback provided under the CARES Act. Additionally, our effective tax rate is generally benefited by our noncontrolling interest in MPLX, but this benefit was lower for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to impairment charges recorded by MPLX.
The combined federal, state and foreign income tax rate was 57 percent for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2020 was higher than the U.S. statutory rate of 21 percent as well as higher than the effective rate for the three months ended June 30, 2019 primarily due the tax rate differential resulting from the expected NOL carryback provided under the CARES Act, permanent differences related to net income attributable to noncontrolling interests and changes in our estimated annual effective rate applied to income for the year to date interim period.
Based on the estimated NOL carryback, as provided by the CARES Act, we recorded an income tax receivable of $1.1 billion in other noncurrent assets to reflect our estimate of the tax refund we expect to realize at the time of our 2020 tax return filing, which is expected during the second half of 2021.
A reconciliation of the tax provision (benefit) in dollars as determined using the federal statutory income tax rate applied to income (loss) before income taxes to the (benefit) provision for income taxes is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Tax computed at statutory rate	$133	$361	$(2,419)	$437
State and local income taxes, net of federal income tax effects	33	45	(167)	88
Goodwill impairment	—	—	1,156	—
Noncontrolling interests	81	(68)	150	(83)
CARES Act legislation	102	—	(309)	—
Other	11	15	12	15
Total provision (benefit) for income tax	$360	$353	$(1,577)	$457

During the first quarter of 2019, MPC’s provision for income taxes was increased $36 million for an out of period adjustment to correct the tax effects recorded in 2018 related to the Andeavor acquisition. The impact of the adjustment was not material to any previous period.

We are continuously undergoing examination of our income tax returns, which have been completed through the 2005 tax year for state returns and the 2010 tax year for our U.S. federal return. As of June 30, 2020, we had $25 million of unrecognized tax benefits.
Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 22 for indemnification information.
12. INVENTORIES

(In millions)	June 30, 2020	December 31, 2019
Crude oil	$3,163	$3,472
Refined products	5,397	5,548
Materials and supplies	1,028	996
Merchandise	238	227
Inventories before LCM inventory valuation reserve	9,826	10,243
LCM inventory valuation reserve	(1,740)	—
Total	$8,086	$10,243

Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values. At June 30, 2020, market values for these inventories were lower than their LIFO cost basis, resulting in a reserve of $1.74 billion. The reduction from the $3.22 billion LCM inventory valuation reserve at March 31, 2020 resulted in a benefit of $1.48 billion for the three months ended June 30, 2020.
The cost of inventories of crude oil and refined products and merchandise is determined primarily under the LIFO method. There were no LIFO inventory liquidations recognized for the six months ended June 30, 2020.
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

14. PROPERTY, PLANT AND EQUIPMENT

(In millions)	June 30, 2020	December 31, 2019
Refining & Marketing	$29,781	$29,037
Retail	7,199	7,104
Midstream	27,696	27,193
Corporate	1,328	1,289
Total	66,004	64,623
Less accumulated depreciation(a)	20,979	19,008
Property, plant and equipment, net	$45,025	$45,615

(a)	The June 30, 2020 balance includes property, plant and equipment impairment charges recorded during 2020. See Note 4 for additional information.
15. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2020
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$255	$8	$—	$(260)	$3	$46
Liabilities:
Commodity contracts	$350	$8	$—	$(358)	$—	$—
Embedded derivatives in commodity contracts	—	—	51	—	51	—

	December 31, 2019
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$57	$6	$—	$(55)	$8	$73
Liabilities:
Commodity contracts	$95	$11	$—	$(106)	$—	$—
Embedded derivatives in commodity contracts	—	—	60	—	60	—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2020, cash collateral of $98 million was netted with the mark-to-market derivative liabilities. As of December 31, 2019, cash collateral of $51 million was netted with mark-to-market derivative liabilities.

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
Level 3 instruments are OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at June 30, 2020 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.38 to $0.92 per gallon with a weighted average of $0.53 per gallon per the current term of the embedded derivative and (2) the probability of renewal of 100 percent for the first five-year term and 100 percent for the second five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Beginning balance	$45	$65	$60	$61
Unrealized and realized losses included in net income	7	1	(7)	7
Settlements of derivative instruments	(1)	(1)	(2)	(3)
Ending balance	$51	$65	$51	$65

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the end of period:	$6	$2	$(7)	$5

Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities and term loan facility, which include variable interest rates, approximate fair value. The fair value of our fixed and floating rate long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $31.6 billion and $33.6 billion at June 30, 2020, respectively, and approximately $28.3 billion and $30.1 billion at December 31, 2019, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of June 30, 2020 and December 31, 2019 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(In millions)	June 30, 2020
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$263	$358
Other current liabilities(a)	—	3
Deferred credits and other liabilities(a)	—	48

(In millions)	December 31, 2019
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$63	$106
Other current liabilities(a)	—	5
Deferred credits and other liabilities(a)	—	55

(a)	Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products and blending products as of June 30, 2020.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	94.3%	46,032	43,019
Refined products	85.3%	24,489	18,100
Blending products	86.0%	1,067	2,842

(a)	Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 6,425 long and 2,875 short; Refined products - 1,525 long and 225 short
The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2020	2019	2020	2019
Sales and other operating revenues	$(7)	$3	$77	$(17)
Cost of revenues	(105)	15	26	(65)
Total	$(112)	$18	$103	$(82)

17. DEBT
Our outstanding borrowings at June 30, 2020 and December 31, 2019 consisted of the following:

(In millions)	June 30, 2020	December 31, 2019
Marathon Petroleum Corporation:
Senior notes	$10,974	$8,474
Notes payable	10	10
Finance lease obligations	683	679
MPLX LP:
Bank revolving credit facility	825	—
Term loan facility	1,000	1,000
Senior notes	19,100	19,100
Finance lease obligations	13	19
Total debt	$32,605	$29,282
Unamortized debt issuance costs	(143)	(134)
Unamortized (discount) premium, net	(296)	(310)
Amounts due within one year	(1,715)	(711)
Total long-term debt due after one year	$30,451	$28,127

Available Capacity under our Facilities as of June 30, 2020

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC 364-day bank revolving credit facility	$1,000	$—	$—	$1,000	—	September 2020
MPC 364-day bank revolving credit facility	1,000	—	—	1,000	—	April 2021
MPC bank revolving credit facility(a)	5,000	—	1	4,999	—	October 2023
MPC trade receivables securitization facility(b)	705	—	—	705	—	July 2021

MPLX
MPLX bank revolving credit facility(c)	3,500	825	—	2,675	1.36%	July 2024

(a)	Borrowed $3.5 billion and repaid $3.5 billion during the six months ended June 30, 2020.

(b)
Borrowed $1.175 billion and repaid $1.175 billion during the six months ended June 30, 2020. Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products.

(c)	Borrowed $2.5 billion at an average interest rate of 1.53 percent and repaid $1.675 billion during the six months ended June 30, 2020.
Additional MPC 364-Day Bank Revolving Credit Facility
On April 27, 2020, MPC entered into a credit agreement with a syndicate of lenders providing for an additional $1 billion 364-day revolving credit facility. The credit agreement for the additional 364-day revolving credit facility contains representations and warranties, affirmative and negative covenants and events of default that we consider customary for agreements of their nature and type and substantially similar to those contained in our existing $5 billion five-year revolving credit facility and $1 billion 364-day revolving credit facility.
MPC Senior Notes Issuance
On April 27, 2020, we closed on the issuance of $2.5 billion in aggregate principal amount of senior notes in a public offering, consisting of $1.25 billion aggregate principal amount of 4.500 percent unsecured senior notes due May 2023 and $1.25 billion aggregate principal amount of 4.700 percent unsecured senior notes due May 2025. Interest is payable semi-annually in arrears. MPC used the net proceeds from this offering to repay certain amounts outstanding under its five-year revolving credit facility.

18. REVENUE
The following table presents our revenues disaggregated by segment and product line.

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended June 30, 2020
Refined products	$8,341	$3,160	$120	$11,621
Merchandise	—	1,599	—	1,599
Crude oil	1,003	—	—	1,003
Midstream services and other	97	19	685	801
Sales and other operating revenues	$9,441	$4,778	$805	$15,024

(In millions)	Refining & Marketing	Retail	Midstream	Total
Three Months Ended June 30, 2019
Refined products	$22,221	$7,303	$190	$29,714
Merchandise	1	1,613	—	1,614
Crude oil	1,310	—	—	1,310
Midstream services and other	122	28	741	891
Sales and other operating revenues	$23,654	$8,944	$931	$33,529

(In millions)	Refining & Marketing	Retail	Midstream	Total
Six Months Ended June 30, 2020
Refined products	$24,880	$8,449	$289	$33,618
Merchandise	1	3,055	—	3,056
Crude oil	1,878	—	—	1,878
Midstream services and other	210	43	1,434	1,687
Sales and other operating revenues	$26,969	$11,547	$1,723	$40,239

(In millions)	Refining & Marketing	Retail	Midstream	Total
Six Months Ended June 30, 2019
Refined products	$40,971	$13,250	$406	$54,627
Merchandise	2	3,022	—	3,024
Crude oil	2,381	—	—	2,381
Midstream services and other	220	48	1,482	1,750
Sales and other operating revenues	$43,574	$16,320	$1,888	$61,782

We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of June 30, 2020, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at June 30, 2020 include matching buy/sell receivables of $1.01 billion.

19. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(In millions)	2020	2019
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$601	$579
Net income taxes paid to taxing authorities	6	362
Non-cash investing and financing activities:
Contribution of assets(a)	—	143
Fair value of assets acquired(b)	—	350

(a)	2019 includes the contribution of net assets to Capline LLC. See Note 13.

(b)	2019 includes the recognition of the Capline LLC equity method investment. See Note 13.

(In millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,091	$1,527
Restricted cash(a)	2	2
Cash, cash equivalents and restricted cash	$1,093	$1,529

(a)	The restricted cash balance is included within other current assets on the consolidated balance sheets.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2020	2019
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,910	$2,419
Decrease in capital accruals	(421)	(281)
Total capital expenditures	$1,489	$2,138

20. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2018	$(132)	$(23)	$2	$9	$(144)
Other comprehensive income (loss) before reclassifications, net of tax of ($3)	(7)	1	—	—	(6)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(23)	—	—	—	(23)
– actuarial loss(a)	11	(1)	—	—	10
– settlement loss(a)	2	—	—	—	2
Other	—	—	—	(3)	(3)
Tax effect	2	—	—	1	3
Other comprehensive loss	(15)	—	—	(2)	(17)
Balance as of June 30, 2019	$(147)	$(23)	$2	$7	$(161)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2019	$(212)	$(116)	$1	$7	$(320)
Other comprehensive loss before reclassifications, net of tax of ($4)	(10)	(2)	—	—	(12)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(23)	—	—	—	(23)
– actuarial loss(a)	18	1	—	—	19
– settlement loss(a)	1	—	—	—	1
Other	—	—	—	(3)	(3)
Tax effect	1	—	—	1	2
Other comprehensive loss	(13)	(1)	—	(2)	(16)
Balance as of June 30, 2020	$(225)	$(117)	$1	$5	$(336)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.
21. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	83	60	9	8
Interest cost	24	27	9	10
Expected return on plan assets	(32)	(31)	—	—
Amortization – prior service credit	(12)	(12)	—	—
– actuarial loss	10	7	—	(1)
– settlement loss	1	2	—	—
Net periodic benefit cost	74	53	18	17

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$152	$118	$18	$16
Interest cost	49	55	17	19
Expected return on plan assets	(66)	(63)	—	—
Amortization – prior service credit	(23)	(23)	—	—
– actuarial loss	18	11	1	(1)
– settlement loss	1	2	—	—
Net periodic benefit cost	$131	$100	$36	$34

The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the six months ended June 30, 2020, we made contributions of $3 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $40 million and $20 million, respectively, during the six months ended June 30, 2020.

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
At June 30, 2020 and December 31, 2019, accrued liabilities for remediation totaled $412 million and $433 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $28 million and $29 million at June 30, 2020 and December 31, 2019, respectively.
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
Other Legal Proceedings
In May 2015, the Kentucky attorney general filed a lawsuit against our wholly owned subsidiary, Marathon Petroleum Company LP (“MPC LP”), in the United States District Court for the Western District of Kentucky asserting claims under federal and state antitrust statutes, the Kentucky Consumer Protection Act, and state common law. The complaint, as amended in July 2015, alleges that MPC LP used deed restrictions, supply agreements with customers and exchange agreements with competitors to unreasonably restrain trade in areas within Kentucky and seeks declaratory relief, unspecified damages, civil penalties, restitution and disgorgement of profits. On June 1, 2020, the trial court granted our motion for summary judgment and dismissed all federal law claims with prejudice. State-based claims were dismissed without prejudice.
In early July 2020, MPLX received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covers the rights of way for 23 tracts of land and demands the immediate cessation of pipeline operations. The notification also assesses trespass damages of approximately $187 million. MPLX expects to receive a notification for an additional 11 tracts in the near future. MPLX appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. We believe the trespass damage calculation is dependent on a novel interpretation of the applicable law, and MPLX continues to actively negotiate settlement of this matter with holders of the property rights at issue. Management does not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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

Guarantees related to indebtedness of equity method investees
LOOP and LOCAP
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of June 30, 2020.
Gray Oak Pipeline, LLC
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
The Equity Contribution Agreement requires us to contribute our pro rata share of any amounts necessary to allow Gray Oak Pipeline to cure any payment defaults under the construction loan facility or to repay all amounts outstanding under the facility, including principal, accrued interest, fees and expenses, in certain circumstances, including the failure of Gray Oak Pipeline to repay or refinance the construction loan facility prior to its scheduled maturity date of June 3, 2022. Gray Oak Pipeline may borrow up to $1.43 billion under the construction loan facility (after giving effect to the exercise of all options to increase its borrowing capacity). As of June 30, 2020, our maximum potential undiscounted payments under the Equity Contribution Agreement for the debt principal totaled $345 million.
Dakota Access Pipeline
In connection with MPLX’s 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system, MPLX has entered into a Contingent Equity Contribution Agreement. MPLX, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.
In March 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement permit necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared.
On July 6, 2020, the D.D.C. ordered vacatur of the easement permit during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps are appealing the D.D.C.’s orders to the U.S. Court of Appeals for the District of Columbia Circuit. On July 14, 2020, the Circuit Court issued an administrative stay while the court considers Dakota Access and the Army Corps’ emergency motion for stay pending appeal.
If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. It is expected that MPLX would contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2020, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement was approximately $230 million.
Crowley Ocean Partners LLC and Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Ocean Partners LLC, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of June 30, 2020, our maximum potential undiscounted payments under this agreement for debt principal totaled $125 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of June 30, 2020, our maximum potential undiscounted payments under this arrangement was $118 million.
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
Other guarantees—We have entered into other guarantees with maximum potential undiscounted payments totaling $104 million as of June 30, 2020, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual Commitments and Contingencies
At June 30, 2020, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $678 million.
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
23. SUBSEQUENT EVENTS
Agreement to sell our Speedway business
On August 2, 2020, we entered into a definitive agreement to sell Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven, Inc. for $21 billion in cash. The taxable transaction is expected to close in the first quarter of 2021, subject to customary closing conditions and regulatory approvals. The Speedway business is currently a reporting unit within our Retail segment. Our Retail segment also includes the results of our direct dealer business, which we will retain after the closing of this transaction. In connection with the signing of this agreement, we expect to account for the Speedway business as Assets Held for Sale starting in the third quarter of 2020. As a result, the prospective and historical results of the Speedway business will be presented as discontinued operations in our consolidated financial statements.
Redemption of business from MPLX
On July 31, 2020, Western Refining Southwest, Inc. (“WRSW”), a wholly owned subsidiary of MPC, entered into a Redemption Agreement (the “Redemption Agreement”) with MPLX, pursuant to which MPLX agreed to transfer to WRSW, all of the outstanding membership interests in Western Refining Wholesale, LLC, (“WRW”) in exchange for the redemption of MPLX common units held by WRSW. The transactions effects the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of ANDX. The results of these operations will be presented in MPC’s Refining & Marketing segment prospectively.

At the Closing, per the terms of Redemption Agreement, MPLX redeemed 18,582,088 Common Units (the “Redeemed Units”) held by WRSW The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average New York Stock Exchange prices of an MPLX Common Unit for the ten trading days ending at market close on July 27, 2020. The transaction will result in a minor decrease in MPC’s beneficial ownership interest in MPLX.

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
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•
the effects of the outbreak of COVID-19 and the adverse impact thereof on our business, financial condition, results of operations and cash flows, including our growth, operating costs, labor availability, logistical capabilities, customer demand for our products and industry demand generally, margins, inventory value, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;

•
the effects of the outbreak of COVID-19, and the current economic environment generally, on our working capital, cash flows and liquidity, which can be significantly affected by decreases in commodity prices;

•	our ability to successfully complete the planned Speedway sale and realize the expected benefits within the expected timeframe or at all;

•	the risk that the cost savings and any other synergies from the Andeavor transaction may not be fully realized or may take longer to realize than expected;

•	risks relating to any unforeseen liabilities of Andeavor;

•	further impairments;

•	risks related to the acquisition of Andeavor Logistics LP (“ANDX”) by MPLX LP (“MPLX”);

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

•
the adequacy of capital resources and liquidity, including availability, timing and amounts of free cash flow necessary to execute business plans and to effect any share repurchases or to maintain or increase the dividend;

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

•	labor and material shortages; and

•	the costs, disruption and diversion of management’s attention associated with campaigns commenced by activist investors.
For additional risk factors affecting our business, see “Item 1A. Risk Factors” below, together with the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.
CORPORATE OVERVIEW
We are an independent petroleum refining and marketing, retail and midstream company. We own and operate the nation’s largest refining system. Our refineries supply refined products to resellers and consumers across the United States. We distribute refined products to our customers through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers in the United States.
We have three strong brands: Marathon®, Speedway® and ARCO®. The branded outlets, which primarily operate under the Marathon brand, are established motor fuel brands across the United States available through approximately 7,000 branded outlets operated by independent entrepreneurs in 35 states, the District of Columbia and Mexico. We believe our Retail segment operates the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, with approximately 3,870 convenience stores, primarily under the Speedway brand, and 1,070 direct dealer locations, primarily under the ARCO brand, across the United States.

We primarily conduct our midstream operations through our ownership interest in MPLX, which owns and operates crude oil and refined product transportation and logistics infrastructure and natural gas and NGL gathering, processing, and fractionation assets. As of June 30, 2020, we owned, leased or had ownership interests in approximately 17,200 miles of crude oil and refined product pipelines to deliver crude oil to our refineries and other locations and refined products to wholesale and retail market areas. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing.
Our operations consist of three reportable operating segments: Refining & Marketing, Retail, and Midstream. Each of these segments is organized and managed based upon the nature of the products and services they offer.

•
Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to our Retail business segment and to independent entrepreneurs who operate primarily Marathon® branded outlets.

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

Recent Developments
Business Update
The outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe.
This has in turn significantly reduced global economic activity and resulted in a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline and a dramatic reduction in airline flights. As a result, there has also been a decline in the demand for the refined petroleum products that we manufacture and sell.
During the first quarter of 2020, COVID-19 macroeconomic conditions and certain global geopolitical events contributed to a decline in crude oil prices. Since the decline of crude oil prices during the first quarter of 2020, crude oil price volatility has increased.
The price of refined products we sell and the feedstocks we purchase impact our revenues, income from operations, net income and cash flows. The decrease in the demand for refined petroleum products coupled with the decline in the price of crude oil has resulted in a significant decrease in the price and volume of the refined petroleum products we produce and sell and had a negative impact on working capital during the first six months of 2020.
In addition, a decline in the market prices for products held in our inventories below the carrying value of our inventory resulted in an adjustment to the value of our inventories. At June 30, 2020 and March 31, 2020, market values for these inventories were lower than their LIFO cost basis and, as a result, we recorded an LCM inventory valuation reserve of $1.74 billion and $3.22 billion, respectively. The decrease in the LCM reserve resulted in an LCM benefit of $1.48 billion for the three months ended June 30, 2020, which reflects the partial recovery of market prices of refined products during the second quarter. Based on movements of refined product prices, future inventory valuation adjustments could have a negative or positive effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
We have been and continue actively responding to the impacts that these matters are having on our business. Beginning in March 2020, we reduced the amount of crude oil processed at our refineries in response to the decreased demand for our products, and we temporarily idled portions of refining capacity to further limit production. On August 3, in order to strengthen the competitive position of our assets and in response to continued decreased demand for our products, we announced our decision to indefinitely idle our Gallup and Martinez refineries and our plans to evaluate possibilities to strategically reposition our Martinez refinery, including the potential conversion of the refinery into a renewable diesel facility. In addition to these measures to address our operations, we took action to address our liquidity as outlined below.

•
We expect to defer or delay certain capital expenditures of approximately $1.35 billion, resulting in planned 2020 capital spending of $3.0 billion, a reduction of approximately 30 percent from our initial plan for the year. The reductions are planned across all segments of the business, including: $250 million in Refining & Marketing; $770 million in Midstream, which includes MPLX; $250 million in Retail; and $80 million in Corporate. Remaining capital spend primarily relates to growth projects that are already in progress or spending that supports the safe and reliable operation of our facilities.

•
We have taken and continue to take actions to reduce 2020 forecasted operating expenses by approximately $950 million, primarily through reductions of fixed costs and deferral of certain expense projects, which includes $200 million of operating expense reductions at MPLX.

•	Share repurchases have temporarily been suspended. The company will evaluate the timing of future repurchases as market conditions evolve.

•
On April 27, 2020, we entered into an additional $1 billion 364-day revolving credit facility, which expires in 2021, to provide incremental liquidity and financial flexibility during the commodity price and demand downturn.

•
On April 27, 2020, we closed on the issuance of $2.5 billion of senior notes. Proceeds from the senior notes were used to pay down certain amounts outstanding on the five-year revolving credit facility.

•	During June 2020, we repaid the remaining amounts outstanding on the five-year revolving credit facility. At June 30, 2020, we had $7.7 billion available on our variable credit facilities.
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
Strategic Actions to Enhance Shareholder Value
On August 2, 2020, we entered into a definitive agreement to sell Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven, Inc. for $21 billion in cash. The sale is expected to result in after-tax proceeds of approximately $16.5 billion, which are expected to be used to both repay debt to protect our investment grade credit profile and fund return of capital to our shareholders. We had previously announced our intention to separate Speedway into an independent, publicly traded company through a tax-free distribution to our shareholders. This all cash transaction represents a significant unlocking of value and immediately captures the value of the Speedway business for MPC shareholders relative to potential valuation risks of other alternatives. The arrangement includes a 15-year fuel supply agreement for approximately 7.7 billion gallons per year associated with the Speedway business. Further, the company expects incremental opportunities over time to supply 7-Eleven’s remaining business as existing arrangements mature and as 7-Eleven adds new locations in connection with its announced U.S. and Canada growth strategy.
The taxable transaction is expected to close in the first quarter of 2021, subject to customary closing conditions and regulatory approvals. In connection with the signing of this agreement, we expect to account for the Speedway business as Assets Held for Sale starting in the third quarter of 2020. As a result, the prospective and historical results of the Speedway business will be presented as discontinued operations in our consolidated financial statements.
On March 18, 2020, we announced that MPC’s board of directors unanimously decided to maintain MPC’s current midstream structure, with the company remaining the general partner of MPLX. This decision concluded a comprehensive evaluation, led by a special committee of the board, that included extensive input from multiple external advisors and significant feedback from investors.
Other
On July 31, 2020, Western Refining Southwest, Inc. (“WRSW”), a wholly owned subsidiary of MPC, entered into a Redemption Agreement (the “Redemption Agreement”) with MPLX, pursuant to which MPLX agreed to transfer to WRSW all of the outstanding membership interests in Western Refining Wholesale, LLC (“WRW”), in exchange for the redemption of MPLX common units valued at $340 million held by WRSW. The transaction will result in a minor decrease in MPC’s beneficial ownership interest in MPLX and the results of these operations will be presented in the Refining & Marketing segment prospectively.

EXECUTIVE SUMMARY
Results
Select results are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Income (loss) from operations by segment
Refining & Marketing	$(1,619)	$906	$(2,241)	$572
Retail	494	493	1,013	663
Midstream	869	878	1,774	1,786
Corporate	(188)	(179)	(415)	(370)
Items not allocated to segments:
Equity method investment restructuring gain	—	—	—	207
Transaction-related costs	(30)	(34)	(65)	(125)
Litigation	—	(22)	—	(22)
Impairments	(25)	—	(9,162)	—
LCM inventory valuation adjustment	1,480	—	(1,740)	—
Income from operations	$981	$2,042	$(10,836)	$2,711
Net income (loss) attributable to MPC	$9	$1,106	$(9,225)	$1,099
Net income attributable to MPC per diluted share	$0.01	$1.66	$(14.21)	$1.63
Actions taken by various governmental authorities, individuals and companies to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction in the areas where we operate which has impacted demand for our products. Net income (loss) attributable to MPC was $9 million, or $0.01 per diluted share, in the second quarter of 2020 compared to $1.11 billion, or $1.66 per diluted share, for the second quarter of 2019 and $(9.23) billion, or $(14.21) per diluted share, in the first six months of 2020 compared to $1.10 billion, or $1.63 per diluted share, in the first six months of 2019.
For the second quarter of 2020, the change was largely due to a decrease in refined product sales volumes and prices, primarily driven by the effects of COVID-19 and the decline in commodity prices, partially offset by a $1.48 billion LCM benefit recognized in the quarter.
For the first six months of 2020, the change was primarily due to a loss in our Refining & Marketing segment, goodwill and long-lived asset impairment charges of $7.85 billion, an LCM charge of $1.74 billion and impairments of equity method investments of $1.32 billion during the period primarily driven by the effects of COVID-19 and the decline in commodity prices. The loss from operations in our Refining & Marketing segment due to decreases in refined product sales volumes and prices during the current period was partially offset by increased income from operations in our Retail segment mainly due to higher fuel margins.
Inventories are stated at the lower of cost or market. Costs of crude oil, refinery feedstocks and refined products are stated under the LIFO inventory costing method and aggregated on a consolidated basis for purposes of assessing if the cost basis of these inventories may have to be written down to market values. Based on movements of refined product prices, future inventory valuation adjustments could have a negative or positive effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover. The impairments of goodwill, equity method investments and long-lived assets are based on fair value determinations, which require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairments recognized in the first six months of 2020 will prove to be an accurate prediction of the future.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the second quarter of 2020 as compared to the second quarter of 2019 and the first six months of 2020 compared to the first six months of 2019.

MPLX
We owned approximately 666 million MPLX common units at June 30, 2020 with a market value of $11.51 billion based on the June 30, 2020 closing price of $17.28 per common unit. On July 28, 2020, MPLX declared a quarterly cash distribution of $0.6875 per common unit payable on August 14, 2020. As a result, MPLX will make distributions totaling $715 million to its common unitholders. MPC’s portion of these distributions is approximately $445 million.
We received limited partner distributions of $904 million from MPLX in the six months ended June 30, 2020 and $953 million from MPLX and ANDX combined in the six months ended June 30, 2019. The decrease in distributions from the prior year is due to the fact that ANDX had a higher per unit distribution prior to the Merger when compared to the MPLX distribution per unit post-merger.
See Note 3 to the unaudited consolidated financial statements for additional information on MPLX.
Share Repurchases
During the six months ended June 30, 2020, we did not repurchase any of our common stock, which helped preserve our liquidity during the COVID-19 pandemic. Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $15.05 billion of our common stock, leaving $2.96 billion available for repurchases as of June 30, 2020. We will evaluate the timing to resume any future repurchases as market conditions evolve. See Note 8 to the unaudited consolidated financial statements.
Liquidity
Late in the first quarter and early in the second quarter of 2020, MPC borrowed a total of $3.5 billion under its five-year revolving credit facility to provide financial flexibility given the commodity price downturn and the significant working capital impact associated with the decline in crude oil prices. The company has made short-term borrowings to manage the impact of commodity prices on working capital in the past and expects to do so from time to time in the future. In late April, the company issued $2.5 billion of senior notes, the proceeds of which were used to repay certain amounts outstanding on the five-year revolving credit facility, and entered into a credit agreement with a syndicate of lenders providing for an additional $1 billion 364-day revolving credit facility. In June, the company repaid the remaining amounts outstanding on the five-year revolving credit facility. As of June 30, 2020, we had cash and cash equivalents of approximately $1.02 billion, excluding MPLX cash and cash equivalents of $67 million, $5.0 billion available under a five-year bank revolving credit facility, $2.0 billion available under two 364-day bank revolving credit facilities and $705 million available under our trade receivables securitization facility resulting in total cash and available capacity on our credit facilities of $8.73 billion.
MPLX’s liquidity totaled $4.24 billion at June 30, 2020. As of June 30, 2020, MPLX had cash and cash equivalents of $67 million, $2.68 billion available under its $3.5 billion revolving credit agreement and $1.5 billion available through its intercompany loan agreement with MPC.
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

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2020	2019	Variance	2020	2019	Variance
Revenues and other income:
Sales and other operating revenues	$15,024	$33,529	$(18,505)	$40,239	$61,782	$(21,543)
Income (loss) from equity method investments(a)	105	107	(2)	(1,105)	206	(1,311)
Net gain on disposal of assets	2	4	(2)	6	218	(212)
Other income	67	30	37	138	65	73
Total revenues and other income	15,198	33,670	(18,472)	39,278	62,271	(22,993)
Costs and expenses:
Cost of revenues (excludes items below)	13,777	29,682	(15,905)	36,598	55,642	(19,044)
LCM inventory valuation adjustment	(1,480)	—	(1,480)	1,740	—	1,740
Impairment expense	25	—	25	7,847	—	7,847
Depreciation and amortization	935	886	49	1,897	1,805	92
Selling, general and administrative expenses	746	886	(140)	1,567	1,753	(186)
Other taxes	214	174	40	465	360	105
Total costs and expenses	14,217	31,628	(17,411)	50,114	59,560	(9,446)
Income (loss) from operations	981	2,042	(1,061)	(10,836)	2,711	(13,547)
Net interest and other financial costs	345	322	23	683	628	55
Income (loss) before income taxes	636	1,720	(1,084)	(11,519)	2,083	(13,602)
Provision (benefit) for income taxes	360	353	7	(1,577)	457	(2,034)
Net income (loss)	276	1,367	(1,091)	(9,942)	1,626	(11,568)
Less net income (loss) attributable to:
Redeemable noncontrolling interest	21	21	—	41	41	—
Noncontrolling interests	246	240	6	(758)	486	(1,244)
Net income (loss) attributable to MPC	$9	$1,106	$(1,097)	$(9,225)	$1,099	$(10,324)

(a)	The first six months of 2020 includes $1.32 billion of impairment expense. See Note 4 to the unaudited consolidated financial statements for further information.
Second Quarter 2020 Compared to Second Quarter 2019
Net income (loss) attributable to MPC decreased $1.10 billion in the second quarter of 2020 compared to the second quarter of 2019 largely due to a decrease in refined product sales volumes and prices, primarily driven by the effects of COVID-19 and the decline in commodity prices, partially offset by an LCM benefit of $1.48 billion recognized during the quarter.
Revenues and other income decreased $18.47 billion primarily due to:

•
decreased sales and other operating revenues of $18.51 billion primarily due to decreased Refining & Marketing segment refined product sales volumes, which decreased 936 mbpd, and decreased average refined product sales prices of $0.98 per gallon largely due to reduced travel and business operations associated with the COVID-19 pandemic; and

•
increased other income of $37 million mainly due to an agreement between Speedway and Pilot Travel Centers LLC (“PTC”), effective October 1, 2019, in which PTC supplies, prices and sells diesel fuel at certain Speedway and PTC locations with both companies sharing in the diesel fuel margins. Speedway recognizes its share of the diesel fuel margins as Other Income and no longer reports the revenue or costs and expenses related to sales at its locations since these are now conducted by PTC.

Costs and expenses decreased $17.41 billion primarily due to:

•
decreased cost of revenues of $15.91 billion mainly due to lower refined product sales volumes, which decreased 936 mbpd primarily due to reduced travel and business operations associated with the COVID-19 pandemic;

•	an LCM benefit of $1.48 billion resulting from a lower LCM reserve as of June 30, 2020 as compared to March 31, 2020;

•	decreased selling, general and administrative expenses of $140 million mainly due to decreases in salaries and employee-related expenses, credit card processing fees and litigation expense; and

•
increased other taxes of $40 million primarily due to increased property and environmental taxes of approximately $22 million and $18 million, respectively. Property taxes increased in the current period mainly due to the absence of property tax refunds and tax exemptions received in the second quarter of 2019 and environmental taxes increased largely due to the reinstatement of the Oil Spill Tax in 2020, which was not in effect for all of 2019.

Provision for income taxes was $360 million for the three months ended June 30, 2020 compared to $353 million for the three months ended June 30, 2019. The combined federal, state and foreign income tax rate was 57 percent for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2020 was higher than the U.S. statutory rate of 21 percent as well as higher than the effective rate for the three months ended June 30, 2019 primarily due to the tax rate differential resulting from the expected NOL carryback provided under the CARES Act, permanent differences related to net income attributable to noncontrolling interests and changes in our estimated annual effective rate applied to income for the year to date interim period. The combined federal, state and foreign income tax rate was 21 percent for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2019 was equal to the U.S. statutory rate primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests offset by equity compensation and state and local tax expense.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net income (loss) attributable to MPC decreased $10.32 billion in the first six months of 2020 compared to the first six months of 2019 primarily due to impairment expenses for goodwill and long-lived assets of $7.85 billion, an LCM charge of $1.74 billion, impairments of equity method investments of $1.32 billion during the period and a decrease in refined product sales volumes and prices.
Revenues and other income decreased $22.99 billion primarily due to:

•
decreased sales and other operating revenues of $21.54 billion primarily due to decreased Refining & Marketing segment refined product sales volumes, which decreased 509 mbpd, and decreased average refined product sales prices of $0.57 per gallon reduced largely due to reduced travel and business operations associated with the COVID-19 pandemic;

•
decreased income from equity method investments of $1.31 billion largely due to impairments of equity method investments of $1.32 billion primarily driven by the effects of COVID-19 and the decline in commodity prices;

•
decreased net gain on disposal of assets of $212 million mainly due to the absence of a $207 million gain recognized in 2019 in connection with MPC’s exchange of its undivided interest in the Capline pipeline system for an equity ownership in Capline LLC; and

•
increased other income of $73 million mainly due to an agreement between Speedway and PTC, effective October 1, 2019, in which PTC supplies, prices and sells diesel fuel at certain Speedway and PTC locations with both companies sharing in the diesel fuel margins. Speedway recognizes its share of the diesel fuel margins as Other Income and no longer reports the revenue or costs and expenses related to sales at its locations since these are now conducted by PTC.

Costs and expenses decreased $9.45 billion primarily due to:

•	decreased cost of revenues of $19.04 billion primarily due to reduced travel and business operations associated with the COVID-19 pandemic;

•	an LCM charge of $1.74 billion primarily driven by the effects of COVID-19 and the decline in commodity prices;

•
impairment expense of $7.85 billion recorded for goodwill and long-lived assets of $7.33 billion and $517 million, respectively, primarily driven by the effects of COVID-19 and the decline in commodity prices;

•
decreased selling, general and administrative expenses of $186 million mainly due to decreases in transaction-related expenses, salaries and employee-related expenses and credit card processing fees; and

•
increased other taxes of $105 million primarily due to increased property and environmental taxes of approximately $56 million and $39 million, respectively. Property taxes increased in the current period mainly due to the absence of property tax refunds received in the first six months of 2019 and environmental taxes increased largely due to the reinstatement of the Oil Spill Tax in 2020, which was not in effect for all of 2019.

Net interest and other financial costs increased $55 million largely due to increased MPC and MPLX borrowings, foreign currency exchange losses and decreased interest income.
Benefit for income taxes was $1.58 billion for the six months ended June 30, 2020 compared to provision for income taxes of $457 million for the six months ended June 30, 2019, mainly due to decreased income before income taxes of $13.60 billion. The combined federal, state and foreign income tax rate was 14 percent and 22 percent for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the six months ended June 30, 2020 was lower than the U.S. statutory rate of 21 percent primarily due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges, partially offset by the tax rate differential resulting from the expected NOL carryback provided under the CARES Act. Additionally, our effective tax rate is generally benefited by our noncontrolling interest in MPLX, but this benefit was lower for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to impairment charges recorded by MPLX. The effective tax rate for the six months ended June 30, 2019 was greater than the U.S. statutory rate of 21 percent primarily due to $36 million of state deferred tax expense recorded as an out of period adjustment, partially offset by permanent tax differences related to net income attributable to noncontrolling interests.
Net income attributable to noncontrolling interests decreased $1.24 billion primarily due to MPLX’s net loss primarily resulting from impairment expense recognized during the first six months of 2020.
Segment Results
Refining & Marketing
The following includes key financial and operating data for the second quarter of 2020 compared to the second quarter of 2019 and the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

(a)	Includes intersegment sales and sales destined for export.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,276	3,135	2,635	3,109
Refining & Marketing margin per barrel(a)(b)	$7.13	$15.24	$9.50	$13.23
Less:
Refining operating costs per barrel(c)	6.13	5.35	6.06	5.47
Distribution costs per barrel(d)	5.86	4.48	5.22	4.56
Refining planned turnaround costs per barrel	0.78	0.83	1.02	0.75
Depreciation and amortization per barrel	2.09	1.44	1.83	1.49
Plus (Less):
Other per barrel(e)	(0.09)	0.04	(0.04)	0.06
Refining & Marketing segment income (loss) per barrel	$(7.82)	$3.18	$(4.67)	$1.02

(a)	Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

(c)	Includes refining operating costs and major maintenance costs. Excludes planned turnaround and depreciation and amortization expense.

(d)
Includes fees paid to MPLX. On a per barrel throughput basis, these fees were $4.06 and $2.80 for the three months ended June 30, 2020 and 2019, respectively, and $3.54 and $2.81 for the six months ended June 30, 2020 and 2019, respectively. Excludes depreciation and amortization expense.

(e)	Includes income (loss) from equity method investments, net gain (loss) on disposal of assets and other income.

The following table presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended June 30,		Six Months Ended June 30,
Benchmark Spot Prices (dollars per gallon)	2020	2019	2020	2019
Chicago CBOB unleaded regular gasoline	$0.78	$1.94	$0.99	$1.73
Chicago ULSD	0.88	1.94	1.15	1.89
USGC CBOB unleaded regular gasoline	0.81	1.79	1.03	1.66
USGC ULSD	0.91	1.94	1.19	1.91
LA CARBOB	0.95	2.18	1.24	2.00
LA CARB diesel	0.97	2.13	1.30	2.02

Market Indicators (dollars per barrel)
LLS	$30.39	$67.15	$38.95	$64.79
WTI	28.00	59.91	36.82	57.45
ANS	30.57	68.28	40.72	66.41
Crack Spreads:
Mid-Continent WTI 3-2-1	$4.72	$20.43	$6.05	16.15
USGC LLS 3-2-1	2.75	8.98	4.60	7.14
West Coast ANS 3-2-1	7.44	21.78	10.04	16.93
Blended 3-2-1(a)	4.62	16.41	6.45	12.91
Crude Oil Differentials:
Sweet	$(1.70)	$(2.62)	$(1.20)	$(2.95)
Sour	(3.78)	(2.04)	(4.34)	(2.58)

(a)	Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 38/38/24 percent in 2020 and 2019. These blends are based on our refining capacity by region in each period.

Second Quarter 2020 Compared to Second Quarter 2019
Refining & Marketing segment revenues decreased $17.85 billion primarily due to lower refined product sales volumes, which decreased 936 mbpd, and decreased average refined product sales prices of $0.98 per gallon. These decreases were primarily the result of reduced travel and business operations associated with the COVID-19 pandemic.
Refinery crude oil capacity utilization was 71 percent and net refinery throughputs decreased 859 mbpd during the second quarter of 2020, primarily due to reducing throughputs and temporarily idling certain facilities during the COVID-19 pandemic.
Refining & Marketing segment results from operations decreased $2.53 billion primarily due to lower blended crack spreads.
Refining & Marketing margin was $7.13 per barrel for the second quarter of 2020 compared to $15.24 per barrel for the second quarter of 2019. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $3.5 billion on Refining & Marketing margin for the second quarter of 2020 compared to the second quarter of 2019, primarily due to lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields and other feedstock variances. These factors had an estimated net positive effect of approximately $600 million on Refining & Marketing segment income in the second quarter of 2020 compared to the second quarter of 2019.

For the three months ended June 30, 2020, refining operating, distribution and turnaround costs, excluding depreciation, were $2.65 billion. This was a decrease of $395 million compared to the three months ended June 30, 2019 as we took actions to reduce costs in response to the economic effects of COVID-19, including operating at lower throughput at our refineries and idling portions of our refining capacity. Net refinery throughput was 859 mbpd lower as compared to the three months ended June 30, 2019. On a per barrel basis, refining operating costs, excluding depreciation and amortization, increased $0.78 and distribution costs, excluding depreciation and amortization, increased $1.38, primarily due to lower throughput partially offset by a decrease in costs. Distribution costs, excluding depreciation and amortization, include fees paid to MPLX of $841 million and $798 million for the second quarter of 2020 and 2019, respectively. Refining planned turnaround costs decreased $0.05 per barrel due to the timing of turnaround activity and lower throughput. Depreciation and amortization per barrel increased by $0.65 per barrel primarily due to lower throughput.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Refining & Marketing segment revenues decreased $21.04 billion primarily due to lower refined product sales volumes, which decreased 509 mbpd and decreased average refined product sales prices of $0.57 per gallon. These decreases were primarily the result of reduced travel and business operations associated with the COVID-19 pandemic.
Refinery crude oil capacity utilization was 81 percent in the first six months of 2020 and total refinery throughputs decreased 474 mbpd, primarily due to reducing throughputs and temporarily idling certain facilities during the COVID-19 pandemic.
Refining & Marketing segment results from operations decreased $2.81 billion primarily driven by lower blended crack spreads.
Refining & Marketing margin was $9.50 per barrel for the first six months of 2020 compared to $13.23 per barrel for the first six months of 2019. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $4.0 billion on Refining & Marketing margin for the first six months of 2020 compared to the first six months of 2019, primarily due to lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields and other feedstock variances. These factors had an estimated net positive effect of approximately $1.2 billion on Refining & Marketing segment income in the first six months of 2020 compared to the first six months of 2019.

For the six months ended June 30, 2020, refining operating and distribution costs, excluding depreciation, were $5.41 billion. This was a decrease of $236 million compared to the six months ended June 30, 2019 as we took actions to reduce costs in response to the economic effects of COVID-19, including operating at lower throughput at our refineries and idling portions of our refining capacity. Net refinery throughput was 474 mbpd lower as compared to the six months ended June 30, 2019. These decreases were partially offset by increased refining planned turnaround costs of $68 million. On a per barrel basis, refining operating costs, excluding depreciation and amortization, increased $0.59 and distribution costs, excluding depreciation and amortization, increased $0.66 mainly due to lower throughput partially offset by a decrease in costs. Distribution costs, excluding depreciation and amortization, include fees paid to MPLX of $1.70 billion and $1.58 billion for the for the first six months of 2020 and 2019, respectively. Refining planned turnaround costs increased $0.27 per barrel due to the timing of turnaround activity and a decrease in throughput. Depreciation and amortization per barrel increased by $0.34 primarily due to a decrease in throughput.
Supplemental Refining & Marketing Statistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Refining & Marketing Operating Statistics
Refined product export sales volumes (mbpd)(a)	219	408	301	420
Crude oil capacity utilization percent(b)	71	97	81	96
Refinery throughputs (mbpd):(c)
Crude oil refined	2,165	2,937	2,475	2,902
Other charge and blendstocks	111	198	160	207
Net refinery throughput	2,276	3,135	2,635	3,109
Sour crude oil throughput percent	53	47	50	49
Sweet crude oil throughput percent	47	53	50	51
Refined product yields (mbpd):(c)
Gasoline	1,114	1,528	1,301	1,531
Distillates	834	1,080	927	1,086
Propane	45	57	52	55
Feedstocks and petrochemicals	217	370	284	350
Heavy fuel oil	27	51	32	48
Asphalt	76	83	78	81
Total	2,313	3,169	2,674	3,151

(a)	Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

(b)	Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.

(c)
Excludes inter-refinery volumes which totaled 70 mbpd and 102 mbpd for the three months ended June 30, 2020 and 2019, respectively, and 74 mbpd and 88 mbpd for the six months ended June 30, 2020 and 2019, respectively.

Retail
The following includes key financial and operating data for the second quarter of 2020 compared to the second quarter of 2019 and the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

(a)
The price paid by consumers or direct dealers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable), divided by gasoline and distillate sales volume. Excludes LCM inventory valuation adjustments.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
Key Financial and Operating Data	2020	2019	2020	2019
Average fuel sales prices (dollars per gallon)	$1.93	$2.67	$2.20	$2.62
Merchandise sales (in millions)	$1,603	$1,620	$3,064	$3,033
Merchandise margin (in millions)(a)(b)	$452	$471	$866	$878
Same store gasoline sales volume (period over period)(c)	(36.6)%	(2.4)%	(22.7)%	(2.8)%
Same store merchandise sales (period over period)(c)(d)	(4.0)%	6.3%	(1.8)%	5.9%
Convenience stores at period-end	3,873	3,913
Direct dealer locations at period-end	1,074	1,062

(a)	The price paid by the consumers less the cost of merchandise.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

(c)	Same store comparison includes only locations owned at least 13 months.

(d)	Excludes cigarettes.
Second Quarter 2020 Compared to Second Quarter 2019
Retail segment revenues decreased $4.17 billion primarily due to decreased fuel sales and merchandise sales. Total fuel sales volumes decreased 944 million gallons and average fuel sales prices decreased $0.74 per gallon. Merchandise sales decreased $17 million. These changes were primarily due to the effects of the COVID-19 pandemic which resulted in reduced fuel sales from restricted travel, social distancing and reduced business operations. In addition, fuel sales volumes decreased as a result of an agreement between Speedway and PTC, effective October 1, 2019, in which PTC supplies, prices and sells diesel fuel at certain Speedway and PTC locations with both companies sharing in the diesel fuel margins. Speedway recognizes its share of the diesel fuel margins as Other Income and no longer reports the revenue or costs and expenses related to diesel sales at the Speedway locations that are now conducted by PTC.
Retail segment income from operations increased $1 million largely driven by an increase in retail fuel margins and a decrease in operating expenses offset by decreases in fuel volumes and merchandise margins. The retail fuel margin increased to 39.60 cents per gallon in the second quarter of 2020, from 26.66 cents per gallon in the second quarter of 2019.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Retail segment revenues decreased $4.77 billion primarily due to decreased fuel sales volumes of 1.22 billion gallons, partially offset by increased merchandise sales. Total fuel sales volumes decreased 1.22 billion gallons and average fuel sales price decreased $0.42 per gallon. Merchandise sales increased $31 million. These changes were primarily due to the effects of the COVID-19 pandemic which resulted in reduced fuel sales from restricted travel, social distancing and reduced business operations and increased merchandise sales primarily of cigarettes, beer and wine, and other merchandise. In addition, fuel sales volumes decreased as a result of an agreement between Speedway and PTC, effective October 1, 2019, in which PTC supplies, prices and sells diesel fuel at certain Speedway and PTC locations with both companies sharing in the diesel fuel margins. Speedway recognizes its share of the diesel fuel margins as Other Income and no longer reports the revenue or costs and expenses related to diesel sales at the Speedway locations that are now conducted by PTC.
Retail segment income from operations increased $350 million largely driven by higher fuel margins. The Retail fuel margin increased to 35.77 cents per gallon in the first six months of 2020 compared with 22.00 cents per gallon in the first six months of 2019 while the merchandise margin decreased $12 million.
Midstream
The following includes key financial and operating data for the second quarter of 2020 compared to the second quarter of 2019 and the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

(a)	On owned common-carrier pipelines, excluding equity method investments.

(b)	Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended June 30,		Six Months Ended June 30,
Benchmark Prices	2020	2019	2020	2019
Natural Gas NYMEX HH ($ per MMBtu)	$1.76	$2.51	$1.81	$2.69
C2 + NGL Pricing ($ per gallon)(a)	$0.34	$0.52	$0.37	$0.57

(a)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.

Second Quarter 2020 Compared to Second Quarter 2019
Midstream segment revenue decreased $175 million primarily due to decreased demand for the products that we produce and transport due to the current macro-economic conditions in addition to lower natural gas and NGL prices.
Midstream segment income from operations decreased $9 million as strong performance across MPLX’s base business in the current business environment was driven by reduced operating expenses, stable, fee-based earnings and contributions from organic growth projects.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Midstream segment revenue decreased $204 million primarily due to decreased demand for the products that we produce and transport due to the current macro-economic conditions in addition to lower natural gas and NGL prices in the first six months of 2020.
Midstream segment income from operations decreased $12 million as strong performance across MPLX’s base business in the current business environment was driven by reduced operating expenses, stable, fee-based earnings and contributions from organic growth projects.

Corporate and Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Corporate(a)	$(188)	$(179)	$(415)	$(370)
Items not allocated to segments:
Capline restructuring gain	—	—	—	207
Transaction-related costs	(30)	(34)	(65)	(125)
Litigation	—	(22)	—	(22)
Impairments	(25)	—	(9,162)	—
LCM inventory valuation adjustment	1,480	—	(1,740)	—

(a)
Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment.

Second Quarter 2020 Compared to Second Quarter 2019
Corporate costs increased $9 million primarily due to an information systems integration project.
During the second quarter of 2020, we recognized an LCM benefit of $1.48 billion. The second quarter of 2020 also includes impairment charges of approximately $25 million related to long-lived assets.
Items not allocated to segments include transaction-related costs of $30 million for the second quarter of 2020 associated with the Speedway separation and other related activities and $34 million for the second quarter of 2019 largely related to employee retention, severance and other costs associated with the Andeavor acquisition. The second quarter of 2019 also includes a litigation reserve of $22 million.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Corporate costs increased $45 million primarily due to an information systems integration project.
During the first six months of 2020, we recorded impairment charges of approximately $9.16 billion, which includes $7.85 billion related to goodwill and long-lived assets and $1.32 billion related to equity method investments, and an LCM charge of $1.74 billion primarily driven by the effects of COVID-19 and the decline in commodity prices.
Items not allocated to segments also include transaction-related costs of $65 million for the first six months of 2020 associated with the Speedway separation, Midstream strategic review and other related activities and $125 million for the first six months of 2019 largely related to the recognition of an obligation for vacation benefits provided to former Andeavor employees as part of the Andeavor acquisition as well as employee retention, severance and other costs. In the first six months of 2019, other unallocated items include a $207 million gain resulting from the agreements executed with Capline LLC to contribute our 33 percent undivided interest in the Capline pipeline system in exchange for a 33 percent ownership interest in Capline LLC and a litigation reserve of $22 million.
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

Refining & Marketing Margin
Refining margin is defined as sales revenue less the cost of refinery inputs and purchased products.
Reconciliation of Refining & Marketing income from operations to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Refining & Marketing income from operations(a)	$(1,619)	$906	$(2,241)	$572
Plus (Less):
Selling, general and administrative expenses	500	574	1,054	1,118
LCM inventory valuation adjustment	1,470	—	(1,715)	—
(Income) loss from equity method investments	19	(3)	22	(4)
Net gain on disposal of assets	1	—	1	(6)
Other income	(4)	(8)	(8)	(22)
Refining & Marketing gross margin	367	1,469	(2,887)	1,658
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,231	2,610	5,053	5,215
LCM inventory valuation adjustment	(1,470)	—	1,715	—
Depreciation and amortization	433	411	880	838
Gross margin excluded from Refining & Marketing margin(b)	(66)	(142)	(163)	(259)
Other taxes included in Refining & Marketing margin	(19)	(1)	(43)	(5)
Refining & Marketing margin(a)	$1,476	$4,347	$4,555	$7,447

(a)	LCM inventory valuation adjustments are excluded from Refining & Marketing income from operations and Refining & Marketing margin.

(b)
The gross margin, excluding depreciation and amortization, of operations that support Refining & Marketing such as biodiesel and ethanol ventures, power facilities and processing of credit card transactions.

Retail Fuel Margin
Retail fuel margin is defined as the price paid by consumers or direct dealers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable).
Retail Merchandise Margin
Retail merchandise margin is defined as the price paid by consumers less the cost of merchandise.

Reconciliation of Retail income from operations to Retail gross margin and Retail margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Retail income from operations(a)	$494	$493	$1,013	$663
Plus (Less):
Operating, selling, general and administrative expenses	577	597	1,175	1,180
LCM inventory valuation adjustment	10	—	(25)	—
Income from equity method investments	(27)	(21)	(49)	(38)
Net gain on disposal of assets	—	—	(1)	(2)
Other income	(44)	(4)	(93)	(6)
Retail gross margin	1,010	1,065	2,020	1,797
Plus (Less):
LCM inventory valuation adjustment	(10)	—	25	—
Depreciation and amortization	132	130	257	256
Retail margin(a)	$1,132	$1,195	$2,302	$2,053

Retail margin:
Fuel margin	$657	$694	$1,388	$1,123
Merchandise margin	452	471	866	878
Other margin	23	30	48	52
Retail margin	$1,132	$1,195	$2,302	$2,053

(a)	LCM inventory valuation adjustments are excluded from Retail income from operations and Retail margin.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $1.09 billion at June 30, 2020 compared to $1.53 billion at December 31, 2019. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Six Months Ended June 30,
(In millions)	2020	2019
Net cash provided by (used in):
Operating activities	$(230)	$4,245
Investing activities	(2,077)	(2,880)
Financing activities	1,871	(1,841)
Total increase (decrease) in cash	$(436)	$(476)
Net cash provided by operating activities decreased $4.48 billion in the first six months of 2020 compared to the first six months of 2019, primarily due to a decrease in operating results and an unfavorable change in working capital of $1.98 billion mainly due to a decrease in accounts payable. Changes in working capital exclude changes in short-term debt.
Changes in working capital, excluding changes in short-term debt, were a net $1.66 billion use of cash in the first six months of 2020 compared to a net $322 million source of cash in the first six months of 2019.
For the first six months of 2020, changes in working capital, excluding the LCM reserve and changes in short-term debt, were a net $1.66 billion use of cash primarily due to the effects of decreasing energy commodity prices and volumes at the end of the period on working capital. Accounts payable decreased primarily due to decreases in crude prices and volumes. Current receivables decreased primarily due to lower crude and refined product prices and volumes. Excluding the LCM reserve, inventories decreased due to decreases in crude and refined product inventories.
For the first six months of 2019, changes in working capital, excluding changes in short-term debt, were a net $322 million source of cash primarily due to the effects of increasing energy commodity prices at the end of the period on working capital. Current receivables increased primarily due to higher refined product and crude prices and higher crude sales volumes. Accounts payable increased primarily due to increases in crude prices and crude volumes. Inventories decreased due to decreases in refined product and crude inventories, partially offset by an increase in materials and supplies inventory.
Net cash used in investing activities decreased $803 million in the first six months of 2020 compared to the first six months of 2019, primarily due to the following:

•
a decrease in additions to property, plant and equipment of $509 million primarily due to decreased capital expenditures in the first six months of 2020 in our Midstream and Refining & Marketing segments; and

•
a decrease in net investments of $272 million largely due to investments in the first six months of 2019 in connection with the construction of the Gray Oak Pipeline, which began initial start-up in the fourth quarter of 2019.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(In millions)	2020	2019
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,910	$2,419
Decrease in capital accruals	(421)	(281)
Total capital expenditures	1,489	2,138
Investments in equity method investees (excludes acquisitions)	383	595
Total capital expenditures and investments	$1,872	$2,733
Financing activities were a net $1.87 billion source of cash in the first six months of 2020 compared to a net $1.84 billion use of cash in the first six months of 2019.

•
Long-term debt borrowings and repayments were a net $3.26 billion source of cash in the first six months of 2020 compared to a net $848 million source of cash in the first six months of 2019. During the first six months of 2020, MPC issued $2.5 billion of senior notes, borrowed and repaid $3.5 billion under its revolving credit facility, borrowed and repaid $1.18 billion under its trade receivables facility and MPLX had net borrowings of $825 million under its revolving credit facility. During the first six months of 2019, MPLX had net borrowings of $615 million under its revolving credit facility and ANDX had net borrowings of $255 million under its revolving credit facilities.

•
Cash used in common stock repurchases decreased $1.39 billion in the first six months of 2020 compared to the first six months of 2019. There were no share repurchases in the first six months of 2020 compared to $1.39 billion in the first six months of 2019. See Note 8 to the unaudited consolidated financial statements for further discussion of share repurchases.

•
Cash used in dividend payments increased $49 million in the first six months of 2020 compared to the first six months of 2019, primarily due to a $0.10 per share increase in our base dividend, partially offset by a reduction of shares resulting from share repurchases in 2019. Our dividend payments were $1.16 per common share in the first six months of 2020 compared to $1.06 per common share in the first six months of 2019.

•
Contributions from noncontrolling interests decreased $95 million in the first six months of 2020 compared to the first six months of 2019 primarily due to cash received in 2019 for an increased noncontrolling interest in an MPLX subsidiary.

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
Our liquidity, excluding MPLX, totaled $8.73 billion at June 30, 2020 consisting of:

	June 30, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)(b)	$5,000	$1	$4,999
364-day bank revolving credit facility	1,000	—	1,000
364-day bank revolving credit facility	1,000	—	1,000
Trade receivables facility(c)	705	—	705
Total	$7,705	$1	$7,704
Cash and cash equivalents(d)			1,024
Total liquidity			$8,728

(a)	Excludes MPLX’s $3.50 billion bank revolving credit facility, which had approximately $2.68 billion available as of June 30, 2020.

(b)	Outstanding borrowings include $1 million in letters of credit outstanding under this facility.

(c)	Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products.

(d)	Excludes MPLX cash and cash equivalents of $67 million.
Because of the alternatives available to us, including internally generated cash flow and access to capital markets and a commercial paper program, we believe that our short-term and long-term liquidity is adequate to fund not only our current operations, but also our near-term and long-term funding requirements, including capital spending programs, dividend payments, defined benefit plan contributions, repayment of debt maturities, the repurchase of shares of our common stock and other amounts that may ultimately be paid in connection with contingencies.
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of June 30, 2020, we had no commercial paper borrowings outstanding.
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
On April 27, 2020, MPC closed on the issuance of $2.5 billion in aggregate principal amount of senior notes in a public offering, consisting of $1.25 billion aggregate principal amount of 4.500 percent unsecured senior notes due 2023 and $1.25 billion aggregate principal amount of 4.700 percent unsecured senior notes due 2025. MPC used the net proceeds from this offering to repay certain amounts outstanding under its five-year revolving credit facility.
The MPC credit agreements and our trade receivables facility contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreements requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of June 30, 2020, we were in compliance with the covenants contained in the MPC bank revolving credit facility and our trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.34 to 1.00.

Our intention is to maintain an investment-grade credit profile. As of June 30, 2020, the credit ratings on our senior unsecured debt are as follows.

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
MPLX
MPLX’s liquidity totaled $4.24 billion at June 30, 2020 consisting of:

	June 30, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility	$3,500	$825	$2,675
MPC Intercompany Loan Agreement	1,500	—	1,500
Total	$5,000	$825	$4,175
Cash and cash equivalents			67
Total liquidity			$4,242
The MPLX credit agreement and term loan agreement contain certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of June 30, 2020, MPLX was in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.9 to 1.0.
Our intention is to maintain an investment-grade credit profile for MPLX. As of June 30, 2020, the credit ratings on MPLX’s senior unsecured debt are as follows.

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

	Capital Investment Plan
(In millions)	Revised 2020 Outlook	Original 2020 Guidance	Reduction
MPC, excluding MPLX
Refining & Marketing	$1,300	$1,550	$(250)
Retail	300	550	(250)
Midstream - Other	230	300	(70)
Corporate and Other	120	200	(80)
Total MPC, excluding MPLX	$1,950	$2,600	$(650)

Midstream - MPLX	$1,050	$1,750	$(700)

Capital expenditures and investments for MPC and MPLX are summarized below.

	Six Months Ended June 30,
(In millions)	2020	2019
MPC, excluding MPLX
Refining & Marketing	$722	$824
Retail	150	193
Midstream - Other	158	276
Corporate and Other(a)	101	79
Total MPC, excluding MPLX	$1,131	$1,372

Midstream - MPLX	$741	$1,361

(a)	Includes capitalized interest of $56 million and $65 million for the six months ended June 30, 2020 and 2019, respectively.
Capital expenditures and investments in affiliates during the six months ended June 30, 2020 were primarily for Midstream and Refining & Marketing segment projects.

Other Capital Requirements
During the six months ended June 30, 2020, we contributed $3 million to our funded pension plans. We may choose to make additional contributions to our pension plans.
On July 29, 2020, our board of directors approved a dividend of $0.58 per share on common stock. The dividend is payable September 10, 2020, to shareholders of record as of the close of business on August 19, 2020.
We may, from time to time, repurchase our senior notes in the open market, in tender offers, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Share Repurchases
During the six months ended June 30, 2020, share repurchases were temporarily suspended which helped preserve our liquidity during the COVID-19 pandemic. The company will evaluate the timing of future repurchases as market conditions evolve. Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $15.05 billion of our common stock, leaving $2.96 billion available for repurchases at June 30, 2020. The table below summarizes our total share repurchases for the six months ended June 30, 2020 and 2019. See Note 8 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.

	Six Months Ended June 30,
(In millions, except per share data)	2020	2019
Number of shares repurchased	—	23
Cash paid for shares repurchased	$—	$1,385
Average cost per share	$—	$60.75
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
Contractual Cash Obligations
As of June 30, 2020, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first six months of 2020, our long-term debt commitments increased approximately $3.1 billion primarily due to $2.5 billion of MPC senior notes issued and borrowings under the MPLX bank revolving credit facility.
During the first six months of 2020, our contractual cash obligations for crude oil decreased primarily as a result of the decrease in crude prices during the period. There were no other material changes to our contractual cash obligations outside the ordinary course of business since December 31, 2019.
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
There have been no significant changes to our environmental matters and compliance costs during the six months ended June 30, 2020.
CRITICAL ACCOUNTING ESTIMATES
As of June 30, 2020, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2019 except as noted below.
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
During the first quarter of 2020, we identified long-lived asset impairment triggers relating to all of our refinery asset groups within the Refining & Marketing segment as a result of decreases to the Refining & Marketing segment expected future cash flows. The cash flows associated with these assets were significantly impacted by the effects of COVID-19 and commodity price declines. We assessed each refinery asset group for impairment by comparing the undiscounted estimated pretax cash flows to the carrying value of each asset group. Of the 16 refinery asset groups, only the Gallup refinery’s carrying value exceeded its undiscounted estimated pretax cash flows. It was determined that the fair value of the Gallup refinery’s property, plant and equipment was less than the carrying value. As a result, we recorded a charge of $142 million in the first quarter of 2020 to impairment expense on the consolidated statements of income. The fair value measurements for the Gallup refinery assets represent Level 3 measurements.
During the second quarter of 2020, we identified long-lived asset impairment triggers relating to all of our refinery asset groups within the Refining & Marketing segment, except the Gallup refinery which had been impaired in the first quarter, as a result of continued macroeconomic developments impacting the Refining & Marketing segment expected future cash flows. All of these refinery asset groups undiscounted estimated pretax cash flows exceeded the carrying value by at least 17 percent. On August 3, 2020, we announced our plans to evaluate possibilities to strategically reposition our Martinez refinery, including the potential conversion of the refinery into a renewable diesel facility. The outcome of our evaluation could result in an impairment triggering event and significantly change the assumptions and results of a future impairment test for the refinery’s long-lived assets.
The determination of undiscounted estimated pretax cash flows for our long-lived asset impairment tests utilized significant assumptions including management’s best estimates of the expected future cash flows, allocation of certain Refining & Marketing segment cash flows to the individual refineries, the estimated useful lives of the asset groups, and the salvage values of the refineries. The determinations of expected future cash flows and the salvage values of refineries require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future. Should our assumptions significantly change in future periods, it is possible we may determine the carrying values of additional refinery asset groups exceed the undiscounted estimated pretax cash flows of their refinery asset groups, which would result in future impairment charges.
During the first quarter of 2020, MPLX identified an impairment trigger relating to asset groups within its Western Gathering & Processing (“G&P”) reporting unit as a result of significant changes to expected future cash flows for these asset groups resulting from the effects of COVID-19. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. MPLX assessed each asset group within the Western G&P reporting unit for impairment. It was determined that the fair value of the East Texas G&P asset group’s underlying assets was less than the carrying value. As a result, MPLX recorded impairment charges totaling $350 million related to its property, plant and equipment and intangibles, which are included in impairment expense on our consolidated statements of income. Fair value of MPLX’s PP&E was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.
Unlike long-lived assets, goodwill is subject to annual, or more frequent if necessary, impairment testing at the reporting unit level. A goodwill impairment loss is measured as the amount by which a reporting unit's carrying value exceeds its fair value, without exceeding the recorded amount of goodwill.
The “Business Update” under Recent Developments in the Corporate Overview section describes the effects that the outbreak of COVID-19, its development into a pandemic and the effect the decline in commodity prices during the first quarter of 2020 have had on our business. Due to these developments, we performed impairment assessments during the first quarter of 2020 as discussed further below.
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
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. During the first quarter of 2020, we recorded $1.32 billion of equity method investment impairment charges to income from equity method investments in the consolidated statements of income. The impairment charges primarily related to MPLX recording an other than temporary impairment totaling $1.26 billion, of which $1.25 billion related to MarkWest Utica EMG, L.L.C and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. At June 30, 2020 we had $5.74 billion of equity method investments recorded on the Consolidated Balance Sheets.
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
The following table includes the composition of net gains and losses on our commodity derivative positions as of June 30, 2020 and 2019, respectively.

	Six Months Ended June 30,
(In millions)	2020	2019
Realized gain (loss) on settled derivative positions	$147	$(3)
Unrealized loss on open net derivative positions	(44)	(79)
Net gain (loss)	$103	$(82)
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at June 30, 2020.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2020 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of June 30, 2020
Crude	$(2)	$(6)	$2	$6
Refined products	26	64	(26)	(64)
Blending products	(5)	(14)	5	14
Embedded derivatives	(5)	(13)	5	13
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2020 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of June 30, 2020 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of June 30, 2020(a)	Change in Fair Value(b)	Change in Net Income for the Six Months Ended June 30, 2020(c)
Long-term debt
Fixed-rate	$30,058	$2,515	n/a
Variable-rate	3,798	33	21

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2020.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2020.

At June 30, 2020, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2020, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Except as described below, there have no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Litigation
Kentucky Litigation
In May 2015, the Kentucky attorney general filed a lawsuit against our wholly owned subsidiary, Marathon Petroleum Company LP (“MPC LP”), in the United States District Court for the Western District of Kentucky asserting claims under federal and state antitrust statutes, the Kentucky Consumer Protection Act, and state common law. The complaint, as amended in July 2015, alleges that MPC LP used deed restrictions, supply agreements with customers and exchange agreements with competitors to unreasonably restrain trade in areas within Kentucky and seeks declaratory relief, unspecified damages, civil penalties, restitution and disgorgement of profits. On June 1, 2020, the trial court granted our motion for summary judgment and dismissed all federal law claims with prejudice. State-based claims were dismissed without prejudice.
Dakota Access Pipeline
In connection with MPLX’s 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL, MPLX has entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, have agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of Bakken Pipeline system.
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in March 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement permit necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared.
On July 6, 2020, the D.D.C. ordered vacatur of the easement permit during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps are appealing the D.D.C.’s orders to the U.S. Court of Appeals for the District of Columbia Circuit. On July 14, 2020, the Circuit Court issued an administrative stay while the court considers Dakota Access and the Army Corps’ emergency motion for stay pending appeal.
If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. It is also expected that MPLX would contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest.
Tesoro High Plains Pipeline
In early July, MPLX received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covers the rights of way for 23 tracts of land and demands the immediate cessation of pipeline operations. The notification also assesses trespass damages of approximately $187 million. MPLX expects to receive a notification for an additional 11 tracts in the near future. MPLX appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. We believe the trespass damage calculation is dependent on a novel interpretation of the applicable law, and MPLX continues to actively negotiate settlement of this matter with holders of the property rights at issue. Management does not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Environmental Proceedings
Gathering and Processing
On May 7, 2020, MPLX received a show cause letter from the U.S. EPA relating to alleged violations relating to MPLX’s compliance under its Sarsen facility LDAR consent decree. MPLX has reached a settlement in principle to resolve this matter with a cash penalty of $150,000. We expect the settlement will be finalized and the penalty will be paid in the third quarter of 2020.
On May 13, 2020, MPLX received an offer from the Texas Commission on Environmental Quality to settle alleged violations relating to the installation of high bleed pneumatic controllers at its Hancock Compressor Station and Carthage East Gas Plant. MPLX has reached an agreement to settle this matter for a cash penalty of $165,600.
ITEM 1A. RISK FACTORS
Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Our pending sale of Speedway to 7-Eleven, Inc. is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the Speedway sale could have a material and adverse effect on us. Even if completed, the Speedway sale may not achieve the intended benefits.
We have announced our agreement to sell Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven, Inc. The sale, which is targeted for completion in the first quarter of 2021, is subject to customary conditions, including obtaining necessary regulatory approvals. We and 7-Eleven, Inc. may be unable to satisfy such conditions to the closing of the sale in a timely manner or at all and, accordingly, the Speedway sale may be delayed or may not be completed. Failure to complete the Speedway sale could have a material and adverse effect on us, including by delaying our strategic and other objectives relating to the separation of Speedway and adversely affecting our plans to use the proceeds from the sale to reduce our leverage and return capital to our shareholders. Even if the sale is completed, we may not realize some or all the expected benefits. For example, we may be unable to utilize the proceeds from the sale as anticipated or capture the value we expect from our plans to reduce our leverage and return capital to our shareholders. Executing the Speedway sale will require significant time and attention from management, which could divert attention from the management of our operations and the pursuit of our business strategies. If the proposed Speedway sale is completed, our diversification of revenue sources will diminish, and it is possible that our business, financial condition, results of operations and cash flows may be subject to increased volatility as a result.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended June 30, 2020, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
04/01/2020-04/30/2020	134,736	$21.67	—	$2,954,604,016
05/01/2020-05/31/2020	2,228	29.84	—	2,954,604,016
06/01/2020-06/30/2020	1,035	35.59	—	2,954,604,016
Total	137,999	21.91	—

(a)
The amounts in this column include 134,736, 2,228 and 1,035 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in April, May and June, respectively.

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

ITEM 5. OTHER INFORMATION
On July 31, 2020, Western Refining Southwest, Inc., an Arizona corporation (“WRSW”) and wholly owned subsidiary of MPC, entered into a Redemption Agreement (the “Redemption Agreement”) with MPLX, pursuant to which MPLX agreed to transfer, following a series of intercompany transactions, all of the outstanding membership interests in Western Refining Wholesale, LLC, a Delaware limited liability company (“WRW”) to WRSW in exchange for the redemption of MPLX common units held by WRSW.  The transaction effects the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of ANDX. The Redemption Agreement was approved by the conflicts committee and the board of directors of MPLX’s general partner. The conflicts committee, which is composed of independent members of the board of directors of MPLX’s general partner, retained independent legal and financial advisors to assist it in evaluating and negotiating the transaction.
Consistent with the terms of the Redemption Agreement, effective as of 11:59 p.m. on July 31, 2020 (the “Closing”), all of the outstanding membership interests in WRW were transferred to WRSW, and WRW became an indirect, wholly owned subsidiary of MPC. At the Closing, per the terms of Redemption Agreement, MPLX redeemed 18,582,088 Common Units (the “Redeemed Units”) held by WRSW. The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average New York Stock Exchange prices of an MPLX common unit for the ten trading days ending at market close on July 27, 2020. Following the redemption of the Redeemed Units, and consistent with the terms of the Redemption Agreement, MPLX cancelled the Redeemed Units.
After giving effect to transactions contemplated under the Redemption Agreement (including the cancellation of the Redeemed Units as described above), MPC holds, indirectly through its subsidiaries, 647,415,452 common units constituting approximately 62% of the MPLX common units issued and outstanding as of August 3, 2020.
Each of MPLX and WRSW has agreed to customary representations, warranties and covenants, as well as customary indemnification obligations between the parties, in the Redemption Agreement.
The foregoing description of the Redemption Agreement is not complete and is qualified in its entirety by reference to the full text of the Redemption Agreement, which is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1*	Agreement and Plan of Merger, dated as of April 29, 2018, by and among MPC, Andeavor, Mahi Inc. and Mahi LLC	8-K	2.1	4/30/2018	001-35054
2.2	Amendment to Agreement and Plan of Merger, dated as of July 3, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	S-4/A	2.2	7/5/2018	333-225244
2.3	Second Amendment to Agreement and Plan of Merger, dated as of September 18, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	8-K	2.1	9/18/2018	001-35054
2.4 *	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35054
3.1	Restated Certificate of Incorporation of MPC, dated October 1, 2018	8-K	3.2	10/1/2018	001-35054
3.2	Amended and Restated Bylaws of MPC dated February 27, 2019	10-K	3.2	2/28/2019	001-35054
4.1	Ninth Supplemental Indenture, dated as of April 27, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Notes)	8-K	4.1	4/27/2020	001-35054
10.1	364-Day Revolving Credit Agreement, dated as of April 27, 2020, by and among Marathon Petroleum Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of JPMorgan Chase Bank, N.A., Citibank, N.A.(“Citi”), Mizuho Bank, Ltd. (“Mizuho”), Barclays Bank PLC, MUFG Union Bank, N.A., Royal Bank of Canada and TD Securities (USA) LLC, as joint lead arrangers and bookrunners, Citi and Mizuho, as syndication agents, and the other agents and lenders that are parties thereto	8-K	10.1	4/27/2020	001-35054
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
99.1	Redemption Agreement, dated July 31, 2020, between MPLX LP and Western Refining Southwest, Inc.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

August 3, 2020	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Senior Vice President and Controller