Form 10-Q
period 2020-09-30
Marathon Petroleum Corp
filed 2020-11-06
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 650,650,746 shares of Marathon Petroleum Corporation common stock outstanding as of October 29, 2020.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaska North Slope crude oil, an oil index benchmark price
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Blending for Oxygenate Blending
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
LCM	Lower of cost or market
LIFO	Last in, first out, an inventory costing method
LIBOR	London Interbank Offered Rate
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MMBtu	One million British thermal units, an energy measurement
MMcf/d	One million cubic feet of natural gas per day
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
OTC	Over-the-Counter
RIN	Renewable Identification Number
SEC	United States Securities and Exchange Commission
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues and other income:
Sales and other operating revenues	$17,408	$27,552	$51,807	$83,140
Income (loss) from equity method investments(a)	117	104	(1,037)	272
Net gain on disposal of assets	1	2	6	220
Other income	22	30	69	93
Total revenues and other income	17,548	27,688	50,845	83,725
Costs and expenses:
Cost of revenues (excludes items below)	16,673	24,345	48,517	74,626
LCM inventory valuation adjustment	(530)	—	1,185	—
Impairment expense	433	—	8,280	—
Depreciation and amortization	830	761	2,526	2,375
Selling, general and administrative expenses	673	761	2,080	2,413
Restructuring expenses	348	—	348	—
Other taxes	178	141	546	407
Total costs and expenses	18,605	26,008	63,482	79,821
Income (loss) from continuing operations	(1,057)	1,680	(12,637)	3,904
Net interest and other financial costs	359	312	1,032	932
Income (loss) from continuing operations before income taxes	(1,416)	1,368	(13,669)	2,972
Provision (benefit) for income taxes on continuing operations	(436)	255	(2,237)	600
Income (loss) from continuing operations, net of tax	(980)	1,113	(11,432)	2,372
Income from discontinued operations, net of tax	371	254	881	621
Net income (loss)	(609)	1,367	(10,551)	2,993
Less net income (loss) attributable to:
Redeemable noncontrolling interest	20	20	61	61
Noncontrolling interests	257	252	(501)	738
Net income (loss) attributable to MPC	$(886)	$1,095	$(10,111)	$2,194

Per share data (See Note 9)
Basic:
Continuing operations	$(1.93)	$1.28	$(16.93)	$2.37
Discontinued operations	0.57	0.39	1.35	0.94
Net income (loss) per share	$(1.36)	$1.67	$(15.58)	$3.31

Weighted average shares outstanding	650	656	649	663
Diluted:
Continuing operations	$(1.93)	$1.27	$(16.93)	$2.35
Discontinued operations	0.57	0.39	1.35	0.93
Net income (loss) per share	$(1.36)	$1.66	$(15.58)	$3.28

Weighted average shares outstanding	650	660	649	668

(a)	The nine months ended September 30, 2020 includes $1,315 million of impairment expense. See Note 6 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2020	2019	2020	2019
Net income (loss)	$(609)	$1,367	$(10,551)	$2,993
Other comprehensive income (loss):
Defined benefit plans:
Actuarial changes, net of tax of $5, ($14), $6 and ($8), respectively	13	(42)	16	(46)
Prior service, net of tax of ($2), ($3), ($8) and ($14), respectively	(9)	(8)	(26)	(19)
Other, net of tax of $0, $0, ($1) and ($1), respectively	(2)	(1)	(4)	(3)
Other comprehensive income (loss)	2	(51)	(14)	(68)
Comprehensive income (loss)	(607)	1,316	(10,565)	2,925
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	20	20	61	61
Noncontrolling interests	257	252	(501)	738
Comprehensive income (loss) attributable to MPC	$(884)	$1,044	$(10,125)	$2,126
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Millions of dollars, except share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$618	$1,393
Receivables, less allowance for doubtful accounts of $22 and $17, respectively	4,911	7,233
Inventories	7,403	9,804
Other current assets	2,199	893
Assets held for sale	11,069	11,135
Total current assets	26,200	30,458
Equity method investments	5,462	6,568
Property, plant and equipment, net	39,757	40,870
Goodwill	8,256	15,650
Right of use assets	1,640	1,806
Other noncurrent assets	2,705	3,204
Total assets	$84,020	$98,556
Liabilities
Current liabilities:
Accounts payable	$6,701	$11,222
Payroll and benefits payable	878	987
Accrued taxes	1,023	1,015
Debt due within one year	2,500	704
Operating lease liabilities	531	514
Other current liabilities	900	758
Liabilities held for sale	1,713	1,748
Total current liabilities	14,246	16,948
Long-term debt	29,377	28,020
Deferred income taxes	5,703	6,392
Defined benefit postretirement plan obligations	1,816	1,617
Long-term operating lease liabilities	1,116	1,300
Deferred credits and other liabilities	1,248	1,172
Total liabilities	53,506	55,449
Commitments and contingencies (see Note 24)
Redeemable noncontrolling interest	968	968
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 980 million and 978 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 329 million and 329 million shares	(15,150)	(15,143)
Additional paid-in capital	33,183	33,157
Retained earnings	4,744	15,990
Accumulated other comprehensive loss	(334)	(320)
Total MPC stockholders’ equity	22,453	33,694
Noncontrolling interests	7,093	8,445
Total equity	29,546	42,139
Total liabilities, redeemable noncontrolling interest and equity	$84,020	$98,556
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(Millions of dollars)	2020	2019
Operating activities:
Net income (loss)	$(10,551)	$2,993
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	49	19
Impairment expense	8,280	—
Depreciation and amortization	2,526	2,375
LCM inventory valuation adjustment	1,185	—
Pension and other postretirement benefits, net	172	(110)
Deferred income taxes	(763)	603
Net gain on disposal of assets	(6)	(220)
(Income) loss from equity method investments(a)	1,037	(272)
Distributions from equity method investments	428	402
Income from discontinued operations	(881)	(621)
Changes in income tax receivable	(1,172)	(251)
Changes in the fair value of derivative instruments	37	(34)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Current receivables	2,328	(1,360)
Inventories	1,165	178
Current accounts payable and accrued liabilities	(4,018)	1,903
Right of use assets and operating lease liabilities, net	(2)	—
All other, net	45	351
Cash provided by (used in) operating activities - continuing operations	(141)	5,956
Cash provided by operating activities - discontinued operations	1,232	1,076
Net cash provided by operating activities	1,091	7,032
Investing activities:
Additions to property, plant and equipment	(2,330)	(3,461)
Acquisitions, net of cash acquired	—	(129)
Disposal of assets	73	30
Investments – acquisitions, loans and contributions	(436)	(792)
– redemptions, repayments and return of capital	122	75
All other, net	19	50
Cash used in investing activities - continuing operations	(2,552)	(4,227)
Cash used in investing activities - discontinued operations	(272)	(348)
Net cash used in investing activities	(2,824)	(4,575)
Financing activities:
Long-term debt – borrowings	13,212	13,774
– repayments	(10,144)	(12,554)
Debt issuance costs	(48)	(22)
Issuance of common stock	6	6
Common stock repurchased	—	(1,885)
Dividends paid	(1,133)	(1,054)
Distributions to noncontrolling interests	(941)	(950)
Contributions from noncontrolling interests	—	95
All other, net	(30)	(64)
Net cash provided by (used in) financing activities	922	(2,654)
Net change in cash, cash equivalents and restricted cash	(811)	(197)
Cash, cash equivalents and restricted cash continuing operations - beginning of period	1,395	1,521
Cash, cash equivalents and restricted cash discontinued operations - beginning of period(b)	134	204
Less: Cash, cash equivalents and restricted cash discontinued operations - end of period(b)	98	180
Cash, cash equivalents and restricted cash continuing operations - end of period	$620	$1,348

(a)	The nine months ended September 30, 2020 includes $1,315 million of impairment expense. See Note 6 for further information.

(b)	Reported as assets held for sale on our consolidated balance sheets.
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	978	$10	(329)	$(15,143)	$33,157	$15,990	$(320)	$8,445	$42,139	$968
Net income (loss)	—	—	—	—	—	(9,234)	—	(1,004)	(10,238)	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(377)	—	—	(377)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(300)	(300)	(20)
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)	—
Stock based compensation	1	—	—	(2)	17	—	—	1	16	—
Equity transactions of MPLX	—	—	—	—	(5)	—	—	(2)	(7)	—
Other	—	—	—	—	—	1	—	—	1	—
Balance as of March 31, 2020	979	$10	(329)	$(15,145)	$33,169	$6,380	$(326)	$7,140	$31,228	$968
Net income	—	—	—	—	—	9	—	246	255	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(380)	—	—	(380)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(279)	(279)	(21)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)	—
Stock based compensation	—	—	—	(4)	31	—	—	3	30	—
Equity transactions of MPLX	—	—	—	—	8	—	—	(2)	6	—
Other	—	—	—	—	—	(1)	—	—	(1)	—
Balance as of June 30, 2020	979	$10	(329)	$(15,149)	$33,208	$6,008	$(336)	$7,108	$30,849	$968
Net income (loss)	—	—	—	—	—	(886)	—	257	(629)	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(379)	—	—	(379)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(301)	(301)	(20)
Other comprehensive income	—	—	—	—	—	—	2	—	2	—
Stock based compensation	1	—	—	(1)	18	—	—	2	19	—
Equity transactions of MPLX	—	—	—	—	(43)	—	—	27	(16)	—
Other	—	—	—	—	—	1	—	—	1	—
Balance as of September 30, 2020	980	$10	(329)	$(15,150)	$33,183	$4,744	$(334)	$7,093	$29,546	$968
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	975	$10	(295)	$(13,175)	$33,729	$14,755	$(144)	$8,874	$44,049	$1,004
Net income (loss)	—	—	—	—	—	(7)	—	246	239	20
Dividends declared on common stock ($0.53 per share)	—	—	—	—	—	(357)	—	—	(357)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(305)	(305)	(20)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	95	95	—
Other comprehensive loss	—	—	—	—	—	—	(7)	—	(7)	—
Shares repurchased	—	—	(14)	(885)	—	—	—	—	(885)	—
Stock based compensation	1	—	—	(3)	32	—	—	(1)	28	—
Equity transactions of MPLX & ANDX	—	—	—	—	3	—	—	(1)	2	—
Other	—	—	—	—	—	—	—	(1)	(1)	—
Balance as of March 31, 2019	976	$10	(309)	$(14,063)	$33,764	$14,391	$(151)	$8,907	$42,858	$1,004
Net income	—	—	—	—	—	1,106	—	240	1,346	21
Dividends declared on common stock ($0.53 per share)	—	—	—	—	—	(351)	—	—	(351)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(295)	(295)	(20)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)	—
Shares repurchased	—	—	(9)	(500)	—	—	—	—	(500)	—
Stock based compensation	2	—	—	(10)	19	—	—	2	11	—
Equity transactions of MPLX & ANDX	—	—	—	—	2	—	—	(1)	1	—
Other	—	—	—	—	—	—	—	1	1	—
Balance as of June 30, 2019	978	$10	(318)	$(14,573)	$33,785	$15,146	$(161)	$8,854	$43,061	$1,005
Net income	—	—	—	—	$—	1,095	—	252	1,347	20
Dividends declared on common stock ($0.53 per share)	—	—	—	—	—	(350)	—	—	(350)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(289)	(289)	(21)
Other comprehensive loss	—	—	—	—	—	—	(51)	—	(51)	—
Shares repurchased	—	—	(10)	(500)	—	—	—	—	(500)	—
Stock based compensation	—	—	—	(3)	31	—	—	2	30	—
Equity transactions of MPLX & ANDX	—	—	—	—	(691)	—	—	95	(596)	(36)
Other	—	—	—	—	—	—	—	4	4	—
Balance as of September 30, 2019	978	$10	(328)	$(15,076)	$33,125	$15,891	$(212)	$8,918	$42,656	$968
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
We are a leading, integrated, downstream energy company headquartered in Findlay, Ohio. We operate the nation's largest refining system. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market and to independent entrepreneurs who operate approximately 7,000 branded outlets. We also sell transportation fuel to consumers through approximately 1,070 direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX LP (“MPLX”), which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. We own the general partner and a majority limited partner interest in MPLX.
On August 2, 2020, we entered into a definitive agreement to sell Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven, Inc. for $21 billion in cash, subject to certain adjustments based on the levels of cash, debt (as defined in the agreement) and working capital at closing and certain other items. The taxable transaction is expected to close in the first quarter of 2021, subject to customary closing conditions and regulatory approvals. We will retain our direct dealer business.
As a result of the agreement to sell the Speedway business, its results are reported separately as discontinued operations in our consolidated statements of income for all periods presented and its assets and liabilities have been presented in our consolidated balance sheets as assets and liabilities held for sale. In addition, we separately disclosed the operating and investing cash flows of the Speedway business as discontinued operations within our consolidated statements of cash flow. See Note 4 for discontinued operations disclosures.
Prior to presentation of Speedway as discontinued operations, Speedway and our retained direct dealer business were the two reporting units within our Retail segment. Beginning with the third quarter of 2020, the direct dealer business is managed as part of the Refining & Marketing segment. The results of the Refining & Marketing segment have been retrospectively adjusted to include the results of the direct dealer business in all periods presented. See Note 11 for our segment reporting disclosures.
Basis of Presentation
All significant intercompany transactions and accounts have been eliminated.
As a result of our agreement to sell Speedway, the following changes in our basis of presentation have occurred:

•
In accordance with ASC 205, Discontinued Operations, intersegment sales from our Refining & Marketing segment to the Speedway business are no longer eliminated as intercompany transactions and are now presented within sales and other operating revenue, since we will continue to supply fuel to the Speedway business subsequent to the sale to 7-Eleven. All periods presented have been retrospectively adjusted to reflect this change.

•
Beginning August 2, 2020, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for the Speedway business’ property, plant and equipment, finite-lived intangible assets and right of use lease assets.

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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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
We are exposed to credit losses primarily through our sales of refined petroleum products, crude oil and midstream services. We assess each customer’s ability to pay through our credit review process. The credit review process considers various factors such as external credit ratings, a review of financial statements to determine liquidity, leverage, trends and business specific risks, market information, pay history and our business strategy. Customers that do not qualify for payment terms are required to prepay or provide a letter of credit. We monitor our ongoing credit exposure through timely review of customer payment activity. At September 30, 2020, we reported $4,911 million of accounts and notes receivable, net of allowances of $22 million.
We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt. See Note 24 for more information on these off-balance sheet exposures.
We also adopted the following ASUs during the first nine months of 2020, which also did not have a material impact to our financial statements or financial statement disclosures:

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
3. RESTRUCTURING
During the third quarter of 2020, we announced strategic actions to lay a foundation for long-term success, including plans to optimize our assets and structurally lower costs in 2021 and beyond, which included indefinitely idling the refineries located in Gallup, New Mexico and Martinez, California and the approval of an involuntary workforce reduction plan. In connection with these strategic actions, we recorded restructuring expenses of $348 million for the three months ended September 30, 2020.
The indefinite idling of the Gallup and Martinez refineries and progression of activities associated with the conversion of the Martinez refinery to a renewable diesel facility resulted in $189 million of restructuring expenses. Of the $189 million of restructuring expenses, we expect $130 million to settle in cash for costs related to decommissioning refinery processing units and storage tanks and fulfilling environmental remediation obligations. Additionally, we recorded a non-cash reserve against our materials and supplies inventory at these facilities of $51 million.
The involuntary workforce reduction plan, together with employee reductions resulting from MPC's indefinite idling of its Martinez and Gallup refineries, affected approximately 2,050 employees. We recorded $159 million of restructuring expenses for separation benefits payable under our employee separation plan and certain collective bargaining agreements that we expect to settle in cash. Certain of the affected MPC employees provide services to MPLX. MPLX has various employee services agreements and secondment agreements with MPC pursuant to which MPLX reimburses MPC for employee costs, along with the provision of operational and management services in support of MPLX’s operations. Pursuant to such agreements, MPC was reimbursed by MPLX for $36 million of the $159 million of restructuring expenses recorded for these actions.
As of September 30, 2020, $291 million of restructuring expenses were accrued as restructuring reserves within payroll and benefits payable, other current liabilities and deferred credits and other liabilities within our consolidated balance sheets. We expect cash payments for the majority of these reserves to occur within the next twelve months.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
On August 2, 2020, we entered into a definitive agreement to sell Speedway to 7-Eleven, Inc. for $21 billion, subject to certain adjustments based on the levels of cash, debt (as defined in the agreement) and working capital at closing and certain other items. The taxable transaction is expected to close in the first quarter of 2021, subject to customary closing conditions and regulatory approvals.
As a result of the agreement to sell the Speedway business, its results are reported separately as discontinued operations, net of tax, in our consolidated statements of income for all periods presented and its assets and liabilities have been presented in our consolidated balance sheets as assets and liabilities held for sale. Additionally, beginning August 2, 2020, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for the Speedway business’ property, plant and equipment, finite-lived intangible assets and right of use lease assets. In addition, we separately disclosed the operating and investing cash flows of the Speedway business as discontinued operations within our consolidated statements of cash flow.
The following tables present Speedway results as reported in income from discontinued operations, net of tax, within our consolidated statements of income and the carrying value of assets and liabilities as presented within assets and liabilities held for sale on our consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Total revenues and other income	$5,235	$7,074	$14,868	$20,228
Costs and expenses:
Cost of revenues (excludes items below)	4,641	6,533	13,047	18,814
LCM inventory valuation adjustment	—	—	25	—
Depreciation and amortization	36	94	237	285
Selling, general and administrative expenses	71	54	231	155
Other taxes	49	49	146	143
Total costs and expenses	4,797	6,730	13,686	19,397
Income from operations	438	344	1,182	831
Net interest and other financial costs	5	5	15	13
Income before income taxes	433	339	1,167	818
Provision for income taxes	62	85	286	197
Income from discontinued operations, net of tax	$371	$254	$881	$621

(In millions)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$98	$134
Receivables	238	246
Inventories	409	439
Other current assets	34	28
Equity method investments	316	330
Property, plant and equipment, net	4,711	4,745
Goodwill	4,390	4,390
Right of use assets	716	653
Other noncurrent assets	157	170
Total assets classified as held for sale	$11,069	$11,135
Liabilities
Current liabilities:
Accounts payable	$301	$401
Payroll and benefits payable	129	139
Accrued taxes	177	171
Debt due within one year	7	7
Operating lease liabilities	94	90
Other current liabilities	161	139
Long-term debt	113	107
Defined benefit postretirement plan obligations	23	26
Long-term operating lease liabilities	618	575
Deferred credits and other liabilities	90	93
Total liabilities classified as held for sale	$1,713	$1,748

Separation Agreements
In connection with the definitive agreement to sell the Speedway business, we have agreed to enter into a 15-year fuel supply agreement, at closing, through which we will continue to supply fuel to the Speedway business subsequent to the sale to 7-Eleven. Due to our expected continuing involvement with the Speedway business through a fuel supply agreement, intersegment sales from our Refining & Marketing segment to the Speedway business are no longer eliminated as intercompany transactions and are now presented within sales and other operating revenue.
5. MASTER LIMITED PARTNERSHIP
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. We control MPLX through our ownership of the general partner interest and as of September 30, 2020 we owned approximately 62 percent of the outstanding MPLX common units.
Redemption of business from MPLX
On July 31, 2020, Western Refining Southwest, Inc. (“WRSW”), a wholly owned subsidiary of MPC, entered into a Redemption Agreement (the “Redemption Agreement”) with MPLX, pursuant to which MPLX transferred to WRSW all of the outstanding membership interests in Western Refining Wholesale, LLC, (“WRW”) in exchange for the redemption of MPLX common units held by WRSW. The transaction effects the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of Andeavor Logistics LP (“ANDX”). Beginning in the third quarter of 2020, the results of these operations are presented in MPC’s Refining & Marketing segment.
At the closing, per the terms of Redemption Agreement, MPLX redeemed 18,582,088 MPLX common units (the “Redeemed Units”) held by WRSW. The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average New York Stock Exchange prices of an MPLX common unit for the ten trading days ending at market close on July 27, 2020. The transaction resulted in a minor decrease in MPC’s ownership interest in MPLX.

MPLX’s Acquisition of ANDX
On July 30, 2019, MPLX completed its acquisition of ANDX, and ANDX survived as a wholly owned subsidiary of MPLX. At the effective time of the ANDX acquisition, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by MPC were converted into the right to receive 1.0328 MPLX common units. Additionally, as a result of MPLX’s acquisition of ANDX, 600,000 ANDX preferred units were converted into 600,000 preferred units of MPLX (“Series B preferred units”). Series B preferred unitholders are entitled to receive, when and if declared by the board of directors of MPLX’s general partner, a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three month LIBOR plus 4.652 percent.
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
Noncontrolling Interest
As a result of equity transactions of MPLX and ANDX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX and ANDX were as follows:

	Nine Months Ended September 30,
(In millions)	2020	2019
Decrease due to the issuance of MPLX & ANDX common units	$(23)	$(52)
Tax impact	(17)	(634)
Decrease in MPC's additional paid-in capital, net of tax	$(40)	$(686)

6. IMPAIRMENTS
The outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline and a dramatic reduction in airline flights. These macroeconomic conditions and certain global geopolitical events in the first quarter of 2020 contributed to a significant decline in crude oil prices as well as an increase in crude oil price volatility. The decrease in demand for refined petroleum products has resulted in a significant decrease in the price and volume of the refined petroleum products we produce and sell as compared to the three and nine months ended September 30, 2019.
During the first quarter of 2020, the overall deterioration in the economy and the environment in which we operate, the related changes to our expected future cash flows, as well as a sustained decrease in share price were considered triggering events requiring various impairment assessments of the carrying values of our assets, which resulted in the majority of the impairment charges for the nine months ended September 30, 2020, as discussed below.

The table below provides information related to the impairments recognized during the three and nine months ended September 30, 2020 and the location of these impairments within the consolidated statements of income.

		Three Months Ended September 30,	Nine Months End September 30,
(In millions)	Income Statement Line	2020	2020
Goodwill	Impairment expense	$64	$7,394
Equity method investments	Income (loss) from equity method investments	—	1,315
Long-lived assets	Impairment expense	369	886
Total impairments		$433	$9,595

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
During the third quarter of 2020, we recorded an impairment of goodwill of $64 million. The $64 million of goodwill was transferred from our Midstream segment to our Refining & Marketing segment during the third quarter of 2020 in connection with the transfer to MPC of the MPLX wholesale distribution business as described in Note 5. The transfer required goodwill impairment tests for the transferor and transferee reporting units. Our Refining & Marketing reporting unit that recorded the $64 million impairment expense has no remaining goodwill.
The fair values of the reporting units for the goodwill impairment analysis were determined based on applying both a discounted cash flow or income approach as well as a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the expected future results and discount rates, which range from 9.0 percent to 13.5 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units’ overall fair values represent Level 3 measurements.
The changes in carrying amount of goodwill were as follows:

(In millions)	Refining & Marketing	Midstream	Total
Balance at January 1, 2020	$6,133	$9,517	$15,650
Transfers(a)	8	(8)	—
Impairments	(5,580)	(1,814)	(7,394)
Balance at September 30, 2020(b)	$561	$7,695	$8,256

(a)
Includes goodwill of $64 million transferred from our Midstream segment to our Refining & Marketing segment in connection with the transfer to MPC of the MPLX wholesale distribution business as described in Note 5.

(b)
As described in Notes 1 and 11, the Refining & Marketing reportable segment includes the direct dealer business, which was a reporting unit in our former Retail segment and now is a reporting unit within our Refining & Marketing segment with $561 million of goodwill.

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
Long-lived Assets
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flow of an asset group. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which generally is the refinery and associated distribution system level for Refining & Marketing segment assets and the plant level or pipeline system level for Midstream segment assets. If the sum of the undiscounted estimated pretax cash flows is less than the carrying value of an asset group, fair value is calculated, and the carrying value is written down to the calculated fair value.
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
During the second quarter of 2020, we identified long-lived asset impairment triggers relating to all of our refinery asset groups within the Refining & Marketing segment, except the Gallup refinery which had been impaired in the first quarter, as a result of continued macroeconomic developments impacting the Refining & Marketing segment expected future cash flows. All of these refinery asset groups’ undiscounted estimated pretax cash flows exceeded their carrying value by at least 17 percent. The determination of undiscounted estimated pretax cash flows utilized significant assumptions including management’s best estimates of the expected future cash flows, allocation of certain Refining & Marketing segment cash flows to the individual refineries, the estimated useful lives of the asset groups, and the salvage values of the refineries.
On August 3, 2020, we announced our plans to evaluate possibilities to strategically reposition our Martinez refinery, including the potential conversion of the refinery into a renewable diesel facility. Subsequent to August 3, 2020, we progressed activities associated with the conversion of the Martinez refinery to a renewable diesel facility, including applying for permits, advancing discussions with feedstock suppliers, and beginning detailed engineering activities. As envisioned, the Martinez facility would be expected to start producing renewable diesel in 2022, with a potential to build to full capacity of 48,000 barrels per day in 2023. As a result of the progression of these activities, we identified assets that would be repurposed and utilized in a renewable diesel facility configuration and assets that would be abandoned since they had no function in a renewable diesel facility configuration. This change in our intended use for the Martinez refinery is a long-lived asset impairment trigger for the assets that would be repurposed and remain as part of the Martinez asset group. We assessed the asset group for impairment by comparing the undiscounted estimated pretax cash flows to the carrying value of the asset group and the undiscounted estimated pretax cash flows exceeded the Martinez asset group carrying value. We recorded impairment expense of $342 million for the abandoned assets as we are no longer using these assets and have no expectation to use these assets in the future. Additionally, as a result of our efforts to progress the conversion of Martinez refinery into a renewable diesel facility, MPLX cancelled in-process capital projects related to its Martinez refinery logistics operations resulting in impairments of $27 million in the third quarter.
The determinations of expected future cash flows and the salvage values of refineries, as described earlier, require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment analysis will prove to be an accurate prediction of the future.

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
7. VARIABLE INTEREST ENTITIES
Consolidated VIE
We control MPLX through our ownership of its general partner. MPLX is a VIE because the limited partners do not have substantive kick-out or participating rights over the general partner. We are the primary beneficiary of MPLX because in addition to our significant economic interest, we also have the ability, through our ownership of the general partner, to control the decisions that most significantly impact MPLX. We therefore consolidate MPLX and record a noncontrolling interest for the interest owned by the public. We also record a redeemable noncontrolling interest related to MPLX’s Series A preferred units.
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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our balance sheets.

(In millions)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$28	$15
Receivables, less allowance for doubtful accounts	483	615
Inventories	117	110
Other current assets	60	110
Equity method investments	4,081	5,275
Property, plant and equipment, net	21,815	22,174
Goodwill	7,657	9,536
Right of use assets	323	365
Other noncurrent assets	1,039	1,323
Liabilities
Accounts payable	$470	$744
Payroll and benefits payable	3	5
Accrued taxes	93	80
Debt due within one year	307	9
Operating lease liabilities	65	66
Other current liabilities	272	259
Long-term debt	20,042	19,704
Deferred income taxes	12	12
Long-term operating lease liabilities	258	302
Deferred credits and other liabilities	482	409

8. RELATED PARTY TRANSACTIONS
Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Sales to related parties	$35	$16	$85	$47
Purchases from related parties	187	184	540	571

Sales to related parties, which are included in sales and other operating revenues, consist primarily of refined product sales to certain of our equity affiliates.
Purchases from related parties are included in cost of revenues. We obtain utilities, transportation services and purchase ethanol from certain of our equity affiliates.
9. EARNINGS PER SHARE
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Income (loss) from continuing operations, net of tax	$(980)	$1,113	$(11,432)	$2,372
Less: Net income (loss) attributable to noncontrolling interest	277	272	(440)	799
Net income allocated to participating securities	—	—	—	1
Income (loss) from continuing operations available to common stockholders	$(1,257)	$841	$(10,992)	$1,572
Income from discontinued operations, net of tax	371	254	881	621
Income (loss) available to common stockholders	$(886)	$1,095	$(10,111)	$2,193

Weighted average common shares outstanding:
Basic	650	656	649	663
Effect of dilutive securities	—	4	—	5
Diluted	650	660	649	668

Income (loss) available to common stockholders per share:
Basic:
Continuing operations	$(1.93)	$1.28	$(16.93)	$2.37
Discontinued operations	0.57	0.39	1.35	0.94
Net income (loss) per share	$(1.36)	$1.67	$(15.58)	$3.31
Diluted:
Continuing operations	$(1.93)	$1.27	$(16.93)	$2.35
Discontinued operations	0.57	0.39	1.35	0.93
Net income (loss) per share	$(1.36)	$1.66	$(15.58)	$3.28
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Shares issuable under stock-based compensation plans	12	4	11	3

10. EQUITY
As of September 30, 2020, we had $2.96 billion of remaining share repurchase authorizations from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be initiated, suspended or discontinued at any time.
Total share repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Number of shares repurchased	—	10	—	33
Cash paid for shares repurchased	$—	$500	$—	$1,885
Average cost per share	$—	$53.82	$—	$58.75

11. SEGMENT INFORMATION
On August 2, 2020 we entered into a definitive agreement to sell Speedway to 7-Eleven, Inc. for $21 billion in cash, subject to certain adjustments based on the levels of cash, debt (as defined in the agreement) and working capital at closing and certain other items. In connection with the announced sale, we reassessed our organizational structure and management of segments. As a result of this assessment, we have made the following changes for all periods presented:

•	Speedway’s results are presented separately as discontinued operations. See Note 4 for related disclosures.

•
Refining & Marketing intersegment sales to Speedway that were previously eliminated in consolidation are reported as third party sales as we will continue to supply fuel to the Speedway business following its disposition.

•	The retained direct dealer business results, previously included in the Retail segment, are reported within the Refining & Marketing segment.

•	As a result of the above, we no longer present a separate Retail segment, which had included these two businesses.

•	Corporate costs are no longer allocated to Speedway under discontinued operations accounting.
We have two reportable segments: Refining & Marketing and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.

•
Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to independent entrepreneurs who operate primarily Marathon® branded outlets, through long-term fuel supply contracts with direct dealers who operate locations mainly under the ARCO® brand and to approximately 3,900 Speedway locations.

•
Midstream – transports, stores, distributes and markets crude oil and refined products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges; gathers, processes and transports natural gas; and gathers, transports, fractionates, stores and markets NGLs. The Midstream segment primarily reflects the results of MPLX.

Segment income represents income (loss) from operations attributable to the reportable segments. Corporate administrative expenses, except for those attributable to MPLX, and costs related to certain non-operating assets are not allocated to the Refining & Marketing segment. In addition, certain items that affect comparability (as determined by the chief operating decision maker) are not allocated to the reportable segments.

(In millions)	Refining & Marketing	Midstream	Total
Three Months Ended September 30, 2020
Revenues:
Third party(a)	$16,493	$915	$17,408
Intersegment	23	1,232	1,255
Segment revenues	$16,516	$2,147	$18,663
Segment income (loss) from operations(b)	$(1,569)	$960	$(609)

Supplemental Data
Depreciation and amortization(c)	$456	$335	$791
Capital expenditures and investments(d)	254	300	554

(In millions)	Refining & Marketing	Midstream	Total
Three Months Ended September 30, 2019
Revenues:
Third party(a)	$26,620	$932	$27,552
Intersegment	30	1,232	1,262
Segment revenues	$26,650	$2,164	$28,814
Segment income from operations(b)	$989	$919	$1,908

Supplemental Data
Depreciation and amortization(c)	$416	$300	$716
Capital expenditures and investments(d)	569	783	1,352

(In millions)	Refining & Marketing	Midstream	Total
Nine Months Ended September 30, 2020
Revenues:
Third party(a)	$49,164	$2,643	$51,807
Intersegment	52	3,638	3,690
Segment revenues	$49,216	$6,281	$55,497
Segment income (loss) from operations(b)	$(3,610)	$2,734	$(876)

Supplemental Data
Depreciation and amortization(c)	$1,392	$1,010	$2,402
Capital expenditures and investments(d)	995	1,199	2,194

(In millions)	Refining & Marketing	Midstream	Total
Nine Months Ended September 30, 2019
Revenues:
Third party(a)	$80,315	$2,825	$83,140
Intersegment	74	3,677	3,751
Segment revenues	$80,389	$6,502	$86,891
Segment income from operations(b)	$1,750	$2,705	$4,455

Supplemental Data
Depreciation and amortization(c)	$1,319	$925	$2,244
Capital expenditures and investments(d)	1,411	2,420	3,831

(a)	Includes Refining & Marketing sales to Speedway (as discussed above) and related party sales. See Note 8 for additional information.

(b)
Recast to reflect direct dealer income from operations of $103 million and $106 million for the three months ended September 30, 2020 and 2019, respectively, and $303 million and $295 million for the nine months ended September 30, 2020 and 2019, respectively, within the Refining & Marketing segment.

(c)
Recast to reflect direct dealer depreciation of $30 million and $19 million for the three months ended September 30, 2020 and 2019, respectively, and $86 million and $84 million for the nine months ended September 30, 2020 and 2019, respectively, within the Refining & Marketing segment. Differences between segment totals and MPC consolidated totals represent amounts related to corporate and other items not allocated to segments.

(d)
Recast to reflect direct dealer capital expenditures of $6 million and $8 million for the three months ended September 30, 2020 and 2019, respectively, and $25 million and $26 million for the nine months ended September 30, 2020 and 2019, respectively, within the Refining & Marketing segment. Includes changes in capital expenditure accruals and investments in affiliates. See reconciliation from segment totals to MPC consolidated total capital expenditures below.

The following reconciles segment income from operations to income (loss) from continuing operations before income taxes as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Segment income (loss) from operations	$(609)	$1,908	$(876)	$4,455
Corporate(a)	(197)	(206)	(625)	(589)
Items not allocated to segments:
Equity method investment restructuring gain(b)	—	—	—	207
Transaction-related costs(c)	—	(22)	(8)	(147)
Litigation	—	—	—	(22)
Impairments(d)	(433)	—	(9,595)	—
Restructuring expenses(e)	(348)	—	(348)	—
LCM inventory valuation adjustment(f)	530	—	(1,185)	—
Income (loss) from continuing operations	(1,057)	1,680	(12,637)	3,904
Net interest and other financial costs	359	312	1,032	932
Income (loss) from continuing operations before income taxes	$(1,416)	$1,368	$(13,669)	$2,972

(a)
Corporate consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate includes corporate costs of $7 million and $8 million for the three months ended September 30, 2020 and 2019, respectively, and $20 million and $21 million for nine months ended September 30, 2020 and 2019, respectively, that are no longer allocable to Speedway under discontinued operations accounting.

(b)	Includes gain related to Capline Pipeline Company LLC (“Capline LLC”). See Note 15.

(c)
2020 includes costs incurred in connection with the Midstream strategic review. Costs incurred in 2020 in connection with the Speedway separation are included in discontinued operations. See Note 4. 2019 includes employee severance, retention and other costs related to the acquisition of Andeavor.

(d)	Includes goodwill impairment, impairment of equity method investments and impairment of long lived assets. See Note 6 for additional information.

(e)	See Note 3.

(f)	See Note 14.
The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Segment capital expenditures and investments	$554	$1,352	$2,194	$3,831
Less investments in equity method investees	53	197	436	792
Plus items not allocated to segments:
Corporate	16	30	61	44
Capitalized interest	29	32	85	97
Total capital expenditures(a)	$546	$1,217	$1,904	$3,180

(a)
Includes changes in capital expenditure accruals. See Note 21 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the nine months ended September 30, 2020 and 2019 as reported in the consolidated statements of cash flows.

12. NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Interest income	$(1)	$(12)	$(9)	$(30)
Interest expense	376	349	1,102	1,037
Interest capitalized	(32)	(44)	(103)	(111)
Pension and other postretirement non-service costs(a)	6	6	2	6
Other financial costs	10	13	40	30
Net interest and other financial costs	$359	$312	$1,032	$932

(a)	See Note 23.
13. INCOME TAXES
We have historically provided for income taxes during interim reporting periods based on an estimate of the annual effective tax rate applied to book income for the year to date interim period. For 2020, we continue to utilize this approach.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by Congress and signed into law by the President in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, some of which have the potential to materially impact MPC's calculation of income taxes including:

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

The income tax benefit from continuing and discontinued operations, as recorded on the balance sheet, was $2.0 billion for the nine months ended September 30, 2020. Approximately $354 million of the recorded benefit was attributable to the income tax rate differential in the NOL carryback years. Absent the CARES Act, we would have recorded a deferred tax asset for the expected NOL carryforward under the currently effective federal income tax rate.
Based on the estimated NOL carryback, as provided by the CARES Act, we recorded an income tax receivable of $1.2 billion in other current assets to reflect our estimate of the tax refund we expect to realize from our 2020 federal tax return. The refund is expected to be received during the second half of 2021.
The combined federal, state and foreign income tax rate was 31 percent (tax benefit rate) and 19 percent for the three months ended September 30, 2020 and 2019, respectively, and 16 percent and 20 percent for the nine months ended September 30, 2020 and 2019, respectively. The effective tax benefit rate for the three months ended September 30, 2020 was higher than the U.S. statutory rate due to certain permanent tax benefits related to net income attributable to noncontrolling interests, state taxes, and a change in estimate related to the expected NOL carryback provided by the CARES Act offset by non-tax deductible goodwill impairment. The effective tax rate for the three months ended September 30, 2019 was less than the U.S. statutory rate primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests offset by equity compensation and state and local tax expense. The effective tax rate for the nine months ended September 30, 2020 was lower than the statutory rate due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges, partially offset by the tax rate differential resulting from the expected NOL carryback provided under the CARES Act. The effective tax rate for the nine months ended September 30, 2019 was less than the U.S. statutory rate primarily due to $36 million of state deferred tax expense recorded as an out of period adjustment, offset by permanent tax differences related to net income attributable to noncontrolling interests.

A reconciliation of the continuing operations tax provision (benefit) in dollars as determined using the federal statutory income tax rate applied to income (loss) before income taxes to the (benefit) provision for income taxes is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Tax computed at statutory rate	$(297)	$287	$(2,870)	$624
State and local income taxes, net of federal income tax effects	(59)	63	(275)	136
Goodwill impairment	13	—	1,170	—
Noncontrolling interests	(63)	(109)	81	(195)
CARES Act legislation	(29)	—	(354)	—
Other	(1)	14	11	35
Total provision (benefit) for income tax from continuing operations	$(436)	$255	$(2,237)	$600

During the first quarter of 2019, MPC’s provision for income taxes was increased $36 million for an out of period adjustment to correct the tax effects recorded in 2018 related to the Andeavor acquisition. The impact of the adjustment was not material to any previous period.
We are continuously undergoing examination of our income tax returns, which have been completed through the 2005 tax year for state returns and the 2010 tax year for our U.S. federal return. As of September 30, 2020, we had $20 million of unrecognized tax benefits.
Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 24 for indemnification information.
14. INVENTORIES

(In millions)	September 30, 2020	December 31, 2019
Crude oil	$2,481	$3,472
Refined products	5,198	5,359
Materials and supplies	909	973
Inventories before LCM inventory valuation reserve	8,588	9,804
LCM inventory valuation reserve	(1,185)	—
Total	$7,403	$9,804

Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values. At September 30, 2020, market values for these inventories were lower than their LIFO cost basis, resulting in a reserve. The change from the LCM inventory valuation reserve at June 30, 2020 resulted in a benefit of $530 million for the three months ended September 30, 2020.
The cost of inventories of crude oil and refined products is determined primarily under the LIFO method. During the three and nine month periods ended September 30, 2020, we recorded a $256 million charge to reflect an expected LIFO liquidation for our crude oil inventories. The costs of inventories in the historical LIFO layer which is expected to be liquidated are higher than current costs, which resulted in the charge to cost of revenues.
15. EQUITY METHOD INVESTMENTS
During the three months ended March 31, 2019, we executed agreements with Capline LLC to contribute our 33 percent undivided interest in the Capline pipeline system in exchange for a 33 percent ownership interest in Capline LLC. In connection with our execution of these agreements, Capline LLC initiated a binding open season for southbound service from Patoka, Illinois to St. James, Louisiana or Liberty, Mississippi with an additional origination point at Cushing, Oklahoma. Service from Cushing, Oklahoma is part of a joint tariff with Diamond pipeline.

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
16. PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2020	December 31, 2019
Refining & Marketing(a)	$30,155	$29,101
Midstream	27,823	27,193
Corporate	1,346	1,292
Total	59,324	57,586
Less accumulated depreciation(b)	19,567	16,716
Property, plant and equipment, net	$39,757	$40,870

(a)	Recast to include the direct dealer business. See Note 11 for additional information.

(b)	The September 30, 2020 balance includes property, plant and equipment impairment charges recorded during 2020. See Note 6 for additional information.
17. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2020
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$62	$3	$—	$(59)	$6	$39
Liabilities:
Commodity contracts	$56	$3	$—	$(59)	$—	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—

	December 31, 2019
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$57	$6	$—	$(55)	$8	$73
Liabilities:
Commodity contracts	$95	$11	$—	$(106)	$—	$—
Embedded derivatives in commodity contracts	—	—	60	—	60	—

(a)
Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2020, cash collateral of less than $1 million was netted with the mark-to-market derivative liabilities. As of December 31, 2019, cash collateral of $51 million was netted with mark-to-market derivative liabilities.

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
Level 3 instruments are OTC NGL contracts and embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at September 30, 2020 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.46 to $0.97 per gallon with a weighted average of $0.58 per gallon and (2) the probability of renewal of 100 percent for the first five-year term and 100 percent for the second five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Beginning balance	$51	$65	$60	$61
Unrealized and realized losses/(gains) included in net income	12	(9)	5	(2)
Settlements of derivative instruments	(2)	(2)	(4)	(5)
Ending balance	$61	$54	$61	$54

The amount of total losses/(gains) for the period included in earnings attributable to the change in unrealized losses/(gains) relating to assets still held at the end of period:	$11	$(9)	$2	$(5)

Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities and term loan facility, which include variable interest rates, approximate fair value. The fair value of our fixed and floating rate long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $31.4 billion and $33.3 billion at September 30, 2020, respectively, and approximately $28.3 billion and $30.1 billion at December 31, 2019, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of September 30, 2020 and December 31, 2019 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(In millions)	September 30, 2020
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$65	$59
Other current liabilities(a)	—	4
Deferred credits and other liabilities(a)	—	57

(In millions)	December 31, 2019
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$63	$106
Other current liabilities(a)	—	5
Deferred credits and other liabilities(a)	—	55

(a)	Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products and blending products as of September 30, 2020.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	98.6%	8,756	6,691
Refined products	95.4%	27,158	20,138
Blending products	94.3%	1,775	6,107

(a)	Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 2,460 long and 1,260 short; Refined products - 200 long and 200 short; Blending products - 75 short

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2020	2019	2020	2019
Sales and other operating revenues	$—	$(1)	$77	$(18)
Cost of revenues	(23)	50	3	(15)
Total	$(23)	$49	$80	$(33)

19. DEBT
Our outstanding borrowings at September 30, 2020 and December 31, 2019 consisted of the following:

(In millions)	September 30, 2020	December 31, 2019
Marathon Petroleum Corporation:
Senior notes	$10,974	$8,474
Notes payable	1	1
Finance lease obligations	613	574
MPLX LP:
Bank revolving credit facility	95	—
Term loan facility	—	1,000
Senior notes	20,650	19,100
Finance lease obligations	12	19
Total debt	$32,345	$29,168
Unamortized debt issuance costs	(159)	(134)
Unamortized (discount) premium, net	(309)	(310)
Amounts due within one year	(2,500)	(704)
Total long-term debt due after one year	$29,377	$28,020

Available Capacity under our Credit Facilities as of September 30, 2020

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC 364-day bank revolving credit facility	$1,000	$—	$—	$1,000	—	September 2021
MPC 364-day bank revolving credit facility	1,000	—	—	1,000	—	April 2021
MPC bank revolving credit facility(a)	5,000	—	1	4,999	—	October 2023
MPC trade receivables securitization facility(b)	750	—	—	750	—	July 2021

MPLX
MPLX bank revolving credit facility(c)	3,500	95	—	3,405	1.40%	July 2024

(a)	Borrowed $3.5 billion and repaid $3.5 billion during the nine months ended September 30, 2020.

(b)
Borrowed $1.225 billion and repaid $1.225 billion during the nine months ended September 30, 2020. Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products.

(c)	Borrowed $2.995 billion and repaid $2.9 billion during the nine months ended September 30, 2020.

MPC 364-Day Bank Revolving Credit Facilities
On September 23, 2020, MPC entered into a 364-day revolving credit agreement with a syndicate of lenders. This revolving credit agreement provides for a $1.0 billion unsecured revolving credit facility that matures in September 2021, and replaces a similar 364-day revolving credit agreement that expired on September 28, 2020.
MPC is also party to an April 27, 2020 364-day revolving credit agreement that provides for a $1.0 billion unsecured revolving credit facility that matures in April 2021.
These two credit agreements contain representations and warranties, affirmative and negative covenants and events of default that MPC considers customary for agreements of similar nature and type and that are substantially similar to each other and those contained in the credit agreement for MPC’s $5.0 billion bank revolving credit facility.
MPC Senior Notes
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
On September 25, 2020, we announced that all of the $650 million outstanding aggregate principal amount of 3.400 percent senior notes due December 2020 will be redeemed on November 15, 2020, at a price equal to par, plus accrued and unpaid interest to, but not including, such date.
On October 1, 2020, all of the $475 million outstanding aggregate principal amount of 5.375 percent senior notes due October 2022 were redeemed at a price equal to par.
MPLX Senior Notes
On August 18, 2020, MPLX issued $3.0 billion aggregate principal amount of senior notes in a public offering, consisting of $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 and $1.5 billion aggregate principal amount of 2.650 percent senior notes due August 2030. Interest is payable semi-annually in arrears.
During the third quarter of 2020, a portion of the net proceeds from the senior notes offering was used to repay $1.0 billion of outstanding borrowings under the MPLX term loan agreement, to repay the $1.0 billion floating rate senior notes due September 2021 and to redeem all of the $450 million aggregate principal amount of 6.375 percent senior notes due May 2024.
On October 15, 2020, a portion of the remaining net proceeds from the senior notes offering was used to redeem all of the $300 million aggregate principal amount of MPLX’s 6.250 percent senior notes due October 2022.
20. REVENUE
As discussed in Notes 1 and 11, the presentation of Refining & Marketing segment revenues reflects changes associated with the expected sale of our Speedway business and our new reportable segments. The following table presents our revenues disaggregated by segment and product line.

(In millions)	Refining & Marketing	Midstream	Total
Three Months Ended September 30, 2020
Refined products	$15,356	$166	$15,522
Crude oil	990	—	990
Midstream services and other	147	749	896
Sales and other operating revenues	$16,493	$915	$17,408

(In millions)	Refining & Marketing	Midstream	Total
Three Months Ended September 30, 2019
Refined products	$25,661	$174	$25,835
Crude oil	792	—	792
Midstream services and other	167	758	925
Sales and other operating revenues	$26,620	$932	$27,552

(In millions)	Refining & Marketing	Midstream	Total
Nine Months Ended September 30, 2020
Refined products	$45,893	$460	$46,353
Crude oil	2,868	—	2,868
Midstream services and other	403	2,183	2,586
Sales and other operating revenues	$49,164	$2,643	$51,807

(In millions)	Refining & Marketing	Midstream	Total
Nine Months Ended September 30, 2019
Refined products	$76,703	$585	$77,288
Crude oil	3,173	—	3,173
Midstream services and other	439	2,240	2,679
Sales and other operating revenues	$80,315	$2,825	$83,140

We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of September 30, 2020, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at September 30, 2020 include matching buy/sell receivables of $1.59 billion.
21. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$901	$867
Net income taxes paid to (received from) taxing authorities	(130)	376
Non-cash investing and financing activities:
Contribution of assets(a)	—	143
Fair value of assets acquired(b)	—	350

(a)	2019 includes the contribution of net assets to Capline LLC. See Note 15.

(b)	2019 includes the recognition of the Capline LLC equity method investment. See Note 15.

(In millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents(a)	$618	$1,393
Restricted cash(b)	2	2
Cash, cash equivalents and restricted cash	$620	$1,395

(a)	Excludes $98 million and $134 million of cash included in assets held for sale representing Speedway store cash.

(b)	The restricted cash balance is included within other current assets on the consolidated balance sheets.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2020	2019
Additions to property, plant and equipment per the consolidated statements of cash flows	$2,330	$3,461
Asset retirement expenditures	—	1
Decrease in capital accruals	(426)	(282)
Total capital expenditures	$1,904	$3,180

22. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2018	$(132)	$(23)	$2	$9	$(144)
Other comprehensive income (loss) before reclassifications, net of tax of ($20)	(58)	1	—	—	(57)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(34)	—	—	—	(34)
– actuarial loss(a)	16	(1)	—	—	15
– settlement loss(a)	9	—	—	—	9
Other	—	—	—	(4)	(4)
Tax effect	2	—	—	1	3
Other comprehensive loss	(65)	—	—	(3)	(68)
Balance as of September 30, 2019	$(197)	$(23)	$2	$6	$(212)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2019	$(212)	$(116)	$1	$7	$(320)
Other comprehensive loss before reclassifications, net of tax of ($4)	(12)	(2)	—	—	(14)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(34)	—	—	—	(34)
– actuarial loss(a)	27	2	—	—	29
– settlement loss(a)	10	—	—	—	10
Other	—	—	—	(5)	(5)
Tax effect	(1)	—	—	1	—
Other comprehensive loss	(10)	—	—	(4)	(14)
Balance as of September 30, 2020	$(222)	$(116)	$1	$3	$(334)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 23.
23. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	70	51	9	9
Interest cost	25	27	8	8
Expected return on plan assets	(33)	(30)	—	—
Amortization – prior service credit	(12)	(11)	—	—
– actuarial loss	9	5	1	—
– settlement loss	8	7	—	—
Net periodic benefit cost	67	49	18	17

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$210	$161	$27	$24
Interest cost	73	81	24	27
Expected return on plan assets	(98)	(93)	—	—
Amortization – prior service credit	(34)	(34)	—	—
– actuarial loss	26	16	2	—
– settlement loss	9	9	—	—
Net periodic benefit cost	$186	$140	$53	$51

The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the nine months ended September 30, 2020, we made contributions of $3 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $51 million and $29 million, respectively, during the nine months ended September 30, 2020.

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
At September 30, 2020 and December 31, 2019, accrued liabilities for remediation totaled $388 million and $396 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $7 million and $9 million at September 30, 2020 and December 31, 2019, respectively.
Governmental and other entities in California, Delaware, Hawaii, Maryland, New York, South Carolina and Rhode Island have filed lawsuits against coal, gas, oil and petroleum companies, including MPC. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions. At this early stage, the ultimate outcome of these matters remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact to us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Other Legal Proceedings
In early July 2020, MPLX received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. MPLX appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue.
MPLX continues to work towards a settlement of this matter with holders of the property rights at issue. Management does not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of September 30, 2020.
Gray Oak Pipeline, LLC
In connection with our 25 percent interest in Gray Oak Pipeline, LLC (“Gray Oak Pipeline”), we entered into an Equity Contribution Agreement that obligated us to make certain equity contributions to Gray Oak Pipeline to support its obligations under a construction loan facility. Gray Oak is a crude oil transportation system from West Texas and the Eagle Ford formation to destinations in the Ingleside, Corpus Christi and Sweeney, Texas markets. Gray Oak Pipeline entered into the construction loan facility with a syndicate of banks to finance a portion of the construction costs of the pipeline project.
The Equity Contribution Agreement required us to contribute our pro rata share of any amounts necessary to allow Gray Oak Pipeline to cure any payment defaults under the construction loan facility or to repay all amounts outstanding under the facility, including principal, accrued interest, fees and expenses, in certain circumstances, including the failure of Gray Oak Pipeline to repay or refinance the construction loan facility prior to its scheduled maturity date of June 3, 2022. The construction loan facility was repaid in full with the proceeds of a senior, unsecured notes offering undertaken by Gray Oak Pipeline, and our obligations under the Equity Contribution Agreement automatically terminated during the third quarter of 2020.
Dakota Access Pipeline
In connection with MPLX’s 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system, MPLX has entered into a Contingent Equity Contribution Agreement. MPLX, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.
In March 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared.
On July 6, 2020, the D.D.C. ordered vacatur of the easement to cross Lake Oahe during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps appealed the D.D.C.’s order to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals issued an administrative stay while the court considered Dakota Access and the Army Corps’ emergency motion for stay pending appeal. On August 5, 2020, the Court of Appeals stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. The Court of Appeals denied a stay of the D.D.C.’s March order, which required the EIS, and further denied a stay of the D.D.C.’s July order, which vacated the easement. In the D.D.C., briefing is ongoing for a renewed request for an injunction, which is expected to be completed by the end of 2020. Oral argument on the merits of the case at the Court of Appeals occurred on November 4, 2020. The pipeline remains operational.
If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. It is expected that MPLX would contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2020, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.
Crowley Ocean Partners LLC and Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Ocean Partners LLC, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of September 30, 2020, our maximum potential undiscounted payments under this agreement for debt principal totaled $119 million.

In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of September 30, 2020, our maximum potential undiscounted payments under this arrangement was $115 million.
Marathon Oil indemnifications
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
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $94 million as of September 30, 2020, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual Commitments and Contingencies
At September 30, 2020, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $447 million.
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
Forward-looking statements include, among other things, statements regarding:

•	future levels of revenues, refining and marketing margins, operating costs, retail gasoline and distillate margins, merchandise margins, income from operations, net income or earnings per share;

•	future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;

•	expected savings from the restructuring or reorganization of business components;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	business strategies, growth opportunities and expected investment;

•	consumer demand for refined products, natural gas and NGLs;

•	the timing and amount of any future common stock repurchases; and

•	the anticipated effects of actions of third parties such as competitors, activist investors or federal, foreign, state or local regulatory authorities or plaintiffs in litigation.
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•
the effects of the COVID-19 pandemic, including any related government policies and actions, on our business, financial condition, results of operations and cash flows, including our growth, operating costs, labor availability, logistical capabilities, customer demand for our products and industry demand generally, margins, inventory value, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;

•
the effects of the COVID-19 pandemic, and the current economic environment generally, on our working capital, cash flows and liquidity, which can be significantly affected by decreases in commodity prices;

•	our ability to successfully complete the planned Speedway sale and realize the expected benefits within the expected timeframe or at all;

•
the risk that we may not proceed with converting the Martinez refinery to a renewable diesel facility or that our expectations of future cash flows for a Martinez renewable diesel facility will not be fully realized;

•	the risk that the cost savings and any other synergies from the Andeavor transaction may not be fully realized or may take longer to realize than expected;

•	further impairments;

•	the regional, national and worldwide availability and pricing of refined products, crude oil, natural gas, NGLs and other feedstocks;

•	our ability to manage disruptions in credit markets or changes to credit ratings;

•	the reliability of processing units and other equipment;

•
the adequacy of capital resources and liquidity, including availability, timing and amounts of free cash flow necessary to execute business plans and to effect any share repurchases or to maintain or increase the dividend;

•	the potential effects of judicial or other proceedings on the business, financial condition, results of operations and cash flows;

•
continued or further volatility in and degradation of general economic, market, industry or business conditions as a result of the COVID-19 pandemic (including any related government policies and actions), other infectious disease outbreaks, natural hazards, extreme weather events or otherwise;

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
For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.
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
We have three strong brands: Marathon®, Speedway® and ARCO®. The branded outlets, which primarily operate under the Marathon brand, are established motor fuel brands across the United States available through approximately 7,000 branded outlets operated by independent entrepreneurs in 35 states, the District of Columbia and Mexico. The direct dealer network primarily operates under the ARCO brand, and consists of approximately 1,070 direct dealer locations primarily located in the West Coast region of the United States. As discussed in Recent Developments, we have entered into a sale agreement for our Speedway business.
We primarily conduct our midstream operations through our ownership interest in MPLX, which owns and operates crude oil and refined product transportation and logistics infrastructure and natural gas and NGL gathering, processing, and fractionation assets. As of September 30, 2020, we owned, leased or had ownership interests in approximately 17,200 miles of crude oil and refined product pipelines that deliver crude oil to our refineries and other locations and refined products to wholesale, brand marketing and direct dealer locations. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. Our midstream gathering and processing operations include: natural gas gathering, processing and transportation; and NGL gathering, transportation, fractionation, storage and marketing.
Our operations consist of two reportable operating segments: Refining & Marketing and Midstream. Each of these segments is organized and managed based upon the nature of the products and services they offer.

•
Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to independent entrepreneurs who operate primarily Marathon® branded outlets, through long-term fuel supply contracts with direct dealers who operate locations mainly under the ARCO® brand and to approximately 3,900 Speedway locations.

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

Recent Developments
Strategic Actions to Enhance Shareholder Value
On August 2, 2020, we entered into a definitive agreement to sell Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven, Inc. for $21 billion in cash, subject to certain adjustments based on the levels of cash, debt (as defined in the agreement) and working capital at closing and certain other items. The taxable transaction is expected to close in the first quarter of 2021, subject to customary closing conditions and regulatory approvals. This transaction is expected to result in after-tax cash proceeds of approximately $16.5 billion. The company expects to use the proceeds from the sale to strengthen the balance sheet and return capital to shareholders. We will retain our direct dealer business.
In connection with the agreement to sell Speedway, the Company has agreed to enter into certain ancillary agreements, including a 15-year fuel supply agreement for approximately 7.7 billion gallons per year associated with 7-Eleven, Inc. or its subsidiaries. Further, the Company expects incremental opportunities over time to supply 7-Eleven's remaining business as existing arrangements mature and as new locations are added in connection with its announced U.S. and Canada growth strategy.
As a result of the agreement to sell the Speedway business, its results are reported separately as discontinued operations in our consolidated statements of income for all periods presented and its assets and liabilities have been reclassified in our consolidated balance sheets to assets and liabilities held for sale. Prior to presentation of Speedway as discontinued operations, Speedway and our retained direct dealer business were the two reporting units within our Retail segment. Beginning with the third quarter of 2020, the direct dealer business is managed as part of the Refining & Marketing segment. The results of the Refining & Marketing segment have been retrospectively adjusted to include the results of the direct dealer business in all periods presented.
As a result of our agreement to sell Speedway, the following changes in our basis of presentation have occurred:

•
In accordance with ASC 205, Discontinued Operations, intersegment sales from our Refining & Marketing segment to the Speedway business are no longer eliminated as intercompany transactions and are now presented within sales and other operating revenue, since we will continue to supply fuel to the Speedway business subsequent to the sale to 7-Eleven. All periods presented have been retrospectively adjusted to reflect this change.

•
Beginning August 2, 2020, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for the Speedway business’ property, plant and equipment, finite-lived intangible assets and right of use lease assets.

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
The decrease in the demand for refined petroleum products coupled with a decline in the price of crude oil has resulted in a significant decrease in the price and volume of the refined petroleum products we produce and sell and had a negative impact on working capital during the first nine months of 2020.
In addition, a decline in the market prices for products held in our inventories below the carrying value of our inventory resulted in an adjustment to the value of our inventories. At September 30, 2020, market values for these inventories were lower than their LIFO cost basis and, as a result, we recorded an LCM inventory valuation reserve of $1.19 billion. Based on movements of refined product prices, future inventory valuation adjustments could have a negative or positive effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
We have been and continue to actively respond to the impacts that these matters are having on our business. During the third quarter of 2020, we announced strategic actions to lay a foundation for long-term success, including plans to optimize our assets and structurally lower costs in 2021 and beyond, which included indefinitely idling the Gallup and Martinez refineries and the approval of an involuntary workforce reduction plan. In connection with these strategic actions, we recorded restructuring expenses of $348 million for the three months ended September 30, 2020. We also progressed activities associated with the conversion of the Martinez refinery to a renewable diesel facility, including applying for permits, advancing discussions with feedstock suppliers, and beginning detailed engineering activities. As envisioned, the Martinez facility would be expected to start producing renewable diesel in 2022, with a potential to build to full capacity of 48,000 barrels per day in 2023.
We previously announced a goal to reduce capital spending by $1.35 billion, resulting in planned 2020 capital spending of $3.0 billion, or a reduction of approximately 30 percent from our initial plan for the year. We are currently on track to exceed this targeted reduction. The reductions are planned across all segments of the business. Our remaining capital spend primarily relates to growth projects that are already in progress or spending that supports the safe and reliable operation of our facilities.
We are also on track to exceed our targeted $950 million reduction of 2020 forecasted operating expenses, primarily through reductions of fixed costs and deferral of certain expense projects, which includes $200 million of operating expense reductions at MPLX.
In addition to these measures to address our operations, earlier in the year we took action to address our liquidity as outlined below:

•	Share repurchases have temporarily been suspended. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions.

•
On April 27, 2020, we entered into an additional $1.0 billion 364-day revolving credit facility, which expires in 2021, to provide incremental liquidity and financial flexibility during the commodity price and demand downturn.

•
On April 27, 2020, we closed on the issuance of $2.5 billion of senior notes. Proceeds from the senior notes were used to pay down certain amounts outstanding on the five-year revolving credit facility.

•	During June 2020, we repaid the remaining amounts outstanding on the five-year revolving credit facility.

•
On September 23, 2020, we entered into a 364-day revolving credit agreement, which provides for a $1.0 billion unsecured revolving credit facility that matures in September 2021, and which replaces a similar 364-day revolving credit agreement that expired on September 28, 2020. At September 30, 2020, we had $7.7 billion available on our variable credit facilities.

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

Other Strategic Updates
On July 31, 2020, Western Refining Southwest, Inc. (“WRSW”), a wholly owned subsidiary of MPC, entered into a Redemption Agreement (the “Redemption Agreement”) with MPLX, pursuant to which MPLX transferred to WRSW all of the outstanding membership interests in Western Refining Wholesale, LLC (“WRW”), in exchange for the redemption of MPLX common units valued at $340 million held by WRSW. The transaction resulted in a minor decrease in MPC’s ownership interest in MPLX. Beginning in the third quarter of 2020, the results of these operations are presented in the Refining & Marketing segment.
On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date.
On March 18, 2020, we announced that MPC’s board of directors unanimously decided to maintain MPC’s current midstream structure, with MPC remaining, through a wholly owned subsidiary, the general partner of MPLX. This decision concluded a comprehensive evaluation, led by a special committee of the board, that included extensive input from multiple external advisors and significant feedback from investors.
EXECUTIVE SUMMARY
Results
Select results for continuing operations are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Income (loss) from continuing operations by segment
Refining & Marketing(a)	$(1,569)	$989	$(3,610)	$1,750
Midstream	960	919	2,734	2,705
Corporate(b)	(197)	(206)	(625)	(589)
Items not allocated to segments:
Equity method investment restructuring gain(c)	—	—	—	207
Transaction-related costs(d)	—	(22)	(8)	(147)
Litigation	—	—	—	(22)
Impairments(e)	(433)	—	(9,595)	—
Restructuring expense(f)	(348)	—	(348)	—
LCM inventory valuation adjustment	530	—	(1,185)	—
Income (loss) from continuing operations	(1,057)	1,680	(12,637)	3,904
Net interest and other financial costs	359	312	1,032	932
Income (loss) from continuing operations before income taxes	(1,416)	1,368	(13,669)	2,972
Provision (benefit) for income taxes on continuing operations	(436)	255	(2,237)	600
Income (loss) from continuing operations, net of tax	(980)	1,113	(11,432)	2,372

(a)
Recast to reflect direct dealer income from operations of $103 million, $106 million, $303 million and $295 million for the third quarter 2020 and 2019 and the first nine months of 2020 and 2019, respectively. Includes a LIFO liquidation charge of $256 million in the third quarter of 2020.

(b)
Recast to reflect corporate costs of $7 million, $8 million, $20 million and $21 million for the third quarter 2020 and 2019 and the first nine months of 2020 and 2019, respectively, that are no longer allocated to Speedway under discontinued operations accounting.

(c)	Represents gain related to the formation of Capline LLC for the nine months ended September 30, 2019.

(d)	2020 includes costs incurred in connection with the Midstream strategic review. 2019 includes employee severance, retention and other costs related to the acquisition of Andeavor.

(e)	Includes $7.4 billion goodwill impairment, $1.3 billion impairment of equity method investments and $886 million impairment of long lived assets for the nine months ended September 30, 2020.

(f)	Restructuring expenses include $189 million of exit and disposal costs related to indefinite idling of the Martinez and Gallup refineries and $159 million of employee separation costs.

Select results for discontinued operations are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Income from discontinued operations
Speedway	$456	$344	$1,282	$831
Transaction-related costs(a)	(18)	—	(75)	—
LCM inventory valuation adjustment	—	—	(25)	—
Income from discontinued operations	438	344	1,182	831
Net interest and other financial costs	5	5	15	13
Income from discontinued operations before income taxes	433	339	1,167	818
Provision for income taxes on discontinued operations	62	85	286	197
Income from discontinued operations, net of tax	$371	$254	$881	$621

(a)	Costs related to the Speedway separation.
The following table includes net income (loss) per diluted share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) per diluted share
Continuing operations	$(1.93)	$1.27	$(16.93)	$2.35
Discontinued operations	0.57	0.39	1.35	0.93
Net income (loss) attributable to MPC	$(1.36)	$1.66	$(15.58)	$3.28
Actions taken by various governmental authorities, individuals and companies to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction in the areas where we operate which has impacted demand for our products. Net income (loss) attributable to MPC was $(886) million, or $(1.36) per diluted share, in the third quarter of 2020 compared to $1.10 billion, or $1.66 per diluted share, for the third quarter of 2019 and $(10.11) billion, or $(15.58) per diluted share, in the first nine months of 2020 compared to $2.19 billion, or $3.28 per diluted share, in the first nine months of 2019.
For the third quarter of 2020, the change in net income (loss) attributable to MPC was largely due to a loss in our Refining & Marketing segment, long-lived asset impairment charges of $433 million, in addition to restructuring expenses of $348 million related to the idling of the Martinez and Gallup refineries and costs related to our announced workforce reduction. These changes were partially offset by a $530 million LCM benefit recognized in the quarter. The loss from operations in our Refining & Marketing segment is primarily due to decreases in refined product sales volumes, prices and margins during the current period and includes a charge of $256 million for the three months ended September 30, 2020 to reflect an expected LIFO liquidation for our crude oil inventories. These results were partially offset by increased income from discontinued operations, which relates to the Speedway business, in the third quarter of 2020 compared to the third quarter of 2019 mainly due to higher fuel margin and merchandise sales and lower operating and depreciation and amortization expenses, partially offset by lower fuel volumes.
For the first nine months of 2020, the change in net income (loss) attributable to MPC was primarily due to a loss in our Refining & Marketing segment, goodwill and long-lived asset impairment charges of $8.28 billion and impairments of equity method investments of $1.32 billion during the period primarily driven by the effects of COVID-19 and the decline in commodity prices, an LCM charge of $1.19 billion and restructuring expenses of $348 million related to the idling of the Martinez and Gallup refineries and costs related to our announced workforce reduction. The loss from operations in our Refining & Marketing segment is primarily due to decreases in refined product sales volumes, prices and margins during the current period and includes a charge of $256 million for the nine months ended September 30, 2020 to reflect an expected LIFO liquidation for our crude oil inventories. The costs of inventories in the historical LIFO layer which is expected to be liquidated are higher than current costs, which resulted in increased cost of revenues and decreased income from operations. These results were partially offset by increased income from discontinued operations, which relates to the Speedway business, in the first nine months of 2020 compared to the first nine months of of 2019 largely due to higher fuel margin and lower depreciation and amortization expense, partially offset by lower fuel volumes.
See Note 4 to the unaudited consolidated financial statements for additional information on discontinued operations.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the third quarter of 2020 as compared to the third quarter of 2019 and the first nine months of 2020 compared to the first nine months of 2019.
MPLX
We owned approximately 647 million MPLX common units at September 30, 2020 with a market value of $10.19 billion based on the September 30, 2020 closing price of $15.74 per common unit. On October 27, 2020, MPLX declared a quarterly cash distribution of $0.6875 per common unit payable on November 13, 2020. As a result, MPLX will make distributions totaling $715 million to its common unitholders. MPC’s portion of these distributions is approximately $445 million.
We received limited partner distributions of $1.35 billion from MPLX in the nine months ended September 30, 2020 and $1.39 billion from MPLX and ANDX combined in the nine months ended September 30, 2019. The decrease in distributions from the prior year is due to the fact that ANDX had a higher per unit distribution prior to the Merger when compared to the MPLX distribution per unit post-merger.
On July 31, 2020, WRSW, a wholly owned subsidiary of MPC, entered into a Redemption Agreement with MPLX, pursuant to which MPLX agreed to transfer to WRSW, all of the outstanding membership interests in WRW in exchange for the redemption of MPLX common units held by WRSW. The transaction effects the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of ANDX. Beginning in the third quarter of 2020, the results of these operations are presented in MPC’s Refining & Marketing segment prospectively.
At the closing, per the terms of Redemption Agreement, MPLX redeemed 18,582,088 MPLX common units (the “Redeemed Units”) held by WRSW. The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average New York Stock Exchange prices of an MPLX common unit for the ten trading days ending at market close on July 27, 2020. The transaction resulted in a minor decrease in MPC’s ownership interest in MPLX.
See Note 5 to the unaudited consolidated financial statements for additional information on MPLX.
Liquidity
Our liquidity, excluding MPLX, totaled $8.44 billion at September 30, 2020 consisting of:

	September 30, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)(b)	$5,000	$1	$4,999
364-day bank revolving credit facility	1,000	—	1,000
364-day bank revolving credit facility	1,000	—	1,000
Trade receivables facility(c)	750	—	750
Total	$7,750	$1	$7,749
Cash and cash equivalents(d)			688
Total liquidity			$8,437

(a)	Excludes MPLX’s $3.50 billion bank revolving credit facility, which had approximately $3.41 billion available as of September 30, 2020.

(b)	Outstanding borrowings include $1 million in letters of credit outstanding under this facility.

(c)	Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products.

(d)	Includes cash and cash equivalents classified as assets held for sale of $98 million and excludes cash and cash equivalents of MPLX of $28 million.
On September 23, 2020, MPC entered into a 364-day revolving credit agreement, which provides for a $1.0 billion unsecured revolving credit facility that matures in September 2021, and which replaces a similar 364-day revolving credit agreement that expired on September 28, 2020.

On October 1, 2020, all of the $475 million outstanding aggregate principal amount of 5.375 percent senior notes due October 2022 were redeemed at a price equal to par using available cash on hand and liquidity provided through MPC’s credit facilities.
On September 25, 2020, we announced that all of the $650 million outstanding aggregate principal amount of 3.400 percent senior notes due December 2020 will be redeemed on November 15, 2020, using available cash on hand and liquidity provided through MPC’s credit facilities, at a price equal to par, plus accrued and unpaid interest to, but not including, such date.
MPLX’s liquidity totaled $4.93 billion at September 30, 2020. As of September 30, 2020, MPLX had cash and cash equivalents of $28 million, $3.41 billion available under its $3.5 billion revolving credit agreement and $1.5 billion available through its intercompany loan agreement with MPC.
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
Refining & Marketing segment income from operations is also affected by changes in refinery operating costs and refining planned turnaround costs in addition to committed distribution costs. Changes in operating costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Refining planned turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. Distribution costs primarily include long-term agreements with MPLX, as discussed below, which are based on committed volumes and will negatively impact income from operations in periods when throughput or sales are lower or refineries are idled.
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
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019	Variance	2020	2019	Variance
Revenues and other income:
Sales and other operating revenues(a)	$17,408	$27,552	$(10,144)	$51,807	$83,140	$(31,333)
Income (loss) from equity method investments(b)	117	104	13	(1,037)	272	(1,309)
Net gain on disposal of assets	1	2	(1)	6	220	(214)
Other income	22	30	(8)	69	93	(24)
Total revenues and other income	17,548	27,688	(10,140)	50,845	83,725	(32,880)
Costs and expenses:
Cost of revenues (excludes items below)	16,673	24,345	(7,672)	48,517	74,626	(26,109)
LCM inventory valuation adjustment	(530)	—	(530)	1,185	—	1,185
Impairment expense	433	—	433	8,280	—	8,280
Depreciation and amortization	830	761	69	2,526	2,375	151
Selling, general and administrative expenses	673	761	(88)	2,080	2,413	(333)
Restructuring expenses	348	—	348	348	—	348
Other taxes	178	141	37	546	407	139
Total costs and expenses	18,605	26,008	(7,403)	63,482	79,821	(16,339)
Income (loss) from continuing operations	(1,057)	1,680	(2,737)	(12,637)	3,904	(16,541)
Net interest and other financial costs	359	312	47	1,032	932	100
Income (loss) from continuing operations before income taxes	(1,416)	1,368	(2,784)	(13,669)	2,972	(16,641)
Provision (benefit) for income taxes on continuing operations	(436)	255	(691)	(2,237)	600	(2,837)
Income (loss) from continuing operations, net of tax	(980)	1,113	(2,093)	(11,432)	2,372	(13,804)
Income from discontinued operations, net of tax	371	254	117	881	621	260
Net income (loss)	(609)	1,367	(1,976)	(10,551)	2,993	(13,544)
Less net income (loss) attributable to:
Redeemable noncontrolling interest	20	20	—	61	61	—
Noncontrolling interests	257	252	5	(501)	738	(1,239)
Net income (loss) attributable to MPC	$(886)	$1,095	$(1,981)	$(10,111)	$2,194	$(12,305)

(a)
In accordance with discontinued operations accounting, Speedway sales to retail customers and net results are reflected in Income from discontinued operations, net of tax and Refining & Marketing intercompany sales to Speedway are now presented as third party sales.

(b)	The first nine months of 2020 includes $1.32 billion of impairment expense. See Note 6 to the unaudited consolidated financial statements for further information.
Third Quarter 2020 Compared to Third Quarter 2019
Net income (loss) attributable to MPC decreased $1.98 billion in the third quarter of 2020 compared to the third quarter of 2019 largely due to a decrease in refined product sales volumes, prices and margin, primarily driven by the effects of COVID-19 and the decline in commodity prices, $433 million of long-lived assets impairment primarily related to the repositioning of our Martinez refinery, $348 million of restructuring expenses and a $256 million charge to reflect an expected LIFO liquidation for our crude oil inventories. These charges were partially offset by an LCM benefit of $530 million and increased income from discontinued operations, which represents our Speedway business.

Revenues and other income decreased $10.14 billion primarily due to decreased Refining & Marketing segment refined product sales volumes, which decreased 505 mbpd, and decreased average refined product sales prices of $0.55 per gallon largely due to reduced travel and business operations associated with the COVID-19 pandemic.
Costs and expenses decreased $7.40 billion primarily due to:

•
decreased cost of revenues of $7.67 billion mainly due to lower refined product sales volumes, which decreased 505 mbpd primarily due to reduced travel and business operations associated with the COVID-19 pandemic and an LCM benefit of $530 million. This was partially offset by a charge of $256 million to reflect an expected LIFO liquidation for our crude oil inventories. The costs of inventories in the historical LIFO layer which is expected to be liquidated are higher than current costs, which resulted in the LIFO liquidation charge;

•	long-lived asset impairment expenses of $433 million primarily related to the repositioning of the Martinez refinery;

•
decreased selling, general and administrative expenses of $88 million mainly due to decreases in salaries and employee-related expenses, contract services expenses, credit card processing fees for brand customers, and transaction-related costs, partially offset by increases in employee benefit costs and other expenses;

•
restructuring expenses of $348 million related to the idling of the Martinez and Gallup refineries and costs related to our announced workforce reduction. See Note 3 to the unaudited consolidated financial statements for additional information; and

•
increased other taxes of $37 million primarily due to increased property and environmental taxes of approximately $21 million and $17 million, respectively. Property taxes increased in the current period mainly due to the absence of tax exemptions and property tax refunds received in the third quarter of 2019 and environmental taxes increased largely due to the reinstatement of the Oil Spill Tax in 2020, which was not in effect for all of 2019.

Net interest and other financial costs increased $47 million largely due to increased MPC borrowings and decreased capitalized interest and interest income.
Benefit for income taxes on continuing operations was $436 million for the three months ended September 30, 2020 compared to provision for income taxes on continuing operations of $255 million for the three months ended September 30, 2019. The combined federal, state and foreign income tax rate was 31 percent (tax benefit rate) and 19 percent for the three months ended September 30, 2020 and 2019, respectively. The effective tax benefit rate for the three months ended September 30, 2020 was higher than the U.S. statutory rate of 21 percent due to certain permanent tax benefits related to net income attributable to noncontrolling interests, state taxes, and a change in estimate related to the expected NOL carryback provided by the CARES Act offset by non-tax deductible goodwill impairment. The combined federal, state and foreign continuing operations income tax rate for the three months ended September 30, 2019 and was less than the U.S. statutory rate of 21 percent primarily due to certain permanent tax differences related to net income attributable to noncontrolling interests offset by equity compensation and state and local tax expense.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net income (loss) attributable to MPC decreased $12.31 billion in the first nine months of 2020 compared to the first nine months of 2019 primarily due to impairment expenses for goodwill and long-lived assets of $8.28 billion, impairments of equity method investments of $1.32 billion, an LCM charge of $1.19 billion, decreased refined product sales volumes, prices and margin, restructuring expenses of $348 million, and a charge of $256 million to reflect an expected LIFO liquidation in our crude oil inventories. These changes were partially offset by increased income from discontinued operations, which represents our Speedway business.
Revenues and other income decreased $32.88 billion primarily due to:

•
decreased sales and other operating revenues of $31.33 billion primarily due to decreased Refining & Marketing segment refined product sales volumes, which decreased 508 mbpd, and decreased average refined product sales prices of $0.56 per gallon primarily due to reduced travel and business operations associated with the COVID-19 pandemic;

•
decreased income from equity method investments of $1.31 billion largely due to impairments of equity method investments of $1.32 billion primarily driven by the effects of COVID-19 and the decline in commodity prices; and

•
decreased net gain on disposal of assets of $214 million mainly due to the absence of a $207 million gain recognized in 2019 in connection with MPC’s exchange of its undivided interest in the Capline pipeline system for an equity ownership in Capline LLC.

Costs and expenses decreased $16.34 billion primarily due to:

•
decreased cost of revenues of $26.11 billion primarily due to reduced travel and business operations associated with the COVID-19 pandemic, partially offset by increased cost of revenues of $256 million to reflect an expected LIFO liquidation for our crude oil inventories. The costs of inventories in the historical LIFO layer which is expected to be liquidated are higher than current costs, which resulted in the LIFO liquidation charge;

•	an LCM charge of $1.19 billion primarily driven by the effects of COVID-19 and the decline in commodity prices;

•
impairment expense of $8.28 billion recorded for goodwill and long-lived assets of $7.39 billion and $886 million, respectively, primarily driven by the effects of COVID-19 and the decline in commodity prices. It also includes impairment of long-lived assets primarily related to the repositioning of the Martinez refinery;

•
decreased selling, general and administrative expenses of $333 million mainly due to decreases in salaries and employee-related expenses, transaction-related expenses, credit card processing fees for brand customers and litigation expense, partially offset by increases in employee benefit costs and other expenses;

•
restructuring expense of $348 million related to the idling of the Martinez and Gallup refineries and costs related to our announced workforce reduction. See Note 3 to the unaudited consolidated financial statements for additional information; and

•
increased other taxes of $139 million primarily due to increased property and environmental taxes of approximately $77 million and $56 million, respectively. Property taxes increased in the current period mainly due to the absence of property tax refunds and tax exemptions received in the first nine months of 2019 and environmental taxes increased largely due to the reinstatement of the Oil Spill Tax in 2020, which was not in effect for all of 2019.

Net interest and other financial costs increased $100 million largely due to increased MPC borrowings and foreign currency exchange losses and decreased interest income.
Benefit for income taxes on continuing operations was $2.24 billion for the nine months ended September 30, 2020 compared to provision for income taxes on continuing operations of $600 million for the nine months ended September 30, 2019, mainly due to decreased income before income taxes of $16.64 billion. The combined federal, state and foreign income tax rate was 16 percent (tax rate benefit) and 20 percent for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the nine months ended September 30, 2020 was lower than the U.S. statutory rate of 21 percent primarily due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges, partially offset by the tax rate differential resulting from the expected NOL carryback provided under the CARES Act. Additionally, our effective tax rate is generally benefited by our noncontrolling interest in MPLX, but this benefit was lower for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to goodwill and other impairment charges recorded by MPLX. The effective tax rate for the nine months ended September 30, 2019 was less than the U.S. statutory rate of 21 percent primarily due to $36 million of state deferred tax expense recorded as an out of period adjustment, offset by permanent tax differences related to net income attributable to noncontrolling interests.
Net income attributable to noncontrolling interests decreased $1.24 billion primarily due to MPLX’s net loss primarily resulting from impairment expense recognized during the first nine months of 2020.
Results of Discontinued Operations
The prospective and historical results of the Speedway business are presented as discontinued operations in our consolidated financial statements.
The following includes key financial and operating data for Speedway for the third quarter of 2020 compared to the third quarter of 2019 and the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Financial and Operating Data	2020	2019	2020	2019
Speedway fuel sales (millions of gallons)	1,583	1,992	4,416	5,820
Speedway fuel margin (dollars per gallon)(a)(b)	$0.3025	$0.2604	$0.3640	$0.2379
Merchandise sales (in millions)	$1,733	$1,703	$4,797	$4,736
Merchandise margin (in millions)(b)(c)	$510	$498	$1,376	$1,376
Merchandise margin percent	29.4%	29.2%	28.7%	29.1%
Same store gasoline sales volume (period over period)(d)	(16.6)%	(2.8)%	(20.6)%	(2.8)%
Same store merchandise sales (period over period)(d)(e)	0.8%	5.2%	(0.9)%	5.6%
Convenience stores at period-end	3,854	3,931

(a)
The price paid by consumers less the cost of refined products, excluding transportation, consumer excise taxes and bankcard processing fees (where applicable), divided by gasoline and distillate sales volume. Excludes inventory valuation adjustments.

(b)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

(c)	The price paid by the consumers less the cost of merchandise.

(d)	Same store comparison includes only locations owned at least 13 months.

(e)	Excludes cigarettes.
Third Quarter 2020 Compared to Third Quarter 2019
Income from discontinued operations, net of tax, increased $117 million. Quarterly results reflected higher fuel and merchandise margins, partially offset by lower fuel volumes. Changes in fuel sales volumes were primarily due to the effects of the COVID-19 pandemic which resulted in restricted travel, social distancing and reduced business operations. In addition, fuel sales volumes decreased as a result of an agreement between Speedway and Pilot Travel Centers LLC (“PTC”), effective October 1, 2019, in which PTC supplies, prices and sells diesel fuel at certain Speedway and PTC locations with both companies sharing in the diesel fuel margins.
Beginning August 2, 2020, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for the Speedway business’ property, plant and equipment, finite-lived intangible assets and right of use lease assets. As a result, Speedway depreciation and amortization was $36 million and $94 million, for third quarter of 2020 and 2019, respectively.
The Speedway fuel margin increased to 30.25 cents per gallon in the third quarter of 2020, from 26.04 cents per gallon in the third quarter of 2019.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Income from discontinued operations, net of tax, increased $260 million primarily due to higher fuel margin partially offset by lower fuel volumes. Changes in fuel sales volumes were primarily due to the effects of the COVID-19 pandemic which resulted in restricted travel, social distancing and reduced business operations. In addition, fuel sales volumes decreased as a result of an agreement between Speedway and PTC, effective October 1, 2019, in which PTC supplies, prices and sells diesel fuel at certain Speedway and PTC locations with both companies sharing in the diesel fuel margins.
Beginning August 2, 2020, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for the Speedway business’ property, plant and equipment, finite-lived intangible assets and right of use lease assets. As a result, Speedway depreciation and amortization was $237 million and $285 million for the nine months ended September 30, 2020 and 2019, respectively.
The Speedway fuel margin increased to 36.40 cents per gallon in the first nine months of 2020 compared with 23.79 cents per gallon in the first nine months of 2019.
See Note 4 to the unaudited consolidated financial statements for additional information on discontinued operations.

Segment Results
Refining & Marketing
Beginning with the third quarter of 2020, the direct dealer business is managed as part of the Refining & Marketing segment. The results of the Refining & Marketing segment have been retrospectively adjusted to include the results of the direct dealer business in all periods presented.
The following includes key financial and operating data for the third quarter of 2020 compared to the third quarter of 2019 and the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

(a)	Includes intersegment sales and sales destined for export.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,536	3,156	2,601	3,125
Refining & Marketing margin, excluding LIFO liquidation charge(a)(b)(c)	$8.28	$15.11	$9.46	$14.17
LIFO liquidation charge	(1.10)	—	(0.36)	—
Refining & Marketing margin per barrel(a)(b)(c)	7.18	15.11	9.10	14.17
Less:
Refining operating costs per barrel(d)	5.41	5.44	5.85	5.45
Distribution costs per barrel(a)(e)	5.61	4.32	5.35	4.49
Refining planned turnaround costs per barrel	1.01	0.56	1.02	0.69
Depreciation and amortization per barrel(a)	1.96	1.55	1.95	1.56
Plus:
Purchase accounting-depreciation and amortization(f)	—	0.12	—	0.01
Other per barrel(f)	0.08	0.05	0.01	0.06
Refining & Marketing segment income (loss) per barrel	$(6.73)	$3.41	$(5.06)	$2.05

(a)	Recast to reflect direct dealer results in the Refining & Marketing segment.

(b)	Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.

(c)	See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.

(d)	Includes refining operating costs and major maintenance costs. Excludes planned turnaround and depreciation and amortization expense.

(e)
Includes fees paid to MPLX. On a per barrel throughput basis, these fees were $3.81 and $2.74 for the three months ended September 30, 2020 and 2019, respectively, and $3.63 and $2.79 for the nine months ended September 30, 2020 and 2019, respectively. Excludes depreciation and amortization expense.

(f)	Reflects the cumulative effect through June 30, 2019 related to a measurement period adjustment arising from the finalization of purchase accounting.

(g)	Includes income (loss) from equity method investments, net gain (loss) on disposal of assets and other income.

The following table presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended September 30,		Nine Months Ended September 30,
Benchmark Spot Prices (dollars per gallon)	2020	2019	2020	2019
Chicago CBOB unleaded regular gasoline	$1.15	$1.73	$1.05	$1.73
Chicago ULSD	1.17	1.79	1.16	1.86
USGC CBOB unleaded regular gasoline	1.15	1.65	1.07	1.65
USGC ULSD	1.16	1.83	1.18	1.88
LA CARBOB	1.33	1.97	1.27	1.99
LA CARB diesel	1.24	1.94	1.28	2.00

Market Indicators (dollars per barrel)
LLS	$42.49	$60.59	$40.15	$63.37
WTI	40.92	56.44	38.21	57.10
ANS	42.75	63.02	41.41	65.27
Crack Spreads:
Mid-Continent WTI 3-2-1	$5.55	$15.26	$5.88	15.85
USGC LLS 3-2-1	3.28	10.05	4.15	8.12
West Coast ANS 3-2-1	9.21	17.77	9.76	17.21
Blended 3-2-1(a)	5.57	13.88	6.15	13.24
Crude Oil Differentials:
Sweet	$(0.59)	$(1.31)	$(1.00)	$(2.40)
Sour	(2.26)	(2.35)	(3.64)	(2.50)

(a)	Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 38/38/24 percent in 2020 and 2019. These blends are based on our refining capacity by region in each period.
Third Quarter 2020 Compared to Third Quarter 2019
Refining & Marketing segment revenues decreased $10.13 billion primarily due to lower refined product sales volumes, which decreased 505 mbpd, and decreased average refined product sales prices of $0.55 per gallon. These decreases were primarily the result of reduced travel and business operations associated with the COVID-19 pandemic.
Net refinery throughputs decreased 620 mbpd during the third quarter of 2020, primarily due to reducing throughputs and indefinitely idling certain facilities during the COVID-19 pandemic.
Refining & Marketing segment income from operations decreased $2.56 billion primarily due to lower blended crack spreads.
Refining & Marketing margin, excluding LIFO liquidation charge, was $8.28 per barrel for the third quarter of 2020 compared to $15.11 per barrel for the third quarter of 2019. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $3 billion on Refining & Marketing margin for the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances, direct dealer fuel margin and, for the third quarter of 2020, a LIFO liquidation charge of $256 million. These factors had an estimated net positive effect of approximately $200 million on Refining & Marketing segment income in the third quarter of 2020 compared to the third quarter of 2019.
For the three months ended September 30, 2020, refining operating costs, excluding depreciation and amortization, decreased $314 million compared to the three months ended September 30, 2019 as we took actions to reduce costs in response to the economic effects of COVID-19, including operating at lower throughput at our refineries and idling portions of our refining capacity. This decrease was partially offset by increased turnaround and distribution costs, excluding depreciation and amortization, of $70 million and $53 million, respectively. Net refinery throughput was 620 mbpd lower as compared to the three months ended September 30, 2019. On a per barrel basis, refining operating costs, excluding depreciation and amortization, decreased $0.03 primarily due to lower throughput partially offset by decreased costs. Distribution costs, excluding depreciation and amortization, increased $1.29 per barrel, primarily due to lower throughput. Distribution costs, excluding depreciation and amortization, include fees paid to MPLX of $889 million and $794 million for the third quarter of 2020 and 2019, respectively. Refining planned turnaround costs increased $0.45 per barrel due to the timing of turnaround activity and lower throughput. Depreciation and amortization per barrel increased by $0.41 per barrel primarily due to lower throughput and increased costs.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Refining & Marketing segment revenues decreased $31.17 billion primarily due to lower refined product sales volumes, which decreased 508 mbpd, and decreased average refined product sales prices of $0.56 per gallon. These decreases were primarily the result of reduced travel and business operations associated with the COVID-19 pandemic.
Net refinery throughputs decreased 524 mbpd in the first nine months of 2020, primarily due to reducing throughputs and indefinitely idling certain facilities during the COVID-19 pandemic.
Refining & Marketing segment income from operations decreased $5.36 billion primarily driven by lower blended crack spreads.
Refining & Marketing margin, excluding LIFO liquidation charge, was $9.46 per barrel for the first nine months of 2020 compared to $14.17 per barrel for the first nine months of 2019. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $7 billion on Refining & Marketing margin for the first nine months of 2020 compared to the first nine months of 2019, primarily due to lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields, other feedstock variances, direct dealer fuel margin and, for the third quarter of 2020, a LIFO liquidation charge of $256 million. These factors had an estimated net positive effect of approximately $1.4 billion on Refining & Marketing segment income in the first nine months of 2020 compared to the first nine months of 2019.
For the nine months ended September 30, 2020, refining operating and distribution costs, excluding depreciation and amortization, were $7.99 billion. This was a decrease of $499 million compared to the nine months ended September 30, 2019 as we took actions to reduce costs in response to the economic effects of COVID-19, including operating at lower throughput at our refineries and idling portions of our refining capacity. This decrease was partially offset by increased refining planned turnaround costs of $138 million. Net refinery throughput was 524 mbpd lower as compared to the nine months ended September 30, 2019. On a per barrel basis, refining operating costs and distribution costs, excluding depreciation and amortization, increased $0.40 and $0.86, respectively, mainly due to lower throughput partially offset by a decrease in costs. Distribution costs, excluding depreciation and amortization, include fees paid to MPLX of $2.59 billion and $2.38 billion for the for the first nine months of 2020 and 2019, respectively. Refining planned turnaround costs increased $0.33 per barrel due to the timing of turnaround activity and a decrease in throughput. Depreciation and amortization per barrel increased by $0.39 primarily due to a decrease in throughput and increased costs.

Supplemental Refining & Marketing Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Refining & Marketing Operating Statistics
Refined product export sales volumes (mbpd)(a)	389	379	331	407
Crude oil capacity utilization percent(b)	84	98	82	97
Refinery throughputs (mbpd):(c)
Crude oil refined	2,390	2,969	2,446	2,925
Other charge and blendstocks	146	187	155	200
Net refinery throughput	2,536	3,156	2,601	3,125
Sour crude oil throughput percent	49	47	50	49
Sweet crude oil throughput percent	51	53	50	51
Refined product yields (mbpd):(c)
Gasoline	1,311	1,553	1,305	1,538
Distillates	872	1,103	908	1,091
Propane	50	56	51	55
Feedstocks and petrochemicals	230	334	266	345
Heavy fuel oil	21	44	28	47
Asphalt	92	106	83	90
Total	2,576	3,196	2,641	3,166

(a)	Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

(b)	Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.

(c)
Excludes inter-refinery volumes which totaled 55 mbpd and 116 mbpd for the three months ended September 30, 2020 and 2019, respectively, and 68 mbpd and 98 mbpd for the nine months ended September 30, 2020 and 2019, respectively.

Midstream
The following includes key financial and operating data for the third quarter of 2020 compared to the third quarter of 2019 and the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

(a)	On owned common-carrier pipelines, excluding equity method investments.

(b)	Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
Benchmark Prices	2020	2019	2020	2019
Natural Gas NYMEX HH ($ per MMBtu)	$2.13	$2.33	$1.92	$2.57
C2 + NGL Pricing ($ per gallon)(a)	$0.45	$0.44	$0.40	$0.53

(a)
C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.

Third Quarter 2020 Compared to Third Quarter 2019
Midstream segment revenue decreased $17 million primarily due to decreased demand for the products that we produce and transport due to the current macro-economic conditions in addition to lower natural gas prices.
Midstream segment income from operations increased $41 million mainly due to contributions from organic growth projects and reduced operating expenses. Midstream segment income from operations also benefited from stable, fee based earnings in the current business environment.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Midstream segment revenue decreased $221 million primarily due to decreased demand for the products that we produce and transport due to the current macro-economic conditions in addition to lower natural gas and NGL prices in the first nine months of 2020.
Midstream segment income from operations increased $29 million mainly due to contributions from organic growth projects and reduced operating expenses. Midstream segment income from operations also benefited from stable, fee based earnings in the current business environment.
Corporate and Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Corporate(a)	$(197)	$(206)	$(625)	$(589)
Items not allocated to segments:
Capline restructuring gain	—	—	—	207
Transaction-related costs(b)	—	(22)	(8)	(147)
Litigation	—	—	—	(22)
Impairments	(433)	—	(9,595)	—
Restructuring expense	(348)	—	(348)	—
LCM inventory valuation adjustment	530	—	(1,185)	—

(a)
Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment.

(b)
2020 includes costs incurred in connection with the Midstream strategic review. Costs incurred in 2020 in connection with the Speedway separation are included in discontinued operations. See Note 4 to the unaudited consolidated financial statements for additional information on discontinued operations. 2019 costs include employee severance, retention and other costs related to the acquisition of Andeavor.

Third Quarter 2020 Compared to Third Quarter 2019
Corporate costs decreased $9 million. Third quarter 2020 and 2019 corporate expenses include expenses of $7 million and $8 million, respectively, which are no longer allocable to Speedway due to discontinued operations accounting.
On August 3, 2020, we announced our plans to evaluate possibilities to strategically reposition our Martinez refinery, including the potential conversion of the refinery into a renewable diesel facility. Subsequent to August 3, 2020, we progressed activities associated with the conversion of the Martinez refinery to a renewable diesel facility, including applying for permits, advancing discussions with feedstock suppliers, and beginning detailed engineering activities. As a result of the progression of these activities, we recorded an impairment charge of $342 million related to abandoned assets. Additionally, MPLX cancelled in-process Martinez refinery logistics capital projects with $27 million of carrying value due to our progression toward converting Martinez to a renewable diesel facility. Impairment expense also includes $64 million related to goodwill transferred from our Midstream segment to our Refining & Marketing segment in connection with the transfer to MPC of the MPLX wholesale distribution business
During the third quarter of 2020, we announced strategic actions to lay a foundation for long-term success, including plans to optimize our assets and structurally lower costs in 2021 and beyond, which included indefinitely idling the Gallup and Martinez refineries and the approval of an involuntary workforce reduction plan. In connection with these strategic actions, we recorded restructuring expenses of $348 million for the three months ended September 30, 2020
The indefinite idling of the Gallup and Martinez refineries and progression of activities associated with the conversion of the Martinez refinery to a renewable diesel facility resulted in $189 million of restructuring expenses. Of the $189 million of restructuring expenses, we expect $130 million to settle in cash for costs related to decommissioning refinery processing units and storage tanks and fulfilling environmental remediation obligations. Additionally, we recorded a non-cash reserve against our materials and supplies inventory at these facilities of $51 million.
The involuntary workforce reduction plan, including employee reductions resulting from MPC's indefinite idling of its Martinez and Gallup refineries, affected approximately 2,050 employees. We recorded $159 million of restructuring expenses for separation benefits payable under our employee separation plan and certain collective bargaining agreements that we expect to settle in cash. Certain of the affected MPC employees provide services to MPLX. MPLX has various employee services agreements and secondment agreements with MPC pursuant to which MPLX reimburses MPC for employee costs, along with the provision of operational and management services in support of MPLX’s operations. Pursuant to such agreements, MPC was reimbursed by MPLX for $36 million of the $159 million of restructuring expenses recorded for these actions.
As of September 30, 2020, $291 million of restructuring expenses were accrued as restructuring reserves in our consolidated balance sheet and we expect cash payments for the majority of these reserves to occur within the next twelve months.
The change from the LCM inventory valuation reserve at June 30, 2020 resulted in a benefit of $530 million for the three months ended September 30, 2020.
Transaction-related costs of $22 million for the third quarter of 2019 largely related to employee retention, severance and other costs associated with the Andeavor acquisition.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Corporate costs increased $36 million primarily due to an information systems integration project. The first nine months of 2020 and 2019 corporate expenses include expenses of $20 million and $21 million, respectively, which are no longer allocable to Speedway due to discontinued operations accounting.
During the first nine months of 2020, we recorded impairment charges of approximately $9.60 billion, which includes $8.28 billion related to goodwill and long-lived assets and $1.32 billion related to equity method investments, and an LCM charge of $1.19 billion primarily driven by the effects of COVID-19 and the decline in commodity prices.
Items not allocated to segments also include transaction-related costs of $8 million for the first nine months of 2020 associated with the Midstream strategic review and other related activities and $147 million for the first nine months of 2019 largely related to the recognition of an obligation for vacation benefits provided to former Andeavor employees as part of the Andeavor acquisition as well as employee retention, severance and other costs. Transaction costs for the first nine months of 2020 related to the Speedway separation are included in discontinued operations. In the first nine months of 2019, other unallocated items include a $207 million gain resulting from the agreements executed with Capline LLC to contribute our 33 percent undivided interest in the Capline pipeline system in exchange for a 33 percent ownership interest in Capline LLC and a litigation reserve of $22 million.
During the third quarter of 2020, we announced strategic actions to lay a foundation for long-term success, including plans to optimize our assets and structurally lower costs in 2021 and beyond, which included indefinitely idling the Gallup and Martinez refineries and the approval of an involuntary workforce reduction plan. In connection with these strategic actions, we recorded restructuring expenses of $348 million for the three months ended September 30, 2020. See Note 3 to the unaudited consolidated financial statements and earlier discussion in this section for additional information.

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
Refining & Marketing Margin
Refining margin is defined as sales revenue less the cost of refinery inputs and purchased products.
Reconciliation of Refining & Marketing income from operations to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Refining & Marketing income from operations(a)	$(1,569)	$989	$(3,610)	$1,750
Plus (Less):
Selling, general and administrative expenses	518	536	1,576	1,662
LCM inventory valuation adjustment	530	—	(1,185)	—
(Income) loss from equity method investments	(16)	(6)	6	(10)
Net gain on disposal of assets	(1)	—	—	(8)
Other income	(1)	(8)	(9)	(30)
Refining & Marketing gross margin	(539)	1,511	(3,222)	3,364
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,408	2,643	7,481	7,881
LCM inventory valuation adjustment	(530)	—	1,185	—
Depreciation and amortization	456	416	1,392	1,319
Gross margin excluded from Refining & Marketing margin(b)	(101)	(179)	(285)	(464)
Other taxes included in Refining & Marketing margin	(19)	(3)	(62)	(8)
Refining & Marketing margin(a)	1,675	4,388	6,489	12,092
LIFO liquidation charge	256	—	256	—
Refining & Marketing margin, excluding LIFO liquidation charge	$1,931	$4,388	$6,745	$12,092

(a)	LCM inventory valuation adjustments are excluded from Refining & Marketing income from operations and Refining & Marketing margin.

(b)
The gross margin, excluding depreciation and amortization, of operations that support Refining & Marketing such as biodiesel and ethanol ventures, power facilities and processing of credit card transactions.

Speedway Fuel Margin
Speedway fuel margin is defined as the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable).
Speedway Merchandise Margin
Speedway merchandise margin is defined as the price paid by consumers less the cost of merchandise.
Reconciliation of income from discontinued operations to Speedway gross margin and Speedway margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Income from discontinued operations(a)	$438	$344	$1,182	$831
Plus (Less):
Operating, selling, general and administrative expenses	584	618	1,779	1,754
Income from equity method investments	(21)	(20)	(70)	(58)
Net gain on disposal of assets	1	(2)	—	(2)
Other income	(34)	(3)	(127)	(9)
Speedway gross margin	968	937	2,764	2,516
Plus (Less):
LCM inventory valuation adjustment	—	—	25	—
Depreciation and amortization	36	94	237	285
Speedway margin(a)	$1,004	$1,031	$3,026	$2,801

Speedway margin:
Fuel margin	$478	$519	$1,607	$1,385
Merchandise margin	510	498	1,376	1,376
Other margin	16	14	43	40
Speedway margin	$1,004	$1,031	$3,026	$2,801

(a)	LCM inventory valuation adjustments are excluded from income from discontinued operations and Speedway margin.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance for continuing operations was approximately $618 million at September 30, 2020 compared to $1.39 billion at December 31, 2019. Cash and cash equivalents for discontinued operations was $98 million at September 30, 2020 compared to $134 million at December 31, 2019. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by (used in):
Operating activities	$1,091	$7,032
Investing activities	(2,824)	(4,575)
Financing activities	922	(2,654)
Total increase (decrease) in cash	$(811)	$(197)
Net cash provided by operating activities decreased $5.94 billion in the first nine months of 2020 compared to the first nine months of 2019, primarily due to a decrease in operating results and an unfavorable change in working capital of $1.18 billion mainly due to a decrease in accounts payable. These changes were partially offset by an increase in cash provided by discontinued operations of $156 million which reflect the results of the Speedway business. Changes in working capital exclude changes in short-term debt.
Changes in working capital, excluding changes in short-term debt, were a net $490 million use of cash in the first nine months of 2020 compared to a net $687 million source of cash in the first nine months of 2019.
For the first nine months of 2020, changes in working capital, excluding the LCM reserve and changes in short-term debt, were a net $490 million use of cash primarily due to the effects of decreasing energy commodity prices and volumes at the end of the period on working capital. Accounts payable decreased primarily due to decreases in crude prices and volumes. Current receivables decreased primarily due to lower crude prices and lower refined product prices and volumes. Excluding the LCM reserve, inventories decreased primarily due to a decrease in crude and refined products inventories.
For the first nine months of 2019, changes in working capital, excluding changes in short-term debt, were a net $687 million source of cash primarily due to the effects of increasing energy commodity prices at the end of the period on working capital. Current receivables increased primarily due to higher refined product and crude prices and higher crude sales volumes. Accounts payable increased primarily due to increases in crude prices and crude volumes. Inventories decreased due to decreases in refined product and crude inventories, partially offset by an increase in materials and supplies inventory.
Net cash used in investing activities decreased $1.75 billion in the first nine months of 2020 compared to the first nine months of 2019, primarily due to the following:

•
a decrease in additions to property, plant and equipment of $1.13 billion primarily due to decreased capital expenditures in the first nine months of 2020 in our Midstream and Refining & Marketing segments;

•
a decrease in net investments of $403 million largely due to investments in the first nine months of 2019 in connection with the construction of the Gray Oak Pipeline, which began initial start-up in the fourth quarter of 2019; and

•	a decrease in cash used in investing activities related to discontinued operations of $76 million primarily due to decreased capital expenditures in the first nine months of 2020 for Speedway.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(In millions)	2020	2019
Additions to property, plant and equipment per the consolidated statements of cash flows	$2,330	$3,461
Asset retirement expenditures	—	1
Decrease in capital accruals	(426)	(282)
Total capital expenditures	1,904	3,180
Investments in equity method investees (excludes acquisitions)	436	792
Total capital expenditures and investments	$2,340	$3,972
Financing activities were a net $922 million source of cash in the first nine months of 2020 compared to a net $2.65 billion use of cash in the first nine months of 2019.

•
Long-term debt borrowings and repayments were a net $3.02 billion source of cash in the first nine months of 2020 compared to a net $1.20 billion source of cash in the first nine months of 2019. During the first nine months of 2020, MPC issued $2.5 billion of senior notes, borrowed and repaid $3.5 billion under its revolving credit facility and borrowed and repaid $1.23 billion under its trade receivables facility. MPLX issued $3.0 billion of senior notes, which were used to repay $1.0 billion of outstanding borrowings under its term loan, $1.0 billion of floating rate senior notes and to redeem $450 million of senior notes, and had net borrowings of $95 million under its revolving credit facility. During the first nine months of 2019, MPLX issued $2.0 billion of floating rate senior notes, the proceeds of which were used to repay various outstanding MPLX borrowings, and had net borrowings of $500 million under its term loan.

•
Cash used in common stock repurchases decreased $1.89 billion in the first nine months of 2020 compared to the first nine months of 2019. There were no share repurchases in the first nine months of 2020 compared to $1.89 billion in the first nine months of 2019. See Note 10 to the unaudited consolidated financial statements for further discussion of share repurchases.

•
Cash used in dividend payments increased $79 million in the first nine months of 2020 compared to the first nine months of 2019, primarily due to a $0.15 per share increase in our base dividend, partially offset by a reduction of shares resulting from share repurchases in 2019. Our dividend payments were $1.74 per common share in the first nine months of 2020 compared to $1.59 per common share in the first nine months of 2019.

•
Contributions from noncontrolling interests decreased $95 million in the first nine months of 2020 compared to the first nine months of 2019 primarily due to cash received in 2019 for an increased noncontrolling interest in an MPLX subsidiary.

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
Our liquidity, excluding MPLX, totaled $8.44 billion at September 30, 2020 consisting of:

	September 30, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)(b)	$5,000	$1	$4,999
364-day bank revolving credit facility	1,000	—	1,000
364-day bank revolving credit facility	1,000	—	1,000
Trade receivables facility(c)	750	—	750
Total	$7,750	$1	$7,749
Cash and cash equivalents(d)			688
Total liquidity			$8,437

(a)	Excludes MPLX’s $3.50 billion bank revolving credit facility, which had approximately $3.41 billion available as of September 30, 2020.

(b)	Outstanding borrowings include $1 million in letters of credit outstanding under this facility.

(c)	Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products.

(d)
Includes cash and cash equivalents classified as assets held for sale of $98 million (see Note 4 to the unaudited consolidated financial statements) and excludes cash and cash equivalents of MPLX of $28 million.

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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. As of September 30, 2020, we had no commercial paper borrowings outstanding.
On October 1, 2020, all of the $475 million outstanding aggregate principal amount of 5.375 percent senior notes due October 2022 were redeemed at a price equal to par using available cash on hand and liquidity provided through MPC’s credit facilities.
On September 25, 2020, we announced that all of the $650 million outstanding aggregate principal amount of 3.400 percent senior notes due December 2020 will be redeemed on November 15, 2020, using available cash on hand and liquidity provided through MPC’s credit facilities, at a price equal to par, plus accrued and unpaid interest to, but not including, such date.

On September 23, 2020, MPC entered into a 364-day revolving credit agreement with a syndicate of lenders. This revolving credit agreement provides for a $1.0 billion unsecured revolving credit facility that matures in September 2021, and replaces a similar 364-day revolving credit agreement that expired on September 28, 2020.
On April 27, 2020, MPC entered into a 364-day revolving credit agreement with a syndicate of lenders providing for a $1.0 billion unsecured revolving credit facility that matures in April 2021.

These two credit agreements contain representations and warranties, affirmative and negative covenants and events of default that MPC considers customary for agreements of similar nature and type and that are substantially similar to each other and those contained in the credit agreement for MPC’s $5.0 billion bank revolving credit facility.
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
The MPC credit agreements and our trade receivables facility contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreements requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of September 30, 2020, we were in compliance with the covenants contained in the MPC bank revolving credit facility and our trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.36 to 1.00.
Our intention is to maintain an investment-grade credit profile. As of September 30, 2020, the credit ratings on our senior unsecured debt are as follows.

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
See Note 19 to the unaudited consolidated financial statements for further discussion of our debt.
MPLX
MPLX’s liquidity totaled $4.93 billion at September 30, 2020 consisting of:

	September 30, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility	$3,500	$95	$3,405
MPC Intercompany Loan Agreement	1,500	—	1,500
Total	$5,000	$95	$4,905
Cash and cash equivalents			28
Total liquidity			$4,933

On August 18, 2020, MPLX issued $3.0 billion aggregate principal amount of senior notes in a public offering, consisting of $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 and $1.5 billion aggregate principal amount of 2.650 percent senior notes due August 2030. Interest is payable semi-annually in arrears.
During the third quarter of 2020, a portion of the net proceeds from the senior notes offering was used to repay the $1.0 billion of outstanding borrowings under the MPLX term loan agreement, to repay the $1.0 billion floating rate senior notes due September 2021 and to redeem all of the $450 million aggregate principal amount of 6.375 percent senior notes due May 2024. On October 15, 2020, a portion of the remaining net proceeds from the senior notes offering was used to redeem all of the $300 million aggregate principal amount of 6.250 percent senior notes due October 2022.
The MPLX credit agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of September 30, 2020, MPLX was in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.9 to 1.0.
Our intention is to maintain an investment-grade credit profile for MPLX. As of September 30, 2020, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of MPLX’s debt.
Capital Requirements
Capital Investment Plan
MPC's capital investment plan for continuing and discontinued operations for 2020 originally totaled approximately $2.6 billion for capital projects and investments, excluding MPLX, capitalized interest and acquisitions. MPC’s capital investment plan includes all of the planned capital spending for Refining & Marketing, Corporate, a portion of the planned capital investments in Midstream and Speedway’s capital spending, which is now reported separately as discontinued operations. MPLX’s capital investment plan for 2020 originally totaled approximately $1.75 billion.
In response to the COVID-19 environment, the company announced a consolidated capital spending reduction of $1.35 billion to $3.0 billion for 2020. Remaining capital spend primarily relates to growth projects that are already in progress or spending that supports the safe and reliable operation of our facilities. We continuously evaluate our capital investment plan and make changes as conditions warrant.

Capital expenditures and investments for MPC and MPLX are summarized below.

	Nine Months Ended September 30,
(In millions)	2020	2019
MPC continuing operations, excluding MPLX
Refining & Marketing	$995	$1,411
Midstream - Other	193	306
Corporate and Other(a)	146	141
Total MPC continuing operations, excluding MPLX	$1,334	$1,858

MPC discontinued operations - Speedway	$200	$344

Midstream - MPLX	$1,006	$2,114

(a)	Includes capitalized interest of $85 million and $97 million for the nine months ended September 30, 2020 and 2019, respectively.
Capital expenditures and investments in affiliates during the nine months ended September 30, 2020 were primarily for Midstream and Refining & Marketing segment projects.
Other Capital Requirements
During the nine months ended September 30, 2020, we contributed $3 million to our funded pension plans. We may choose to make additional contributions to our pension plans.
On October 28, 2020, our board of directors approved a dividend of $0.58 per share on common stock. The dividend is payable December 10, 2020, to shareholders of record as of the close of business on November 18, 2020.
We have $1.0 billion of 5.125 percent senior notes due in March 2021.
As of September 30, 2020, $291 million of restructuring expenses were accrued as restructuring reserves in our consolidated balance sheet and we expect cash payments for the majority of these reserves to occur within the next twelve months.
We may, from time to time, repurchase our senior notes in the open market, in tender offers, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Share Repurchases
During the nine months ended September 30, 2020, share repurchases were temporarily suspended, which has helped preserve our liquidity during the COVID-19 pandemic. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be initiated, suspended or discontinued at any time. Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $15.05 billion of our common stock, leaving $2.96 billion available for repurchases at September 30, 2020. The table below summarizes our total share repurchases for the nine months ended September 30, 2020 and 2019. See Note 10 to the unaudited consolidated financial statements for further discussion of the share repurchase plans.

	Nine Months Ended September 30,
(In millions, except per share data)	2020	2019
Number of shares repurchased	—	33
Cash paid for shares repurchased	$—	$1,885
Average cost per share	$—	$58.75
We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans.

Contractual Cash Obligations
As of September 30, 2020, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first nine months of 2020, our long-term debt commitments increased approximately $2.9 billion primarily due to $2.5 billion of MPC senior notes issued and $3.0 billion of MPLX senior notes issued, the proceeds of which were used to repay $1.0 billion of the MPLX term loan and $1.0 billion of MPLX floating rate notes and redeem $450 million of MPLX senior notes.
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
There have been no significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2020.
CRITICAL ACCOUNTING ESTIMATES
As of September 30, 2020, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2019 except as noted below.
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

•
Future volumes. Our estimates of future refinery, pipeline throughput and natural gas and natural gas liquid processing volumes are based on internal forecasts prepared by our Refining & Marketing and Midstream segments operations personnel. Assumptions about the effects of COVID-19 on our future volumes are inherently subjective and contingent upon the duration of the pandemic, which is difficult to forecast.

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
The need to test for impairment can be based on several indicators, including a significant reduction in prices of or demand for products produced, a weakened outlook for profitability, a significant reduction in pipeline throughput volumes, a significant reduction in natural gas or natural gas liquids processed, a significant reduction in refining margins, other changes to contracts or changes in the regulatory environment.
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flow of an asset group. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which generally is the refinery and associated distribution system level for Refining & Marketing segment assets, and the plant level or pipeline system level for Midstream segment assets. If the sum of the undiscounted estimated pretax cash flows is less than the carrying value of an asset group, fair value is calculated, and the carrying value is written down to the calculated fair value.
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
On August 3, 2020, we announced our plans to evaluate possibilities to strategically reposition our Martinez refinery, including the potential conversion of the refinery into a renewable diesel facility. Subsequent to August 3, 2020, we progressed activities associated with the conversion of the Martinez refinery to a renewable diesel facility, including applying for permits, advancing discussions with feedstock suppliers, and beginning detailed engineering activities. As envisioned, the Martinez facility would be expected to start producing renewable diesel in 2022, with a potential to build to full capacity of 48,000 barrels per day in 2023. As a result of the progression of these activities, we identified assets that would be repurposed and utilized in a renewable diesel facility configuration and assets that would be abandoned since they had no function in a renewable diesel facility configuration. This change in our intended use for the Martinez refinery is a long-lived asset impairment trigger for the assets that would be repurposed and remain as part of the Martinez asset group. We assessed the asset group for impairment by comparing the undiscounted estimated pretax cash flows to the carrying value of the asset group and the undiscounted estimated pretax cash flows exceeded the Martinez asset group carrying value. We recorded impairment expense of $342 million for the abandoned assets as we are no longer using these assets and have no expectation to use these assets in the future. Additionally, as a result of our efforts to progress the conversion of Martinez refinery into a renewable diesel facility, MPLX cancelled in-process capital projects related to its Martinez refinery logistics operations resulting in impairments of $27 million in the third quarter.
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
Prior to performing our goodwill impairment assessment as of March 31, 2020, we had goodwill totaling approximately $20 billion associated with eight of our 10 reporting units. As part of this assessment, we recorded goodwill impairment expenses of $7.33 billion in the first quarter of 2020 related to our Refining & Marketing and MPLX’s Eastern G&P reporting units. The Refining & Marketing and Eastern G&P reporting units recorded goodwill impairment charges of $5.52 billion and $1.81 billion, respectively, which fully impaired both reporting units’ historical goodwill balances. These goodwill impairment expenses are primarily driven by the effects of COVID-19, the decline in commodity prices and the slowing of drilling activity which has reduced production growth forecasts from MPLX’s producer customers. For the remaining six reporting units with goodwill, we determined that no significant adjustments to the carrying value of goodwill were necessary. The impairment assessment performed as of March 31, 2020 resulted in the fair value of the reporting units exceeding their carrying value by percentages ranging from approximately 8.5 percent to 270.0 percent. MPLX’s Crude Gathering reporting unit had goodwill totaling $1.1 billion at March 31, 2020 and MPLX’s fair value estimate for this reporting unit exceeded the reporting unit carrying value by 8.5 percent. The operations that make up this reporting unit were acquired by MPLX when it acquired ANDX. We accounted for the October 1, 2018 acquisition of Andeavor (through which we acquired control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded at the acquisition date fair value. As such, given the short amount of time from when fair value was established to the date of the impairment test, the amount by which the fair value exceeded the carrying value within this reporting unit is not unexpected. An increase of one percentage point to the discount rate used to estimate the fair value of this reporting unit would not have resulted in goodwill impairment as of March 31, 2020. No other reporting units had fair values exceeding carrying values of less than 20 percent.
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
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. During the first quarter of 2020, we recorded $1.32 billion of equity method investment impairment charges to income from equity method investments in the consolidated statements of income. The impairment charges primarily related to MPLX recording an other than temporary impairment totaling $1.26 billion, of which $1.25 billion related to MarkWest Utica EMG, L.L.C and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. At September 30, 2020 we had $5.46 billion of equity method investments recorded on the Consolidated Balance Sheets.
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
See Notes 17 and 18 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table includes the composition of net gains and losses on our commodity derivative positions as of September 30, 2020 and 2019, respectively.

	Nine Months Ended September 30,
(In millions)	2020	2019
Realized gain on settled derivative positions	$33	$54
Unrealized gain (loss) on open net derivative positions	47	(87)
Net gain (loss)	$80	$(33)
See Note 18 to the unaudited consolidated financial statements for additional information on our open derivative positions at September 30, 2020.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2020 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of September 30, 2020
Crude	$3	$8	$(3)	$(8)
Refined products	35	87	(35)	(87)
Blending products	(13)	(32)	13	32
Embedded derivatives	(6)	(15)	6	15
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2020 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of September 30, 2020 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of September 30, 2020(a)	Change in Fair Value(b)	Change in Net Income for the Nine Months Ended September 30, 2020(c)
Long-term debt
Fixed-rate	$32,535	$2,633	n/a
Variable-rate	1,095	n/a	27

(a)	Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.

(b)	Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2020.

(c)	Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2020.
At September 30, 2020, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our variable-rate debt, but may affect our results of operations and cash flows.
See Note 17 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2020, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Except as described below, there have been no material changes to the legal proceedings previously disclosed in our Annual Report on Form 10-K, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.
SEC Matter
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”), we have been cooperating with the staff of the SEC in connection with a formal investigation regarding Andeavor’s historical share repurchase activity and an informal investigation regarding MPC’s share repurchase activity. On October 15, 2020, the SEC announced an agreement with Andeavor LLC, successor-by-merger to Andeavor and a wholly owned subsidiary of MPC, to settle the investigation regarding Andeavor’s historical share repurchase activity. As part of the settlement with the SEC, Andeavor LLC agreed to pay a $20 million penalty and consent to the entry of an Administrative Order containing findings that Andeavor violated Section 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended, and ordering Andeavor LLC to cease and desist from committing or causing any violations and any future violations of that provision. Andeavor LLC neither admitted nor denied the SEC’s findings. Following the announcement of the settlement with Andeavor LLC, the SEC staff informed us that it has concluded its formal and informal investigations and does not intend to recommend an enforcement action. This settlement did not have a material adverse effect on our results of operations, financial position or cash flows.
Litigation
As described in our 2019 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, governmental and other entities in California, Hawaii, New York, Maryland and Rhode Island have filed lawsuits against coal, gas, oil and petroleum companies, including the Company. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories.
On September 9, the City of Charleston, South Carolina filed suit in South Carolina’s Court of Common Pleas, Ninth Judicial Circuit, against 24 oil and gas industry defendants, including MPC, MPC LP and Speedway. On September 10, the State of Delaware filed suit in the Superior Court of the State of Delaware against 31 oil and gas industry defendants, including MPC, MPC LP and Speedway. On October 12, 2020, the County of Maui, Hawaii, filed suit in the Circuit Court of the Second Circuit for the State of Hawaii against 20 oil and gas industry defendants, including MPC. The claims made in these lawsuits are substantially similar to those made in MPC’s previously disclosed climate change litigation.
At this early stage, the ultimate outcome of these matters remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.
Dakota Access Pipeline
In connection with MPLX’s 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL, MPLX has entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in March 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to conduct a full environmental impact statement (“EIS”), and further requested briefing on whether an easement necessary for the operation of the Bakken Pipeline system should be vacated while the EIS is being prepared.
On July 6, 2020, the D.D.C. ordered vacatur of the easement to cross Lake Oahe during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps appealed the D.D.C.’s order to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals issued an administrative stay while the court considered Dakota Access and the Army Corps’ emergency motion for stay pending appeal. On August 5, 2020, the Court of Appeals stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. The Court of Appeals denied a stay of the D.D.C.’s March order, which required the EIS, and further denied a stay of the D.D.C.’s July order, which vacated the easement. In the D.D.C., briefing is ongoing for a renewed request for an injunction, which is expected to be completed by the end of 2020. Oral argument on the merits of the case at the Court of Appeals occurred on November 4, 2020. The pipeline remains operational.
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
Tesoro High Plains Pipeline
In early July, MPLX received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. MPLX appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue.
MPLX continues to work towards a settlement of this matter with holders of the property rights at issue. Management does not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Environmental Proceedings
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, MPLX had previously reached a settlement in principle to resolve allegations relating to its compliance at its Sarsen facility. In August 2020, MPLX finalized a settlement with the EPA, which resolved this matter with a cash penalty of $150,025.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended September 30, 2020, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
07/01/2020-07/31/2020	6,363	$36.76	—	$2,954,604,016
08/01/2020-08/31/2020	220	38.73	—	2,954,604,016
09/01/2020-09/30/2020	143	35.25	—	2,954,604,016
Total	6,726	36.79	—

(a)
The amounts in this column include 6,363, 220 and 143 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in July, August and September, respectively.

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

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1*	Agreement and Plan of Merger, dated as of April 29, 2018, by and among MPC, Andeavor, Mahi Inc. and Mahi LLC	8-K	2.1	4/30/2018	001-35054
2.2	Amendment to Agreement and Plan of Merger, dated as of July 3, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	S-4/A	2.2	7/5/2018	333-225244
2.3	Second Amendment to Agreement and Plan of Merger, dated as of September 18, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	8-K	2.1	9/18/2018	001-35054
2.4 *	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35054
2.5 *	Purchase and Sale Agreement, dated as of August 2, 2020, by and between MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.	8-K	2.1	8/3/2020	001-35054
3.1	Restated Certificate of Incorporation of MPC, dated October 1, 2018	8-K	3.2	10/1/2018	001-35054
3.2	Amended and Restated Bylaws of MPC dated February 27, 2019	10-K	3.2	2/28/2019	001-35054
4.1	Twenty-Third Supplemental Indenture, dated as of August 18, 2020, by and between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Notes)	8-K	4.1	8/18/2020	001-35714
4.2	Twenty-Fourth Supplemental Indenture, dated as of August 18, 2020, by and between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Notes)	8-K	4.2	8/18/2020	001-35714
10.1
Revolving Credit Agreement, dated as of September 23, 2020, by and among Marathon Petroleum Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., Royal Bank of Canada and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., Royal Bank of Canada and TD Securities (USA) LLC, as documentation agents, and the other lenders and issuing banks that are parties thereto.
		8-K	10.1	9/28/2020	001-35054
10.2	Chief Executive Officer RSU Award Agreement					X
10.3
Omnibus Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, Receivables Purchase Agreement and Performance Undertaking, dated as of October 1, 2020, by and among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPC Trade Receivables Company LLC, Marathon Petroleum Trading Canada LLC, MUFG Bank, LTD., as the administrative agent, certain committed purchasers and conduit purchasers that are parties thereto from time to time and certain other parties thereto from time to time as managing agents and letter of credit issuers.
						X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
99.1	Redemption Agreement, dated July 31, 2020, between MPLX LP and Western Refining Southwest, Inc.	10-Q	99.1	8/3/2020	001-35054
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

November 6, 2020	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Senior Vice President and Controller