Form 10-K
period 2020-12-31
Marathon Petroleum Corp
filed 2021-02-26
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑
The aggregate market value of Common Stock held by non-affiliates as of June 30, 2020 was approximately $24.3 billion. This amount is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2020. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.
There were 651,274,842 shares of Marathon Petroleum Corporation Common Stock outstanding as of February 12, 2021.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement relating to its 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Report.

MARATHON PETROLEUM CORPORATION
Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “MPC,” “us,” “our,” “we” or the “Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ASC	Accounting Standards Codification
ANS	Alaska North Slope crude oil, an oil index benchmark price
ASU	Accounting Standards Update
ASR	Accelerated share repurchase
ATB	Articulated tug barges
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Blending for Oxygenate Blending
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
IDR	Incentive Distribution Right
LCM	Lower of cost or market
LIBOR	London Interbank Offered Rate
LIFO	Last in, first out
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
mbpcd	Thousand barrels per calendar day
MMcf/d	One million cubic feet of natural gas per day
MMBtu	One million British thermal units per day
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
OSHA	United States Occupational Safety and Health Administration
OTC	Over-the-Counter
ppb	Parts per billion
RFS2	Revised Renewable Fuel Standard program, as required by the Energy Independence and Security Act of 2007
RIN	Renewable Identification Number
SEC	United States Securities and Exchange Commission
STAR	South Texas Asset Repositioning
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
UST	Underground storage tank
VIE	Variable interest entity
VPP	Voluntary Protection Program
WTI	West Texas Intermediate crude oil, an oil index benchmark price

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
Forward-looking statements include, among other things, statements regarding:
•future financial and operating results;
•future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;
•expected savings from the restructuring or reorganization of business components;
•the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•business strategies, growth opportunities and expected investment;
•consumer demand for refined products, natural gas and NGLs;
•the timing and amount of any future common stock repurchases or dividends; and
•the anticipated effects of actions of third parties such as competitors, activist investors or federal, foreign, state or local regulatory authorities or plaintiffs in litigation.
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including changes in governmental policies relating to refined petroleum products, crude oil, natural gas or NGLs, regulation or taxation and other economic and political developments;
•the magnitude and duration of the COVID-19 pandemic and its effects, including travel restrictions, business and school closures, increased remote work, stay-at-home orders and other actions taken by individuals, government and the private sector to stem the spread of the virus;
•our ability to successfully complete the planned Speedway sale and realize the expected benefits within the expected timeframe or at all;
•further impairments;
•the regional, national and worldwide availability and pricing of refined products, crude oil, natural gas, NGLs and other feedstocks;
•our ability to manage disruptions in credit markets or changes to credit ratings;
•the reliability of processing units and other equipment;
•the adequacy of capital resources and liquidity, including availability, timing and amounts of free cash flow necessary to execute business plans and to effect any share repurchases or to maintain or increase the dividend;
•the potential effects of judicial or other proceedings on the business, financial condition, results of operations and cash flows;
•continued or further volatility in and degradation of general economic, market, industry or business conditions as a result of the COVID-19 pandemic (including any related government policies and actions), other infectious disease outbreaks, natural hazards, extreme weather events or otherwise;
•compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations and enforcement actions initiated thereunder;
•adverse market conditions or other similar risks affecting MPLX;

•refining industry overcapacity or under capacity;
•changes in producer customers’ drilling plans or in volumes of throughput of crude oil, natural gas, NGLs, refined products or other hydrocarbon-based products;
•non-payment or non-performance by our customers;
•changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks and refined products;
•the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;
•political and economic conditions in nations that consume refined products, natural gas and NGLs, including the United States and Mexico, and in crude oil producing regions, including the Middle East, Africa, Canada and South America;
•actions taken by our competitors, including pricing adjustments, expansion of retail activities, the expansion and retirement of refining capacity and the expansion and retirement of pipeline capacity, processing, fractionation and treating facilities in response to market conditions;
•completion of pipeline projects within the United States;
•changes in fuel and utility costs for our facilities;
•accidents or other unscheduled shutdowns affecting our refineries, machinery, pipelines, processing, fractionation and treating facilities or equipment, or those of our suppliers or customers;
•acts of war, terrorism or civil unrest that could impair our ability to produce refined products, receive feedstocks or to gather, process, fractionate or transport crude oil, natural gas, NGLs or refined products;
•adverse changes in laws including with respect to tax and regulatory matters;
•political pressure and influence of environmental groups and other stakeholders upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs or other hydrocarbon-based products;
•labor and material shortages;
•the costs, disruption and diversion of management’s attention associated with campaigns commenced by activist investors;
•personnel changes; and
•the other factors described in Item 1A. Risk Factors.
We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

PART I
ITEM 1. BUSINESS
OVERVIEW
Marathon Petroleum Corporation (“MPC”) has over 130 years of experience in the energy business, and is the largest independent petroleum product refining, marketing, retail and midstream business in the United States. We operate the nation's largest refining system with approximately 2.9 million barrels per day of crude oil refining capacity and believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers in the United States. We also operate Speedway, the second largest chain of company-owned and operated retail gasoline and convenience stores in the United States, which we have agreed to sell to 7-Eleven, Inc. (“7-Eleven”) for $21 billion in cash, subject to certain adjustments based on the levels of cash, debt and working capital at closing and certain other items. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges. In addition, our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets.
Our operations consist of two reportable operating segments: Refining & Marketing and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.
•Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to independent entrepreneurs who operate primarily Marathon® branded outlets, through long-term supply contracts with direct dealers who operate locations mainly under the ARCO® brand and to approximately 3,800 Speedway locations.
•Midstream – transports, stores, distributes and markets crude oil and refined products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges; gathers, processes and transports natural gas; and gathers, transports, fractionates, stores and markets NGLs. The Midstream segment primarily reflects the results of MPLX LP (“MPLX”). MPLX is a diversified, large-cap master limited partnership (“MLP”) formed in 2012 that owns and operates midstream energy infrastructure and logistics assets and provides fuels distribution services. As of December 31, 2020, we owned the general partner of MPLX and approximately 62 percent of the outstanding MPLX common units.
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
On October 1, 2018, we acquired Andeavor. Andeavor shareholders received in the aggregate approximately 239.8 million shares of MPC common stock valued at $19.8 billion and $3.5 billion in cash. Andeavor was a highly integrated marketing, logistics and refining company operating primarily in the Western and Mid-Continent United States. Our acquisition of Andeavor in 2018 substantially increased our geographic diversification and the scale of our assets, which provides increased opportunities to optimize our system.
Recent Developments
Strategic Actions to Enhance Shareholder Value
Speedway Sale
On August 2, 2020, we entered into a definitive agreement to sell Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven for $21 billion in cash, subject to certain adjustments based on the levels of cash, debt and working capital at closing and certain other items. The taxable transaction is targeted to close by the end of the first quarter of 2021, subject to customary closing conditions and the receipt of regulatory approvals. This transaction is expected to result in after-tax cash proceeds of approximately $16.5 billion. We expect to use the proceeds from the sale to strengthen the balance sheet and return capital to shareholders.
In connection with the agreement to sell Speedway, we have agreed to enter into certain ancillary agreements, including a 15-year fuel supply agreement associated with 7-Eleven or its subsidiaries, depending on the fuel demand of Speedway and other factors to be set forth in the fuel supply agreement. Further, we expect incremental opportunities over time to supply 7-Eleven's remaining business as 7-Eleven's existing arrangements mature and as new locations are added in connection with its announced U.S. and Canada growth strategy.

As a result of the agreement to sell Speedway, its results are reported separately as discontinued operations in our consolidated statements of income for all periods presented and its assets and liabilities have been reclassified in our consolidated balance sheets to assets and liabilities held for sale. Prior to presentation of Speedway as discontinued operations, Speedway and our retained direct dealer business were the two reporting units within our Retail segment. Beginning with the third quarter of 2020, the direct dealer business is managed as part of the Refining & Marketing segment. The results of the Refining & Marketing segment have been retrospectively adjusted to include the results of the direct dealer business in all periods presented.
As a result of our agreement to sell Speedway, the following changes in our basis of presentation have occurred:
•In accordance with ASC 205, Discontinued Operations, intersegment sales from our Refining & Marketing segment to Speedway are no longer eliminated as intercompany transactions and are now presented within sales and other operating revenue, since we will continue to supply fuel to Speedway subsequent to the sale to 7-Eleven. All periods presented have been retrospectively adjusted to reflect this change.
•Beginning August 2, 2020, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for Speedway’s property, plant and equipment, finite-lived intangible assets and right of use lease assets.
Midstream Review
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
OUR OPERATIONS
Our operations consist of two reportable operating segments: Refining & Marketing and Midstream.
REFINING & MARKETING
Refineries
We currently own and operate refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States with an aggregate crude oil refining capacity of 2,874 mbpcd. During 2020, our refineries processed 2,418 mbpd of crude oil and 165 mbpd of other charge and blendstocks. During 2019, our refineries processed 2,902 mbpd of crude oil and 210 mbpd of other charge and blendstocks.
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
Gulf Coast Region (1,171 mbpcd)
Galveston Bay, Texas City, Texas Refinery (593 mbpcd)
Our Galveston Bay refinery is a world-class refining complex resulting from the combination of our former Texas City refinery and Galveston Bay refinery. The refinery is located on the Texas Gulf Coast approximately 30 miles southeast of Houston, Texas and can process a wide variety of crude oils into gasoline, distillates, feedstocks, petrochemicals, propane and heavy fuel oil. The refinery has access to the export market and multiple options to sell refined products. Our cogeneration facility, which supplies the Galveston Bay refinery, currently has 1,055 megawatts of electrical production capacity and can produce 4.3 million pounds of steam per hour. Approximately 49 percent of the power generated in 2020 was used at the refinery, with the remaining electricity being sold into the electricity grid.
Garyville, Louisiana Refinery (578 mbpcd)
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
Mid-Continent Region (1,153 mbpcd)
Catlettsburg, Kentucky Refinery (291 mbpcd)
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
Robinson, Illinois Refinery (253 mbpcd)
Our Robinson refinery is located in southeastern Illinois. The Robinson refinery processes sweet and sour crude oils into gasoline, distillates, feedstocks, propane, petrochemicals and heavy fuel oil. The Robinson refinery has earned designation as an OSHA VPP Star site.
Detroit, Michigan Refinery (140 mbpcd)
Our Detroit refinery is located in southwest Detroit. It is the only petroleum refinery currently operating in Michigan. The Detroit refinery processes sweet and heavy sour crude oils into gasoline, distillates, asphalt, feedstocks, petrochemicals, propane and heavy fuel oil. Our Detroit refinery has earned designation as an OSHA VPP Star site.
El Paso, Texas Refinery (131 mbpcd)
Our El Paso refinery is located approximately three miles east of downtown El Paso, Texas. The El Paso refinery processes sweet and sour crudes into gasoline, distillates, asphalt, heavy fuel oil, propane and petrochemicals.
St. Paul Park, Minnesota Refinery (104 mbpcd)
Our St. Paul Park refinery is located along the Mississippi River southeast of St. Paul Park, Minnesota. The St. Paul Park refinery processes sweet and heavy sour crude and manufactures gasoline, distillates, asphalt, petrochemicals, propane, heavy fuel oil and feedstocks.
Canton, Ohio Refinery (97 mbpcd)
Our Canton refinery is located approximately 60 miles south of Cleveland, Ohio. The Canton refinery processes sweet and sour crude oils, including production from the nearby Utica Shale, into gasoline,

distillates, asphalt, propane, petrochemicals, heavy fuel oil and feedstocks. The Canton refinery has earned designation as an OSHA VPP Star site.
Mandan, North Dakota Refinery (71 mbpcd)
The Mandan refinery processes primarily sweet domestic crude oil from North Dakota and manufactures gasoline, distillates, propane, heavy fuel oil and petrochemicals.
Salt Lake City, Utah Refinery (66 mbpcd)
Our Salt Lake City refinery is now the largest in Utah. The Salt Lake City refinery processes crude oil from Utah, Colorado, Wyoming and Canada to manufacture gasoline, distillates, propane, heavy fuel oil, feedstocks and petrochemicals.
West Coast Region (550 mbpcd)
Los Angeles, California Refinery (363 mbpcd)
Our Los Angeles refinery is located in Los Angeles County, near the Los Angeles Harbor. The Los Angeles refinery is the largest refinery on the West Coast and is a major producer of clean fuels. The Los Angeles refinery processes heavy crude from California’s San Joaquin Valley and Los Angeles Basin as well as crudes from the Alaska North Slope, South America, West Africa and other international sources and manufactures cleaner-burning CARB gasoline and CARB diesel fuel, as well as conventional gasoline, distillates, feedstocks, petrochemicals, heavy fuel oil and propane.
Anacortes, Washington Refinery (119 mbpcd)
Our Anacortes refinery is located about 70 miles north of Seattle on Puget Sound. The Anacortes refinery processes Canadian crude, domestic crude from North Dakota and Alaska North Slope and international crudes to manufacture gasoline, distillates, heavy fuel oil, feedstocks, propane and petrochemicals.
Kenai, Alaska Refinery (68 mbpcd)
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

(mbpd)	2020	2019	2018
Gasoline	1,314	1,560	1,107
Distillates	905	1,087	773
Feedstocks and petrochemicals	244	315	288
Asphalt	81	87	69
Propane	51	55	41
Heavy fuel oil	28	49	38
Total	2,623	3,153	2,316

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

(mbpd)	2020	2019	2018
United States	1,650	1,962	1,319
Canada	442	541	465
Middle East and other international	326	399	297
Total	2,418	2,902	2,081
Our refineries receive crude oil and other feedstocks and distribute our refined products through a variety of channels, including pipelines, trucks, railcars, ships and barges.
Renewable Fuels
During 2020, we completed the conversion of our Dickinson, North Dakota refinery into an approximately 184 million gallons per year renewable diesel facility.
We also progressed activities associated with the conversion of the Martinez refinery to a renewable diesel facility, including applying for permits, advancing discussions with feedstock suppliers, and beginning detailed engineering activities. As envisioned, the Martinez facility would start producing approximately 260 million gallons per year of renewable diesel by the second half of 2022, with a potential to build to full capacity of approximately 730 million gallons per year by the end of 2023. On February 24, 2021, MPC’s board of directors approved these plans.
We own a biofuel production facility in Cincinnati, Ohio that produces biodiesel, glycerin and other by-products. The capacity of the plant is approximately 91 million gallons per year.
Our wholly owned subsidiary, Virent, is an advanced biofuels facility in Madison, Wisconsin that is working to commercialize a process for converting biobased feedstocks into renewable fuels and chemicals.
We hold an ownership interest in ethanol production facilities in Albion, Michigan; Logansport, Indiana; Greenville, Ohio and Denison, Iowa. These plants have a combined ethanol production capacity of approximately 475 million gallons per year and are managed by our joint venture partner, The Andersons.
Refined Product Marketing
Our refined products are sold to independent retailers, wholesale customers, our brand jobbers and direct dealers. In addition, we sell refined products for export to international customers. As of December 31, 2020, there were 7,090 branded outlets in 35 states, the District of Columbia and Mexico where independent entrepreneurs primarily maintain Marathon-branded outlets. We also have long-term supply contracts for 1,093 direct dealer locations primarily in Southern California, largely under the ARCO® brand. We believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers and consumers within our 41-state market area.

The following table sets forth our refined product sales volumes by product group for each of the last three years including sales from the refineries acquired in the Andeavor acquisition from October 1, 2018 forward.

(mbpd)	2020	2019	2018
Gasoline	1,669	1,967	1,416
Distillates	1,040	1,205	847
Feedstocks and petrochemicals	323	345	289
Asphalt	86	93	70
Propane	69	72	44
Heavy fuel oil	35	53	37
Total	3,222	3,735	2,703
Refined Product Sales Destined for Export
We sell gasoline, distillates and asphalt for export, primarily out of our Garyville, Galveston Bay, Anacortes, Los Angeles and Kenai refineries. The following table sets forth our refined product sales destined for export by product group for the past three years including sales from the refineries acquired in the Andeavor acquisition from October 1, 2018 forward.

(mbpd)	2020	2019	2018
Gasoline	110	131	117
Distillates	187	215	193
Other	43	51	24
Total	340	397	334
Gasoline and Distillates
We sell gasoline, gasoline blendstocks and distillates (including No. 1 and No. 2 fuel oils, jet fuel, kerosene and diesel fuel) to wholesale customers, Marathon-branded jobbers, direct dealers and in the spot market. In addition, we sell diesel fuel and gasoline for export to international customers. The demand for gasoline and distillates is seasonal in many of our markets, with demand typically at its highest levels during the summer months.
Feedstocks and Petrochemicals
We are a producer and marketer of feedstocks and petrochemicals. Product availability varies by refinery and includes, among others, propylene, naphtha, butane, xylene, benzene, alkylate, cumene, raffinate, toluene and platformate. We market these products domestically to customers in the chemical, agricultural and fuel-blending industries. In addition, we produce fuel-grade coke at our Garyville, Detroit, Galveston Bay and Los Angeles refineries, which is used for power generation and in miscellaneous industrial applications, and anode-grade coke at our Los Angeles and Robinson refineries, in addition to calcined coke at our Los Angeles refinery, which are both used to make carbon anodes for the aluminum smelting industry.
Asphalt
We have refinery-based asphalt production capacity of up to 139 mbpcd, which includes asphalt cements, polymer-modified asphalt, emulsified asphalt, industrial asphalts and roofing flux. We have a broad customer base, including asphalt-paving contractors, resellers, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers. We sell asphalt in the domestic and export wholesale markets via rail, barge and vessel.
Propane
We produce propane at all of our refineries. Propane is primarily used for home heating and cooking, as a feedstock within the petrochemical industry, for grain drying and as a fuel for trucks and other vehicles. Our propane sales are split approximately 80 percent and 20 percent between the home heating market and petrochemical consumers, respectively.

Heavy Fuel Oil
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
Competition, Market Conditions and Seasonality
The downstream petroleum business is highly competitive, particularly with regard to accessing crude oil and other feedstock supply and the marketing of refined products. We compete with a number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of refined products. Based upon company data as reported in the “The Oil & Gas Journal 2020 Worldwide Refinery Survey,” we ranked first among U.S. petroleum companies on the basis of U.S. crude oil refining capacity.
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
Competition, Market Conditions and Seasonality
Our Midstream operations face competition for natural gas gathering, crude oil transportation and in obtaining natural gas supplies for our processing and related services; in obtaining unprocessed NGLs for gathering, transportation and fractionation; and in marketing our products and services. Competition for natural gas supplies is based primarily on the location of gas gathering facilities and gas processing plants, operating efficiency and reliability, residue gas and NGL market connectivity, the ability to obtain a satisfactory price for products recovered and the fees charged for the services supplied to the customer. Competition for oil supplies is based primarily on the price and scope of services, location of gathering/transportation and storage facilities and connectivity to the best priced markets. Competitive factors affecting our fractionation services include availability of fractionation capacity, proximity to supply and industry marketing centers, the fees charged for fractionation services and operating efficiency and reliability of service. Competition for customers to purchase our natural gas and NGLs is based primarily on price, credit and market connectivity. In addition, certain of our Midstream operations are subject to rate regulation, which affects the rates that our common carrier pipelines can charge for transportation services and the return we obtain from such pipelines.
Our Midstream segment can be affected by seasonal fluctuations in the demand for natural gas and NGLs and the related fluctuations in commodity prices caused by various factors such as changes in transportation and travel patterns and variations in weather patterns from year to year.
REGULATORY MATTERS
Our operations are subject to numerous laws and regulations, including those relating to the protection of the environment. Such laws and regulations include, among others, the Clean Air Act (“CAA”) with respect to air emissions, the Clean Water Act (“CWA”) with respect to water discharges, the Resource Conservation and Recovery Act (“RCRA”) with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) with respect to releases and remediation of hazardous substances and the Oil Pollution Act of 1990 (“OPA-90”) with respect to oil pollution and response. In addition, many states where we operate have similar laws. New laws are being enacted and regulations are being adopted on a continuing basis, and the costs of compliance with such new laws and regulations are very difficult to estimate until finalized.
For a discussion of environmental capital expenditures and costs of compliance, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters and Compliance Costs. For additional information regarding regulatory risks, see Item 1A. Risk Factors.
Air
Greenhouse Gas Emissions
We believe it is likely that the scientific and political attention to greenhouse gas emissions, climate change, and climate adaptation will continue, with the potential for further regulations that could affect our operations. Currently, legislative and regulatory measures to address greenhouse gas emissions are in various phases of review, discussion or implementation. Reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities, (iii) capture the emissions from our facilities and (iv) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments.
In January 2021, President Biden announced that the United States was rejoining the 2015 Paris UN Climate Change Conference Agreement, effective February 19, 2021. President Biden also issued an Executive Order on climate change in which he announced putting the U.S. on a path to achieve net-zero carbon emissions, economy-wide, by 2050. The Executive Order also calls for the federal government to pause oil and gas leasing on federal lands, reduce methane emissions from the oil and gas sector as quickly as possible, and requires federal permitting decisions to consider the effects of greenhouse gas emissions and climate change. In a second Executive Order, President Biden reestablished a working group to develop the social cost of carbon and the social cost of methane. The social cost of carbon and social cost of methane can be used to weigh the costs and benefits of proposed regulations. A higher social cost of carbon could support more stringent greenhouse gas emission regulation.
States are becoming active in regulating greenhouse gas emissions. These measures may include state actions to develop statewide or regional programs to impose emission reductions. These measures may also include low-carbon fuel standards, such as the California program, or a state carbon tax. These measures could result in increased costs to operate and maintain our facilities, capital expenditures to install new emission controls and costs to administer any carbon trading or tax programs implemented. For example, the California state legislature enacted AB 398, which provides direction and parameters on utilizing cap and trade after 2020 to meet the 40 percent reduction target from 1990 levels by 2030 specified in SB 32. Compliance with the cap and trade program is demonstrated through a market-based credit system. Much of the compliance costs associated with these California regulations are ultimately passed on to the consumer in the form of higher fuel costs. States are increasingly announcing aspirational goals to be net-zero carbon emissions by a certain date through both legislation and executive orders. To date, these states have not provided significant details as to achievement of these goals; however, meeting these aspirations will require a reduction in fossil fuel combustion and/or a mechanism to capture greenhouse gases from the atmosphere. As a result, we cannot currently predict the impact of these potential regulations on our liquidity, financial position, or results of operations.
Other Air Emissions
In 2015, United States Environmental Protection Agency (“EPA”) finalized a revision to the National Ambient Air Quality Standards (“NAAQS”) for ozone. The EPA lowered the primary ozone NAAQS from 75 ppb to 70 ppb. In December 2020, the EPA published a rule maintaining this standard. Designation as a nonattainment area could result in increased costs associated with, or result in cancellation or delay of, capital projects at our facilities, or could require nitrogen oxide (“NOx”) and/or volatile organic compound (“VOC”) reductions that could result in increased costs to our facilities.
In California, the Board for the South Coast Air Quality Management District (“SCAQMD”) passed amendments to the Regional Clean Air Incentives Market (“RECLAIM”) that became effective in 2016, requiring a staged reduction of nitrogen oxide emissions through 2022. In 2017, the State of California passed AB 617, which requires implementation of best available retrofit control technology (“BARCT”) on specific facilities, including facilities subject to RECLAIM. In response to AB 617, the SCAQMD is currently working to identify BARCT and determine whether to “sunset” the existing RECLAIM program. A “sunset” of the RECLAIM program and application of BARCT is expected to result in increased costs to operate and maintain our Los Angeles refinery.
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
On October 22, 2019, the EPA and the United States Army Corps of Engineers (“Army Corps”) published a final rule to repeal the 2015 “Clean Water Rule: Definition of Waters of the United States” (“2015 Rule”), which amended portions of the Code of Federal Regulations (“CFR”) to restore the regulatory text that existed prior to the 2015 Rule, effective December 23, 2019. The rule repealing the 2015 Clean Water Rule has been challenged in multiple federal courts. On April 21, 2020, the EPA and the Army Corps promulgated the Navigable Waters Protection Rule (“2020 Rule”) to define “waters of the United States.” The 2020 Rule has been challenged in court. The Biden administration has signaled its intent to revisit the definition of “waters of the United States,” and replace it with a definition consistent with the 2015 Rule. A broader definition could result in increased cost of compliance or increased capital costs for construction of new facilities or expansion of existing facilities.
In April 2020, the U.S. District Court in Montana vacated Nationwide Permit 12 (“NWP 12”), which authorizes the placement of fill material in “waters of the United States” for utility line activities as long as certain best management practices are implemented. The decision was ultimately appealed to the United States Supreme Court, which partially reversed the district court’s decision, temporarily reinstating NWP 12 for all projects except the Keystone XL oil pipeline. The United States Army Corps of Engineers subsequently reissued its nationwide permit authorizations on January 13, 2021, by dividing the NWP that authorizes utility line activities (NWP 12) into three separate NWPs that address the differences in how different utility line projects are constructed, the substances they convey, and the different standards and best management practices that help ensure those NWPs authorize only those activities that have no more than minimal adverse environmental effects. The 2021 authorization may be challenged in court or the Biden Administration may repeal or replace the 2021 authorization in a subsequent rulemaking. Repeal or replacement of the rule could impact pipeline maintenance activities.
As part of our emergency response activities, we have used aqueous film forming foam (“AFFF”) containing per- and polyfluoroalkyl substances (“PFAS”) chemicals as a fire suppressant. At this time, AFFFs containing PFAS are the only proven foams that can prevent and control most flammable petroleum-based liquid fires.
In May 2016, the EPA issued lifetime health advisories (“HAs”) and health effects support documents for two PFAS substances - Perfluorooctanoic Acid (“PFOA”) and Perfluorooctane Sulfonate (“PFOS”). Then, in February 2019, EPA issued a PFAS Action Plan identifying actions the EPA is planning to take to study and regulate various PFAS chemicals. The EPA identified that it would evaluate, among other actions, (1) proposing national drinking water standards for PFOA and PFOS, (2) develop cleanup recommendations for PFOA and PFOS, (3) evaluate listing PFOA and PFOS as hazardous substances under CERCLA, and (4) conduct toxicity assessments for other PFAS chemicals. To date EPA has not issued any further regulations for PFAS under the Trump administration; however, the Biden Administration has indicated its intent to issue proposed rules to regulate PFAS, which could include the designation of variants of PFAS as CERCLA hazardous substances and/or establish national drinking water standards. Congress may also take further action to regulate PFAS. We cannot currently predict the impact of potential statutes or regulations on our operations or remediation costs.
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
Renewable Fuels and Other Fuels Requirements
The U.S. Congress passed the Energy Independence and Security Act of 2007 (“EISA”), which, among other things, set a target of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020. In March 2020, the EPA and the National Highway Traffic Safety Administration (“NHTSA”) released the final Safer Affordable Fuel-Efficient (“SAFE”) Vehicles Rule setting corporate average fuel economy (“CAFE”) and carbon dioxide (“CO2”) standards for model years 2021-2026 passenger cars and light trucks. The final rule increases the stringency of CAFE and CO2 emission standards by 1.5 percent each year from model years 2021 through 2026. The rule has been challenged in court and could be revised by the Biden Administration through notice and comment rulemaking. Higher CAFE standards for cars and light trucks have the potential to reduce demand for our transportation fuels.
In addition, the NHTSA and the EPA issued rules providing that the Energy Policy and Conservation Act (“EPCA”) preempts state regulations of tailpipe carbon dioxide emissions, withdrew the waiver granted to California for its Advanced Clean Car program and determined that the Clean Air Act permits other states to adopt only those California standards that are designed to control traditional “criteria pollutants.” California may establish per its Clean Air Act waiver authority different standards that could apply in multiple states. California’s governor issued an executive order requiring sales of all new passenger vehicles in the state be zero-emission by 2035. Other states have issued, or may issue, zero emission vehicle mandates. The Biden Administration could reinstate the California waiver and may take federal action to incentivize or mandate zero emission vehicle production.
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
The EPA has finalized the annual renewable fuel standards for the year 2020. For the first time, the EPA has proposed to reallocate to non-exempt obligated parties the renewable volume obligations of the refiners that were granted a small refinery exemption. Also, the Tenth Circuit Court of Appeals held that a small refinery is eligible for an exemption from the RFS only if it is applying for an extension of its original exemption. According to the EPA’s data, seven refineries were granted the small refinery exemption in 2015. The United States Supreme Court has granted certiorari in the 10th Circuit case. If the 10th Circuit decision is upheld, EPA’s reallocation of volumes could be greater than the actual volumes exempted in 2020. The reallocation of volumes under the 2020 rule or the invalidation of past small refinery exemptions granted to us or other refiners could result in a decrease in the RIN bank, an increase in the price of RINs or an increase in the amount of renewable fuel we are required to blend, any of which could increase MPC’s RFS cost of compliance. Further, the EPA has failed to promulgate timely the annual renewable fuel standards for 2021.
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
Safety Matters
We are subject to oversight pursuant to the federal Occupational Safety and Health Act, as amended (“OSHA”), as well as comparable state statutes that regulate the protection of the health and safety of workers. We believe that we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.
We are also subject at regulated facilities to the OSHA’s Process Safety Management (“PSM”) and EPA’s Risk Management Program requirements, which are intended to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. The application of these regulations can result in increased compliance expenditures.
In general, we expect industry and regulatory safety standards to become stricter over time, resulting in increased compliance expenditures. While these expenditures cannot be accurately estimated at this time, we do not expect such expenditures will have a material adverse effect on our results of operations.
The DOT has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline assets. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans.
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
TRADEMARKS, PATENTS AND LICENSES
Our Marathon and ARCO trademarks are material to the conduct of our refining and marketing operations, and our Speedway trademark is material to the conduct of our retail operations. We currently hold a number of U.S. and foreign patents and have various pending patent applications. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how rather than patents and licenses in the conduct of our operations.
HUMAN CAPITAL
We believe our employees are our greatest source of strength, and our culture reflects the quality of individuals across our workforce. Our collaborative efforts to foster an inclusive environment, provide broad-based development and mentorship opportunities, recognize and reward accomplishments, and offer benefits that support the well-being of our employees and their families contribute to increased engagement and fulfilling careers. Empowering our people and prioritizing accountability also are key components for developing MPC’s high-performing culture, which is critical to achieving our strategic vision.
Employee Profile
As of December 31, 2020, we employed approximately 57,900 people in full-time and part-time roles. Excluding employees of Speedway, which is targeted to be sold in the first quarter of 2021, we employ approximately 18,600 people in full-time and part-time roles. Many of these employees provide services to MPLX, for which we are reimbursed in accordance with employee service agreements. Approximately 3,770 of the 18,600 employees are covered by collective bargaining agreements.
Talent Management
Executing our strategic vision requires that we attract and retain the best talent. Recruiting and retention success requires that we effectively nurture new employees, providing opportunities for long-term engagement and career advancement. We also appropriately reward high-performers and offer competitive benefits. Our Talent Acquisition team consists of three segments: Executive Recruiting, Experienced Recruiting and University Recruiting. The specialization within each group allows us to specifically address MPC’s broad range of current and future talent needs, as well as devote time and attention to candidates during the hiring process. We value diverse perspectives in the workforce, and accordingly we seek candidates with a variety of backgrounds and experience. Our primary source of full-time, entry-level new hires is our intern/co-op program. Through our university recruiters, we offer college students who have completed their freshman year the opportunity to participate in our hands-on programs focused in areas of finance and accounting, marketing, engineering and IT.
We provide a broad range of leadership training opportunities to support the development of leaders at all levels. Our programs, which are offered across the organization are a blended approach of business and leadership content, with many featuring external faculty. We utilize various learning modalities, such as visual, audio, print, tactile, interactive, kinesthetic, experiential and leader-teaching-leader to address and engage different learning styles. We believe networking and access to our executive team are a key leadership success factor, and we incorporate these opportunities into all of our programs.
Compensation and Benefits
To ensure we are offering competitive pay packages in our recruitment and retention efforts, we annually benchmark compensation, including base salaries, bonus levels and equity targets. Our annual bonus program is a critical component of our compensation, as it provides individual reward for MPC’s achievement against preset financial and sustainability goals, encouraging a sense of employee ownership. Employees in our officer-level pay grades, as well as senior leaders and most mid-level leaders, are eligible to receive long-term equity incentive awards as part of their compensation.
We offer comprehensive benefits, including medical, dental and vision insurance for our employees, their spouses or domestic partners, and their dependents. We also provide retirement programs, life insurance, education assistance, family assistance, short-term disability and paid vacation and sick time. Following our acquisition of Andeavor, we enhanced several of our benefits programs to reflect our larger, coast-to-coast organization. We increased the maximum accrual cap for vacation banks and doubled the number of college and trade school scholarships offered to the high school senior children of our employees through the Marathon Petroleum Scholars Program. In addition, we increased our paid parental leave benefit to eight weeks for birth mothers and four weeks for nonbirth parents, including adoptive and foster parents. Both full-time and part-time employees are eligible for this benefit. Parents who both work for the company are each eligible for a parental pay benefit.
Inclusion
Our company-wide Diversity and Inclusion (“D&I”) program is managed by a dedicated D&I Office team and supported by leadership. Our program is based on our three-pillar D&I strategy, of building awareness, increasing representation and ensuring success. The strategy focuses on understanding the benefits of diverse perspectives, increasing diversity across the organization and recognizing that cultural inclusion is an ongoing process. We have employee networks focusing on six populations: Asian, Black, Hispanic, Veterans, Women and LGBTQ+. Our employee networks have approximately 60 chapters across the company and all networks encourage ally membership. This broad support extends also to our leaders throughout MPC, with each employee network represented by two active executive sponsors. The sponsors form several counsels that meet regularly to share updates, gain alignment, build deeper connections across networks and pursue collaboration ideas. Our employee networks not only provide opportunities for our employees to make meaningful and supportive connections, but they also serve a significant role in our D&I strategy.
Safety
We are committed to safe operations to protect the health and safety of our employees, contractors and communities. Our commitment to safe operations is reflected in our safety systems design, our well-maintained equipment and by learning from our incidents. Part of our effort to promote safety includes a management system based on the principles of RC14001®, the Plan-Do-Check-Act continual improvement cycle, and our Operational Excellence Management System. Together, these components of our safety management system provide us with a comprehensive approach to managing risks and preventing incidents, illnesses and fatalities. Additionally, our annual cash bonus program metrics includes several employee, process and environmental safety metrics.
The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In March 2020, MPC activated its Corporate Emergency Response Team to ensure a consistent and aggressive response across all facets of our company. The safety and health of our employees, including our essential personnel, were our top priorities. As part of our existing pandemic plan, we had a central inventory of N95 respirators, surgical masks, and nitrile gloves to supply to our employees and contractors when the pandemic began. We implemented a number of protective measures to ensure employee and contractor safety as they continued to keep our critical operations running safely. We continue to monitor the situation and adapt our practices as appropriate.
Information about our Executive and Corporate Officers
The executive and corporate officers of MPC are as follows:

Name	Age as of February 1, 2021	Position with MPC
Michael J. Hennigan	61	President, Chief Executive Officer and Director
Maryann T. Mannen	58	Executive Vice President and Chief Financial Officer
Timothy T. Griffith	51	President, Speedway LLC
Raymond L. Brooks	60	Executive Vice President, Refining
Brian C. Davis	55	Executive Vice President and Chief Commercial Officer
Suzanne Gagle	55	General Counsel and Senior Vice President, Government Affairs
Fiona C. Laird*	59	Chief Human Resources Officer and Senior Vice President, Communications
Ehren D. Powell*	41	Chief Digital Officer and Senior Vice President
C. Tracy Case*	60	Senior Vice President, Western Refining Operations
David R. Heppner*	54	Senior Vice President, Strategy and Business Development
Richard A. Hernandez*	61	Senior Vice President, Eastern Refining Operations
Rick D. Hessling*	54	Senior Vice President, Global Feedstocks
Thomas Kaczynski	59	Senior Vice President, Finance, and Treasurer
Brian K. Partee*	47	Senior Vice President, Global Clean Products
John J. Quaid	49	Senior Vice President and Controller
James R. Wilkins*	54	Senior Vice President, Health, Environment, Safety and Security
Molly R. Benson*	54	Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary
Kristina A. Kazarian*	38	Vice President, Investor Relations
D. Rick Linhardt*	62	Vice President, Tax
Glenn M. Plumby*	61	Executive Vice President and Chief Operating Officer, Speedway LLC
* Corporate officer.

Mr. Hennigan was appointed President and Chief Executive Officer effective March 2020, and as a member of the Board of Directors effective April 2020. He also has served as Chief Executive Officer of MPLX since November 2019 and as President since June 2017. Before joining MPLX, Mr. Hennigan was President, Crude, NGL and Refined Products, of the general partner of Energy Transfer Partners L.P., an energy service provider. He was President and Chief Executive Officer of Sunoco Logistics Partners L.P., an oil and gas transportation, terminalling and storage company, from 2012 to 2017, President and Chief Operating Officer beginning in 2010, and Vice President, Business Development, beginning in 2009.
Ms. Mannen was appointed Executive Vice President and Chief Financial Officer effective January 25, 2021. Before joining MPC, she served as Executive Vice President and Chief Financial Officer of TechnipFMC (a successor to FMC Technologies, Inc.), a global leader in subsea, onshore/offshore, and surface projects for the energy industry, since 2017, having previously served as Executive Vice President and Chief Financial Officer of FMC Technologies, Inc. since 2014, Senior Vice President and Chief Financial Officer since 2011, and in various positions of increasing responsibility with FMC Technologies, Inc. since 1986.
Mr. Griffith was appointed President, Speedway LLC, effective July 2019. Prior to this appointment, he served as Senior Vice President and Chief Financial Officer beginning in 2015, Vice President, Finance and Investor Relations, and Treasurer beginning in 2014, and Vice President of Finance and Treasurer beginning in 2011.
Mr. Brooks was appointed Executive Vice President, Refining, effective October 2018. Prior to this appointment, he served as Senior Vice President, Refining, beginning in March 2016, General Manager of the Galveston Bay refinery beginning in 2013, General Manager of the Robinson refinery beginning in 2010, and General Manager of the St. Paul Park, Minnesota refinery beginning in 2006.
Mr. Davis was appointed Executive Vice President and Chief Commercial Officer effective February 1, 2021. Before joining MPC, he spent 32 years with Royal Dutch Shell, a multinational oil and gas company, in roles spanning the full oil and gas value chain, including most recently as Global Vice President, Energy Solutions, from 2016 to 2020. Previous positions with Royal Dutch Shell include service as Group Vice President, Corporate Strategy, from 2014 to 2016, Global Vice President, Base Chemicals, from 2011 to 2014, Global Vice President, Downstream Strategy, from 2009 to 2011 and General Manager, Refining and Supply Strategy, from 2005 to 2009.
Ms. Gagle was appointed General Counsel and Senior Vice President, Government Affairs, effective February 24, 2021. Prior to this appointment, she served as General Counsel beginning in March 2016, Assistant General Counsel, Litigation and Human Resources, beginning in 2011, Senior Group Counsel, Downstream Operations, beginning in 2010, and Group Counsel, Litigation, beginning in 2003.
Ms. Laird was appointed Chief Human Resources Officer and Senior Vice President, Communications, effective February 24, 2021. Prior to this appointment, she served as Chief Human Resources Officer beginning in October 2018, having previously served as Chief Human Resources Officer at Andeavor beginning in February 2018. Before joining Andeavor, Ms. Laird was Chief Human Resources and Communications Officer for Newell Brands, a global consumer goods company, beginning in May 2016 and Executive Vice President, Human Resources, for Unilever, a global consumer goods company, beginning in 2011.
Mr. Powell was appointed Chief Digital Officer and Senior Vice President effective July 20, 2020. Before joining MPC, he served as Vice President and Chief Information Officer (“CIO”) at GE Healthcare, a segment of General Electric Company (“GE”) that provides medical technologies and services, beginning in April 2018, having previously served as Senior Vice President and CIO, Services, of GE, a multinational conglomerate, since January 2017 and CIO, Power Services, with GE Power since 2014, and in various positions of increasing responsibility with GE and its subsidiaries since 2000.
Mr. Case was appointed Senior Vice President, Western Refining Operations, effective October 2018. Prior to this appointment, he served as General Manager of the Garyville refinery beginning in 2014, and General Manager of the Detroit refinery beginning in 2010.
Mr. Heppner was appointed Senior Vice President, Strategy and Business Development, effective February 24, 2021. Prior to this appointment, he served as Vice President, Commercial and Business Development, beginning in October 2018, Senior Vice President of Engineering Services and Corporate Support of Speedway LLC beginning in 2014, and Director, Wholesale Marketing, beginning in 2010.

Mr. Hernandez was appointed Senior Vice President, Eastern Refining Operations, effective October 2018. Prior to this appointment, he served as General Manager of the Galveston Bay refinery beginning in February 2016, and General Manager of the Catlettsburg refinery beginning in 2013.
Mr. Hessling was appointed Senior Vice President, Global Feedstocks, effective February 24, 2021. Prior to this appointment, he served as Senior Vice President, Crude Oil Supply and Logistics, beginning in October 2018, Manager, Crude Oil & Natural Gas Supply and Trading, beginning in 2014, and Crude Oil Logistics & Analysis Manager beginning in 2011.
Mr. Kaczynski was appointed Senior Vice President, Finance, and Treasurer effective February 24, 2021. Prior to this appointment, he served as Vice President, Finance, and Treasurer since 2015. Before joining MPC, Mr. Kaczynski was Vice President and Treasurer of Goodyear Tire and Rubber Company, one of the world’s largest tire manufacturers, beginning in 2014, and Vice President, Investor Relations, beginning in 2013.
Mr. Partee was appointed Senior Vice President, Global Clean Products, effective February 24, 2021. Prior to this appointment, he served as Senior Vice President, Marketing, beginning in October 2018, Vice President, Business Development, beginning in February 2018, Director of Business Development beginning in January 2017, Manager of Crude Oil Logistics beginning in 2014, and Vice President, Business Development and Franchise, at Speedway beginning in 2012.
Mr. Quaid was appointed Senior Vice President and Controller effective April 1, 2020. Prior to this appointment, he served as Vice President and Controller beginning in 2014. Before joining MPC, Mr. Quaid was Vice President of Iron Ore at United States Steel Corporation, an integrated steel producer, beginning in 2014, and Vice President and Treasurer beginning in 2011.
Mr. Wilkins was appointed Senior Vice President, Health, Environment, Safety and Security, effective February 24, 2021. Prior to this appointment, he served as Vice President, Environment, Safety and Security, beginning in October 2018, Director, Environment, Safety, Security and Product Quality, beginning in February 2016, and Director, Refining Environmental, Safety, Security and Process Safety Management, beginning in 2013.
Ms. Benson was appointed Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary effective June 2018, having previously served as Vice President, Chief Compliance Officer and Corporate Secretary since March 2016. Prior to her 2016 appointment, she served as Assistant General Counsel, Corporate and Finance, beginning in 2012, and Group Counsel, Corporate and Finance, beginning in 2011.
Ms. Kazarian was appointed Vice President, Investor Relations, effective April 2018. Before joining MPC, she was Managing Director and head of the MLP, Midstream and Refining Equity Research teams at Credit Suisse, a global investment bank and financial services company, beginning in September 2017. Previously, Ms. Kazarian was Managing Director of MLP, Midstream and Natural Gas Equity Research at Deutsche Bank, a global investment bank and financial services company, beginning in 2014, and an analyst specializing on various energy industry subsectors with Fidelity Management & Research Company, a privately held investment manager, beginning in 2005.
Mr. Linhardt was appointed Vice President, Tax, effective February 2018. Prior to this appointment, he served as Director of Tax beginning in June 2017, and Manager of Tax Compliance beginning in 2013.
Mr. Plumby was appointed Executive Vice President and Chief Operating Officer, Speedway LLC, effective August 2019. Prior to this appointment, he served as Senior Vice President and Chief Operating Officer, Speedway LLC, beginning in January 2018, Senior Vice President of Operations, Speedway LLC, beginning in 2013, and Vice President of Operations, Speedway LLC, beginning in 2010.

Available Information
General information about MPC, including our Corporate Governance Principles, our Code of Business Conduct and our Code of Ethics for Senior Financial Officers, can be found at www.marathonpetroleum.com under the “Investors” tab by selecting “Corporate Governance.” In addition, our Code of Business Conduct and Code of Ethics for Senior Financial Officers are also available in this same location. We will post on our website any amendments to, or waivers from, either of our codes requiring disclosure under applicable rules within four business days of the amendment or waiver. Charters for the Audit Committee, Compensation and Organization Development Committee, Corporate Governance and Nominating Committee and Sustainability Committee are also available at this site under the “About” tab by selecting “Board of Directors.”
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
ITEM 1A. RISK FACTORS
You should carefully consider each of the following risks and all the other information contained in this Annual Report on Form 10-K in evaluating us and our common stock. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Our business, financial condition, results of operations and cash flows could be materially and adversely affected by these risks, and, as a result, the trading price of our common stock could decline.
Business and Operational Risks
The COVID-19 pandemic resulted in a significant decrease in demand for the petroleum products that we manufacture, sell, transport and store, which has had, and may continue to have, a material and adverse effect on our business and on general economic, financial and business conditions.
The COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity. Travel restrictions, business and school closures, increased remote work, stay-at-home orders and other actions taken by individuals, governments and the private sector to stem the spread of the virus have significantly reduced global economic activity, significantly reduced demand for the petroleum products that we manufacture, sell, transport and store, and contributed to increased market and oil price volatility. Our refinery utilization and operating margins and other aspects of our business have been adversely impacted by these developments.
During 2020, there were significant variations in the market prices of products held in our inventories. In each quarter of 2020, these variations required us to record either inventory valuation charges or benefits to reflect the valuation of our inventories at the lower of cost or market.
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
Resurgences in COVID-19 infections could result in the imposition of new stay-at-home orders or other restrictions to slow the spread of the virus, which could further weaken demand for the petroleum products we manufacture, sell, transport and store, and could contribute to increased market and oil price volatility.
A prolonged period of economic slowdown or recession, or a protracted period of depressed prices for crude oil or refined petroleum products, could continue to have significant and adverse consequences for our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity, trigger additional impairments and negatively affect our ability to obtain adequate crude oil volumes and to market certain of our products at favorable prices, or at all.
The ultimate extent to which COVID-19 will continue to negatively affect us and our customers, suppliers and other counterparties will depend largely on the length and severity of the pandemic; actions taken by individuals, governments and the private sector to stem the spread of the virus; general economic conditions; and the availability and widespread distribution and use of safe and effective vaccines, all of which cannot be predicted with certainty.
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
Our operating results, cash flows, future rate of growth, the carrying value of our assets and our ability to execute share repurchases and continue the payment of our base dividend are highly dependent on the margins we realize on our refined products. Historically, refining and marketing margins have been volatile, and we believe they will continue to be volatile. Our margins from the sale of gasoline and other refined products are influenced by a number of conditions, including the price of crude oil. The price of crude oil and the price at which we can sell our refined products may fluctuate independently due to a variety of regional and global market factors that are beyond our control, including:
•worldwide and domestic supplies of and demand for crude oil and refined products;
•transportation infrastructure availability, local market conditions and operation levels of other refineries in our markets;
•natural gas and electricity supply costs incurred by refineries;
•political instability, threatened or actual terrorist incidents, armed conflict or other global political conditions;
•local weather conditions;
•seasonality of demand in our marketing areas due to increased highway traffic in the spring and summer months;
•natural disasters such as hurricanes and tornadoes;
•domestic and foreign governmental regulations and taxes; and
•local, regional, national and worldwide economic conditions.
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
Lower refining and marketing margins have in the past, and may in the future, lead us to reduce the amount of refined products we produce, which may reduce our revenues, income from operations and cash flows. Significant reductions in refining and marketing margins could require us to reduce our capital expenditures, impair the carrying value of our assets (such as property, plant and equipment, inventory or goodwill), and require us to re-evaluate practices regarding our repurchase activity and dividends.
Legal, technological, political and scientific developments regarding emissions and fuel efficiency may decrease demand for transportation fuels.
Developments aimed at reducing greenhouse gas emissions or increasing vehicle efficiency may decrease the demand or increase the cost for our transportation fuels. In March 2020, the U.S. Environmental Protection Agency (the “EPA”) and the U.S. Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) released the final Safer Affordable Fuel-Efficient (“SAFE”) Vehicles Rule setting corporate average fuel economy (“CAFE”) and carbon dioxide (“CO2”) standards for model years 2021 through 2026 passenger cars and light trucks. The final rule increases the stringency of CAFE and CO2 emission standards by 1.5 percent each year from model years 2021 through 2026. The rule has been challenged in court and could be revised by the Biden Administration through notice and comment rulemaking. In addition, California’s governor issued an executive order requiring sales of all new passenger vehicles in the state be zero-emission by 2035. Other states have, or may issue, zero-emission vehicle mandates. Future developments involving climate change and environmental laws and regulations may require heightened fuel efficiency standards.
Government efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation may foster a negative perception toward transportation fuels or increase costs for our products. New technologies that increase fuel efficiency or offer alternative vehicle power sources and the proliferation of alternative-fuel vehicles (i.e., vehicles that do not use petroleum-based transportation fuels or that are powered by hybrid engines) may result in decreased demand for petroleum-based transportation fuel. These developments could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Our operations are subject to business interruptions and casualty losses, which could materially and adversely affect our operations, financial condition, results of operations and cash flows.
Our operations are subject to business interruptions, such as scheduled and unscheduled refinery turnarounds, unplanned maintenance, explosions, fires, refinery or pipeline releases, power outages, severe weather, labor disputes, acts of terrorism, or other natural or man-made disasters. The inability to operate one or more of our facilities due to any of these events could significantly impair our ability to manufacture our products.
Explosions, fires, refinery or pipeline releases, product quality or other incidents may result in serious personal injury or loss of human life, significant damage to property and equipment, environmental pollution, impairment of operations and substantial losses to us. We have experienced certain of these incidents in the past. For assets located near populated areas, the level of damage resulting from these risks could be greater.
In addition, we operate in and adjacent to environmentally sensitive waters where tanker, pipeline, rail car and refined product transportation and storage operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Certain of our refineries receive crude oil and other feedstocks by tanker or barge. MPLX operates a fleet of boats and barges to transport light products, heavy oils, crude oil, renewable fuels, chemicals and feedstocks to and from refineries and terminals owned by MPC. Transportation and storage of crude oil, other feedstocks and refined products over and adjacent to water involves inherent risk and subjects us to the provisions of the OPA-90 and state laws in U.S. coastal and Great Lakes states and states bordering inland waterways on which we operate, as well as international laws in the jurisdictions in which we operate. If we are unable to promptly and adequately contain any accident or discharge involving tankers, pipelines, rail cars or above ground storage tanks transporting or storing crude oil, other feedstocks or refined products, we may be subject to substantial liability. In addition, the service providers contracted to aid us in a discharge response may be unavailable due to weather conditions, governmental regulations or other local or global events.
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
We are heavily dependent on our information technology systems (and those of our third-party business partners, whether cloud-based or hosted on proprietary servers), including our network infrastructure and cloud applications, for the safe and effective operation of our business. We rely on such systems to process, transmit and store electronic information, including financial records and personally identifiable information such as employee, customer, investor and payroll data, and to manage or support a variety of business processes, including our supply chain, pipeline operations, gathering and processing operations, retail sales, credit card payments and authorizations at our retail outlets, financial transactions, banking and numerous other processes and transactions. Our systems and infrastructure are subject to damage or interruption from a number of potential sources including natural disasters, malware, power failures, cyber-attacks and other events. We also face various other cybersecurity threats from criminal hackers and employee malfeasance, including threats to gain unauthorized access to our computer network and systems or render data or systems unusable.

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
Any cybersecurity incident involving our information technology systems or those of our third-party business partners could result in theft, destruction, loss, misappropriation or release of confidential financial and other data, intellectual property, customer awards or loyalty points; give rise to remediation or other expenses; expose us to liability under federal and state laws; reduce our customers’ willingness to do business with us; disrupt the services we provide to customers; and subject us to litigation and legal liability under federal and state laws. Any of such results could have a material and adverse effect on our reputation, business, financial condition, results of operations and cash flows.
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
We have agreed to sell Speedway to 7-Eleven. Nevertheless, pending closing of the Speedway sale, which remains subject to customary closing conditions and the receipt of regulatory approvals, we still face strong competition in the market for the retail sale of transportation fuels and merchandise. Our competitors include outlets owned or operated by fully integrated major oil companies or their dealers or jobbers, and other well-recognized national or regional retail outlets, often selling transportation fuels and merchandise at very competitive prices. Non-traditional transportation fuel retailers, such as supermarkets, club stores and mass merchants, may be better able to withstand volatile market conditions or levels of low or no profitability in the retail segment of the market. These retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales, which could in turn pressure us to offer similar discounts. Additionally, the loss of market share by our convenience stores to these and other retailers relating to either transportation fuels or merchandise could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
A significant decrease in oil and natural gas production in MPLX’s areas of operation may adversely affect MPLX’s business, financial condition, results of operations and cash available for distribution to its unitholders, including MPC.
A significant portion of MPLX’s operations is dependent on the continued availability of natural gas and crude oil production. The production from oil and natural gas reserves and wells owned by its producer customers will naturally decline over time, which means that MPLX’s cash flows associated with these wells will also decline over time. To maintain or increase throughput levels and the utilization rate of MPLX’s facilities, MPLX must continually obtain new oil, natural gas, NGL and refined product supplies, which depend in part on the level of successful drilling activity near its facilities, its ability to compete for volumes from successful new wells and its ability to expand its system capacity as needed.

We have no control over the level of drilling activity in the areas of MPLX’s operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by demand, prevailing and projected energy prices, drilling costs, operational challenges, access to downstream markets, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital. Reductions in exploration or production activity in MPLX’s areas of operations could lead to reduced throughput on its pipelines and utilization rates of its facilities.
Decreases in energy prices can decrease drilling activity, production rates and investments by third parties in the development of new oil and natural gas reserves. The prices for oil, natural gas and NGLs depend upon factors beyond our control, including global and local demand, production levels, changes in interstate pipeline gas quality specifications, imports and exports, seasonality and weather conditions, economic and political conditions domestically and internationally and governmental regulations. Sustained periods of low prices could result in producers deciding to limit their oil and gas drilling operations, which could substantially delay the production and delivery of volumes of oil, natural gas and NGLs to MPLX’s facilities and adversely affect their revenues and cash available for distribution to us.
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
Our facilities are subject to potential acute physical risks, such as floods, hurricane-force winds, wildfires and snowstorms, and potential chronic physical risks, such as sea-level rise or water shortages. If any such events were to occur, they could have an adverse effect on our assets and operations. We have incurred and will continue to incur additional costs to protect our assets and operations from such physical risks and employ the evolving technologies and processes available to mitigate such risks. To the extent such severe weather events or other climate conditions increase in frequency and severity, we may be required to modify operations and incur costs that could materially and adversely affect our business, financial condition, results of operations and cash flows.
We are subject to risks arising from our operations outside the United States and generally to worldwide political and economic developments.
We operate and sell some of our products outside the United States, particularly in Mexico, South America and Asia. Our business, financial condition, results of operations and cash flows could be negatively impacted by disruptions in any of these markets, including economic instability, restrictions on the transfer of funds, duties and tariffs, transportation delays, difficulty in enforcing contractual provisions, import and export controls, changes in governmental policies, labor unrest, security issues involving key personnel and changing regulatory and political environments. Global outbreaks of infectious diseases, such as the current COVID-19 pandemic, could affect demand for refined products and economic conditions generally. In addition, if trade relationships deteriorate with these countries, if existing trade agreements are modified or terminated, if new economic sanctions relevant to such jurisdictions are passed or if taxes, border adjustments or tariffs make trading with these countries more costly, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our investments in joint ventures could be adversely affected by our reliance on our joint venture partners and their financial condition, and our joint venture partners may have interests or goals that are inconsistent with ours.
We conduct some of our operations through joint ventures in which we share control over certain economic and business interests with our joint venture partners. Our joint venture partners may have economic, business or legal interests or goals that are inconsistent with our goals and interests or may be unable to meet their obligations. Failure by us, or an entity in which we have an interest, to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and adversely affect our reputation, business, financial condition, results of operations and cash flows.
Terrorist attacks aimed at our facilities or that impact our customers or the markets we serve could adversely affect our business.
Refining, gathering and processing, pipeline and terminal infrastructure, and other energy assets, may be future targets of terrorist organizations. Any terrorist attack on our facilities, those of our customers and, in some cases, those of other energy assets, could have a material adverse effect on our business. Similarly, any future terrorist attacks that severely disrupt the markets we serve could materially and adversely affect our results of operations, financial position and cash flows.
Financial Risks
We have significant debt obligations; therefore, our business, financial condition, results of operations and cash flows could be harmed by a deterioration of our credit profile or downgrade of our credit ratings, a decrease in debt capacity or unsecured commercial credit available to us, or by factors adversely affecting credit markets generally.
At December 31, 2020, our total debt obligations for borrowed money and finance lease obligations were $32.17 billion, including $20.54 billion of obligations of MPLX and its subsidiaries and $130 million of obligations of Speedway. We may incur substantial additional debt obligations in the future.
Our indebtedness may impose various restrictions and covenants on us that could have material adverse consequences, including:
•increasing our vulnerability to changing economic, regulatory and industry conditions;
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;
•limiting our ability to pay dividends to our stockholders;
•limiting our ability to borrow additional funds; and
•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends and other purposes.

A decrease in our debt or commercial credit capacity, including unsecured credit extended by third-party suppliers, or a deterioration in our credit profile could increase our costs of borrowing money and limit our access to the capital markets and commercial credit. Our credit rating is determined by independent credit rating agencies. We cannot provide assurance that any of our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. The planned Speedway sale could be a factor causing or contributing to a future determination by one or more of the rating agencies to lower our credit rating. Any changes in our credit capacity or credit profile could materially and adversely affect our business, financial condition, results of operations and cash flows.
We have a trade receivables securitization facility that provides liquidity of up to $750 million depending on the amount of eligible domestic trade accounts receivables outstanding. In periods of lower prices, we may not have sufficient eligible accounts receivables to support full availability of this facility.
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
The expected phase out of LIBOR could impact the interest rates paid on our variable rate indebtedness and could cause our interest expense to increase.
A portion of our borrowing capacity and outstanding indebtedness bears interest at a variable rate based on LIBOR. The ICE Benchmark Administration Limited (“ICE”) announced that it will cease calculating and publishing all USD LIBOR tenors on June 30, 2023 and cease calculating and publishing certain USD LIBOR tenors on December 31, 2021. Further, U.K. and U.S. regulatory authorities have recently issued statements encouraging banks to cease entering into new USD LIBOR based loans as soon as possible and by no later than December 31, 2021 and to continue to transition away from USD LIBOR based loans in preparation of ICE ceasing to calculate and public LIBOR based rates on June 30, 2023. These developments may cause fluctuations in LIBOR rates and pricing of USD LIBOR based loans that are not transitioned to a new benchmark rate.
The agreements that govern our variable rate indebtedness contain customary transition and fallback provisions in contemplation of the cessation of LIBOR. Nevertheless, at this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR, other benchmarks or floating rate indebtedness. Uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates or other reforms may materially adversely affect the trading market for securities linked to such benchmarks. Furthermore, the use of alternative reference rates or other reforms could cause the market value of, the applicable interest rate on and the amount of interest paid on our floating rate indebtedness to be materially different than expected and could materially adversely impact our ability to refinance such floating rate indebtedness or raise future indebtedness on a cost effective basis.
We may incur losses and additional costs as a result of our forward-contract activities and derivative transactions.
We currently use commodity derivative instruments, and we expect to continue their use in the future. If the instruments we use to hedge our exposure to various types of risk are not effective, we may incur losses. Derivative transactions involve the risk that counterparties may be unable to satisfy their obligations to us. The risk of counterparty default is heightened in a poor economic environment. In addition, we may be required to incur additional costs in connection with future regulation of derivative instruments to the extent it is applicable to us.
We do not insure against all potential losses, and, therefore, our business, financial condition, results of operations and cash flows could be adversely affected by unexpected liabilities and increased costs.
We maintain insurance coverage in amounts we believe to be prudent against many, but not all, potential liabilities arising from operating hazards. Uninsured liabilities arising from operating hazards such as explosions, fires, refinery or pipeline releases, cybersecurity breaches or other incidents involving our assets or operations, could reduce the funds available to us for capital and investment spending and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Historically, we also have maintained insurance coverage for physical damage and resulting business interruption to our major facilities, with significant self-insured retentions. In the future, we may not be able to maintain insurance of the types and amounts we desire at reasonable rates.
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
As of December 31, 2020, our balance sheet reflected $8.3 billion and $2.4 billion of goodwill and other intangible assets, respectively. In 2020, we recorded approximately $7.4 billion and $177 million in goodwill and other intangible asset impairment expense, respectively. To the extent the value of goodwill or intangible assets becomes further impaired, we may be required to incur additional material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
Large capital projects can take years to complete, and market conditions could deteriorate significantly between the project approval date and the project startup date, negatively impacting project returns.
We have several large capital projects underway, including the activities associated with the conversion of the Martinez refinery to a renewable diesel facility. Delays in completing capital projects or making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we produce. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:
•denials of, delays in receiving, or revocations of requisite regulatory approvals or permits;
•unplanned increases in the cost of construction materials or labor;
•disruptions in transportation of components or construction materials;
•adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors or suppliers;
•shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•market-related increases in a project’s debt or equity financing costs;
•nonperformance by, or disputes with, vendors, suppliers, contractors or subcontractors; and
•delays due to citizen, state or local political or activist pressure.
Any one or more of these factors could have a significant impact on our ongoing capital projects. If we were unable to make up the delays associated with such factors or to recover the related costs, or if market conditions change, it could materially and adversely affect our business, financial condition, results of operations and cash flows.
Legal and Regulatory Risks
We expect to continue to incur substantial capital expenditures and operating costs to meet the requirements of evolving environmental or other laws or regulations. Future environmental laws and regulations may impact our current business plans and reduce demand for our products.
Our business is subject to numerous environmental laws and regulations. These laws and regulations continue to increase in both number and complexity and affect our business. Laws and regulations expected to become more stringent relate to the following:
•the emission or discharge of materials into the environment,
•solid and hazardous waste management,
•the regulatory classification of materials currently or formerly used in our business,
•pollution prevention,
•greenhouse gas emissions,
•climate change,

•characteristics and composition of transportation fuels, including the quantity of renewable fuels that must be blended into transportation fuels,
•public and employee safety and health,
•permitting,
•inherently safer technology, and
•facility security.
The specific impact of laws and regulations, and their enforcement, on us and our competitors may vary depending on a number of factors, including the age and location of operating facilities, marketing areas, crude oil and feedstock sources, production processes and subsequent judicial interpretation of such laws and regulations. We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures to modify operations, install pollution control equipment, perform site cleanups or curtail operations. We may also face liability for personal injury, property damage, natural resource damage or clean-up costs due to alleged contamination and/or exposure to chemicals or other regulated materials, such as various perfluorinated compounds, including perfluorooctanoate, perfluorooctane sulfonate, perfluorohexane sulfonate, or other per-and polyfluoroalkyl substances, benzene, MTBE and petroleum hydrocarbons, at or from our facilities. Such expenditures could materially and adversely affect our business, financial condition, results of operations and cash flows.
Increased regulation of hydraulic fracturing and other oil and gas production activities could result in reductions or delays in U.S. production of crude oil and natural gas, which could adversely affect our results of operations and financial condition.
While we do not conduct hydraulic fracturing operations, we do provide gathering, processing and fractionation services with respect to natural gas and natural gas liquids produced by our customers as a result of such operations. Our refineries are also supplied in part with crude oil produced from unconventional oil shale reservoirs. A range of federal, state and local laws and regulations currently govern or, in some cases, prohibit, hydraulic fracturing in some jurisdictions. Stricter laws, regulations and permitting processes may be enacted in the future. For example, President Biden has suspended new oil and gas permitting on public lands and properties, and has proposed modifying royalties to account for climate costs. If these or other federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing or other oil and gas production activities are enacted or expanded, such efforts could impede oil and gas production, increase producers’ cost of compliance, and result in reduced volumes available for our midstream assets to gather, process and fractionate.
Climate change and greenhouse gas emission regulation could affect our operations, energy consumption patterns and regulatory obligations, any of which could affect our results of operations and financial condition.
Currently, multiple legislative and regulatory measures to address greenhouse gas (including carbon dioxide, methane and nitrous oxides) and other emissions are in various phases of consideration, promulgation or implementation. These include actions to develop international, federal, regional or statewide programs, which could require reductions in our greenhouse gas or other emissions, establish a carbon tax and decrease the demand for refined products. Requiring reductions in these emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any emissions programs, including acquiring emission credits or allotments.
For example, in 2017, the California state legislature adopted AB 398, which provides direction and parameters on utilizing cap and trade after 2020 to meet the 40 percent reduction target from 1990 levels by 2030 specified in SB 32. Compliance with the cap and trade program is demonstrated through a market-based credit system. Additionally, the CARB is now exploring the potential for additional greenhouse gas reductions by 2045 via a yet undefined carbon neutrality standard. Other states are proposing, or have already promulgated, low carbon fuel standards or similar initiatives to reduce emissions from the transportation sector. If we are unable to pass the costs of compliance on to our customers, sufficient credits are unavailable for purchase, we have to pay a significantly higher price for credits, or if we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected.
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
International climate change-related efforts, such as the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, may impact the regulatory framework of states whose policies directly influence our present and future operations. Though the United States had withdrawn from the Paris Agreement, President Biden issued an executive order recommitting the United States to the Paris Agreement on January 20, 2021. President Biden also issued an Executive Order on climate change in which he announced putting the U.S. on a path to achieve net-zero carbon emissions, economy-wide, by 2050. The Executive Order also calls for the federal government to pause oil and gas leasing on federal lands, reduce methane emissions from the oil and gas sector as quickly as possible, and requires federal permitting decisions to consider the effects of greenhouse gas emissions and climate change. In a second Executive Order, President Biden reestablished a working group to develop the social cost of carbon and the social cost of methane. The social cost of carbon and social cost of methane can be used to weigh the costs and benefits of proposed regulations. A higher social cost of carbon could support more stringent greenhouse gas emission regulation.
The scope and magnitude of the changes to U.S. climate change strategy under the Biden administration and future administrations, however, remain subject to the passage of legislation and interpretation and action of federal and state regulatory bodies; therefore, the impact to our industry and operations due to greenhouse gas regulation is unknown at this time.
Energy assets and companies are subject to increasing environmental and climate-related litigation.
Governmental and other entities in various U.S. states have filed lawsuits against coal, gas, oil and petroleum companies, including us. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions. Additionally, private plaintiffs and government parties have undertaken efforts to shut down energy assets by challenging operating permits, the validity of easements or the compliance with easement conditions. For example, the Dakota Access Pipeline, in which MPLX has a minority interest, has been subject to litigation in which plaintiffs have challenged the validity of an easement necessary for the operation of the pipeline and demanded a permanent shutdown of the pipeline. There remains a high degree of uncertainty regarding the ultimate outcome of these types of proceedings, as well as their potential effect on our business, financial condition, results of operation and cash flows.
We are subject to risks associated with societal and political pressures and other forms of opposition to the development, transportation and use of carbon-based fuels. Such risks could adversely impact our business and ability to realize certain growth strategies.
We operate and develop our business with the expectation that regulations and societal sentiment will continue to enable the development, transportation and use of carbon-based fuels. However, policy decisions relating to the production, refining, transportation, storage and marketing of carbon-based fuels are subject to political pressures and the influence and protests of environmental and other special interest groups.
The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to pipelines, negative public perception regarding the oil and gas industry, and concerns regarding greenhouse gas emissions downstream of pipeline operations. In addition, government disruptions may delay or halt the granting and renewal of permits, licenses and other items required by us and our customers to conduct our business. Our expansion or construction projects may not be completed on schedule (or at all), or at the budgeted cost. We also may be required to incur additional costs and expenses in connection with the design and installation of our facilities due to their location and the surrounding terrain. We may be required to install additional facilities, incur additional capital and operating expenditures, or experience interruptions in or impairments of our operations to the extent that the facilities are not designed or installed correctly.
Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time and we may not receive any material increases in revenues until after completion of the project, if at all. Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities (including improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted internal rates of return and operating results, thereby limiting our ability to grow and generate cash flows.
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
We currently are defending litigation and anticipate we will be required to defend new litigation in the future. Our operations, including those of MPLX, and those of our predecessors could expose us to litigation and civil claims by private plaintiffs for alleged damages related to contamination of the environment or personal injuries caused by releases of hazardous substances from our facilities, products liability, consumer credit or privacy laws, product pricing or antitrust laws or any other laws or regulations that apply to our operations. While an adverse outcome in most litigation matters would not be expected to be material to us, in class-action litigation, large classes of plaintiffs may allege damages relating to extended periods of time or other alleged facts and circumstances that could increase the amount of potential damages. Attorneys general and other government officials have in the past and may in the future pursue litigation in which they seek to recover civil damages from companies on behalf of a state or its citizens for a variety of claims, including violation of consumer protection and product pricing laws or natural resources damages. We are defending litigation of that type and anticipate that we will be required to defend new litigation of that type in the future. If we are not able to successfully defend such litigation, it may result in liability to our company that could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition to substantial liability, plaintiffs in litigation may also seek injunctive relief which, if imposed, could have a material adverse effect on our future business, financial condition, results of operations and cash flows.
A portion of our workforce is unionized, and we may face labor disruptions that could materially and adversely affect our business, financial condition, results of operations and cash flows.
Approximately 3,771 of our employees are covered by collective bargaining agreements. Of these employees, approximately 192 employees at our St. Paul Park refinery are covered by a collective bargaining agreement which expired on December 31, 2020. Approximately 231 employees at our El Paso refinery are covered by a collective bargaining agreement scheduled to expire in April 2021. Approximately 2,390 employees at our Anacortes, Canton, Catlettsburg, Galveston Bay, Los Angeles, Mandan, Martinez and Salt Lake City refineries are covered by collective bargaining agreements that are due to expire on February 1, 2022. The remaining 958 hourly represented employees are covered by collective bargaining agreements with expiration dates ranging from 2021 to 2024. These agreements may be renewed at an increased cost to us. In addition, we have experienced in the past, and may experience in the future, work stoppages as a result of labor disagreements. For example, approximately 192 workers at our St. Paul Park refinery have been on strike since January 21, 2021. Any prolonged work stoppages disrupting operations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, California requires refinery owners to pay prevailing wages to contract craft workers and restricts refiners’ ability to hire qualified employees to a limited pool of applicants. Legislation or changes in regulations could result in labor shortages, higher labor costs, and an increased risk that contract workers become joint employees, which could trigger bargaining issues, and wage and benefit consequences, especially during critical maintenance and construction periods.

One of our subsidiaries acts as the general partner of a master limited partnership, which may expose us to certain legal liabilities.
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
If foreign investment in us or MPLX exceeds certain levels, MPLX could be prohibited from operating inland river vessels, which could adversely affect MPLX’s business, financial condition, results of operations and cash available for distribution to its unitholders, including MPC.
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
Our Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:
•any derivative action or proceeding brought on behalf of MPC;
•any action asserting a claim of breach of a fiduciary duty owed by any director or officer of MPC to MPC or its stockholders
•any action asserting a claim against MPC arising pursuant to any provision of the General Corporation Law of the State of Delaware, MPC’s Restated Certificate of Incorporation, any Preferred Stock Designation or the Bylaws of MPC; or
•any other action asserting a claim against MPC or any Director or officer of MPC that is governed by or subject to the internal affairs doctrine for choice of law purposes.

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
The existence of some provisions within our restated certificate of incorporation and amended and restated bylaws could discourage, delay or prevent a change in control of us that a stockholder may consider favorable. These include provisions:
•providing that our board of directors fixes the number of members of the board;
•providing for the division of our board of directors into three classes with staggered terms;
•providing that only our board of directors may fill board vacancies;
•limiting who may call special meetings of stockholders;
•prohibiting stockholder action by written consent, thereby requiring stockholder action to be taken at a meeting of the stockholders;
•establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
•establishing supermajority vote requirements for certain amendments to our restated certificate of incorporation;
•providing that our directors may only be removed for cause;
•authorizing a large number of shares of common stock that are not yet issued, which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us; and
•authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt.
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

Strategic Transaction Risks
Our pending sale of Speedway to 7-Eleven is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the Speedway sale could have a material and adverse effect on us. Even if completed, the Speedway sale may not achieve the intended benefits.
We have announced our agreement to sell Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven. The sale, which is targeted for completion in the first quarter of 2021, is subject to customary conditions. We and 7-Eleven may be unable to satisfy such conditions to the closing of the sale in a timely manner or at all and, accordingly, the Speedway sale may be delayed or may not be completed. Failure to complete the Speedway sale could have a material and adverse effect on us, including by delaying our strategic and other objectives relating to the separation of Speedway and adversely affecting our plans to use the proceeds from the sale to strengthen our balance sheet and return capital to our shareholders. Even if the sale is completed, we may not realize some or all the expected benefits. For example, we may be unable to utilize the proceeds from the sale as anticipated or capture the value we expect from our plans to strengthen our balance sheet and return capital to our shareholders. Executing the Speedway sale will require significant time and attention from management, which could divert attention from the management of our operations and the pursuit of our business strategies. If the proposed Speedway sale is completed, our diversification of revenue sources will diminish, and it is possible that our business, financial condition, results of operations and cash flows may be subject to increased volatility as a result.
General Risk Factors
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
Future acquisitions will involve the integration of new assets or businesses and may present substantial risks that could adversely affect our business, financial conditions, results of operations and cash flows.
Future transactions involving the addition of new assets or businesses will present potential risks, which may include, among others:
•inaccurate assumptions about future synergies, revenues, capital expenditures and operating costs;
•an inability to successfully integrate, or a delay in the successful integration of, assets or businesses we acquire;
•a decrease in our liquidity resulting from using a portion of our available cash or borrowing capacity under our revolving credit agreement to finance transactions;
•a significant increase in our interest expense or financial leverage if we incur additional debt to finance transactions;
•the assumption of unknown environmental and other liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
•the diversion of management’s attention from other business concerns;
•the loss of customers or key employees from the acquired business; and
•the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

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
REFINING & MARKETING
The table below sets forth the location and crude oil refining capacity for each of our refineries as of December 31, 2020. Refining throughput can exceed crude oil refining capacity due to the processing of other charge and blendstocks in addition to crude oil and the timing of planned turnaround and major maintenance activity.

Refinery	Crude Oil Refining Capacity (mbpcd)
Gulf Coast Region
Galveston Bay, Texas City, Texas	593
Garyville, Louisiana	578
Subtotal Gulf Coast region	1,171
Mid-Continent Region
Catlettsburg, Kentucky	291
Robinson, Illinois	253
Detroit, Michigan	140
El Paso, Texas	131
St. Paul Park, Minnesota	104
Canton, Ohio	97
Mandan, North Dakota	71
Salt Lake City, Utah	66
Subtotal Mid-Continent region	1,153
West Coast Region
Los Angeles, California	363
Anacortes, Washington	119
Kenai, Alaska	68
Subtotal West Coast region	550
2,874

The following table sets forth the location and capacity of our renewable fuel production facilities as of December 31, 2020.

Location	Capacity (gallons per year)
Dickinson, North Dakota	184 million
Cincinnati, Ohio	91 million
The company also progressed activities associated with the conversion of the Martinez refinery to a renewable diesel facility. The full capacity of the Martinez facility would be approximately 730 million gallons per year.

The following table sets forth the approximate number of locations where jobbers maintain branded outlets, marketing fuels under the Marathon, Shell, ARCO, Mobil, Tesoro and other brands, as of December 31, 2020.

Location	Number of Branded Outlets
Alabama	392
Alaska	44
Arizona	95
California	98
Colorado	12
District of Columbia	2
Florida	668
Georgia	365
Idaho	100
Illinois	201
Indiana	642
Iowa	4
Kentucky	515
Louisiana	37
Maryland	53
Mexico	261
Michigan	779
Minnesota	295
Mississippi	105
Nevada	13
New Mexico	36
New York	49
North Carolina	203
North Dakota	113
Ohio	819
Oregon	45
Pennsylvania	88
South Carolina	116
South Dakota	30
Tennessee	409
Texas	3
Utah	96
Virginia	160
Washington	67
West Virginia	107
Wisconsin	63
Wyoming	5
Total	7,090

The Refining & Marketing segment sells transportation fuels through long-term fuel supply contracts to direct dealer locations, primarily under the ARCO brand. The following table sets forth the number of direct dealer locations by state as of December 31, 2020.

Location	Number of Locations
Arizona	72
California	944
Nevada	63
New Mexico	12
Texas	1
Washington	1
Total	1,093
The following table sets forth details about our Refining & Marketing owned and operated terminals as of December 31, 2020. See the Midstream - MPLX section for information with respect to MPLX owned and operated terminals.

Owned and Operated Terminals	Number of Terminals	Tank Storage Capacity (thousand barrels)
Light Products Terminals:
Alaska	1	206
New York	1	328
Ohio	1	125
Subtotal light products terminals	3	659
Asphalt Terminals:
Florida	1	263
Indiana	1	120
Kentucky	4	548
Louisiana	1	54
Michigan	1	12
New York	1	417
Ohio	4	1,006
Pennsylvania	1	355
Tennessee	2	483
Subtotal asphalt terminals	16	3,258
Total owned and operated terminals	19	3,917

MIDSTREAM - MPLX
The following tables set forth certain information relating to MPLX’s crude oil, refined products and water pipeline and gathering systems and storage assets as of December 31, 2020.

Pipeline System or Storage Asset	Diameter (inches)	Length (miles)	Capacity(a)
Total crude oil pipeline systems(b)(c)(d)	2” - 48”	8,125	Various
Total refined products pipeline systems(b)(e)(f)	4” - 36”	5,655	Various
Water pipeline systems:
Belfield water system	3”- 6”	106	Various
Green River water system	4” - 8”	11	Various
Total		117
Barge Docks (thousand barrels)			2,490
Storage assets (thousand barrels):
Refinery Logistics - tank storage(g)			96,357
Mt. Airy Terminal			5,307
Tank Farms			32,911
Caverns			4,375
(a)All capacities reflect 100 percent of the pipeline systems’ and barge docks’ average capacity in thousands of barrels per day and 100 percent of the available storage capacity of our caverns and tank farms in thousands of barrels.
(b)Includes pipelines leased from third parties.
(c)Includes approximately 1,916 miles of pipeline in which MPLX has a 9.2 percent ownership interest, 168 miles of pipeline in which MPLX has a 35.0 percent ownership interest, 48 miles of pipeline in which MPLX has a 40.7 percent ownership interest, 57 miles of pipeline in which MPLX has a 58.5 percent ownership interest, 107 miles of pipeline in which MPLX has a 67.0 percent ownership interest and 975 miles of pipeline in which MPLX has a 17.0 percent ownership interest.
(d)Includes approximately 696 miles of inactive pipeline.
(e)Includes approximately 1,830 miles of pipeline in which MPLX has a 24.5 percent ownership interest, 87 miles of pipeline in which MPLX has a 65.16 percent ownership interest and 43 miles of refined product pipeline in which MPLX has a 25 percent interest.
(f)Includes approximately 247 miles of inactive pipeline.
(g)Refining logistics assets also include rail racks, truck racks and docks.

The following table sets forth details about MPLX owned and operated terminals as of December 31, 2020. Additionally, MPLX operates one leased terminal and has partial ownership interest in one terminal.

Owned and Operated Terminals	Number of Terminals	Tank Storage Capacity (thousand barrels)
Refined Products Terminals:
Alabama	2	443
Alaska	3	1,510
California	8	3,421
Florida	4	3,407
Georgia	4	982
Idaho	3	998
Illinois	4	1,221
Indiana	6	3,229
Kentucky	6	2,587
Louisiana	1	97
Michigan	8	2,440
Minnesota	1	13
New Mexico	3	711
North Carolina	3	1,508
North Dakota	1	1
Ohio	12	3,218
Pennsylvania	1	390
South Carolina	1	371
Tennessee	4	1,149
Texas	1	72
Utah	1	47
Washington	4	908
West Virginia	2	1,587
Subtotal light products terminals	83	30,310
Asphalt Terminals
Arizona	3	538
California	3	701
Minnesota	1	529
Nevada(a)	1	273
New Mexico	1	38
Texas	1	193
Subtotal asphalt terminals	10	2,272
Total owned and operated terminals	93	32,582
(a)    MPLX accounts for as an equity method investment.
The following table sets forth details about MPLX barges and towboats as of December 31, 2020.

Class of Equipment	Number in Class	Capacity (thousand barrels)
Inland tank barges(a)	300	7,931
Inland towboats	23	N/A
(a)    All of our barges are double-hulled.

The following tables set forth certain information relating to MPLX’s consolidated and operated joint venture gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines as of December 31, 2020. All throughputs and utilizations included are weighted-averages for days in operation.

Gas Processing Complexes	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput (MMcf/d)(a)	Utilization of Design Capacity(a)
Marcellus Shale	6,172	5,629	91%
Utica Shale	1,325	578	44%
Southern Appalachia	620	231	37%
Southwest(b)	2,067	1,361	68%
Bakken	190	136	72%
Rockies	1,472	502	34%
Total	11,846	8,437	72%
(a)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(b)    Centrahoma Processing LLC’s processing capacity of 550 MMcf/d and actual throughput of 176 MMcf/d are not included in this table as MPLX owns a non-operating 40 percent interest in this joint venture.

Fractionation & Condensate Stabilization Complexes	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)(a)	Utilization of Design Capacity(a)
Marcellus Shale	427	310	82%
Utica Shale	23	12	52%
Southern Appalachia	24	12	50%
Southwest	11	7	64%
Bakken	34	25	74%
Rockies	61	4	7%
Total	580	370	69%
(a)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

De-ethanization Complexes	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)(a)	Utilization of Design Capacity(a)
Marcellus Shale	273	187	68%
Utica Shale	40	6	15%
Southwest	18	11	61%
Total	331	204	62%
(a)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

Natural Gas Gathering Systems	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput (MMcf/d)(a)	Utilization of Design Capacity(a)
Marcellus Shale	1,547	1,349	87%
Utica Shale	3,183	1,818	57%
Southwest	2,770	1,483	54%
Bakken	194	137	71%
Rockies	1,486	544	37%
Total	9,180	5,331	58%
(a)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

The following tables set forth certain information relating to MPLX’s NGL pipelines as of December 31, 2020.

NGL Pipelines	Diameter (inches)	Length (miles)	Design Throughput Capacity (mbpd)
Marcellus Shale	4” - 20”	442	Various
Utica Shale	4”- 12”	119	Various
Southern Appalachia	6” - 8”	138	35
Southwest(a)	6”	50	39
Bakken	8” - 12”	84	80
Rockies	8”	10	15
(a)    Includes 38 miles of inactive pipeline.
MIDSTREAM - MPC-RETAINED ASSETS AND INVESTMENTS
The following tables set forth certain information related to our crude oil and refined products pipeline systems not owned by MPLX.
As of December 31, 2020, we had partial ownership interests in the following pipeline companies.

Pipeline Company	Diameter (inches)	Length (miles)	Ownership Interest	Operated by MPL
Crude oil pipeline companies:
Capline Pipeline Company LLC	40”	644	33%	Yes
Gray Oak Pipeline, LLC	8”-30”	850	25%	No
LOOP(a)	48”	48	10%	No
Total		1,494
Refined products pipeline companies:
Ascension Pipeline Company LLC	12”	32	50%	No
Centennial Pipeline LLC(b)	24”-26”	796	50%	Yes
Muskegon Pipeline LLC	10”-12”	170	60%	Yes
Wolverine Pipe Line Company	6”-18”	798	6%	No
Total		1,796
(a)Represents interest retained by MPC and excludes MPLX’s 40.7 percent ownership interest in LOOP. Pipeline mileage is excluded from total as it is included with MPLX assets.
(b)All system pipeline miles are inactive.

As of December 31, 2020, we had a partial ownership interest in the following crude oil terminal.

Terminal	Ownership Interest	Tank Storage Capacity (million barrels)
South Texas Gateway Terminal LLC(a)	25%	8.6
(a)The tank storage capacity represents the capacity when the terminal is fully operational.
The following table sets forth details about the assets held by two ocean vessel joint ventures in which we hold a 50% interest as of December 31, 2020.

Class of Equipment	Number in Class	Capacity (thousand barrels)
Jones Act product tankers(a)	4	1,320
750 Series ATB vessels(b)	3	990
(a)Represents ownership through our indirect noncontrolling interest in Crowley Ocean Partners.
(b)Represents ownership through our indirect noncontrolling interest in Crowley Blue Water Partners.

DISCONTINUED OPERATIONS
Speedway sells transportation fuels and merchandise through convenience stores it owns and operates, primarily under the Speedway brand. The following table sets forth the number of company-owned convenience stores by state as of December 31, 2020.

Location	Number of Convenience Stores
Alabama	5
Alaska	31
Arizona	92
California	489
Colorado	12
Connecticut	1
Delaware	4
Florida	197
Georgia	9
Idaho	5
Illinois	129
Indiana	307
Kentucky	147
Massachusetts	108
Michigan	306
Minnesota	193
Nevada	9
New Hampshire	12
New Jersey	64
New Mexico	118
New York	328
North Carolina	264
Ohio	488
Oregon	12
Pennsylvania	110
Rhode Island	19
South Carolina	47
South Dakota	1
Tennessee	53
Texas	31
Utah	30
Virginia	59
Washington	30
West Virginia	57
Wisconsin	69
Wyoming	3
Total	3,839

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
Litigation
Climate Change
Governmental and other entities in various states have filed lawsuits against energy companies, including MPC. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions. The names of the courts in which the proceedings are pending and the dates instituted are as follows:

Plaintiff	Date Instituted	Name of Court(s) where pending
County of San Mateo, California	July 17, 2017	U.S. District Court (Northern District of California); U.S. Court of Appeals for the Ninth Circuit; U.S. Supreme Court
County of Marin, California	July 17, 2017	U.S. District Court (Northern District of California); U.S. Court of Appeals for the Ninth Circuit; U.S. Supreme Court
City of Imperial Beach, California	July 17, 2017	U.S. District Court (Northern District of California); U.S. Court of Appeals for the Ninth Circuit; U.S. Supreme Court
County of Santa Cruz, California	December 20, 2017	U.S. District Court (Northern District of California); U.S. Court of Appeals for the Ninth Circuit; U.S. Supreme Court
City of Santa Cruz, California	December 20, 2017	U.S. District Court (Northern District of California); U.S. Court of Appeals for the Ninth Circuit; U.S. Supreme Court
City of Richmond, California	January 22, 2018	U.S. District Court (Northern District of California); U.S. Court of Appeals for the Ninth Circuit; U.S. Supreme Court
State of Rhode Island	July 2, 2018	Superior Court of Providence County; U.S. Supreme Court
Mayor and City Council of Baltimore, Maryland	July 20, 2018	Circuit Court of Baltimore City; U.S. Supreme Court
Pacific Coast Federation of Fishermen’s Associations, Inc.	November 14, 2018	U.S. District Court (Northern District of California)
City and County of Honolulu, Hawaii	March 9, 2020	U.S. District Court (District of Hawaii)
City of Charleston, South Carolina	September 9, 2020	U.S. District Court (District of South Carolina)
State of Delaware	September 10, 2020	U.S. District Court (District of Delaware)
County of Maui, Hawaii	October 12, 2020	U.S. District Court (District of Hawaii)
City of Annapolis, Maryland	February 22, 2021	Circuit Court for Anne Arundel County, Maryland
Dakota Access Pipeline
In connection with MPLX’s 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, (collectively the “Bakken Pipeline system” or “DAPL”), MPLX has entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.

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
On July 6, 2020, the D.D.C. ordered vacatur of the easement to cross Lake Oahe during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps appealed the D.D.C.’s order to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals issued an administrative stay while the court considered Dakota Access and the Army Corps’ emergency motion for stay pending appeal. On August 5, 2020, the Court of Appeals stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. The Court of Appeals denied a stay of the D.D.C.’s March order, which required the EIS, and further denied a stay of the D.D.C.’s July order, which vacated the easement. On January 26, 2021, the Court of Appeals upheld the D.D.C.’s order vacating the easement while the Army Corps prepares the EIS. The Court of Appeals reversed the D.D.C.’s order to the extent it directed that the pipeline be shutdown and emptied of oil. In the D.D.C., briefing has been completed for a renewed request for an injunction. The pipeline remains operational.
If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. It is also expected that MPLX would contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2020, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million and we had an investment of $465 million in MarEn Bakken Company LLC, which includes our 9.19 percent direct interest in Dakota Access.
Tesoro High Plains Pipeline
In early July 2020, MPLX received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. MPLX appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue. On December 15, the Regional Director of the BIA issued a new trespass notice to THPP consistent with the Assistant Secretary of Indian Affairs order vacating the prior trespass order. The new order found that THPP was in trespass and assessed trespass damages of approximately $4MM (including interest). The order also required THPP to immediately cease and desist use of the portion of the pipeline that crosses the property at issue. The new order was appealed, and was upheld by the Assistant Secretary - Indian Affairs. THPP has complied with the Regional Director’s December 15, 2020 notice. On February 12, 2021, landowners filed suit in the U.S. District Court for the District of North Dakota, requesting, among other things, that decisions by the Assistant Secretary - Indian Affairs and the Interior Board of Indian Appeals be vacated as to the award of damages to plaintiffs.
MPLX continues to work towards a settlement of this matter with holders of the property rights at issue.
Environmental Proceedings
Item 103 of Regulation S-K promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $300,000. The following matters are disclosed in accordance with that requirement. We do not currently believe that the eventual outcome of any such matters, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Martinez Refinery
We are currently negotiating the settlement of 141 NOVs received from the Bay Area Air Quality Management District (“BAAQMD”). The NOVs were issued from 2011 to 2019 and allege violations of air quality regulations and the idled Martinez refinery’s air permit. While we are negotiating a settlement of the allegations with the BAAQMD through two separate enforcement actions, we cannot currently estimate the timing of the resolution of these matters.
On July 18, 2016, the U.S. Department of Justice (“DOJ”) lodged a complaint on behalf of the EPA and a Consent Decree in the U.S. Court for the Western District of Texas. Among other things, the Consent Decree required that the Martinez refinery meet certain annual emission limits for NOx by July 1, 2018. In February 2018, TRMC informed the EPA that it would need additional time to satisfy requirements of the Consent Decree. In the fourth quarter of 2019, TRMC and the United States entered into an agreement to amend the Consent Decree to resolve these issues. In light of the actions to strategically reposition the Martinez refinery to a renewable diesel facility, we are renegotiating the Consent Decree modification. Subject to final approval by the court, we expect that the renegotiated Consent Decree modification will no longer require the installation of a Selective Catalytic Reduction system to control NOx emissions from the now-idled fluid catalytic cracking unit, but will result in an increased civil penalty.
Gathering and Processing
In November 2020, we received an offer from the EPA to settle multiple alleged violations of the National Emission Standards for Hazardous Air Pollutants by the Chapita, Coyote Wash, Island, River Bend and Wonsits Valley Compressor Stations in Utah. The proposed settlement consists of an injunctive relief package, mitigation project and proposed penalty in excess of $300,000. We continue to negotiate a settlement of the allegations and cannot currently estimate the timing of the resolution of this matter.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NYSE and traded under the symbol “MPC.” As of February 12, 2021, there were 30,210 registered holders of our common stock.
Issuer Purchases of Equity Securities
The following table sets forth a summary of our purchases during the quarter ended December 31, 2020, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
10/01/2020-10/31/2020	5,973	$28.19	—	$2,954,604,016
11/01/2020-11/30/2020	256	30.18	—	2,954,604,016
12/01/2020-12/31/2020	35,811	40.76	—	2,954,604,016
Total	42,040	38.91	—
(a)The amounts in this column include 5,973, 256 and 35,811 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in October, November and December, respectively.
(b)Amounts in this column reflect the weighted average price paid for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.
(c)On April 30, 2018, we announced that our board of directors had approved a $5 billion share repurchase authorization in addition to the remaining authorization pursuant to the May 31, 2017 announcement. These share purchase authorizations have no expiration date. The share repurchase authorization announced on April 30, 2018, together with prior authorizations, results in a total of $18 billion of share repurchase authorizations since January 1, 2012.

ITEM 6. SELECTED FINANCIAL DATA
The following table should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018(a)	2017(b)	2016
Statements of Income Data
Sales and other operating revenue(c)(d)	$69,779	$111,148	$86,086	$67,009	$55,641
Income (loss) from continuing operations	(12,247)	4,462	4,690	3,265	1,623
Income (loss) from continuing operations per share:
Basic	$(16.99)	$2.78	$4.06	$5.29	$0.80
Diluted	(16.99)	2.76	4.00	5.24	0.80
Dividends per share	2.32	2.12	1.84	1.52	1.36

	December 31,
(In millions)	2020	2019	2018(a)	2017	2016
Balance Sheet Data
Total assets	$85,158	$98,556	$92,940	$49,047	$44,413
Long-term debt(e)	31,584	28,724	27,420	12,946	10,572
(a)On October 1, 2018, we acquired Andeavor. The financial results for these operations are included in our consolidated results from the date of acquisition, excluding the results reclassified to discontinued operations due to the planned Speedway sale.
(b)Earnings for 2017 include a tax benefit of approximately $1.5 billion, or $2.93 per diluted share, as a result of re-measuring certain net deferred tax liabilities using the lower corporate tax rate enacted in the fourth quarter of 2017.
(c)As a result of the agreement to sell Speedway, its results are reported separately as discontinued operations for all periods presented. Refining & Marketing intersegment sales to Speedway that were previously eliminated in consolidation are reported as third party sales as we will continue to supply fuel to Speedway following its disposition.
(d)The 2020, 2019 and 2018 periods reflect an election to present certain taxes on a net basis concurrent with our adoption of ASU 2014-09, Revenue - Revenue from Contracts with Customers (“ASC 606”).
(e)Includes amounts due within one year. Excludes debt obligations of Speedway, which have been reclassified as liabilities held for sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements in this section, other than statements of historical fact, are forward-looking statements that are inherently uncertain. See “Disclosures Regarding Forward-Looking Statements” and Item 1A. Risk Factors for a discussion of the factors that could cause actual results to differ materially from those projected in these statements. The following information concerning our business, results of operations and financial condition should also be read in conjunction with the information included under Item 1. Business, Item 1A. Risk Factors, Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.
EXECUTIVE SUMMARY
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
This has in turn significantly reduced global economic activity, including a dramatic reduction in airline flights and a decrease in motor vehicle use. As a result, there has been a decline in the demand for the refined petroleum products that we manufacture and sell, which coupled with a decline in the price of crude oil for most of 2020 resulted in a significant decrease in the price and volume of our production and sales of refined petroleum products.
During 2020, there were significant variations in the market prices of products held in our inventories. In each quarter of 2020, these variations required us to record either inventory valuation charges or benefits to reflect the valuation of our inventories at the lower of cost or market.
We have been and continue to actively respond to the impacts that these matters are having on our business. Our response has focused on establishing three strategic short-term priorities:
Strengthen Competitive Position of Assets
We are committed to positioning our assets so that we are a leader in operational, financial, and sustainability performance and are evaluating the strength and fit of assets in our portfolio. Our goal is that each individual asset generates free-cash-flow back to the business and contributes to shareholder returns. With our investments we are focused on high returning projects that we believe will enhance the competitiveness of our portfolio, including our investments in sustainable fuels and technologies that lower our carbon intensity as the global energy mix evolves.
Improve Commercial Performance
We are focused on leveraging advantaged raw material selection, new approaches in the commercial space to be more dynamic amidst changing market conditions, and achieving technology improvements to advance our commercial performance.
Lower Cost Structure
We are committed to achieving operational excellence by reducing costs, improving efficiency, and driving operational improvements. In response to the pandemic, in March of 2020, we committed to immediately reducing our capital spending and operating expenses. We accomplished our goal of significantly reducing our capital spending levels by over $1.4 billion from our initial 2020 plans. We also reduced our 2020 forecasted operating expenses by more than our target of $950 million.
In connection with these three strategic short-term priorities, in the third quarter of 2020 we announced strategic actions to lay a foundation for long-term success, including plans to optimize our assets and structurally lower costs in 2021 and beyond. These actions included indefinitely idling the Gallup refinery, initiating actions to strategically reposition the Martinez refinery to a renewable diesel facility and the approval of an involuntary workforce reduction plan. In connection with these strategic actions, we recorded restructuring expenses of $367 million for the year ended December 31, 2020.

In addition to these measures to address our operations, throughout the year we took action to address our liquidity as outlined below:
•Share repurchases were temporarily suspended. The timing and amount of future repurchases will depend upon several factors, including market and business conditions.
•On April 27, 2020, we entered into an additional $1.0 billion 364-day revolving credit facility, which expires in 2021, to provide incremental liquidity and financial flexibility during the commodity price and demand downturn. In February 2021, we elected to terminate this credit agreement as we no longer believe the facility is necessary as an additional source for liquidity, and we do not intend to replace it.
•On April 27, 2020, we closed on the issuance of $2.5 billion of senior notes. Proceeds from the senior notes were used to pay down certain amounts outstanding on the five-year revolving credit facility.
•During June 2020, we repaid the remaining amounts outstanding on the five-year revolving credit facility.
•On September 23, 2020, we entered into a 364-day revolving credit agreement, which provides for a $1.0 billion unsecured revolving credit facility that matures in September 2021, and which replaced a similar 364-day revolving credit agreement that expired on September 28, 2020.
•At December 31, 2020, we had $6.73 billion available on our variable credit facilities, net of commercial paper borrowings of $1.02 billion.
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
Other Strategic Updates
The Dickinson, North Dakota, renewable fuels facility began ramping operations at the end of 2020 and is on-track to reach full production by the end of the first quarter of 2021. At full capacity, the facility is expected to produce 184 million gallons per year of renewable diesel from corn and soybean oil. MPC intends to sell the renewable diesel into the California market to comply with the California Low Carbon Fuel Standard.

During the fourth quarter of 2020, we also progressed activities associated with the conversion of the Martinez refinery to a renewable diesel facility, including applying for permits, advancing discussions with feedstock suppliers, and beginning detailed engineering activities. As envisioned, the Martinez facility would start producing approximately 260 million gallons per year of renewable diesel by the second half of 2022, with a potential to build to full capacity of approximately 730 million gallons per year by the end of 2023. On February 24, 2021, MPC’s board of directors approved these plans.

On November 2, 2020, MPLX announced the authorization of a unit repurchase program for the repurchase of up to $1 billion of its outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date.
During the year ended December 31, 2020, 1,473,843 MPLX common units were repurchased at an average cost per unit of $22.29. Total cash paid for units repurchased during the year was $33 million and $967 million of repurchase authorization remained outstanding on the program as of December 31, 2020.

Results
Select results for continuing operations for 2020 and 2019 are reflected in the following table.

(In millions)	2020	2019
Income (loss) from continuing operations by segment
Refining & Marketing(a)	$(5,189)	$2,856
Midstream	3,708	3,594
Corporate(b)	(800)	(833)
Items not allocated to segments:
Impairments(c)	(9,741)	(1,239)
Restructuring expense(d)	(367)	—
Litigation	84	(22)
Gain on sale of assets	66	—
Transaction-related costs(e)	(8)	(153)
Equity method investment restructuring gains(c)	—	259
Income (loss) from continuing operations	(12,247)	4,462
Net interest and other financial costs	1,365	1,229
Income (loss) from continuing operations before income taxes	(13,612)	3,233
Provision (benefit) for income taxes on continuing operations	(2,430)	784
Income (loss) from continuing operations, net of tax	$(11,182)	$2,449
(a)Includes LIFO liquidation charge of $561 million for 2020.
(b)Reflects corporate costs of $26 million and $28 million for 2020 and 2019, respectively, that are no longer allocated to Speedway under discontinued operations accounting.
(c)2020 reflects impairments of goodwill, equity method investments and long-lived assets. 2019 reflects impairments of goodwill and equity method investments.
(d)2020 restructuring expense include $195 million for exit costs related to the Martinez and Gallup refineries and $172 million of employee separation costs.
(e)2020 and 2019 include costs incurred in connection with the Midstream strategic review and other related efforts. 2019 includes employee severance, retention and other costs related to the acquisition of Andeavor. Effective October 1, 2019, we discontinued reporting Andeavor transaction-related costs as one year has passed since the acquisition and these costs are immaterial. Costs incurred in connection with the Speedway separation are included in discontinued operations.

Select results for discontinued operations are reflected in the following table.

(In millions)	2020	2019
Income from discontinued operations
Speedway(a)	$1,701	$1,121
Transaction-related costs(b)	(114)	(7)
Income from discontinued operations	1,587	1,114
Net interest and other financial costs	20	18
Income from discontinued operations before income taxes	1,567	1,096
Provision for income taxes on discontinued operations	362	290
Income from discontinued operations, net of tax	$1,205	$806
(a)As of August 2, 2020, MPC ceased recording depreciation and amortization for Speedway. Asset write-offs and retirement charges, which totaled $7 million for the fourth quarter of 2020, are presented as depreciation and amortization in our financial statements. Speedway depreciation and amortization was $244 million and $413 million for the twelve months ended December 31, 2020 and 2019, respectively.
(b)Costs related to the Speedway separation.

The following table includes net income (loss) per diluted share data.

Net income (loss) per diluted share	2020	2019
Continuing operations	$(16.99)	$2.76
Discontinued operations	1.86	1.21
Net income (loss) attributable to MPC	$(15.13)	$3.97
During 2020, actions taken by various governmental authorities, individuals and companies to prevent the spread of COVID-19 through social distancing restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction in the areas where we operate which impacted demand for our products. Net income attributable to MPC decreased $12.46 billion, or $19.10 per diluted share, in 2020 compared to 2019 primarily due to a loss in our Refining & Marketing segment, goodwill and long-lived asset impairment charges of $8.43 billion and impairments of equity method investments of $1.32 billion during the period primarily driven by the effects of COVID-19 and the decline in commodity prices, and restructuring expenses of $367 million related to the idling of the Martinez and Gallup refineries and costs related to our announced workforce reduction.
The loss from operations in our Refining & Marketing segment is primarily due to decreases in refined product sales volumes, prices and margins during 2020 and includes a charge of $561 million for the twelve months ended December 31, 2020 to reflect a LIFO liquidation for our crude oil and refined product inventories. The costs of inventories in the historical LIFO layers which were liquidated were higher than current costs, which resulted in increased cost of revenues and decreased income from operations. These results were partially offset by increased income from discontinued operations, which relates to Speedway, in 2020 compared to 2019 largely due to higher fuel margins partially offset by lower fuel volumes. In addition, as of August 2, 2020, MPC ceased recording depreciation and amortization for Speedway. See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on discontinued operations.
Refer to the Results of Operations section for a discussion of financial results by segment for the three years ended December 31, 2020.
MPLX
We received limited partner distributions of $1.79 billion and $1.82 billion from MPLX and Andeavor Logistics LP (“ANDX”) during 2020 and 2019, respectively.
We owned approximately 647 million MPLX common units at December 31, 2020 with a market value of $14.02 billion based on the December 31, 2020 closing unit price of $21.65. On January 28, 2021, MPLX declared a quarterly cash distribution of $0.6875 per common unit, which was paid February 12, 2021. As a result, MPLX made distributions totaling $714 million to its common unitholders. MPC’s portion of this distribution was approximately $445 million.
On July 31, 2020, Western Refining Southwest, Inc. (now known as Western Refining Southwest LLC) (“WRSW”), a wholly owned subsidiary of MPC, entered into a Redemption Agreement (the “Redemption Agreement”) with MPLX, pursuant to which MPLX transferred to WRSW all of the outstanding membership interests in Western Refining Wholesale, LLC, (“WRW”) in exchange for the redemption of MPLX common units held by WRSW. The transaction effected the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of ANDX. Beginning in the third quarter of 2020, the results of these operations are presented in MPC’s Refining & Marketing segment.
At the closing, per the terms of Redemption Agreement, MPLX redeemed 18,582,088 MPLX common units held by WRSW. The number of redeemed units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average New York Stock Exchange prices of an MPLX common unit for the ten trading days ending at market close on July 27, 2020. The transaction resulted in a minor decrease in MPC’s ownership interest in MPLX.
See Item 8. Financial Statements and Supplementary Data – Note 6 for additional information on MPLX.

Liquidity
Our liquidity, excluding MPLX, totaled $7.3 billion at December 31, 2020 consisting of:

	December 31, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$5,000	$1	$4,999
364 day bank revolving credit facility	1,000	—	1,000
364 day bank revolving credit facility(b)	1,000	—	1,000
Trade receivables facility(c)	750	—	750
Commercial paper borrowings(d)	—	—	(1,024)
Total	$7,750	$1	$6,725
Cash and cash equivalents(e)			540
Total liquidity			$7,265
(a)Outstanding borrowings include $1 million in letters of credit outstanding under this facility. Excludes MPLX’s $3.5 billion bank revolving credit facility, which had $175 million borrowings and no of letters of credit outstanding as of December 31, 2020.
(b)In February 2021, we elected to cancel one of the $1.0 B 364-day revolving credit agreements prior to its maturity in April 2021.
(c)Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products.
(d)We do not intend to have outstanding commercial paper borrowings in excess of available capacity under bank revolving credit facilities.
(e)Includes cash and cash equivalents classified as assets held for sale of $140 million (see Item 8. Financial Statements and Supplementary Data – Note 5) and excludes $15 million of MPLX cash and cash equivalents.
On November 15, 2020, all of the $650 million outstanding aggregate principal amount of 3.400% senior notes due December 2020 were redeemed at a price equal to par.
On October 1, 2020, all of the $475 million outstanding aggregate principal amount of 5.375% senior notes due October 2022, including the portion of such notes for which Andeavor was the obligor, were redeemed at a price equal to par.
MPLX’s liquidity totaled $4.84 billion at December 31, 2020. As of December 31, 2020, MPLX had cash and cash equivalents of $15 million, $3.33 billion available under its $3.5 billion revolving credit agreement and $1.5 billion available through its intercompany loan agreement with MPC.
On December 29, 2020, MPLX announced the redemption of all the $750 million outstanding aggregate principal amount of 5.250% senior notes due January 2025. The notes were redeemed on January 15, 2021 at a price equal to 102.625% of the principal amount. These notes are included in long-term debt due within one year in our consolidated balance sheet as of December 31, 2020.
See Item 8. Financial Statements and Supplementary Data – Note 22 for information on our new bank revolving credit facilities.
OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment income from operations depends largely on our Refining & Marketing margin, refining operating costs, refining planned turnarounds, distribution costs, depreciation expenses and refinery throughputs. Our total refining capacity was 2,874 mbpcd, 3,067 mbpcd and 3,021 mbpcd as of December 31, 2020, 2019 and 2018, respectively.
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
•The Gulf Coast crack spread uses three barrels of LLS crude producing two barrels of USGC CBOB gasoline and one barrel of USGC ULSD;
•The Mid-Continent crack spread uses three barrels of WTI crude producing two barrels of Chicago CBOB gasoline and one barrel of Chicago ULSD; and
•The West Coast crack spread uses three barrels of ANS crude producing two barrels of LA CARBOB and one barrel of LA CARB Diesel.
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
Future crude oil differentials will be dependent on a variety of market and economic factors, as well as U.S. energy policy.
The following table provides sensitivities showing an estimated change in annual net income due to potential changes in market conditions.

(In millions, after-tax)
Blended crack spread sensitivity(a) (per $1.00/barrel change)	$838
Sour differential sensitivity(b) (per $1.00/barrel change)	396
Sweet differential sensitivity(c) (per $1.00/barrel change)	381
Natural gas price sensitivity(d) (per $1.00/MMBtu)	275
(a)Crack spread based on 40 percent LLS, 40 percent WTI and 20 percent ANS with Gulf Coast, Mid-Continent and West Coast product pricing, respectively, and assumes all other differentials and pricing relationships remain unchanged.
(b)Sour crude oil basket consists of the following crudes: ANS, Argus Sour Crude Index, Maya and Western Canadian Select. We expect approximately 51 percent of the crude processed at our refineries in 2021 will be sour crude.
(c)Sweet crude oil basket consists of the following crudes: Bakken, Brent, LLS, WTI-Cushing and WTI-Midland. We expect approximately 49 percent of the crude processed at our refineries in 2021 will be sweet crude.
(d)This is consumption based exposure for our Refining & Marketing segment and does not include the sales exposure for our Midstream segment.
In addition to the market changes indicated by the crack spreads, the sour differential and the sweet differential, our Refining & Marketing margin is impacted by factors such as:
•the selling prices realized for refined products;
•the types of crude oil and other charge and blendstocks processed;
•our refinery yields;
•the cost of products purchased for resale;
•the impact of commodity derivative instruments used to hedge price risk;
•the potential impact of LCM adjustments to inventories in periods of declining prices: and
•the potential impact of LIFO liquidation charges due to draw-downs from historic inventory levels.
Inventories are stated at the lower of cost or market. Costs of crude oil, refinery feedstocks and refined products are stated under the LIFO inventory costing method and aggregated on a consolidated basis for purposes of assessing if the cost basis of these inventories may have to be written down to market values. At December 31, 2020, market values for refined products exceed their cost basis and, therefore, there is no LCM inventory valuation reserve at the end of the year. Based on movements of refined product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.

Refining & Marketing segment income from operations is also affected by changes in refining operating costs and refining planned turnaround costs in addition to committed distribution costs. Changes in operating costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Refining planned turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. Distribution costs primarily include long-term agreements with MPLX, as discussed below, which are based on committed volumes and will negatively impact income from operations in periods when throughput or sales are lower or refineries are idled.
The following table lists the refineries that had significant planned turnaround and major maintenance activities for each of the last three years and only reflects the activity for the acquired refineries after October 1, 2018.

Year	Refinery
2020	Canton, Catlettsburg, El Paso, Galveston Bay, Garyville, Kenai, Los Angeles and Salt Lake City
2019	Catlettsburg, Gallup, Galveston Bay, Garyville, Los Angeles, Martinez, Robinson and St. Paul Park
2018	Canton, Detroit, Galveston Bay and Martinez
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
RESULTS OF OPERATIONS
The following discussion includes comments and analysis relating to our results of operations for the years ended December 31, 2020, 2019 and 2018. These amounts include the results of Andeavor from the October 1, 2018 acquisition date forward. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data and is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Consolidated Results of Operations

(In millions)	2020	2019	2020 vs. 2019 Variance	2018	2019 vs. 2018 Variance
Revenues and other income:
Sales and other operating revenues(a)	$69,779	$111,148	$(41,369)	$86,086	$25,062
Income (loss) from equity method investments(b)	(935)	312	(1,247)	299	13
Net gain on disposal of assets	70	278	(208)	6	272
Other income	118	127	(9)	198	(71)
Total revenues and other income	69,032	111,865	(42,833)	86,589	25,276
Costs and expenses:
Cost of revenues (excludes items below)	65,733	99,228	(33,495)	77,047	22,181
Impairment expense	8,426	1,197	7,229	—	1,197
Depreciation and amortization	3,375	3,225	150	2,170	1,055
Selling, general and administrative expenses	2,710	3,192	(482)	2,276	916
Restructuring expenses	367	—	367	—	—
Other taxes	668	561	107	406	155
Total costs and expenses	81,279	107,403	(26,124)	81,899	25,504
Income (loss) from continuing operations	(12,247)	4,462	(16,709)	4,690	(228)
Net interest and other financial costs	1,365	1,229	136	993	236
Income (loss) from continuing operations before income taxes	(13,612)	3,233	(16,845)	3,697	(464)
Provision (benefit) for income taxes on continuing operations	(2,430)	784	(3,214)	764	20
Income (loss) from continuing operations, net of tax	(11,182)	2,449	(13,631)	2,933	(484)
Income from discontinued operations, net of tax	1,205	806	399	673	133
Net income (loss)	(9,977)	3,255	(13,232)	3,606	(351)
Less net income (loss) attributable to:
Redeemable noncontrolling interest	81	81	—	75	6
Noncontrolling interests	(232)	537	(769)	751	(214)
Net income (loss) attributable to MPC	$(9,826)	$2,637	$(12,463)	$2,780	$(143)
(a)In accordance with discontinued operations accounting, Speedway sales to retail customers and net results are reflected in Income from discontinued operations, net of tax, and Refining & Marketing intercompany sales to Speedway are now presented as third-party sales for all periods presented.
(b)2020 includes $1.32 billion of impairment expense. See Item 8. Financial Statements and Supplementary Data – Note 7 for further information.

2020 Compared to 2019
Net income (loss) attributable to MPC decreased $12.46 billion in 2020 compared to 2019 primarily due to impairment expenses for goodwill and long-lived assets of $8.43 billion, impairments of equity method investments of $1.32 billion, decreased refined product sales volumes, prices and margin, a charge of $561 million to reflect a LIFO liquidation in our crude oil and refined product inventories and restructuring expenses of $367 million. These changes were partially offset by reduced operating costs and increased income from discontinued operations, which represents Speedway. See Segment Results for additional information.
Total revenues and other income decreased $42.83 billion in 2020 compared to 2019 primarily due to:
•decreased sales and other operating revenues of $41.37 billion primarily due to decreased Refining & Marketing segment refined product sales volumes, which decreased 513 mbpd, or 14 percent, and lower average refined product sales prices, which decreased $0.55 per gallon, or 31 percent, largely due to reduced travel and business operations associated with the COVID-19 pandemic;
•decreased income from equity method investments of $1.25 billion largely due to impairments of equity method investments of $1.32 billion primarily driven by the effects of COVID-19 and the decline in commodity prices; and
•decreased net gain on disposal of assets of $208 million mainly due to the absence of $259 million of non-cash gains related to obtaining equity investments in Capline Pipeline Company LLC (“Capline LLC”) and The Andersons in exchange for contributing assets in 2019. This decrease was offset by net gains on disposal of assets in 2020 largely due to the sale of three asphalt terminals and other Refining & Marketing assets.
Total costs and expenses decreased $26.12 billion in 2020 compared to 2019 primarily due to:
•decreased cost of revenues of $33.50 billion primarily due to reduced travel and business operations associated with the COVID-19 pandemic, partially offset by increased cost of revenues of $561 million to reflect LIFO liquidations for our crude oil and refined product inventories. The costs of inventories in the historical LIFO layers liquidated were higher than current costs, which resulted in the LIFO liquidation charge;
•impairment expense of $8.43 billion recorded in 2020 for goodwill and long-lived assets of $7.39 billion and $1.03 billion, respectively, primarily driven by the effects of COVID-19 and the decline in commodity prices. It also includes impairment of long-lived assets primarily related to the repositioning of the Martinez refinery compared to impairment expense of $1.20 billion recorded in 2019 primarily related to MPLX goodwill associated with the ANDX gathering and processing businesses acquired as part of the Andeavor acquisition;
•decreased selling, general and administrative expenses of $482 million mainly due to decreases in salaries and employee-related expenses, transaction-related expenses, credit card processing fees for brand customers and contract services expenses;
•restructuring expense of $367 million related to the idling of the Martinez and Gallup refineries and costs related to our announced workforce reduction. See See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information; and
•increased other taxes of $107 million primarily due to increased property and environmental taxes of approximately $78 million and $69 million, respectively. Property taxes increased in the current period mainly due to the absence of property tax refunds and tax exemptions received in 2019 and environmental taxes increased largely due to the reinstatement of the Oil Spill Tax in 2020, which was not in effect for all of 2019. These increases were offset by a state tax refund and reduced payroll tax expenses.
Net interest and other financial costs increased $136 million largely due to increased MPC borrowings and foreign currency exchange losses and decreased interest income. We capitalized interest of $129 million in 2020 and $158 million in 2019. See Item 8. Financial Statements and Supplementary Data – Note 22 for further details.
Provision for income taxes decreased $3.21 billion primarily due to decreased income before taxes of $16.85 billion. The effective tax rate of 18 percent in 2020 is lower than the U.S. statutory rate of 21 percent, primarily due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges, partially offset by the tax rate differential resulting from the expected net operating loss carryback provided under the Coronavirus Aid, Relief, and Economic Security Act. Additionally, our effective tax rate is generally benefited by our noncontrolling interest in MPLX, but this benefit was lower for the year ended December 31, 2020 due to goodwill and other impairment charges recorded by MPLX. The effective tax rate of 24 percent in 2019 is higher than the U.S. statutory rate of 21 percent, primarily due to permanent tax differences related to goodwill impairment and state and local tax expense, partially offset by permanent tax differences related to net income attributable to noncontrolling interests. See Item 8. Financial Statements and Supplementary Data – Note 15 for further details.
Noncontrolling interests decreased $769 million mainly due to MPLX’s net loss primarily resulting from impairment expense recognized during 2020.
2019 Compared to 2018
Net income attributable to MPC decreased $143 million primarily due to impairment expense of $1.20 billion and an increase in net interest and other financial costs, partially offset by a decrease in net income attributable to noncontrolling interests and increased income from discontinued operations in 2019. See Segment Results for additional information.
Total revenues and other income increased $25.28 billion in 2019 compared to 2018 primarily due to:
•increased sales and other operating revenues of $25.06 billion mainly due to an increase in our Refining & Marketing segment refined product sales volumes, which increased 1,032 mbpd largely due to the Andeavor acquisition on October 1, 2018, partially offset by lower average refined product sales prices, which decreased $0.09 per gallon; and
•increased net gain on disposal of assets of $272 million mainly due to $259 million of non-cash gains related to obtaining equity investments in Capline LLC and The Andersons in exchange for contributing assets in 2019.
Total costs and expenses increased $25.50 billion in 2019 compared to 2018 primarily due to:
•increased cost of revenues of $22.18 billion primarily due to the inclusion of costs related to the Andeavor operations following the acquisition;
•increased impairment expense of $1.20 billion primarily related to MPLX goodwill associated with the ANDX gathering and processing businesses acquired as part of the Andeavor acquisition;
•increased depreciation and amortization of $1.06 billion, primarily due to the depreciation of the fair value of the assets acquired in connection with the Andeavor acquisition;
•increased selling, general and administrative expenses of $916 million mainly due to the inclusion of costs related to Andeavor operations following the acquisition and reflecting MPC’s classification of those costs and expenses; and
•increased other taxes of $155 million primarily due to the inclusion of other taxes related to the acquired Andeavor operations.
Net interest and other financial costs increased $236 million mainly due to debt assumed in the acquisition of Andeavor and increased MPLX borrowings, partially offset by a decrease in pension settlement losses of $44 million. We capitalized interest of $158 million in 2019 and $80 million in 2018. See Item 8. Financial Statements and Supplementary Data – Note 22 for further details.
Provision for income taxes on continuing operations increased $20 million primarily due to non-deductible goodwill impairments partially offset by decreased income from continuing operations $464 million. The effective tax rate of 24 percent in 2019 is higher than the U.S. statutory rate of 21 percent, primarily due to permanent tax differences related to goodwill impairment and state and local tax expense, partially offset by permanent tax differences related to net income attributable to noncontrolling interests. The effective tax rate of 21 percent in 2018 is consistent with the U.S. statutory rate of 21 percent, as permanent benefit differences related to income attributable to noncontrolling interest were offset by state and local tax expense. See Item 8. Financial Statements and Supplementary Data – Note 15 for further details.
Noncontrolling interests decreased $214 million mainly due lower MPLX net income primarily as a result of the $1.2 billion goodwill impairment charge recorded in 2019.

Results of Discontinued Operations
The results of Speedway are presented as discontinued operations in our consolidated financial statements.
The following includes key financial and operating data for Speedway for the years ended December 31, 2020, 2019 and 2018.

Key Financial and Operating Data	2020	2019	2018
Speedway fuel sales (millions of gallons)	5,919	7,658	6,293
Speedway fuel margin (dollars per gallon)(a)(b)	$0.3452	$0.2434	$0.2122
Merchandise sales (in millions)	$6,384	$6,305	$5,232
Merchandise margin (in millions)(b)(c)	$1,846	$1,827	$1,486
Same store gasoline sales volume (period over period)(d)	(20.0)%	(3.3)%	(1.5)%
Same store merchandise sales (period over period)(d)(e)	(0.2)%	5.4%	4.2%
Convenience stores at period-end	3,839	3,898	3,923
(a)The price paid by consumers less the cost of refined products, excluding transportation, consumer excise taxes and bankcard processing fees (where applicable), divided by gasoline and distillate sales volume.
(b)See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.
(c)The price paid by consumers less the cost of merchandise.
(d)Same store comparison includes only locations owned at least 13 months.
(e)Excludes cigarettes.
2020 Compared to 2019
Income from discontinued operations, net of tax, increased $399 million primarily due to higher fuel margins partially offset by lower fuel volumes. Changes in fuel sales volumes were primarily due to the effects of the COVID-19 pandemic which resulted in restricted travel, social distancing and reduced business operations. In addition, fuel sales volumes decreased as a result of an agreement between Speedway and Pilot Travel Centers (“PTC”), effective October 1, 2019, in which PTC supplies, prices and sells diesel fuel at certain Speedway and PTC locations with both companies sharing in the diesel fuel margins.
Beginning August 2, 2020, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for Speedway’s property, plant and equipment, finite-lived intangible assets and right of use lease assets. As a result, Speedway depreciation and amortization was $244 million and $413 million for the twelve months ended December 31, 2020 and 2019, respectively.
The Speedway fuel margin increased to 34.52 cents per gallon in 2020 compared with 24.34 cents per gallon in 2019.
2019 Compared to 2018
Income from discontinued operations, net of tax, increased $133 million primarily due to higher fuel and merchandise margins largely related to the addition of the Andeavor retail operations. These increases were partially offset by increases in operating expenses and depreciation primarily related to the locations acquired from Andeavor.
The Speedway fuel margin increased to 24.34 cents per gallon in 2019 compared with 21.22 cents per gallon in 2018.

Segment Results

Our Refining & Marketing and Midstream segment income (loss) from continuing operations was approximately $(1.48) billion, $6.45 billion and $5.41 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

Refining & Marketing
Beginning with the third quarter of 2020, the direct dealer business is managed as part of the Refining & Marketing segment. The results of the Refining & Marketing segment have been retrospectively adjusted to include the results of the direct dealer business in all periods presented.
The following includes key financial and operating data for 2020, 2019 and 2018. Our results include the results of Andeavor from the October 1, 2018 acquisition date forward.

(a)Includes intersegment sales to Midstream and sales destined for export.

Refining & Marketing Operating Statistics	2020	2019	2018
Net refinery throughput (mbpd)	2,583	3,112	2,274
Refining & Marketing margin, excluding LIFO liquidation charge(a)(b)(c)	$8.96	$14.77	$14.50
LIFO liquidation charge	(0.59)	—	—
Refining & Marketing margin per barrel(a)(b)(c)	8.37	14.77	14.50
Less:
Refining operating costs per barrel(d)	5.68	5.66	4.99
Distribution costs per barrel(a)	5.37	4.52	4.24
Refining planned turnaround costs per barrel	0.88	0.65	0.80
Depreciation and amortization per barrel(a)	1.96	1.58	1.45
Plus:
Biodiesel tax credit(e)	—	0.08	—
Other per barrel(f)	0.03	0.08	0.18
Refining & Marketing segment income (loss) per barrel	$(5.49)	$2.52	$3.20
Fees paid to MPLX included in distribution costs above	$3.66	$2.84	$2.74
(a)Includes direct dealer results due to our third quarter change in segment presentation.
(b)Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.
(c)See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.
(d)Includes refining operating and major maintenance costs. Excludes planned turnaround and depreciation and amortization expense.
(e)Reflects a benefit of $93 million in 2019 for the biodiesel tax credit attributable to volumes blended in 2018.
(f)Includes income from equity method investments, net gain on disposal of assets and other income.

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

Benchmark spot prices (dollars per gallon)	2020	2019	2018
Chicago CBOB unleaded regular gasoline	$1.07	$1.67	$1.86
Chicago ultra-low sulfur diesel	1.19	1.86	2.07
USGC CBOB unleaded regular gasoline	1.10	1.63	1.83
USGC ultra-low sulfur diesel	1.20	1.88	2.05
LA CARBOB	1.28	1.98	2.06
LA CARB diesel	1.30	2.01	2.14

Market Indicators (dollars per barrel)
LLS	$41.15	$62.69	$69.93
WTI	39.34	57.04	64.10
ANS	42.28	65.04	68.46
Crack Spreads
USGC LLS 3-2-1	$3.77	$8.22	$7.91
Mid-Continent WTI 3-2-1	5.34	14.61	14.02
West Coast ANS 3-2-1	9.26	17.30	11.66
Blended 3-2-1(a)	5.64	12.83	10.62
Crude Oil Differentials
Sweet	$(1.07)	$(2.35)	$(3.83)
Sour	(3.45)	(3.15)	(7.60)
(a)The blended crack spread for the fourth quarter of 2020 is weighted 40 percent of the USGC crack spread, 40 percent of the Mid-Continent crack spread and 20 percent of the West Coast crack spread. The blended crack spreads for the first three quarters of 2020, all of 2019 and the fourth quarter of 2018 are weighted 38 percent of the USGC crack spread, 38 percent of the Mid-Continent crack spread and 24 percent of the West Coast crack spread. The blended crack spread for the first three quarters of 2018 reflects the average weighting of 60 percent of the USGC crack spread and 40 percent of the Mid-Continent crack spread. These blends are based on MPC’s refining capacity by region in each period.
2020 Compared to 2019
Refining & Marketing segment revenues decreased $41.16 billion primarily due to lower refined product sales volumes, which decreased 513 mbpd, and decreased average refined product sales prices of $0.55 per gallon.
Refinery crude oil capacity utilization was 82 percent during 2020 and net refinery throughputs decreased 529 mbpd primarily due to reducing throughputs during the COVID-19 pandemic.
Refining & Marketing segment income from operations decreased $8.05 billion primarily driven by lower blended crack spreads.
Refining & Marketing margin, excluding LIFO liquidation charge, was $8.96 per barrel for 2020 compared to $14.77 per barrel for 2019. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of $9.75 billion on Refining & Marketing margin, primarily due to lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effects of market structure on our crude oil acquisition prices, RIN prices on the crack spread and other items like refinery yields and other feedstock variances, direct dealer fuel margin, and for 2020, a LIFO liquidation charge of $561 million. For 2019, the Refining & Marketing segment income from operations also reflects a benefit of $93 million for the biodiesel tax credit attributable to volumes blended in 2018. These factors had an estimated net positive impact on Refining & Marketing segment income from operations of approximately $800 million, including the LIFO liquidation charge, in 2020 compared to 2019 resulting in a capture rate of 102 percent in 2020 and 96 percent in 2019.
For the year ended December 31, 2020, refining operating costs, excluding depreciation and amortization, were $5.37 billion. This was a decrease of $1.06 billion, and a per barrel increase of $0.02 due to lower refinery throughput, compared to the year ended December 31, 2019 as we took actions to reduce costs in response to the economic effects of COVID-19, including operating at lower throughput at our refineries and idling portions of our refining capacity. Net refinery throughput was 529 mbpd lower in 2020
Distribution costs, excluding depreciation and amortization, were $5.08 billion and $5.13 billion for 2020 and 2019, respectively, and include fees paid to MPLX of $3.46 billion and $3.22 billion for 2020 and 2019, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, increased $0.85 primarily due to lower throughput partially offset by a decrease in costs.
Refining planned turnaround costs increased $92 million, or $0.23 per barrel, due to the timing of turnaround activity and a decrease in throughput.
Depreciation and amortization per barrel increased by $0.38, primarily due to a decrease in throughput and increased costs.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $606 million in 2020 and $356 million in 2019 and are included in Refining & Marketing margin. The increase in 2020 was primarily due to higher weighted average RIN costs, partially offset by a decrease in our RIN obligations.
2019 Compared to 2018
Refining & Marketing segment revenues increased $24.6 billion in 2019 compared to 2018 primarily due to higher refined product sales volumes, which increased 1,032 mbpd, largely due to the acquisition of Andeavor on October 1, 2018, partially offset by decreased average refined product sales prices of $.09 per gallon.
Refinery crude oil capacity utilization was 96 percent during 2019 and net refinery throughputs increased 838 mbpd primarily due to the refineries acquired from Andeavor.
Refining & Marketing segment income from operations increased $202 million primarily due to a full year of direct dealer sales and an increase in Refining & Marketing margin on a per barrel basis partially offset by higher operating, distribution and depreciation and amortization costs. The increases in costs and expenses were primarily due to increased sales and production volumes following the Andeavor acquisition.
Refining & Marketing margin was $14.77 per barrel for 2019 compared to $14.50 per barrel for 2018. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of $4.46 billion on Refining & Marketing margin, primarily due to an approximate $5.35 billion benefit from increased throughput volume, mainly attributed to the Andeavor acquisition, partially offset by narrower sour and sweet crude oil differentials. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effects of market structure on our crude oil acquisition prices, RIN prices on the crack spread and other items like refinery yields and other feedstock variances and direct dealer fuel margin. For 2019, the Refining & Marketing segment income from operations also reflects a benefit of $93 million for the biodiesel tax credit attributable to volumes blended in 2018. These factors had an estimated net positive impact on Refining & Marketing segment income from operations of approximately $370 million in 2019 compared to 2018 resulting in a capture rate of 96 percent in 2019 compared to 92 percent in 2018.
For the year ended December 31, 2019, refining operating costs, excluding depreciation and amortization, were $6.42 billion. This was an increase of $2.28 billion, and a per barrel increase of $0.67. Distribution costs, excluding depreciation and amortization, were $5.13 billion and $3.52 billion, and include fees paid to MPLX of $3.22 billion and $2.28 billion, for 2019 and 2018, respectively. This was an increase of $1.61 billion, or $0.28 per barrel. Excluding depreciation and amortization, refining operating costs and distribution costs increased primarily due to the inclusion of costs for the refining operations acquired from Andeavor. The per barrel increases, among other items, reflect the addition of Andeavor’s West Coast refineries, which generally have higher operating costs than other regions in which we operate due to specific geographical location and regulatory factors.
Refining planned turnaround costs decreased $76 million, or $0.15 per barrel, due to the timing of turnaround activity.
Depreciation and amortization per barrel increased by $0.13, primarily due to the fair value of assets acquired from Andeavor as of October 1, 2018. During 2019, we recorded a $0.01 per barrel adjustment to reduce depreciation and amortization, which reflects the cumulative effects related to a measurement period adjustment arising from the finalization of purchase accounting.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $356 million in 2019 and $316 million in 2018. The increase in 2019 was primarily due to an increase in our RIN obligations resulting from the acquisition of Andeavor, partially offset by lower weighted average RIN costs.
Supplemental Refining & Marketing Statistics

	2020	2019	2018
Refining & Marketing Operating Statistics
Refined product export sales volumes (mbpd)(a)	340	397	334
Crude oil capacity utilization percent(b)	82	96	96
Refinery throughputs (mbpd):
Crude oil refined	2,418	2,902	2,081
Other charge and blendstocks	165	210	193
Net refinery throughput	2,583	3,112	2,274
Sour crude oil throughput percent	49	48	52
Sweet crude oil throughput percent	51	52	48
Refined product yields (mbpd):
Gasoline	1,314	1,560	1,107
Distillates	905	1,087	773
Feedstocks and petrochemicals	244	315	288
Asphalt	81	87	69
Propane	51	55	41
Heavy fuel oil	28	49	38
Total	2,623	3,153	2,316
(a)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volumes amounts.
(b)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.

Midstream

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

Benchmark Prices	2020	2019	2018
Natural Gas NYMEX HH ($ per MMBtu)	$2.13	$2.53	$3.07
C2 + NGL Pricing ($ per gallon)(a)	$0.43	$0.52	$0.78
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.
2020 Compared to 2019
Midstream segment revenue decreased $322 million primarily due to decreased demand for the products that we produce and transport due to the current macro-economic conditions in addition to lower natural gas prices.
In 2020, Midstream segment income from operations increased $114 million mainly due stable, fee-based earnings in the current business environment, contributions from organic growth projects and reduced operating expenses.
2019 Compared to 2018
Midstream segment revenue increased $2.10 billion primarily due to the inclusion of ANDX revenues subsequent to the Andeavor acquisition on October 1, 2018. On July 30, 2019, MPLX acquired ANDX. In addition, 2019 reflects twelve months of fees charged for fuels distribution and refining logistics services provided to our Refining & Marketing segment following the February 1, 2018 dropdown to MPLX. MPLX revenues from refining logistics and fuels distribution services provided to MPC were $1.48 billion and $1.36 billion for the years ended December 31, 2019 and 2018, respectively.
In 2019, Midstream segment income from operations increased $842 million largely due to contributions from ANDX in addition to growth across MPLX’s businesses.
Corporate

Key Financial Information (in millions)	2020	2019	2018
Corporate(a)	$(800)	$(833)	$(528)
(a)Corporate and other unallocated items consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate overhead expenses are not allocated to the Refining & Marketing segment.
2020 Compared to 2019
Corporate expenses decreased $33 million in 2020 compared to 2019 largely due to decreased salaries and contract services expenses, partially offset by increased expenses due to an information systems integration project. 2020 and 2019 corporate expenses include expenses of $26 million and $28 million, respectively, which are no longer allocable to Speedway due to discontinued operations accounting.
2019 Compared to 2018
Corporate expenses increased $305 million in 2019 compared to 2018 largely due to the inclusion of costs and expenses related to Andeavor operations. 2019 and 2018 corporate expenses include expenses of $28 million and $26 million, respectively, which are no longer allocable to Speedway due to discontinued operations accounting.

Items not Allocated to Segments
Our chief operating decision maker evaluates the performance of our segments using segment income from operations. Items identified in the table below are either believed to be non-recurring in nature or not believed to be allocable, controlled by the segment or are not tied to the operational performance of the segment.

Key Financial Information (in millions)	2020	2019	2018
Items not allocated to segments:
Impairments	$(9,741)	$(1,239)	$9
Restructuring expense	(367)	—	—
Litigation	84	(22)	—
Gain on sale of assets	66	—	—
Transaction-related costs(a)	(8)	(153)	(197)
Equity method investment restructuring gains	—	259	—
(a)2020 and 2019 includes costs incurred in connection with the Midstream strategic review and other related efforts. Both 2019 and 2018 include employee severance, retention and other costs related to the acquisition of Andeavor. Effective October 1, 2019, we have discontinued reporting Andeavor transaction-related costs as one year has passed since the acquisition and these costs are immaterial. Costs incurred in connection with the Speedway separation are included in discontinued operations.
2020 Compared to 2019
Unallocated items include impairment charges of $9.74 billion which includes $8.43 billion related to goodwill and long-lived assets and $1.32 billion related to equity method investments. See Item 8. Financial Statements and Supplementary Data – Note 7 for additional information.
During 2020, we indefinitely idled our Gallup refinery, initiated actions to strategically reposition our Martinez refinery to a renewable diesel facility and approved an involuntary workforce reduction plan. In connection with these strategic actions, we recorded restructuring expenses of $367 million for the year ended December 31, 2020. See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information.
Other unallocated items in 2020 include a favorable litigation settlement of $84 million and gain on sale of assets of $66 million related to the sale of three asphalt terminals and certain other Refining & Marketing assets.
2019 Compared to 2018
Unallocated items in 2019 include $259 million of non-cash gains related to obtaining equity investments in Capline LLC and The Andersons in exchange for contributing assets. See Item 8. Financial Statements and Supplementary Data – Note 17 for additional information.
In 2019, other unallocated items also include transaction-related costs of $153 million and a litigation reserve adjustment of $22 million. The transaction-related costs recognized during the year include the recognition of an obligation for vacation benefits provided to former Andeavor employees in the first quarter as well as employee retention, severance and other costs and the Midstream strategic review and other related efforts.
Impairment charges of $1.24 billion in 2019 primarily relate to MPLX goodwill associated with the ANDX gathering and processing businesses acquired as part of the Andeavor acquisition. See Item 8. Financial Statements and Supplementary Data – Note 19 for additional information.

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
Refining & Marketing Margin
Refining margin is defined as sales revenue less the cost of refinery inputs and purchased products and excludes other items reflected in the table below.
Reconciliation of Refining & Marketing income from operations to Refining & Marketing gross margin and Refining & Marketing margin

(In millions)	2020	2019	2018
Refining & Marketing income (loss) from operations	$(5,189)	$2,856	$2,654
Plus (Less):
Selling, general and administrative expenses	2,030	2,211	1,479
Income from equity method investments	(2)	(11)	(15)
Net gain on disposal of assets	(1)	(8)	(4)
Other income	(35)	(43)	(125)
Refining & Marketing gross margin	(3,197)	5,005	3,989
Plus (Less):
Operating expenses (excluding depreciation and amortization)	9,694	10,710	7,406
Depreciation and amortization	1,857	1,780	1,207
Gross margin excluded from Refining & Marketing margin(a)	(365)	(621)	(506)
Other taxes included in Refining & Marketing margin	(79)	(11)	(61)
Biodiesel tax credit	—	(93)	—
Refining & Marketing margin	$7,910	$16,770	$12,035
(a)The gross margin, excluding depreciation and amortization, of operations that support Refining & Marketing such as biodiesel and ethanol ventures, power facilities and processing of credit card transactions.
Speedway Fuel Margin
Speedway fuel margin is defined as the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable).
Speedway Merchandise Margin
Speedway merchandise margin is defined as the price paid by consumers less the cost of merchandise.

Reconciliation of Speedway income from discontinued operations to Speedway gross margin and Speedway margin

(In millions)	2020	2019	2018
Income from discontinued operations	$1,587	$1,114	$881
Plus (Less):
Operating, selling, general and administrative expenses	2,376	2,371	1,753
Income from equity method investments	(93)	(82)	(74)
Net gain on disposal of assets	(1)	(29)	(17)
Other income	(170)	(44)	(7)
Speedway gross margin	3,699	3,330	2,536
Plus (Less):
Depreciation and amortization	244	413	320
Speedway margin	$3,943	$3,743	$2,856

Speedway margin:
Fuel margin	$2,043	$1,864	$1,336
Merchandise margin	1,846	1,827	1,486
Other margin	54	52	34
Speedway margin	$3,943	$3,743	$2,856

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our cash and cash equivalents balance was $415 million at December 31, 2020 compared to $1.39 billion at December 31, 2019, excluding $140 million and $134 million, respectively, of cash and cash equivalents related to the discontinued operations of Speedway which are included in assets held for sale. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years is presented in the following table.

(In millions)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$2,419	$9,441	$6,158
Investing activities	(3,257)	(6,261)	(7,670)
Financing activities	(135)	(3,376)	222
Total	$(973)	$(196)	$(1,290)
Net cash provided by operating activities decreased $7.02 billion in 2020 compared to 2019, primarily due to a decrease in operating results and an unfavorable change in working capital of $43 million. Net cash provided by operating activities increased $3.28 billion in 2019 compared to 2018, primarily due to an increase in operating results, excluding impairment expenses, and a favorable change in working capital of $978 million. The above changes in working capital exclude changes in short-term debt.
For 2020, changes in working capital were a net $314 million source of cash, primarily due to the effect of decreases in energy commodity prices and inventory and refined product volumes on working capital. Accounts payable decreased primarily due to lower crude payable prices. Current receivables decreased primarily due to lower crude and refined product receivable prices and refined product volumes. Inventories decreased mainly due to decreases in refined product, crude and materials & supplies inventories.
For 2019, changes in working capital were a net $357 million source of cash, primarily due to the effect of increases in energy commodity prices and volumes on working capital. Accounts payable increased primarily due to higher crude oil payable price and volumes. Current receivables increased primarily due to increases in crude and refined product receivable volumes and prices. Inventories increased primarily due to increases in refined product and materials & supplies inventories partially offset by a decrease in crude inventory.
For 2018, changes in working capital were a net $621 million use of cash, primarily due to the effect of decreases in energy commodity prices on working capital. Accounts payable decreased primarily due to lower crude oil payable prices. Inventories decreased primarily due to a decrease in crude and refined product inventories. Current receivables decreased primarily due to lower crude oil receivable prices. All of these effects exclude the working capital acquired in connection with the acquisition of Andeavor.
Cash flows used in investing activities decreased $3.00 billion in 2020 compared to 2019 and decreased $1.41 billion in 2019 compared to 2018.
•Cash used for additions to property, plant and equipment was primarily due to spending in our Midstream and Refining & Marketing segments in 2020. See discussion of capital expenditures and investments under the “Capital Spending” section.
•Cash used for acquisitions of $3.82 billion in 2018 primarily includes cash paid to Andeavor stockholders of $3.5 billion in connection with the acquisition of Andeavor on October 1, 2018.
•Net investments were a use of cash of $348 million in 2020 compared to $966 million in 2019 and $393 million in 2018. Investments in 2020 are largely due to investments in the South Texas Gateway Terminal, the Gray Oak Pipeline and the Whistler Pipeline. Investments in 2019 are largely due to investments in connection with the Gray Oak Pipeline, which began initial start-up in the fourth quarter, the Wink to Webster Pipeline, the Whistler Pipeline and other Midstream projects.
•Cash provided by disposal of assets totaled $150 million, $47 million and $22 million in 2020, 2019 and 2018, respectively. The increase in 2020 is mainly due to the sale of three asphalt terminals and other Refining & Marketing assets. The increase in 2019 is primarily due to proceeds from the sale of assets in our Retail segment.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to total capital expenditures and investments follows for each of the last three years.

(In millions)	2020	2019	2018
Additions to property, plant and equipment per consolidated statements of cash flows	$2,787	$4,810	$3,179
Asset retirement expenditures	—	1	8
Increase (decrease) in capital accruals	(518)	(303)	268
Total capital expenditures	2,269	4,508	3,455
Investments in equity method investees	485	1,064	409
Total capital expenditures and investments	$2,754	$5,572	$3,864
Financing activities were a use of cash of $135 million in 2020, a use of cash of $3.38 billion in 2019 and a source of cash of $222 million in 2018.
•Long-term debt borrowings and repayments, including debt issuance costs, were a net $1.65 billion source of cash in 2020 compared to a $1.18 billion source of cash in 2019 and a $5.36 billion source of cash in 2018. During 2020, MPC issued $2.5 billion of senior notes, redeemed $1.13 billion of senior notes, borrowed and repaid $4.23 billion under its revolving credit facility, borrowed and repaid $3.55 billion under its trade receivables facility and had net borrowings of $1.02 billion under its commercial paper program. MPLX issued $3.0 billion of senior notes, which were used to repay $1.0 billion of outstanding borrowings under its term loan, $1.0 billion of floating rate senior notes and to redeem $750 million of fixed rate senior notes, and had net borrowings of $175 million under its revolving credit facility. During 2019, MPLX issued $2 billion of floating rate notes, the proceeds of which were used to repay various outstanding MPLX borrowings and for general business purposes, and had net borrowings of $1 billion under its term loan agreement. In addition, MPLX repaid $500 million of senior notes. During 2018, MPLX issued $7.75 billion of senior notes, redeemed $750 million of senior notes, borrowed and repaid $4.1 billion under a term loan agreement, and borrowed and repaid $1.41 billion and $1.92 billion, respectively, under the MPLX Credit Agreement. In addition, MPC redeemed $600 million of senior notes. See Item 8. Financial Statements and Supplementary Data – Note 22 for additional information on our long-term debt.
•Cash used in common stock repurchases totaled $1.95 billion in 2019 and $3.29 billion in 2018. See the “Capital Requirements” section for further discussion of our stock repurchases.
•Cash used in dividend payments totaled $1.51 billion in 2020, $1.40 billion in 2019 and $954 million in 2018. The increase in 2020 is primarily due to an increase in our base dividend, partially offset by a reduction of shares resulting from share repurchases in 2019. The increase in 2019 was primarily due a net increase in the number of shares outstanding due to the approximate 239.8 million shares issued in connection with the Andeavor acquisition and a $0.28 per share increase in our base dividend, partially offset by a reduction of shares resulting from share repurchases. Dividends per share were $2.32 in 2020, $2.12 in 2019 and $1.84 in 2018.
•Distributions to noncontrolling interests increased $342 million in 2019 compared to 2018, primarily due to increases in MPLX units outstanding and MPLX’s distribution per common unit. Distributions to noncontrolling interests included ANDX’s distribution per common unit paid in the first and second quarter of 2019, prior to the merger of ANDX and MPLX, and the fourth quarter of 2018 subsequent to the acquisition of Andeavor on October 1, 2018.
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
Our liquidity, excluding MPLX, totaled $7.3 billion at December 31, 2020 consisting of:

	December 31, 2020
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$5,000	$1	$4,999
364 day bank revolving credit facility	1,000	—	1,000
364 day bank revolving credit facility(b)	1,000	—	1,000
Trade receivables facility(c)	750	—	750
Commercial paper borrowings(d)	—	—	(1,024)
Total	$7,750	$1	$6,725
Cash and cash equivalents(e)			540
Total liquidity			$7,265
(a)Outstanding borrowings include $1 million in letters of credit outstanding under this facility. Excludes MPLX’s $3.5 billion bank revolving credit facility, which had $175 million borrowings and no of letters of credit outstanding as of December 31, 2020.
(b)In February 2021, we elected to cancel one of the $1.0 B 364-day revolving credit agreements prior to its maturity in April 2021.
(c)Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products.
(d)We do not intend to have outstanding commercial paper borrowings in excess of available capacity under bank revolving credit facilities.
(e)Includes cash and cash equivalents classified as assets held for sale of $140 million (see Item 8. Financial Statements and Supplementary Data – Note 5) and excludes $15 million of MPLX cash and cash equivalents.
Because of the alternatives available to us, including internally generated cash flow and access to capital markets, including a commercial paper program, we believe that our short-term and long-term liquidity is adequate to fund not only our current operations, but also our near-term and long-term funding requirements, including capital spending programs, dividend payments, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. During the year ended December 31, 2020, share repurchases were temporarily suspended, which has helped preserve our liquidity during the COVID-19 pandemic. The timing and amount of future repurchases will depend upon several factors, including market and business conditions, and such repurchases may be initiated, suspended or discontinued at any time.
On August 2, 2020, we entered into a definitive agreement to sell Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven for $21 billion in cash, subject to certain adjustments based on the levels of cash, debt and working capital at closing and certain other items. The taxable transaction is targeted to close in the first quarter of 2021, subject to customary closing conditions and the receipt of regulatory approvals. This transaction is expected to result in after-tax cash proceeds of approximately $16.5 billion. The company expects to use the proceeds from the sale to strengthen the balance sheet and return capital to shareholders.
Additionally, we have recorded an income tax receivable within other current assets in our balance sheet of approximately $2.1 billion which is expected to be received during the second half of 2021.
We established a commercial paper program that allows us to have a maximum of $2 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facilities. At December 31, 2020, we had $1.02 billion outstanding under the commercial paper program, which matures on various dates in the first quarter of 2021.
On September 23, 2020, MPC entered into a 364-day credit agreement with a syndicate of lenders. This revolving credit agreement provides for a $1.0 billion unsecured revolving credit facility that matures in September 2021, and replaces a similar 364-day revolving credit agreement that expired on September 28, 2020.
On April 27, 2020, MPC entered into a 364-day revolving credit agreement that provided for a $1.0 billion unsecured revolving credit facility that was scheduled to mature in April 2021. In February 2021, we elected to terminate this credit agreement. This facility provided MPC additional liquidity and financial flexibility during the then ongoing commodity price and demand downturn. We no longer believe the facility is necessary as an additional source for liquidity, and we do not intend to replace it. No early termination fees were incurred by MPC in connection with the termination of this credit agreement.
On April 27, 2020, we closed on the issuance of $2.5 billion in aggregate principal amount of senior notes in a public offering, consisting of $1.25 billion aggregate principal amount of 4.500% unsecured senior notes due May 2023 and $1.25 billion aggregate principal amount of 4.700% unsecured senior notes due May 2025. MPC used the net proceeds from this offering to repay amounts outstanding under its five-year revolving credit facility.
The MPC credit agreements and our trade receivables facility contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. Other covenants restrict us and/or certain of our subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of December 31, 2020, we were in compliance with the covenants contained in the MPC credit agreements and our trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.37 to 1.00.
Our intention is to maintain an investment-grade credit profile. As of February 1, 2021, the credit ratings on our senior unsecured debt are as follows.

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
None of the MPC credit agreements or our trade receivables facility or senior notes contains credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt could increase the applicable interest rates, yields and other fees payable under such agreements and may limit our flexibility to obtain financing in the future, including to refinance existing indebtedness. In addition, a downgrade of our senior unsecured debt rating to below investment-grade levels could, under certain circumstances, decrease the amount of trade receivables that are eligible to be sold under our trade receivables facility, impact our ability to purchase crude oil on an unsecured basis and could result in us having to post letters of credit under existing transportation services or other agreements.
See Item 8. Financial Statements and Supplementary Data – Note 22 for further discussion of our debt.
MPLX
MPLX’s liquidity totaled $4.84 billion at December 31, 2020 consisting of:

	December 31, 2019
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX bank revolving credit facility	$3,500	$175	$3,325
MPC intercompany loan agreement	1,500	—	1,500
Total	$5,000	$175	$4,825
Cash and cash equivalents			15
Total liquidity			$4,840
On August 18, 2020, MPLX issued $3.0 billion aggregate principal amount of senior notes in a public offering, consisting of $1.5 billion aggregate principal amount of 1.750% senior notes due March 2026 and $1.5 billion aggregate principal amount of 2.650% senior notes due August 2030. The net proceeds were used to repay $1.0 billion of outstanding borrowings under the MPLX term loan agreement, to repay the $1.0 billion floating rate senior notes due September 2021, to redeem all of the $300 million aggregate principal amount of MPLX’s 6.250% senior notes due October 2022 and to redeem the $450 million aggregate principal amount of 6.375% senior notes due May 2024, including the portion of such notes issued by ANDX. The remaining proceeds were used for general business purposes.
The MPLX credit agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of December 31, 2020, MPLX was in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.8 to 1.0.
Our intention is to maintain an investment-grade credit profile for MPLX. As of February 1, 2021, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
See Item 8. Financial Statements and Supplementary Data – Note 22 for further discussion of MPLX’s debt.
Capital Requirements
Capital Spending
MPC’s capital investment plan for 2021 totals approximately $1.4 billion for capital projects and investments, excluding capitalized interest, potential acquisitions and MPLX’s capital investment plan. MPC’s 2021 capital investment plan includes all of the planned capital spending for Refining & Marketing, and Corporate as well as a portion of the planned capital investments in Midstream and Speedway’s capital spending for the first quarter which is now reported separately as discontinued operations. The remainder of the planned capital spending for Midstream reflects the capital investment plan for MPLX. We continuously evaluate our capital plan and make changes as conditions warrant. The 2021 capital investment plan for MPC and MPLX and capital expenditures and investments for each of the last three years are summarized by segment below.

(In millions)	2021 Plan	2020	2019	2018
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$1,050	$1,170	$2,045	$1,077
Midstream - Other	50	221	360	70
Corporate and Other(b)	150	80	100	77
Total MPC, excluding MPLX	$1,250	$1,471	$2,505	$1,224

MPC discontinued operations - Speedway	$150	$277	$561	$440

Midstream - MPLX(c)	$1,000	$1,177	$2,930	$2,560
(a)Capital expenditures exclude changes in capital accruals.
(b)Excludes capitalized interest of $106 million, $137 million and $80 million for 2020, 2019 and 2018, respectively. The 2021 capital investment plan excludes capitalized interest.
(c)The MPLX capital investment plan excludes project reimbursements paid by MPC to MPLX and return of capital from MPLX’s joint venture partners.
Refining & Marketing
The Refining & Marketing segment’s forecasted 2021 capital spending and investments is approximately $1.05 billion. This amount includes approximately $800 million of growth capital focused on on-going projects, such as the first phase of the Martinez facility conversion, the STAR project, and projects that we expect will help us reduce future operating costs. Maintenance capital is expected to be $250 million.
Major capital projects completed over the last three years have prepared us to increase our diesel production, process light crude oil, increase our export capabilities and meet the transportation fuel regulatory mandate (Tier 3 fuel standards). In addition, the STAR investment project at our Galveston Bay refinery is progressing according to plan and is scheduled to complete in 2022.
Midstream
MPLX’s capital investment plan includes $800 million of organic growth capital and approximately $200 million of maintenance capital. This growth plan is focused on investments in projects that deliver the highest returns as we continue to optimize our assets. These investments are focused on crude oil and natural gas logistics systems to transport products from the Permian to the U.S. Gulf Coast and increase our export capabilities. This provides for additional flexibility and competitive advantages in how we operate our assets as these projects further enhance our full value chain capture. Other investments include the addition of approximately 400 MMcf/d of processing capacity at two gas processing plants, one in the Marcellus region which is expected to be completed in 2021, and one in the Southwest region, which is expected to be completed in 2022.
Major capital projects over the last three years included investments for the development of natural gas and natural gas liquids infrastructure to support MPLX’s producer customers, primarily in the Marcellus, Utica and Permian regions and development of various crude oil and refined petroleum products infrastructure projects.
The remaining Midstream segment’s forecasted 2021 capital spend, excluding MPLX, is approximately $50 million which primarily relates to investments in equity affiliates.
Corporate and Other
The 2021 capital forecast includes approximately $150 million to support corporate activities. Major projects over the last three years included upgrades to information technology systems.
Speedway
Speedway’s 2021 capital forecast for the first quarter of approximately $150 million is focused on new store growth in existing and new markets, commercial fueling/diesel expansion, food service through store remodels and equipment replacement/store maintenance.
Major capital projects over the last three years included converting recently acquired locations to the Speedway brand and systems, building new store locations, remodeling and rebuilding existing locations in core markets and building out our network of commercial fueling lane locations to capitalize on diesel demand growth.
Dividends
On January 29, 2021, we announced our board of directors approved a $0.58 per share dividend, payable March 10, 2021 to shareholders of record at the close of business on February 17, 2021.
Share Repurchases
During the year ended December 31, 2020, share repurchases were temporarily suspended, which has helped preserve our liquidity during the COVID-19 pandemic. The timing and amount of future repurchases will depend upon several factors, including market and business conditions, and such repurchases may be initiated, suspended or discontinued at any time. Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $15.0 billion of our common stock, leaving approximately $3.0 billion available for repurchases as of December 31, 2020. Under these authorizations, we have acquired 327 million shares at an average cost per share of $46.05. The table below summarizes our total share repurchases. See Item 8. Financial Statements and Supplementary Data – Note 12 for further discussion of the share repurchase plans.

(In millions, except per share data)	2020	2019	2018
Number of shares repurchased	—	34	47
Cash paid for shares repurchased	$—	$1,950	$3,287
Average cost per share	$—	$58.87	$69.46
We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans.
MPLX Unit Repurchases
On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date.
During the year ended December 31, 2020, 1,473,843 MPLX common units had been repurchased at an average cost per unit of $22.29. Total cash paid for units repurchased during the year was $33 million and $967 million remained outstanding on the program for future repurchases as of December 31, 2020. As of December 31, 2020, MPLX had agreements to acquire 99,406 additional common units for $2 million, which settled in early January 2021.
Other Capital Requirements
In 2020, we made contributions totaling $3 million to our funded pension plans. For 2021, we have $65 million of required funding and we may make voluntary contributions to our funded pension plans at our discretion.
We have $1.0 billion of 5.125 percent senior notes due in March 2021 that will be paid utilizing existing resources.
As of December 31, 2020, $141 million of restructuring expenses were accrued as restructuring reserves in our consolidated balance sheet and we expect cash payments for the majority of these reserves to occur within the next nine months.
We may, from time to time, repurchase notes in the open market, in tender offers, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.

Contractual Cash Obligations
The table below provides aggregated information on our consolidated obligations to make future payments under existing contracts as of December 31, 2020. The contractual obligations detailed below do not include our contractual obligations to MPLX under various fee-based commercial agreements as these transactions are eliminated in the consolidated financial statements.

(In millions)	Total	2021	2022-2023	2024-2025	Later Years
Long-term debt(a)	$48,061	$4,069	$7,514	$7,233	$29,245
Finance lease obligations(b)	853	91	200	160	402
Operating lease obligations	1,665	544	616	281	224
Purchase obligations:(c)
Crude oil, feedstock, refined product and renewable fuel contracts(d)	11,504	10,657	596	207	44
Transportation and related contracts	5,998	768	1,685	1,408	2,137
Contracts to acquire property, plant and equipment	1,682	1,580	100	2	—
Service, materials and other contracts(e)	5,096	1,315	1,160	883	1,738
Total purchase obligations	24,280	14,320	3,541	2,500	3,919
Other long-term liabilities reported in the consolidated balance sheet(f)	1,734	261	518	522	433
Total contractual cash obligations	$76,593	$19,285	$12,389	$10,696	$34,223
(a)Includes interest payments of $16.59 billion for our senior notes and the MPLX senior notes, commitment and administrative fees for our credit agreements, the MPLX credit agreement and term loan agreement and our trade receivables facility.
(b)Finance lease obligations represent future minimum payments.
(c)Includes both short- and long-term purchases obligations.
(d)These contracts include variable price arrangements. For purposes of this disclosure we have estimated prices to be paid primarily based on futures curves for the commodities to the extent available.
(e)Primarily includes contracts to purchase services such as utilities, supplies and various other maintenance and operating services.
(f)Primarily includes obligations for pension and other postretirement benefits including medical and life insurance, which we have estimated through 2030. See Item 8. Financial Statements and Supplementary Data – Note 26.
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
We have provided various guarantees related to equity method investees. In conjunction with our spinoff from Marathon Oil, we entered into various indemnities and guarantees to Marathon Oil. These arrangements are described in Item 8. Financial Statements and Supplementary Data – Note 29.
TRANSACTIONS WITH RELATED PARTIES
We believe that transactions with related parties were conducted on terms comparable to those with unaffiliated parties. See Item 8. Financial Statements and Supplementary Data – Note 10 for discussion of activity with related parties.

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
Our environmental expenditures, including non-regulatory expenditures, for each of the last three years were:

(In millions)	2020	2019	2018
Capital	$121	$528	$360
Compliance:(a)
Operating and maintenance	469	547	493
Remediation(b)	40	56	31
Total	$630	$1,131	$884
(a)Based on the American Petroleum Institute’s definition of environmental expenditures.
(b)These amounts include spending charged against remediation reserves, where permissible, but exclude non-cash provisions recorded for environmental remediation.
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
Our environmental capital expenditures accounted for 6 percent, 12 percent and 11 percent of capital expenditures, for 2020, 2019 and 2018, respectively, excluding acquisitions. Our environmental capital expenditures are expected to approximate $39 million, or 2 percent, of total planned capital expenditures in 2021. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.
For more information on environmental regulations that impact us, or could impact us, see Item 1. Business – Regulatory Matters and Item 1A. Risk Factors.

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
The fair value accounting standards do not prescribe which valuation technique should be used when measuring fair value and does not prioritize among the techniques. These standards establish a fair value hierarchy that prioritizes the inputs used in applying the various valuation techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority. The three levels of the fair value hierarchy are as follows:
•Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the measurement date.
•Level 3 – Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.
Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. We use an income or market approach for recurring fair value measurements and endeavor to use the best information available. See Item 8. Financial Statements and Supplementary Data – Note 20 for disclosures regarding our fair value measurements.
Significant uses of fair value measurements include:
•assessment of impairment of long-lived assets;
•assessment of impairment of intangible assets:
•assessment of impairment of goodwill;
•assessment of impairment of equity method investments;
•recorded values for assets acquired and liabilities assumed in connection with acquisitions; and
•recorded values of derivative instruments.

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
•Future operating performance. Our estimates of future operating performance are based on our analysis of various supply and demand factors, which include, among other things, industry-wide capacity, our planned utilization rate, end-user demand, capital expenditures and economic conditions. Such estimates are consistent with those used in our planning and capital investment reviews.
•Future volumes. Our estimates of future refinery, pipeline throughput and natural gas and natural gas liquid processing volumes are based on internal forecasts prepared by our Refining & Marketing and Midstream segments operations personnel. Assumptions about the effects of COVID-19 on our future volumes are inherently subjective and contingent upon the duration of the pandemic, which is difficult to forecast.
•Discount rate commensurate with the risks involved. We apply a discount rate to our cash flows based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible. A higher discount rate decreases the net present value of cash flows.
•Future capital requirements. These are based on authorized spending and internal forecasts.
Assumptions about the effects of COVID-19 and the macroeconomic environment are inherently subjective and contingent upon the duration of the pandemic and its impact on the macroeconomic environment, which is difficult to forecast. We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual results may differ from these projections.
The need to test for impairment can be based on several indicators, including a significant reduction in prices of or demand for products produced, a weakened outlook for profitability, a significant reduction in pipeline throughput volumes, a significant reduction in natural gas or natural gas liquids processed, a significant reduction in refining margins, other changes to contracts or changes in the regulatory environment. The following sections detail our critical accounting estimates related to impairment assessments for long-lived assets, goodwill and equity method investments.
Long-lived Asset Impairment Assessments
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flow of an asset group. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which generally is the refinery and associated distribution system level for Refining & Marketing segment assets, and the plant level or pipeline system level for Midstream segment assets. If the sum of the undiscounted estimated pretax cash flows is less than the carrying value of an asset group, fair value is calculated, and the carrying value is written down to the calculated fair value. The Company’s consolidated long-lived asset balance was $43 billion as of December 31, 2020.
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
On August 3, 2020, we announced our plans to evaluate possibilities to strategically reposition our Martinez refinery, including the potential conversion of the refinery into a renewable diesel facility. Subsequent to August 3, 2020, we progressed activities associated with the conversion of the Martinez refinery to a renewable diesel facility, including applying for permits, advancing discussions with feedstock suppliers, and beginning detailed engineering activities. As envisioned, the Martinez facility would start producing approximately 260 million gallons per year of renewable diesel by the second half of 2022, with a potential to build to full capacity of approximately 730 million gallons per year by the end of 2023. As a result of the progression of these activities, we identified assets that would be repurposed and utilized in a renewable diesel facility configuration and assets that would be abandoned since they had no function in a renewable diesel facility configuration. This change in our intended use for the Martinez refinery is a long-lived asset impairment trigger for the assets that would be repurposed and remain as part of the Martinez asset group. We assessed the asset group for impairment by comparing the undiscounted estimated pretax cash flows to the carrying value of the asset group and the undiscounted estimated pretax cash flows exceeded the Martinez asset group carrying value. We recorded impairment expense of $342 million for the abandoned assets as we are no longer using these assets and have no expectation to use these assets in the future. Additionally, as a result of our efforts to progress the conversion of Martinez refinery into a renewable diesel facility, MPLX cancelled in-process capital projects related to its Martinez refinery logistics operations resulting in impairments of $27 million in the third quarter.
In the fourth quarter of 2020, we concluded the evaluation of our intended use of MPLX terminal assets near the Gallup refinery and determined that the assets were abandoned, resulting in an impairment charge of $67 million. Following this conclusion, we revised the estimate of the salvage value for the Gallup refinery asset group resulting in an additional $44 million impairment charge. These charges are included in impairment expense on our consolidated statements of income.
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
Goodwill Impairment Assessments
Unlike long-lived assets, goodwill is subject to annual, or more frequent if necessary, impairment testing at the reporting unit level. A goodwill impairment loss is measured as the amount by which a reporting unit's carrying value exceeds its fair value, without exceeding the recorded amount of goodwill. As of December 31, 2020, we had a total of $8.26 billion of goodwill recorded on our consolidated balance sheet, which was associated with four of our eight reporting units. An additional reporting unit, Speedway, has goodwill of $4.4 billion and is reported within assets held for sale on our consolidated balance sheets.
The outbreak of COVID-19, its development into a pandemic and the decline in commodity prices during the first quarter of 2020 had significant effects on our business. See “Business Update” in Item 1. Business above. Due to these developments, we performed impairment assessments during the first quarter of 2020 as discussed further below.
Prior to performing our goodwill impairment assessment as of March 31, 2020, we had goodwill totaling approximately $20 billion associated with eight of our 10 reporting units. As part of this assessment, we recorded goodwill impairment of $7.33 billion in the first quarter of 2020 related to our Refining & Marketing and MPLX’s Eastern Gathering & Processing reporting units. The Refining & Marketing and Eastern Gathering & Processing reporting units recorded goodwill impairment charges of $5.52 billion and $1.81 billion, respectively, which fully impaired both reporting units’ historical goodwill balances. These goodwill impairment expenses are primarily driven by the effects of COVID-19, the decline in commodity prices and the slowing of drilling activity which has reduced production growth forecasts from MPLX’s producer customers. For the remaining six reporting units with goodwill, we determined that no significant adjustments to the carrying value of goodwill were necessary. The impairment assessment performed as of March 31, 2020 resulted in the fair value of the reporting units exceeding their carrying value by percentages ranging from approximately 8.5 percent to 270.0 percent. MPLX’s Crude Gathering reporting unit had goodwill totaling $1.1 billion at March 31, 2020 and MPLX’s fair value estimate for this reporting unit exceeded the reporting unit carrying value by 8.5 percent. The operations that make up this reporting unit were acquired by MPLX when it acquired ANDX. We accounted for the October 1, 2018 acquisition of Andeavor (through which we acquired control of ANDX), using the acquisition method of accounting, which required Andeavor assets and liabilities to be recorded at the acquisition date fair value. As such, given the short amount of time from when fair value was established to the date of the impairment test, the amount by which the fair value exceeded the carrying value within this reporting unit is not unexpected. An increase of one percentage point to the discount rate used to estimate the fair value of this reporting unit would not have resulted in goodwill impairment as of March 31, 2020. No other reporting units had fair values exceeding carrying values of less than 20 percent.
Prior to performing our annual impairment assessment as of November 30, 2020, MPC had goodwill totaling approximately $8.26 billion associated with four reporting units. Additionally, a fifth reporting unit, Speedway, is reported in assets held for sale in our consolidated balance sheets and has $4.4 billion of goodwill. Management performed a qualitative assessment for three reporting units as we determined it was more likely than not that the fair values of the reporting units exceeded the carrying values. A quantitative assessment was last performed on these reporting units either on November 30, 2019 or March 31, 2020 and these reporting units’ fair values exceeded carrying values by a range of approximately 90 percent to 270 percent. A quantitative assessment was performed for the remaining two reporting units which resulted in the fair value of the reporting units exceeding their carrying value by percentages ranging from approximately 9 percent to 42 percent. The reporting unit whose fair value exceeded its carrying amount by 9 percent, our Crude Gathering Reporting unit, had goodwill totaling $1.1 billion at December 31, 2020. The excess fair value over carrying value for this reporting unit is consistent with prior assessments. An increase of one percentage point to the discount rate used to estimate the fair value of this reporting unit would not have resulted in goodwill impairment as of November 30, 2020.
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
Equity Method Investment Impairment Assessment
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. During the first quarter of 2020, we recorded $1.32 billion of equity method investment impairment charges to income from equity method investments in the consolidated statements of income. The impairment charges primarily related to MPLX recording an other than temporary impairment totaling $1.26 billion, of which $1.25 billion related to MarkWest Utica EMG, L.L.C and its investment in Ohio Gathering Company, L.L.C. The fair value of the investments was determined based upon applying the discounted cash flow method, which is an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of these equity method investments represents a Level 3 measurement. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The impairment was recorded through “Income from equity method investments.” The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the joint ventures. At December 31, 2020, we had $5.42 billion of investments in equity method investments recorded on our consolidated balance sheet.
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.
See Item 8. Financial Statements and Supplementary Data – Note 17 for additional information on our equity method investments. See Item 8. Financial Statements and Supplementary Data – Note 19 for additional information on our goodwill and intangibles, including a table summarizing our recorded goodwill by segment.
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
See Item 8. Financial Statements and Supplementary Data – Note 8 for additional information on our acquisitions. See Item 8. Financial Statements and Supplementary Data – Note 20 for additional information on fair value measurements.

Derivatives
We record all derivative instruments at fair value. Substantially all of our commodity derivatives are cleared through exchanges which provide active trading information for identical derivatives and do not require any assumptions in arriving at fair value. Fair value estimation for all our derivative instruments is discussed in Item 8. Financial Statements and Supplementary Data – Note 20. Additional information about derivatives and their valuation may be found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
Variable Interest Entities are discussed in Item 8. Financial Statements and Supplementary Data – Note 9.
Pension and Other Postretirement Benefit Obligations
Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the following:
•the discount rate for measuring the present value of future plan obligations;
•the expected long-term return on plan assets;
•the rate of future increases in compensation levels;
•health care cost projections; and
•the mortality table used in determining future plan obligations.
We utilize the work of third-party actuaries to assist in the measurement of these obligations. We have selected different discount rates for each of our pension plans and retiree health and welfare based on the projected benefit payment patterns of each individual plan. The selected rates are compared to various similar bond indices for reasonableness. In determining the assumed discount rates, we use our third-party actuaries’ discount rate models. These models calculate an equivalent single discount rate for the projected benefit plan cash flows using yield curves derived from Aa or higher corporate bond yields. The yield curves represent a series of annualized individual spot discount rates from 0.5 to 99 years. The bonds used have an average rating of Aa or higher by a recognized rating agency and generally only non-callable bonds are included. Outlier bonds that have a yield to maturity that deviate significantly from the average yield within each maturity grouping are not included. Each issue is required to have at least $250 million par value outstanding.

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 2.55 percent for our pension plans and 2.60 percent for our other postretirement benefit plans by 0.25 percent would increase pension obligations and other postretirement benefit plan obligations by $110 million and $42 million, respectively, and would increase defined benefit pension expense and other postretirement benefit plan expense by $15 million and $3 million, respectively.
The long-term asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 50 percent equity securities and 50 percent fixed income securities for the primary funded pension plan), past performance and other factors. Certain components of the asset mix are modeled with various assumptions regarding inflation and returns. In addition, our long-term asset rate of return assumption is compared to those of other companies and to historical returns for reasonableness. We used the 6.00 percent long-term rate of return to determine our 2020 defined benefit pension expense. After evaluating activity in the capital markets, along with the current and projected plan investments, we decreased the asset rate of return for our primary plan to 5.75 percent effective for 2021. Decreasing the 5.75 percent asset rate of return assumption by 0.25 percentage points would increase our defined benefit pension expense by $5 million.
Compensation change assumptions are based on historical experience, anticipated future management actions and demographics of the benefit plans.
Health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.
We utilized the 2020 mortality tables from the U.S. Society of Actuaries.
Item 8. Financial Statements and Supplementary Data – Note 26 includes detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other postretirement plan expense, as well as the obligations and accumulated other comprehensive loss reported on the year-end balance sheets.
ACCOUNTING STANDARDS NOT YET ADOPTED
As discussed in Item 8. Financial Statements and Supplementary Data – Note 3 to our audited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General
We are exposed to market risks related to the volatility of crude oil and refined product prices. We employ various strategies, including the use of commodity derivative instruments, to hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates and foreign currency exchange rates. As of December 31, 2020, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we have used them in the past, and we continually monitor the market and our exposure and may enter into these agreements again in the future. We are at risk for changes in fair value of all of our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.
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
See Item 8. Financial Statements and Supplementary Data – Notes 20 and 21 for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
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
Midstream
NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond MPLX’s control. MPLX may at times use a variety of commodity derivative instruments, including futures and options, as part of an overall program to economically hedge commodity price risk. A portion of MPLX’s profitability is directly affected by prevailing commodity prices primarily as a result of purchasing and selling NGLs and natural gas at index-related prices. To the extent that commodity prices influence the level of drilling by MPLX producer customers, such prices also indirectly affect profitability. MPLX may enter into derivative contracts, which are primarily swaps traded on the OTC market as well as fixed price forward contracts. MPLX’s risk management policy does not allow it to enter into speculative positions with its derivative contracts. Execution of MPLX’s hedge strategy and the continuous monitoring of commodity markets and its open derivative positions are carried out by its hedge committee, comprised of members of senior management.
To mitigate MPLX’s cash flow exposure to fluctuations in the price of NGLs, it may use NGL derivative swap contracts. A small portion of its NGL price exposure may be managed by using crude oil contracts. To mitigate MPLX’s cash flow exposure to fluctuations in the price of natural gas, it may use natural gas derivative swap contracts, taking into account the partial offset of its long and short natural gas positions resulting from normal operating activities.
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
Open Derivative Positions and Sensitivity Analysis
The following table includes the composition of net losses/gains on our commodity derivative positions for the years ended December 31, 2020 and 2019, respectively.

(In millions)	2020	2019
Realized gain (loss) on settled derivative positions	$69	$48
Unrealized loss on open net derivative positions	38	(144)
Net loss	$107	$(96)
See Item 8. Financial Statements and Supplementary Data – Note 21 for additional information on our open derivative positions at December 31, 2020.
Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of December 31, 2020 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of December 31, 2020
Crude	$32	$80	$(32)	$(80)
Refined products	24	61	(24)	(61)
Blending products	(3)	(8)	3	8
Soybean oil	(8)	(19)	8	19
Embedded derivatives	(6)	(16)	6	16
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after December 31, 2020 would cause future IFO effects to differ from those presented above.
Interest Rate Risk
Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates or that our current fixed rate debt may be higher than the current market. Variable-rate debt, such as borrowings under our revolving credit facilities, exposes us to short-term changes in market rates that impact our interest expense. See Item 8. Financial Statements and Supplementary Data – Note 22 for additional information on our debt.

Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of December 31, 2020 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value(a)	Change in Fair Value(b)	Change in Net Income for the Twelve Months Ended December 31, 2020(c)
Long-term debt
Fixed-rate	$33,003	$2,898	n/a
Variable-rate	$2,199	n/a	$31
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis point decrease in the weighted average yield-to-maturity at December 31, 2020.
(c)Assumes a 100-basis-point change in interest rates. The change in net income was based on the weighted average balance of debt outstanding for the year ended December 31, 2020.
See Item 8. Financial Statements and Supplementary Data – Note 20 for additional information on the fair value of our debt.
Foreign Currency Exchange Rate Risk
We are impacted by foreign exchange rate fluctuations related to some of our purchases of crude oil denominated in Canadian dollars. We did not utilize derivatives to hedge our market risk exposure to these foreign exchange rate fluctuations in 2020.
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

/s/ Michael J. Hennigan	/s/ Maryann T. Mannen	/s/ John J. Quaid
Michael J. Hennigan President and Chief Executive Officer	Maryann T. Mannen Executive Vice President and Chief Financial Officer	John J. Quaid Senior Vice President and Controller

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
MPC’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPC’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of MPC’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Michael J. Hennigan	/s/ Maryann T. Mannen
Michael J. Hennigan President and Chief Executive Officer	Maryann T. Mannen Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marathon Petroleum Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Marathon Petroleum Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Long-Lived Asset Recoverability Tests – Refinery Asset Groups
As described in Notes 2 and 7 to the consolidated financial statements and as disclosed by management, the Company’s consolidated long-lived asset balance was $43 billion as of December 31, 2020, which includes the refinery asset groups within the Refining & Marketing segment. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If the sum of the undiscounted estimated pretax cash flows is less than the carrying value of an asset group, fair value is determined, and the carrying value is written down to the determined fair value. During the first and second quarters of 2020, management identified long-lived asset triggers relating to all of their refinery asset groups, except the Gallup refinery in the second quarter as it had been impaired to its estimated salvage value in the first quarter, as a result of decreases to the Refining & Marketing segment expected future cash flows. The cash flows associated with these assets were significantly impacted by the effects of COVID-19 and commodity price declines in the first quarter and continued unfavorable macroeconomic conditions in the second quarter. Management performed recoverability tests for each refinery asset group by comparing the undiscounted estimated pretax cash flows to the carrying value of each asset group. The determination of undiscounted estimated pretax cash flows for the first and second quarter refinery asset group recoverability tests utilized significant assumptions including management’s best estimates of the expected future cash flows, allocation of Refining & Marketing segment cash flows to the individual refinery asset groups, the estimated useful life of certain refinery asset groups, and the estimated salvage value of certain refinery asset groups.
The principal considerations for our determination that performing procedures relating to the long-lived asset recoverability tests of the refinery asset groups performed by management in the first and second quarters of 2020 is a critical audit matter are (i) the significant judgment by management when developing the undiscounted estimated pretax cash flows of the refinery asset groups; and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s recoverability tests and the significant assumption related to allocation of Refining & Marketing segment cash flows to individual refinery asset groups.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived asset recoverability tests, including controls over the allocation of the undiscounted estimates of pretax cash flows to individual refinery asset groups.

These procedures also included, among others (i) testing management’s process for developing the undiscounted estimated pretax cash flows utilized for the recoverability tests; (ii) evaluating the appropriateness of the undiscounted estimated pretax cash flow model used; (iii) testing the completeness and accuracy of underlying data used by management in the model; and (iv) evaluating the reasonableness of the significant assumption related to the allocation of Refining & Marketing segment cash flows to individual refineries. Evaluating the reasonableness of this significant assumption involved (i) evaluating the appropriateness of management’s allocation of Refining & Marketing segment cash flows to individual refinery asset groups; (ii) evaluating the appropriateness, completeness, and accuracy of underlying data used to allocate Refining & Marketing segment cash flows to individual refinery asset groups; and (iii) considering whether the data used in the allocation was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were utilized to assist in evaluating the appropriateness of the Company’s undiscounted estimated pretax cash flow model.
Goodwill Impairment Tests – Certain Midstream Reporting Units
As described in Notes 7 and 19 to the consolidated financial statements and as disclosed by management, the Company’s consolidated goodwill balance was $8,256 million as of December 31, 2020, which includes, within the Midstream segment, the goodwill associated with MPLX’s Crude Gathering reporting unit of $1.1 billion. As described by management, within the Midstream segment, the Company recorded an impairment charge of $1.81 billion in the first quarter of 2020 related to MPLX’s Eastern Gathering & Processing reporting unit, which fully impaired the reporting unit’s historical goodwill balance. Management annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. The overall deterioration in the economy and the environment in which MPLX and its customers operate, as well as a sustained decrease in the MPLX unit price, were considered triggering events requiring an impairment test during the first quarter of 2020. The fair values of the reporting units were determined based on applying both a discounted cash flow method, or income approach, as well as a market approach. Significant assumptions that were used to estimate the MPLX Eastern Gathering and Processing and MPLX Crude Gathering reporting units’ fair values under the discounted cash flow method included management’s best estimates of the discount rate, as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact future volumes and capital requirements.
The principal considerations for our determination that performing procedures relating to the goodwill impairment tests of the Company’s Crude Gathering and Eastern Gathering and Processing reporting units of the Midstream segment is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting units; and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to future volumes.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the estimation of the fair value of the Crude Gathering and Eastern Gathering and Processing reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the income and market approaches used; (iii) testing the completeness and accuracy of underlying data used by management in the approaches; and (iv) evaluating the reasonableness of the significant assumption related to future volumes. Professionals with specialized skill and knowledge were utilized to assist in evaluating the appropriateness of the Company’s income and market approaches. Evaluating the assumption related to future volumes involved (i) considering whether the assumption used was reasonable considering past performance of each reporting unit, producer customers’ historical and future production volumes, and industry outlook reports; and (ii) considering whether the assumption was consistent with evidence obtained in other areas of the audit.
Equity Method Investment Impairment Test - MarkWest Utica EMG, L.L.C.
As described in Notes 7 and 17 to the consolidated financial statements, the Company’s consolidated equity method investment balance was $5,422 million as of December 31, 2020, which included a balance of $698 million related to MarkWest Utica EMG, L.L.C. During the first quarter of 2020, the Company recorded an impairment charge of $1.25 billion related to MarkWest Utica EMG, L.L.C. As disclosed by management, equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. As a result of the overall deterioration in the economy and the environment in which MPLX and its customers operate, there was a reduction in forecasted volumes processed by the systems operated by MarkWest Utica EMG, L.L.C. These were considered events requiring an impairment test during the first quarter of 2020. The fair value of the investment was determined based on applying a discounted cash flow method, an income approach. Significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate.
The principal considerations for our determination that performing procedures relating to the impairment test of the Company’s equity method investment in MarkWest Utica EMG, L.L.C. is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the investment; and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to future volumes.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s equity method investment impairment test, including controls over the estimation of the fair value of the investment in MarkWest Utica EMG, L.L.C. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow method used; (iii) testing the completeness and accuracy of underlying data used by management in the method; and (iv) evaluating the reasonableness of the significant assumption related to future volumes. Evaluating the assumption related to future volumes involved (i) considering whether the assumption used was reasonable considering past performance of MarkWest Utica EMG, L.L.C., producer customers’ historical and future production volumes, and industry outlook reports; and (ii) considering whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
February 26, 2021

We have served as the Company’s auditor since 2010.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)	2020	2019	2018
Revenues and other income:
Sales and other operating revenues	$69,779	$111,148	$86,086
Income (loss) from equity method investments(a)	(935)	312	299
Net gain on disposal of assets	70	278	6
Other income	118	127	198
Total revenues and other income	69,032	111,865	86,589
Costs and expenses:
Cost of revenues (excludes items below)	65,733	99,228	77,047
Impairment expense	8,426	1,197	—
Depreciation and amortization	3,375	3,225	2,170
Selling, general and administrative expenses	2,710	3,192	2,276
Restructuring expenses	367	—	—
Other taxes	668	561	406
Total costs and expenses	81,279	107,403	81,899
Income (loss) from continuing operations	(12,247)	4,462	4,690
Net interest and other financial costs	1,365	1,229	993
Income (loss) from continuing operations before income taxes	(13,612)	3,233	3,697
Provision (benefit) for income taxes on continuing operations	(2,430)	784	764
Income (loss) from continuing operations, net of tax	(11,182)	2,449	2,933
Income from discontinued operations, net of tax	1,205	806	673
Net income (loss)	(9,977)	3,255	3,606
Less net income (loss) attributable to:
Redeemable noncontrolling interest	81	81	75
Noncontrolling interests	(232)	537	751
Net income (loss) attributable to MPC	$(9,826)	$2,637	$2,780

Per share data (See Note 11)
Basic:
Continuing operations	$(16.99)	$2.78	$4.06
Discontinued operations	1.86	1.22	1.30
Net income (loss) per share	$(15.13)	$4.00	$5.36

Weighted average shares outstanding	649	659	518
Diluted:
Continuing operations	$(16.99)	$2.76	$4.00
Discontinued operations	1.86	1.21	1.28
Net income (loss) per share	$(15.13)	$3.97	$5.28

Weighted average shares outstanding	649	664	526
(a)    2020 includes impairment expense. See Note 7 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Millions of dollars)	2020	2019	2018
Net income (loss)	$(9,977)	$3,255	$3,606
Other comprehensive income (loss):
Defined benefit plans:
Actuarial changes, net of tax of $(51), $(40) and $14, respectively	(157)	(147)	75
Prior service, net of tax of $(11), $(17) and $12, respectively	(34)	(27)	8
Other, net of tax of $—, $(1) and $1, respectively	(1)	(2)	4
Other comprehensive income (loss)	(192)	(176)	87
Comprehensive income (loss)	(10,169)	3,079	3,693
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	81	81	75
Noncontrolling interests	(232)	537	751
Comprehensive income (loss) attributable to MPC	$(10,018)	$2,461	$2,867
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Millions of dollars, except share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$415	$1,393
Receivables, less allowance for doubtful accounts of $18 and $17, respectively	5,760	7,233
Inventories	7,999	9,804
Other current assets	2,724	893
Assets held for sale	11,389	11,135
Total current assets	28,287	30,458
Equity method investments	5,422	6,568
Property, plant and equipment, net	39,035	40,870
Goodwill	8,256	15,650
Right of use assets	1,521	1,806
Other noncurrent assets	2,637	3,204
Total assets	$85,158	$98,556
Liabilities
Current liabilities:
Accounts payable	$7,803	$11,222
Payroll and benefits payable	732	987
Accrued taxes	1,105	1,015
Debt due within one year	2,854	704
Operating lease liabilities	497	514
Other current liabilities	822	758
Liabilities held for sale	1,850	1,748
Total current liabilities	15,663	16,948
Long-term debt	28,730	28,020
Deferred income taxes	6,203	6,392
Defined benefit postretirement plan obligations	2,121	1,617
Long-term operating lease liabilities	1,014	1,300
Deferred credits and other liabilities	1,207	1,172
Total liabilities	54,938	55,449
Commitments and contingencies (see Note 29)
Redeemable noncontrolling interest	968	968
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 980 million and 978 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 329 million and 329 million shares	(15,157)	(15,143)
Additional paid-in capital	33,208	33,157
Retained earnings	4,650	15,990
Accumulated other comprehensive loss	(512)	(320)
Total MPC stockholders’ equity	22,199	33,694
Noncontrolling interests	7,053	8,445
Total equity	29,252	42,139
Total liabilities, redeemable noncontrolling interest and equity	$85,158	$98,556
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)	2020	2019	2018
Operating activities:
Net income (loss)	$(9,977)	$3,255	$3,606
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	69	33	70
Impairment expense	8,426	1,197	—
Depreciation and amortization	3,375	3,225	2,170
Pension and other postretirement benefits, net	220	(68)	93
Deferred income taxes	(241)	807	14
Net gain on disposal of assets	(70)	(278)	(6)
(Income) loss from equity method investments	935	(312)	(299)
Distributions from equity method investments	577	569	458
Income from discontinued operations	(1,205)	(806)	(673)
Changes in income tax receivable	(1,807)	(358)	238
Changes in the fair value of derivative instruments	45	(8)	(62)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Current receivables	1,465	(1,717)	1,277
Inventories	1,750	(362)	965
Current accounts payable and accrued liabilities	(2,927)	2,453	(2,801)
Right of use assets and operating lease liabilities, net	(19)	(9)	—
All other, net	191	355	49
Cash provided by operating activities - continuing operations	807	7,976	5,099
Cash provided by operating activities - discontinued operations	1,612	1,465	1,059
Net cash provided by operating activities	2,419	9,441	6,158
Investing activities:
Additions to property, plant and equipment	(2,787)	(4,810)	(3,179)
Acquisitions, net of cash acquired	—	(129)	(3,822)
Disposal of assets	150	47	22
Investments – acquisitions, loans and contributions	(485)	(1,064)	(409)
– redemptions, repayments and return of capital	137	98	16
All other, net	63	81	69
Cash used in investing activities - continuing operations	(2,922)	(5,777)	(7,303)
Cash used in investing activities - discontinued operations	(335)	(484)	(367)
Net cash used in investing activities	(3,257)	(6,261)	(7,670)
Financing activities:
Commercial paper – issued	2,055	—	—
– repayments	(1,031)	—	—
Long-term debt – borrowings	17,082	14,274	13,476
– repayments	(15,380)	(13,073)	(8,032)
Debt issuance costs	(50)	(22)	(86)
Issuance of common stock	11	10	24
Common stock repurchased	—	(1,950)	(3,287)
Dividends paid	(1,510)	(1,398)	(954)
Distributions to noncontrolling interests	(1,244)	(1,245)	(903)
Contributions from noncontrolling interests	—	97	12
Repurchases of noncontrolling interests	(33)	—	—
All other, net	(35)	(69)	(28)
Net cash provided by (used in) financing activities	(135)	(3,376)	222
Net change in cash, cash equivalents and restricted cash	$(973)	$(196)	$(1,290)

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)	2020	2019	2018
Cash, cash equivalents and restricted cash balances from:
Continuing operations - beginning of year	1,395	1,519	2,849
Discontinued operations - beginning of year(a)	134	206	166
Less: Discontinued operations - end of year(a)	140	134	206
Continuing operations - end of year	$416	$1,395	$1,519
(a)Reported as assets held for sale on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	734	$7	(248)	$(9,869)	$11,262	$12,864	$(231)	$6,795	$20,828	$1,000
Cumulative effect of adopting new accounting standards	—	—	—	—	—	66	—	2	68	—
Net income	—	—	—	—	—	2,780	—	751	3,531	75
Dividends declared on common stock ($1.84 per share)	—	—	—	—	—	(955)	—	—	(955)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(832)	(832)	(71)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	12	12	—
Other comprehensive income	—	—	—	—	—	—	87	—	87	—
Shares repurchased	—	—	(47)	(3,287)	—	—	—	—	(3,287)	—
Stock based compensation	1	1	—	(18)	345	—	—	14	342	—
Equity transactions of MPLX & ANDX	—	—	—	—	2,357	—	—	(2,927)	(570)	—
Issuance of shares for Andeavor acquisition	240	2	—	(1)	19,765	—	—	—	19,766	—
Noncontrolling interest acquired from Andeavor	—	—	—	—	—	—	—	5,059	5,059	—
Balance as of December 31, 2018	975	$10	(295)	$(13,175)	$33,729	$14,755	$(144)	$8,874	$44,049	$1,004
Net income	—	—	—	—	—	2,637	—	537	3,174	81
Dividends declared on common stock ($2.12 per share)	—	—	—	—	—	(1,402)	—	—	(1,402)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,164)	(1,164)	(81)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	97	97	—
Other comprehensive loss	—	—	—	—	—	—	(176)	—	(176)	—
Shares repurchased	—	—	(34)	(1,950)	—	—	—	—	(1,950)	—
Stock based compensation	3	—	—	(18)	112	—	—	7	101	—
Equity transactions of MPLX & ANDX	—	—	—	—	(684)	—	—	94	(590)	(36)
Balance as of December 31, 2019	978	$10	(329)	$(15,143)	$33,157	$15,990	$(320)	$8,445	$42,139	$968
Net income (loss)	—	—	—	—	—	(9,826)	—	(232)	(10,058)	81
Dividends declared on common stock ($2.32 per share)	—	—	—	—	—	(1,514)	—	—	(1,514)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,163)	(1,163)	(81)
Other comprehensive loss	—	—	—	—	—	—	(192)	—	(192)	—
Stock based compensation	2	—	—	(14)	92	—	—	8	86	—
Equity transactions of MPLX	—	—	—	—	(41)	—	—	(5)	(46)	—
Balance as of December 31, 2020	980	$10	(329)	$(15,157)	$33,208	$4,650	$(512)	$7,053	$29,252	$968
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
We are a leading, integrated, downstream energy company headquartered in Findlay, Ohio. We operate the nation's largest refining system. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market and to independent entrepreneurs who operate approximately 7,100 branded outlets. We also sell transportation fuel to consumers through approximately 1,090 direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX LP (“MPLX”), which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. We own the general partner and a majority limited partner interest in MPLX.
On August 2, 2020, we entered into a definitive agreement to sell Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven, Inc. (“7-Eleven”) for $21 billion in cash, subject to certain adjustments based on the levels of cash, debt and working capital at closing and certain other items. The taxable transaction is targeted to close by the end of the first quarter of 2021, subject to customary closing conditions and the receipt of regulatory approvals. We will retain our direct dealer business.
As a result of the agreement to sell Speedway, its results are reported separately as discontinued operations in our consolidated statements of income for all periods presented and its assets and liabilities have been presented in our consolidated balance sheets as assets and liabilities held for sale. In addition, we separately disclosed the operating and investing cash flows of Speedway as discontinued operations within our consolidated statements of cash flow. See Note 5 for discontinued operations disclosures.
Prior to presentation of Speedway as discontinued operations, Speedway and our retained direct dealer business were the two reporting units within our Retail segment. Beginning with the third quarter of 2020, the direct dealer business is managed as part of the Refining & Marketing segment. The results of the Refining & Marketing segment have been retrospectively adjusted to include the results of the direct dealer business in all periods presented. See Note 13 for our segment reporting disclosures.
Refer to Note 8 for further information on the Andeavor acquisition, which closed on October 1, 2018, and to Notes 6 and 13 for additional information about our operations.
Basis of Presentation
All significant intercompany transactions and accounts have been eliminated.
As a result of our agreement to sell Speedway, the following changes in our basis of presentation have occurred:
•In accordance with ASC 205, Discontinued Operations, intersegment sales from our Refining & Marketing segment to Speedway are no longer eliminated as intercompany transactions and are now presented within sales and other operating revenue, since we will continue to supply fuel to Speedway subsequent to the sale to 7-Eleven. All periods presented have been retrospectively adjusted to reflect this change.
•Beginning August 2, 2020, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for Speedway’s property, plant and equipment, finite-lived intangible assets and right of use lease assets.
Certain prior period financial statement amounts have been reclassified to conform to current period presentation.

2.     SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
Principles Applied in Consolidation
These consolidated financial statements include the accounts of our majority-owned, controlled subsidiaries and MPLX. As of December 31, 2020, we owned the general partner and 62 percent of the outstanding MPLX common units. Due to our ownership of the general partner interest, we have determined that we control MPLX and therefore we consolidate MPLX and record a noncontrolling interest for the interest owned by the public. Changes in ownership interest in consolidated subsidiaries that do not result in a change in control are recorded as equity transactions.
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
Our revenue recognition patterns are described below by reportable segment:
•Refining & Marketing - The vast majority of our Refining & Marketing contracts contain pricing that is based on the market price for the product at the time of delivery. Our obligations to deliver product volumes are typically satisfied and revenue is recognized when control of the product transfers to our customers. Concurrent with the transfer of control, we typically receive the right to payment for the delivered product, the customer accepts the product and the customer has significant risks and rewards of ownership of the product. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
•Midstream - Midstream revenue transactions typically are defined by contracts under which we sell a product or provide a service. Revenues from sales of product are recognized when control of the product transfers to the customer. Revenues from sales of services are recognized over time when the performance obligation is satisfied as services are provided in a series. We have elected to use the output measure of progress to recognize revenue based on the units delivered, processed or transported. The transaction prices in our Midstream contracts often have both fixed components, related to minimum volume commitments, and variable components, which are primarily dependent on volumes. Variable consideration will generally not be estimated at contract inception as the transaction price is specifically allocable to the services provided at each period end.
Refer to Note 23 for disclosure of our revenue disaggregated by segment and product line and to Note 13 for a description of our reportable segment operations.

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
Leases
Contracts with a term greater than one year that convey the right to direct the use of and obtain substantially all of the economic benefit of an asset are accounted for as right of use assets.

Right of use asset and lease liability balances are recorded at the commencement date at present value of the fixed lease payments using a secured incremental borrowing rate with a maturity similar to the lease term because our leases do not provide implicit rates. We have elected to include both lease and non-lease components in the present value of the lease payments for all lessee asset classes with the exception of our marine and third-party contractor service equipment leases. The lease component of the payment for the marine and equipment asset classes is determined using a relative standalone selling price. See Note 28 for additional disclosures about our lease contracts.

Inventories
Inventories are carried at the lower of cost or market value. Cost of inventories is determined primarily under the LIFO method. Costs for crude oil and refined product inventories are aggregated on a consolidated basis for purposes of assessing if the LIFO cost basis of these inventories may have to be written down to market value.
Derivative Instruments
We use derivatives to economically hedge a portion of our exposure to commodity price risk and, historically, to interest rate risk. Our use of selective derivative instruments that assume market risk is limited. All derivative instruments (including derivative instruments embedded in other contracts) are recorded at fair value. Certain commodity derivatives are reflected on the consolidated balance sheets on a net basis by counterparty as they are governed by master netting agreements. Cash flows related to derivatives used to hedge commodity price risk and interest rate risk are classified in operating activities with the underlying transactions.

Derivatives not designated as accounting hedges
Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil, (4) the acquisition of ethanol for blending with refined products, (5) the sale of NGLs, (6) the purchase of natural gas and (7) the purchase of soybean oil. Changes in the fair value of derivatives not designated as accounting hedges are recognized immediately in net income.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from one year to 61 years. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset group and its eventual disposition is less than the carrying amount of the asset group, an impairment assessment is performed and the excess of the book value over the fair value of the asset group is recorded as an impairment loss.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment at the reporting unit level annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. If we determine, based on a qualitative assessment, that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, no further impairment testing is required. If we do not perform a qualitative assessment or if that assessment indicates that further impairment testing is required, the fair value of each reporting unit is determined using an income and/or market approach which is compared to the carrying value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value under the income approach is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, future volumes, discount rates, and future capital requirements.
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
Asset Retirement Obligations
The fair value of asset retirement obligations is recognized in the period in which the obligations are incurred if a reasonable estimate of fair value can be made. The majority of our recognized asset retirement liability relates to conditional asset retirement obligations for removal and disposal of fire-retardant material from certain refining facilities. The remaining recognized asset retirement liability relates to other refining assets, certain pipelines and processing facilities and other related pipeline assets. The fair values recorded for such obligations are based on the most probable current cost projections.
Asset retirement obligations have not been recognized for some assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminate. Such obligations will be recognized in the period when sufficient information becomes available to estimate a range of potential settlement dates. The asset retirement obligations principally include the hazardous material disposal and removal or dismantlement requirements associated with the closure of certain refining, terminal, pipeline and processing assets.
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

We are exposed to credit losses primarily through our sales of refined petroleum products, crude oil and midstream services. We assess each customer’s ability to pay through our credit review process. The credit review process considers various factors such as external credit ratings, a review of financial statements to determine liquidity, leverage, trends and business specific risks, market information, pay history and our business strategy. Customers that do not qualify for payment terms are required to prepay or provide a letter of credit. We monitor our ongoing credit exposure through timely review of customer payment activity. At December 31, 2020, we reported $5,760 million of accounts and notes receivable, net of allowances of $18 million.
We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt. See Note 29 for more information on these off-balance sheet exposures.
We also adopted the following ASUs during 2020, none of which had a material impact to our financial statements or financial statement disclosures:

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

4.     RESTRUCTURING
During the third quarter of 2020, we indefinitely idled our refinery located in Gallup, New Mexico and initiated actions to strategically reposition our Martinez, California refinery to a renewable diesel facility. We also approved an involuntary workforce reduction plan. In connection with these strategic actions, we recorded restructuring expenses of $367 million in 2020.
The indefinite idling of the Gallup refinery and actions to strategically reposition the Martinez refinery to a renewable diesel facility resulted in $195 million of restructuring expenses. Of the $195 million of restructuring expenses, we expect $130 million to settle in cash for costs related to decommissioning refinery processing units and storage tanks and fulfilling environmental remediation obligations. Additionally, we recorded a non-cash reserve against our materials and supplies inventory at these facilities of $51 million.
The involuntary workforce reduction plan, together with employee reductions resulting from our actions affecting the Gallup and Martinez refineries, affected approximately 2,050 employees. We recorded $172 million of restructuring expenses for separation benefits payable under our employee separation plan and certain collective bargaining agreements that we expect to settle in cash. Certain of the affected MPC employees provided services to MPLX. MPLX has various employee services agreements and secondment agreements with MPC pursuant to which MPLX reimburses MPC for employee costs, along with the provision of operational and management services in support of MPLX’s operations. Pursuant to such agreements, MPC was reimbursed by MPLX for $37 million of the $172 million of restructuring expenses recorded for these actions.
Restructuring expenses were accrued as restructuring reserves within accounts payable, payroll and benefits payable, other current liabilities and deferred credits and other liabilities within our consolidated balance sheets. We expect cash payments for the majority of these reserves to occur within the next nine months.

(In millions)	Employee separation costs	Exit and disposal costs	Total
Restructuring reserve balance at September 30, 2020(a)	$158	$133	$291
Adjustments	14	5	19
Cash payments	(134)	(35)	(169)
Restructuring reserve balance at December 31, 2020	$38	$103	$141
(a)The restructuring reserve was zero until the third quarter of 2020.

5.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
On August 2, 2020, we entered into a definitive agreement to sell Speedway to 7-Eleven for $21 billion, subject to certain adjustments based on the levels of cash, debt and working capital at closing and certain other items. The taxable transaction is targeted to close in the first quarter of 2021, subject to customary closing conditions and the receipt of regulatory approvals.
As a result of the agreement to sell Speedway, its results are reported separately as discontinued operations, net of tax, in our consolidated statements of income for all periods presented and its assets and liabilities have been presented in our consolidated balance sheets as assets and liabilities held for sale. Additionally, beginning August 2, 2020, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for Speedway’s property, plant and equipment, finite-lived intangible assets and right of use lease assets. In addition, we separately disclosed the operating and investing cash flows of Speedway as discontinued operations within our consolidated statements of cash flow.
The following tables present Speedway results as reported in income from discontinued operations, net of tax, within our consolidated statements of income and the carrying value of assets and liabilities as presented within assets and liabilities held for sale on our consolidated balance sheets.

(In millions)	2020	2019	2018
Total revenues and other income	$19,920	$26,793	$22,051
Costs and expenses:
Cost of revenues (excludes items below)	17,573	24,860	20,557
Depreciation and amortization	244	413	320
Selling, general and administrative expenses	323	216	142
Other taxes	193	190	151
Total costs and expenses	18,333	25,679	21,170
Income from operations	1,587	1,114	881
Net interest and other financial costs	20	18	10
Income before income taxes	1,567	1,096	871
Provision for income taxes	362	290	198
Income from discontinued operations, net of tax	$1,205	$806	$673

	December 31,
(In millions)	2020	2019
Assets
Cash and cash equivalents	$140	$134
Receivables	217	246
Inventories	438	439
Other current assets	34	28
Equity method investments	311	330
Property, plant and equipment, net	4,784	4,745
Goodwill	4,390	4,390
Right of use assets	719	653
Other noncurrent assets	168	170
Total assets classified as held for sale	$11,201	$11,135
Liabilities
Accounts payable	$300	$401
Payroll and benefits payable	168	139
Accrued taxes	178	171
Debt due within one year	8	7
Operating lease liabilities	94	90
Other current liabilities	170	139
Long-term debt	122	107
Defined benefit postretirement plan obligations	25	26
Long-term operating lease liabilities	598	575
Deferred credits and other liabilities	86	93
Total liabilities classified as held for sale	$1,749	$1,748
Separation Agreements
In connection with the definitive agreement to sell Speedway, we have agreed to enter into a 15-year fuel supply agreement, at closing, through which we will continue to supply fuel to Speedway subsequent to the sale to 7-Eleven. Due to our expected continuing involvement with Speedway through a fuel supply agreement, intersegment sales from our Refining & Marketing segment to Speedway are no longer eliminated as intercompany transactions and are now presented within sales and other operating revenue.
Purchase of Speedway’s Interest in PFJ Southeast
During the fourth quarter of 2020, Pilot Travel Centers LLC exercised an option to purchase our 29 percent interest in PFJ Southeast LLC (“PFJ”), subject to customary closing conditions and the receipt of regulatory approvals. PFJ has been accounted for as an asset held for sale as of September 30, 2020 and is reported as the equity method investment balance in the above table.

6.    MASTER LIMITED PARTNERSHIP
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing, and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of December 31, 2020, we owned approximately 62 percent of the outstanding MPLX common units.
Javelina Assets Held-for-Sale
On December 23, 2020, MPLX entered into an agreement with a third party to sell all of its equity interests in MarkWest Javelina Company, L.L.C., MarkWest Javelina Pipeline Company, L.L.C. and MarkWest Gas Services, L.L.C. (collectively, “Javelina”). Javelina’s assets and liabilities have been presented within our consolidated balance sheets as assets and liabilities held for sale as of December 31, 2020. On February 12, 2021, MPLX completed the sale of Javelina.

Unit Repurchase Program
On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated unit repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be initiated, suspended or discontinued at any time. The repurchase authorization has no expiration date.
During the year ended December 31, 2020, 1,473,843 common units had been repurchased at an average cost per unit of $22.29. Total cash paid for units repurchased during the year was $33 million and $967 million remained outstanding on the program for future repurchases as of December 31, 2020. As of December 31, 2020, MPLX had agreements to acquire 99,406 additional common units for $2 million, which settled in early January 2021.
Redemption of Business from MPLX
On July 31, 2020, Western Refining Southwest, Inc. (now known as Western Refining Southwest LLC) (“WRSW”), a wholly owned subsidiary of MPC, entered into a Redemption Agreement (the “Redemption Agreement”) with MPLX, pursuant to which MPLX transferred to WRSW all of the outstanding membership interests in Western Refining Wholesale, LLC, (“WRW”) in exchange for the redemption of MPLX common units held by WRSW. The transaction effects the transfer to MPC of the Western wholesale distribution business that MPLX acquired as a result of its acquisition of Andeavor Logistics LP (“ANDX”). Beginning in the third quarter of 2020, the results of these operations are presented in MPC’s Refining & Marketing segment.
At the closing, per the terms of Redemption Agreement, MPLX redeemed 18,582,088 MPLX common units (the “Redeemed Units”) held by WRSW. The number of Redeemed Units was calculated by dividing WRW’s aggregate valuation of $340 million by the simple average of the volume weighted average NYSE prices of an MPLX common unit for the ten trading days ending at market close on July 27, 2020. The transaction resulted in a minor decrease in MPC’s ownership interest in MPLX.
MPLX’s Acquisition of ANDX
On July 30, 2019, MPLX completed its acquisition of ANDX, and ANDX survived as a wholly owned subsidiary of MPLX. At the effective time of the ANDX acquisition, each common unit held by ANDX’s public unitholders was converted into the right to receive 1.135 MPLX common units. ANDX common units held by MPC were converted into the right to receive 1.0328 MPLX common units. Additionally, as a result of MPLX’s acquisition of MPLX, 600,000 ANDX preferred units were converted into 600,000 preferred units of MPLX (“Series B preferred units”). Series B preferred unitholders are entitled to receive, when and if declared by the board of directors of MPLX’s general partner, a fixed distribution of $68.75 per unit, per annum, payable semi-annually in arrears on February 15 and August 15, or the first business day thereafter, up to and including February 15, 2023. After February 15, 2023, the holders of Series B preferred units are entitled to receive cumulative, quarterly distributions payable in arrears on the 15th day of February, May, August and November of each year, or the first business day thereafter, based on a floating annual rate equal to the three month LIBOR plus 4.652 percent.
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
Noncontrolling Interest
As a result of equity transactions of MPLX and ANDX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interest in MPLX and ANDX were as follows:

(In millions)	2020	2019	2018
Increase due to the issuance of MPLX common units and general partner units to MPC	$—	$—	$1,114
Increase due to GP/IDR Exchange	—	—	1,808
Increase (decrease) due to the issuance of MPLX & ANDX common units	(27)	(51)	6
Tax impact	(14)	(633)	(571)
Increase (decrease) in MPC's additional paid-in capital, net of tax	$(41)	$(684)	$2,357

7.    IMPAIRMENTS
The outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. These actions have, in turn significantly reduced global economic activity and resulted in a decrease in motor vehicle usage and demand for gasoline and a dramatic reduction in airline flights. These macroeconomic conditions and certain global geopolitical events in the first quarter of 2020 contributed to a significant decline in crude oil prices as well as an increase in crude oil price volatility. The decrease in demand for refined petroleum products has resulted in a significant decrease in the price and volume of the refined petroleum products we produce and sell as compared to 2019.
During the first quarter of 2020, the overall deterioration in the economy and the environment in which we operate, the related changes to our expected future cash flows, as well as a sustained decrease in share price were considered triggering events requiring the performance of various tests of the carrying values of our assets. Triggering events requiring the performance of various tests of the carrying value of our Midstream assets were also identified by MPLX as a result of the overall deterioration in the economy and the environment in which MPLX and its customers operate, which led to a reduction in forecasted volumes processed by the systems operated by MarkWest Utica EMG, L.L.C., MPLX’s equity method investee, as well as a sustained decrease in the MPLX unit price. These tests resulted in the majority of the impairment charges in 2020, as discussed below.
The table below provides information related to the impairments recognized during 2020 and 2019, along with the location of these impairments within the consolidated statements of income.

(In millions)	Income Statement Line	2020	2019
Goodwill	Impairment expense	$7,394	$1,197
Equity method investments	Income (loss) from equity method investments	1,315	42
Long-lived assets	Impairment expense(a)	1,032	—
Total impairments		$9,741	$1,239
(a)The remaining difference not described in the narrative below is related to certain immaterial Midstream assets.
Goodwill
During the first quarter of 2020, we recorded an impairment of goodwill of $7.33 billion. See Note 19 for detail by segment. The goodwill impairment within the Refining & Marketing segment was primarily driven by the effects of COVID-19 and the decline in commodity prices. The impairment within the Midstream segment was primarily driven by additional information related to the slowing of drilling activity, which has reduced production growth forecasts from MPLX’s producer customers.
During the third quarter of 2020, we recorded an impairment of goodwill of $64 million. The $64 million of goodwill was transferred from our Midstream segment to our Refining & Marketing segment during the third quarter of 2020 in connection with the transfer to MPC of the MPLX wholesale distribution business as described in Note 6. The transfer required goodwill impairment tests for the transferor and transferee reporting units. Our Refining & Marketing reporting unit that recorded the $64 million impairment expense has no remaining goodwill.
The fair values of the reporting units for the first quarter of 2020 goodwill impairment analysis were determined based on applying both a discounted cash flow method, or income approach, as well as a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the expected future results and discount rates, which range from 9.0 percent to 13.5 percent across all reporting units. Significant assumptions that were used to estimate the MPLX Eastern Gathering and Processing and MPLX Crude Gathering reporting units’ fair values under the discounted cash flow method included management’s best estimates of the discount rate, as well as estimates of future cash flows, which are impacted primarily by producer customer’s development plans, which impact future volumes and capital requirements. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units’ overall fair values represent Level 3 measurements.
During the fourth quarter of 2019, we recorded an impairment of goodwill in our Midstream segment. As a result of the merger of MPLX and ANDX in 2019 and subsequent changes to MPLX’s internal organization structure, the number of reporting units within our Midstream segment was reduced from 16 to 7 in conjunction with the annual impairment test, however, this change in structure did not have any impact on MPC’s operating segments. Reporting units are determined based on the way in which segment management operates and reviews each operating segment. MPLX performed a goodwill impairment assessment prior to the change in reporting units in addition to performing an impairment assessment immediately following the change in their reporting units. Significant assumptions used to estimate the reporting units’ fair value include the discount rate as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact future volumes and capital requirements. After MPLX performed its evaluations related to the impairment of goodwill, we recorded an impairment of $1,156 million prior to the change in reporting units and additional impairment of $41 million subsequent to the change in reporting units. The remainder of the reporting units fair values were in excess of their carrying values. The impairment was primarily driven by the updated guidance related to the slowing of drilling activity which has reduced production growth forecasts from MPLX’s producer customers.
The fair value of the reporting units for the fourth quarter of 2019 goodwill impairment analysis was determined based on applying both a discounted cash flow or income approach as well as a market approach. The discounted cash flow fair value estimate is based on known or knowable information at the measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the expected future results and discount rates, which range from 9.0 percent to 10.0 percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units’ overall fair values, and the fair values of the goodwill assigned thereto, represent Level 3 measurements.
Equity Method Investments
During the first quarter of 2020, we recorded equity method investment impairment charges totaling $1.315 billion, of which $1.25 billion related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the equity method investments. The fair value of the investments were determined based upon applying a discounted cash flow method, an income approach. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment test will prove to be an accurate prediction of the future. The fair value of these equity method investments represents a Level 3 measurement.
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
Long-lived Assets
Long-lived assets (primarily consisting of property, plant and equipment, intangible assets other than goodwill, and right of use assets) used in operations are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flow of an asset group. For purposes of impairment evaluation, long-lived assets must be grouped at the lowest level for which independent cash flows can be identified, which generally is the refinery and associated distribution system level for Refining & Marketing segment assets and the plant level or pipeline system level for Midstream segment assets. If the sum of the undiscounted estimated pretax cash flows is less than the carrying value of an asset group, fair value is determined, and the carrying value is written down to the determined fair value.
During the first quarter of 2020, we identified long-lived asset impairment triggers relating to all of our refinery asset groups within the Refining & Marketing segment as a result of decreases to the Refining & Marketing segment expected future cash flows. The cash flows associated with these assets were significantly impacted by the effects of COVID-19 and commodity price declines. We performed recoverability tests for each refinery asset group by comparing the undiscounted estimated pretax cash flows to the carrying value of each asset group. Only the Gallup refinery’s carrying value exceeded its undiscounted estimated pretax cash flows. It was determined that the fair value of the Gallup refinery’s property, plant and equipment was less than the carrying value. As a result, we recorded a charge of $142 million in the first quarter of 2020 to impairment expense on the consolidated statements of income. The fair value measurements for the Gallup refinery assets represent Level 3 measurements.

During the second quarter of 2020, we identified long-lived asset impairment triggers relating to all of our refinery asset groups within the Refining & Marketing segment, except the Gallup refinery as it had been impaired to its estimated salvage value in the first quarter, as a result of continued unfavorable macroeconomic conditions impacting the Refining & Marketing segment expected future cash flows. We performed recoverability tests for each refinery asset group by comparing the undiscounted estimated pretax cash flows to the carrying value of each asset group. All of these refinery asset groups’ undiscounted estimated pretax cash flows exceeded their carrying value by at least 17 percent.
The determination of undiscounted estimated pretax cash flows for the first and second quarter refinery asset group recoverability tests utilized significant assumptions including management’s best estimates of the expected future cash flows, allocation of certain Refining & Marketing segment cash flows to the individual refinery asset groups, the estimated useful life of certain refinery asset groups, and the estimated salvage value of certain refinery asset groups.
On August 3, 2020, we announced our plans to evaluate possibilities to strategically reposition our Martinez refinery, including the potential conversion of the refinery into a renewable diesel facility. Subsequent to August 3, 2020, we progressed activities associated with the conversion of the Martinez refinery to a renewable diesel facility, including applying for permits, advancing discussions with feedstock suppliers, and beginning detailed engineering activities. As envisioned, the Martinez facility would start producing approximately 260 million gallons per year of renewable diesel by the second half of 2022, with a potential to build to full capacity of approximately 730 million gallons per year by the end of 2023. As a result of the progression of these activities, we identified assets that would be repurposed and utilized in a renewable diesel facility configuration and assets that would be abandoned since they had no function in a renewable diesel facility configuration. This change in our intended use for the Martinez refinery is a long-lived asset impairment trigger for the assets that would be repurposed and remain as part of the Martinez asset group. We assessed the asset group for impairment by comparing the undiscounted estimated pretax cash flows to the carrying value of the asset group and the undiscounted estimated pretax cash flows exceeded the Martinez asset group carrying value. We recorded impairment expense of $342 million for the abandoned assets as we are no longer using these assets and have no expectation to use these assets in the future. Additionally, as a result of our efforts to progress the conversion of Martinez refinery into a renewable diesel facility, MPLX cancelled in-process capital projects related to its Martinez refinery logistics operations resulting in impairments of $27 million in the third quarter of 2020.
In the fourth quarter of 2020, we concluded the evaluation of our intended use of MPLX terminal assets near the Gallup refinery and determined that the assets were abandoned, resulting in an impairment charge of $67 million. Following this conclusion, we revised the estimate of the salvage value for the Gallup refinery asset group resulting in an additional $44 million impairment charge. These charges are included in impairment expense on our consolidated statements of income.
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
During the first quarter of 2020, we identified an impairment trigger relating to asset groups within MPLX’s Western Gathering and Processing (“G&P”) reporting unit as a result of significant changes to expected future cash flows for these asset groups resulting from the effects of COVID-19. The cash flows associated with these assets were significantly impacted by volume declines reflecting decreased forecasted producer customer production as a result of lower commodity prices. We assessed each asset group within the Western G&P reporting unit for impairment. It was determined that the fair value of the East Texas G&P asset group’s underlying assets were less than the carrying value. As a result, MPLX recorded impairment charges totaling $350 million related to its property, plant and equipment and intangibles, which are included in impairment expense on our consolidated statements of income. Fair value of property, plant and equipment was determined using a combination of an income and cost approach. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. Key assumptions included management’s best estimates of the expected future cash flows from existing customers, customer attrition rates and the discount rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment analysis will prove to be an accurate prediction of the future. The fair value measurements for the asset group fair values represent Level 3 measurements.

8.    ACQUISITIONS
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
At the time of the acquisition, all Andeavor equity awards, with the exception of non-employee director units, were converted to MPC equity awards. The converted equity awards continue to be governed by the same terms and conditions as were applicable to such Andeavor equity awards immediately prior to the acquisition. We recognized $203 million of purchase consideration to reflect the portion of the fair value of the time-based converted equity awards attributable to pre-combination service completed by the award holders. The non-employee director units were accelerated in full and cancelled and the holders of such units received an amount of cash equal to the number of shares of Andeavor common stock subject to such non-employee director units multiplied by the cash consideration per share.
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
The purchase consideration allocation resulted in the recognition of $17.3 billion in goodwill, of which $1.0 billion is tax deductible due to a carryover basis from Andeavor. Our Refining & Marketing, Midstream and former Retail segment recognized $5.2 billion, $8.1 billion and $3.9 billion of goodwill, respectively. The recognized goodwill represents the value expected to be created by further optimization of crude supply, a nationwide retail and marketing platform, diversification of our refining and midstream footprints and optimization of information systems and business processes. See Note 7 for information regarding impairments recorded in 2020 and 2019.
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
Andeavor’s results have been included in MPC’s financial statements for the period subsequent to the date of the acquisition on October 1, 2018. Andeavor contributed revenues of approximately $11.3 billion including Speedway for the period from October 1 through December 31, 2018. We do not believe it is practical to disclose Andeavor’s contribution to earnings for the period from October 1, 2018 through December 31, 2018 as our integration efforts have resulted in the elimination of Andeavor stand-alone discrete financial information due mainly to our inclusion of Andeavor inventory in our consolidated LIFO inventory pools, which does not allow us to objectively distinguish the cost of sales between the two historical reporting entities.
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the Andeavor acquisition occurred on January 1, 2017.

(In millions)	2018
Sales and other operating revenues	$131,921
Net income attributable to MPC	4,218
The pro forma information includes adjustments to align accounting policies, an adjustment to depreciation expense to reflect the increased fair value of property, plant and equipment, increased amortization expense related to identifiable intangible assets and the related income tax effects. The pro forma information does not reflect the following
•A $727 million effect on net income attributable to MPC related to purchase accounting related inventory effects and transaction-related costs as these charges do not have a continuing impact on the consolidated results.
•The application of discontinued operations accounting for Speedway as the information required to apply discontinued operations accounting for periods prior to our ownership is not readily available.
Acquisition of Terminal and Retail Locations in New York
During the third quarter of 2019, we acquired a 900,000-barrel capacity light product and asphalt terminal and 33 NOCO Express retail stores in Buffalo, Syracuse and Rochester, New York, from NOCO Incorporated for total consideration of $135 million.
Based on the final fair value estimates of assets acquired and liabilities assumed at the acquisition date, $38 million of the purchase price was allocated to property, plant and equipment, $3 million to inventory and $94 million to goodwill. Goodwill is tax deductible and represents the value expected to be created by geographically expanding our retail platform and the assembled workforce. The terminal is accounted for within the Refining & Marketing segment and the retail stores were accounted for within our former Retail segment.
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

9.    VARIABLE INTEREST ENTITIES
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
The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements, except as noted. MPC has effectively guaranteed certain indebtedness of LOOP LLC (“LOOP”) and LOCAP LLC (“LOCAP”), in which MPLX holds an interest. See Note 29 for more information. The assets of MPLX can only be used to settle its own obligations and its creditors have no recourse to our assets, except as noted earlier.

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our balance sheets.

(In millions)	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$15	$15
Receivables, less allowance for doubtful accounts	478	615
Inventories	118	110
Other current assets	67	110
Assets held for sale	188	—
Equity method investments	4,036	5,275
Property, plant and equipment, net	21,418	22,174
Goodwill	7,657	9,536
Right of use assets	309	365
Other noncurrent assets	1,006	1,323
Liabilities
Accounts payable	$468	$744
Payroll and benefits payable	4	5
Accrued taxes	76	80
Debt due within one year	764	9
Operating lease liabilities	63	66
Liabilities held for sale	101	—
Other current liabilities	297	259
Long-term debt	19,375	19,704
Deferred income taxes	12	12
Long-term operating lease liabilities	244	302
Deferred credits and other liabilities	437	409
Non-Consolidated VIEs
Crowley Coastal Partners
In May 2016, Crowley Coastal Partners LLC (“Crowley Coastal Partners”) was formed to own an interest in both Crowley Ocean Partners LLC (“Crowley Ocean Partners”) and Crowley Blue Water Partners LLC (“Crowley Blue Water Partners”). We have determined that Crowley Coastal Partners is a VIE based on the terms of the existing financing arrangements for Crowley Blue Water Partners and Crowley Ocean Partners and the associated debt guarantees by MPC and Crowley. Our maximum exposure to loss at December 31, 2020 was $424 million, which includes our equity method investment in Crowley Coastal Partners and the debt guarantees provided to each of the lenders to Crowley Blue Water Partners and Crowley Ocean Partners. We are not the primary beneficiary of this VIE because we do not have the ability to control the activities that significantly influence the economic outcomes of the entity and, therefore, do not consolidate the entity.
MPLX VIEs
For those entities that have been deemed to be VIEs, neither MPLX nor any of its subsidiaries have been deemed to be the primary beneficiary due to voting rights on significant matters. While we have the ability to exercise influence through participation in the management committees which make all significant decisions, we have equal influence over each committee as a joint interest partner and all significant decisions require the consent of the other investors without regard to economic interest and as such we have determined that these entities should not be consolidated and apply the equity method of accounting with respect to our investments in each entity.
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
We account for our ownership interest in each of these investments as an equity method investment. See Note 17 for ownership percentages and investment balances related to our non-consolidated VIEs.

10.    RELATED PARTY TRANSACTIONS
Transactions with related parties were as follows:

(In millions)	2020	2019	2018
Sales to related parties	$123	$91	$14
Purchases from related parties	738	763	610
Sales to related parties, which are included in sales and other operating revenues, consist primarily of refined product sales to certain of our equity affiliates.
Purchases from related parties are included in cost of revenues. We obtain utilities, transportation services and purchase ethanol from certain of our equity affiliates.

11.    EARNINGS PER SHARE
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

(In millions, except per share data)	2020	2019	2018
Income (loss) from continuing operations, net of tax	$(11,182)	$2,449	$2,933
Less: Net income (loss) attributable to noncontrolling interest	(151)	618	826
Net income allocated to participating securities	1	1	1
Income (loss) from continuing operations available to common stockholders	(11,032)	1,830	2,106
Income from discontinued operations, net of tax	1,205	806	673
Income (loss) available to common stockholders	$(9,827)	$2,636	$2,779

Weighted average common shares outstanding:
Basic	649	659	518
Effect of dilutive securities	—	5	8
Diluted	649	664	526

Income (loss) available to common stockholders per share:
Basic:
Continuing operations	$(16.99)	$2.78	$4.06
Discontinued operations	1.86	1.22	1.30
Net income (loss) per share	$(15.13)	$4.00	$5.36
Diluted:
Continuing operations	$(16.99)	$2.76	$4.00
Discontinued operations	1.86	1.21	1.28
Net income (loss) per share	$(15.13)	$3.97	$5.28
The following table summarizes the shares that were anti-dilutive, and therefore, were excluded from the diluted share calculation.

(In millions)	2020	2019	2018
Shares issuable under stock-based compensation plans	11	3	—

12.    EQUITY
As of December 31, 2020, we had $2.96 billion of remaining share repurchase authorizations from our board of directors. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases will depend upon several factors, including market and business conditions, and such repurchases may be initiated, suspended or discontinued at any time.
Total share repurchases were as follows for the respective periods:

(In millions, except per share data)	2020	2019	2018
Number of shares repurchased	—	34	47
Cash paid for shares repurchased	$—	$1,950	$3,287
Average cost per share	$—	$58.87	$69.46

13.    SEGMENT INFORMATION
On August 2, 2020, we entered into a definitive agreement to sell Speedway to 7-Eleven for $21 billion in cash, subject to certain adjustments based on the levels of cash, debt and working capital at closing and certain other items. In connection with the announced sale, we reassessed our organizational structure and management of segments. As a result of this assessment, we have made the following changes for all periods presented:
•Speedway’s results are presented separately as discontinued operations. See Note 5 for related disclosures.
•Refining & Marketing intersegment sales to Speedway that were previously eliminated in consolidation are reported as third party sales as we will continue to supply fuel to Speedway following its disposition.
•The retained direct dealer business results, previously included in the Retail segment, are reported within the Refining & Marketing segment.
•As a result of the above, we no longer present a separate Retail segment, which had included these two businesses.
•Corporate costs are no longer allocated to Speedway under discontinued operations accounting.
We have two reportable segments: Refining & Marketing and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.
•Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to independent entrepreneurs who operate primarily Marathon® branded outlets, through long-term supply contracts with direct dealers who operate locations mainly under the ARCO® brand and to approximately 3,800 Speedway locations.
•Midstream – transports, stores, distributes and markets crude oil and refined products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges; gathers, processes and transports natural gas; and gathers, transports, fractionates, stores and markets NGLs. The Midstream segment primarily reflects the results of MPLX.
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
Segment income from operations represents income (loss) from operations attributable to the reportable segments. Corporate administrative expenses, except for those attributable to MPLX, and costs related to certain non-operating assets are not allocated to the Refining & Marketing segment. In addition, certain items that affect comparability (as determined by the chief operating decision maker (“CODM”)) are not allocated to the reportable segments. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures.

(In millions)	Refining & Marketing	Midstream	Total
Year Ended December 31, 2020
Revenues:
Third party(a)	$66,180	$3,599	$69,779
Intersegment	67	4,839	4,906
Segment revenues	$66,247	$8,438	$74,685
Segment income from operations	$(5,189)	$3,708	$(1,481)

Supplemental Data
Depreciation and amortization(b)	1,857	1,353	3,210
Capital expenditures and investments(c)	1,170	1,398	2,568

(In millions)	Refining & Marketing	Midstream	Total
Year Ended December 31, 2019
Revenues:
Third party(a)	$107,305	$3,843	$111,148
Intersegment	103	4,917	5,020
Segment revenues	$107,408	$8,760	$116,168
Segment income from operation	$2,856	$3,594	$6,450

Supplemental Data
Depreciation and amortization(b)	1,780	1,267	3,047
Capital expenditures and investments(c)	2,045	3,290	5,335

(In millions)	Refining & Marketing	Midstream	Total
Year Ended December 31, 2018
Revenues:
Third party(a)	$82,755	$3,331	$86,086
Intersegment	66	3,329	3,395
Segment revenues	$82,821	$6,660	$89,481
Segment income from operations	$2,654	$2,752	$5,406

Supplemental Data
Depreciation and amortization(b)	1,207	885	2,092
Capital expenditures and investments(c)	1,077	2,630	3,707
(a)Includes Refining & Marketing sales to Speedway (as discussed above) and related party sales. See Note 10 for additional information.
(b)Differences between segment totals and MPC consolidated totals represent amounts related to corporate and other items not allocated to segments.
(c)Includes changes in capital expenditure accruals and investments in affiliates.

The following reconciles segment income (loss) from operations to income (loss) from continuing operations before income taxes as reported in the consolidated statements of income:

(In millions)	2020	2019	2018
Segment income (loss) from operations	$(1,481)	$6,450	$5,406
Corporate(a)	(800)	(833)	(528)
Items not allocated to segments:
Impairments(b)	(9,741)	(1,239)	9
Restructuring expenses(c)	(367)	—	—
Litigation	84	(22)	—
Gain on sale of assets	66	—	—
Transaction-related costs(d)	(8)	(153)	(197)
Equity method investment restructuring gains(e)	—	259	—
Income (loss) from continuing operations	(12,247)	4,462	4,690
Net interest and other financial costs	1,365	1,229	993
Income (loss) from continuing operations before income taxes	$(13,612)	$3,233	$3,697
(a)Corporate consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate includes corporate costs of $26 million, $28 million and $26 million for 2020, 2019 and 2018, respectively, that are no longer allocable to Speedway under discontinued operations accounting.
(b)2020 reflects impairments of goodwill, equity method investments and long lived assets. 2019 reflects impairments of goodwill and equity method investments. See Note 7. 2018 includes MPC’s share of gains from the sale of assets remaining from the Sandpiper pipeline project, which was cancelled and impaired in 2016.
(c)See Note 4.
(d)2020 and 2019 includes costs incurred in connection with the Midstream strategic review and other related efforts. Both 2019 and 2018 include employee severance, retention and other costs related to the acquisition of Andeavor. Effective October 1, 2019, we have discontinued reporting Andeavor transaction-related costs as one year has passed since the acquisition and these costs are immaterial. Costs incurred in connection with the Speedway separation are included in discontinued operations. See Note 5.
(e)Includes gains related to The Andersons Marathon Holdings LLC and Capline Pipeline Company LLC. See Note 17.

The following reconciles segment capital expenditures and investments to total capital expenditures:

(In millions)	2020	2019	2018
Segment capital expenditures and investments	$2,568	$5,335	$3,707
Less investments in equity method investees	485	1,064	409
Plus items not allocated to segments:
Corporate	80	100	77
Capitalized interest	106	137	80
Total capital expenditures(a)	$2,269	$4,508	$3,455
(a)Includes changes in capital expenditure accruals. See Note 24 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.
Since we will continue to supply fuel to Speedway following its disposition, we have reported intersegment sales to Speedway, that were previously eliminated in consolidation, as third party sales in all periods presented. Sales to Speedway from the Refining & Marketing segment represented 11 percent, 12 percent and 13 percent of our total annual revenues for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 23 for the disaggregation of our revenue by segment and product line.
We do not have significant operations in foreign countries. Therefore, revenues in foreign countries and long-lived assets located in foreign countries, including property, plant and equipment and investments, are not material to our operations.

14.    NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

(In millions)	2020	2019	2018
Interest income	$(9)	$(40)	$(87)
Interest expense	1,462	1,389	1,025
Interest capitalized	(129)	(158)	(80)
Pension and other postretirement non-service costs(a)	11	4	53
(Gain) loss on extinguishment of debt	(9)	—	64
Other financial costs	39	34	18
Net interest and other financial costs	$1,365	$1,229	$993
(a)See Note 26.

15.    INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by Congress and signed into law by President Trump in response to the COVID-19 pandemic. The CARES Act contained a net operating loss (“NOL”) carryback provision, which allowed MPC to carryback our 2020 taxable loss to 2015 and later years. The five-year NOL carryback is available for all businesses producing taxable losses in 2018 through 2020. Based on the NOL carryback, as provided by the CARES Act, we recorded an income tax receivable of $2.1 billion in other current assets to reflect our estimate of the tax refund we expect to receive from our 2020 federal tax return. The refund is expected to be received during the second half of 2021.
In the absence of the CARES Act NOL legislation, businesses would account for taxable losses as deferred tax assets and could realize the deferred tax asset by offsetting the losses against taxable income earned in future periods. Due to the corporate tax rate change from 35 percent to the current 21 percent under the Tax Cut and Jobs Act of 2017, taxpayers may recover taxes paid in tax years before 2018 at a 35 percent federal income tax rate. The limitation on the percentage of taxable income that may be offset by the NOL, formerly 80 percent of income, was eliminated for years beginning before 2021.
The provision (benefit) for income taxes from continuing operations consisted of:

(In millions)	2020	2019	2018
Current:
Federal	$(2,267)	$(52)	$674
State and local	69	28	54
Foreign	9	1	22
Total current	(2,189)	(23)	750
Deferred:
Federal	90	742	(119)
State and local	(347)	56	149
Foreign	16	9	(16)
Total deferred	(241)	807	14
Income tax provision (benefit)	$(2,430)	$784	$764

A reconciliation of the federal statutory income tax rate to the effective tax rate applied to income (loss) from continuing operations before income taxes follows:

	2020	2019	2018
Federal statutory rate	21%	21%	21%
State and local income taxes, net of federal income tax effects	2	2	5
Goodwill impairment	(8)	5	—
Noncontrolling interests	—	(4)	(5)
Legislation	4	—	—
Other	(1)	—	—
Effective tax rate applied to income (loss) from continuing operations before income taxes	18%	24%	21%
Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2020	2019
Deferred tax assets:
Employee benefits	$647	$693
Environmental remediation	95	99
Finance lease obligations	103	105
Debt financing	6	17
Operating lease liabilities	453	498
Net operating loss carryforwards	232	18
Foreign currency	—	15
Tax credit carryforwards	19	14
Other	74	57
Total deferred tax assets	1,629	1,516
Deferred tax liabilities:
Property, plant and equipment	3,195	3,301
Inventories	800	652
Investments in subsidiaries and affiliates	3,331	3,114
Goodwill and other intangibles	34	304
Right of use assets	451	498
Other	18	19
Total deferred tax liabilities	7,829	7,888
Net deferred tax liabilities	$6,200	$6,372
The above table reflects reclassifications of December 31, 2019 balances from property, plant and equipment to finance lease obligations, operating lease liabilities, goodwill and other intangibles and right of use assets to correct the presentation of these deferred tax assets and liabilities that were previously presented as property, plant and equipment deferred tax liabilities.

Net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(In millions)	2020	2019
Assets:
Other noncurrent assets	$3	$20
Liabilities:
Deferred income taxes(a)	6,203	6,392
Net deferred tax liabilities	$6,200	$6,372
(a)The deferred income tax assets and liabilities associated with discontinued operations remain in our balance sheet rather than being included in the carrying amount of assets and liabilities that are held for sale, as the sale is structured as a sale of assets. These discontinued operations deferred income tax assets and liabilities will be realized upon the sale of Speedway.
At December 31, 2020 and 2019, federal operating loss carryforwards were $4 million and $7 million, respectively, which includes a mix of indefinite carryforward ability and expiration periods ranging from 2022 through 2037. As of December 31, 2020 and 2019, state and local operating loss carryforwards were $228 million and $11 million, respectively, which includes a mix of indefinite carryforward ability and expiration periods ranging from 2021 through 2042.
As of December 31, 2020 and 2019, $11 million of valuation allowances have been recorded related to income taxes. A federal valuation allowance was established for December 31, 2020 and 2019, of $2 million, primarily due to the expected realizability of foreign tax credits. A state and local valuation allowance was established as of December 31, 2020 and 2019, of $9 million, based on expected realizability of state and local tax operating losses.
MPC is continuously undergoing examination of its U.S. federal income tax returns by the Internal Revenue Service (“IRS”). Since 2012, we have continued to participate in the Compliance Assurance Process (“CAP”). CAP is a real-time audit of the U.S. Federal income tax return that allows the IRS, working in conjunction with MPC, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for years under examination by the IRS. While Andeavor also underwent continual IRS examination, it did not participate in the CAP for tax periods prior to October 1, 2018.
Andeavor and its subsidiaries’ IRS audits have been completed through the 2015 tax year. We believe adequate provisions have been established for potential tax in periods not closed to examination. Further, we are routinely involved in U.S. state income tax audits. We believe all other audits will be resolved with the amounts provided for these liabilities. As of December 31, 2020, our federal income tax returns remain subject to examination for years 2016 through 2019. As of December 31, 2020, we have various state and local income tax returns subject to examination for years 2006 through 2019, depending on jurisdiction.
The following table summarizes the activity in unrecognized tax benefits:

(In millions)	2020	2019	2018
January 1 balance	$32	$211	$19
Additions for tax positions of prior years	12	2	—
Reductions for tax positions of prior years	(18)	(2)	(5)
Settlements	(3)	(19)	—
Statute of limitations	—	(160)	(12)
Acquired from Andeavor	—	—	209
December 31 balance	$23	$32	$211
If the unrecognized tax benefits as of December 31, 2020 were recognized, $14 million would affect our effective income tax rate. There were $9 million of uncertain tax positions as of December 31, 2020 for which it is reasonably possible that the amount of unrecognized tax benefits would significantly decrease during the next twelve months. For tax years 2009 and 2010, Andeavor had asserted a federal income tax claim for $159 million from the income tax effect of the receipt of the ethanol blender’s excise tax credit, for which the tax benefit was not recorded. The statute of limitations for the IRS appeal process expired during the fourth quarter 2019 since the ability to obtain a refund was remote.

Pursuant to our tax sharing agreement with Marathon Oil, the unrecognized tax benefits related to pre-spinoff operations for which Marathon Oil was the taxpayer remain the responsibility of Marathon Oil and we have indemnified Marathon Oil accordingly. See Note 29 for indemnification information.
Interest and penalties related to income taxes are recorded as part of the provision for income taxes. Such interest and penalties were net expenses (benefits) of $(19) million, $(2) million and $1 million in 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, $(5) million and $7 million of interest and penalties were accrued related to income taxes.

16.    INVENTORIES

	December 31,
(In millions)	2020	2019
Crude oil	$2,588	$3,472
Refined products	4,478	5,359
Materials and supplies	933	973
Total	$7,999	$9,804
The LIFO method accounted for 88 percent and 90 percent of total inventory value at December 31, 2020 and 2019, respectively. There was no excess of replacement or current cost over our stated LIFO cost as of December 31, 2020. Current acquisition costs were estimated to exceed the LIFO inventory value by $787 million at December 31, 2019
The cost of inventories of crude oil and refined products is determined primarily under the LIFO method. During 2020, we recorded a $561 million charge to reflect LIFO liquidations for our crude oil and refined product inventories. The costs of inventories in the historical LIFO layers which were liquidated were higher than current costs, which resulted in the charge to cost of revenues. There were no liquidations of LIFO inventories in 2019 and 2018. .

17.    EQUITY METHOD INVESTMENTS
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

Investments in Equity Method Affiliates

		Ownership as of	Carrying value at
		December 31,	December 31,
(Dollars in millions)	VIE	2020	2020	2019
Refining & Marketing
The Andersons Marathon Holdings LLC		50%	$159	$177
Watson Cogeneration Company		51%	25	26
Refining & Marketing Total			$184	$203

Midstream
MPLX
Andeavor Logistics Rio Pipeline LLC	X	67%	$194	$202
Centrahoma Processing LLC		40%	145	153
Explorer Pipeline Company		25%	72	83
Illinois Extension Pipeline Company, L.L.C		35%	254	265
LOOP LLC		41%	252	238
MarEn Bakken Company LLC		25%	465	481
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	X	67%	307	302
MarkWest Utica EMG, L.L.C.	X	57%	698	1,984
Minnesota Pipe Line Company, LLC		17%	188	190
Rendezvous Gas Services, L.L.C.	X	78%	159	170
Sherwood Midstream Holdings LLC	X	51%	148	157
Sherwood Midstream LLC	X	50%	557	537
Whistler Pipeline LLC	X	38%	185	134
Wink to Webster Pipeline LLC(a)	X	—%	—	126
W2W Holdings LLC(a)	X	50%	72	—
Other(b)	X		340	253
MPLX Total			$4,036	$5,275
MPC-Retained
Capline Pipeline Company LLC	X	33%	$390	$374
Crowley Coastal Partners, LLC	X	50%	190	188
Gray Oak Pipeline, LLC		25%	342	298
LOOP LLC		10%	63	59
South Texas Gateway Terminal LLC		25%	168	85
Other(b)	X		49	86
MPC-Retained Total			$1,202	$1,090
Midstream Total			$5,238	$6,365

Total			$5,422	$6,568
(a)During 2020, MPLX contributed its ownership in Wink to Webster Pipeline LLC to W2W Holdings LLC.
(b)Some investments included within “Other” have been deemed to be VIEs.

Summarized financial information for all equity method investments in affiliated companies, combined, was as follows:

(In millions)	2020	2019	2018
Income statement data:
Revenues and other income	$3,013	$3,282	$3,092
Income from operations	599	1,176	1,105
Net income	454	987	972
Balance sheet data – December 31:
Current assets	$1,298	$1,195
Noncurrent assets	17,697	16,362
Current liabilities	754	997
Noncurrent liabilities	4,736	2,769
As of December 31, 2020, the carrying value of our equity method investments was $361 million higher than the underlying net assets of investees. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets, except for $199 million of excess related to goodwill and other non-depreciable assets.
Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) were $577 million, $569 million and $458 million in 2020, 2019 and 2018.
See Note 7 for information regarding impairments of equity method investments.

18.    PROPERTY, PLANT AND EQUIPMENT

(In millions)	Estimated Useful Lives	December 31,
		2020	2019
Refining & Marketing(a)	4 -30 years	$30,306	$29,101
Midstream	1 -61 years	27,677	27,193
Corporate	4 - 40 years	1,356	1,292
Total		59,339	57,586
Less accumulated depreciation(b)		20,304	16,716
Property, plant and equipment, net		$39,035	$40,870
(a)Recast to include the direct dealer business. See Note 13 for additional information.
(b)The December 31, 2020 balance includes property, plant and equipment impairment charges recorded during 2020. See Note 7 for additional information.
Property, plant and equipment includes gross assets acquired under finance leases of $819 million and $740 million at December 31, 2020 and 2019, respectively, with related amounts in accumulated depreciation of $272 million and $215 million at December 31, 2020 and 2019. Property, plant and equipment includes construction in progress of $1.83 billion and $3.12 billion at December 31, 2020 and 2019, respectively, which primarily relates to capital projects at our refineries and midstream facilities.

19.    GOODWILL AND INTANGIBLES
Goodwill
Management annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. In 2020 and 2019, we recorded impairments of goodwill as outlined in Note 7. There were no other impairments of goodwill required based on our annual test of goodwill in 2020 and 2019.
The changes in the carrying amount of goodwill for 2019 and 2020 were as follows:

(In millions)	Refining & Marketing(a)	Midstream	Total
Balance at January 1, 2019	$5,511	$10,323	$15,834
Acquisitions	38	—	38
Purchase price allocation adjustments	584	408	992
Impairments(b)	—	(1,197)	(1,197)
Dispositions	—	(17)	(17)
Balance at December 31, 2019	$6,133	$9,517	$15,650
Transfers	8	(8)	—
Impairments(b)	(5,580)	(1,814)	(7,394)
Balance at December 31, 2020	$561	$7,695	$8,256
(a)Recast to include the direct dealer business. See Note 13 for additional information.
(b)See Note 7.
Intangible Assets
Our definite lived intangible assets as of December 31, 2020 and 2019 are as shown below.

	December 31, 2020			December 31, 2019
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer contracts and relationships	$3,359	$1,119	$2,240	$3,271	$612	$2,659
Brand rights and tradenames	100	35	65	100	20	80
Royalty agreements	133	87	46	133	78	55
Other	36	27	9	36	24	12
Total	$3,628	$1,268	$2,360	$3,540	$734	$2,806
At both December 31, 2020 and 2019, we had indefinite lived intangible assets $71 million, which are emission allowance credits.
Amortization expense for 2020 and 2019 was $336 million and $357 million, respectively. Estimated future amortization expense for the next five years related to the intangible assets at December 31, 2020 is as follows:

(In millions)
2021	$347
2022	346
2023	330
2024	277
2025	257

20.    FAIR VALUE MEASUREMENTS
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	December 31, 2020
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$82	$6	$—	$(80)	$8	$31
Liabilities:
Commodity contracts	$81	$10	$—	$(91)	$—	$—
Embedded derivatives in commodity contracts	—	—	63	—	63	—

	December 31, 2019
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$57	$6	$—	$(55)	$8	$73
Liabilities:
Commodity contracts	$95	$11	$—	$(106)	$—	$—
Embedded derivatives in commodity contracts	—	—	60	—	60	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of December 31, 2020, cash collateral of $11 million was netted with mark-to-market liabilities. As of December 31, 2019, cash collateral of $51 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.
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
Level 3 instruments include embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at December 31, 2020 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.47 to $1.09 per gallon with a weighted average of $0.59 per gallon and (2) the probability of renewal of 100 percent for the first and second five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.

The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

(In millions)	2020	2019
Beginning balance	$60	$61
Unrealized and realized losses included in net income	9	5
Settlements of derivative instruments	(6)	(6)
Ending balance	$63	$60

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the end of period:	$4	$5
See Note 21 for the income statement impacts of our derivative instruments.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities and term loan facility, which include variable interest rates, approximate fair value. The fair value of our fixed and floating rate long-term debt is based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $31.1 billion and $34.9 billion at December 31, 2020, respectively, and approximately $28.3 billion and $30.1 billion at December 31, 2019, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.

21.    DERIVATIVES
For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 20. See Note 2 for a discussion of the types of derivatives we use and the reasons for them. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table presents the fair value of derivative instruments as of December 31, 2020 and 2019 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(In millions)	December 31, 2020
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$88	$91
Other current liabilities(a)	—	7
Deferred credits and other liabilities(a)	—	56

(In millions)	December 31, 2019
Balance Sheet Location	Asset	Liability
Commodity derivatives
Other current assets	$63	$106
Other current liabilities(a)	—	5
Deferred credits and other liabilities(a)	—	55
(a)Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products and blending products as of December 31, 2020.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	81.9%	17,474	11,197
Refined products	89.0%	13,923	9,354
Blending products	100.0%	3,206	3,987
Soybean oil	100.0%	558	1,117
(a)Included in exchange-traded are spread contracts in thousands of barrels: Refined products - 935 long and 455 short
The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(In millions)	Gain (Loss)
Income Statement Location	2020	2019	2018
Sales and other operating revenues	$72	$(19)	$13
Cost of revenues	34	(77)	(59)
Other income	1	—	—
Total	$107	$(96)	$(46)

22.    DEBT
Our outstanding borrowings at December 31, 2020 and 2019 consisted of the following:

(In millions)	December 31, 2020	December 31, 2019
Marathon Petroleum Corporation:
Commercial paper	$1,024	$—
Senior notes	9,849	8,474
Notes payable	1	1
Finance lease obligations	634	574
MPLX LP:
Bank revolving credit facility	175	—
Term loan facility	—	1,000
Senior notes	20,350	19,100
Finance lease obligations	11	19
Total debt	$32,044	$29,168
Unamortized debt issuance costs	(154)	(134)
Unamortized (discount) premium, net	(306)	(310)
Amounts due within one year	(2,854)	(704)
Total long-term debt due after one year	$28,730	$28,020
Commercial Paper
On February 26, 2016, we established a commercial paper program that allows us to have a maximum of $2 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facilities.

MPC Senior Notes

	December 31,
(In millions)	2020	2019
Marathon Petroleum Corporation:
Senior notes, 3.400% due December 2020	$—	$650
Senior notes, 5.125% due March 2021	1,000	1,000
Senior notes, 5.375% due October 2022	—	337
Senior notes, 4.500% due May 2023	1,250	—
Senior notes, 4.750% due December 2023	614	614
Senior notes, 5.125% due April 2024	241	241
Senior notes, 3.625% due September 2024	750	750
Senior notes, 4.700% due May 2025	1,250	—
Senior notes, 5.125% due December 2026	719	719
Senior notes, 3.800% due April 2028	496	496
Senior notes, 6.500% due March 2041	1,250	1,250
Senior notes, 4.750% due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 4.500% due April 2048	498	498
Andeavor senior notes, 3.800% - 5.375% due 2022 - 2048	331	469
Senior notes, 5.000%, due September 2054	400	400
Total	$9,849	$8,474
On April 27, 2020, we issued $2.5 billion aggregate principal amount of senior notes in a public offering, consisting of $1.25 billion aggregate principal amount of 4.500% unsecured senior notes due May 2023 and $1.25 billion aggregate principal amount of 4.700% unsecured senior notes due May 2025. MPC used the net proceeds from this offering to repay amounts outstanding under its five-year revolving credit facility.
On October 1, 2020, all of the $475 million outstanding aggregate principal amount of 5.375% senior notes due October 2022, including the portion of such notes for which Andeavor was the obligor, were redeemed at a price equal to par.
On November 15, 2020, all of the $650 million outstanding aggregate principal amount of 3.400% senior notes due December 2020 were redeemed at a price equal to par.
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
MPLX Term Loan Facility
The $1.0 billion of outstanding borrowings under the MPLX term loan facility was repaid during 2020 with net proceeds from the issuance of MPLX senior notes discussed below.

MPLX Senior Notes

	December 31,
(In millions)	2020	2019
MPLX LP:
Floating rate notes due September 2021	$—	$1,000
Floating rate notes due September 2022	1,000	1,000
Senior notes, 6.250% due October 2022	—	266
Senior notes, 3.500% due December 2022	486	486
Senior notes, 3.375% due March 2023	500	500
Senior notes, 4.500% due July 2023	989	989
Senior notes, 6.375% due May 2024	—	381
Senior notes, 4.875% due December 2024	1,149	1,149
Senior notes, 5.250% due January 2025	708	708
Senior notes, 4.000% due February 2025	500	500
Senior notes, 4.875% due June 2025	1,189	1,189
MarkWest senior notes, 4.500% - 4.875% due 2023 - 2025	23	23
Senior notes, 1.750% due March 2026	1,500	—
Senior notes, 4.125% due March 2027	1,250	1,250
Senior notes, 4.250% due December 2027	732	732
Senior notes, 4.000% due March 2028	1,250	1,250
Senior notes, 4.800% due February 2029	750	750
Senior notes, 2.650% due August 2030	1,500	—
Senior notes, 4.500% due April 2038	1,750	1,750
Senior notes, 5.200% due March 2047	1,000	1,000
Senior notes, 5.200% due December 2047	487	487
ANDX senior notes, 3.500% - 5.250% due 2022 - 2047	87	190
Senior notes, 4.700% due April 2048	1,500	1,500
Senior notes, 5.500% due February 2049	1,500	1,500
Senior notes, 4.900% due April 2058	500	500
Total	$20,350	$19,100
2020 Activity
On August 18, 2020, MPLX issued $3.0 billion aggregate principal amount of senior notes in a public offering, consisting of $1.5 billion aggregate principal amount of 1.750% senior notes due March 2026 and $1.5 billion aggregate principal amount of 2.650% senior notes due August 2030. The net proceeds were used to repay $1.0 billion of outstanding borrowings under the MPLX term loan agreement, to repay the $1.0 billion aggregate principal amount of floating rate senior notes due September 2021, to redeem all of the $300 million aggregate principal amount of MPLX’s 6.250% senior notes due October 2022 and to redeem the $450 million aggregate principal amount of 6.375% senior notes due May 2024, including the portion of such notes issued by ANDX. The remaining net proceeds were used for general business purposes.
On December 29, 2020, MPLX announced the redemption of all the $750 million outstanding aggregate principal amount of 5.250% senior notes due January 2025, including the portion of such notes issued by ANDX. The notes were redeemed on January 15, 2021 at a price equal to 102.625% of the principal amount. These notes are included in long-term debt due within one year in our consolidated balance sheet as of December 31, 2020.
2019 Activity
On September 9, 2019, MPLX issued $2.0 billion aggregate principal amount of floating rate senior notes in a public offering, consisting of $1.0 billion aggregate principal amount of notes due September 2021 and $1.0 billion aggregate principal amount of notes due September 2022. Net proceeds from the issuance of the floating rate senior notes were used to repay MPLX’s existing indebtedness and/or for general business purposes. The interest rate applicable to the floating rate senior notes due September 2021 is LIBOR plus 0.9% per annum while the interest rate applicable to the floating rate senior notes due September 2022 is LIBOR plus 1.1% per annum. Interest is payable in March, June, September and December, commencing on December 9, 2019. Both series of floating rate notes are callable, in whole or in part, at par plus accrued and unpaid interest at any time on or after September 10, 2020.
In connection with MPLX’s acquisition of ANDX on July 30, 2019, MPLX assumed ANDX’s outstanding senior notes, which had an aggregate principal amount of $3.75 billion, with interest rates ranging from 3.500% to 6.375% and maturity dates ranging from 2019 to 2047. On September 23, 2019, approximately $3.06 billion aggregate principal amount of ANDX’s outstanding senior notes were exchanged for new unsecured senior notes issued by MPLX having the same maturity and interest rates as the ANDX senior notes in an exchange offer and consent solicitation undertaken by MPLX, leaving approximately $690 million aggregate principal of outstanding senior notes issued by ANDX. Of this, $500 million was related to the 5.500% unsecured senior notes due 2019. The principal amount of $500 million and accrued interest of $14 million was paid on October 15, 2019, which included interest through the payoff date.
Interest on each series of MPLX fixed rate senior notes is payable semi-annually in arrears. The MPLX senior notes are unsecured, unsubordinated obligations of MPLX and are non-recourse to MPC and its subsidiaries other than MPLX and MPLX GP LLC, as the general partner of MPLX except as otherwise noted.
Schedule of Maturities
Principal maturities of long-term debt, excluding finance lease obligations, as of December 31, 2020 for the next five years are as follows:

(In millions)
2021	$1,750
2022	1,500
2023	3,600
2024	2,376
2025	2,950
Available Capacity under our Facilities as of December 31, 2020

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC 364-day bank revolving credit facility	$1,000	$—	$—	$1,000	—	September 2021
MPC 364-day bank revolving credit facility	1,000	—	—	1,000	—	April 2021
MPC bank revolving credit facility(a)	5,000	—	1	4,999	—	October 2023
MPC trade receivables securitization facility(b)	750	—	—	750	—	July 2021

MPLX
MPLX bank revolving credit facility(c)	3,500	175	—	3,325	1.36	July 2024
(a)Borrowed $4.225 billion and repaid $4.225 billion during the year ended December 31, 2020.
(b)Borrowed $3.550 billion and repaid $3.550 billion during the year ended December 31, 2020. Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products.
(c)Borrowed $3.815 billion and repaid $3.640 billion during the year ended December 31, 2020.

MPC Revolving Credit Agreements
On August 28, 2018, in connection with the Andeavor acquisition, MPC entered into a credit agreement with a syndicate of lenders providing for a $5.0 billion five-year revolving credit facility that expires in 2023. The five-year credit agreement became effective on October 1, 2018.
On September 23, 2020, MPC entered into a 364-day credit agreement with a syndicate of lenders. This revolving credit agreement provides for a $1.0 billion unsecured revolving credit facility that matures in September 2021, and replaces a similar 364-day revolving credit agreement that expired on September 28, 2020.
On April 27, 2020, MPC entered into an additional 364-day revolving credit agreement that provides for a $1.0 billion unsecured revolving credit facility that matures in April 2021. In February 2021, we elected to terminate this credit agreement. This facility provided us with additional liquidity and financial flexibility during the then ongoing commodity price and demand downturn. There were no borrowings under this credit facility, and we determined that the incremental borrowing capacity of the facility was no longer necessary. We do not intend to replace this facility. We incurred no early termination fees as a result of the early termination of this credit agreement.
MPC has an option under its $5.0 billion five-year credit agreement to increase the aggregate commitments by up to an additional $1.0 billion, subject to, among other conditions, the consent of the lenders whose commitments would be increased. In addition, MPC may request up to two one-year extensions of the maturity date of the five-year credit agreement subject to, among other conditions, the consent of lenders holding a majority of the commitments, provided that the commitments of any non-consenting lenders will terminate on the then-effective maturity date. The five-year credit agreement includes sub-facilities for swing-line loans of up to $250 million and letters of credit of up to $2.2 billion (which may be increased to up to $3.0 billion upon receipt of additional letter of credit issuing commitments).
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
The MPC credit agreements contain certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for arrangements of this type, including a financial covenant that requires us to maintain a ratio of Consolidated Net Debt to Total Capitalization (each as defined in the MPC credit agreements) of no greater than 0.65 to 1.00 as of the last day of each fiscal quarter. The covenants also restrict, among other things, our ability and/or the ability of certain of our subsidiaries to incur debt, create liens on assets or enter into transactions with affiliates. As of December 31, 2020, we were in compliance with the covenants contained in the MPC credit agreements.
Trade Receivables Securitization Facility
The trade receivables facility consists of our wholly-owned subsidiaries selling or contributing on an on-going basis all of their trade receivables, together with all related security and interests in the proceeds thereof, without recourse, to another wholly-owned, bankruptcy-remote special purpose subsidiary, MPC Trade Receivables Company LLC (“TRC”), in exchange for a combination of cash, equity and/or borrowings under a subordinated note issued by TRC. TRC, in turn, has the ability to sell undivided ownership interests in qualifying trade receivables, together with all related security and interests in the proceeds thereof, without recourse, to the purchasing group in exchange for cash proceeds. The trade receivables facility also provides for the issuance of letters of credit up to $750 million, provided that the aggregate credit exposure of the purchasing group, including outstanding letters of credit, may not exceed the lesser of $750 million or the balance of qualifying trade receivables at any one time.
To the extent that TRC retains an ownership interest in the receivables it has purchased or received under the facility, such interest will be included in our consolidated financial statements solely as a result of the consolidation of the financial statements of TRC with those of MPC. The receivables sold or contributed to TRC are available first and foremost to satisfy claims of the creditors of TRC and are not available to satisfy the claims of creditors of MPC. TRC has granted a security interest in all of its assets to the purchasing group to secure its obligations under the Receivables Purchase Agreement.

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
The receivables purchase agreement and receivables sale agreement contain representations and covenants that we consider usual and customary for arrangements of this type. Trade receivables are subject to customary criteria, limits and reserves before being deemed to qualify for sale by TRC pursuant to the trade receivables facility. In addition, further purchases of qualified trade receivables under the trade receivables facility are subject to termination, and TRC may be subject to default fees, upon the occurrence of certain amortization events that are included in the receivables purchase agreement, all of which we consider to be usual and customary for arrangements of this type. As of December 31, 2020, we were in compliance with the covenants contained in the receivables purchase agreement and receivables sale agreement.
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
The MPLX credit agreement includes letter of credit issuing capacity of up to approximately $300 million and swingline loan capacity of up to $150 million. The revolving borrowing capacity may be increased by up to an additional $1.0 billion, subject to certain conditions, including the consent of the lenders whose commitments would increase.
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
The MPLX credit agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. The covenants also restrict, among other things, MPLX’s ability and/or the ability of certain of its subsidiaries to incur debt, create liens on assets and enter into transactions with affiliates. As of December 31, 2020, MPLX was in compliance with the covenants contained in the MPLX credit agreement.

23. REVENUE
As discussed in Notes 1 and 13, the presentation of Refining & Marketing segment revenues reflects changes associated with the expected sale of Speedway and our new reportable segments. The following table presents our revenues disaggregated by segment and product line:

(In millions)	Refining & Marketing	Midstream	Total
Year Ended December 31, 2020
Refined products	$61,648	$641	$62,289
Crude oil	4,023	—	4,023
Midstream services and other	509	2,958	3,467
Sales and other operating revenues	$66,180	$3,599	$69,779

(In millions)	Refining & Marketing	Midstream	Total
Year Ended December 31, 2019
Refined products	$102,316	$818	$103,134
Crude oil	4,402	—	4,402
Midstream services and other	587	3,025	3,612
Sales and other operating revenues	$107,305	$3,843	$111,148

(In millions)	Refining & Marketing	Midstream	Total
Year Ended December 31, 2018
Refined products	$78,952	$945	$79,897
Crude oil	3,345	—	3,345
Midstream services and other	458	2,386	2,844
Sales and other operating revenues	$82,755	$3,331	$86,086
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of December 31, 2020, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at December 31, 2020 include matching buy/sell receivables of $2.08 billion.

24.    SUPPLEMENTAL CASH FLOW INFORMATION

(In millions)	2020	2019	2018
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$1,235	$1,168	$887
Net income taxes paid to (received from) taxing authorities	(179)	491	424
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases(a)	651	642	—
Interest payments under finance lease obligations(a)	25	28	—
Net cash provided by financing activities included:
Principal payments under finance lease obligations(a)	66	48	—
Non-cash investing and financing activities:
Capital leases	—	—	172
Right of use assets obtained in exchange for new operating lease obligations(a)	343	329	—
Right of use assets obtained in exchange for new finance lease obligations(a)	110	80	—
Contribution of assets(b)	—	266	—
Fair value of assets acquired(c)	—	525	—
Acquisition:
Fair value of MPC shares issued	—	—	19,766
Fair value of converted equity awards	—	—	203
(a)Disclosure added in 2019 following the adoption of ASC 842.
(b)2019 includes the contribution of net assets to TAMH and Capline LLC. See Note 17.
(c)2019 includes the recognition of TAMH and Capline LLC equity method investments. See Note 17.

(In millions)	December 31, 2020	December 31, 2019
Cash and cash equivalents(a)	$415	$1,393
Restricted cash(b)	1	2
Cash, cash equivalents and restricted cash	$416	$1,395
(a)Excludes $140 million and $134 million of cash included in assets held for sale representing Speedway store cash.
(b)The restricted cash balance is included within other current assets on the consolidated balance sheets.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(In millions)	2020	2019	2018
Additions to property, plant and equipment per the consolidated statements of cash flows	$2,787	$4,810	$3,179
Asset retirement expenditures	—	1	8
Increase (decrease) in capital accruals	(518)	(303)	268
Total capital expenditures	$2,269	$4,508	$3,455

25. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2018	$(132)	$(23)	$2	$9	$(144)
Other comprehensive income (loss) before reclassifications, net of tax of $(52)	(71)	(92)	—	1	(162)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(45)	—	—	—	(45)
– actuarial loss(a)	22	(1)	—	—	21
– settlement loss(a)	9	—	—	—	9
Other	—	—	(1)	(4)	(5)
Tax effect	5	—	—	1	6
Other comprehensive loss	(80)	(93)	(1)	(2)	(176)
Balance as of December 31, 2019	$(212)	$(116)	$1	$7	$(320)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2019	$(212)	$(116)	$1	$7	$(320)
Other comprehensive income (loss) before reclassifications, net of tax of $(65)	(136)	(67)	—	4	(199)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(45)	—	—	—	(45)
– actuarial loss(a)	36	3	—	—	39
– settlement loss(a)	22	—	—	—	22
Other	—	—	—	(6)	(6)
Tax effect	(3)	(1)	—	1	(3)
Other comprehensive loss	(126)	(65)	—	(1)	(192)
Balance as of December 31, 2020	$(338)	$(181)	$1	$6	$(512)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 26.

26.    PENSION AND OTHER POSTRETIREMENT BENEFITS
We have noncontributory defined benefit pension plans covering substantially all employees. Benefits under these plans have been based primarily on age, years of service and final average pensionable earnings. The years of service component of these formulae was frozen as of December 31, 2009. Certain of the pensionable earnings components were frozen as of December 31, 2012. Benefits for service beginning January 1, 2010 and beginning on January 1, 2016 are based on a cash balance formula with an annual percentage of eligible pay credited based upon age and years of service or at a flat rate of eligible pay, depending on covered employee group. Substantially all of our employees also accrue benefits under a defined contribution plan.

(In millions)	2020	2019	2018
Cash balance weighted average interest crediting rates	3.00%	3.18%	3.00%
We also have other postretirement benefits covering most employees. Retiree health care benefits are provided through comprehensive hospital, surgical, major medical benefit, prescription drug and related health benefit provisions subject to various cost sharing features. Retiree life insurance benefits are provided to a closed group of retirees. Other postretirement benefits are not funded in advance.
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
Obligations and Funded Status
The accumulated benefit obligation for all defined benefit pension plans was $3,369 million and $3,013 million as of December 31, 2020 and 2019.
The following summarizes our defined benefit pension plans that have accumulated benefit obligations in excess of plan assets.

	December 31,
(In millions)	2020	2019
Projected benefit obligations	$3,671	$3,220
Accumulated benefit obligations	3,369	3,013
Fair value of plan assets	2,621	2,531

The following summarizes the projected benefit obligations and funded status for our defined benefit pension and other postretirement plans:

	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Change in benefit obligations:
Benefit obligations at January 1	$3,220	$2,761	$1,020	$874
Service cost	302	234	35	31
Interest cost	98	107	32	37
Actuarial loss(a)	373	400	83	123
Benefits paid	(322)	(282)	(39)	(43)
Plan amendments	—	—	—	(2)
Benefit obligations at December 31	3,671	3,220	1,131	1,020
Change in plan assets:
Fair value of plan assets at January 1	2,531	2,090	—	—
Actual return on plan assets	327	435	—	—
Employer contributions	85	288	39	43
Benefits paid from plan assets	(322)	(282)	(39)	(43)
Fair value of plan assets at December 31	2,621	2,531	—	—
Funded status of plans at December 31	$(1,050)	$(689)	$(1,131)	$(1,020)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(9)	$(47)	$(51)	$(46)
Noncurrent liabilities	(1,041)	(642)	(1,080)	(974)
Accrued benefit cost	$(1,050)	$(689)	$(1,131)	$(1,020)
Pretax amounts recognized in accumulated other comprehensive loss:(b)
Net actuarial loss	$699	$577	$219	$139
Prior service cost (credit)	(204)	(250)	32	32
(a)The primary driver of the actuarial loss for the pension plans in 2020 and 2019 was the decrease in interest rates. The plans also saw moderate losses related to demographic experience in each year.
(b)Amounts exclude those related to LOOP and Explorer, equity method investees with defined benefit pension and postretirement plans for which net losses of $16 million and less than $1 million were recorded in accumulated other comprehensive loss in 2020, reflecting our ownership share.

Components of Net Periodic Benefit Cost and Other Comprehensive Loss
The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive loss for our defined benefit pension and other postretirement plans.

	Pension Benefits			Other Benefits
(In millions)	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$283	$218	$147	$35	$31	$30
Interest cost	98	107	83	32	37	30
Expected return on plan assets	(133)	(127)	(109)	—	—	—
Amortization – prior service credit	(45)	(45)	(33)	—	—	(3)
– actuarial loss	36	22	31	3	—	1
– settlement loss	20	9	53	—	—	—
Net periodic benefit cost(a)	$259	$184	$172	$70	$68	$58
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (pretax):
Actuarial (gain) loss	$179	$92	$65	$83	$123	$(72)
Prior service cost (credit)	—	—	(90)	—	(2)	34
Amortization of actuarial loss	(56)	(31)	(84)	(3)	—	(1)
Amortization of prior service credit	45	45	33	—	—	3
Total recognized in other comprehensive loss	$168	$106	$(76)	$80	$121	$(36)
Total recognized in net periodic benefit cost and other comprehensive loss	$427	$290	$96	$150	$189	$22
(a)Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.
For certain of our pension plans, lump sum payments to employees retiring in 2020, 2019 and 2018 exceeded the plan’s total service and interest costs expected for those years. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, pension settlement expenses were recorded in 2020, 2019 and 2018.
Plan Assumptions
The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2020, 2019 and 2018.

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Weighted-average assumptions used to determine benefit obligation:
Discount rate	2.44%	3.08%	4.21%	2.55%	3.00%	4.26%
Rate of compensation increase	5.70%	4.90%	5.00%	5.70%	4.90%	5.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.00%	4.07%	3.89%	3.23%	4.30%	3.72%
Expected long-term return on plan assets	5.75%	6.00%	6.15%	—%	—%	—%
Rate of compensation increase	5.70%	4.90%	4.80%	5.70%	4.90%	5.00%

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
Assumed Health Care Cost Trend
The following summarizes the assumed health care cost trend rates.

	December 31,
	2020	2019	2018
Health care cost trend rate assumed for the following year:
Medical: Pre-65	6.00%	6.20%	6.80%
Prescription drugs	7.00%	8.10%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate):
Medical: Pre-65	4.50%	4.50%	4.50%
Prescription drugs	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate:
Medical: Pre-65	2028	2027	2027
Prescription drugs	2028	2027	2027
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
The investment goals are implemented to manage the plans’ funded status volatility and minimize future cash contributions. The asset allocation strategy will change over time in response to changes primarily in funded status, which is dictated by current and anticipated market conditions, the independent actions of our investment committee, required cash flows to and from the plans and other factors deemed appropriate. Such changes in asset allocation are intended to allocate additional assets to the fixed income asset class should the funded status improve. The fixed income asset class shall be invested in such a manner that its interest rate sensitivity correlates highly with that of the plans’ liabilities. Other asset classes are intended to provide additional return with associated higher levels of risk. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies. At December 31, 2020, the primary plan’s targeted asset allocation was 50 percent equity, private equity, real estate, and timber securities and 50 percent fixed income securities.
Fair Value Measurements
Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset category at December 31, 2020 and 2019.
Cash and cash equivalents
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
The following tables present the fair values of our defined benefit pension plans’ assets, by level within the fair value hierarchy, as of December 31, 2020 and 2019.

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$23	$—	$23
Equity:
Common stocks	51	3	—	54
Mutual funds	353	—	—	353
Pooled funds	—	794	—	794
Fixed income:
Corporate	—	746	—	746
Government	327	128	—	455
Pooled funds	—	131	—	131
Private equity	—	—	23	23
Real estate	—	—	20	20
Other	—	3	19	22
Total investments, at fair value	$731	$1,828	$62	$2,621

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$22	$—	$22
Equity:
Common stocks	125	135	—	260
Mutual funds	188	—	—	188
Pooled funds	—	442	—	442
Fixed income:
Corporate	160	815	—	975
Government	113	217	—	330
Pooled funds	—	229	—	229
Private equity	—	—	30	30
Real estate	—	—	24	24
Other	58	(46)	19	31
Total investments, at fair value	$644	$1,814	$73	$2,531

The following is a reconciliation of the beginning and ending balances recorded for plan assets classified as Level 3 in the fair value hierarchy:

	2020
(In millions)	Private Equity	Real Estate	Other
Beginning balance	$30	$24	$19
Actual return on plan assets:
Realized	6	1	—
Unrealized	(4)	(3)	—
Purchases	—	1	—
Sales	(9)	(3)	—
Ending balance	$23	$20	$19

	2019
(In millions)	Private Equity	Real Estate	Other
Beginning balance	$41	$29	$18
Actual return on plan assets:
Realized	5	2	—
Unrealized	(3)	(2)	1
Purchases	1	1	—
Sales	(14)	(6)	—
Ending balance	$30	$24	$19
Cash Flows
Contributions to defined benefit plans
Our funding policy with respect to the funded pension plans is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional, discretionary, amounts from time to time as determined appropriate by management. In 2020, we made contributions totaling $3 million to our funded pension plans. For 2021, we have $65 million of required funding, but we may also make voluntary contributions to our funded pension plans at our discretion. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are estimated to be approximately $82 million and $52 million, respectively, in 2021.
Estimated future benefit payments
The following gross benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated.

(In millions)	Pension Benefits	Other Benefits
2021	$185	$52
2022	189	52
2023	194	52
2024	206	52
2025	212	53
2026 through 2030	1,172	280
Contributions to defined contribution plan
We also contribute to a defined contribution plan for eligible employees. Contributions to this plan totaled $180 million, $181 million and $118 million in 2020, 2019 and 2018, respectively.
Multiemployer Pension Plan
We contribute to one multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers some of our union-represented employees. The risks of participating in this multiemployer plan are different from single-employer plans in the following aspects:
•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If we choose to stop participating in the multiemployer plan, we may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Our participation in this plan for 2020, 2019 and 2018 is outlined in the table below. The “EIN” column provides the Employee Identification Number for the plan. The most recent Pension Protection Act zone status available in 2020 and 2019 is for the plan’s year ended December 31, 2019 and December 31, 2018, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates a financial improvement plan or a rehabilitation plan has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. There have been no significant changes that affect the comparability of 2020, 2019 and 2018 contributions. Our portion of the contributions does not make up more than five percent of total contributions to the plan.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	MPC Contributions (In millions)			Surcharge Imposed	Expiration Date of Collective – Bargaining Agreement
Pension Fund	EIN	2020	2019		2020	2019	2018
Central States, Southeast and Southwest Areas Pension Plan(a)	366044243	Red	Red	Implemented	$5	$4	$4	No	January 31, 2024
(a)This agreement has a minimum contribution requirement of $338 per week per employee for 2021. A total of 275 employees participated in the plan as of December 31, 2020.
Multiemployer Health and Welfare Plan
We contribute to one multiemployer health and welfare plan that covers both active employees and retirees. Through the health and welfare plan employees receive medical, dental, vision, prescription and disability coverage. Our contributions to this plan totaled $7 million, $6 million and $6 million for 2020, 2019 and 2018, respectively.

27.    STOCK-BASED COMPENSATION
Description of the Plans
Effective April 26, 2012, our employees and non-employee directors became eligible to receive equity awards under the Amended and Restated Marathon Petroleum Corporation 2012 Incentive Compensation Plan (“MPC 2012 Plan”). The MPC 2012 Plan authorizes the Compensation and Organization Development Committee of our board of directors (“Committee”) to grant non-qualified or incentive stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards and performance awards to our employees and non-employee directors. Under the MPC 2012 Plan, no more than 50 million shares of our common stock may be delivered and no more than 20 million shares of our common stock may be the subject of awards that are not stock options or stock appreciation rights. In the sole discretion of the Committee, 20 million shares of our common stock may be granted as incentive stock options. Shares issued as a result of awards granted under these plans are funded through the issuance of new MPC common shares.
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
Stock Options
We grant stock options to certain officer and non-officer employees. All of the stock options granted in 2020 were granted under the MPC 2012 Plan. Stock options awarded under the MPC 2011 Plan and the MPC 2012 Plan represent the right to purchase shares of our common stock at its fair market value, which is the closing price of MPC’s common stock on the date of grant. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of three years. We use the Black Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.
Restricted Stock and Restricted Stock Units
We grant restricted stock and restricted stock units to employees and non-employee directors. In general, restricted stock and restricted stock units granted to employees vest over a requisite service period of three years. Restricted stock and restricted stock unit awards granted to officers are subject to an additional one year holding period after the three-year vesting period. Restricted stock recipients have the right to vote such stock; however, dividends are accrued and when vested are payable at the dates specified in the awards. The non-vested shares are not transferable and are held by our transfer agent. The fair values of restricted stock are equal to the market price of our common stock on the grant date. Restricted stock units granted to non-employee directors are considered to vest immediately at the time of the grant for accounting purposes, as they are non-forfeitable, but are not issued until the director’s departure from the board of directors. Restricted stock unit recipients do not have the right to vote any shares of stock and accrue dividend equivalents which when vested are payable at the dates specified in the awards.

Performance Units
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
Total Stock-Based Compensation Expense
The following table reflects activity related to our stock-based compensation arrangements, including the converted awards related to the acquisition of Andeavor:

(In millions)	2020	2019	2018
Stock-based compensation expense	$100	$153	$127
Tax benefit recognized on stock-based compensation expense	25	35	31
Cash received by MPC upon exercise of stock option awards	11	10	24
Tax (expense)/benefit received for tax deductions for stock awards exercised	16	(3)	14
Stock Option Awards
The Black Scholes option-pricing model values used to value stock option awards granted were determined based on the following weighted average assumptions:

	2020	2019	2018
Weighted average exercise price per share	$28.78	$61.92	$67.71
Expected life in years	5.9	6.0	6.2
Expected volatility	39%	32%	34%
Expected dividend yield	4.7%	3.4%	3.0%
Risk-free interest rate	0.6%	2.4%	2.7%
Weighted average grant date fair value of stock option awards granted	$7.40	$13.65	$17.21
The expected life of stock options granted is based on historical data and represents the period of time that options granted are expected to be held prior to exercise. The 2020 assumption for expected volatility of our stock price reflects a weighting of 50 percent of our common stock implied volatility and 50 percent of our common stock historical volatility. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following is a summary of our common stock option activity in 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	10,018,367	$42.55
Granted	2,770,139	28.78
Exercised	(1,016,593)	14.15
Forfeited or expired	(472,132)	37.77
Outstanding at December 31, 2020	11,299,781	41.95
Vested and expected to vest at December 31, 2020	11,243,905	29.28	5.2	$76
Exercisable at December 31, 2020	7,641,774	42.61	3.6	42
The intrinsic value of options exercised by MPC employees during 2020, 2019 and 2018 was $25 million, $23 million and $44 million, respectively.
As of December 31, 2020, unrecognized compensation cost related to stock option awards was $15 million, which is expected to be recognized over a weighted average period of 1.8 years.
Restricted Stock and Restricted Stock Unit Awards
The following is a summary of restricted stock award activity of our common stock in 2020:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	1,349,798	$62.20	1,481,746	$82.39
Granted	2,463	56.49	3,076,347	22.82
Vested	(646,358)	61.58	(823,111)	77.01
Forfeited	(125,924)	62.11	(410,658)	27.76
Unvested at December 31, 2020	579,979	62.89	3,324,324	35.34
The following is a summary of the values related to restricted stock and restricted stock unit awards held by MPC employees and non-employee directors:

	Restricted Stock		Restricted Stock Units
	Intrinsic Value of Awards Vested During the Period (in millions)	Weighted Average Grant Date Fair Value of Awards Granted During the Period	Intrinsic Value of Awards Vested During the Period (in millions)	Weighted Average Grant Date Fair Value of Awards Granted During the Period
2020	$18	$56.49	$59	$22.82
2019	32	61.14	120	58.30
2018	49	71.19	39	72.43
As of December 31, 2020, unrecognized compensation cost related to restricted stock awards was $19 million, which is expected to be recognized over a weighted average period of 1.0 year. Unrecognized compensation cost related to restricted stock unit awards was $43 million, which is expected to be recognized over a weighted average period of 1.76 years.

Performance Unit Awards
The following table presents a summary of the 2020 activity for performance unit awards to be settled in shares:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	11,199,500	$0.80
Granted	3,360,000	0.89
Vested	(3,490,750)	0.89
Forfeited	(58,713)	0.75
Unvested at December 31, 2020	11,010,037	0.80
The number of shares that would be issued upon target vesting, using the closing price of our common stock on December 31, 2020 would be 320,661 shares.
As of December 31, 2020, unrecognized compensation cost related to equity-classified performance unit awards was $2 million, which is expected to be recognized over a weighted average period of 1.94 years.
Performance units to be settled in MPC shares have a grant date fair value calculated using a Monte Carlo valuation model, which requires the input of subjective assumptions. The following table provides a summary of these assumptions:

	2020	2019	2018
Risk-free interest rate	0.9%	2.5%	2.3%
Look-back period (in years)	2.8	2.8	2.8
Expected volatility	30.4%	29.7%	34.0%
Grant date fair value of performance units granted	$0.89	$0.72	$0.83
The risk-free interest rate for the remaining performance period as of the grant date is based on the U.S. Treasury yield curve in effect at the time of the grant. The look-back period reflects the remaining performance period at the grant date. The assumption for the expected volatility of our stock price reflects the average MPC common stock historical volatility.
MPLX Awards
Compensation expense for awards of MPLX units are not material to our consolidated financial statements for 2020.

28.    LEASES
Lessee
We lease a wide variety of facilities and equipment including land and building space, office and field equipment, storage facilities and transportation equipment. Our remaining lease terms range from less than one year to 58 years. Most long-term leases include renewal options ranging from less than one year to 49 years and, in certain leases, also include purchase options. The lease term included in the measurement of right of use assets and lease liabilities includes options to extend or terminate our leases that we are reasonably certain to exercise.

Under ASC 842, the components of lease cost are shown below. Lease costs for operating leases are recognized on a straight line basis and are reflected in the income statement based on the leased asset’s use. Lease costs for finance leases are reflected in depreciation and amortization and in net interest and other financial costs.

(In millions)	2020	2019
Finance lease cost:
Amortization of right of use assets	$72	$59
Interest on lease liabilities	35	37
Operating lease cost	658	660
Variable lease cost	60	68
Short-term lease cost	631	735
Total lease cost	$1,456	$1,559
Supplemental balance sheet data related to leases were as follows:

	December 31,
(In millions)	2020	2019
Operating leases
Assets
Right of use assets	$1,521	$1,806
Liabilities
Operating lease liabilities	$497	$514
Long-term operating lease liabilities	1,014	1,300
Total operating lease liabilities	$1,511	$1,814

Weighted average remaining lease term (in years)	4.8	5.1
Weighted average discount rate	3.68%	3.91%

Finance leases
Assets
Property, plant and equipment, gross	$819	$740
Less accumulated depreciation	272	215
Property, plant and equipment, net	$547	$525
Liabilities
Debt due within one year	$69	$56
Long-term debt	576	537
Total finance lease liabilities	$645	$593

Weighted average remaining lease term (in years)	10.7	11.6
Weighted average discount rate	5.33%	6.63%

As of December 31, 2020, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(In millions)	Operating	Finance
2021	$544	$91
2022	373	99
2023	243	101
2024	170	84
2025	111	76
2026 and thereafter	224	402
Gross lease payments	1,665	853
Less: imputed interest	154	208
Total lease liabilities	$1,511	$645
Lessor
MPLX has certain natural gas gathering, transportation and processing agreements in which it is considered to be the lessor under several operating lease arrangements in accordance with GAAP. MPLX’s primary natural gas lease operations relate to a natural gas gathering agreement in the Marcellus Shale for which it earns a fixed-fee for providing gathering services to a single producer using a dedicated gathering system. As the gathering system is expanded, the fixed-fee charged to the producer is adjusted to include the additional gathering assets in the lease. The primary term of the natural gas gathering arrangement expires in 2038 and will continue thereafter on a year-to-year basis until terminated by either party. Other significant natural gas implicit leases relate to a natural gas processing agreement in the Marcellus Shale and a natural gas processing agreement in the Southern Appalachia region for which MPLX earns minimum monthly fees for providing processing services to a single producer using a dedicated processing plant. The primary term of these natural gas processing agreements expires during 2027 and 2023, respectively, and will continue thereafter on a year-to-year basis until terminated by either party.
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
Our revenue from implicit lease arrangements, excluding executory costs, totaled approximately $273 million and $254 million in 2020 and 2019, respectively. Under ASC 840, our revenue from implicit lease arrangements, excluding executory costs, totaled approximately $221 million in 2018. The following is a schedule of minimum future rentals on the non‑cancellable operating leases as of December 31, 2020:

(In millions)
2021	$186
2022	181
2023	178
2024	174
2025	142
2026 and thereafter	999
Total minimum future rentals	$1,860

The following schedule summarizes our investment in assets held for operating lease by major classes as of December 31, 2020 and 2019:

	December 31,
(In millions)	2020	2019
Gathering and transportation	$990	$980
Processing and fractionation	867	855
Terminals	128	83
Land, building and other	15	17
Property, plant and equipment	2,000	1,935
Less accumulated depreciation	430	327
Total property, plant and equipment, net	$1,570	$1,608

29.    COMMITMENTS AND CONTINGENCIES
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
At December 31, 2020 and 2019, accrued liabilities for remediation totaled $397 million and $396 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $7 million and $9 million at December 31, 2020 and 2019, respectively.
Governmental and other entities in various states have filed lawsuits against energy companies, including MPC. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. We are currently subject to such proceedings in federal or state courts in California, Delaware, Maryland, Hawaii, Rhode Island and South Carolina. Similar lawsuits may be filed in other jurisdictions. At this early stage, the ultimate outcome of these matters remain uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Asset Retirement Obligations
Our short-term asset retirement obligations were $14 million and $20 million at December 31, 2020 and 2019, respectively, which are included in other current liabilities in our consolidated balance sheets. Our long-term asset retirement obligations were $183 million and $184 million at December 31, 2020 and 2019, respectively, which are included in deferred credits and other liabilities in our consolidated balance sheets.

Other Legal Proceedings
In early July 2020, MPLX received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline (“THPP”), which crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. MPLX appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue. On December 15, the Regional Director of the BIA issued a new trespass notice to THPP consistent with the Assistant Secretary of Indian Affairs order vacating the prior trespass order. The new order found that THPP was in trespass and assessed trespass damages of approximately $4 million (including interest), which has been paid. The order also required THPP to immediately cease and desist use of the portion of the pipeline that crosses the property at issue. THPP has complied with the Regional Director’s December 15, 2020 notice. On February 12, 2021, landowners filed suit in the U.S. District Court for the District of North Dakota, requesting, among other things, that decisions by the Assistant Secretary - Indian Affairs and the Interior Board of Indian Appeals be vacated as to the award of damages to plaintiffs.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of December 31, 2020.
Dakota Access Pipeline
In connection with MPLX’s approximate 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL, MPLX entered into a Contingent Equity Contribution Agreement. MPLX, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system.
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

On July 6, 2020, the D.D.C. ordered vacatur of the easement to cross Lake Oahe during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps appealed the D.D.C.’s orders to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals issued an administrative stay while the court considered Dakota Access and the Army Corps’ emergency motion for stay pending appeal. On August 5, 2020, the Court of Appeals stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. The Court of Appeals denied a stay of the D.D.C.’s March order, which required the EIS, and further denied a stay of the D.D.C.’s July order, which vacated the easement. On January 26, 2021, the Court of Appeals upheld the D.D.C.’s order vacating the easement while the Army Corps prepares the EIS. The Court of Appeals reversed the D.D.C.’s order to the extent it directed that the pipeline be shutdown and emptied of oil. In the D.D.C., briefing has been completed for a renewed request for an injunction. The pipeline remains operational.
If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. It is expected that MPLX would contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2020, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.
Crowley Ocean Partners and Crowley Blue Water Partners
In connection with our 50 percent ownership in Crowley Ocean Partners, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of December 31, 2020, our maximum potential undiscounted payments under this agreement for debt principal totaled $119 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of December 31, 2020, our maximum potential undiscounted payments under this arrangement was $115 million.
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
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $99 million as of December 31, 2020, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual Commitments and Contingencies
At December 31, 2020 and 2019, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $1.7 billion and $1.6 billion, respectively.
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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
As a result of the agreement to sell Speedway, Speedway’s results are reported separately as discontinued operations in our consolidated statements of income for all periods presented.
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
In accordance with ASC 205, Discontinued Operations, intersegment sales from our Refining & Marketing segment to Speedway are no longer eliminated as intercompany transactions and are now presented within sales and other operating revenue, since we will continue to supply fuel to Speedway subsequent to the sale to 7-Eleven. All periods presented have been retrospectively adjusted to reflect this change.

	2020
	Quarter Ended
(In millions, except per share data)	March 31	June 30	September 30	December 31
Sales and other operating revenues	$22,204	$12,195	$17,408	$17,972
Income (loss) from continuing operations	(12,155)	575	(1,057)	390
Income (loss) from continuing operations, net of tax	(10,536)	84	(980)	250
Net income (loss)	(10,218)	276	(609)	574
Net income (loss) attributable to MPC	(9,234)	9	(886)	285
Income (loss) from continuing operations per share(a):
Basic	$(14.74)	$(0.28)	$(1.93)	$(0.06)
Diluted	(14.74)	(0.28)	(1.93)	(0.06)

	2019
	Quarter Ended
(In millions, except per share data)	March 31	June 30	September 30	December 31
Sales and other operating revenues	$25,349	$30,239	$27,552	$28,008
Income from continuing operations	526	1,698	1,680	558
Income from continuing operations, net of tax	150	1,109	1,113	77
Net income	259	1,367	1,367	262
Net income (loss) attributable to MPC	(7)	1,106	1,095	443
Income (loss) from continuing operations per share(a):
Basic	$(0.17)	$1.28	$1.28	$0.40
Diluted	(0.17)	1.27	1.27	0.40
(a)The sum of the per-share amounts for the four quarters may not always equal the annual per-share amounts due to differences in the average number of shares outstanding during the respective periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 24, 2021, we provided notice to terminate our $1.0 billion 364-day revolving credit agreement (the “April 2020 MPC 364-Day Credit Agreement”), dated as of April 27, 2020, by and among MPC, as borrower, the banks party thereto and JPMorgan Chase Bank, N.A. as administrative agent, which was scheduled to expire on April 26, 2021. The material terms and conditions of the April 2020 MPC 364-Day Credit Agreement were described in our Current Report on Form 8-K filed on April 27, 2020 (the “Credit Agreement Form 8-K”) which description is incorporated by reference herein. That description is also qualified by reference to the full text of the April 2020 MPC 364-Day Credit Agreement, which is filed as Exhibit 10.1 to the Credit Agreement Form 8-K. There were no borrowings under the credit facility established under the April 2020 MPC 364-Day Credit Agreement, and we determined that the incremental borrowing capacity provided by the New MPC 364-Day Credit Agreement was no longer necessary.
Certain parties to the New MPC 364-Day Revolving Credit Agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us and our affiliates, for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Information concerning our directors is incorporated by reference to “Corporate Governance—Proposal 1. Election of Directors” in our Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2020 (the “Proxy Statement”).
Our Code of Business Conduct, which applies to all of our directors, officers and employees, defines our expectations for ethical decision-making, accountability and responsibility. Our Code of Ethics for Senior Financial Officers, which is specifically applicable to our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Senior Vice President and Controller, Vice President, Finance and Treasurer, and other leaders performing similar roles, affirms the principle that the honesty, integrity and sound judgment of our senior executives with responsibility for preparation and certification of our financial statements is essential to the proper functioning and success of our company. These codes are available on our website at www.marathonpetroleum.com/Investors/Corporate-Governance/. We will post on our website any amendments to, or waivers from, either of these codes requiring disclosure under applicable rules within four business days following the amendment or waiver.
The other information required by this Item is incorporated by reference to “Corporate Governance—Board Leadership and Function—Board Committees” in our Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference to “Executive Compensation,” “Executive Compensation—Executive Compensation Tables” and “Corporate Governance—Director Compensation” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management required by this Item is incorporated by reference to “Other Information—Stock Ownership Information” in our Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2020 with respect to shares of our common stock that may be issued under the MPC 2012 Plan, the MPC 2011 Plan and the Andeavor Plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(c)
Equity compensation plans approved by stockholders	14,833,695	$41.95	31,784,613
Equity compensation plan not approved by stockholders	—	—	—
Total	14,833,695	N/A	31,784,613
 (a)     Includes the following:
1)    11,299,781 stock options granted pursuant to the MPC 2012 Plan and the MPC 2011 Plan and not forfeited, cancelled or expired as of December 31, 2020.
2)    2,892,592 restricted stock units granted pursuant to the MPC 2012 Plan and the MPC 2011 Plan for shares unissued and not forfeited, cancelled or expired as of December 31, 2020. The amounts in column (a) do not include (i) 709,416 restricted stock units granted under the Andeavor Plans and not forfeited, cancelled or expired as of December 31, 2020, or (ii) 598,767 shares of restricted stock outstanding as of December 31, 2020.
3)    641,322 shares as the maximum potential number of shares that could be issued in settlement of performance units outstanding as of December 31, 2020 pursuant to the MPC 2012 Plan, based on the closing price of our common stock on December 31, 2020 of $41.36 per share. The number of shares reported for this award vehicle may overstate dilution. See Note 27 for more information on performance unit awards granted under the MPC 2012 Plan.
(b)Restricted stock, restricted stock units and performance units are not taken into account in the weighted-average exercise price as such awards have no exercise price.
(c)Reflects the shares available for issuance pursuant to the MPC 2012 Plan. All granting authority under the MPC 2011 Plan was revoked following the approval of the MPC 2012 Plan by shareholders on April 25, 2012, and all granting power under the Andeavor Plans was revoked at the time of the Andeavor Merger. No more than 12,112,418 of the shares reported in this column may be issued for awards other than stock options or stock appreciation rights. The number of shares reported in this column assumes 641,322 as the maximum potential number of shares that could be issued pursuant to the MPC 2012 Plan in settlement of performance units outstanding as of December 31, 2020, based on the closing price of our common stock on December 31, 2020, of $41.36 per share. The number of shares assumed for this award vehicle may understate the number of shares available for issuance pursuant to the MPC 2012 Plan. See Note 27 for more information on performance unit awards granted pursuant to the MPC 2012 Plan. Shares related to grants made pursuant to the MPC 2012 Plan that are forfeited, cancelled or expire unexercised become immediately available for issuance under the MPC 2012 Plan.
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
3.    Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1 †	Separation and Distribution Agreement, dated as of May 25, 2011, among Marathon Oil Corporation, Marathon Oil Company and Marathon Petroleum Corporation	10	2.1	5/26/2011	001-35054
2.2 †	Agreement and Plan of Merger, dated as of April 29, 2018, by and among Marathon Petroleum Corporation, Andeavor, Mahi Inc. and Mahi LLC	8-K	2.1	4/30/2018	001-35054
2.3	Amendment to Agreement and Plan of Merger, dated as of July 3, 2018, by and among Andeavor, Marathon Petroleum Corporation, Mahi Inc. and Mahi LLC	S-4/A	2.2	7/5/2018	333-225244
2.4	Second Amendment to Agreement and Plan of Merger, dated as of September 18, 2018, by and among Andeavor, Marathon Petroleum Corporation, Mahi Inc. and Mahi LLC	8-K	2.1	9/18/2018	001-35054
2.5 †	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC	8-K	2.1	5/8/2019	001-35054
2.6 †	Purchase and Sale Agreement, dated as of August 2, 2020, by and between MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.	8-K	2.1	8/3/2020	001-35054
2.7	Amendment to Purchase and Sale Agreement, dated as of October 16, 2020, by and among MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.					X
3	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated October 1, 2018	8-K	3.2	10/1/2018	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated as of February 27, 2019	10-K	3.2	2/28/2019	001-35054
4	Instruments Defining the Rights of Security Holders, Including Indentures, and Description of Registrant’s Securities
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10 percent of the total consolidated assets of the Registrant. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
4.1	Indenture, dated as of February 1, 2011, between Marathon Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	10	4.1	3/29/2011	001-35054

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
4.2	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.3	Description of Securities					X
10	Material Contracts
10.1	Receivables Purchase Agreement, dated as of December 18, 2013, by and among MPC Trade Receivables Company LLC, Marathon Petroleum Company LP, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent and sole lead arranger, certain committed purchasers and conduit purchasers that are parties thereto from time to time and certain other parties thereto from time to time as managing agents and letter of credit issuers	8-K	10.1	12/23/2013	001-35054
10.2	Second Amended and Restated Receivables Sale Agreement, dated as of December 18, 2013, by and between Marathon Petroleum Company LP and MPC Trade Receivables Company LLC	8-K	10.2	12/23/2013	001-35054
10.3	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35054
10.4 *	Marathon Petroleum Corporation Second Amended and Restated 2011 Incentive Compensation Plan	S-3	4.3	12/7/2011	333-175286
10.5 *	Marathon Petroleum Corporation Policy for Recoupment of Annual Cash Bonus Amounts	10-K	10.10	2/29/2012	001-35054
10.6 *	Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors	10-K	10.13	2/28/2013	001-35054
10.7 *	Marathon Petroleum Amended and Restated Excess Benefit Plan	10-K	10.14	2/24/2017	001-35054
10.8 *	Marathon Petroleum Amended and Restated Deferred Compensation Plan	10-K	10.13	2/29/2012	001-35054
10.9 *	Marathon Petroleum Corporation Executive Tax, Estate, and Financial Planning Program	10-K	10.14	2/29/2012	001-35054
10.10 *	Speedway Excess Benefit Plan	10-K	10.15	2/29/2012	001-35054
10.11 *	Speedway Deferred Compensation Plan	10-K	10.16	2/29/2012	001-35054
10.12 *	Form of Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan Nonqualified Stock Option Award Agreement – Section 16 Officer	8-K	10.6	7/7/2011	001-35054
10.13 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Nonqualified Stock Option Award Agreement – Section 16 Officer	8-K	10.2	12/7/2011	001-35054
10.14 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Unit Award Agreement – Non-Employee Director	10-K	10.22	2/29/2012	001-35054
10.15 *	Marathon Petroleum Corporation Amended and Restated Executive Change in Control Severance Benefits Plan	10-K	10.21	2/28/2018	001-35054
10.16 *	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement – Officer	10-Q	10.4	5/9/2012	001-35054
10.17 *	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement – Officer	10-Q	10.5	5/9/2012	001-35054

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.18 *	MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.32	2/28/2013	001-35054
10.19 *	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement – Officer	10-Q	10.2	5/9/2013	001-35054
10.20 *	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement – Officer	10-Q	10.3	5/9/2013	001-35054
10.21 *	MPLX LP – Form of MPC Officer Phantom Unit Award Agreement	10-Q	10.4	5/9/2013	001-35054
10.22 *	First Amendment to the Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan	10-Q	10.1	8/3/2015	001-35054
10.23	First Amendment to Receivables Purchase Agreement, dated July 20, 2016, by and among MPC Trade Receivables Company LLC, Marathon Petroleum Company LP, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent and sole lead arranger, certain committed purchasers and conduit purchasers that are parties thereto from time to time and certain other parties thereto from time to time as managing agents and letter of credit issuers	8-K	10.3	7/26/2016	001-35054
10.24 *	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement - Officer	10-Q	10.2	5/2/2016	001-35054
10.25 *	Form of Marathon Petroleum Corporation Nonqualified Stock Option Award Agreement - Officer	10-Q	10.3	5/2/2016	001-35054
10.26 *	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.5	5/2/2016	001-35054
10.27 *	MPLX LP Executive Change in Control Severance Benefits Plan	10-Q	10.4	10/30/2017	001-35054
10.28 *	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.29 *	Form of Marathon Petroleum Corporation Restricted Stock Award Agreement - Officer	10-Q	10.4	4/30/2018	001-35054
10.30 *	Form of MPLX LP Performance Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.5	4/30/2018	001-35054
10.31 *	Form of MPLX LP Phantom Unit Award Agreement - Marathon Petroleum Corporation Officer	10-Q	10.6	4/30/2018	001-35054
10.32 *	Form of MPLX LP Performance Unit Award Agreement	10-Q	10.7	4/30/2018	001-35054
10.33 *	Form of MPLX LP Phantom Unit Award Agreement - Officer	10-Q	10.8	4/30/2018	001-35054
10.34 *	Form of MPLX LP Phantom Unit Award Agreement - Officer - Three Year Cliff Vesting	10-Q	10.9	4/30/2018	001-35054
10.35
Five Year Revolving Credit Agreement, dated as of August 28, 2018, among MPC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Barclays Bank PLC, Citibank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizuho Bank, Ltd., MUFG Bank, Ltd. and RBC Capital Markets, as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citibank N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., and Royal Bank of Canada, as documentation agents, and the other lenders and issuing banks that are parties thereto
		8-K	10.1	8/31/2018	001-35054

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.36 *	Andeavor 2011 Long-Term Incentive Plan (as amended and restated)	10-K	10.68	2/21/2018	001-03473 (Andeavor)
10.37 *	Form of Executive Officer Synergy Incentive Award Agreement	8-K	10.1	1/30/2019	001-35054
10.38 *	Form of Chief Executive Officer Synergy Incentive Award Agreement	8-K	10.2	1/30/2019	001-35054
10.39 *	Andeavor 2018 Performance Share Award Grant Letter	8-K	10.1	2/20/2018	001-03473 (Andeavor)
10.40 *	Andeavor Performance Share Awards Granted in 2018 Summary of Key Provisions	8-K	10.2	2/20/2018	001-03473 (Andeavor)
10.41 *	Andeavor 2018 Market Stock Unit Award Grant Letter	8-K	10.3	2/20/2018	001-03473 (Andeavor)
10.42 *	Andeavor Market Stock Unit Awards Granted in 2018 Summary of Key Provisions	8-K	10.4	2/20/2018	001-03473 (Andeavor)
10.43 *	Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated January 1, 2019	10-K	10.75	2/28/2019	001-35054
10.44 *	Conversion Notice for Andeavor Awards	10-K	10.76	2/28/2019	001-35054
10.45	First Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of January 30, 2019, among Andeavor LLC, Marathon Petroleum Company LP, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics LP and Tesoro Logistics GP, LLC	10-K	10.77	2/28/2019	001-35054
10.46	Fourth Amended and Restated Omnibus Agreement, dated as of October 30, 2017, among Andeavor, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Tesoro Logistics LP and Tesoro Logistics GP, LLC	8-K	10.2	10/31/2017	001-35143 (ANDX)
10.47	Third Amended and Restated Schedules to Fourth Amended and Restated Omnibus Agreement, effective August 6, 2018, by and among Andeavor, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics LP and Tesoro Logistics GP, LLC	10-Q	10.2	11/7/2018	001-35143 (ANDX)
10.48 *	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.86	2/28/2019	001-35054
10.49 *	Amended and Restated Marathon Petroleum Corporation 2012 Incentive Compensation Plan	10-K	10.87	2/28/2019	001-35054
10.50 *	First Amendment to the Amended and Restated Marathon Petroleum Corporation 2012 Incentive Compensation Plan	10-K	10.84	2/28/2020	001-35054
10.51	Cooperation Agreement, dated as of December 15, 2019, by and among Marathon Petroleum Corporation, MPLX LP, Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc.	8-K	10.1	12/16/2019	001-35054
10.52 *	Restricted Stock Award Agreement - Officer	10-Q	10.1	5/9/2019	001-35054
10.53 *	Nonqualified Stock Option Award Agreement - Officer	10-Q	10.2	5/9/2019	001-35054
10.54 *	Performance Unit Award Agreement 2019 - 2021 Performance Cycle	10-Q	10.3	5/9/2019	001-35054

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.55	Second Amendment to Receivables Purchase Agreement, dated July 19, 2019, by and among MPC Trade Receivables Company LLC, as seller, Marathon Petroleum Company LP, as servicer, MUFG Bank, Ltd., as administrative agent, certain committed purchasers and conduit purchasers that are parties thereto from time to time and certain other parties thereto from time to time as managing agents and letter of credit issuers	8-K	10.1	7/25/2019	001-35054
10.56	Omnibus Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, Receivables Purchase Agreement and Performance Undertaking, dated as of October 1, 2020, by and among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPC Trade Receivables Company LLC, Marathon Petroleum Trading Canada LLC, MUFG Bank, Ltd., as the administrative agent, certain committed purchasers and conduit purchasers that are parties thereto from time to time and certain other parties thereto from time to time as managing agents and letter of credit issuers	10-Q	10.3	11/6/2020	001-35054
10.57
Amended and Restated Credit Agreement, dated as of July 26, 2019, by and among MPLX LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, each of Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citigroup Global Markets Inc., Mizuho Bank, Ltd., MUFG Bank, Ltd. and Royal Bank of Canada, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citigroup Global Markets Inc., Mizuho Bank, Ltd., MUFG Bank, Ltd. and Royal Bank of Canada, as documentation agents, and the other lenders and issuing banks that are parties thereto
		8-K	10.2	8/1/2019	001-35054
10.58	Waiver and Second Amendment to Fourth Amended and Restated Omnibus Agreement, dated as of July 29, 2019, by and among MPC, Andeavor Logistics LP, Tesoro Logistics GP, LLC, Tesoro Refining & Marketing Company LLC, Tesoro Companies, Inc., Tesoro Alaska Company LLC, Andeavor Logistics GP LLC and Marathon Petroleum Company LP	8-K	10.3	8/1/2019	001-35054
10.59 *	Form of 2020 Officer RSU Award Agreement	10-Q	10.2	5/7/2020	001-35054
10.60 *	Form of 2020 Officer Stock Option Award Agreement	10-Q	10.3	5/7/2020	001-35054
10.61 *	Form of 2020 Officer Performance Unit Award Agreement 2020 - 2022 Performance Cycle	10-Q	10.4	5/7/2020	001-35054
10.62 *	Form of 2020 MPLX LP Phantom Unit Award Agreement - MPC Officer	10-Q	10.5	5/7/2020	001-35054
10.63 *	Form of MPLX LP Performance Unit Award Agreement 2020-2022 Performance Cycle - MPC Officer	10-Q	10.6	5/7/2020	001-35054

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.64
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
		8-K	10.1	9/28/2020	001-35054
10.65 *	Chief Executive Officer RSU Award Agreement	10-Q	10.2	11/6/2020	001-35054
10.66 *	Letter Agreement with Timothy T. Griffith, dated November 13, 2020	8-K	10.1	11/18/2020	001-35054
10.67	Aircraft Time Sharing Agreement, dated as of December 29, 2020, by and between Marathon Petroleum Company LP and Michael J. Hennigan					X
10.68	364-Day Revolving Credit Agreement, dated as of April 27, 2020, by and among Marathon Petroleum Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of JPMorgan Chase Bank, N.A., Citibank, N.A.(“Citi”), Mizuho Bank, Ltd. (“Mizuho”), Barclays Bank PLC, MUFG Union Bank, N.A., Royal Bank of Canada and TD Securities (USA) LLC, as joint lead arrangers and bookrunners, Citi and Mizuho, as syndication agents, and the other agents and lenders that are parties thereto	8-K	10.1	4/27/2020	001-35054
10.69 *	Form of 2021 MPC Officer RSU Award Agreement					X
10.70 *	Form of 2021 MPC Performance Share Unit Award Agreement 2021 - 2023 Performance Cycle					X
10.71 *	Form of 2021 MPLX LP Phantom Unit Award Agreement - MPC Officer					X
10.72 *	2021 Marathon Petroleum Annual Cash Bonus Program					X
10.73 *	Marathon Petroleum Executive Deferred Compensation Plan, effective January 1, 2021					X
10.74 *	Marathon Petroleum Executive Deferred Compensation Plan Adoption Agreement, effective January 1, 2021					X
10.75 *	Form of 2021 MPC Restricted Stock Unit Award – Broad-Based Employees					X
10.76 *	Form of 2021 MPC Performance Share Unit Award Agreement – 2021-2023 Performance Cycle – Broad-Based Employees					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of Marathon Petroleum Corporation					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

February 26, 2021	MARATHON PETROLEUM CORPORATION

By: /s/ John J. Quaid

John J. Quaid Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 26, 2021 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Michael J. Hennigan	Director, President and Chief Executive Officer (principal executive officer)
Michael J. Hennigan

/s/ Maryann T. Mannen	Executive Vice President and Chief Financial Officer (principal financial officer)
Maryann T. Mannen

/s/ John J. Quaid	Senior Vice President and Controller (principal accounting officer)
John J. Quaid

*	Director
Abdulaziz F. Alkhayyal

*	Director
Evan Bayh

*	Director
Charles E. Bunch

*	Director
Jonathan Z. Cohen

*	Director
Steven A. Davis

*	Director
Edward G. Galante

*	Director
James E. Rohr

*	Director
Kim K.W. Rucker

*	Director
J. Michael Stice

*	Chairman of the Board
John P. Surma

*	Director
Susan Tomasky

* The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the registrant, which is being filed herewith on behalf of such directors and officers.

By: /s/ Michael J. Hennigan	February 26, 2021

Michael J. Hennigan Attorney-in-Fact