Form 10-Q
period 2021-03-31
Marathon Petroleum Corp
filed 2021-05-06
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 652,649,795 shares of Marathon Petroleum Corporation common stock outstanding as of April 30, 2021.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaska North Slope crude oil, an oil index benchmark price
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
CBOB	Conventional Blending for Oxygenate Blending
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	United States Environmental Protection Agency
GAAP	Accounting principles generally accepted in the United States
LA CARB	California Air Resources Board
LA CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
LCM	Lower of cost or market
LIFO	Last in, first out, an inventory costing method
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MEH	Magellan East Houston crude oil, an oil index benchmark price
MMBtu	One million British thermal units, an energy measurement
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
OTC	Over-the-Counter
PP&E	Property, plant and equipment
RIN	Renewable Identification Number
SEC	United States Securities and Exchange Commission
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Revenues and other income:
Sales and other operating revenues	$22,711	$22,204
Income (loss) from equity method investments(a)	91	(1,233)
Net gain on disposal of assets	3	3
Other income	77	23
Total revenues and other income	22,882	20,997
Costs and expenses:
Cost of revenues (excludes items below)	21,084	20,342
LCM inventory valuation adjustment	—	3,185
Impairment expense	—	7,822
Depreciation and amortization	844	863
Selling, general and administrative expenses	575	742
Other taxes	162	198
Total costs and expenses	22,665	33,152
Income (loss) from continuing operations	217	(12,155)
Net interest and other financial costs	353	332
Loss from continuing operations before income taxes	(136)	(12,487)
Provision (benefit) for income taxes on continuing operations	34	(1,951)
Loss from continuing operations, net of tax	(170)	(10,536)
Income from discontinued operations, net of tax	234	318
Net income (loss)	64	(10,218)
Less net income (loss) attributable to:
Redeemable noncontrolling interest	20	20
Noncontrolling interests	286	(1,004)
Net loss attributable to MPC	$(242)	$(9,234)

Per share data (See Note 8)
Basic:
Continuing operations	$(0.73)	$(14.74)
Discontinued operations	0.36	0.49
Net loss per share	$(0.37)	$(14.25)

Weighted average shares outstanding	651	648
Diluted:
Continuing operations	$(0.73)	$(14.74)
Discontinued operations	0.36	0.49
Net loss per share	$(0.37)	$(14.25)

Weighted average shares outstanding	651	648
(a) The three months ended March 31, 2020 includes impairment expense. See Note 5 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2021	2020
Net income (loss)	$64	$(10,218)
Other comprehensive income (loss):
Defined benefit plans:
Actuarial changes, net of tax of $3 and $1, respectively	9	4
Prior service, net of tax of $(3) and $(3), respectively	(8)	(9)
Other, net of tax of $— and $—, respectively	—	(1)
Other comprehensive income (loss)	1	(6)
Comprehensive income (loss)	65	(10,224)
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	20	20
Noncontrolling interests	286	(1,004)
Comprehensive loss attributable to MPC	$(241)	$(9,240)
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions of dollars, except share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$624	$415
Receivables, less allowance for doubtful accounts of $44 and $18, respectively	7,468	5,760
Inventories	8,407	7,999
Other current assets	2,695	2,724
Assets held for sale	11,167	11,389
Total current assets	30,361	28,287
Equity method investments	5,435	5,422
Property, plant and equipment, net	38,491	39,035
Goodwill	8,256	8,256
Right of use assets	1,514	1,521
Other noncurrent assets	2,594	2,637
Total assets	$86,651	$85,158
Liabilities
Current liabilities:
Accounts payable	$9,953	$7,803
Payroll and benefits payable	501	732
Accrued taxes	1,034	1,105
Debt due within one year	1,786	2,854
Operating lease liabilities	475	497
Other current liabilities	744	822
Liabilities held for sale	1,592	1,850
Total current liabilities	16,085	15,663
Long-term debt	30,694	28,730
Deferred income taxes	6,215	6,203
Defined benefit postretirement plan obligations	1,958	2,121
Long-term operating lease liabilities	1,007	1,014
Deferred credits and other liabilities	1,213	1,207
Total liabilities	57,172	54,938
Commitments and contingencies (see Note 22)
Redeemable noncontrolling interest	968	968
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 981 million and 980 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 329 million and 329 million shares	(15,158)	(15,157)
Additional paid-in capital	33,222	33,208
Retained earnings	4,029	4,650
Accumulated other comprehensive loss	(511)	(512)
Total MPC stockholders’ equity	21,592	22,199
Noncontrolling interests	6,919	7,053
Total equity	28,511	29,252
Total liabilities, redeemable noncontrolling interest and equity	$86,651	$85,158
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2021	2020
Operating activities:
Net income (loss)	$64	$(10,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	22	14
Impairment expense	—	7,822
Depreciation and amortization	844	863
LCM inventory valuation adjustment	—	3,185
Pension and other postretirement benefits, net	(158)	55
Deferred income taxes	24	(691)
Net gain on disposal of assets	(3)	(3)
(Income) loss from equity method investments(a)	(91)	1,233
Distributions from equity method investments	142	147
Income from discontinued operations	(234)	(318)
Changes in income tax receivable	54	(1,335)
Changes in the fair value of derivative instruments	(43)	(47)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Current receivables	(1,723)	1,856
Inventories	(408)	(397)
Current accounts payable and accrued liabilities	1,821	(3,375)
Right of use assets and operating lease liabilities, net	5	(6)
All other, net	(51)	(1)
Cash provided by (used in) operating activities - continuing operations	265	(1,216)
Cash provided by operating activities - discontinued operations	189	448
Net cash provided by (used in) operating activities	454	(768)
Investing activities:
Additions to property, plant and equipment	(304)	(951)
Disposal of assets	76	48
Investments – acquisitions and contributions	(51)	(169)
– redemptions, repayments and return of capital	1	77
All other, net	98	10
Cash used in investing activities - continuing operations	(180)	(985)
Cash used in investing activities - discontinued operations	(87)	(103)
Net cash used in investing activities	(267)	(1,088)
Financing activities:
Commercial paper – issued	6,049	—
– repayments	(5,356)	—
Long-term debt – borrowings	6,785	4,250
– repayments	(6,613)	(1,521)
Issuance of common stock	23	4
Dividends paid	(379)	(377)
Distributions to noncontrolling interests	(320)	(320)
Repurchases of noncontrolling interests	(155)	—
All other, net	(18)	(15)
Net cash provided by financing activities	16	2,021
Net change in cash, cash equivalents and restricted cash	$203	$165
(a) The three months ended March 31, 2020 includes impairment expense. See Note 5 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2021	2020
Cash, cash equivalents and restricted cash balances:
Continuing operations - beginning of period	$416	$1,395
Discontinued operations - beginning of period(a)	140	134
Less: Discontinued operations - end of period(a)	134	89
Continuing operations - end of period	$625	$1,605
(a)Reported as assets held for sale on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	980	$10	(329)	$(15,157)	$33,208	$4,650	$(512)	$7,053	$29,252	$968
Net income (loss)	—	—	—	—	—	(242)	—	286	44	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(379)	—	—	(379)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(300)	(300)	(20)
Other comprehensive income	—	—	—	—	—	—	1	—	1	—
Stock based compensation	1	—	—	(1)	18	—	—	—	17	—
Equity transactions of MPLX	—	—	—	—	(4)	—	—	(120)	(124)	—
Balance as of March 31, 2021	981	$10	(329)	$(15,158)	$33,222	$4,029	$(511)	$6,919	$28,511	$968

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	978	$10	(329)	$(15,143)	$33,157	$15,990	$(320)	$8,445	$42,139	$968
Net income (loss)	—	—	—	—	—	(9,234)	—	(1,004)	(10,238)	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(377)	—	—	(377)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(300)	(300)	(20)
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)	—
Stock based compensation	1	—	—	(2)	17	—	—	1	16	—
Equity transactions of MPLX	—	—	—	—	(5)	—	—	(2)	(7)	—
Other	—	—	—	—	—	1	—	—	1	—
Balance as of March 31, 2020	979	$10	(329)	$(15,145)	$33,169	$6,380	$(326)	$7,140	$31,228	$968
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
We are a leading, integrated, downstream energy company headquartered in Findlay, Ohio. We operate the nation's largest refining system. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market and to independent entrepreneurs who operate branded outlets. We also sell transportation fuel to consumers through direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX LP (“MPLX”), which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We own the general partner and a majority limited partner interest in MPLX.
On August 2, 2020, we entered into a definitive agreement to sell Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven, Inc. (“7-Eleven”) for $21 billion in cash, subject to certain adjustments based on the levels of cash, debt and working capital at closing and certain other items. The taxable transaction is expected to close in the second quarter of 2021, subject to customary closing conditions and the receipt of regulatory approvals.
As a result of the agreement to sell Speedway, its results are reported separately as discontinued operations, net of tax, in our consolidated statements of income for all periods presented and its assets and liabilities are presented in our consolidated balance sheets as assets and liabilities held for sale. In addition, we separately disclosed the operating and investing cash flows of Speedway as discontinued operations within our consolidated statements of cash flow. See Note 3 for discontinued operations disclosures.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.
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
2. ACCOUNTING STANDARDS
Recently Adopted
We adopted the following ASU during the first three months of 2021, which did not have a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	January 1, 2021
3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
On August 2, 2020, we entered into a definitive agreement to sell Speedway to 7-Eleven for $21 billion, subject to certain adjustments based on the levels of cash, debt and working capital at closing and certain other items. The taxable transaction is expected to close in the second quarter of 2021, subject to customary closing conditions and the receipt of regulatory approvals.
As a result of the agreement to sell Speedway, its results are reported separately as discontinued operations, net of tax, in our consolidated statements of income for all periods presented and its assets and liabilities are presented in our consolidated balance sheets as assets and liabilities held for sale. Additionally, beginning August 2, 2020, in accordance with ASC 360,

Property, Plant, and Equipment, we ceased recording depreciation and amortization for Speedway’s property, plant and equipment, finite-lived intangible assets and right of use lease assets. In addition, we separately disclosed the operating and investing cash flows of Speedway as discontinued operations within our consolidated statements of cash flow.
The following tables present Speedway results as reported in income from discontinued operations, net of tax, within our consolidated statements of income and the carrying value of assets and liabilities as presented within assets and liabilities held for sale on our consolidated balance sheets.

	Three Months Ended March 31,
(In millions)	2021	2020
Total revenues and other income	$5,339	$5,560
Costs and expenses:
Cost of revenues (excludes items below)	4,906	4,956
LCM inventory valuation adjustment	—	35
Depreciation and amortization	2	99
Selling, general and administrative expenses	73	79
Other taxes	51	53
Total costs and expenses	5,032	5,222
Income from operations	307	338
Net interest and other financial costs	4	6
Income before income taxes	303	332
Provision for income taxes	69	14
Income from discontinued operations, net of tax	$234	$318

(In millions)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$134	$140
Receivables	244	217
Inventories	417	438
Other current assets	36	34
Equity method investments	305	311
Property, plant and equipment, net	4,885	4,784
Goodwill	4,390	4,390
Right of use assets	587	719
Other noncurrent assets	169	168
Total assets classified as held for sale	$11,167	$11,201
Liabilities
Accounts payable	$352	$300
Payroll and benefits payable	129	168
Accrued taxes	160	178
Debt due within one year	9	8
Operating lease liabilities	77	94
Other current liabilities	154	170
Long-term debt	120	122
Defined benefit postretirement plan obligations	27	25
Long-term operating lease liabilities	486	598
Deferred credits and other liabilities	78	86
Total liabilities classified as held for sale	$1,592	$1,749
Separation Agreements
In connection with the definitive agreement to sell the Speedway business, we have agreed to enter into various 15-year fuel supply agreements, at closing, through which we will continue to supply fuel to Speedway subsequent to the sale to 7-Eleven. Due to our expected continuing involvement with Speedway through fuel supply agreements, intersegment sales from our Refining & Marketing segment to Speedway are no longer eliminated as intercompany transactions and are now presented within sales and other operating revenue.
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
4. MASTER LIMITED PARTNERSHIP
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of March 31, 2021, we owned approximately 63 percent of the outstanding MPLX common units.
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

Unit Repurchase Program
On November 2, 2020, MPLX announced its board authorized a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public.
During the three months ended March 31, 2021, 6,272,981 MPLX common units had been repurchased at an average cost per unit of $24.78. Total cash paid for units repurchased during the three months ended March 31, 2021 was $155 million. As of March 31, 2021, MPLX had agreements to acquire 291,400 additional common units for $7 million, which settled in early April 2021. As of March 31, 2021, $812 million remained outstanding on the program for future purchases.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Increase (decrease) due to issuance/(repurchase) of MPLX common units	$(35)	$2
Tax impact	31	(7)
Decrease in MPC's additional paid-in capital, net of tax	$(4)	$(5)
5. IMPAIRMENTS
During the first quarter of 2020, the outbreak of COVID-19 caused overall deterioration in the economy and the environment in which we operate. The related changes to our expected future cash flows, as well as a sustained decrease in share price, were considered triggering events requiring the performance of various tests of the carrying values of our assets. Triggering events requiring the performance of various tests of the carrying value of our Midstream assets were also identified by MPLX as a result of the overall deterioration in the economy and the environment in which MPLX and its customers operate, which led to a reduction in forecasted volumes processed by the systems operated by MarkWest Utica EMG, L.L.C., MPLX’s equity method investee, as well as a sustained decrease in the MPLX unit price.
The table below provides information related to the impairments recognized during the first quarter of 2020, along with the location of these impairments within the first quarter 2020 consolidated statement of income.

		Three Months Ended March 31,
(In millions)	Income Statement Line	2020
Goodwill	Impairment expense	$7,330
Equity method investments	Income (loss) from equity method investments	1,315
Long-lived assets	Impairment expense	492
Total impairments		$9,137

Goodwill
During the first quarter of 2020, we recorded an impairment of goodwill of $7.33 billion. The $5.516 billion goodwill impairment within the Refining & Marketing segment was primarily driven by the effects of COVID-19 and the decline in commodity prices. The $1.814 billion impairment within the Midstream segment was primarily driven by additional information related to the slowing of drilling activity, which had reduced production growth forecasts from MPLX’s producer customers.
The fair values of the reporting units for the first quarter of 2020 goodwill impairment analysis were determined based on applying both a discounted cash flow method, or income approach, as well as a market approach. The fair value measurements for the individual reporting units’ overall fair values represent Level 3 measurements.
Equity Method Investments
During the first quarter of 2020, we recorded equity method investment impairment charges totaling $1.315 billion, of which $1.25 billion related to MarkWest Utica EMG, L.L.C. and its investment in Ohio Gathering Company, L.L.C. The impairments were largely due to a reduction in forecasted volumes gathered and processed by the systems operated by the equity method investments. The fair value of the investments was determined based upon applying the discounted cash flow method, an income approach. The fair value of these equity method investments represent a Level 3 measurement.
Long-lived Assets
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
Fair values of property, plant and equipment were determined using a combination of income and cost approaches. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset groups. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. The fair value of the intangibles was determined based on applying the multi-period excess earnings method, which is an income approach. The fair value measurements for the Gallup refinery and East Texas G&P asset groups represent Level 3 measurements.
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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our balance sheets.

(In millions)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$24	$15
Receivables, less allowance for doubtful accounts	536	478
Inventories	128	118
Other current assets	49	67
Assets held for sale	—	188
Equity method investments	4,040	4,036
Property, plant and equipment, net	21,205	21,418
Goodwill	7,657	7,657
Right of use assets	296	309
Other noncurrent assets	991	1,006
Liabilities
Accounts payable	$474	$468
Payroll and benefits payable	5	4
Accrued taxes	67	76
Debt due within one year	2	764
Operating lease liabilities	63	63
Liabilities held for sale	—	101
Other current liabilities	274	297
Long-term debt	20,052	19,375
Deferred income taxes	11	12
Long-term operating lease liabilities	230	244
Deferred credits and other liabilities	451	437
7. RELATED PARTY TRANSACTIONS
Transactions with related parties were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Sales to related parties	$43	$30
Purchases from related parties	203	195
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

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Loss from continuing operations, net of tax	$(170)	$(10,536)
Less: Net income (loss) attributable to noncontrolling interest	306	(984)
Net income allocated to participating securities	—	—
Loss from continuing operations available to common stockholders	$(476)	$(9,552)
Income from discontinued operations, net of tax	234	318
Loss available to common stockholders	$(242)	$(9,234)

Weighted average common shares outstanding:
Basic	651	648
Effect of dilutive securities	—	—
Diluted	651	648

Income (loss) available to common stockholders per share:
Basic:
Continuing operations	$(0.73)	$(14.74)
Discontinued operations	0.36	0.49
Net loss per share	$(0.37)	$(14.25)
Diluted:
Continuing operations	$(0.73)	$(14.74)
Discontinued operations	0.36	0.49
Net loss per share	$(0.37)	$(14.25)
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended March 31,
(In millions)	2021	2020
Shares issuable under stock-based compensation plans	10	10
9. SEGMENT INFORMATION
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

(In millions)	Refining & Marketing	Midstream	Total
Three Months Ended March 31, 2021
Revenues:
Third party(a)	$21,661	$1,050	$22,711
Intersegment	28	1,199	1,227
Segment revenues	$21,689	$2,249	$23,938
Segment income (loss) from operations	$(598)	$972	$374

Supplemental Data
Depreciation and amortization(b)	$478	$334	$812
Capital expenditures and investments(c)	134	138	272

(In millions)	Refining & Marketing	Midstream	Total
Three Months Ended March 31, 2020
Revenues:
Third party(a)	$21,284	$920	$22,204
Intersegment	25	1,241	1,266
Segment revenues	$21,309	$2,161	$23,470
Segment income (loss) from operations	$(497)	$905	$408

Supplemental Data
Depreciation and amortization(b)	$473	$345	$818
Capital expenditures and investments(c)	470	474	944
(a)Includes Refining & Marketing sales to Speedway and related party sales. See Notes 3 and 7 for additional information.
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

The following reconciles segment income from operations to income (loss) from continuing operations before income taxes as reported in the consolidated statements of income:

	Three Months Ended March 31,
(In millions)	2021	2020
Segment income from operations	$374	$408
Corporate(a)	(157)	(233)
Items not allocated to segments:
Transaction-related costs(b)	—	(8)
Impairments(c)	—	(9,137)
LCM inventory valuation adjustment	—	(3,185)
Income (loss) from continuing operations	217	(12,155)
Net interest and other financial costs	353	332
Loss from continuing operations before income taxes	$(136)	$(12,487)
(a)Corporate consists primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment.
(b)Includes costs incurred in connection with the Midstream strategic review. Costs incurred in connection with the Speedway separation are included in discontinued operations. See Note 3.
(c)Includes impairment of goodwill, equity method investments and long lived assets. See Note 5 for additional information.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2021	2020
Segment capital expenditures and investments	$272	$944
Less investments in equity method investees	51	169
Plus items not allocated to segments:
Corporate	21	27
Capitalized interest	14	29
Total capital expenditures(a)	$256	$831
(a)Includes changes in capital expenditure accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the three months ended March 31, 2021 and 2020 as reported in the consolidated statements of cash flows.
10. NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Interest income	$(1)	$(6)
Interest expense	351	355
Interest capitalized	(17)	(37)
Pension and other postretirement non-service costs(a)	—	(3)
Other financial costs	20	23
Net interest and other financial costs	$353	$332
(a)See Note 21.

11. INCOME TAXES
We recorded a combined federal, state and foreign income tax provision of $34 million for the three months ended March 31, 2021, primarily due to certain permanent tax differences related to income attributable to noncontrolling interests, state taxes and unrecognized tax benefits. We recorded a combined federal, state and foreign income tax benefit of $1,951 million for the three months ended March 31, 2020. Our effective tax benefit rate for the three months ended March 31, 2020 was lower than the U.S. statutory rate primarily due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges. Additionally, our effective tax rate is generally benefited by our noncontrolling interest in MPLX, but this benefit was lower for the three months ended March 31, 2020 due to impairment charges recorded by MPLX.
A reconciliation of the continuing operations tax provision (benefit) in dollars as determined using the federal statutory income tax rate applied to income (loss) before income taxes to the provision (benefit) for income taxes is shown in the table below.

	Three Months Ended March 31,
(In millions)	2021	2020
Tax computed at statutory rate	$(29)	$(2,622)
State and local income taxes, net of federal income tax effects	15	(244)
Goodwill impairment	—	1,157
Noncontrolling interests	31	101
Legislation(a)	—	(343)
Unrecognized tax benefits	14	—
Other	3	—
Total provision (benefit) for income tax from continuing operations	$34	$(1,951)
(a)First quarter 2020 reflects the impact of the CARES Act.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by Congress and signed into law by President Trump in response to the COVID-19 pandemic. The CARES Act contained a net operating loss (“NOL”) carryback provision, which allowed MPC to carryback our 2020 taxable loss to 2015 and later years. The five-year NOL carryback is available for all businesses producing taxable losses in 2018 through 2020 when tax was previously paid in the carryback years. As provided by the NOL carryback statute in the CARES Act, as of March 31, 2021, we have recorded an income tax receivable of $2.1 billion in other current assets. This reflects our estimate of the refund of previously paid tax we expect to receive during the second half of 2021 in connection with the filing of our 2020 federal tax return.
12. INVENTORIES

(In millions)	March 31, 2021	December 31, 2020
Crude oil	$2,715	$2,588
Refined products	4,786	4,478
Materials and supplies	906	933
Total	$8,407	$7,999
At March 31, 2020, market values for these inventories were lower than their LIFO cost basis, resulting in an inventory valuation charge of $3.185 billion to value these inventories at the lower of cost or market. The inventory valuation reserve was fully reversed by the end of 2020.
Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.

13. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2021			December 31, 2020
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$30,416	$13,679	$16,737	$30,306	$13,257	$17,049
Midstream	27,758	6,508	21,250	27,677	6,217	21,460
Corporate	1,365	861	504	1,356	830	526
Total	$59,539	$21,048	$38,491	$59,339	$20,304	$39,035
14. RESTRUCTURING
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
Restructuring expenses were accrued as restructuring reserves within accounts payable, payroll and benefits payable, other current liabilities and deferred credits and other liabilities within our consolidated balance sheets. We expect cash payments for the remaining exit and disposal costs reserve to occur through 2024.

(In millions)	Employee separation costs	Exit and disposal costs	Total
Restructuring reserve balance at September 30, 2020(a)	$158	$133	$291
Adjustments	14	5	19
Cash payments	(134)	(35)	(169)
Restructuring reserve balance at December 31, 2020	$38	$103	$141
Cash payments	(32)	(16)	(48)
Restructuring reserve balance at March 31, 2021	$6	$87	$93
(a)The restructuring reserve was zero until the third quarter of 2020.

15. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2021
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$247	$2	$—	$(238)	$11	$73
Liabilities:
Commodity contracts	$247	$2	$—	$(249)	$—	$—
Embedded derivatives in commodity contracts	—	—	66	—	66	—

	December 31, 2020
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$82	$6	$—	$(80)	$8	$31
Liabilities:
Commodity contracts	$81	$10	$—	$(91)	$—	$—
Embedded derivatives in commodity contracts	—	—	63	—	63	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2021, cash collateral of $11 million was netted with the mark-to-market derivative liabilities. As of December 31, 2020, cash collateral of $11 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts that are subject to master netting arrangements reflected gross on the balance sheet.
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
Level 3 instruments include embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at March 31, 2021 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.48 to $1.36 per gallon with a weighted average of $0.62 per gallon and (2) the probability of renewal of 100 percent for the first and second five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.

The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2021	2020
Beginning balance	$63	$60
Unrealized and realized (gains) losses included in net income	6	(14)
Settlements of derivative instruments	(3)	(1)
Ending balance	$66	$45

The amount of total losses/(gains) for the period included in earnings attributable to the change in unrealized losses/(gains) relating to assets still held at the end of period:	$5	$(13)
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our fixed and floating rate long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $32.0 billion and $34.7 billion at March 31, 2021, respectively, and approximately $31.1 billion and $34.9 billion at December 31, 2020, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of March 31, 2021 and December 31, 2020 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(In millions)	March 31, 2021		December 31, 2020
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$249	$249	$88	$91
Other current liabilities(a)	—	10	—	7
Deferred credits and other liabilities(a)	—	56	—	56
(a)     Includes embedded derivatives.

The table below summarizes open commodity derivative contracts for crude oil, refined products and blending products as of March 31, 2021.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	81.8%	36,471	43,279
Refined products	91.1%	22,131	21,546
Blending products	96.4%	5,080	3,033
Soybean oil	72.5%	310	755
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 90 long and 830 short; Refined products - 1,900 long and 2,115 short; Blending products - 345 short
The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended March 31,
Income Statement Location	2021	2020
Sales and other operating revenues	$(10)	$84
Cost of revenues	(65)	131
Total	$(75)	$215
17. DEBT
Our outstanding borrowings at March 31, 2021 and December 31, 2020 consisted of the following:

(In millions)	March 31, 2021	December 31, 2020
Marathon Petroleum Corporation:
Commercial paper	$1,717	$1,024
Bank revolving credit facility	1,300	—
Senior notes	8,849	9,849
Notes payable	1	1
Finance lease obligations	623	634
MPLX LP:
Bank revolving credit facility	835	175
Senior notes	19,600	20,350
Finance lease obligations	10	11
Total debt	$32,935	$32,044
Unamortized debt issuance costs	(149)	(154)
Unamortized (discount) premium, net	(306)	(306)
Amounts due within one year	(1,786)	(2,854)
Total long-term debt due after one year	$30,694	$28,730

Available Capacity under our Credit Facilities as of March 31, 2021

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC 364-day bank revolving credit facility	$1,000	$—	$—	$1,000	—	September 2021
MPC bank revolving credit facility(a)	5,000	1,300	1	3,699	1.35%	October 2023
MPC trade receivables securitization facility(b)	750	—	—	750	—	July 2021

MPLX
MPLX bank revolving credit facility(c)	3,500	835	—	2,665	1.35%	July 2024
(a)    Borrowed $2.325 billion and repaid $1.025 billion during the three months ended March 31, 2021.
(b)    Borrowed $2.55 billion and repaid $2.55 billion during the three months ended March 31, 2021. Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products.
(c)    Borrowed $1.91 billion and repaid $1.25 billion during the three months ended March 31, 2021.

Termination of MPC 364-Day Bank Revolving Credit Facility
In February 2021, we elected to terminate our $1.0 billion unsecured 364-day revolving credit facility due in April 2021. This facility provided us with additional liquidity and financial flexibility during the then ongoing commodity price and demand downturn. There were no borrowings under this credit facility, and we determined that the incremental borrowing capacity of the facility was no longer necessary. We do not intend to replace this facility. We incurred no early termination fees as a result of the early termination of this credit agreement.
MPC Senior Notes
On March 1, 2021, we repaid the $1 billion outstanding aggregate principal amount of 5.125% senior notes due March 2021.
MPLX Senior Notes
On January 15, 2021, MPLX redeemed all the $750 million outstanding aggregate principal amount of 5.250% senior notes due January 2025, including the portion of such notes issued by ANDX, at a price equal to 102.625% of the principal amount.
18. REVENUE
The following table presents our revenues disaggregated by segment and product line.

(In millions)	Refining & Marketing	Midstream	Total
Three Months Ended March 31, 2021
Refined products	$19,809	$282	$20,091
Crude oil	1,446	—	1,446
Midstream services and other	406	768	1,174
Sales and other operating revenues	$21,661	$1,050	$22,711

(In millions)	Refining & Marketing	Midstream	Total
Three Months Ended March 31, 2020
Refined products	$20,269	$171	$20,440
Crude oil	875	—	875
Midstream services and other	140	749	889
Sales and other operating revenues	$21,284	$920	$22,204
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of March 31, 2021, we do not have future performance obligations that are material to future periods.

Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at March 31, 2021 include matching buy/sell receivables of $2.99 billion.
19. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(In millions)	2021	2020
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$336	$300
Net income taxes paid to (received from) taxing authorities	1	(9)

(In millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents(a)	$624	$415
Restricted cash(b)	1	1
Cash, cash equivalents and restricted cash	$625	$416
(a)    Excludes $134 million and $140 million of cash included in assets held for sale representing Speedway store cash.
(b)    The restricted cash balance is included within other current assets on the consolidated balance sheets.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2021	2020
Additions to property, plant and equipment per the consolidated statements of cash flows	$304	$951
Decrease in capital accruals	(48)	(120)
Total capital expenditures	$256	$831
20. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2019	$(212)	$(116)	$1	$7	$(320)
Other comprehensive loss before reclassifications, net of tax of $(1)	(2)	(2)	—	—	(4)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(11)	—	—	—	(11)
– actuarial loss(a)	8	1	—	—	9
– settlement loss(a)	—	—	—	—	—
Other	—	—	—	(1)	(1)
Tax effect	1	—	—	—	1
Other comprehensive loss	(4)	(1)	—	(1)	(6)
Balance as of March 31, 2020	$(216)	$(117)	$1	$6	$(326)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2020	$(338)	$(181)	$1	$6	$(512)
Other comprehensive loss before reclassifications, net of tax of $0	(2)	—	—	—	(2)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(11)	1	—	—	(10)
– actuarial loss(a)	12	2	—	—	14
– settlement loss(a)	—	—	—	—	—
Other	—	—	—	(1)	(1)
Tax effect	(1)	—	—	1	—
Other comprehensive income (loss)	(2)	3	—	—	1
Balance as of March 31, 2021	$(340)	$(178)	$1	$6	$(511)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.
21. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$76	$63	$10	$9
Interest cost	23	25	7	8
Expected return on plan assets	(33)	(34)	—	—
Amortization – prior service credit	(11)	(11)	1	—
– actuarial loss	11	8	2	1
– settlement loss	—	—	—	—
Net periodic benefit cost	$66	$51	$20	$18
The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the three months ended March 31, 2021, we made contributions of $226 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $10 million and $12 million, respectively, during the three months ended March 31, 2021.
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

At March 31, 2021 and December 31, 2020, accrued liabilities for remediation totaled $393 million and $397 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $6 million and $7 million at March 31, 2021 and December 31, 2020, respectively.
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
Other Legal Proceedings
In early July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. THPP appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue. On December 15, the Regional Director of the BIA issued a new trespass notice to THPP consistent with the Assistant Secretary - Indian Affairs order vacating the prior trespass order. The new order found that THPP was in trespass and assessed trespass damages of approximately $4 million (including interest), which has been paid. The order also required THPP to immediately cease and desist use of the portion of the pipeline that crosses the property at issue. THPP has complied with the Regional Director’s December 15, 2020 notice. On February 12, 2021, landowners filed suit in the U.S. District Court for the District of North Dakota (the “District of North Dakota”) against THPP, the Department of the Interior, the Assistant Secretary - Indian Affairs, the Interior Board of Indian Appeals and the BIA, requesting, among other things, that decisions by the Assistant Secretary - Indian Affairs and the Interior Board of Indian Appeals be vacated as to the award of damages to plaintiffs. In March 2021, THPP received a copy of an order purporting to vacate all orders related to THPP’s alleged trespass issued by the BIA between July 2, 2020 and January 14, 2021. The order directs the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order, if necessary, after all interested parties have had an opportunity to be heard. Subsequently, landowners voluntarily dismissed the suit filed in the District of North Dakota. On April 23, 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA challenging the March order purporting to vacate all previous orders related to THPP’s alleged trespass.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of March 31, 2021.
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
If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. It is expected that MPLX would contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of March 31, 2021, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.
Crowley Ocean Partners LLC and Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Ocean Partners LLC, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of March 31, 2021, our maximum potential undiscounted payments under this agreement for debt principal totaled $114 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of March 31, 2021, our maximum potential undiscounted payments under this arrangement was $111 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $99 million as of March 31, 2021, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.

Contractual Commitments and Contingencies
At March 31, 2021, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $396 million.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.
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
•the success or timing of completion of ongoing or anticipated projects or transactions;
•business strategies, growth opportunities and expected investments;
•consumer demand for refined products, natural gas and NGLs;
•the timing and amount of any future common stock repurchases or dividends; and
•the anticipated effects of actions of third parties such as competitors, activist investors, federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including changes in governmental policies relating to refined petroleum products, crude oil, natural gas or NGLs, or taxation;
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
•disruptions in credit markets or changes to credit ratings;
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
•continued or further volatility in and degradation of general economic, market, industry or business conditions as a result of the COVID-19 pandemic, other infectious disease outbreaks, natural hazards, extreme weather events or otherwise;
•compliance with federal and state environmental, economic, health and safety, energy and other policies and regulations and enforcement actions initiated thereunder;
•adverse market conditions or other risks affecting MPLX;
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
•labor and material shortages;
•the costs, disruption and diversion of management’s attention associated with campaigns commenced by activist investors; and
•personnel changes.
For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.
EXECUTIVE SUMMARY
Business Update
The outbreak of COVID-19 and its development into a pandemic in March 2020 resulted in significant economic disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe resulted in dramatic reductions in airline flights and motor vehicle use in 2020 as compared to prior to the pandemic.
As we begin 2021, while demand remains below historical levels, we continue to see gradual recovery in the environment in which our business operates, albeit in some markets and regions more or less than others. The increased availability of vaccinations and the corresponding reductions in travel and business restrictions appears to be driving increased economic activity, including the opening of many business and schools as well as more in-person interaction broadly.
In response to this business environment, we continue to focus on three near-term priorities for our businesses:
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

Improve Commercial Performance
We are focused on leveraging advantaged raw material selection, new approaches in the commercial space to be more dynamic amidst changing market conditions and achieving technology improvements to advance our commercial performance.
Lower Cost Structure
We are committed to achieving operational excellence by reducing costs, improving efficiency and driving operational improvements. In response to the pandemic, in March of 2020, we committed to immediately reducing our capital spending and operating expenses. In 2021, we are continuing this focus with planned reductions of over $200 million for our capital expenditures and investments as compared to 2020 (excluding capitalized interest, potential acquisitions and MPLX’s capital investment plan).
In connection with our commitment to lower cost, in the third quarter of 2020 we announced strategic actions to lay a foundation for long-term success, including plans to optimize our assets and structurally lower costs in 2021 and beyond. These actions included indefinitely idling the Gallup refinery, initiating actions to strategically reposition the Martinez refinery to a renewable diesel facility and the approval of an involuntary workforce reduction plan. Our results in the first quarter of 2021 reflect the favorable effects from these cost reduction actions.
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
Other Strategic Updates
On February 24, 2021, MPC’s board of directors approved our plan to strategically reposition the Martinez refinery to a renewable diesel facility. Converting the Martinez facility from refining petroleum to manufacturing renewable fuels signals our strong commitment to producing a substantial level of lower carbon-intensity fuels in California. As envisioned, the Martinez facility would start producing approximately 260 million gallons per year of renewable diesel by the second half of 2022, with a potential to build to full capacity of approximately 730 million gallons per year by the end of 2023.
The Dickinson, North Dakota, renewable fuels facility began ramping operations at the end of 2020 and is on track to reach full production by the end of the second quarter of 2021. At full capacity, the facility is expected to produce 184 million gallons per year of renewable diesel from corn and soybean oil. MPC is selling the renewable diesel into the California market to comply with the California Low Carbon Fuel Standard.
On August 2, 2020, we entered into a definitive agreement to sell Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven, Inc. for $21 billion in cash, subject to certain adjustments based on the levels of cash, debt and working capital at closing and certain other items. The taxable transaction is expected to close in the second quarter of 2021, subject to customary closing conditions and the receipt of regulatory approvals. 7-Eleven and MPC continue to engage productively with the Federal Trade Commission in its review of the transaction.This transaction is expected to result in after-tax cash proceeds of approximately $16.5 billion. The company expects to use the proceeds from the sale to strengthen the balance sheet and return capital to shareholders.
In connection with the agreement to sell Speedway, we have agreed to enter into certain ancillary agreements, including 15-year fuel supply agreements associated with 7-Eleven or its subsidiaries, depending on the fuel demand of Speedway and other factors to be set forth in the fuel supply agreement. Further, we expect incremental opportunities over time to supply 7-Eleven’s remaining business as 7-Eleven’s existing arrangements mature and as new locations are added in connection with its announced U.S. and Canada growth strategy.

Results
Select results for continuing operations are reflected in the following table.

	Three Months Ended March 31,
(In millions)	2021	2020
Income (loss) from continuing operations by segment
Refining & Marketing	$(598)	$(497)
Midstream	972	905
Corporate	(157)	(233)
Items not allocated to segments:
Transaction-related costs(a)	—	(8)
Impairments(b)	—	(9,137)
LCM inventory valuation adjustment	—	(3,185)
Income (loss) from continuing operations	217	(12,155)
Net interest and other financial costs	353	332
Income (loss) from continuing operations before income taxes	(136)	(12,487)
Provision (benefit) for income taxes on continuing operations	34	(1,951)
Income (loss) from continuing operations, net of tax	(170)	(10,536)
(a)    2020 includes costs incurred in connection with the Midstream strategic review.
(b)    Includes impairment of goodwill, equity method investments and long lived assets.
Select results for discontinued operations are reflected in the following table.

	Three Months Ended March 31,
(In millions)	2021	2020
Income from discontinued operations
Speedway	$330	$400
Transaction-related costs(a)	(23)	(27)
LCM inventory valuation adjustment	—	(35)
Income from discontinued operations	307	338
Net interest and other financial costs	4	6
Income from discontinued operations before income taxes	303	332
Provision for income taxes on discontinued operations	69	14
Income from discontinued operations, net of tax	$234	$318
(a)    Costs related to the Speedway separation.
The following table includes net income (loss) per diluted share data.

	Three Months Ended March 31,
	2021	2020
Net income (loss) per diluted share
Continuing operations	$(0.73)	$(14.74)
Discontinued operations	0.36	0.49
Net income (loss) attributable to MPC	$(0.37)	$(14.25)

Net loss attributable to MPC was $(242) million, or $(0.37) per diluted share, in the first quarter of 2021 compared to $(9.23) billion, or $(14.25) per diluted share, for the first quarter of 2020, largely due to the absence of impairment expenses and an LCM inventory charge in the first three months of 2021. These effects were partially offset by decreased income from discontinued operations, which relates to the Speedway business, in the first quarter of 2021 compared to the first quarter of 2020 mainly due to lower volumes and fuel margins, partially offset by higher merchandise sales and margins and lower operating expenses.
See Note 3 to the unaudited consolidated financial statements for additional information on discontinued operations.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the first quarter of 2021 as compared to the first quarter of 2020.
MPLX
We owned approximately 647 million MPLX common units at March 31, 2021 with a market value of $16.59 billion based on the March 31, 2021 closing price of $25.63 per common unit. On April 27, 2021, MPLX declared a quarterly cash distribution of $0.6875 per common unit payable on May 14, 2021. As a result, MPLX will make distributions totaling $707 million to its common unitholders. MPC’s portion of these distributions is approximately $445 million.
We received limited partner distributions of $445 million from MPLX in the three months ended March 31, 2021 and $446 million in the three months ended March 31, 2020.
During the three months ended March 31, 2021, 6,272,981 MPLX common units had been repurchased at an average cost per unit of $24.78. Total cash paid for units repurchased during the three months ended March 31, 2021 was $155 million. As of March 31, 2021, MPLX had agreements to acquire 291,400 additional common units for $7 million, which settled in early April 2021. As of March 31, 2021, $812 million remained outstanding on the program for future purchases.
See Note 4 to the unaudited consolidated financial statements for additional information on MPLX.
Liquidity
Our liquidity, excluding MPLX, totaled $4.47 billion at March 31, 2021 consisting of:

	March 31, 2021
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$5,000	$1,301	$3,699
364-day bank revolving credit facility	1,000	—	1,000
Trade receivables facility(b)	750	—	750
Commercial paper borrowings(c)	—	—	(1,717)
Total	$6,750	$1,301	$3,732
Cash and cash equivalents(d)			734
Total liquidity			$4,466
(a)Outstanding borrowings include $1 million in letters of credit outstanding under this facility.
(b)Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products.
(c)We do not intend to have outstanding commercial paper borrowings in excess of available capacity under bank revolving credit facilities.
(d)Includes cash and cash equivalents classified as assets held for sale of $134 million and excludes cash and cash equivalents of MPLX of $24 million.
Additionally, we have recorded an income tax receivable within other current assets in our balance sheet of approximately $2.1 billion which is expected to be received during the second half of 2021.
MPLX’s liquidity totaled $4.19 billion at March 31, 2021. As of March 31, 2021, MPLX had cash and cash equivalents of $24 million, $2.67 billion available under its $3.5 billion revolving credit agreement and $1.5 billion available through its intercompany loan agreement with MPC.

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
Our Refining & Marketing margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries and the costs of products purchased for resale. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same direction as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Gulf Coast, Mid-Continent and West Coast crack spreads that we believe most closely track our operations and slate of products. The following are used for these crack-spread calculations:
•The Gulf Coast crack spread uses three barrels of MEH crude producing two barrels of USGC CBOB gasoline and one barrel of USGC ULSD. In the first quarter of 2021, we transitioned to MEH crude from LLS crude;
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
(a)Crack spread based on 40 percent MEH, 40 percent WTI and 20 percent ANS with Gulf Coast, Mid-Continent and West Coast product pricing, respectively, and assumes all other differentials and pricing relationships remain unchanged.
(b)Sour crude oil basket consists of the following crudes: ANS, Argus Sour Crude Index, Maya and Western Canadian Select. We expect approximately 51 percent of the crude processed at our refineries in 2021 will be sour crude.
(c)Sweet crude oil basket consists of the following crudes: Bakken, Brent, MEH, WTI-Cushing and WTI-Midland. We expect approximately 49 percent of the crude processed at our refineries in 2021 will be sweet crude.
(d)This is consumption-based exposure for our Refining & Marketing segment and does not include the sales exposure for our Midstream segment.
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
•the potential impact of LCM adjustments to inventories in periods of declining prices; and
•the potential impact of LIFO liquidation charges due to draw-downs from historic inventory levels.
Refining & Marketing segment income from operations is also affected by changes in refinery operating costs and refining planned turnaround costs in addition to committed distribution costs. Changes in operating costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Refining planned turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery. Distribution costs primarily include long-term agreements with MPLX, which as discussed below include minimum commitments to MPLX, and will negatively impact income from operations in periods when throughput or sales are lower or refineries are idled.
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
Consolidated Results of Operations

	Three Months Ended March 31,
(In millions)	2021	2020	Variance
Revenues and other income:
Sales and other operating revenues(a)	$22,711	$22,204	$507
Income (loss) from equity method investments	91	(1,233)	1,324
Net gain on disposal of assets	3	3	—
Other income	77	23	54
Total revenues and other income	22,882	20,997	1,885
Costs and expenses:
Cost of revenues (excludes items below)	21,084	20,342	742
LCM inventory valuation adjustment	—	3,185	(3,185)
Impairment expense	—	7,822	(7,822)
Depreciation and amortization	844	863	(19)
Selling, general and administrative expenses	575	742	(167)
Other taxes	162	198	(36)
Total costs and expenses	22,665	33,152	(10,487)
Income (loss) from continuing operations	217	(12,155)	12,372
Net interest and other financial costs	353	332	21
Loss from continuing operations before income taxes	(136)	(12,487)	12,351
Provision (benefit) for income taxes on continuing operations	34	(1,951)	1,985
Loss from continuing operations, net of tax	(170)	(10,536)	10,366
Income from discontinued operations, net of tax	234	318	(84)
Net income (loss)	64	(10,218)	10,282
Less net income (loss) attributable to:
Redeemable noncontrolling interest	20	20	—
Noncontrolling interests	286	(1,004)	1,290
Net loss attributable to MPC	$(242)	$(9,234)	$8,992
(a)In accordance with discontinued operations accounting, Speedway sales to retail customers and net results are reflected in Income from discontinued operations, net of tax and Refining & Marketing intercompany sales to Speedway are now presented as third party sales.
First Quarter 2021 Compared to First Quarter 2020
Net loss attributable to MPC decreased $8.99 billion in the first quarter of 2021 compared to the first quarter of 2020 largely due to the absence of impairment expenses and an LCM inventory charge in the first three months of 2021.
Revenues and other income increased $1.89 billion primarily due to:
•increased sales and other operating revenues of $507 million primarily due to increased Refining & Marketing segment average refined product sales prices of $0.24 per gallon, partially offset by decreased refined product sales volumes of 521 mbpd;
•increased income from equity method investments mainly due to impairment expense of $1.32 billion recorded in the first quarter of 2020 primarily driven by the effects of COVID-19 and the decline in commodity price in the prior year; and
•increased other income of $54 million primarily due to higher income on RIN sales.

Costs and expenses decreased $10.49 billion primarily due to:
•increased cost of revenues of $742 million mainly due to higher crude oil costs;
•the absence of an LCM inventory valuation charge in the first quarter of 2021 compared to a charge of $3.19 billion in the first quarter of 2020 primarily driven by the effects of COVID-19 and the decline in commodity price in the prior year;
•decreased impairment expense of $7.82 billion due to impairments recorded for goodwill and long-lived assets in the first quarter of 2020 primarily driven by the effects of COVID-19 and the decline in commodity prices in the prior year; and
•decreased selling, general and administrative expenses of $167 million largely due to cost reductions realized from our 2020 workforce reduction and other cost control efforts.
We recorded a combined federal, state and foreign income tax provision of $34 million for the three months ended March 31, 2021 primarily due to certain permanent tax differences related to income attributable to noncontrolling interests, state taxes and unrecognized tax benefits. We recorded a combined federal, state and foreign income tax benefit of $1.95 billion for the three months ended March 31, 2020. Our effective tax benefit rate for the three months ended March 31, 2020 was lower than the U.S. statutory rate primarily due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges. Additionally, our effective tax rate is generally benefited by our noncontrolling interest in MPLX, but this benefit was lower for the three months ended March 31, 2020 due to impairment charges recorded by MPLX.
Noncontrolling interests increased $1.29 billion primarily due to an increase in MPLX’s net income largely due to impairment expense recognized during the three months ended March 31, 2020.
Results of Discontinued Operations
The results of the Speedway business are presented as discontinued operations in our consolidated financial statements.
The following includes key financial and operating data for Speedway for the first quarter of 2021 compared to the first quarter of 2020.

	Three Months Ended March 31,
Key Financial and Operating Data	2021	2020
Speedway fuel sales (millions of gallons)	1,436	1,636
Speedway fuel margin (dollars per gallon)(a)(b)	$0.2567	$0.3540
Merchandise sales (in millions)	$1,512	$1,461
Merchandise margin (in millions)(b)(c)	$442	$414
Merchandise margin percent	29.3%	28.3%
Same store gasoline sales volume (period over period)(d)	(12.3)%	(8.3)%
Same store merchandise sales (period over period)(d)(e)	7.0%	0.7%
Convenience stores at period-end	3,833	3,881
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
(e)Excludes cigarettes.
First Quarter 2021 Compared to First Quarter 2020
Income from discontinued operations, net of tax, decreased $84 million. Quarterly results reflected lower fuel margins and fuel volumes partially offset by higher merchandise sales and margins and lower operating expenses. Changes in fuel sales volumes were primarily due to the outbreak of COVID-19 and its development into a pandemic in March 2020, which resulted in restricted travel, social distancing and reduced business operations. Discontinued operations for the first quarter of 2021 include $23 million of costs related to the Speedway separation and for the first quarter of 2020 includes a $35 million LCM inventory charge and $27 million of costs related to the Speedway separation.
Beginning August 2, 2020, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for the Speedway business’ property, plant and equipment, finite-lived intangible assets and right of use lease assets. As a result, Speedway depreciation and amortization was $2 million and $99 million, for first quarter of 2021 and 2020, respectively.
The Speedway fuel margin decreased to 25.67 cents per gallon in the first quarter of 2021, from 35.40 cents per gallon in the first quarter of 2020.
See Note 3 to the unaudited consolidated financial statements for additional information on discontinued operations.

Segment Results
Refining & Marketing
The following includes key financial and operating data for the first quarter of 2021 compared to the first quarter of 2020.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended March 31,
	2021	2020
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,565	2,994
Refining & Marketing margin per barrel(a)(b)	10.16	11.86
Less:
Refining operating costs per barrel, excluding winter storm effect(c)	5.16	6.00
Winter storm effect on refining operating cost(d)	0.13	—
Distribution costs per barrel	5.18	4.74
Refining planned turnaround costs per barrel	0.48	1.21
Depreciation and amortization per barrel	2.07	1.74
Plus:
Other per barrel(e)	0.27	0.01
Refining & Marketing segment income (loss) per barrel	$(2.59)	$(1.82)
Fees paid to MPLX included in distribution costs above	$3.66	$3.15
(a)Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.
(b)See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.
(c)Includes refining operating costs and major maintenance costs. Excludes planned turnaround and depreciation and amortization expense.
(d)Winter storms in the first quarter of 2021 resulted in higher costs, including maintenance and repairs.
(e)Includes income (loss) from equity method investments, net gain (loss) on disposal of assets and other income.

The following table presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended March 31,
Benchmark Spot Prices (dollars per gallon)	2021	2020
Chicago CBOB unleaded regular gasoline	$1.65	$1.21
Chicago ULSD	1.74	1.43
USGC CBOB unleaded regular gasoline	1.70	1.25
USGC ULSD	1.70	1.47
LA CARBOB	1.85	1.54
LA CARB diesel	1.78	1.63

Market Indicators (dollars per barrel)
WTI	$58.14	$45.78
MEH	59.51	—
LLS	—	47.65
ANS	61.07	51.03
Crack Spreads:
Mid-Continent WTI 3-2-1	$7.83	$7.39
USGC MEH 3-2-1	6.66	—
USGC LLS 3-2-1	—	6.48
West Coast ANS 3-2-1	10.63	12.68
Blended 3-2-1(a)	7.92	8.31
Crude Oil Differentials:
Sweet	$(1.02)	$(0.70)
Sour	(3.12)	(4.90)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/40/20 percent in 2021. Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 38/38/24 percent in 2020. These blends are based on our refining capacity by region in each period. Beginning in the first quarter of 2021, the prompt price for USGC was transitioned from LLS to MEH.
First Quarter 2021 Compared to First Quarter 2020
Refining & Marketing segment revenues increased $380 million primarily due to increased average refined product sales prices of $0.24 per gallon, partially offset by lower refined product sales volumes, which decreased 521 mbpd.
Net refinery throughputs decreased 429 mbpd during the first quarter of 2021, primarily due to reducing throughputs and indefinitely idling certain facilities during the COVID-19 pandemic.
Refining & Marketing segment income from operations decreased $101 million primarily due to lower blended crack spreads, partially offset by reduced refining operating, distribution, and refining planned turnaround costs.
Refining & Marketing margin was $10.16 per barrel for the first quarter of 2021 compared to $11.86 per barrel for the first quarter of 2020. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $700 million on Refining & Marketing margin for the first quarter of 2021 compared to the first quarter of 2020, primarily due to lower volumes and crack spreads and narrower sour crude oil differentials. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net negative effect of approximately $200 million on Refining & Marketing segment income in the first quarter of 2021 compared to the first quarter of 2020.

For the three months ended March 31, 2021, refining operating costs, excluding depreciation and amortization and the winter storm effect, decreased $448 million, or $0.84 per barrel, compared to the three months ended March 31, 2020 as we took actions to reduce costs in response to the economic effects of COVID-19, including operating at lower throughput at our refineries and idling portions of our refining capacity.
Distribution costs, excluding depreciation and amortization, decreased $94 million and include fees paid to MPLX of $846 million and $858 million for the first quarter of 2021 and 2020, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, increased $0.44 per barrel as decreased costs were offset by lower throughput.
Refining planned turnaround costs decreased $217 million, or $0.73 per barrel, due to the timing of turnaround activity.
Depreciation and amortization increased $0.33 per barrel primarily due to lower throughput and increased costs.
Supplemental Refining & Marketing Statistics

	Three Months Ended March 31,
	2021	2020
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	83	91
Refinery throughputs (mbpd):
Crude oil refined	2,381	2,784
Other charge and blendstocks	184	210
Net refinery throughput	2,565	2,994
Sour crude oil throughput percent	48	49
Sweet crude oil throughput percent	52	51
Refined product yields (mbpd):
Gasoline	1,324	1,488
Distillates	881	1,020
Propane	45	58
Feedstocks and petrochemicals	222	352
Heavy fuel oil	36	37
Asphalt	97	80
Total	2,605	3,035
Refined product export sales volumes (mbpd)(b)	243	383
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the first quarter of 2021 compared to the first quarter of 2020.

Midstream Revenues (a)
Q1 2021
$1,050
$1,199
$2,249
Q1 2020
$920
$1,241
$2,161
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended March 31,
Benchmark Prices	2021	2020
Natural Gas NYMEX HH ($ per MMBtu)	$2.72	$1.87
C2 + NGL Pricing ($ per gallon)(a)	$0.73	$0.40
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.
First Quarter 2021 Compared to First Quarter 2020
Midstream segment revenue and segment income from operations increased $88 million and $67 million, respectively. Results for the quarter benefited from lower operating expenses and higher natural gas prices, partially offset by lower gathered and processed volumes.
Corporate

Key Financial Information (in millions)	Three Months Ended March 31,
	2021	2020
Corporate(a)	$(157)	$(233)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment.
First Quarter 2021 Compared to First Quarter 2020
Corporate costs decreased $76 million largely due to cost reductions realized from our 2020 workforce reduction and other cost control efforts.
Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended March 31,
	2021	2020
Items not allocated to segments:
Transaction-related costs(a)	—	(8)
Impairments	—	(9,137)
LCM inventory valuation adjustment	—	(3,185)
(a)2020 includes costs incurred in connection with the Midstream strategic review. Costs incurred in 2020 in connection with the Speedway separation are included in discontinued operations. See Note 3 to the unaudited consolidated financial statements for additional information on discontinued operations.
First Quarter 2021 Compared to First Quarter 2020
During the first quarter of 2020, we recorded impairment charges of approximately $9.14 billion, which includes $7.82 billion related to goodwill and long-lived assets and impairments of equity method investments of $1.32 billion, and an inventory market valuation adjustment charge of $3.19 billion primarily driven by the effects of COVID-19 and the decline in commodity prices.

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
Refining & Marketing Margin
Refining margin is defined as sales revenue less the cost of refinery inputs and purchased products and excludes other items as reflected in the table below.
Reconciliation of Refining & Marketing income from operations to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended March 31,
(in millions)	2021	2020
Refining & Marketing income from operations(a)	$(598)	$(497)
Plus (Less):
Selling, general and administrative expenses	456	556
LCM inventory valuation adjustment	—	(3,185)
(Income) loss from equity method investments	(5)	3
Net gain on disposal of assets	(3)	—
Other income	(54)	(4)
Refining & Marketing gross margin	(204)	(3,127)
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,275	2,833
LCM inventory valuation adjustment	—	3,185
Depreciation and amortization	478	473
Gross margin excluded from Refining & Marketing margin(b)	(179)	(109)
Other taxes included in Refining & Marketing margin	(24)	(24)
Refining & Marketing margin(a)	2,346	3,231
(a)LCM inventory valuation adjustments are excluded from Refining & Marketing income from operations and Refining & Marketing margin.
(b)The gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers.

Speedway Fuel Margin
Speedway fuel margin is defined as the price paid by consumers less the cost of refined products, including transportation, consumer excise taxes and bankcard processing fees (where applicable).
Speedway Merchandise Margin
Speedway merchandise margin is defined as the price paid by consumers less the cost of merchandise.
Reconciliation of income from discontinued operations to Speedway gross margin and Speedway margin

	Three Months Ended March 31,
(in millions)	2021	2020
Income from discontinued operations(a)	$307	$338
Plus (Less):
Operating, selling, general and administrative expenses	570	606
Income from equity method investments	(19)	(22)
Net gain on disposal of assets	—	(1)
Other income	(38)	(49)
Speedway gross margin	820	872
Plus:
LCM inventory valuation adjustment	—	35
Depreciation and amortization	2	99
Speedway margin(a)	$822	$1,006

Speedway margin:
Fuel margin	$369	$579
Merchandise margin	442	414
Other margin	11	13
Speedway margin	$822	$1,006
(a)LCM inventory valuation adjustments are excluded from Speedway margin.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance for continuing operations was approximately $624 million at March 31, 2021 compared to $415 million at December 31, 2020. Cash and cash equivalents for discontinued operations was $134 million at March 31, 2021 compared to $140 million at December 31, 2020. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Three Months Ended March 31,
(In millions)	2021	2020
Net cash provided by (used in):
Operating activities	$454	$(768)
Investing activities	(267)	(1,088)
Financing activities	16	2,021
Total increase (decrease) in cash	$203	$165
Net cash provided by operating activities increased $1.22 billion in the first three months of 2021 compared to the first three months of 2020, primarily due to a favorable change in working capital of $1.62 billion when comparing the change in working capital in both periods. These changes were partially offset by a decrease in cash provided by discontinued operations of $259 million which reflect the results of the Speedway business. Changes in working capital exclude changes in short-term debt.

Changes in working capital, excluding changes in short-term debt, were a net $348 million use of cash in the first three months of 2021 compared to a net $1.97 billion use of cash in the first three months of 2020.
For the first three months of 2021, changes in working capital were a net $348 million use of cash primarily due to the effects of increasing energy commodity prices at the end of the period on working capital. Accounts payable increased primarily due to increases in crude prices and volumes. Current receivables increased primarily due to higher crude and refined product prices. Inventories increased primarily due to increases in refined products and crude inventories.
For the first three months of 2020, changes in working capital, excluding the LCM reserve and changes in short-term debt, were a net $1.97 billion use of cash primarily due to the effects of decreasing energy commodity prices at the end of the period on working capital. Accounts payable decreased primarily due to a decrease in crude prices. Current receivables decreased primarily due to lower crude and refined product prices partially offset by an increase in crude volumes. Excluding the LCM reserve, inventories increased due to increases in crude and refined product inventories.
Net cash used in investing activities decreased $821 million in the first three months of 2021 compared to the first three months of 2020, primarily due to a decrease in additions to property, plant and equipment of $647 million primarily due to decreased capital expenditures in the first three months of 2021 in our Midstream and Refining & Marketing segments.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(In millions)	2021	2020
Additions to property, plant and equipment per the consolidated statements of cash flows	$304	$951
Decrease in capital accruals	(48)	(120)
Total capital expenditures	256	831
Investments in equity method investees (excludes acquisitions)	51	169
Total capital expenditures and investments	$307	$1,000
Financing activities were a net $16 million source of cash in the first three months of 2021 compared to a net $2.02 billion source of cash in the first three months of 2020.
•MPC had net borrowings of $693 million under its commercial paper program in the first three months of 2021.
•Long-term debt borrowings and repayments were a net $172 million source of cash in the first three months of 2021 compared to a net $2.73 billion source of cash in the first three months of 2020. During the first three months of 2021, MPC repaid $1.0 billion of senior notes, had net borrowings of $1.3 billion under its revolving credit facility and borrowed and repaid $2.55 billion under its trade receivables facility. MPLX redeemed $750 million of senior notes and had net borrowings of $835 million under its revolving credit facility. During the first three months of 2020, MPC had borrowings of $2.0 billion under its revolving credit facility, borrowed and repaid $925 million under its trade receivables facility and MPLX had net borrowings of $750 million under its revolving credit facility.
•Repurchases of noncontrolling interests were $155 million related to the repurchase of MPLX common units. See Note 4 to the unaudited consolidated financial statements for further discussion of MPLX.
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
Our liquidity, excluding MPLX, totaled $4.47 billion at March 31, 2021 consisting of:

	March 31, 2021
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$5,000	$1,301	$3,699
364-day bank revolving credit facility	1,000	—	1,000
Trade receivables facility(b)	750	—	750
Commercial paper borrowings(c)	—	$—	(1,717)
Total	$6,750	$1,301	$3,732
Cash and cash equivalents(d)			734
Total liquidity			$4,466
(a)Outstanding borrowings include $1 million in letters of credit outstanding under this facility.
(b)Availability under our $750 million trade receivables facility is a function of eligible trade receivables, which will be lower in a sustained lower price environment for refined products.
(c)We do not intend to have outstanding commercial paper borrowings in excess of available capacity under bank revolving credit facilities.
(d)Includes cash and cash equivalents classified as assets held for sale of $134 million (see Note 3 to the unaudited consolidated financial statements) and excludes cash and cash equivalents of MPLX of $24 million.
Because of the alternatives available to us, including internally generated cash flow and access to capital markets and a commercial paper program, we believe that our short-term and long-term liquidity is adequate to fund not only our current operations, but also our near-term and long-term funding requirements, including capital spending programs, dividend payments, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies. We did not repurchase shares during the three months ended March 31, 2021. The timing and amount of future repurchases will depend upon several factors, including market and business conditions, and such repurchases may be initiated, suspended or discontinued at any time.
Additionally, we have recorded an income tax receivable within other current assets in our balance sheet of approximately $2.1 billion which is expected to be received during the second half of 2021.
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At March 31, 2021, we had $1.72 billion outstanding under the commercial paper program, which matures on various dates in the second quarter of 2021.
The MPC credit agreements and our trade receivables facility contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreements requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of March 31, 2021, we were in compliance with the covenants contained in the MPC bank revolving credit facility and our trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.40 to 1.00.
Our intention is to maintain an investment-grade credit profile. As of April 20, 2021, the credit ratings on our senior unsecured debt are as follows.

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
MPLX
MPLX’s liquidity totaled $4.19 billion at March 31, 2021 consisting of:

	March 31, 2021
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility	$3,500	$835	$2,665
MPC Intercompany Loan Agreement	1,500	—	1,500
Total	$5,000	$835	$4,165
Cash and cash equivalents			24
Total liquidity			$4,189
The MPLX credit agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of March 31, 2021, MPLX was in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.8 to 1.0.
Our intention is to maintain an investment-grade credit profile for MPLX. As of April 20, 2021, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
See Item 8. Financial Statements and Supplementary Data – Note 17 for further discussion of MPLX’s debt.

Capital Requirements
Capital Investment Plan
MPC's capital investment plan for 2021 totals approximately $1.4 billion for capital projects and investments, excluding capitalized interest, potential acquisitions and MPLX’s capital investment plan. MPC’s capital investment plan includes all of the planned capital spending for Refining & Marketing and Corporate, as well as a portion of the planned capital investments in Midstream and Speedway’s capital spending for the first quarter of 2021, which is now reported separately as discontinued operations. The remainder of the planned capital spending for Midstream reflects the capital investment plan for MPLX, which totals $1.0 billion excluding project reimbursements paid by MPC to MPLX and return of capital from MPLX’s joint venture partners. We continuously evaluate our capital investment plan and make changes as conditions warrant.
Capital expenditures and investments for MPC and MPLX are summarized below.

	Three Months Ended March 31,
(In millions)	2021	2020
Capital expenditures and investments:(a)
MPC continuing operations, excluding MPLX
Refining & Marketing	$134	$470
Midstream - Other	16	76
Corporate and Other(b)	21	27
Total MPC continuing operations, excluding MPLX	$171	$573

MPC discontinued operations - Speedway	$103	$65

Midstream - MPLX	$122	$398
(a)    Capital expenditures exclude changes in capital accruals.
(b)    Excludes capitalized interest of $14 million and $29 million for the three months ended March 31, 2021 and 2020, respectively.
Capital expenditures and investments in affiliates during the three months ended March 31, 2021 were primarily for Midstream and Refining & Marketing segment projects.
Other Capital Requirements
During the three months ended March 31, 2021, we contributed $226 million to our funded pension plans. We may choose to make additional contributions to our pension plans.
On April 28, 2021, our board of directors approved a dividend of $0.58 per share on common stock. The dividend is payable June 10, 2021, to shareholders of record as of the close of business on May 19, 2021.
As of March 31, 2021, $93 million of restructuring expenses were accrued as restructuring reserves in our consolidated balance sheet. We expect cash payments for the remaining exit and disposal costs reserve to occur through 2024.
We may, from time to time, repurchase our senior notes in the open market, in tender offers, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.

Share Repurchases
We did not repurchase shares during the three months ended March 31, 2021 and March 31, 2020, which has helped preserve our liquidity during the COVID-19 pandemic. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be initiated, suspended or discontinued at any time. Since January 1, 2012, our board of directors has approved $18.0 billion in total share repurchase authorizations and we have repurchased a total of $15.05 billion of our common stock, leaving $2.96 billion available for repurchases at March 31, 2021.
During the three months ended March 31, 2021, 6,272,981 MPLX common units had been repurchased at an average cost per unit of $24.78. Total cash paid for units repurchased during the three months ended March 31, 2021 was $155 million. As of March 31, 2021, MPLX had agreements to acquire 291,400 additional common units for $7 million, which settled in early April 2021. As of March 31, 2021, $812 million remained outstanding on the program for future purchases.
We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans.
Contractual Cash Obligations
As of March 31, 2021, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first three months of 2021, our long-term debt commitments increased approximately $620 million primarily due to borrowings under the MPC revolving credit facility and commercial paper program and the MPLX revolving credit facility, partially offset by the repayment of $1.0 billion of MPC senior notes and the redemption of $750 million of MPLX senior notes.
There were no other material changes to our contractual cash obligations outside the ordinary course of business since December 31, 2020.
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
There have been no significant changes to our environmental matters and compliance costs during the three months ended March 31, 2021.
CRITICAL ACCOUNTING ESTIMATES
As of March 31, 2021, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.
ACCOUNTING STANDARDS NOT YET ADOPTED
We have not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020.
See Notes 15 and 16 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table includes the composition of net gains and losses on our commodity derivative positions as of March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
(In millions)	2021	2020
Realized gain (loss) on settled derivative positions	$(76)	$2
Unrealized gain on open net derivative positions	1	213
Net gain (loss)	$(75)	$215
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at March 31, 2021.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2021 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of March 31, 2021
Crude	$(38)	$(96)	$38	$96
Refined products	1	4	(1)	(4)
Blending products	10	25	(10)	(25)
Soybean oil	(13)	(32)	13	32
Embedded derivatives	(7)	(17)	7	17
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2021 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of March 31, 2021 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of March 31, 2021(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended March 31, 2021(c)
Long-term debt
Fixed-rate	$30,195	$2,648	n/a
Variable-rate	4,852	n/a	8
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2021.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the three months ended March 31, 2021.
At March 31, 2021, our portfolio of long-term debt was comprised of fixed-rate instruments and variable-rate borrowings. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2021, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Litigation
Tesoro High Plains Pipeline
In early July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. THPP appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15 covering all 34 tracts at issue. On December 15, the Regional Director of the BIA issued a new trespass notice to THPP consistent with the Assistant Secretary - Indian Affairs order vacating the prior trespass order. The new order found that THPP was in trespass and assessed trespass damages of approximately $4 million (including interest). The order also required THPP to immediately cease and desist use of the portion of the pipeline that crosses the property at issue. The new order was appealed, and was upheld by the Assistant Secretary - Indian Affairs. THPP has complied with the Regional Director’s December 15, 2020 notice. On February 12, 2021, landowners filed suit in the U.S. District Court for the District of North Dakota (the “District of North Dakota”) against THPP, the Department of the Interior, the Assistant Secretary - Indian Affairs, the Interior Board of Indian Appeals and the BIA, requesting, among other things, that decisions by the Assistant Secretary - Indian Affairs and the Interior Board of Indian Appeals be vacated as to the award of damages to plaintiffs. In March 2021, THPP received a copy of an order purporting to vacate all orders related to THPP’s alleged trespass issued by the BIA between July 2, 2020 and January 14, 2021. The order directs the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order, if necessary, after all interested parties have had an opportunity to be heard. Subsequently, landowners voluntarily dismissed the suit filed in the District of North Dakota. On April 23, 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA challenging the March order purporting to vacate all previous orders related to THPP’s alleged trespass.
MPLX continues to work towards a settlement of this matter with holders of the property rights at issue.
Climate Change
On April 26, 2021, Anne Arundel County, Maryland, filed suit in the Circuit Court for Anne Arundel County, Maryland, against 26 energy industry defendants, including MPC and Speedway. The claims made in this lawsuit are substantially similar to those made in MPC’s previously disclosed climate change litigation.
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
There have been no material changes to the environmental proceedings previously disclosed in our Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended March 31, 2021, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
01/01/2021-01/31/2021	61	$41.26	—	$2,954,604,016
02/01/2021-02/28/2021	440	43.19	—	$2,954,604,016
03/01/2021-03/31/2021	—	—	—	$2,954,604,016
Total	501	42.96	—
(a)The amounts in this column include 61, 440 and 0 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in January, February and March, respectively.
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

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1†	Agreement and Plan of Merger, dated as of April 29, 2018, by and among MPC, Andeavor, Mahi Inc. and Mahi LLC	8-K	2.1	4/30/2018	001-35054
2.2	Amendment to Agreement and Plan of Merger, dated as of July 3, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	S-4/A	2.2	7/5/2018	333-225244
2.3	Second Amendment to Agreement and Plan of Merger, dated as of September 18, 2018, by and among Andeavor, MPC, Mahi Inc. and Mahi LLC	8-K	2.1	9/18/2018	001-35054
2.4†	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35054
2.5†	Purchase and Sale Agreement, dated as of August 2, 2020, by and between MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.	8-K	2.1	8/3/2020	001-35054
2.6	Amendment to Purchase and Sale Agreement, dated as of October 16, 2020, by and among MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.	10-K	2.7	2/26/2021	001-35054
10.1	Marathon Petroleum Executive Deferred Compensation Plan, effective January 1, 2021	10-K	10.73	2/26/2021	001-35054
10.2	Marathon Petroleum Executive Deferred Compensation Plan Adoption Agreement, effective January 1, 2021	10-K	10.74	2/26/2021	001-35054
3.1	Restated Certificate of Incorporation of MPC, dated October 1, 2018	8-K	3.2	10/1/2018	001-35054
3.2	Amended and Restated Bylaws of MPC dated February 27, 2019	10-K	3.2	2/28/2019	001-35054
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†    The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2021	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Senior Vice President and Controller