Form 10-Q
period 2021-06-30
Marathon Petroleum Corp
filed 2021-08-04
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 638,202,178 shares of Marathon Petroleum Corporation common stock outstanding as of July 30, 2021.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues and other income:
Sales and other operating revenues	$29,615	$12,195	$52,326	$34,399
Income (loss) from equity method investments(a)	93	79	184	(1,154)
Net gain on disposal of assets	—	2	3	5
Other income	119	24	196	47
Total revenues and other income	29,827	12,300	52,709	33,297
Costs and expenses:
Cost of revenues (excludes items below)	27,177	11,502	48,261	31,844
LCM inventory valuation adjustment	—	(1,470)	—	1,715
Impairment expense	—	25	—	7,847
Depreciation and amortization	871	833	1,715	1,696
Selling, general and administrative expenses	625	665	1,200	1,407
Other taxes	189	170	351	368
Total costs and expenses	28,862	11,725	51,527	44,877
Income (loss) from continuing operations	965	575	1,182	(11,580)
Net interest and other financial costs	372	341	725	673
Income (loss) from continuing operations before income taxes	593	234	457	(12,253)
Provision (benefit) for income taxes on continuing operations	5	150	39	(1,801)
Income (loss) from continuing operations, net of tax	588	84	418	(10,452)
Income from discontinued operations, net of tax	8,214	192	8,448	510
Net income (loss)	8,802	276	8,866	(9,942)
Less net income (loss) attributable to:
Redeemable noncontrolling interest	21	21	41	41
Noncontrolling interests	269	246	555	(758)
Net income (loss) attributable to MPC	$8,512	$9	$8,270	$(9,225)

Per share data (See Note 9)
Basic:
Continuing operations	$0.46	$(0.28)	$(0.27)	$(15.00)
Discontinued operations	12.63	0.29	12.98	0.79
Net income (loss) per share	$13.09	$0.01	$12.71	$(14.21)

Weighted average shares outstanding	650	650	651	649
Diluted:
Continuing operations	$0.45	$(0.28)	$(0.27)	$(15.00)
Discontinued operations	12.55	0.29	12.98	0.79
Net income (loss) per share	$13.00	$0.01	$12.71	$(14.21)

Weighted average shares outstanding	654	650	651	649
(a) The three and six months ended June 30, 2021 and the six months ended June 30, 2020 includes impairment expense. See Note 6 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2021	2020	2021	2020
Net income (loss)	$8,802	$276	$8,866	$(9,942)
Other comprehensive income (loss):
Defined benefit plans:
Actuarial changes, net of tax of $61, $—, $64 and $1, respectively	183	(1)	192	3
Prior service, net of tax of $(2), $(3), $(5) and $(6), respectively	(8)	(8)	(16)	(17)
Other, net of tax of $(2), $(1), $(2) and $(1), respectively	(4)	(1)	(4)	(2)
Other comprehensive income (loss)	171	(10)	172	(16)
Comprehensive income (loss)	8,973	266	9,038	(9,958)
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	21	21	41	41
Noncontrolling interests	269	246	555	(758)
Comprehensive income (loss) attributable to MPC	$8,683	$(1)	$8,442	$(9,241)
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions of dollars, except share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$11,839	$415
Short-term investments	5,418	—
Receivables, less allowance for doubtful accounts of $44 and $18, respectively	9,771	5,760
Inventories	8,879	7,999
Other current assets	2,685	2,724
Assets held for sale	—	11,389
Total current assets	38,592	28,287
Equity method investments	5,424	5,422
Property, plant and equipment, net	37,996	39,035
Goodwill	8,256	8,256
Right of use assets	1,500	1,521
Other noncurrent assets	2,532	2,637
Total assets	$94,300	$85,158
Liabilities
Current liabilities:
Accounts payable	$12,170	$7,803
Payroll and benefits payable	651	732
Accrued taxes	5,219	1,105
Debt due within one year	70	2,854
Operating lease liabilities	473	497
Other current liabilities	929	822
Liabilities held for sale	—	1,850
Total current liabilities	19,512	15,663
Long-term debt	28,250	28,730
Deferred income taxes	5,704	6,203
Defined benefit postretirement plan obligations	1,850	2,121
Long-term operating lease liabilities	1,020	1,014
Deferred credits and other liabilities	1,271	1,207
Total liabilities	57,607	54,938
Commitments and contingencies (see Note 24)
Redeemable noncontrolling interest	968	968
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 983 million and 980 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 345 million and 329 million shares	(16,147)	(15,157)
Additional paid-in capital	33,238	33,208
Retained earnings	12,160	4,650
Accumulated other comprehensive loss	(340)	(512)
Total MPC stockholders’ equity	28,921	22,199
Noncontrolling interests	6,804	7,053
Total equity	35,725	29,252
Total liabilities, redeemable noncontrolling interest and equity	$94,300	$85,158
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Millions of dollars)	2021	2020
Operating activities:
Net income (loss)	$8,866	$(9,942)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	41	30
Impairment expense	—	7,847
Depreciation and amortization	1,715	1,696
LCM inventory valuation adjustment	—	1,715
Pension and other postretirement benefits, net	(34)	102
Deferred income taxes	(49)	(529)
Net gain on disposal of assets	(3)	(5)
(Income) loss from equity method investments	(184)	1,154
Distributions from equity method investments	303	275
Income from discontinued operations	(8,448)	(510)
Changes in income tax receivable	20	(1,150)
Net recognized (gains) losses on investments and derivatives	(1)	23
Changes in operating assets and liabilities, net of effects of businesses acquired:
Current receivables	(3,947)	3,095
Inventories	(880)	415
Current accounts payable and accrued liabilities	4,477	(5,188)
Right of use assets and operating lease liabilities, net	4	—
All other, net	(79)	(48)
Cash provided by (used in) operating activities - continuing operations	1,801	(1,020)
Cash provided by operating activities - discontinued operations	33	790
Net cash provided by (used in) operating activities	1,834	(230)
Investing activities:
Additions to property, plant and equipment	(606)	(1,696)
Disposal of assets	81	58
Investments – acquisitions and contributions	(113)	(383)
– redemptions, repayments and return of capital	3	118
Purchases of short-term investments	(5,417)	—
All other, net	220	19
Cash used in investing activities - continuing operations	(5,832)	(1,884)
Cash provided by (used in) investing activities - discontinued operations	21,235	(193)
Net cash provided by (used in) investing activities	15,403	(2,077)
Financing activities:
Commercial paper – issued	7,414	—
– repayments	(8,437)	—
Long-term debt – borrowings	10,775	9,672
– repayments	(13,056)	(6,388)
Debt issuance costs	—	(24)
Issuance of common stock	53	6
Common stock repurchased	(984)	—
Dividends paid	(760)	(755)
Distributions to noncontrolling interests	(613)	(620)
Repurchases of noncontrolling interests	(310)	—
All other, net	(36)	(20)
Net cash provided by (used in) financing activities	(5,954)	1,871
Net change in cash, cash equivalents and restricted cash	$11,283	$(436)

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Millions of dollars)	2021	2020
Cash, cash equivalents and restricted cash balances:
Continuing operations - beginning of period	$416	$1,395
Discontinued operations - beginning of period(a)	140	134
Less: Discontinued operations - end of period(a)	—	127
Continuing operations - end of period	$11,839	$966
(a)Reported as assets held for sale on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	980	$10	(329)	$(15,157)	$33,208	$4,650	$(512)	$7,053	$29,252	$968
Net income (loss)	—	—	—	—	—	(242)	—	286	44	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(379)	—	—	(379)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(300)	(300)	(20)
Other comprehensive income	—	—	—	—	—	—	1	—	1	—
Stock based compensation	1	—	—	(1)	18	—	—	—	17	—
Equity transactions of MPLX	—	—	—	—	(4)	—	—	(120)	(124)	—
Balance as of March 31, 2021	981	$10	(329)	$(15,158)	$33,222	$4,029	$(511)	$6,919	$28,511	$968
Net income	—	—	—	—	—	8,512	—	269	8,781	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(381)	—	—	(381)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(272)	(272)	(21)
Other comprehensive income	—	—	—	—	—	—	171	—	171	—
Shares repurchased	—	—	(16)	(984)	—	—	—	—	(984)	—
Stock based compensation	2	—	—	(5)	50	—	—	2	47	—
Equity transactions of MPLX	—	—	—	—	(34)	—	—	(114)	(148)	—
Balance as of June 30, 2021	983	$10	(345)	$(16,147)	$33,238	$12,160	$(340)	$6,804	$35,725	$968

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	978	$10	(329)	$(15,143)	$33,157	$15,990	$(320)	$8,445	$42,139	$968
Net income (loss)	—	—	—	—	—	(9,234)	—	(1,004)	(10,238)	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(377)	—	—	(377)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(300)	(300)	(20)
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)	—
Stock based compensation	1	—	—	(2)	17	—	—	1	16	—
Equity transactions of MPLX	—	—	—	—	(5)	—	—	(2)	(7)	—
Other	—	—	—	—	—	1	—	—	1	—
Balance as of March 31, 2020	979	$10	(329)	$(15,145)	$33,169	$6,380	$(326)	$7,140	$31,228	$968
Net income	—	—	—	—	—	9	—	246	255	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(380)	—	—	(380)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(279)	(279)	(21)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)	—
Stock based compensation	—	—	—	(4)	31	—	—	3	30	—
Equity transactions of MPLX	—	—	—	—	8	—	—	(2)	6	—
Other	—	—	—	—	—	(1)	—	—	(1)	—
Balance as of June 30, 2020	979	$10	(329)	$(15,149)	$33,208	$6,008	$(336)	$7,108	$30,849	$968
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
On May 14, 2021, we completed the sale of Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven, Inc. (“7-Eleven”). Speedway’s results are reported separately as discontinued operations, net of tax, in our consolidated statements of income for all periods presented and its assets and liabilities are presented in our consolidated balance sheets as assets and liabilities held for sale as of December 31, 2020. In addition, we separately disclosed the operating and investing cash flows of Speedway as discontinued operations within our consolidated statements of cash flow. See Note 4 for discontinued operations disclosures.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.
In accordance with ASC 205, Discontinued Operations, intersegment sales from our Refining & Marketing segment to Speedway are no longer eliminated as intercompany transactions and are now presented within sales and other operating revenue, since we continue to supply fuel to Speedway subsequent to the sale to 7-Eleven. All periods presented have been retrospectively adjusted through the sale date of May 14, 2021 to reflect this change. Additionally, beginning August 2, 2020, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for Speedway’s property, plant and equipment, finite-lived intangible assets and right of use lease assets.
During the second quarter of 2021, we invested a significant portion of the Speedway sale proceeds in investment grade debt, commercial paper and certificates of deposit with maturities greater than three months. As a result, we have updated our accounting policies for short-term investments and fair value as disclosed below:
Short-Term Investments
Investments with a maturity date greater than three months that we intend to convert to cash or cash equivalents within a year or less are classified as short-term investments in our consolidated balance sheets. Additionally, in accordance with ASC 320, Investments - Debt Securities, we have classified all short-term investments as of June 30, 2021 as available-for-sale securities and changes in fair market value are reported in other comprehensive income.
Fair Value
We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
•Level 1 – inputs are based upon unadjusted quoted prices for identical instruments in active markets. Our Level 1 derivative assets and liabilities include exchange-traded contracts for crude oil and refined products measured at fair value with a market approach using the close-of-day settlement prices for the market. Commodity derivatives are covered under master netting agreements with an unconditional right to offset. Collateral deposits in futures commission merchant accounts covered by master netting agreements related to Level 1 commodity derivatives are classified as Level 1.
•Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, and forward and spot prices for currencies. Our Level 2 investments include commercial paper, certificates of deposit, time deposits and corporate notes and bonds. Our Level 2 derivative assets and liabilities primarily include certain OTC contracts.
•Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 assets and liabilities include goodwill, long-lived assets and intangible assets, when they are recorded at fair value due to an impairment charge and an embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at June 30, 2021 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.64 to $1.59 per gallon with a weighted average of $0.81 per gallon and (2) the probability of renewal of 100 percent for the first and second five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.
2. ACCOUNTING STANDARDS
Recently Adopted
We adopted the following ASU during the first six months of 2021, which did not have a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	January 1, 2021
3. SHORT-TERM INVESTMENTS
Investments Components
The components of investments were as follows:

	June 30, 2021
(In millions)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$8,378	$—	$—	$8,378	$3,907	$4,471
Certificates of deposit and time deposits	Level 2	4,501	—	—	4,501	3,625	876
U.S. government securities	Level 1	50	—	—	50	50	—
Corporate notes and bonds	Level 2	248	—	—	248	177	71
Total available-for-sale debt securities		$13,177	$—	$—	$13,177	$7,759	$5,418
Cash					4,080	4,080	—
Total					$17,257	$11,839	$5,418
Our investment policy includes concentration limits and credit rating requirements which limits our investments to high quality, short term and highly liquid securities.
Unrealized losses on debt investments held from May 14, 2021 to June 30, 2021 were not material. Realized gains/losses were not material. All of our available-for-sale debt securities held as of June 30, 2021 mature within one year or less.

4. DISCONTINUED OPERATIONS
On May 14, 2021, we completed the sale of Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven for cash proceeds of approximately $21.38 billion. After-tax proceeds were approximately $17.22 billion. This transaction resulted in a pretax gain of $11.68 billion ($8.02 billion after income taxes) after deducting the book value of the net assets and certain other adjustments.
The Speedway sale gain is accounted for as a discrete item within the discontinued operations income tax provision and includes a current tax provision of $4.16 billion and a deferred income tax benefit of $497 million due to the reversal of MPC’s deferred tax liabilities related to Speedway.
The proceeds and related Speedway sale gain may be adjusted in future periods based on provisions of the purchase and sale agreement that allow for adjustments of working capital amounts and other miscellaneous items subsequent to transaction closing date of May 14, 2021.
Results of operations for Speedway are reflected through the close of the sale. The following table presents Speedway results and the gain on sale as reported in income from discontinued operations, net of tax, within our consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Revenues, other income and net gain on disposal of assets:
Revenues and other income	$3,081	$4,147	$8,420	$9,706
Net gain on disposal of assets	11,682	—	11,682	1
Total revenues, other income and net gain on disposal of assets	14,763	4,147	20,102	9,707
Costs and expenses:
Cost of revenues (excludes items below)	2,748	3,524	7,654	8,480
LCM inventory valuation adjustment	—	(10)	—	25
Depreciation and amortization	1	102	3	201
Selling, general and administrative expenses	48	81	121	160
Other taxes	24	44	75	97
Total costs and expenses	2,821	3,741	7,853	8,963
Income from operations	11,942	406	12,249	744
Net interest and other financial costs	2	4	6	10
Income before income taxes	11,940	402	12,243	734
Provision for income taxes	3,726	210	3,795	224
Income from discontinued operations, net of tax	$8,214	$192	$8,448	$510

Separation Agreements
We have entered into various 15-year fuel supply agreements through which we continue to supply fuel to Speedway.
5. MASTER LIMITED PARTNERSHIP
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of June 30, 2021, we owned approximately 63 percent of the outstanding MPLX common units.
Unit Repurchase Program
On November 2, 2020, MPLX announced its board authorized a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public.

During the six months ended June 30, 2021, 11,929,998 MPLX common units were repurchased at an average cost per unit of $26.02. Total cash paid for units repurchased during the six months ended June 30, 2021 was $310 million. As of June 30, 2021, MPLX had agreements to acquire 126,293 additional common units for $4 million, which settled in early July 2021. As of June 30, 2021, $657 million remained available under the authorization for future unit repurchases.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Six Months Ended June 30,
(In millions)	2021	2020
Increase (decrease) due to issuance/(repurchase) of MPLX common units	$(76)	$4
Tax impact	38	(1)
Increase (decrease) in MPC's additional paid-in capital, net of tax	$(38)	$3
6. IMPAIRMENTS
In the second quarter of 2021, we recognized impairment expense within our Midstream segment related to the anticipated divestiture and closure of certain assets as detailed in the table below.
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
The table below provides information related to the impairments recognized, along with the location of these impairments within consolidated statement of income.

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Income Statement Line	2021	2020	2021	2020
Goodwill	Impairment expense	$—	$—	$—	$7,330
Equity method investments	Income (loss) from equity method investments	13	—	13	1,315
Long-lived assets	Impairment expense	—	25	—	517
Long-lived assets	Depreciation and amortization	43	—	43	—
Total impairments		$56	$25	$56	$9,162

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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our balance sheets.

(In millions)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$8	$15
Receivables, less allowance for doubtful accounts	546	478
Inventories	126	118
Other current assets	46	67
Assets held for sale	—	188
Equity method investments	4,033	4,036
Property, plant and equipment, net	20,352	21,418
Goodwill	7,657	7,657
Right of use assets	297	309
Other noncurrent assets	958	1,006
Liabilities
Accounts payable	$495	$468
Payroll and benefits payable	6	4
Accrued taxes	83	76
Debt due within one year	1	764
Operating lease liabilities	63	63
Liabilities held for sale	—	101
Other current liabilities	298	297
Long-term debt	19,234	19,375
Deferred income taxes	11	12
Long-term operating lease liabilities	232	244
Deferred credits and other liabilities	507	437
8. RELATED PARTY TRANSACTIONS
Transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Sales to related parties	$11	$20	$54	$50
Purchases from related parties	219	158	422	353
Sales to related parties, which are included in sales and other operating revenues, consist primarily of refined product sales to certain of our equity affiliates.
Purchases from related parties are included in cost of revenues. We obtain utilities, transportation services and purchase ethanol from certain of our equity affiliates.
9. EARNINGS (LOSS) PER SHARE
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Income (loss) from continuing operations, net of tax	$588	$84	$418	$(10,452)
Less: Net income (loss) attributable to noncontrolling interest	290	267	596	(717)
Net income allocated to participating securities	—	—	—	—
Income (loss) from continuing operations available to common stockholders	298	(183)	(178)	(9,735)
Income from discontinued operations, net of tax	8,214	192	8,448	510
Income (loss) available to common stockholders	$8,512	$9	$8,270	$(9,225)

Weighted average common shares outstanding:
Basic	650	650	651	649
Effect of dilutive securities	4	—	—	—
Diluted	654	650	651	649

Income (loss) available to common stockholders per share:
Basic:
Continuing operations	$0.46	$(0.28)	$(0.27)	$(15.00)
Discontinued operations	12.63	0.29	12.98	0.79
Net income (loss) per share	$13.09	$0.01	$12.71	$(14.21)
Diluted:
Continuing operations	$0.45	$(0.28)	$(0.27)	$(15.00)
Discontinued operations	12.55	0.29	12.98	0.79
Net income (loss) per share	$13.00	$0.01	$12.71	$(14.21)
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Shares issuable under stock-based compensation plans	3	9	8	11
10. EQUITY
In connection with the Speedway sale, our board of directors approved an additional $7.1 billion share repurchase authorization bringing total share repurchase authorizations to $10.0 billion prior to the June tender of shares discussed below. The authorization has no expiration date.
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
On June 15, 2021, MPC completed a modified Dutch auction tender offer, purchasing 15,573,365 shares of its common stock at a purchase price of $63.00 per share, for an aggregate purchase price of approximately $981 million, excluding fees and expenses related to the tender offer. As of June 30, 2021, MPC has $9.02 billion remaining under its share repurchase authorizations.

11. SEGMENT INFORMATION
We have two reportable segments: Refining & Marketing and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.
•Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market and to independent entrepreneurs who operate primarily Marathon® branded outlets, through long-term fuel supply contracts with direct dealers who operate locations mainly under the ARCO® brand.
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

The following reconciles segment income (loss) from operations to income (loss) from continuing operations before income taxes as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Refining & Marketing	$224	$(1,544)	$(374)	$(2,041)
Midstream	977	869	1,949	1,774
Segment income (loss) from operations	1,201	(675)	1,575	(267)
Corporate	(180)	(195)	(337)	(428)
Items not allocated to segments:
Transaction-related costs(a)	—	—	—	(8)
Impairments(b)	(56)	(25)	(56)	(9,162)
LCM inventory valuation adjustment	—	1,470	—	(1,715)
Income (loss) from continuing operations	965	575	1,182	(11,580)
Net interest and other financial costs	372	341	725	673
Income (loss) from continuing operations before income taxes	$593	$234	$457	$(12,253)
(a)Includes costs incurred in connection with the Midstream strategic review. Costs incurred in connection with the Speedway separation are included in discontinued operations. See Note 4.
(b)Includes impairment of goodwill, equity method investments and long lived assets. See Note 6 for additional information.

The following reconciles segment depreciation and amortization to total depreciation and amortization as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Refining & Marketing	$466	$463	$944	$936
Midstream	331	330	665	675
Segment depreciation and amortization	797	793	1,609	1,611
Corporate	74	40	106	85
Total depreciation and amortization	$871	$833	$1,715	$1,696

The following reconciles segment revenues to sales and other operating revenues as reported in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Refining & Marketing
Revenues from external customers(a)	$28,554	$11,387	$50,215	$32,671
Intersegment revenues	30	4	58	29
Refining & Marketing segment revenues	28,584	11,391	50,273	32,700
Midstream
Revenues from external customers(a)	1,061	808	2,111	1,728
Intersegment revenues	1,248	1,165	2,447	2,406
Midstream segment revenues	2,309	1,973	4,558	4,134
Total segment revenues	30,893	13,364	54,831	36,834
Less: intersegment revenues	1,278	1,169	2,505	2,435
Sales and other operating revenues	$29,615	$12,195	$52,326	$34,399
(a)Includes Refining & Marketing intercompany sales to Speedway prior to May 14, 2021 and related party sales. See Notes 4 and 8 for additional information.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Refining & Marketing	$176	$271	$310	$741
Midstream	178	425	316	899
Segment capital expenditures and investments	354	696	626	1,640
Less investments in equity method investees	62	214	113	383
Plus:
Corporate	23	18	44	45
Capitalized interest	16	27	30	56
Total capital expenditures(a)	$331	$527	$587	$1,358
(a)Includes changes in capital expenditure accruals. See Note 21 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the six months ended June 30, 2021 and 2020 as reported in the consolidated statements of cash flows.

12. NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Interest income	$(2)	$(2)	$(3)	$(8)
Interest expense	337	371	688	726
Interest capitalized	(19)	(34)	(36)	(71)
Pension and other postretirement non-service costs(a)	56	(1)	56	(4)
Other financial costs	—	7	20	30
Net interest and other financial costs	$372	$341	$725	$673
(a)See Note 23.
13. INCOME TAXES
We recorded a combined federal, state and foreign income tax provision of $5 million and $39 million for the three and six months ended June 30, 2021, respectively, which was lower than the tax computed at the U.S. statutory rate primarily due to permanent tax differences related to income attributable to noncontrolling interests.
We recorded a combined federal, state and foreign income tax provision of $150 million for the three months ended June 30, 2020, which was higher than the tax computed at the U.S. statutory rate primarily due to impacts attributable to noncontrolling interests, state taxes and the tax rate differential resulting from the expected net operating loss (“NOL”) carryback provided under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We recorded a combined federal, state and foreign income tax benefit of $1,801 million for the six months ended June 30, 2020, which was lower than the tax computed at the U.S. statutory rate primarily due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges, partially offset by the tax rate differential resulting from the expected NOL carryback provided under the CARES Act. Additionally, our non-controlling interest in MPLX generally provides an effective tax rate benefit since the tax associated with those ownership interests is paid by those interests, but this benefit was lower for the six months ended June 30, 2020 due to impairment charges recorded by MPLX.
A reconciliation of the continuing operations tax provision (benefit) in dollars as determined using the federal statutory income tax rate applied to income (loss) before income taxes to the provision (benefit) for income taxes is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Tax computed at statutory rate	$125	$49	$96	$(2,573)
State and local income taxes, net of federal income tax effects	13	28	22	(216)
Goodwill impairment	—	—	—	1,157
Noncontrolling interests	(100)	43	(69)	144
Legislation(a)	(23)	18	(17)	(325)
Unrecognized tax benefits	2	—	16	—
Other	(12)	12	(9)	12
Total provision (benefit) for income tax from continuing operations	$5	$150	$39	$(1,801)
(a)2020 reflects the impact of the CARES Act.
On March 27, 2020, the CARES Act was enacted by Congress and signed into law by President Trump in response to the COVID-19 pandemic. The CARES Act contained a NOL carryback provision, which allowed MPC to carryback our 2020 taxable loss to 2015 and later years. The five-year NOL carryback is available for all businesses producing taxable losses in 2018 through 2020 when tax was previously paid in the carryback years. As provided by the NOL carryback statute in the CARES Act, as of June 30, 2021, we have recorded an income tax receivable of $2.1 billion in other current assets. This reflects our estimate of the refund of previously paid tax and we expect to receive nearly all of the refund during the second half of 2021. We are working with the Internal Revenue Service (“IRS”) to facilitate the refund, but we do not control the timing of this payment.

14. INVENTORIES

(In millions)	June 30, 2021	December 31, 2020
Crude oil	$2,780	$2,588
Refined products	5,178	4,478
Materials and supplies	921	933
Total	$8,879	$7,999
Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.
15. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2021			December 31, 2020
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$30,573	$14,086	$16,487	$30,306	$13,257	$17,049
Midstream	27,832	6,820	21,012	27,677	6,217	21,460
Corporate	1,389	892	497	1,356	830	526
Total	$59,794	$21,798	$37,996	$59,339	$20,304	$39,035
16. RESTRUCTURING
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
The involuntary workforce reduction plan, together with employee reductions resulting from our actions affecting the Gallup and Martinez refineries, affected approximately 2,050 employees. We recorded $172 million of restructuring expenses for separation benefits payable under our employee separation plan and certain collective bargaining agreements that we have settled in cash. Certain of the affected MPC employees provided services to MPLX. MPLX has various employee services agreements and secondment agreements with MPC pursuant to which MPLX reimburses MPC for employee costs, along with the provision of operational and management services in support of MPLX’s operations. Pursuant to such agreements, MPC was reimbursed by MPLX for $37 million of the $172 million of restructuring expenses recorded for these actions.
Restructuring expenses were accrued as restructuring reserves within accounts payable, payroll and benefits payable, other current liabilities and deferred credits and other liabilities within our consolidated balance sheets. We expect cash payments for the remaining exit and disposal costs reserve to occur through 2024.

(In millions)	Employee separation costs	Exit and disposal costs	Total
Restructuring reserve balance at September 30, 2020(a)	$158	$133	$291
Adjustments	14	5	19
Cash payments	(134)	(35)	(169)
Restructuring reserve balance at December 31, 2020	$38	$103	$141
Cash payments	(32)	(16)	(48)
Restructuring reserve balance at March 31, 2021	$6	$87	$93
Cash payments	(5)	(11)	(16)
Restructuring reserve balance at June 30, 2021	$1	$76	$77
(a)The restructuring reserve was zero until the third quarter of 2020.
17. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2021
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$340	$1	$—	$(336)	$5	$74
Liabilities:
Commodity contracts	$376	$6	$—	$(382)	$—	$—
Embedded derivatives in commodity contracts	—	—	102	—	102	—

	December 31, 2020
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$82	$6	$—	$(80)	$8	$31
Liabilities:
Commodity contracts	$81	$10	$—	$(91)	$—	$—
Embedded derivatives in commodity contracts	—	—	63	—	63	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2021, cash collateral of $46 million was netted with the mark-to-market derivative liabilities. As of December 31, 2020, cash collateral of $11 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts that are subject to master netting arrangements reflected gross on the balance sheet.

The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Beginning balance	$66	$45	$63	$60
Unrealized and realized (gains) losses included in net income	39	7	45	(7)
Settlements of derivative instruments	(3)	(1)	(6)	(2)
Ending balance	$102	$51	$102	$51

The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized losses (gains) relating to assets still held at the end of period:	$39	$6	$41	$(7)
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our fixed and floating rate long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $27.9 billion and $31.5 billion at June 30, 2021, respectively, and approximately $31.1 billion and $34.9 billion at December 31, 2020, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of June 30, 2021 and December 31, 2020 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(In millions)	June 30, 2021		December 31, 2020
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$341	$382	$88	$91
Other current liabilities(a)	—	14	—	7
Deferred credits and other liabilities(a)	—	88	—	56
(a)     Includes embedded derivatives.

The table below summarizes open commodity derivative contracts for crude oil, refined products and blending products as of June 30, 2021.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	64.2%	32,507	37,899
Refined products	87.6%	19,615	23,055
Blending products	64.9%	2,624	5,055
Soybean oil	92.8%	1,702	1,838
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 60 long and 1,460 short; Refined products - 380 long and 210 short; Blending products - 135 short
The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2021	2020	2021	2020
Sales and other operating revenues	$(5)	$(7)	$(15)	$77
Cost of revenues	(168)	(105)	(233)	26
Total	$(173)	$(112)	$(248)	$103
19. DEBT
Our outstanding borrowings at June 30, 2021 and December 31, 2020 consisted of the following:

(In millions)	June 30, 2021	December 31, 2020
Marathon Petroleum Corporation:
Commercial paper	$—	$1,024
Senior notes	8,549	9,849
Notes payable	1	1
Finance lease obligations	602	634
Total	$9,152	$11,508
MPLX LP:
Bank revolving credit facility	—	175
Senior notes	19,600	20,350
Finance lease obligations	9	11
Total	$19,609	$20,536

Total debt	$28,761	$32,044
Unamortized debt issuance costs	(144)	(154)
Unamortized (discount) premium, net	(297)	(306)
Amounts due within one year	(70)	(2,854)
Total long-term debt due after one year	$28,250	$28,730

Available Capacity under our Credit Facilities as of June 30, 2021

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	October 2023
MPC trade receivables securitization facility	100	—	—	100	—	July 2021

MPLX
MPLX bank revolving credit facility	3,500	—	—	3,500	—%	July 2024
MPC 364-Day Bank Revolving Credit Facilities
In February 2021, we elected to terminate our $1 billion unsecured 364-day revolving credit facility due in April 2021. This facility provided us with additional liquidity and financial flexibility during the then ongoing commodity price and demand downturn. There were no borrowings under this credit facility, and we determined that the incremental borrowing capacity of the facility was no longer necessary. We do not intend to replace this facility. We incurred no early termination fees as a result of the early termination of this credit agreement.
Effective June 18, 2021, we terminated our $1 billion unsecured 364-day revolving credit facility due in September 2021. There were no borrowings under this credit facility, and we determined that the incremental borrowing capacity of the facility was no longer necessary.
Trade Receivables Securitization Facility
On June 23, 2021, we reduced the capacity under our trade receivables securitization facility from $750 million to $100 million as we determined the incremental borrowing capacity of the facility was no longer necessary. This facility expired on July 16, 2021.
MPC Senior Notes
On March 1, 2021, we repaid the $1 billion outstanding aggregate principal amount of 5.125% senior notes due March 2021.
In June 2021, all of the $300 million outstanding aggregate principal amount of 5.125% senior notes due April 2024, including the portion of such notes for which Andeavor was the obligor, were redeemed at a price equal to 100.854% of the principal amount.
MPLX Senior Notes
On January 15, 2021, MPLX redeemed all the $750 million outstanding aggregate principal amount of 5.250% senior notes due January 2025, including the portion of such notes issued by ANDX, at a price equal to 102.625% of the principal amount.
On August 4, 2021, MPLX announced the intent to provide notice of the redemption of all of the $1 billion outstanding aggregate principal amount of MPLX's LIBOR plus 1.100% per annum floating rate senior notes due September 9, 2022. The notes are expected to be redeemed on September 3, 2021, at a price equal to 100 percent of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. MPLX expects to fund the redemption amount with a combination of cash on hand and borrowings under the MPLX credit agreement or the MPC intercompany loan agreement.

20. REVENUE
The following table presents our revenues from external customers disaggregated by segment and product line.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Refining & Marketing:
Refined products	$26,528	$10,268	$46,337	$30,537
Crude oil	1,866	1,003	3,312	1,878
Services and other	160	116	566	256
Total revenues from external customers	28,554	11,387	50,215	32,671
Midstream:
Refined products	304	123	586	294
Services and other	757	685	1,525	1,434
Total revenues from external customers	1,061	808	2,111	1,728
Sales and other operating revenues	$29,615	$12,195	$52,326	$34,399
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of June 30, 2021, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at June 30, 2021 include matching buy/sell receivables of $3.84 billion.
21. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(In millions)	2021	2020
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$649	$601
Net income taxes paid to taxing authorities(a)	319	6
(a)Includes income tax payments related to continuing and discontinued operations.

(In millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents(a)	$11,839	$415
Restricted cash(b)	—	1
Cash, cash equivalents and restricted cash	$11,839	$416
(a)Excludes $140 million of cash at December 31, 2020, representing Speedway store cash, which was included in assets held for sale.
(b)The restricted cash balance is included within other current assets on the consolidated balance sheets.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2021	2020
Additions to property, plant and equipment per the consolidated statements of cash flows	$606	$1,696
Decrease in capital accruals	(19)	(338)
Total capital expenditures	$587	$1,358
22. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2019	$(212)	$(116)	$1	$7	$(320)
Other comprehensive loss before reclassifications, net of tax of $(4)	(10)	(2)	—	—	(12)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(23)	—	—	—	(23)
– actuarial loss(a)	18	1	—	—	19
– settlement loss(a)	1	—	—	—	1
Other	—	—	—	(3)	(3)
Tax effect	1	—	—	1	2
Other comprehensive loss	(13)	(1)	—	(2)	(16)
Balance as of June 30, 2020	$(225)	$(117)	$1	$5	$(336)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2020	$(338)	$(181)	$1	$6	$(512)
Other comprehensive gain (loss) before reclassifications, net of tax of $44	132	1	—	(4)	129
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(23)	1	—	—	(22)
– actuarial loss(a)	24	5	—	—	29
– settlement loss(a)	49	—	—	—	49
Tax effect	(11)	(2)	—	—	(13)
Other comprehensive income (loss)	171	5	—	(4)	172
Balance as of June 30, 2021	$(167)	$(176)	$1	$2	$(340)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 23.

23. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Pension Benefits
Service cost	$72	$77	$148	$140
Interest cost	23	23	46	48
Expected return on plan assets	(29)	(31)	(62)	(65)
Amortization – prior service credit	(12)	(11)	(23)	(22)
– actuarial loss	14	9	25	17
– settlement loss	49	1	49	1
Net periodic pension benefits cost	$117	$68	$183	$119

Other Benefits
Service cost	$7	$9	$17	$18
Interest cost	8	8	15	16
Amortization – prior service cost	—	—	1	—
– actuarial loss	3	—	5	1
Net periodic other benefits cost	$18	$17	$38	$35
The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the six months ended June 30, 2021, we made contributions of $226 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $14 million and $24 million, respectively, during the six months ended June 30, 2021.
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
At both June 30, 2021 and December 31, 2020, accrued liabilities for remediation totaled $397 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $6 million and $7 million at June 30, 2021 and December 31, 2020, respectively.
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
Other Legal Proceedings
In early July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification covered the rights of way for 23 tracts of land and demanded the immediate cessation of pipeline operations. The notification also assessed trespass damages of approximately $187 million. THPP appealed this determination, which triggered an automatic stay of the requested pipeline shutdown and payment. On October 29, 2020, the Assistant Secretary - Indian Affairs issued an order vacating the BIA’s trespass order and requiring the Regional Director for the BIA Great Plains Region to issue a new decision on or before December 15, 2020 covering all 34 tracts at issue. On December 15, 2020, the Regional Director of the BIA issued a new trespass notice to THPP consistent with the Assistant Secretary - Indian Affairs order vacating the prior trespass order. The new order found that THPP was in trespass and assessed trespass damages of approximately $4 million (including interest), which has been paid. The order also required THPP to immediately cease and desist use of the portion of the pipeline that crosses the property at issue. THPP has complied with the Regional Director’s December 15, 2020 notice. On February 12, 2021, landowners filed suit in the U.S. District Court for the District of North Dakota (the “District of North Dakota”) against THPP, the Department of the Interior, the Assistant Secretary - Indian Affairs, the Interior Board of Indian Appeals and the BIA, requesting, among other things, that decisions by the Assistant Secretary - Indian Affairs and the Interior Board of Indian Appeals be vacated as to the award of damages to plaintiffs. In March 2021, THPP received a copy of an order purporting to vacate all orders related to THPP’s alleged trespass issued by the BIA between July 2, 2020 and January 14, 2021. The order directs the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order, if necessary, after all interested parties have had an opportunity to be heard. Subsequently, landowners voluntarily dismissed the suit filed in the District of North Dakota. On April 23, 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA challenging the March order purporting to vacate all previous orders related to THPP’s alleged trespass.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of June 30, 2021.
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
On July 6, 2020, the D.D.C. ordered vacatur of the easement to cross Lake Oahe during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps appealed the D.D.C.’s orders to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals issued an administrative stay while the court considered Dakota Access and the Army Corps’ emergency motion for stay pending appeal. On August 5, 2020, the Court of Appeals stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. The Court of Appeals denied a stay of the D.D.C.’s March order, which required the EIS, and further denied a stay of the D.D.C.’s July order, which vacated the easement. On January 26, 2021, the Court of Appeals upheld the D.D.C.’s order vacating the easement while the Army Corps prepares the EIS. The Court of Appeals reversed the D.D.C.’s order to the extent it directed that the pipeline be shutdown and emptied of oil. On May 21, 2021, the D.D.C. denied a renewed request for an injunction. On June 22, 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against Dakota Access. The judge noted that the plaintiffs may move to reopen the case in the event of a violation of the court’s prior orders. The pipeline remains operational.
If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. It is expected that MPLX would contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2021, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.
Crowley Ocean Partners LLC and Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Ocean Partners LLC, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of June 30, 2021, our maximum potential undiscounted payments under this agreement for debt principal totaled $114 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of June 30, 2021, our maximum potential undiscounted payments under this arrangement was $111 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $99 million as of June 30, 2021, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
Contractual Commitments and Contingencies
At June 30, 2021, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $562 million.
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
•environmental, social and governance (“ESG”) goals and targets, including those related to greenhouse gas emissions, diversity and inclusion and ESG reporting;
•our plans to achieve our ESG goals and targets and to monitor and report progress thereon;
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
•the magnitude, duration and potential resurgence of the COVID-19 pandemic and its effects, including travel restrictions, business and school closures, increased remote work, stay-at-home orders and other actions taken by individuals, government and the private sector to stem the spread of the virus;
•our ability to realize the expected benefits of the Speedway sale within the expected timeframe or at all;
•impairments;
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
•actions taken by our competitors, including pricing adjustments, the expansion and retirement of refining capacity and the expansion and retirement of pipeline capacity, processing, fractionation and treating facilities in response to market conditions;
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
Through the first six months of 2021, while demand remains below historical levels, we continue to see recovery in the environment in which our business operates, albeit in some markets and regions more or less than others. The increased availability of vaccinations and the corresponding reductions in travel and business restrictions appear to be driving increased economic activity, including the opening of many business and schools as well as more in-person interaction broadly. While we have seen improving results through the first six months of 2021, we are unable to predict the potential effects a resurgence of COVID-19 may have on our financial position and results.

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
In connection with our commitment to lower cost and strengthen the competitive position of our assets, in the third quarter of 2020 we announced strategic actions to lay a foundation for long-term success, including plans to optimize our assets and structurally lower costs in 2021 and beyond. These actions included indefinitely idling the Gallup refinery, initiating actions to strategically reposition the Martinez refinery to a renewable diesel facility and the approval of an involuntary workforce reduction plan. Our results in the first six months of 2021 reflect the favorable effects from these cost reduction actions.
Many uncertainties remain with respect to COVID-19, including its resulting economic effects, and we are unable to predict the ultimate economic impacts from COVID-19 and how quickly our U.S. and economies around the world can recover once the pandemic ultimately subsides. However, the adverse impact of the economic effects on MPC has been and may continue to be significant. We believe we have proactively addressed many of the known impacts of COVID-19 to the extent possible and will strive to continue to do so, but there can be no guarantee the measures will be fully effective.
Strategic Updates
On May 14, 2021, we completed the sale of Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven for cash proceeds of $21.38 billion. This transaction resulted in a pretax gain of $11.68 billion ($8.02 billion after income taxes) after deducting the book value of the net assets and certain other adjustments. MPC remains committed to executing its plan to use the proceeds from the sale to strengthen the balance sheet and return capital to shareholders.
In connection with the Speedway sale, our board of directors approved an additional $7.1 billion share repurchase authorization bringing total share repurchase authorizations to $10.0 billion prior to the June tender of shares discussed below.
On June 15, 2021, MPC completed a modified Dutch auction tender offer, purchasing 15,573,365 shares of its common stock at a purchase price of $63.00 per share, for an aggregate purchase price of approximately $981 million, excluding fees and expenses related to the tender offer. As of June 30, 2021, MPC has $9.02 billion remaining under its share repurchase authorizations.
During the first six months of 2021, we utilized a portion of the Speedway sale proceeds to structurally reduce debt through the following actions:
•In June of 2021,we redeemed all of the $300 million outstanding aggregate principal amount of 5.125% senior notes due April 2024.
•In May of 2021, we repaid all outstanding commercial paper borrowings, which along with cash had been used to finance the fourth quarter 2020 repayments of two senior notes with total principal of $1.13 billion.
•On March 1, 2021, we repaid the $1.0 billion outstanding aggregate principal amount of 5.125% senior notes due March 2021.
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

The Dickinson, North Dakota, renewable fuels facility began ramping operations at the end of 2020 and reached full design operating capacity by the end of the second quarter of 2021. The facility has the capacity to produce 184 million gallons per year of renewable diesel from corn and soybean oil. MPC is selling the renewable diesel into the California market to comply with the California Low Carbon Fuel Standard.
Results
Select results for continuing operations are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Income (loss) from continuing operations by segment
Refining & Marketing	$224	$(1,544)	$(374)	$(2,041)
Midstream	977	869	1,949	1,774
Corporate	(180)	(195)	(337)	(428)
Items not allocated to segments:
Transaction-related costs(a)	—	—	—	(8)
Impairments(b)	(56)	(25)	(56)	(9,162)
LCM inventory valuation adjustment	—	1,470	—	(1,715)
Income (loss) from continuing operations	965	575	1,182	(11,580)
Net interest and other financial costs	372	341	725	673
Income (loss) from continuing operations before income taxes	593	234	457	(12,253)
Provision (benefit) for income taxes on continuing operations	5	150	39	(1,801)
Income (loss) from continuing operations, net of tax	588	84	418	(10,452)
(a)    2020 includes costs incurred in connection with the Midstream strategic review.
(b)    2021 includes impairments of equity method investments and long-lived assets. 2020 includes impairment of goodwill, equity method investments and long lived assets.
Select results for discontinued operations are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Income from discontinued operations
Speedway	$283	$426	$613	$826
Transaction-related costs(a)	(23)	(30)	(46)	(57)
Gain on sale of assets	11,682	—	11,682	—
LCM inventory valuation adjustment	—	10	—	(25)
Income from discontinued operations	11,942	406	12,249	744
Net interest and other financial costs	2	4	6	10
Income from discontinued operations before income taxes	11,940	402	12,243	734
Provision for income taxes on discontinued operations	3,726	210	3,795	224
Income from discontinued operations, net of tax	$8,214	$192	$8,448	$510
(a)    Costs related to the Speedway separation.

The following table includes net income (loss) per diluted share data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) per diluted share
Continuing operations	$0.45	$(0.28)	$(0.27)	$(15.00)
Discontinued operations	12.55	0.29	12.98	0.79
Net income (loss) attributable to MPC	$13.00	$0.01	$12.71	$(14.21)
Net income (loss) attributable to MPC was $8.51 billion, or $13.00 per diluted share, in the second quarter of 2021 compared to $9 million, or $0.01 per diluted share, for the second quarter of 2020 and $8.27 billion, or $12.71 per diluted share, in the first six months of 2021 compared to $(9.23) billion, or $(14.21) per diluted share, in the first six months of 2020.
For the second quarter of 2021, the change was largely due to the gain on the sale of Speedway and increases in average refined product sales prices and volumes, partially offset by the absence of an LCM benefit recognized in the second quarter of 2020 and a partial period of income from discontinued operations due to the sale of the Speedway business on May 14, 2021.
For the first six months of 2021, the change is primarily due to the gain on the sale of Speedway, the absence of impairment expenses and an LCM inventory charge in the first six months of 2020 and increases in average refined product sales prices and volumes, partially offset by a partial period of income from discontinued operations due to the sale of the Speedway business on May 14, 2021.
See Note 4 to the unaudited consolidated financial statements for additional information on discontinued operations.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the second quarter of 2021 as compared to the second quarter of 2020 and the first six months of 2021 compared to the first six months of 2020.
MPLX
We owned approximately 647 million MPLX common units at June 30, 2021 with a market value of $19.17 billion based on the June 30, 2021 closing price of $29.61 per common unit. On July 27, 2021, MPLX declared a quarterly cash distribution of $0.6875 per common unit payable on August 13, 2021. As a result, MPLX will make distributions totaling $705 million to its common unitholders. MPC’s portion of these distributions is approximately $445 million.
We received limited partner distributions of $890 million from MPLX in the six months ended June 30, 2021 and $904 million in the six months ended June 30, 2020.
During the six months ended June 30, 2021, 11,929,998 MPLX common units were repurchased at an average cost per unit of $26.02. Total cash paid for units repurchased during the six months ended June 30, 2021 was $310 million. As of June 30, 2021, MPLX had agreements to acquire 126,293 additional common units for $4 million, which settled in early July 2021. As of June 30, 2021, $657 million remained available under the authorization for future unit repurchases.
See Note 5 to the unaudited consolidated financial statements for additional information on MPLX.

Liquidity
Our liquidity, excluding MPLX, totaled $22.35 billion at June 30, 2021 consisting of:

	June 30, 2021
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$5,000	$1	$4,999
Trade receivables facility	100	—	100
Total	$5,100	$1	$5,099
Cash and cash equivalents and short-term investments(b)			17,249
Total liquidity			$22,348
(a)Outstanding borrowings include $1 million in letters of credit outstanding under this facility.
(b)Excludes cash and cash equivalents of MPLX of $8 million.
Effective June 18, 2021, we terminated our $1.0 billion unsecured 364-day revolving credit facility due in September 2021 and on June 23, 2021, we reduced the capacity under our trade receivables securitization facility from $750 million to $100 million. The trade receivables securitization facility expired in July of 2021, however, we plan to secure a new $100 million trade receivable facility in the third quarter of 2021.
Additionally, nearly all of our tax refund of approximately $2.1 billion is expected to be received during the second half of 2021. We are working with the IRS to facilitate the refund, but we do not control the timing of this payment.
MPLX’s liquidity totaled $4.52 billion at June 30, 2021. As of June 30, 2021, MPLX had cash and cash equivalents of $8 million, $3.5 billion available under its $3.5 billion revolving credit agreement and $1.0 billion available through its intercompany loan agreement with MPC.
OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment income from operations depends largely on our Refining & Marketing margin, refining operating costs, refining planned turnarounds, distribution costs, depreciation expenses and refinery throughputs.
Our Refining & Marketing margin is the difference between the prices of refined products sold and the costs of crude oil and other charge and blendstocks refined, including the costs to transport these inputs to our refineries and the costs of products purchased for resale. The crack spread is a measure of the difference between market prices for refined products and crude oil, commonly used by the industry as a proxy for the refining margin. Crack spreads can fluctuate significantly, particularly when prices of refined products do not move in the same direction as the cost of crude oil. As a performance benchmark and a comparison with other industry participants, we calculate Gulf Coast, Mid-Continent and West Coast crack spreads that we believe most closely track our operations and slate of products. The following are used for these crack spread calculations:
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
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2021	2020	Variance	2021	2020	Variance
Revenues and other income:
Sales and other operating revenues(a)	$29,615	$12,195	$17,420	$52,326	$34,399	$17,927
Income (loss) from equity method investments	93	79	14	184	(1,154)	1,338
Net gain on disposal of assets	—	2	(2)	3	5	(2)
Other income	119	24	95	196	47	149
Total revenues and other income	29,827	12,300	17,527	52,709	33,297	19,412
Costs and expenses:
Cost of revenues (excludes items below)	27,177	11,502	15,675	48,261	31,844	16,417
LCM inventory valuation adjustment	—	(1,470)	1,470	—	1,715	(1,715)
Impairment expense	—	25	(25)	—	7,847	(7,847)
Depreciation and amortization	871	833	38	1,715	1,696	19
Selling, general and administrative expenses	625	665	(40)	1,200	1,407	(207)
Other taxes	189	170	19	351	368	(17)
Total costs and expenses	28,862	11,725	17,137	51,527	44,877	6,650
Income (loss) from continuing operations	965	575	390	1,182	(11,580)	12,762
Net interest and other financial costs	372	341	31	725	673	52
Income (loss) from continuing operations before income taxes	593	234	359	457	(12,253)	12,710
Provision (benefit) for income taxes on continuing operations	5	150	(145)	39	(1,801)	1,840
Income (loss) from continuing operations, net of tax	588	84	504	418	(10,452)	10,870
Income from discontinued operations, net of tax	8,214	192	8,022	8,448	510	7,938
Net income (loss)	8,802	276	8,526	8,866	(9,942)	18,808
Less net income (loss) attributable to:
Redeemable noncontrolling interest	21	21	—	41	41	—
Noncontrolling interests	269	246	23	555	(758)	1,313
Net income (loss) attributable to MPC	$8,512	$9	$8,503	$8,270	$(9,225)	$17,495
(a)In accordance with discontinued operations accounting, Speedway sales to retail customers and net results are reflected in Income from discontinued operations, net of tax and Refining & Marketing intercompany sales to Speedway are now presented as third party sales through the close of the sale on May 14, 2021.
Second Quarter 2021 Compared to Second Quarter 2020
Net income attributable to MPC increased $8.50 billion in the second quarter of 2021 compared to the second quarter of 2020 largely due to the gain on the sale of Speedway, increases in refined product sales volumes and prices, partially offset by the absence of an LCM inventory benefit in the second quarter of 2020 and a partial period of income from discontinued operations due to the sale of the Speedway business on May 14, 2021.
Revenues and other income increased $17.53 billion primarily due to:
•increased sales and other operating revenues of $17.42 billion primarily due to increased Refining & Marketing segment average refined product sales prices of $1.06 per gallon and increased refined product sales volumes of 611 mbpd; and
•increased other income of $95 million primarily due to higher income on RIN sales.

Costs and expenses increased $17.14 billion primarily due to:
•increased cost of revenues of $15.68 billion mainly due to higher refined product raw material and crude oil costs;
•the absence of an LCM benefit of $1.47 billion resulting from a lower LCM reserve as of June 30, 2020 as compared to March 31, 2020; and
•decreased selling, general and administrative expenses of $40 million largely due to cost reductions realized from our 2020 workforce reduction and other cost control efforts.
Net interest and other financial costs increased $31 million largely due to pension settlement losses of $49 million, partially offset by decreased interest expense due to lower MPC and MPLX borrowings.
We recorded a combined federal, state and foreign income tax provision of $5 million for the three months ended June 30, 2021, which was lower than the tax computed at the U.S. statutory rate primarily due to permanent tax differences related to income attributable to noncontrolling interests. We recorded a combined federal, state and foreign income tax provision of $150 million for the three months ended June 30, 2020, which was higher than the tax computed at the U.S. statutory rate primarily due to impacts attributable to noncontrolling interests, state taxes and the tax rate differential resulting from the expected NOL carryback provided under the CARES Act.
Noncontrolling interests increased $23 million primarily due to an increase in MPLX’s net income.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net income attributable to MPC increased $17.50 billion in the first six months of 2021 compared to the first six months of 2020 primarily due to the gain on the sale of Speedway, the absence of impairment expenses and an LCM inventory charge in the first six months of 2020 and increases in average refined product sales prices and volumes, partially offset by a partial period of income from discontinued operations due to the sale of the Speedway business on May 14, 2021.
Revenues and other income increased $19.41 billion primarily due to:
•increased sales and other operating revenues of $17.93 billion primarily due to increased average refined product sales prices of $0.63 per gallon and increased Refining & Marketing segment refined product sales volumes, which increased 46 mbpd;
•increased income from equity method investments of $1.34 billion largely due to impairments of equity method investments of $1.32 billion recorded in the first six months of 2020 primarily driven by the effects of COVID-19 and the decline in commodity prices; and
•increased other income of $149 million primarily due to higher income on RIN sales.
Costs and expenses increased $6.65 billion primarily due to:
•increased cost of revenues of $16.42 billion primarily due to higher crude oil and refined product raw material costs;
•the absence of an LCM charge of $1.72 billion primarily driven by the effects of COVID-19 and the decline in commodity prices in the prior year;
•decreased impairment expense of $7.85 billion due to impairments recorded for goodwill and long-lived assets in the in the first six months of 2020 primarily driven by the effects of COVID-19 and the decline in commodity prices in the prior year; and
•decreased selling, general and administrative expenses of $207 million largely due to cost reductions realized from our 2020 workforce reduction and other cost control efforts.
Net interest and other financial costs increased $52 million largely due to pension settlement losses of $49 million.
We recorded a combined federal, state and foreign income tax provision of $39 million for the six months ended June 30, 2021, which was lower than the tax computed at the U.S. statutory rate primarily due to permanent tax differences related to income attributable to noncontrolling interests. We recorded a combined federal, state and foreign income tax benefit of $1.80 billion for the six months ended June 30, 2020, which was lower than the tax computed at the U.S. statutory rate primarily due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges, partially offset by the tax rate differential resulting from the expected NOL carryback provided under the CARES Act. Additionally, our non-controlling interest in MPLX generally provides an effective tax rate benefit since the tax associated with those ownership interests is paid by those interests, but this benefit was lower for the six months ended June 30, 2020 due to impairment charges recorded by MPLX.
Net income attributable to noncontrolling interests increased $1.31 billion primarily due to an increase in MPLX’s net income largely due to impairment expense recognized during the first six months of 2020.

Segment Results
Refining & Marketing
The following includes key financial and operating data for the second quarter of 2021 compared to the second quarter of 2020 and the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,854	2,276	2,710	2,635
Refining & Marketing margin per barrel(a)(b)	12.45	7.64	11.37	10.04
Less:
Refining operating costs per barrel, excluding winter storm effect(c)	4.59	6.13	4.86	6.06
Winter storm effect on refining operating cost(d)	—	—	0.06	—
Distribution costs per barrel	5.04	5.87	5.11	5.23
Refining planned turnaround costs per barrel	0.24	0.78	0.35	1.02
Depreciation and amortization per barrel	1.80	2.24	1.93	1.95
Plus:
Other per barrel(e)	0.08	(0.07)	0.18	(0.04)
Refining & Marketing segment income (loss) per barrel	$0.86	$(7.45)	$(0.76)	$(4.26)
Fees paid to MPLX included in distribution costs above	$3.33	$4.06	$3.49	$3.54
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

	Three Months Ended June 30,		Six Months Ended June 30,
Benchmark Spot Prices (dollars per gallon)	2021	2020	2021	2020
Chicago CBOB unleaded regular gasoline	$2.07	$0.78	$1.86	$0.99
Chicago ULSD	2.04	0.88	1.89	1.15
USGC CBOB unleaded regular gasoline	1.99	0.81	1.84	1.03
USGC ULSD	1.95	0.91	1.82	1.19
LA CARBOB	2.22	0.95	2.03	1.24
LA CARB diesel	1.99	0.97	1.89	1.30

Market Indicators (dollars per barrel)
WTI	$66.17	$28.00	$62.22	$36.82
MEH	66.90	—	63.26	—
LLS	—	30.39	—	38.95
ANS	68.51	30.57	64.85	40.72
Crack Spreads:
Mid-Continent WTI 3-2-1	$12.30	$4.72	$10.10	6.05
USGC MEH 3-2-1	7.96	—	7.32	—
USGC LLS 3-2-1	—	2.75	—	4.60
West Coast ANS 3-2-1	13.42	7.44	12.05	10.04
Blended 3-2-1(a)	10.79	4.62	9.38	6.45
Crude Oil Differentials:
Sweet	$(0.27)	$(1.70)	$(0.64)	$(1.20)
Sour	(3.09)	(3.78)	(3.10)	(4.34)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/40/20 percent in 2021. Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 38/38/24 percent in 2020. These blends are based on our refining capacity by region in each period. Beginning in the first quarter of 2021, the prompt price for USGC was transitioned from LLS to MEH.
Second Quarter 2021 Compared to Second Quarter 2020
Refining & Marketing segment revenues increased $17.19 billion primarily due to increased average refined product sales prices of $1.06 per gallon and increased refined product sales volume of 611 mbpd.
Net refinery throughputs increased 578 mbpd during the second quarter of 2021, primarily due to continuing industry recovery from the impact of COVID-19 in 2020.
Refining & Marketing segment income from operations increased $1.77 billion primarily due to higher blended crack spreads and reduced refining planned turnaround and refining operating costs.
Refining & Marketing margin was $12.45 per barrel for the second quarter of 2021 compared to $7.64 per barrel for the second quarter of 2020. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $1.3 billion on Refining & Marketing margin for the second quarter of 2021 compared to the second quarter of 2020, primarily due to higher crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $300 million on Refining & Marketing segment income in the second quarter of 2021 compared to the second quarter of 2020.

For the three months ended June 30, 2021, refining operating costs, excluding depreciation and amortization, decreased $77 million, or $1.54 per barrel, compared to the three months ended June 30, 2020 as we took actions to reduce costs in response to the economic effects of COVID-19, including idling portions of our refining capacity. The per barrel cost also decreased as a result of higher throughputs during the quarter.
Distribution costs, excluding depreciation and amortization, increased $94 million and include fees paid to MPLX of $866 million and $841 million for the second quarter of 2021 and 2020, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, decreased $0.83 per barrel as increased costs were offset by higher throughput.
Refining planned turnaround costs decreased $101 million, or $0.54 per barrel, due to the timing of turnaround activity.
Depreciation and amortization decreased $0.44 per barrel primarily due to higher throughput.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Refining & Marketing segment revenues increased $17.57 billion primarily due to increased average refined product sales prices of $0.63 per gallon and higher refined product sales volumes, which increased 46 mbpd.
Net refinery throughputs increased 75 mbpd in the first six months of 2021, primarily due to continuing industry recovery from the impact of COVID-19 in 2020.
Refining & Marketing segment loss from operations decreased $1.67 billion primarily driven by higher blended crack spreads and reduced refining operating and refining planned turnaround costs, partially offset by narrower sweet and sour differentials.
Refining & Marketing margin was $11.37 per barrel for the first six months of 2021 compared to $10.04 per barrel for the first six months of 2020. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $700 million on Refining & Marketing margin for the first six months of 2021 compared to the first six months of 2020, primarily due to higher crack spreads partially offset by narrower sweet and sour differentials. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and direct dealer fuel margin. These factors had an estimated net positive effect of approximately $100 million on Refining & Marketing segment income in the first six months of 2021 compared to the first six months of 2020.
For the six months ended June 30, 2021, refining operating costs, excluding depreciation and amortization and the winter storm effect, decreased $525 million, or $1.20 per barrel, compared to the six months ended June 30, 2020 as we took actions to reduce costs in response to the economic effects of COVID-19, including idling portions of our refining capacity.
Distribution costs, excluding depreciation and amortization, were $2.51 billion in both periods and include fees paid to MPLX of $1.71 billion and $1.70 billion for the first six months of 2021 and 2020, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, decreased $0.12 per barrel due to higher throughput.
Refining planned turnaround costs decreased $318 million, or $0.67 per barrel, due to the timing of turnaround activity.
Depreciation and amortization decreased $0.02 per barrel as increased costs were offset by higher throughput.

Supplemental Refining & Marketing Statistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	94	71	89	81
Refinery throughputs (mbpd):
Crude oil refined	2,713	2,165	2,548	2,475
Other charge and blendstocks	141	111	162	160
Net refinery throughput	2,854	2,276	2,710	2,635
Sour crude oil throughput percent	48	53	48	50
Sweet crude oil throughput percent	52	47	52	50
Refined product yields (mbpd):
Gasoline	1,436	1,114	1,380	1,301
Distillates	984	834	933	927
Propane	54	45	50	52
Feedstocks and petrochemicals	301	217	262	284
Heavy fuel oil	27	27	31	32
Asphalt	91	76	94	78
Total	2,893	2,313	2,750	2,674
Refined product export sales volumes (mbpd)(b)	231	219	237	301
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the second quarter of 2021 compared to the second quarter of 2020 and the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Midstream Revenues (a)

Q2 2021
$1,061
$1,248
$2,309
Q2 2020
$808
$1,165
$1,973
YTD 2021
$2,111
$2,447
$4,558
YTD 2020
$1,728
$2,406
$4,134
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended June 30,		Six Months Ended June 30,
Benchmark Prices	2021	2020	2021	2020
Natural Gas NYMEX HH ($ per MMBtu)	$2.97	$1.76	$2.85	$1.81
C2 + NGL Pricing ($ per gallon)(a)	$0.75	$0.34	$0.74	$0.37
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.
Second Quarter 2021 Compared to Second Quarter 2020
Midstream segment revenue and segment income from operations increased $336 million and $108 million, respectively. Results for the quarter benefited from higher revenue, primarily due to higher pipeline and terminal throughputs and higher natural gas prices, in addition to lower operating expenses.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Midstream segment revenue and segment income from operations increased $424 million and $175 million, respectively. Results benefited from higher revenue, primarily due to higher pipeline and terminal throughputs and higher natural gas prices, in addition to lower operating expenses in the first six months of 2021.

Corporate

Key Financial Information (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Corporate(a)	$(180)	$(195)	$(337)	$(428)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment.
Second Quarter 2021 Compared to Second Quarter 2020
Corporate costs decreased $15 million largely due to cost reductions realized from our 2020 workforce reduction and other cost control efforts.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Corporate costs decreased $91 million largely due to cost reductions realized from our 2020 workforce reduction and other cost control efforts.
Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Items not allocated to segments:
Transaction-related costs(a)	$—	$—	$—	$(8)
Impairments	(56)	(25)	(56)	(9,162)
LCM inventory valuation adjustment	—	1,470	—	(1,715)
Total items not allocated to segments:	(56)	1,445	(56)	(10,885)
(a)2020 includes costs incurred in connection with the Midstream strategic review. Costs incurred in 2020 in connection with the Speedway separation are included in discontinued operations. See Note 4 to the unaudited consolidated financial statements for additional information on discontinued operations.
Second Quarter 2021 Compared to Second Quarter 2020
Total items not allocated to segments included impairment expense of $56 million in the second quarter of 2021. During the second quarter of 2020, we recognized an LCM benefit of $1.47 billion and impairment expense of $25 million.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Total items not allocated to segments included impairment expense of $56 million in the first six months of 2021. During the first six months of 2020, we recorded impairment charges of approximately $9.16 billion, which includes $7.85 billion related to goodwill and long-lived assets and $1.32 billion related to equity method investments, and an LCM charge of $1.72 billion primarily driven by the effects of COVID-19 and the decline in commodity prices.
Items not allocated to segments also include transaction-related costs of $8 million for the first six months of 2020 associated with the Midstream strategic review and other related activities.

Non-GAAP Financial Measure
Management uses a financial measure to evaluate our operating performance that is calculated and presented on the basis of a methodology other than in accordance with GAAP. We believe this non-GAAP financial measure is useful to investors and analysts to assess our ongoing financial performance because, when reconciled to its most comparable GAAP financial measure, it provides improved comparability between periods through the exclusion of certain items that we believe are not indicative of our core operating performance and that may obscure our underlying business results and trends. This measure should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, and our calculation thereof may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measure we use is as follows:
Refining & Marketing Margin
Refining & Marketing margin is defined as sales revenue less the cost of refinery inputs and purchased products and excludes other items as reflected in the table below.
Reconciliation of Refining & Marketing income from operations to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Refining & Marketing income (loss) from operations(a)	$224	$(1,544)	$(374)	$(2,041)
Plus (Less):
Selling, general and administrative expenses	499	502	955	1,058
LCM inventory valuation adjustment	—	1,470	—	(1,715)
(Income) loss from equity method investments	(14)	19	(19)	22
Net gain on disposal of assets	—	1	(3)	1
Other income	(89)	(4)	(143)	(8)
Refining & Marketing gross margin	620	444	416	(2,683)
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,305	2,240	4,580	5,073
LCM inventory valuation adjustment	—	(1,470)	—	1,715
Depreciation and amortization	466	463	944	936
Gross margin excluded from Refining & Marketing margin(b)	(198)	(75)	(377)	(184)
Other income included in Refining & Marketing margin	82	—	82	—
Other taxes included in Refining & Marketing margin	(42)	(19)	(66)	(43)
Refining & Marketing margin(a)	3,233	1,583	5,579	4,814
(a)LCM inventory valuation adjustments are excluded from Refining & Marketing income from operations and Refining & Marketing margin.
(b)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance for continuing operations was approximately $11.84 billion at June 30, 2021 compared to $415 million at December 31, 2020. Cash and cash equivalents for discontinued operations was $140 million at December 31, 2020. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Six Months Ended June 30,
(In millions)	2021	2020
Net cash provided by (used in):
Operating activities	$1,834	$(230)
Investing activities	15,403	(2,077)
Financing activities	(5,954)	1,871
Total increase (decrease) in cash	$11,283	$(436)
Net cash provided by operating activities increased $2.06 billion in the first six months of 2021 compared to the first six months of 2020, primarily due to a favorable change in working capital of $1.31 billion when comparing the change in working capital in both periods and an increase in operating results. Changes in working capital exclude changes in short-term debt. The favorable continuing operations changes were partially offset by a decrease in cash provided by discontinued operations of $757 million which reflect the results of the Speedway business. The decrease in cash provided by discontinued operating cash flows is due to tax payments related to the gain on sale and working capital changes.
Changes in working capital, excluding changes in short-term debt, were a net $347 million use of cash in the first six months of 2021 compared to a net $1.66 billion use of cash in the first six months of 2020.
For the first six months of 2021, changes in working capital were a net $347 million use of cash primarily due to the effects of increasing energy commodity prices and volumes at the end of the period on working capital. Accounts payable increased primarily due to increases in crude prices and volumes. Current receivables increased primarily due to higher crude and refined product prices and volumes. Inventories increased primarily due to increases in refined product and crude inventories.
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
Net cash provided by investing activities was $15.40 billion in the first six months of 2021 compared to net cash used in investing activities of $2.08 billion in the first six months of 2020. The change from 2020 is primarily due to proceeds from the sale of Speedway of $21.38 billion and a decrease in additions to property, plant and equipment of $1.09 billion, partially offset by purchases of short-term investments of $5.42 billion.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(In millions)	2021	2020
Additions to property, plant and equipment per the consolidated statements of cash flows	$606	$1,696
Decrease in capital accruals	(19)	(338)
Total capital expenditures	587	1,358
Investments in equity method investees (excludes acquisitions)	113	383
Total capital expenditures and investments	$700	$1,741
Financing activities were a net $5.95 billion use of cash in the first six months of 2021 compared to a net $1.87 billion source of cash in the first six months of 2020.
•MPC borrowed $7.41 billion and repaid $8.44 billion under its commercial paper program in the first six months of 2021.
•Long-term debt borrowings and repayments were a net $2.28 billion use of cash in the first six months of 2021 compared to a net $3.26 billion source of cash in the first six months of 2020. During the first six months of 2021, MPC repaid $1.3 billion of senior notes, borrowed and repaid $3.65 billion under its revolving credit facility and borrowed and repaid $4.65 billion under its trade receivables facility. MPLX redeemed $750 million of senior notes and had net payments of $175 million under its revolving credit facility. During the first six months of 2020, MPC issued $2.5 billion of senior notes, borrowed and repaid $3.5 billion under its revolving credit facility, borrowed and repaid $1.18 billion under its trade receivables facility and MPLX had net borrowings of $825 million under its revolving credit facility.
•Cash used in common stock repurchases, including fees and expenses, totaled $984 million in the first six months of 2021. See the “Capital Requirements” section for further discussion of our stock repurchases.
•Repurchases of noncontrolling interests were $310 million in the first six months of 2021 related to the repurchase of MPLX common units. See Note 5 to the unaudited consolidated financial statements for further discussion of MPLX.
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
Our liquidity, excluding MPLX, totaled $22.35 billion at June 30, 2021 consisting of:

	June 30, 2021
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$5,000	$1	$4,999
Trade receivables facility	100	—	100
Total	$5,100	$1	$5,099
Cash and cash equivalents and short-term investments(b)			17,249
Total liquidity			$22,348
(a)Outstanding borrowings include $1 million in letters of credit outstanding under this facility.
(b)Excludes cash and cash equivalents of MPLX of $8 million.

On May 14, 2021, we completed the sale of Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven for cash proceeds of $21.38 billion. This transaction resulted in a pretax gain of $11.68 billion ($8.02 billion after income taxes) after deducting the book value of the net assets and certain other adjustments. We utilized a portion of the Speedway sale proceeds to structurally reduce debt and the remaining proceeds are included in our liquidity as cash and cash equivalents and short-term investments.
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
Effective June 18, 2021, we terminated our $1.0 billion unsecured 364-day revolving credit facility due in September 2021 and on June 23, 2021, we reduced the capacity under our trade receivables securitization facility from $750 million to $100 million. The trade receivables securitization facility expired in July of 2021, however, we plan to secure a new $100 million trade receivable facility in the third quarter of 2021.
Additionally, nearly all of our tax refund of approximately $2.1 billion is expected to be received during the second half of 2021. We are working with the IRS to facilitate the refund, but we do not control the timing of the payment.
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At June 30, 2021, we had no borrowings outstanding under the commercial paper program.
The MPC credit agreement contains and our trade receivables facility contained representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of June 30, 2021, we were in compliance with the covenants contained in the MPC bank revolving credit facility and our trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of less than 0.00 to 1.00.
Our intention is to maintain an investment-grade credit profile. As of June 30, 2021, the credit ratings on our senior unsecured debt are as follows.

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
The MPC credit agreement does not contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt could increase the applicable interest rates, yields and other fees payable thereunder and may limit our flexibility to obtain financing in the future, including to refinance existing indebtedness. In addition, a downgrade of our senior unsecured debt rating to below investment-grade levels could, under certain circumstances, impact our ability to purchase crude oil on an unsecured basis and could result in us having to post letters of credit under existing transportation services or other agreements.
See Note 19 to the unaudited consolidated financial statements for further discussion of our debt.

MPLX
MPLX’s liquidity totaled $4.52 billion at June 30, 2021 consisting of:

	June 30, 2021
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility	$3,500	$—	$3,500
MPC intercompany loan agreement	1,500	493	1,007
Total	$5,000	$493	$4,507
Cash and cash equivalents			8
Total liquidity			$4,515
On August 4, 2021, MPLX announced the intent to provide notice of the redemption of all of the $1 billion outstanding aggregate principal amount of MPLX's LIBOR plus 1.100% per annum floating rate senior notes due September 9, 2022. The notes are expected to be redeemed on September 3, 2021, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. MPLX expects to fund the redemption amount with a combination of cash on hand and borrowings under the MPLX credit agreement or the MPC intercompany loan agreement.
The MPLX credit agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of June 30, 2021, MPLX was in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.7 to 1.0.
Our intention is to maintain an investment-grade credit profile for MPLX. As of June 30, 2021, the credit ratings on MPLX’s senior unsecured debt are as follows.

Company	Rating Agency	Rating
MPLX	Moody’s	Baa2 (stable outlook)
	Standard & Poor’s	BBB (negative outlook)
	Fitch	BBB (stable outlook)
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
See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of MPLX’s debt.
Capital Requirements
Capital Investment Plan
MPC's capital investment plan for 2021 totals approximately $1.4 billion for capital projects and investments, excluding capitalized interest, potential acquisitions and MPLX’s capital investment plan. MPC’s capital investment plan includes all of the planned capital spending for Refining & Marketing and Corporate, as well as a portion of the planned capital investments in Midstream and Speedway’s capital spending through the close of the sale on May 14, 2021, which is now reported separately as discontinued operations. The remainder of the planned capital spending for Midstream reflects the capital investment plan for MPLX, which totals $1.0 billion, excluding project reimbursements paid by MPC to MPLX and return of capital from MPLX’s joint venture partners. We continuously evaluate our capital investment plan and make changes as conditions warrant.

Capital expenditures and investments for MPC and MPLX are summarized below.

	Six Months Ended June 30,
(In millions)	2021	2020
Capital expenditures and investments:(a)
MPC continuing operations, excluding MPLX
Refining & Marketing	$310	$741
Midstream - Other	36	158
Corporate and Other(b)	44	45
Total MPC continuing operations, excluding MPLX	$390	$944

MPC discontinued operations - Speedway	$177	$131

Midstream - MPLX	$280	$741
(a)    Capital expenditures exclude changes in capital accruals.
(b)    Excludes capitalized interest of $30 million and $56 million for the six months ended June 30, 2021 and 2020, respectively.
Capital expenditures and investments in affiliates during the six months ended June 30, 2021, were primarily for Refining & Marketing and Midstream segment projects. Major Refining & Marketing projects include the conversion of the Martinez facility from refining petroleum to manufacturing renewable fuels and the South Texas Asset Repositioning (“STAR”) project intended to optimize operations and reduce costs at our Galveston Bay refinery, in addition to other projects that we expect will help us reduce future operating costs.
Major Midstream projects include increasing processing capacity at a gas processing plant in the Marcellus region, which was placed in service, the Whistler natural gas pipeline, which began full commercial service, the Wink to Webster crude oil pipeline and the reversal of the Capline crude pipeline.
Other Capital Requirements
During the six months ended June 30, 2021, we contributed $226 million to our funded pension plans. We may choose to make additional contributions to our pension plans.
On July 28, 2021, our board of directors approved a dividend of $0.58 per share on common stock. The dividend is payable September 10, 2021, to shareholders of record as of the close of business on August 18, 2021.
As of June 30, 2021, $77 million of restructuring expenses were accrued as restructuring reserves in our consolidated balance sheet. We expect cash payments for the remaining exit and disposal costs reserve to occur through 2024.
We may, from time to time, repurchase our senior notes in the open market, in tender offers, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Share Repurchases
In connection with the Speedway sale, our board of directors approved an additional $7.1 billion share repurchase authorization bringing total share repurchase authorizations to $10.0 billion prior to the June tender of shares discussed below.
On June 15, 2021, MPC completed a modified Dutch auction tender offer, purchasing 15,573,365 shares of its common stock at a purchase price of $63.00 per share, for an aggregate purchase price of approximately $981 million, excluding fees and expenses related to the tender offer. As of June 30, 2021, MPC has $9.02 billion remaining under its share repurchase authorization.
Since January 1, 2012, our board of directors has approved $25.05 billion in total share repurchase authorizations and we have repurchased a total of $16.03 billion of our common stock.

During the six months ended June 30, 2021, 11,929,998 MPLX common units were repurchased at an average cost per unit of $26.02. Total cash paid for units repurchased during the six months ended June 30, 2021 was $310 million. As of June 30, 2021, MPLX had agreements to acquire 126,293 additional common units for $4 million, which settled in early July 2021. As of June 30, 2021, $657 million remained available under the authorization for future unit repurchases.
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
Contractual Cash Obligations
As of June 30, 2021, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first six months of 2021, our long-term debt commitments decreased approximately $3.97 billion primarily due to the repayment of $1.3 billion of MPC senior notes, net repayment of $1.0 billion under the MPC commercial paper program, the redemption of $750 million of MPLX senior notes and net repayment of $175 million under the MPLX revolving credit facility.
During the quarter, we terminated a transportation services agreement with a total commitment of approximately $560 million through the year 2028. There were no other material changes to our contractual cash obligations outside the ordinary course of business since December 31, 2020.
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
There have been no significant changes to our environmental matters and compliance costs during the six months ended June 30, 2021.
CRITICAL ACCOUNTING ESTIMATES
As of June 30, 2021, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.
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
The following table includes the composition of net gains and losses on our commodity derivative positions as of June 30, 2021 and 2020, respectively.

	Six Months Ended June 30,
(In millions)	2021	2020
Realized gain (loss) on settled derivative positions	$(172)	$147
Unrealized loss on open net derivative positions	(76)	(44)
Net gain (loss)	$(248)	$103
See Note 18 to the unaudited consolidated financial statements for additional information on our open derivative positions at June 30, 2021.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2021 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of June 30, 2021
Crude	$(29)	$(74)	$30	$74
Refined products	(33)	(82)	33	82
Blending products	(15)	(37)	15	37
Soybean oil	(19)	(47)	19	47
Embedded derivatives	(10)	(25)	10	25
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2021 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of June 30, 2021 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of June 30, 2021(a)	Change in Fair Value(b)	Change in Net Income for the Six Months Ended June 30, 2021(c)
Long-term debt
Fixed-rate	$30,782	$2,784	n/a
Variable-rate	1,000	12	14
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2021.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2021.
At June 30, 2021, our portfolio of long-term debt was comprised of fixed-rate and variable-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of borrowings under our variable-rate debt, but may affect our results of operations and cash flows.
See Note 17 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2021, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as described below, there have been no material changes to the matters previously disclosed in our Annual Report on Form 10-K, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
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
On July 6, 2020, the D.D.C. ordered vacatur of the easement to cross Lake Oahe during the pendency of an EIS and further ordered a shut down of the pipeline by August 5, 2020. The D.D.C. denied a motion to stay that order. Dakota Access and the Army Corps appealed the D.D.C.’s orders to the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”). On July 14, 2020, the Court of Appeals issued an administrative stay while the court considered Dakota Access and the Army Corps’ emergency motion for stay pending appeal. On August 5, 2020, the Court of Appeals stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. The Court of Appeals denied a stay of the D.D.C.’s March order, which required the EIS, and further denied a stay of the D.D.C.’s July order, which vacated the easement. On January 26, 2021, the Court of Appeals upheld the D.D.C.’s order vacating the easement while the Army Corps prepares the EIS. The Court of Appeals reversed the D.D.C.’s order to the extent it directed that the pipeline be shutdown and emptied of oil. On May 21, 2021, the D.D.C. denied a renewed request for an injunction. On June 22, 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against Dakota Access. The judge noted that the plaintiffs may move to reopen the case in the event of a violation of the court’s prior orders. The pipeline remains operational.
If the pipeline is temporarily shut down pending completion of the EIS, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. It is expected that MPLX would contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2021, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended June 30, 2021, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)(d)
04/01/2021-04/30/2021	84,085	$54.66	—	$2,954,604,016
05/01/2021-05/31/2021	6,562	59.32	—	$10,000,000,000
06/01/2021-06/30/2021	15,573,870	63.00	15,573,365	$9,018,878,009
Total	15,664,517	62.95	15,573,365
(a)The amounts in this column include 84,085, 6,562 and 505 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in April, May and June, respectively.
(b)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations and for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.
(c)On April 30, 2018, we announced that our board of directors had approved a $5 billion share repurchase authorization in addition to the remaining authorization pursuant to the May 31, 2017 announcement. On May 14, 2021, we announced that our board of directors had approved an additional $7.1 billion share repurchase authorization. These share purchase authorizations have no expiration date.
(d)In the second quarter of 2021, we used cash on hand to repurchase 15,573,365 shares of common stock under the modified Dutch auction tender offer for a total cost of $981 million, excluding fees and expenses.

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1†	Agreement and Plan of Merger, dated as of May 7, 2019, by and among Andeavor Logistics LP, Tesoro Logistics GP, LLC, MPLX LP, MPLX GP LLC and MPLX MAX LLC.	8-K	2.1	5/8/2019	001-35054
2.2†	Purchase and Sale Agreement, dated as of August 2, 2020, by and between MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.	8-K	2.1	8/3/2020	001-35054
2.3	Amendment to Purchase and Sale Agreement, dated as of October 16, 2020, by and among MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.	10-K	2.7	2/26/2021	001-35054
2.4†	Amendment No. 2 to Purchase and Sale Agreement, dated as of May 14, 2021, by and among the Company, Sellers and Purchaser	8-K	2.3	5/14/2021	001-35054
3.1	Restated Certificate of Incorporation of MPC, dated October 1, 2018	8-K	3.2	10/1/2018	001-35054
3.2	Amended and Restated Bylaws of MPC dated July 27, 2021	8-K	3.1	8/2/2021	001-35054
10.1	Marathon Petroleum Corporation 2021 Incentive Compensation Plan	8-K	10.1	5/4/2021	001-35054
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†    The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2021	MARATHON PETROLEUM CORPORATION

	By:	/s/ John J. Quaid
John J. Quaid Senior Vice President and Controller