Form 10-Q
period 2021-09-30
Marathon Petroleum Corp
filed 2021-11-02
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 615,587,681 shares of Marathon Petroleum Corporation common stock outstanding as of October 29, 2021.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaska North Slope crude oil, an oil index benchmark price
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
CBOB	Conventional Blending for Oxygenate Blending
EBITDA (a non-GAAP financial measure)	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
GAAP	Accounting principles generally accepted in the United States
LA CARB	California Air Resources Board
LA CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
LCM	Lower of cost or market
LIFO	Last in, first out, an inventory costing method
LLS	Louisiana Light Sweet crude oil, an oil index benchmark price
mbpd	Thousand barrels per day
MEH	Magellan East Houston crude oil, an oil index benchmark price
MMBtu	One million British thermal units, an energy measurement
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
OTC	Over-the-Counter
PP&E	Property, plant and equipment
RIN	Renewable Identification Number
SEC	U.S. Securities and Exchange Commission
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues and other income:
Sales and other operating revenues	$32,321	$17,408	$84,647	$51,807
Income (loss) from equity method investments(a)	122	117	306	(1,037)
Net gain on disposal of assets	—	1	3	6
Other income	170	22	366	69
Total revenues and other income	32,613	17,548	85,322	50,845
Costs and expenses:
Cost of revenues (excludes items below)	29,563	16,673	77,824	48,517
LCM inventory valuation adjustment	—	(530)	—	1,185
Impairment expense	—	433	—	8,280
Depreciation and amortization	836	830	2,551	2,526
Selling, general and administrative expenses	681	673	1,881	2,080
Restructuring expenses	—	348	—	348
Other taxes	193	178	544	546
Total costs and expenses	31,273	18,605	82,800	63,482
Income (loss) from continuing operations	1,340	(1,057)	2,522	(12,637)
Net interest and other financial costs	328	359	1,053	1,032
Income (loss) from continuing operations before income taxes	1,012	(1,416)	1,469	(13,669)
Provision (benefit) for income taxes on continuing operations	(18)	(436)	21	(2,237)
Income (loss) from continuing operations, net of tax	1,030	(980)	1,448	(11,432)
Income from discontinued operations, net of tax	—	371	8,448	881
Net income (loss)	1,030	(609)	9,896	(10,551)
Less net income (loss) attributable to:
Redeemable noncontrolling interest	38	20	79	61
Noncontrolling interests	298	257	853	(501)
Net income (loss) attributable to MPC	$694	$(886)	$8,964	$(10,111)

Per share data (See Note 9)
Basic:
Continuing operations	$1.10	$(1.93)	$0.80	$(16.93)
Discontinued operations	—	0.57	13.10	1.35
Net income (loss) per share	$1.10	$(1.36)	$13.90	$(15.58)

Weighted average shares outstanding	633	650	645	649
Diluted:
Continuing operations	$1.09	$(1.93)	$0.79	$(16.93)
Discontinued operations	—	0.57	13.02	1.35
Net income (loss) per share	$1.09	$(1.36)	$13.81	$(15.58)

Weighted average shares outstanding	637	650	649	649
(a) The nine months ended September 30, 2021 and September 30, 2020 include impairment expense. See Note 6 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2021	2020	2021	2020
Net income (loss)	$1,030	$(609)	$9,896	$(10,551)
Other comprehensive income (loss):
Defined benefit plans:
Actuarial changes, net of tax of $1, $5, $65 and $6, respectively	4	13	196	16
Prior service, net of tax of $(3), $(2), $(8) and $(8), respectively	(8)	(9)	(24)	(26)
Other, net of tax of $—, $—, $(2) and $(1), respectively	—	(2)	(4)	(4)
Other comprehensive income (loss)	(4)	2	168	(14)
Comprehensive income (loss)	1,026	(607)	10,064	(10,565)
Less comprehensive income (loss) attributable to:
Redeemable noncontrolling interest	38	20	79	61
Noncontrolling interests	298	257	853	(501)
Comprehensive income (loss) attributable to MPC	$690	$(884)	$9,132	$(10,125)
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions of dollars, except share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$5,874	$415
Short-term investments	7,352	—
Receivables, less allowance for doubtful accounts of $43 and $18, respectively	9,511	5,760
Inventories	9,211	7,999
Other current assets	2,175	2,724
Assets held for sale	20	11,389
Total current assets	34,143	28,287
Equity method investments	5,384	5,422
Property, plant and equipment, net	37,630	39,035
Goodwill	8,256	8,256
Right of use assets	1,424	1,521
Other noncurrent assets	2,463	2,637
Total assets	$89,300	$85,158
Liabilities
Current liabilities:
Accounts payable	$12,196	$7,803
Payroll and benefits payable	808	732
Accrued taxes	2,114	1,105
Debt due within one year	73	2,854
Operating lease liabilities	444	497
Other current liabilities	1,263	822
Liabilities held for sale	—	1,850
Total current liabilities	16,898	15,663
Long-term debt	27,270	28,730
Deferred income taxes	5,545	6,203
Defined benefit postretirement plan obligations	1,354	2,121
Long-term operating lease liabilities	975	1,014
Deferred credits and other liabilities	1,294	1,207
Total liabilities	53,336	54,938
Commitments and contingencies (see Note 24)
Redeemable noncontrolling interest	986	968
Equity
MPC stockholders’ equity:
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 983 million and 980 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 361 million and 329 million shares	(17,126)	(15,157)
Additional paid-in capital	33,256	33,208
Retained earnings	12,484	4,650
Accumulated other comprehensive loss	(344)	(512)
Total MPC stockholders’ equity	28,280	22,199
Noncontrolling interests	6,698	7,053
Total equity	34,978	29,252
Total liabilities, redeemable noncontrolling interest and equity	$89,300	$85,158
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(Millions of dollars)	2021	2020
Operating activities:
Net income (loss)	$9,896	$(10,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	59	49
Impairment expense	—	8,280
Depreciation and amortization	2,551	2,526
LCM inventory valuation adjustment	—	1,185
Pension and other postretirement benefits, net	(535)	172
Deferred income taxes	(175)	(763)
Net gain on disposal of assets	(3)	(6)
(Income) loss from equity method investments	(306)	1,037
Distributions from equity method investments	466	428
Income from discontinued operations	(8,448)	(881)
Changes in income tax receivable	535	(1,172)
Net recognized (gains) losses on investments and derivatives	(11)	37
Changes in operating assets and liabilities, net of effects of businesses acquired:
Current receivables	(3,765)	2,328
Inventories	(1,206)	1,165
Current accounts payable and accrued liabilities	4,670	(4,018)
Right of use assets and operating lease liabilities, net	5	(2)
All other, net	(187)	45
Cash provided by (used in) operating activities - continuing operations	3,546	(141)
Cash provided by (used in) operating activities - discontinued operations	(2,860)	1,232
Net cash provided by operating activities	686	1,091
Investing activities:
Additions to property, plant and equipment	(983)	(2,330)
Disposal of assets	98	73
Investments – acquisitions and contributions	(150)	(436)
– redemptions, repayments and return of capital	39	122
Purchases of short-term investments	(9,457)	—
Sales of short-term investments	455	—
Maturities of short-term investments	1,652	—
All other, net	381	19
Cash used in investing activities - continuing operations	(7,965)	(2,552)
Cash provided by (used in) investing activities - discontinued operations	21,314	(272)
Net cash provided by (used in) investing activities	13,349	(2,824)
Financing activities:
Commercial paper – issued	7,414	—
– repayments	(8,437)	—
Long-term debt – borrowings	10,975	13,212
– repayments	(14,274)	(10,144)
Debt issuance costs	—	(48)
Issuance of common stock	71	6
Common stock repurchased	(1,912)	—
Dividends paid	(1,130)	(1,133)
Distributions to noncontrolling interests	(923)	(941)
Repurchases of noncontrolling interests	(465)	—
All other, net	(35)	(30)
Net cash provided by (used in) financing activities	(8,716)	922

	Nine Months Ended September 30,
(Millions of dollars)	2021	2020
Net change in cash, cash equivalents and restricted cash	$5,319	$(811)
Cash, cash equivalents and restricted cash balances:(a)
Continuing operations - beginning of period	$416	$1,395
Discontinued operations - beginning of period(b)	140	134
Less: Discontinued operations - end of period(b)	—	98
Continuing operations - end of period	$5,875	$620

(a)Restricted cash is included in other current assets on our consolidated balance sheets.
(b)Reported as assets held for sale on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	980	$10	(329)	$(15,157)	$33,208	$4,650	$(512)	$7,053	$29,252	$968
Net income (loss)	—	—	—	—	—	(242)	—	286	44	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(379)	—	—	(379)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(300)	(300)	(20)
Other comprehensive income	—	—	—	—	—	—	1	—	1	—
Stock-based compensation	1	—	—	(1)	18	—	—	—	17	—
Equity transactions of MPLX	—	—	—	—	(4)	—	—	(120)	(124)	—
Balance as of March 31, 2021	981	$10	(329)	$(15,158)	$33,222	$4,029	$(511)	$6,919	$28,511	$968
Net income	—	—	—	—	—	8,512	—	269	8,781	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(381)	—	—	(381)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(272)	(272)	(21)
Other comprehensive income	—	—	—	—	—	—	171	—	171	—
Shares repurchased	—	—	(16)	(984)	—	—	—	—	(984)	—
Stock-based compensation	2	—	—	(5)	50	—	—	2	47	—
Equity transactions of MPLX	—	—	—	—	(34)	—	—	(114)	(148)	—
Balance as of June 30, 2021	983	$10	(345)	$(16,147)	$33,238	$12,160	$(340)	$6,804	$35,725	$968
Net income	—	—	—	—	—	694	—	298	992	38
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(370)	—	—	(370)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(290)	(290)	(20)
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)	—
Shares repurchased	—	—	(16)	(978)	—	—	—	—	(978)	—
Stock-based compensation	—	—	—	(1)	32	—	—	2	33	—
Equity transactions of MPLX	—	—	—	—	(14)	—	—	(116)	(130)	—
Balance as of September 30, 2021	983	$10	(361)	$(17,126)	$33,256	$12,484	$(344)	$6,698	$34,978	$986
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	978	$10	(329)	$(15,143)	$33,157	$15,990	$(320)	$8,445	$42,139	$968
Net income (loss)	—	—	—	—	—	(9,234)	—	(1,004)	(10,238)	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(377)	—	—	(377)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(300)	(300)	(20)
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)	—
Stock-based compensation	1	—	—	(2)	17	—	—	1	16	—
Equity transactions of MPLX	—	—	—	—	(5)	—	—	(2)	(7)	—
Other	—	—	—	—	—	1	—	—	1	—
Balance as of March 31, 2020	979	$10	(329)	$(15,145)	$33,169	$6,380	$(326)	$7,140	$31,228	$968
Net income	—	—	—	—	—	9	—	246	255	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(380)	—	—	(380)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(279)	(279)	(21)
Other comprehensive loss	—	—	—	—	—	—	(10)	—	(10)	—
Stock-based compensation	—	—	—	(4)	31	—	—	3	30	—
Equity transactions of MPLX	—	—	—	—	8	—	—	(2)	6	—
Other	—	—	—	—	—	(1)	—	—	(1)	—
Balance as of June 30, 2020	979	$10	(329)	$(15,149)	$33,208	$6,008	$(336)	$7,108	$30,849	$968
Net income (loss)	—	—	—	—	$—	(886)	—	257	(629)	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(379)	—	—	(379)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(301)	(301)	(20)
Other comprehensive income	—	—	—	—	—	—	2	—	2	—
Stock-based compensation	1	—	—	(1)	18	—	—	2	19	—
Equity transactions of MPLX	—	—	—	—	(43)	—	—	27	(16)	—
Other	—	—	—	—	—	1	—	—	1	—
Balance as of September 30, 2020	980	$10	(329)	$(15,150)	$33,183	$4,744	$(334)	$7,093	$29,546	$968
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
On May 14, 2021, we completed the sale of Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven, Inc. (“7-Eleven”). Speedway’s results are reported separately as discontinued operations, net of tax, in our consolidated statements of income for all periods presented and its assets and liabilities are presented in our consolidated balance sheets as assets and liabilities held for sale as of December 31, 2020. In addition, we separately disclose the operating and investing cash flows of Speedway as discontinued operations within our consolidated statements of cash flow. See Note 4 for discontinued operations disclosures.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.
In accordance with ASC 205, Discontinued Operations, intersegment sales from our Refining & Marketing segment to Speedway are no longer eliminated as intercompany transactions and are now presented within sales and other operating revenue, since we continue to supply fuel to Speedway subsequent to ts sale to 7-Eleven. All periods presented have been retrospectively adjusted through the sale date of May 14, 2021 to reflect this change. Additionally, beginning August 2, 2020, in accordance with ASC 360, Property, Plant, and Equipment, we ceased recording depreciation and amortization for Speedway’s PP&E, finite-lived intangible assets and right of use lease assets.
We invested a significant portion of the Speedway sale proceeds in investment grade debt, commercial paper and certificates of deposit with maturities greater than three months. As a result, we have updated our accounting policies for short-term investments and fair value as disclosed below:
Short-Term Investments
Investments with a maturity date greater than three months that we intend to convert to cash or cash equivalents within a year or less are classified as short-term investments in our consolidated balance sheets. Additionally, in accordance with ASC 320, Investments - Debt Securities, we have classified all short-term investments as available-for-sale securities and changes in fair market value are reported in other comprehensive income.
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
•Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 assets and liabilities include goodwill, long-lived assets and intangible assets, when they are recorded at fair value due to an impairment charge and an embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at September 30, 2021 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.68 to $1.80 per gallon with a weighted average of $0.88 per gallon and (2) the probability of renewal of 100 percent for the first and second five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.
2. ACCOUNTING STANDARDS
Recently Adopted
We adopted the following ASU during the first nine months of 2021, which did not have a material impact to our financial statements or financial statement disclosures:

ASU		Effective Date
2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	January 1, 2021
3. SHORT-TERM INVESTMENTS
Investments Components
The components of investments were as follows:

	September 30, 2021
(In millions)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$7,747	$1	$—	$7,748	$1,369	$6,379
Certificates of deposit and time deposits	Level 2	1,903	—	—	1,903	1,200	703
U.S. government securities	Level 1	128	—	—	128	100	28
Corporate notes and bonds	Level 2	397	—	—	397	155	242
Total available-for-sale debt securities		$10,175	$1	$—	$10,176	$2,824	$7,352
Cash					3,050	3,050	—
Total					$13,226	$5,874	$7,352
Our investment policy includes concentration limits and credit rating requirements which limits our investments to high quality, short term and highly liquid securities.
Unrealized losses on debt investments held from May 14, 2021 to September 30, 2021 were not material. Realized gains/losses were not material. All of our available-for-sale debt securities held as of September 30, 2021 mature within one year or less or are readily available for use.
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

The proceeds and related Speedway sale gain may be adjusted in future periods based on provisions of the purchase and sale agreement that allow for adjustments of working capital amounts and other miscellaneous items subsequent to the transaction closing date of May 14, 2021.
Results of operations for Speedway are reflected through the close of the sale. The following table presents Speedway results and the gain on sale as reported in income from discontinued operations, net of tax, within our consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Revenues, other income and net gain on disposal of assets:
Revenues and other income	$—	$5,291	$8,420	$14,997
Net gain (loss) on disposal of assets	—	(1)	11,682	—
Total revenues, other income and net gain on disposal of assets	—	5,290	20,102	14,997
Costs and expenses:
Cost of revenues (excludes items below)	—	4,696	7,654	13,176
LCM inventory valuation adjustment	—	—	—	25
Depreciation and amortization	—	36	3	237
Selling, general and administrative expenses	—	71	121	231
Other taxes	—	49	75	146
Total costs and expenses	—	4,852	7,853	13,815
Income from operations	—	438	12,249	1,182
Net interest and other financial costs	—	5	6	15
Income before income taxes	—	433	12,243	1,167
Provision for income taxes	—	62	3,795	286
Income from discontinued operations, net of tax	$—	$371	$8,448	$881

Fuel Supply Agreements
During the second quarter of 2021, we entered into various 15-year fuel supply agreements through which we continue to supply fuel to Speedway.
5. MASTER LIMITED PARTNERSHIP
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest. As of September 30, 2021, we owned approximately 63 percent of the outstanding MPLX common units.
Unit Repurchase Program
On November 2, 2020, MPLX announced its board authorized a unit repurchase program for the repurchase of up to $1 billion of MPLX’s outstanding common units held by the public.
During the nine months ended September 30, 2021, MPLX repurchased 17,563,855 common units at an average cost per unit of $26.79 and paid $465 million of cash, with an additional $5 million of cash paid in early October in connection with the settlement of certain late September repurchases. As of September 30, 2021, MPLX has $497 million remaining under its unit repurchase authorization.
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
Cash Distributions
On November 2, 2021, MPLX declared a cash distribution for the third quarter of 2021, totaling $1.31 billion, or $1.28 per common unit, consisting of a base distribution amount of $0.7050 per common unit and a special distribution amount of $0.5750 per common unit. This distribution will be paid on November 19, 2021 to common unitholders of record on November 12, 2021. MPC’s portion of this distribution is approximately $829 million.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Nine Months Ended September 30,
(In millions)	2021	2020
Decrease due to change in ownership	$(120)	$(23)
Tax impact	68	(17)
Decrease in MPC's additional paid-in capital, net of tax	$(52)	$(40)
6. IMPAIRMENTS
During the first nine months of 2021, we recognized impairment expense within our Midstream segment related to the divestiture, abandonment or closure of certain assets as detailed in the table below.
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
The table below provides information related to the impairments recognized, along with the location of these impairments within our consolidated statements of income.

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Income Statement Line	2021	2020	2021	2020
Goodwill	Impairment expense	$—	$64	$—	$7,394
Equity method investments	Income (loss) from equity method investments	—	—	13	1,315
Long-lived assets	Impairment expense	—	369	—	886
Long-lived assets	Depreciation and amortization	13	—	56	—
Total impairments		$13	$433	$69	$9,595
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

During the third quarter of 2020, we recorded an impairment of goodwill of $64 million. The $64 million of goodwill was transferred from our Midstream segment to our Refining & Marketing segment during the third quarter of 2020 in connection with the transfer to MPC of the MPLX wholesale distribution business. The transfer required goodwill impairment tests for the transferor and transferee reporting units. Our Refining & Marketing reporting unit that recorded the $64 million impairment expense has no remaining goodwill.
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
The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our balance sheets.

(In millions)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$39	$15
Receivables, less allowance for doubtful accounts	624	478
Inventories	141	118
Other current assets	54	67
Assets held for sale	20	188
Equity method investments	4,001	4,036
Property, plant and equipment, net	20,158	21,418
Goodwill	7,657	7,657
Right of use assets	282	309
Other noncurrent assets	925	1,006
Liabilities
Accounts payable	$605	$468
Payroll and benefits payable	6	4
Accrued taxes	95	76
Debt due within one year	1	764
Operating lease liabilities	61	63
Liabilities held for sale	—	101
Other current liabilities	284	297
Long-term debt	18,253	19,375
Deferred income taxes	11	12
Long-term operating lease liabilities	220	244
Deferred credits and other liabilities	527	437
8. RELATED PARTY TRANSACTIONS
Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Sales to related parties	$13	$35	$67	$85
Purchases from related parties	251	187	673	540
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Income (loss) from continuing operations, net of tax	$1,030	$(980)	$1,448	$(11,432)
Less: Net income (loss) attributable to noncontrolling interest	336	277	932	(440)
Net income allocated to participating securities	—	—	1	—
Income (loss) from continuing operations available to common stockholders	694	(1,257)	515	(10,992)
Income from discontinued operations, net of tax	—	371	8,448	881
Income (loss) available to common stockholders	$694	$(886)	$8,963	$(10,111)

Weighted average common shares outstanding:
Basic	633	650	645	649
Effect of dilutive securities	4	—	4	—
Diluted	637	650	649	649

Income (loss) available to common stockholders per share:
Basic:
Continuing operations	$1.10	$(1.93)	$0.80	$(16.93)
Discontinued operations	—	0.57	13.10	1.35
Net income (loss) per share	$1.10	$(1.36)	$13.90	$(15.58)
Diluted:
Continuing operations	$1.09	$(1.93)	$0.79	$(16.93)
Discontinued operations	—	0.57	13.02	1.35
Net income (loss) per share	$1.09	$(1.36)	$13.81	$(15.58)
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Shares issuable under stock-based compensation plans	3	12	3	11
10. EQUITY
In connection with the Speedway sale, our board of directors approved an additional $7.1 billion share repurchase authorization bringing total share repurchase authorizations to $10.0 billion prior to the June 2021 tender offer discussed below. The authorization has no expiration date.
We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated share repurchases or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be suspended or discontinued at any time.

Total share repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Number of shares repurchased	16	—	32	—
Cash paid for shares repurchased	$928	$—	$1,912	$—
Average cost per share	$58.78	$—	$60.91	$—
As of September 30, 2021, MPC has $8.04 billion remaining under its share repurchase authorizations, which reflects the repurchase of 804,147 common shares for $50 million that settled in the fourth quarter.
During the second quarter of 2021, MPC completed a modified Dutch auction tender offer, purchasing 15,573,365 shares of its common stock at a purchase price of $63.00 per share, for an aggregate purchase price of approximately $981 million, excluding fees and expenses related to the tender offer.
11. SEGMENT INFORMATION
We have two reportable segments: Refining & Marketing and Midstream. Each of these segments is organized and managed based upon the nature of the products and services it offers.
•Refining & Marketing – refines crude oil and other feedstocks at our refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States, purchases refined products and ethanol for resale and distributes refined products through transportation, storage, distribution and marketing services provided largely by our Midstream segment. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market, to independent entrepreneurs who operate primarily Marathon® branded outlets and through long-term fuel supply contracts with direct dealers who operate locations mainly under the ARCO® brand.
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

The following reconciles segment income (loss) from operations to income (loss) from continuing operations before income taxes as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Refining & Marketing	$509	$(1,569)	$135	$(3,610)
Midstream	1,042	960	2,991	2,734
Segment income (loss) from operations	1,551	(609)	3,126	(876)
Corporate	(186)	(197)	(523)	(625)
Items not allocated to segments:
LCM inventory valuation adjustment	—	530	—	(1,185)
Impairments(a)	(13)	(433)	(69)	(9,595)
Idling expenses	(12)	—	(12)	—
Restructuring expenses(b)	—	(348)	—	(348)
Transaction-related costs(c)	—	—	—	(8)
Income (loss) from continuing operations	1,340	(1,057)	2,522	(12,637)
Net interest and other financial costs	328	359	1,053	1,032
Income (loss) from continuing operations before income taxes	$1,012	$(1,416)	$1,469	$(13,669)
(a)Includes impairment of goodwill, equity method investments and long lived assets. See Note 6 for additional information.
(b)See Note 16.
(c)Includes costs incurred in connection with the Midstream strategic review. Costs incurred in connection with the Speedway separation are included in discontinued operations. See Note 4.

The following reconciles segment depreciation and amortization to total depreciation and amortization as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Refining & Marketing	$462	$456	$1,406	$1,392
Midstream	329	335	994	1,010
Segment depreciation and amortization	791	791	2,400	2,402
Corporate	45	39	151	124
Total depreciation and amortization	$836	$830	$2,551	$2,526

The following reconciles segment revenues to sales and other operating revenues as reported in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Refining & Marketing
Revenues from external customers(a)	$31,109	$16,493	$81,324	$49,164
Intersegment revenues	37	23	95	52
Refining & Marketing segment revenues	31,146	16,516	81,419	49,216
Midstream
Revenues from external customers(a)	1,212	915	3,323	2,643
Intersegment revenues	1,242	1,232	3,689	3,638
Midstream segment revenues	2,454	2,147	7,012	6,281
Total segment revenues	33,600	18,663	88,431	55,497
Less: intersegment revenues	1,279	1,255	3,784	3,690
Sales and other operating revenues	$32,321	$17,408	$84,647	$51,807
(a)Includes Refining & Marketing intercompany sales to Speedway prior to May 14, 2021 and related party sales. See Notes 4 and 8 for additional information.

The following reconciles segment capital expenditures and investments to total capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Refining & Marketing	$228	$254	$538	$995
Midstream	190	300	506	1,199
Segment capital expenditures and investments	418	554	1,044	2,194
Less investments in equity method investees	37	53	150	436
Plus:
Corporate	28	16	72	61
Capitalized interest	18	29	48	85
Total capital expenditures(a)	$427	$546	$1,014	$1,904
(a)Includes changes in capital expenditure accruals. See Note 21 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the nine months ended September 30, 2021 and 2020 as reported in the consolidated statements of cash flows.

12. NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Interest income	$(5)	$(1)	$(8)	$(9)
Interest expense	331	376	1,019	1,102
Interest capitalized	(18)	(32)	(54)	(103)
Pension and other postretirement non-service costs(a)	10	6	66	2
Other financial costs	10	10	30	40
Net interest and other financial costs	$328	$359	$1,053	$1,032
(a)See Note 23.

13. INCOME TAXES
We recorded a combined federal, state and foreign income tax benefit of $18 million for the three months ended September 30, 2021, which was lower than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests, state taxes, and an increase in benefit related to the net operating loss (“NOL”) carryback provided under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We recorded a combined federal, state and foreign income tax expense of $21 million for the nine months ended September 30, 2021, which was lower than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests and a change in benefit related to the NOL carryback provided under the CARES Act offset by state taxes.
We recorded a combined federal, state and foreign income tax benefit of $436 million for the three months ended September 30, 2020, which was higher than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests, state taxes and a change in estimate related to the expected NOL carryback provided under the CARES Act, partially offset by non-tax deductible goodwill impairment. We recorded a combined federal, state and foreign income tax benefit of $2,237 million for the nine months ended September 30, 2020, which was lower than the tax computed at the U.S. statutory rate due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges, partially offset by the tax rate differential resulting from the expected NOL carryback provided under the CARES Act. Additionally, our non-controlling interest in MPLX generally provides an effective tax rate benefit since the tax associated with these ownership interests is paid by those interests, but this benefit was lower for the nine months ended September 30, 2020 due to impairment charges recorded by MPLX.
A reconciliation of the continuing operations tax provision (benefit) in dollars as determined using the federal statutory income tax rate applied to income (loss) before income taxes to the provision (benefit) for income taxes is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Tax computed at statutory rate	$213	$(297)	$309	$(2,870)
State and local income taxes, net of federal income tax effects	(10)	(59)	12	(275)
Goodwill impairment	—	13	—	1,170
Noncontrolling interests	(127)	(63)	(196)	81
Legislation(a)	(55)	(29)	(72)	(354)
Tax credits	(15)	(4)	(19)	(12)
Other	(24)	3	(13)	23
Provision (benefit) for income taxes on continuing operations	$(18)	$(436)	$21	$(2,237)
(a)2021 and 2020 primarily reflect the impact of the CARES Act.
On March 27, 2020, the CARES Act was enacted by Congress and signed into law by President Trump in response to the COVID-19 pandemic. The CARES Act contained an NOL carryback provision, which allowed us to carryback our 2020 taxable loss to 2015 and later years. The five-year NOL carryback is available for all businesses producing taxable losses in 2018 through 2020 when tax was previously paid in the carryback years. As provided by the NOL carryback provision in the CARES Act, as of September 30, 2021, we have realized a total income tax benefit of $2.30 billion. As of September 30, 2021, $1.61 billion is recorded as an income tax receivable in other current assets, $388 million was utilized to offset our third quarter cash tax payment obligation to the Internal Revenue Service (“IRS”), and $302 million has been recorded as an offset to our accrued taxes due in the fourth quarter of 2021. Additionally, on October 8, 2021, MPC received $1.55 billion of the refund from the IRS and expects to receive the remaining income tax receivable of $59 million in the first half of 2022.
14. INVENTORIES

(In millions)	September 30, 2021	December 31, 2020
Crude oil	$2,959	$2,588
Refined products	5,303	4,478
Materials and supplies	949	933
Total	$9,211	$7,999
Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.

15. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2021			December 31, 2020
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$30,794	$14,490	$16,304	$30,306	$13,257	$17,049
Midstream	27,948	7,114	20,834	27,677	6,217	21,460
Corporate	1,415	923	492	1,356	830	526
Total	$60,157	$22,527	$37,630	$59,339	$20,304	$39,035
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

(In millions)	Employee separation costs	Exit and disposal costs	Total
Restructuring reserve balance at December 31, 2020	$38	$103	$141
Cash payments	(37)	(41)	(78)
Restructuring reserve balance at September 30, 2021	$1	$62	$63
17. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2021
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$543	$4	$—	$(542)	$5	$86
Liabilities:
Commodity contracts	$615	$12	$—	$(627)	$—	$—
Embedded derivatives in commodity contracts	—	—	104	—	104	—

	December 31, 2020
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$82	$6	$—	$(80)	$8	$31
Liabilities:
Commodity contracts	$81	$10	$—	$(91)	$—	$—
Embedded derivatives in commodity contracts	—	—	63	—	63	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2021, cash collateral of $85 million was netted with the mark-to-market derivative liabilities. As of December 31, 2020, cash collateral of $11 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts that are covered by master netting arrangements reflected gross on the balance sheet.

The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Beginning balance	$102	$51	$63	$60
Unrealized and realized losses included in net income	7	12	52	5
Settlements of derivative instruments	(5)	(2)	(11)	(4)
Ending balance	$104	$61	$104	$61

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the end of period:	$6	$11	$44	$2
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our fixed and floating rate long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $26.9 billion and $30.2 billion at September 30, 2021, respectively, and approximately $31.1 billion and $34.9 billion at December 31, 2020, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of September 30, 2021 and December 31, 2020 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(In millions)	September 30, 2021		December 31, 2020
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$547	$627	$88	$91
Other current liabilities(a)	—	15	—	7
Deferred credits and other liabilities(a)	—	89	—	56
(a)     Includes embedded derivatives.

The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of September 30, 2021.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	88.8%	48,240	56,089
Refined products	93.0%	18,571	21,459
Blending products	61.3%	3,258	8,345
Soybean oil	92.6%	1,210	1,837
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 1,900 long and 1,700 short; Refined products - 629 long and 500 short; Blending products - 75 short. There are no spread contracts for soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2021	2020	2021	2020
Sales and other operating revenues	$(19)	$—	$(34)	$77
Cost of revenues	(121)	(23)	(354)	3
Total	$(140)	$(23)	$(388)	$80

19. DEBT
Our outstanding borrowings at September 30, 2021 and December 31, 2020 consisted of the following:

(In millions)	September 30, 2021	December 31, 2020
Marathon Petroleum Corporation:
Commercial paper	$—	$1,024
Senior notes	8,549	9,849
Notes payable	1	1
Finance lease obligations	606	634
Total	$9,156	$11,508
MPLX LP:
Bank revolving credit facility	—	175
Senior notes	18,600	20,350
Finance lease obligations	9	11
Total	$18,609	$20,536

Total debt	$27,765	$32,044
Unamortized debt issuance costs	(138)	(154)
Unamortized (discount) premium, net	(284)	(306)
Amounts due within one year	(73)	(2,854)
Total long-term debt due after one year	$27,270	$28,730

Available Capacity under our Credit Facilities as of September 30, 2021

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	October 2023
MPC trade receivables securitization facility	100	—	—	100	—	September 2022

MPLX
MPLX bank revolving credit facility	3,500	—	—	3,500	—%	July 2024

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
Trade Receivables Securitization Facility
On September 30, 2021, we entered into a new trade receivables securitization facility with a group of lenders, which provides for $100 million of borrowing capacity. This facility replaces our previous trade receivables securitization facility that expired on July 16, 2021.

MPC Senior Notes
On March 1, 2021, we repaid the $1 billion outstanding aggregate principal amount of 5.125% senior notes due March 2021.
In June 2021, all of the $300 million outstanding aggregate principal amount of 5.125% senior notes due April 2024, including the portion of such notes for which Andeavor was the obligor, were redeemed at a price equal to 100.854% of the principal amount.
MPC intends to redeem all of the $1.25 billion outstanding aggregate principal amount of MPC's 4.5% senior notes due May 1, 2023 and the $850 million outstanding aggregate principal amount of MPC’s 4.75% senior notes due December 15, 2023, including the portion of such notes for which Andeavor LLC, a wholly-owned subsidiary of MPC, is the obligor. The notes are expected to be redeemed on December 2, 2021, at a price equal to par, plus a make-whole premium calculated in accordance with the terms of the senior notes and accrued and unpaid interest to, but not including, the redemption date. MPC expects to fund the redemption amount with cash on hand.
MPLX Senior Notes
On January 15, 2021, MPLX redeemed all the $750 million outstanding aggregate principal amount of 5.250% senior notes due January 2025, including the portion of such notes issued by Andeavor Logistics LP, at a price equal to 102.625% of the principal amount.
On September 3, 2021 MPLX redeemed, at par value, all of the $1 billion aggregate principal amount of floating rate senior notes due September 2022. MPLX primarily funded the redemption with borrowings under the MPC intercompany loan agreement.
20. REVENUE
The following table presents our revenues from external customers disaggregated by segment and product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Refining & Marketing:
Refined products	$29,257	$15,356	$75,594	$45,893
Crude oil	1,687	990	4,999	2,868
Services and other	165	147	731	403
Total revenues from external customers	31,109	16,493	81,324	49,164
Midstream:
Refined products	441	166	1,027	460
Services and other	771	749	2,296	2,183
Total revenues from external customers	1,212	915	3,323	2,643
Sales and other operating revenues	$32,321	$17,408	$84,647	$51,807

We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of September 30, 2021, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at September 30, 2021 include matching buy/sell receivables of $3.85 billion.
21. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
(In millions)	2021	2020
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$935	$901
Net income taxes paid to (received from) taxing authorities(a)	2,896	(130)
(a)Includes income tax payments related to continuing and discontinued operations.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2021	2020
Additions to property, plant and equipment per the consolidated statements of cash flows	$983	$2,330
Increase (decrease) in capital accruals	31	(426)
Total capital expenditures	$1,014	$1,904
22. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2019	$(212)	$(116)	$1	$7	$(320)
Other comprehensive loss before reclassifications, net of tax of $(4)	(12)	(2)	—	—	(14)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(34)	—	—	—	(34)
– actuarial loss(a)	27	2	—	—	29
– settlement loss(a)	10	—	—	—	10
Other	—	—	—	(5)	(5)
Tax effect	(1)	—	—	1	—
Other comprehensive loss	(10)	—	—	(4)	(14)
Balance as of September 30, 2020	$(222)	$(116)	$1	$3	$(334)

(In millions)	Pension Benefits	Other Benefits	Gain on Cash Flow Hedge	Workers Compensation	Total
Balance as of December 31, 2020	$(338)	$(181)	$1	$6	$(512)
Other comprehensive gain (loss) before reclassifications, net of tax of $38	115	1	—	(4)	112
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(34)	2	—	—	(32)
– actuarial loss(a)	35	7	—	—	42
– settlement loss(a)	64	—	—	—	64
Other	—	—	—	(1)	(1)
Tax effect	(15)	(2)	—	—	(17)
Other comprehensive gain (loss)	165	8	—	(5)	168
Balance as of September 30, 2021	$(173)	$(173)	$1	$1	$(344)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 23.

23. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Pension Benefits
Service cost	$73	$70	$221	$210
Interest cost	23	25	69	73
Expected return on plan assets	(37)	(33)	(99)	(98)
Amortization – prior service credit	(11)	(12)	(34)	(34)
– actuarial loss	10	9	35	26
– settlement loss	15	8	64	9
Net periodic pension benefit cost	$73	$67	$256	$186

Other Benefits
Service cost	$9	$9	$26	$27
Interest cost	7	8	22	24
Amortization – prior service cost	1	—	2	—
– actuarial loss	2	1	7	2
Net periodic other benefit cost	$19	$18	$57	$53

The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the nine months ended September 30, 2021, we made contributions of $801 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $19 million and $36 million, respectively, during the nine months ended September 30, 2021.
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
At September 30, 2021 and December 31, 2020, accrued liabilities for remediation totaled $389 million and $397 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $6 million and $7 million at September 30, 2021 and December 31, 2020, respectively.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of September 30, 2021.
Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later ordered vacatur of the easement during the pendency of the EIS and further ordered a shut down of the pipeline by August 5, 2020. On August 5, 2020, the U.S. Court of Appeals for the District of Columbia (the “Court of Appeals”) stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. On January 26, 2021, the Court of Appeals upheld the D.D.C.’s order vacating the easement while the Army Corps prepares the EIS. The Court of Appeals reversed the D.D.C.’s order to the extent it directed that the pipeline be shutdown and emptied of oil. In May 2021, the D.D.C. denied a renewed request for an injunction to shut down the pipeline while the EIS is being prepared. In June 2021, the D.D.C. issued an order dismissing without prejudice the tribes’

claims against the Dakota Access Pipeline. The judge noted that the plaintiffs may move to reopen the case in the event of a violation of the court’s prior orders. Dakota Access has petitioned the U.S. Supreme Court for review of the Court of Appeal’s decision upholding the D.D.C.’s order vacating the easement. The pipeline remains operational.
MPLX has entered into a Contingent Equity Contribution Agreement whereby MPLX LP, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2021, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.
Crowley Ocean Partners LLC and Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Ocean Partners LLC, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan agreement. The term loan agreement provides for loans of up to $325 million to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. As of September 30, 2021, our maximum potential undiscounted payments under this agreement for debt principal totaled $108 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of September 30, 2021, our maximum potential undiscounted payments under this arrangement was $108 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $98 million as of September 30, 2021, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
Contractual Commitments and Contingencies
At September 30, 2021, our contractual commitments to acquire property, plant and equipment and advance funds to equity method investees totaled $615 million.
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
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including inflation, changes in governmental policies relating to refined petroleum products, crude oil, natural gas or NGLs, or taxation;
•the magnitude, duration and extent of future resurgences of the COVID-19 pandemic and its effects, including travel restrictions, business and school closures, increased remote work, stay-at-home orders and other actions taken by individuals, governments and the private sector to stem the spread of the virus;
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
•accidents or other unscheduled shutdowns affecting our refineries, machinery, pipelines, processing, fractionation and treating facilities or equipment, means of transportation, or those of our suppliers or customers;
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
EXECUTIVE SUMMARY
Business Update
Through the first nine months of 2021, while demand remains below historical levels, we continue to see recovery in the environment in which our business operates, albeit in some markets and regions more or less than others. The increased availability of vaccinations and the reductions in travel and business restrictions appear to be driving increased economic activity, including the opening of many businesses and schools as well as more in-person interaction broadly. While we have seen improving results through the first nine months of 2021, we are unable to predict the potential effects that further resurgences of COVID-19 may have on our financial position and results.
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
In connection with our commitment to lower cost and strengthen the competitive position of our assets, in the third quarter of 2020 we announced strategic actions to lay a foundation for long-term success, including plans to optimize our assets and structurally lower costs in 2021 and beyond. These actions included indefinitely idling the Gallup refinery, initiating actions to strategically reposition the Martinez refinery to a renewable diesel facility and the approval of an involuntary workforce reduction plan. Our results in the first nine months of 2021 reflect the favorable effects from these cost reduction actions.
Many uncertainties remain with respect to COVID-19 and we are unable to predict the ultimate economic impacts from COVID-19 and how quickly the U.S. and economies around the world can recover once the pandemic ultimately subsides. However, the adverse impact of the economic effects on MPC have been and may continue to be significant.
Strategic Updates
On August 19, 2021, we announced an agreement to form a joint venture with Archer-Daniels-Midland Company (“ADM”) for the production of soybean oil to supply rapidly growing demand for renewable diesel fuel. Under the terms of the agreement, the joint venture will own and operate ADM’s previously announced soybean processing complex in Spiritwood, North Dakota, with ADM owning 75 percent of the joint venture and MPC owning 25 percent. When complete in 2023, the Spiritwood facility will source and process local soybeans and supply the resulting soybean oil exclusively to MPC. The Spiritwood complex is expected to produce approximately 600 million pounds of refined soybean oil annually, enough feedstock for approximately 75 million gallons of renewable diesel per year.
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
In connection with the Speedway sale, our board of directors approved an additional $7.1 billion share repurchase authorization bringing total share repurchase authorizations to $10.0 billion prior to the June tender offer discussed below.
•During the third quarter of 2021, MPC repurchased approximately 16 million shares of its common stock and paid $928 million of cash, with an additional $50 million of cash paid in early October in connection with the settlement of certain late September repurchases. As of September 30, 2021, MPC has $8.04 billion remaining under its share repurchase authorizations.
•During the second quarter of 2021, MPC completed a modified Dutch auction tender offer, purchasing 15,573,365 shares of its common stock at a purchase price of $63.00 per share, for an aggregate purchase price of approximately $981 million, excluding fees and expenses related to the tender offer.
During the first nine months of 2021, we utilized a portion of the Speedway sale proceeds to structurally reduce debt through the following actions:
•MPC intends to redeem of all of the $1.25 billion outstanding aggregate principal amount of MPC's 4.5% senior notes due May 1, 2023 and the $850 million outstanding aggregate principal amount of MPC’s 4.75% senior notes due December 15, 2023, including the portion of such notes for which Andeavor LLC, a wholly-owned subsidiary of MPC, is the obligor. The notes are expected to be redeemed on December 2, 2021, at a price equal to par, plus a make-whole premium calculated in accordance with the terms of the senior notes and accrued and unpaid interest to, but not including, the redemption date. MPC expects to fund the redemption amount with cash on hand.
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
On February 24, 2021, MPC’s board of directors approved our plan to strategically reposition the Martinez refinery to a renewable diesel facility. Converting the Martinez facility from refining petroleum to manufacturing renewable fuels signals our strong commitment to producing a substantial level of lower carbon-intensity fuels in California. As envisioned, the Martinez facility would start producing approximately 260 million gallons per year of renewable diesel by the second half of 2022, with pretreatment capabilities coming online in 2023. The facility is expected to be capable of producing approximately 730 million gallons per year by the end of 2023.

The Dickinson, North Dakota, renewable fuels facility began operations at the end of 2020 and reached full design operating capacity in the second quarter of 2021. The facility has the capacity to produce 184 million gallons per year of renewable diesel from corn oil, soybean oil, fats, and greases. The produced renewable diesel generates federal RINs and Low Carbon Fuel Standard (“LCFS”) credits when sold in California or similar markets. These instruments are used to help meet our Renewable Fuel Standard and LCFS compliance obligations as a petroleum fuel producer.

Results
Select results for continuing operations are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Income (loss) from continuing operations by segment
Refining & Marketing	$509	$(1,569)	$135	$(3,610)
Midstream	1,042	960	2,991	2,734
Corporate	(186)	(197)	(523)	(625)
Items not allocated to segments:
LCM inventory valuation adjustment	—	530	—	(1,185)
Impairment and idling expenses(a)	(25)	(433)	(81)	(9,595)
Restructuring expense	—	(348)	—	(348)
Transaction-related costs(b)	—	—	—	(8)
Income (loss) from continuing operations	1,340	(1,057)	2,522	(12,637)
Net interest and other financial costs	328	359	1,053	1,032
Income (loss) from continuing operations before income taxes	1,012	(1,416)	1,469	(13,669)
Provision (benefit) for income taxes on continuing operations	(18)	(436)	21	(2,237)
Income (loss) from continuing operations, net of tax	$1,030	$(980)	$1,448	$(11,432)
(a)    2021 includes impairments of equity method investments and long-lived assets and charges incurred to idle certain assets. 2020 includes impairment of goodwill, equity method investments and long lived assets.
(b)    2020 includes costs incurred in connection with the Midstream strategic review.

Select results for discontinued operations are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Income from discontinued operations
Speedway	$—	$456	$613	$1,282
LCM inventory valuation adjustment	—	—	—	(25)
Gain on sale of assets	—	—	11,682	—
Transaction-related costs(a)	—	(18)	(46)	(75)
Income from discontinued operations	—	438	12,249	1,182
Net interest and other financial costs	—	5	6	15
Income from discontinued operations before income taxes	—	433	12,243	1,167
Provision for income taxes on discontinued operations	—	62	3,795	286
Income from discontinued operations, net of tax	$—	$371	$8,448	$881
(a)    Costs related to the Speedway separation.

The following table includes net income (loss) per diluted share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) per diluted share
Continuing operations	$1.09	$(1.93)	$0.79	$(16.93)
Discontinued operations	—	0.57	13.02	1.35
Net income (loss) attributable to MPC	$1.09	$(1.36)	$13.81	$(15.58)

Net income (loss) attributable to MPC was $694 million, or $1.09 per diluted share, in the third quarter of 2021 compared to $(886) million, or $(1.36) per diluted share, for the third quarter of 2020 and $8.96 billion, or $13.81 per diluted share, in the first nine months of 2021 compared to $(10.11) billion, or $(15.58) per diluted share, in the first nine months of 2020.
For the third quarter of 2021, the change was largely due to increases in average refined product sales prices and volumes and the absence of impairment and restructuring expenses recognized in the third quarter of 2020, partially offset by the absence of both an LCM benefit recognized and income from discontinued operations, due to the sale of the Speedway business on May 14, 2021, in the third quarter of 2020.
For the first nine months of 2021, the change is primarily due to the gain on the sale of Speedway, the absence of impairment expenses and an LCM inventory charge in the first nine months of 2020 and increases in average refined product sales prices and volumes, partially offset by a partial period of income from discontinued operations due to the sale of the Speedway business on May 14, 2021.
See Note 4 to the unaudited consolidated financial statements for additional information on discontinued operations.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the third quarter of 2021 as compared to the third quarter of 2020 and the first nine months of 2021 compared to the first nine months of 2020.
MPLX
We owned approximately 647 million MPLX common units at September 30, 2021 with a market value of $18.43 billion based on the September 30, 2021 closing price of $28.47 per common unit.
On November 2, 2021, MPLX declared a cash distribution for the third quarter of 2021, totaling $1.31 billion, or $1.28 per common unit, consisting of a base quarterly distribution amount of $0.7050 per common unit and a special distribution amount of $0.5750 per common unit. This distribution will be paid on November 19, 2021 to common unitholders of record on November 12, 2021. MPC’s portion of this distribution is approximately $829 million.

We received limited partner distributions of $1.34 billion from MPLX in the nine months ended September 30, 2021 and $1.35 billion in the nine months ended September 30, 2020.
During the nine months ended September 30, 2021, MPLX repurchased 17,563,855 MPLX common units at an average cost per unit of $26.79 and paid $465 million of cash, with an additional $5 million of cash paid in early October in connection with the settlement of certain late September repurchases. As of September 30, 2021, $497 million remained available under the authorization for future unit repurchases.

See Note 5 to the unaudited consolidated financial statements for additional information on MPLX.

Liquidity
Our liquidity, excluding MPLX, totaled $18.29 billion at September 30, 2021 consisting of:

	September 30, 2021
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$5,000	$1	$4,999
Trade receivables facility	100	—	100
Total	$5,100	$1	$5,099
Cash and cash equivalents and short-term investments(b)			13,187
Total liquidity			$18,286
(a)Outstanding borrowings include $1 million in letters of credit outstanding under this facility.
(b)Excludes cash and cash equivalents of MPLX of $39 million.
On September 30, 2021, we entered into a new trade receivables securitization agreement with a lender, which provides for a $100 million trade receivables securitization facility. This facility replaces a similar facility that expired on July 16, 2021.
As of September 30, 2021, $1.61 billion is recorded as an income tax receivable in other current assets, $388 million was utilized to offset our third quarter cash tax payment obligation to the IRS, and $302 million has been recorded as an offset to our accrued taxes due in the fourth quarter of 2021. Additionally, on October 8, 2021, MPC received $1.55 billion of the refund from the IRS and expects to receive the remaining income tax receivable of $59 million in the first half of 2022.
MPLX’s liquidity totaled $3.67 billion at September 30, 2021. As of September 30, 2021, MPLX had cash and cash equivalents of $39 million, $3.5 billion available under its $3.5 billion revolving credit agreement and $130 million available through its intercompany loan agreement with MPC.
OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment income from operations depends largely on our refinery throughputs, Refining & Marketing margin, refining operating costs, refining planned turnarounds, distribution costs, and depreciation expenses.
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
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2021	2020	Variance	2021	2020	Variance
Revenues and other income:
Sales and other operating revenues(a)	$32,321	$17,408	$14,913	$84,647	$51,807	$32,840
Income (loss) from equity method investments	122	117	5	306	(1,037)	1,343
Net gain on disposal of assets	—	1	(1)	3	6	(3)
Other income	170	22	148	366	69	297
Total revenues and other income	32,613	17,548	15,065	85,322	50,845	34,477
Costs and expenses:
Cost of revenues (excludes items below)	29,563	16,673	12,890	77,824	48,517	29,307
LCM inventory valuation adjustment	—	(530)	530	—	1,185	(1,185)
Impairment expense	—	433	(433)	—	8,280	(8,280)
Depreciation and amortization	836	830	6	2,551	2,526	25
Selling, general and administrative expenses	681	673	8	1,881	2,080	(199)
Restructuring expenses	—	348	(348)	—	348	(348)
Other taxes	193	178	15	544	546	(2)
Total costs and expenses	31,273	18,605	12,668	82,800	63,482	19,318
Income (loss) from continuing operations	1,340	(1,057)	2,397	2,522	(12,637)	15,159
Net interest and other financial costs	328	359	(31)	1,053	1,032	21
Income (loss) from continuing operations before income taxes	1,012	(1,416)	2,428	1,469	(13,669)	15,138
Provision (benefit) for income taxes on continuing operations	(18)	(436)	418	21	(2,237)	2,258
Income (loss) from continuing operations, net of tax	1,030	(980)	2,010	1,448	(11,432)	12,880
Income from discontinued operations, net of tax	—	371	(371)	8,448	881	7,567
Income (loss) from equity method investments	1,030	(609)	1,639	9,896	(10,551)	20,447
Less net income (loss) attributable to:
Redeemable noncontrolling interest	38	20	18	79	61	18
Noncontrolling interests	298	257	41	853	(501)	1,354
Net income (loss) attributable to MPC	$694	$(886)	$1,580	$8,964	$(10,111)	$19,075
(a)In accordance with discontinued operations accounting, Speedway sales to retail customers and net results are reflected in Income from discontinued operations, net of tax and Refining & Marketing intercompany sales to Speedway are now presented as third party sales through the close of the sale on May 14, 2021.

Third Quarter 2021 Compared to Third Quarter 2020
Net income attributable to MPC increased $1.58 billion in the third quarter of 2021 compared to the third quarter of 2020 largely due to increases in refined product sales prices and volumes in the third quarter of 2021 and the absence of impairment and restructuring expenses, partially offset by the absence of an LCM inventory benefit, in the third quarter of 2020.
Revenues and other income increased $15.07 billion primarily due to:
•increased sales and other operating revenues of $14.91 billion primarily due to increased Refining & Marketing segment average refined product sales prices of $0.90 per gallon and increased refined product sales volumes of 338 mbpd; and
•increased other income of $148 million primarily due to higher income on RIN sales.
Costs and expenses increased $12.67 billion primarily due to:
•increased cost of revenues of $12.89 billion mainly due to higher crude oil and refined product raw material costs;
•the absence of an LCM benefit of $530 million in the third quarter of 2020;
•decreased impairment expenses of $433 million primarily related to the repositioning of the Martinez refinery in the third quarter of 2020; and
•decreased restructuring expenses of $348 million related to the idling of the Martinez and Gallup refineries and costs related to our workforce reduction in the third quarter of 2020.
Net interest and other financial costs decreased $31 million largely due to decreased interest expense due to lower MPC and MPLX borrowings, partially offset by $15 million of pension settlement losses.
We recorded a combined federal, state and foreign income tax benefit of $18 million for the three months ended September 30, 2021, which was lower than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests, state taxes, and an increase in benefit related to NOL carryback provided under the CARES Act. We recorded a combined federal, state and foreign income tax benefit of $436 million for the three months ended September 30, 2020, which was higher than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests, state taxes and a change in estimate related to the expected NOL carryback provided under the CARES Act offset by non-tax deductible goodwill impairment.
Noncontrolling interests increased $41 million primarily due to an increase in MPLX’s net income.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net income attributable to MPC increased $19.08 billion in the first nine months of 2021 compared to the first nine months of 2020 primarily due to the gain on the sale of Speedway, the absence of impairment expenses and an LCM inventory charge in the first nine months of 2020 and increases in average refined product sales prices and volumes, partially offset by a partial period of income from discontinued operations due to the sale of the Speedway business on May 14, 2021.
Revenues and other income increased $34.48 billion primarily due to:
•increased sales and other operating revenues of $32.84 billion primarily due to increased average refined product sales prices of $0.73 per gallon and increased refined product sales volumes of 144 mbpd;
•increased income from equity method investments of $1.34 billion largely due to impairments of equity method investments of $1.32 billion recorded in the first nine months of 2020 primarily driven by the effects of COVID-19 and the decline in commodity prices; and
•increased other income of $297 million primarily due to higher income on RIN sales.
Costs and expenses increased $19.32 billion primarily due to:
•increased cost of revenues of $29.31 billion primarily due to higher crude oil and refined product raw material costs;
•the absence of an LCM charge of $1.19 billion primarily driven by the effects of COVID-19 and the decline in commodity prices in the prior year;
•decreased impairment expense of $8.28 billion due to impairments recorded for goodwill and long-lived assets in the first nine months of 2020 primarily driven by the effects of COVID-19 and the decline in commodity prices in the prior year;
•decreased selling, general and administrative expenses of $199 million largely due to cost reductions realized from our 2020 workforce reduction and other cost control efforts; and
•decreased restructuring expenses of $348 million related to the idling of the Martinez and Gallup refineries and costs related to our workforce reduction in the third quarter of 2020.
Net interest and other financial costs increased $21 million largely due to pension settlement losses of $64 million, partially offset by decreased interest expense due to lower MPLX and MPC borrowings.

We recorded a combined federal, state and foreign income tax expense of $21 million for the nine months ended September 30, 2021, which was lower than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests and a change in benefit related to the NOL carryback provided under the CARES Act offset by state taxes. We recorded a combined federal, state and foreign income tax benefit of $2.24 billion for the nine months ended September 30, 2020, which was lower than the tax computed at the U.S. statutory rate due to a significant amount of our pre-tax loss consisting of non-tax deductible goodwill impairment charges, partially offset by the tax rate differential resulting from the expected NOL carryback provided under the CARES Act. Additionally, our non-controlling interest in MPLX generally provides an effective tax rate benefit since the tax associated with these ownership interests is paid by those interests, but this benefit was lower for the nine months ended September 30, 2020 due to impairment charges recorded by MPLX.
Net income attributable to noncontrolling interests increased $1.35 billion primarily due to an increase in MPLX’s net income largely due to impairment expense recognized during the first nine months of 2020.
Segment Results
Refining & Marketing
The following includes key financial and operating data for the third quarter of 2021 compared to the third quarter of 2020 and the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,836	2,536	2,753	2,601
Refining & Marketing margin, excluding LIFO liquidation charge(a)(b)(c)	$14.51	$8.28	$12.46	$9.46
LIFO liquidation charge	—	(1.10)	—	(0.36)
Refining & Marketing margin per barrel(a)(b)	14.51	7.18	12.46	9.10
Less:
Refining operating costs per barrel, excluding storm impacts(c)	4.97	5.41	4.89	5.85
Storm impacts on refining operating cost(d)	0.07	—	0.07	—
Distribution costs per barrel	5.02	5.61	5.08	5.35
Refining planned turnaround costs per barrel	0.78	1.01	0.50	1.02
Depreciation and amortization per barrel	1.77	1.96	1.87	1.95
Plus:
Other per barrel(e)	0.05	0.08	0.13	0.01
Refining & Marketing segment income (loss) per barrel	$1.95	$(6.73)	$0.18	$(5.06)
Fees paid to MPLX included in distribution costs above	$3.23	$3.81	$3.40	$3.63
(a)Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.
(b)See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.
(c)Includes refining operating costs and major maintenance costs. Excludes planned turnaround and depreciation and amortization expense.
(d)Storms in the first and third quarters of 2021 resulted in higher costs, including maintenance and repairs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Benchmark Spot Prices (dollars per gallon)	2021	2020	2021	2020
Chicago CBOB unleaded regular gasoline	$2.19	$1.15	$1.97	$1.05
Chicago ULSD	2.14	1.17	1.98	1.16
USGC CBOB unleaded regular gasoline	2.15	1.15	1.94	1.07
USGC ULSD	2.08	1.16	1.91	1.18
LA CARBOB	2.29	1.33	2.12	1.27
LA CARB diesel	2.17	1.24	1.98	1.28

Market Indicators (dollars per barrel)
WTI	$70.52	$40.92	$65.04	$38.21
MEH	71.17	—	65.95	—
LLS	—	42.49	—	40.15
ANS	72.69	42.75	67.52	41.41
Crack Spreads:
Mid-Continent WTI 3-2-1	$13.53	$5.55	$11.27	5.88
USGC MEH 3-2-1	10.70	—	8.47	—
USGC LLS 3-2-1	—	3.28	—	4.15
West Coast ANS 3-2-1	14.60	9.21	12.92	9.76
Blended 3-2-1(a)	12.61	5.57	10.48	6.15
Crude Oil Differentials:
Sweet	$(0.49)	$(0.59)	$(0.59)	$(1.00)
Sour	(4.62)	(2.26)	(3.62)	(3.64)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/40/20 percent in 2021. Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 38/38/24 percent in 2020. These blends are based on our refining capacity by region in each period. Beginning in the first quarter of 2021, the prompt price for USGC was transitioned from LLS to MEH.
Third Quarter 2021 Compared to Third Quarter 2020
Refining & Marketing segment revenues increased $14.63 billion primarily due to increased average refined product sales prices of $0.90 per gallon and increased refined product sales volumes of 338 mbpd.
Net refinery throughputs increased 300 mbpd during the third quarter of 2021, primarily due to continuing industry recovery from the impact of COVID-19 in 2020.
Refining & Marketing segment income from operations increased $2.08 billion primarily due to higher blended crack spreads and reduced refining planned turnaround costs, partially offset by increased refining operating costs, excluding depreciation and amortization.
Refining & Marketing margin was $14.51 per barrel for the third quarter of 2021 compared to $8.28 per barrel, excluding LIFO liquidation charge, for the third quarter of 2020. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $2 billion on Refining & Marketing margin for the third quarter of 2021 compared to the third quarter of 2020, primarily due to higher crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances, fuel margin from sales to direct dealers and, for the third quarter of 2020, a LIFO liquidation charge of $256 million. These factors had an estimated net negative effect of approximately $50 million on Refining & Marketing segment income in the third quarter of 2021 compared to the third quarter of 2020.
For the three months ended September 30, 2021, refining operating costs, excluding depreciation and amortization and storm impacts, increased $33 million compared to the three months ended September 30, 2020 primarily due to an increase in energy costs largely as a result of higher natural gas prices. On a per barrel basis, refining operating costs decreased $0.44 due to higher throughputs during the quarter.

Distribution costs, excluding depreciation and amortization, decreased $1 million and include fees paid to MPLX of $844 million and $889 million for the third quarter of 2021 and 2020, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, decreased $0.59 per barrel due to higher throughput.
Refining planned turnaround costs decreased $29 million, or $0.23 per barrel, due to the timing of turnaround activity.
Depreciation and amortization decreased $0.19 per barrel primarily due to higher throughput.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Refining & Marketing segment revenues increased $32.20 billion primarily due to increased average refined product sales prices of $0.73 per gallon and higher refined product sales volumes, which increased 144 mbpd.
Net refinery throughputs increased 152 mbpd in the first nine months of 2021, primarily due to continuing industry recovery from the impact of COVID-19 in 2020.
Refining & Marketing segment income from operations increased $3.75 billion primarily driven by higher blended crack spreads and reduced refining operating and refining planned turnaround costs.
Refining & Marketing margin was $12.46 per barrel for the first nine months of 2021 compared to $9.46 per barrel, excluding LIFO liquidation charge, for the first nine months of 2020. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $3 billion on Refining & Marketing margin for the first nine months of 2021 compared to the first nine months of 2020, primarily due to higher crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields, other feedstock variances, direct dealer fuel margin and, for the first nine months of 2020, a LIFO liquidation charge of $256 million. These factors had an estimated net positive effect of approximately $10 million on Refining & Marketing segment income in the first nine months of 2021 compared to the first nine months of 2020.
For the nine months ended September 30, 2021, refining operating costs, excluding depreciation and amortization and storm impacts, decreased $492 million, or $0.96 per barrel, compared to the nine months ended September 30, 2020 as we took actions to reduce costs in response to the economic effects of COVID-19, including idling portions of our refining capacity, partially offset by an increase in energy costs largely as a result of higher natural gas prices.
Distribution costs, excluding depreciation and amortization, were $3.82 billion for the first nine months of 2021 and 2020 and include fees paid to MPLX of $2.56 billion and $2.59 billion for the first nine months of 2021 and 2020, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, decreased $0.27 per barrel due to higher throughput.
Refining planned turnaround costs decreased $347 million, or $0.52 per barrel, due to the timing of turnaround activity.
Depreciation and amortization decreased $0.08 per barrel as increased costs were offset by higher throughput.

Supplemental Refining & Marketing Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	93	84	90	82
Refinery throughputs (mbpd):
Crude oil refined	2,684	2,390	2,594	2,446
Other charge and blendstocks	152	146	159	155
Net refinery throughput	2,836	2,536	2,753	2,601
Sour crude oil throughput percent	45	49	47	50
Sweet crude oil throughput percent	55	51	53	50
Refined product yields (mbpd):
Gasoline	1,451	1,311	1,404	1,305
Distillates	968	872	944	908
Propane	53	50	51	51
Feedstocks and petrochemicals	272	230	265	266
Heavy fuel oil	32	21	32	28
Asphalt	93	92	94	83
Total	2,869	2,576	2,790	2,641
Refined product export sales volumes (mbpd)(b)	294	389	256	331
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the third quarter of 2021 compared to the third quarter of 2020 and the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Midstream Revenues (a)

Q3 2021
$1,212
$1,242
$2,454
Q3 2020
$915
$1,232
$2,147
YTD 2021
$3,323
$3,689
$7,012
YTD 2020
$2,643
$3,638
$6,281
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes amounts related to unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
Benchmark Prices	2021	2020	2021	2020
Natural Gas NYMEX HH ($ per MMBtu)	$4.31	$2.13	$3.34	$1.92
C2 + NGL Pricing ($ per gallon)(a)	$0.96	$0.45	$0.81	$0.40
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.
Third Quarter 2021 Compared to Third Quarter 2020
Midstream segment revenue and segment income from operations increased $307 million and $82 million, respectively. Results for the quarter benefited from higher revenue, primarily due to higher natural gas prices and higher pipeline throughput, in addition to lower operating expenses.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Midstream segment revenue and segment income from operations increased $731 million and $257 million, respectively. Results benefited from higher revenue, primarily due to higher natural gas prices and higher pipeline and terminal throughputs, in addition to lower operating expenses in the first nine months of 2021.

Corporate

Key Financial Information (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Corporate(a)	(186)	(197)	(523)	(625)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment.
Third Quarter 2021 Compared to Third Quarter 2020
Corporate costs decreased $11 million largely due to cost reductions realized from our 2020 workforce reduction and other cost control efforts.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Corporate costs decreased $102 million largely due to cost reductions realized from our 2020 workforce reduction and other cost control efforts.
Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Items not allocated to segments:
LCM inventory valuation adjustment	$—	$530	$—	$(1,185)
Impairment and idling expenses	(25)	(433)	(81)	(9,595)
Restructuring expense	—	(348)	—	(348)
Transaction-related costs(a)	—	—	—	(8)
Total items not allocated to segments:	$(25)	$(251)	$(81)	$(11,136)
(a)2020 includes costs incurred in connection with the Midstream strategic review. Costs incurred in 2020 in connection with the Speedway separation are included in discontinued operations. See Note 4 to the unaudited consolidated financial statements for additional information on discontinued operations.
Third Quarter 2021 Compared to Third Quarter 2020
Total items not allocated to segments included impairment expense of $433 million and an LCM benefit of $530 million in the third quarter of 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
In the first nine months of 2021, total items not allocated to segments included impairment expense of $81 million related to the divestiture, abandonment or closure of certain assets within our Midstream segment. During the first nine months of 2020, we recorded impairment charges of approximately $9.60 billion, which includes $8.28 billion related to goodwill and long-lived assets and $1.32 billion related to equity method investments, and an LCM charge of $1.19 billion primarily driven by the effects of COVID-19 and the decline in commodity prices.
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
Reconciliation of Refining & Marketing income from operations to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Refining & Marketing income (loss) from operations(a)	$509	$(1,569)	$135	$(3,610)
Plus (Less):
Selling, general and administrative expenses	540	518	1,495	1,576
LCM inventory valuation adjustment	—	530	—	(1,185)
(Income) loss from equity method investments	(8)	(16)	(27)	6
Net gain on disposal of assets	(3)	(1)	(6)	—
Other income	(146)	(1)	(289)	(9)
Refining & Marketing gross margin	892	(539)	1,308	(3,222)
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,527	2,408	7,107	7,481
LCM inventory valuation adjustment	—	(530)	—	1,185
Depreciation and amortization	462	456	1,406	1,392
Gross margin excluded from and other income included in Refining & Marketing margin(b)	(58)	(101)	(353)	(285)
Other taxes included in Refining & Marketing margin	(38)	(19)	(104)	(62)
Refining & Marketing margin(a)	3,785	1,675	9,364	6,489
LIFO liquidation charge	—	256	—	256
Refining & Marketing margin, excluding LIFO liquidation charge	$3,785	$1,931	$9,364	$6,745
(a)LCM inventory valuation adjustments are excluded from Refining & Marketing income from operations and Refining & Marketing margin.
(b)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance for continuing operations was approximately $5.87 billion at September 30, 2021 compared to $415 million at December 31, 2020. Cash and cash equivalents for discontinued operations was $140 million at December 31, 2020. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Nine Months Ended September 30,
(In millions)	2021	2020
Net cash provided by (used in):
Operating activities - continuing operations	$3,546	$(141)
Operating activities - discontinued operations	(2,860)	1,232
Total Operating activities	686	1,091
Investing activities - continuing operations	(7,965)	(2,552)
Investing activities - discontinued operations	21,314	(272)
Total investing activities	13,349	(2,824)
Financing activities	(8,716)	922
Total increase (decrease) in cash	$5,319	$(811)
Net cash provided by operating activities decreased $405 million in the first nine months of 2021 compared to the first nine months of 2020. The change in net cash provided by continuing operations is primarily due to an increase in operating results and a favorable change in working capital of $183 million when comparing the change in working capital in both periods. Net cash used in discontinued operations, which reflects the results of the Speedway business, decreased $4.09 billion mainly due to the sale of Speedway on May 14, 2021, tax payments related to the gain on sale and working capital changes. Changes in working capital exclude changes in short-term debt.
Changes in working capital, excluding changes in short-term debt, were a net $307 million use of cash in the first nine months of 2021 compared to a net $490 million use of cash in the first nine months of 2020.
For the first nine months of 2021, changes in working capital were a net $307 million use of cash primarily due to the effects of increasing energy commodity prices and volumes at the end of the period on working capital. Accounts payable increased primarily due to increases in crude prices and volumes. Current receivables increased primarily due to higher crude and refined product prices and volumes. Inventories increased primarily due to increases in refined product and crude inventories.
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
Net cash provided by investing activities was $13.35 billion in the first nine months of 2021 compared to net cash used in investing activities of $2.82 billion in the first nine months of 2020. The change in net cash used by continuing operations is primarily due to purchases of short-term investments of $9.46 billion, partially offset by a decrease in additions to property, plant and equipment of $1.35 billion and maturities and sales of short-term investments. The change in net cash provided by discontinued operations is primarily due to proceeds from the sale of Speedway of $21.38 billion.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(In millions)	2021	2020
Additions to property, plant and equipment per the consolidated statements of cash flows	$983	$2,330
Increase (decrease) in capital accruals	31	(426)
Total capital expenditures	1,014	1,904
Investments in equity method investees (excludes acquisitions)	150	436
Total capital expenditures and investments	$1,164	$2,340
Financing activities were a net $8.72 billion use of cash in the first nine months of 2021 compared to a net $922 million source of cash in the first nine months of 2020.
•MPC borrowed $7.41 billion and repaid $8.44 billion under its commercial paper program in the first nine months of 2021.
•Long-term debt borrowings and repayments were a net $3.30 billion use of cash in the first nine months of 2021 compared to a net $3.02 billion source of cash in the first nine months of 2020. During the first nine months of 2021, MPC repaid $1.3 billion of senior notes, borrowed and repaid $3.65 billion under its revolving credit facility and borrowed and repaid $4.65 billion under its trade receivables facility. MPLX redeemed $1.75 billion of senior notes and had net payments of $175 million under its revolving credit facility.
During the first nine months of 2020, MPC issued $2.5 billion of senior notes, borrowed and repaid $3.5 billion under its revolving credit facility and borrowed and repaid $1.23 billion under its trade receivables facility. MPLX issued $3.0 billion of senior notes, which were used to repay $1.0 billion of outstanding borrowings under its term loan, to repay $1.0 billion of floating rate senior notes, and to redeem $450 million of senior notes, and had net borrowings of $95 million under its revolving credit facility.
•Cash used in common stock repurchases, including fees and expenses, totaled $1.91 billion in the first nine months of 2021. See the “Capital Requirements” section for further discussion of our stock repurchases.
•Cash used in repurchases of noncontrolling interests was $465 million in the first nine months of 2021 related to the repurchase of MPLX common units. See Note 5 to the unaudited consolidated financial statements for further discussion of MPLX.
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
Our liquidity, excluding MPLX, totaled $18.29 billion at September 30, 2021 consisting of:

	September 30, 2021
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
Bank revolving credit facility(a)	$5,000	$1	$4,999
Trade receivables facility	100	—	100
Total	$5,100	$1	$5,099
Cash and cash equivalents and short-term investments(b)			13,187
Total liquidity			$18,286
(a)Outstanding borrowings include $1 million in letters of credit outstanding under this facility.
(b)Excludes cash and cash equivalents of MPLX of $39 million.

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
MPC intends to redeem of all of the $1.25 billion outstanding aggregate principal amount of MPC's 4.5% senior notes due May 1, 2023 and the $850 million outstanding aggregate principal amount of MPC’s 4.75% senior notes due December 15, 2023, including the portion of such notes for which Andeavor LLC, a wholly-owned subsidiary of MPC, is the obligor. The notes are expected to be redeemed on December 2, 2021, at a price equal to par, plus a make-whole premium calculated in accordance with the terms of the senior notes and accrued and unpaid interest to, but not including, the redemption date. MPC expects to fund the redemption amount with cash on hand.
Effective June 18, 2021, we terminated our $1.0 billion unsecured 364-day revolving credit facility due in September 2021 and on June 23, 2021, we reduced the capacity under our trade receivables securitization facility from $750 million to $100 million. On September 30, 2021, we entered into a new trade receivables securitization agreement with a lender, which provides for a $100 million trade receivables securitization facility. This facility replaces our previous trade receivables securitization facility that expired on July 16, 2021.
As of September 30, 2021, $1.61 billion is recorded as an income tax receivable in other current assets, $388 million was utilized to offset our third quarter cash tax payment obligation to the IRS, and $302 million has been recorded as an offset to our accrued taxes due in the fourth quarter of 2021. Additionally, on October 8, 2021, MPC received $1.55 billion of the refund from the IRS and expects to receive the remaining income tax receivable of $59 million in the first half of 2022.
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At September 30, 2021, we had no borrowings outstanding under the commercial paper program.
The MPC credit agreement and trade receivables facility contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of September 30, 2021, we were in compliance with the covenants contained in the MPC bank revolving credit facility and our trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.13 to 1.00.
Our intention is to maintain an investment-grade credit profile. As of September 30, 2021, the credit ratings on our senior unsecured debt are as follows.

Company	Rating Agency	Rating
MPC	Moody’s	Baa2 (stable outlook)
	Standard & Poor’s	BBB (negative outlook)
	Fitch	BBB (stable outlook)
The ratings reflect the respective views of the rating agencies. There can be no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.
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

MPLX
MPLX’s liquidity totaled $3.67 billion at September 30, 2021 consisting of:

	September 30, 2021
(In millions)	Total Capacity	Outstanding Borrowings	Available Capacity
MPLX LP - bank revolving credit facility	$3,500	$—	$3,500
MPC intercompany loan agreement	1,500	1,370	130
Total	$5,000	$1,370	$3,630
Cash and cash equivalents			39
Total liquidity			$3,669
On September 3, 2021 MPLX redeemed, at par value, all of the $1 billion aggregate principal amount of floating rate senior notes due September 2022. MPLX primarily funded the redemption with borrowings under the MPC intercompany loan agreement.
The MPLX credit agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of September 30, 2021, MPLX was in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.64 to 1.0.
Our intention is to maintain an investment-grade credit profile for MPLX. As of September 30, 2021, the credit ratings on MPLX’s senior unsecured debt are as follows.

Company	Rating Agency	Rating
MPLX	Moody’s	Baa2 (stable outlook)
	Standard & Poor’s	BBB (negative outlook)
	Fitch	BBB (stable outlook)
The ratings reflect the respective views of the rating agencies. There can be no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.
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
See Note 19 to the unaudited consolidated financial statements for further discussion of MPLX’s debt.
Capital Requirements
Capital Investment Plan
MPC's capital investment plan for 2021 totals approximately $1.4 billion for capital projects and investments, excluding capitalized interest, potential acquisitions and MPLX’s capital investment plan. MPC’s capital investment plan includes all of the planned capital spending for Refining & Marketing and Corporate, as well as a portion of the planned capital investments in Midstream and Speedway’s capital spending through the close of the sale on May 14, 2021, which is now reported separately as discontinued operations. The remainder of the planned capital spending for Midstream reflects the capital investment plan for MPLX. The plan, which initially reflected a total of $1.0 billion, is currently estimated to be approximately $650 million. We continuously evaluate our capital investment plan and make changes as conditions warrant.

Capital expenditures and investments for MPC and MPLX are summarized below.

	Nine Months Ended September 30,
(In millions)	2021	2020
Capital expenditures and investments:(a)
MPC continuing operations, excluding MPLX
Refining & Marketing	$538	$995
Midstream - Other	42	193
Corporate and Other(b)	72	61
Total MPC continuing operations, excluding MPLX	$652	$1,249

MPC discontinued operations - Speedway	$177	$200

Midstream - MPLX	$464	$1,006
(a)    Capital expenditures exclude changes in capital accruals.
(b)    Excludes capitalized interest of $48 million and $85 million for the nine months ended September 30, 2021 and 2020, respectively.
Capital expenditures and investments in affiliates during the nine months ended September 30, 2021, were primarily for Refining & Marketing and Midstream segment projects. Major Refining & Marketing projects include the conversion of the Martinez facility from a petroleum refinery to a renewable fuels manufacturing facility, the South Texas Asset Repositioning project, which is intended to optimize operations and reduce costs at our Galveston Bay refinery, and other projects that we expect will help us reduce future operating costs.
Major Midstream projects primarily include gas gathering and processing projects in the Marcellus and Southwest regions, the expansion of crude gathering systems, and the reversal of the Capline crude pipeline.
Other Capital Requirements
During the nine months ended September 30, 2021, we contributed $801 million to our funded pension plans. During the third quarter of 2021, we made a $575 million voluntary pension contribution. We may choose to make additional contributions to our pension plans.
On October 27, 2021, our board of directors approved a dividend of $0.58 per share on common stock. The dividend is payable December 10, 2021, to shareholders of record as of the close of business on November 17, 2021.
On November 2, 2021, MPLX declared a cash distribution for the third quarter of 2021, totaling $1.31 billion, or $1.28 per common unit, consisting of a base quarterly distribution amount of $0.7050 per common unit and a special distribution amount of $0.5750 per common unit. This distribution will be paid on November 19, 2021 to common unitholders of record on November 12, 2021. MPC’s portion of this distribution is approximately $829 million.
We may, from time to time, repurchase our senior notes in the open market, in tender offers, in privately-negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
Share Repurchases
In connection with the Speedway sale, our board of directors approved an additional $7.1 billion share repurchase authorization bringing total share repurchase authorizations to $10.0 billion prior to the completion of the June tender offer discussed below.
During the third quarter of 2021, MPC repurchased approximately 16 million shares of its common stock at an average cost per share of $58.78 and paid $928 million of cash, with an additional $50 million of cash paid in early October in connection with the settlement of certain late September repurchases.
During the second quarter of 2021, MPC completed a modified Dutch auction tender offer, purchasing 15,573,365 shares of its common stock at a purchase price of $63.00 per share, for an aggregate purchase price of approximately $981 million, excluding fees and expenses related to the tender offer.
Since January 1, 2012, our board of directors has approved $25.05 billion in total share repurchase authorizations and we have repurchased a total of $17.01 billion of our common stock.

During the nine months ended September 30, 2021, MPLX repurchased 17,563,855 MPLX common units at an average cost per unit of $26.79 and paid $465 million of cash, with an additional $5 million of cash paid in early October in connection with the settlement of certain late September purchases. As of September 30, 2021, $497 million remained available under the authorization for future unit repurchases.
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
Contractual Cash Obligations
As of September 30, 2021, our contractual cash obligations included long-term debt, capital and operating lease obligations, purchase obligations and other long-term liabilities. During the first nine months of 2021, our long-term debt commitments decreased approximately $5.28 billion primarily due to the repayment of $1.3 billion of MPC senior notes, net repayment of $1.0 billion under the MPC commercial paper program, the redemption of $1.75 billion of MPLX senior notes and net repayment of $175 million under the MPLX revolving credit facility.
During the first nine months of 2021, we terminated a transportation services agreement with a total commitment of approximately $560 million through the year 2028. There were no other material changes to our contractual cash obligations outside the ordinary course of business since December 31, 2020.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements comprise those arrangements that may potentially impact our liquidity, capital resources and results of operations, even though such arrangements are not recorded as liabilities under GAAP. Our off-balance sheet arrangements are limited to indemnities and guarantees that are described below. Although these arrangements serve a variety of our business purposes, we are not dependent on them to maintain our liquidity and capital resources, and we are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on our liquidity and capital resources.
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
There have been no significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2021.
CRITICAL ACCOUNTING ESTIMATES
As of September 30, 2021, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.
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
The following table includes the composition of net gains and losses on our commodity derivative positions as of September 30, 2021 and 2020, respectively.

	Nine Months Ended September 30,
(In millions)	2021	2020
Realized gain (loss) on settled derivative positions	$(270)	$33
Unrealized gain (loss) on open net derivative positions	(118)	47
Net gain (loss)	$(388)	$80
See Note 18 to the unaudited consolidated financial statements for additional information on our open derivative positions at September 30, 2021.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2021 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of September 30, 2021
Crude	$(63)	$(158)	$63	$158
Refined products	(29)	(72)	29	72
Blending products	(34)	(84)	34	84
Soybean oil	(12)	(30)	12	30
Embedded derivatives	(10)	(26)	10	26
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2021 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of September 30, 2021 is provided in the following table. Fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of September 30, 2021(a)	Change in Fair Value(b)	Change in Net Income for the Nine Months Ended September 30, 2021(c)
Long-term debt
Fixed-rate	$30,466	$2,696	n/a
Variable-rate	$—	—	$16
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2021.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2021.
At September 30, 2021, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 17 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 10-K”), as updated in our subsequent Quarterly Reports on Form 10-Q.
Martinez
As previously disclosed in our 2020 10-K, we had been negotiating, through two separate actions, the settlement of 141 NOVs received from the Bay Area Air Quality Management District (“BAAQMD”). The NOVs were issued from 2011 to 2019 and alleged violations of air quality regulations and the idled Martinez refinery’s air permit. In the third quarter of 2021, we finalized a settlement with the BAAQMD, which provides for a cash penalty of approximately $2.2 million to resolve 58 of these NOVs. We continue to negotiate a settlement of the remaining allegations with the BAAQMD through a separate enforcement action. We cannot currently estimate the timing of the resolution of the remaining NOVs.
Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later ordered vacatur of the easement during the pendency of the EIS and further ordered a shut down of the pipeline by August 5, 2020. On August 5, 2020, the U.S. Court of Appeals for the District of Columbia (the “Court of Appeals”) stayed the D.D.C.’s injunction that required the pipeline be shutdown and emptied of oil by August 5, 2020. On January 26, 2021, the Court of Appeals upheld the D.D.C.’s order vacating the easement while the Army Corps prepares the EIS. The Court of Appeals reversed the D.D.C.’s order to the extent it directed that the pipeline be shutdown and emptied of oil. In May 2021, the D.D.C. denied a renewed request for an injunction to shut down the pipeline while the EIS is being prepared. In June 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against the Dakota Access Pipeline. The judge noted that the plaintiffs may move to reopen the case in the event of a violation of the court’s prior orders. Dakota Access has petitioned the U.S. Supreme Court for review of the Court of Appeal’s decision upholding the D.D.C.’s order vacating the easement. The pipeline remains operational.
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2021, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $230 million.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended September 30, 2021, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)(d)
07/01/2021-07/31/2021	171	$61.30	—	$9,018,878,009
08/01/2021-08/31/2021	7,792,037	57.91	7,792,016	$8,567,626,311
09/01/2021-09/30/2021	8,848,532	59.35	8,848,451	$8,042,451,024
Total	16,640,740	58.68	16,640,467
(a)The amounts in this column include 171, 21 and 81 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in July, August and September, respectively.
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

ITEM 5. OTHER INFORMATION
On October 27, 2021, our board of directors amended and restated the Company’s Amended and Restated Bylaws (the “Bylaws”) consistent with the Delaware General Corporation Law to increase the age limit, from 72 to 73, after which a director will no longer be eligible for election or re-election to the board of directors.
The foregoing description is qualified in its entirety by reference to the full text of the Bylaws, which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1†	Purchase and Sale Agreement, dated as of August 2, 2020, by and between MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.	8-K	2.1	8/3/2020	001-35054
2.2	Amendment to Purchase and Sale Agreement, dated as of October 16, 2020, by and among MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.	10-K	2.7	2/26/2021	001-35054
2.3†	Amendment No. 2 to Purchase and Sale Agreement, dated as of May 14, 2021, by and among the Company, Sellers and Purchaser	8-K	2.3	5/14/2021	001-35054
3.1	Restated Certificate of Incorporation of MPC, dated October 1, 2018	8-K	3.2	10/1/2018	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021					X
10.1	Form of 2021 MPC Officer RSU Award Agreement - 2021 Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†    The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2021	MARATHON PETROLEUM CORPORATION

	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn Senior Vice President and Controller