Form 10-Q
period 2022-03-31
Marathon Petroleum Corp
filed 2022-05-03
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 540,994,934 shares of Marathon Petroleum Corporation common stock outstanding as of April 29, 2022.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Revenues and other income:
Sales and other operating revenues	$38,058	$22,711
Income from equity method investments	142	91
Net gain (loss) on disposal of assets	(18)	3
Other income	202	77
Total revenues and other income	38,384	22,882

Costs and expenses:
Cost of revenues (excludes items below)	35,068	21,084
Depreciation and amortization	805	844
Selling, general and administrative expenses	603	575
Other taxes	192	162
Total costs and expenses	36,668	22,665

Income from continuing operations	1,716	217
Net interest and other financial costs	262	353
Income (loss) from continuing operations before income taxes	1,454	(136)
Provision for income taxes on continuing operations	282	34
Income (loss) from continuing operations, net of tax	1,172	(170)
Income from discontinued operations, net of tax	—	234
Net income	1,172	64
Less net income attributable to:
Redeemable noncontrolling interest	21	20
Noncontrolling interests	306	286
Net income (loss) attributable to MPC	$845	$(242)

Per share data (See Note 8)
Basic:
Continuing operations	$1.50	$(0.73)
Discontinued operations	—	0.36
Net income (loss) per share	$1.50	$(0.37)

Weighted average shares outstanding	564	651

Diluted:
Continuing operations	$1.49	$(0.73)
Discontinued operations	—	0.36
Net income (loss) per share	$1.49	$(0.37)

Weighted average shares outstanding	568	651
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Net income	$1,172	$64
Defined benefit plans:
Actuarial changes, net of tax of $4 and $3, respectively	12	9
Prior service, net of tax of $(4) and $(3), respectively	(13)	(8)
Other, net of tax of $(2) and $—, respectively	(6)	—
Other comprehensive income (loss)	(7)	1
Comprehensive income	1,165	65
Less comprehensive income attributable to:
Redeemable noncontrolling interest	21	20
Noncontrolling interests	306	286
Comprehensive income (loss) attributable to MPC	$838	$(241)
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions of dollars, except share data)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$7,148	$5,291
Short-term investments	3,449	5,548
Receivables, less allowance for doubtful accounts of $39 and $40, respectively	15,661	11,034
Inventories	9,482	8,055
Other current assets	648	568
Total current assets	36,388	30,496
Equity method investments	5,514	5,409
Property, plant and equipment, net	37,145	37,440
Goodwill	8,256	8,256
Right of use assets	1,331	1,372
Other noncurrent assets	2,318	2,400
Total assets	$90,952	$85,373

Liabilities
Accounts payable	$19,791	$13,700
Payroll and benefits payable	976	911
Accrued taxes	1,691	1,231
Debt due within one year	1,075	571
Operating lease liabilities	420	438
Other current liabilities	1,167	1,047
Total current liabilities	25,120	17,898
Long-term debt	25,634	24,968
Deferred income taxes	5,571	5,638
Defined benefit postretirement plan obligations	1,063	1,015
Long-term operating lease liabilities	905	927
Deferred credits and other liabilities	1,360	1,346
Total liabilities	59,653	51,792

Commitments and contingencies (see Note 22)
Redeemable noncontrolling interest	965	965

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 987 million and 984 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 442 million and 405 million shares	(22,711)	(19,904)
Additional paid-in capital	33,327	33,262
Retained earnings	13,420	12,905
Accumulated other comprehensive loss	(74)	(67)
Total MPC stockholders’ equity	23,972	26,206
Noncontrolling interests	6,362	6,410
Total equity	30,334	32,616
Total liabilities, redeemable noncontrolling interest and equity	$90,952	$85,373
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Operating activities:
Net income	$1,172	$64
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	19	22
Depreciation and amortization	805	844
Pension and other postretirement benefits, net	35	(158)
Deferred income taxes	(52)	24
Net (gain) loss on disposal of assets	18	(3)
Income from equity method investments	(142)	(91)
Distributions from equity method investments	160	142
Income from discontinued operations	—	(234)
Changes in income tax receivable	(13)	54
Changes in the fair value of derivative instruments	(71)	(43)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Current receivables	(4,627)	(1,723)
Inventories	(1,423)	(408)
Current accounts payable and accrued liabilities	6,717	1,821
Right of use assets and operating lease liabilities, net	2	5
All other, net	(87)	(51)
Cash provided by operating activities - continuing operations	2,513	265
Cash provided by operating activities - discontinued operations	—	189
Net cash provided by operating activities	2,513	454

Investing activities:
Additions to property, plant and equipment	(495)	(304)
Disposal of assets	7	76
Investments – acquisitions and contributions	(112)	(51)
– redemptions, repayments and return of capital	—	1
Purchases of short-term investments	(364)	—
Sales of short-term investments	1,014	—
Maturities of short-term investments	1,443	—
All other, net	215	98
Cash provided by (used in) investing activities - continuing operations	1,708	(180)
Cash used in investing activities - discontinued operations	—	(87)
Net cash provided by (used in) investing activities	1,708	(267)

Financing activities:
Commercial paper – issued	—	6,049
– repayments	—	(5,356)
Long-term debt – borrowings	2,385	6,785
– repayments	(1,218)	(6,613)
Debt issuance costs	(16)	—
Issuance of common stock	96	23
Common stock repurchased	(2,846)	—
Dividends paid	(330)	(379)

	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Distributions to noncontrolling interests	(311)	(320)
Repurchases of noncontrolling interests	(100)	(155)
All other, net	(24)	(18)
Net cash provided by (used in) financing activities	(2,364)	16

Net change in cash, cash equivalents and restricted cash	$1,857	$203

Cash, cash equivalents and restricted cash balances:(a)
Continuing operations - beginning of period	$5,294	$416
Discontinued operations - beginning of period	—	140
Less: Discontinued operations - end of period	—	134
Continuing operations - end of period	$7,151	$625

(a)Restricted cash is included in other current assets on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	984	$10	(405)	$(19,904)	$33,262	$12,905	$(67)	$6,410	$32,616	$965
Net income	—	—	—	—	—	845	—	306	1,151	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(330)	—	—	(330)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(290)	(290)	(21)
Other comprehensive loss	—	—	—	—	—	—	(7)	—	(7)	—
Shares repurchased	—	—	(37)	(2,807)	—	—	—	—	(2,807)	—
Stock-based compensation	3	—	—	—	90	—	—	(1)	89	—
Equity transactions of MPLX	—	—	—	—	(25)	—	—	(63)	(88)	—
Balance as of March 31, 2022	987	$10	(442)	$(22,711)	$33,327	$13,420	$(74)	$6,362	$30,334	$965

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	980	$10	(329)	$(15,157)	$33,208	$4,650	$(512)	$7,053	$29,252	$968
Net income (loss)	—	—	—	—	—	(242)	—	286	44	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(379)	—	—	(379)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(300)	(300)	(20)
Other comprehensive income	—	—	—	—	—	—	1	—	1	—
Stock-based compensation	1	—	—	(1)	18	—	—	—	17	—
Equity transactions of MPLX	—	—	—	—	(4)	—	—	(120)	(124)	—
Balance as of March 31, 2021	981	$10	(329)	$(15,158)	$33,222	$4,029	$(511)	$6,919	$28,511	$968
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
We are a leading, integrated, downstream energy company headquartered in Findlay, Ohio. We operate the nation's largest refining system. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market and to independent entrepreneurs who operate branded outlets. We also sell transportation fuel to consumers through direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX LP (“MPLX”), which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We own the general partner and a majority limited partner interest in MPLX. See Note 5.
Basis of Presentation
All significant intercompany transactions and accounts have been eliminated.
These interim consolidated financial statements are unaudited; however, in the opinion of our management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by GAAP for complete financial statements. Certain information and disclosures derived from our audited annual financial statements, prepared in accordance with GAAP, have been condensed or omitted from these interim financial statements.
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
2. ACCOUNTING STANDARDS
Recently Adopted
ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued guidance requiring disclosures for certain types of government assistance that have been accounted for by analogy to grant or contribution models. Disclosures will include information about the type of transactions, accounting and the impact on financial statements. We prospectively adopted this standard in the first quarter of 2022. The adoption of this standard did not have a material impact on our financial statements or disclosures.
3. SHORT-TERM INVESTMENTS
Investments Components
The components of investments were as follows:

	March 31, 2022
(In millions)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$2,481	$—	$(5)	$2,476	$270	$2,206
Certificates of deposit and time deposits	Level 2	4,540	—	(3)	4,537	3,350	1,187
U.S. government securities	Level 1	28	—	—	28	—	28
Corporate notes and bonds	Level 2	28	—	—	28	—	28
Total available-for-sale debt securities		$7,077	$—	$(8)	$7,069	$3,620	$3,449
Cash					3,528	3,528	—
Total					$10,597	$7,148	$3,449

	December 31, 2021
(In millions)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$4,905	$—	$(1)	$4,904	$868	$4,036
Certificates of deposit and time deposits	Level 2	2,024	—	—	2,024	750	1,274
U.S. government securities	Level 1	28	—	—	28	—	28
Corporate notes and bonds	Level 2	271	—	—	271	61	210
Total available-for-sale debt securities		$7,228	$—	$(1)	$7,227	$1,679	$5,548
Cash					3,612	3,612	—
Total					$10,839	$5,291	$5,548
Our investment policy includes concentration limits and credit rating requirements which limits our investments to high quality, short term and highly liquid securities.
Unrealized losses on debt investments held from May 14, 2021 to March 31, 2022 were not material. Realized gains/losses were not material. All of our available-for-sale debt securities held as of March 31, 2022 mature within one year or less or are readily available for use.
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

Three Months Ended March 31,
(In millions)	2021
Total revenues and other income	$5,339

Costs and expenses:
Cost of revenues (excludes items below)	4,906
Depreciation and amortization	2
Selling, general and administrative expenses	73
Other taxes	51
Total costs and expenses	5,032

Income from operations	307
Net interest and other financial costs	4
Income before income taxes	303
Provision for income taxes	69
Income from discontinued operations, net of tax	$234

Fuel Supply Agreements
During the second quarter of 2021, we entered into various 15-year fuel supply agreements through which we continue to supply fuel to Speedway.

5. MASTER LIMITED PARTNERSHIP
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest. As of March 31, 2022, we owned approximately 64 percent of the outstanding MPLX common units.
Unit Repurchase Program
On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1.0 billion of MPLX’s outstanding common units held by the public.
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Number of common units repurchased	3	6
Cash paid for common units repurchased	$100	$155
Average cost per unit	$32.06	$24.78
As of March 31, 2022, MPLX had $237 million remaining under its unit repurchase authorization.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Decrease due to change in ownership	$(37)	$(35)
Tax impact	12	31
Decrease in MPC's additional paid-in capital, net of tax	$(25)	$(4)
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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our balance sheets.

(In millions)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$42	$13
Receivables, less allowance for doubtful accounts	753	660
Inventories	149	142
Other current assets	54	55
Equity method investments	4,079	3,981
Property, plant and equipment, net	19,912	20,042
Goodwill	7,657	7,657
Right of use assets	280	268
Other noncurrent assets	850	891

Liabilities
Accounts payable	$745	$671
Payroll and benefits payable	3	6
Accrued taxes	71	75
Debt due within one year	999	499
Operating lease liabilities	47	59
Other current liabilities	353	304
Long-term debt	18,757	18,072
Deferred income taxes	14	10
Long-term operating lease liabilities	228	205
Deferred credits and other liabilities	570	559
7. RELATED PARTY TRANSACTIONS
Transactions with related parties were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Sales to related parties	$19	$43
Purchases from related parties	282	203
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

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Income (loss) from continuing operations, net of tax	$1,172	$(170)
Less: Net income attributable to noncontrolling interest	327	306
Net income allocated to participating securities	—	—
Income (loss) from continuing operations available to common stockholders	845	(476)
Income from discontinued operations, net of tax	—	234
Income (loss) available to common stockholders	$845	$(242)

Weighted average common shares outstanding:
Basic	564	651
Effect of dilutive securities	4	—
Diluted	568	651

Income (loss) available to common stockholders per share:
Basic:
Continuing operations	$1.50	$(0.73)
Discontinued operations	—	0.36
Net income (loss) per share	$1.50	$(0.37)

Diluted:
Continuing operations	$1.49	$(0.73)
Discontinued operations	—	0.36
Net income (loss) per share	$1.49	$(0.37)
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended March 31,
(In millions)	2022	2021
Shares issuable under stock-based compensation plans	—	10
9. EQUITY
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
Total share repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Number of shares repurchased	37	—
Cash paid for shares repurchased	$2,846	$—
Average cost per share	$75.88	$—

As of March 31, 2022, MPC has $7.46 billion remaining under its share repurchase authorizations, which reflects the repurchase of 539,000 common shares for $46 million that were transacted in the first quarter of 2022 and settled in the second quarter of 2022.
10. SEGMENT INFORMATION
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
During the first quarter of 2022, our chief operating decision maker (“CODM”) began to evaluate the performance of our segments using segment adjusted EBITDA. We have modified our presentation of segment performance to be consistent with this change, including prior periods presented for consistent and comparable presentation. Amounts included in income (loss) from continuing operations before income taxes and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) turnaround expenses and (iv) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures.

	Three Months Ended March 31,
(In millions)	2022	2021
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,374	$23
Midstream	1,403	1,322
Total reportable segments	$2,777	$1,345

Reconciliation of segment adjusted EBITDA for reportable segments to income (loss) from continuing operations before income taxes
Total reportable segments	$2,777	$1,345
Corporate	(138)	(125)
Refining planned turnaround costs	(145)	(112)
Storm impacts	—	(47)
Litigation	27	—
Depreciation and amortization	(805)	(844)
Net interest and other financial costs	(262)	(353)
Income (loss) from continuing operations before income taxes	$1,454	$(136)

	Three Months Ended March 31,
(In millions)	2022	2021
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$36,792	$21,661
Intersegment revenues	36	28
Refining & Marketing segment revenues	36,828	21,689

Midstream
Revenues from external customers(a)	1,266	1,050
Intersegment revenues	1,247	1,199
Midstream segment revenues	2,513	2,249

Total segment revenues	39,341	23,938
Less: intersegment revenues	1,283	1,227
Consolidated sales and other operating revenues(a)	$38,058	$22,711
(a)Includes related party sales. See Note 7 for additional information.

	Three Months Ended March 31,
(In millions)	2022	2021
Income from equity method investments
Refining & Marketing	$12	$5
Midstream	130	86
Corporate	—	—
Consolidated income from equity method investments	$142	$91

Depreciation and amortization
Refining & Marketing	$461	$478
Midstream	331	334
Corporate	13	32
Consolidated depreciation and amortization	$805	$844

Capital expenditures
Refining & Marketing	$244	$134
Midstream	283	138
Segment capital expenditures and investments	527	272
Less investments in equity method investees	112	51
Plus:
Corporate	23	21
Capitalized interest	23	14
Consolidated capital expenditures(a)	$461	$256
(a)Includes changes in capital expenditure accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the three months ended March 31, 2022 and 2021 as reported in the consolidated statements of cash flows.

11. NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Interest income	$(5)	$(1)
Interest expense	310	351
Interest capitalized	(23)	(17)
Pension and other postretirement non-service costs(a)	(21)	—
Other financial costs	1	20
Net interest and other financial costs	$262	$353
(a)See Note 21.
12. INCOME TAXES
We recorded a combined federal, state and foreign income tax provision of $282 million for the three months ended March 31, 2022, which was lower than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests offset by state taxes.
We recorded a combined federal, state and foreign income tax provision of $34 million for the three months ended March 31, 2021, which was higher than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits not recognized on net losses attributable to noncontrolling interests, and due to state taxes and unrecognized tax benefits.

13. INVENTORIES

(In millions)	March 31, 2022	December 31, 2021
Crude oil	$2,815	$2,639
Refined products	5,675	4,460
Materials and supplies	992	956
Total	$9,482	$8,055
Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.
14. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2022			December 31, 2021
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$31,345	$15,284	$16,061	$31,089	$14,876	$16,213
Midstream	28,254	7,678	20,576	28,098	7,384	20,714
Corporate	1,453	945	508	1,446	933	513
Total	$61,052	$23,907	$37,145	$60,633	$23,193	$37,440

15. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2022
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$764	$—	$—	$(709)	$55	$74
Liabilities:
Commodity contracts	$745	$—	$—	$(745)	$—	$—
Embedded derivatives in commodity contracts	—	—	99	—	99	—

	December 31, 2021
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$270	$1	$—	$(235)	$36	$34
Liabilities:
Commodity contracts	$248	$1	$—	$(249)	$—	$—
Embedded derivatives in commodity contracts	—	—	108	—	108	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2022, cash collateral of $36 million was netted with the mark-to-market derivative liabilities. As of December 31, 2021, cash collateral of $14 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts that are covered by master netting arrangements reflected gross on the balance sheet.
Level 3 instruments include embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at March 31, 2022 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.73 to $2.38 per gallon with a weighted average of $0.97 per gallon and (2) the probability of renewal of 100 percent for the five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(In millions)	2022	2021
Beginning balance	$108	$63
Unrealized and realized (gains) losses included in net income	(4)	6
Settlements of derivative instruments	(5)	(3)
Ending balance	$99	$66

The amount of total (gains) losses for the period included in earnings attributable to the change in unrealized (gains) losses relating to assets still held at the end of period:	$(5)	$5

Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $26.3 billion and $27.1 billion at March 31, 2022, respectively, and approximately $25.1 billion and $28.1 billion at December 31, 2021, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of March 31, 2022 and December 31, 2021 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(In millions)	March 31, 2022		December 31, 2021
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$764	$745	$271	$249
Other current liabilities(a)	—	16	—	15
Deferred credits and other liabilities(a)	—	83	—	93
(a)     Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of March 31, 2022.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	87.9%	89,111	88,433
Refined products	91.2%	15,031	17,289
Blending products	100.0%	1,487	1,713
Soybean oil	97.7%	1,283	1,727
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 17,010 long and 14,205 short; Refined products - 1,501 long and 1,665 short. There are no spread contracts for blending products or soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended March 31,
Income Statement Location	2022	2021
Sales and other operating revenues	$—	$(10)
Cost of revenues	(342)	(65)
Other income	2	—
Total	$(340)	$(75)
17. DEBT
Our outstanding borrowings at March 31, 2022 and December 31, 2021 consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
Marathon Petroleum Corporation:
Senior notes	$6,449	$6,449
Notes payable	1	1
Finance lease obligations	574	589
Total	$7,024	$7,039

MPLX LP:
Bank revolving credit facility	—	300
Senior notes	20,100	18,600
Finance lease obligations	8	9
Total	$20,108	$18,909

Total debt	$27,132	$25,948
Unamortized debt issuance costs	(143)	(129)
Unamortized (discount) premium, net	(280)	(280)
Amounts due within one year	(1,075)	(571)
Total long-term debt due after one year	$25,634	$24,968

MPLX Senior Notes
On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950% senior notes due March 2052 in an underwritten public offering. The net proceeds were used to repay amounts outstanding under the MPC intercompany loan agreement and the MPLX credit agreement.

Available Capacity under our Credit Facilities as of March 31, 2022

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	October 2023
MPC trade receivables securitization facility(a)	1,000	—	996	4	—	September 2022

MPLX
MPLX bank revolving credit facility	3,500	—	—	3,500	—%	July 2024
(a)    The committed borrowing and letter of credit issuance capacity of the trade receivables securitization facility is $100 million. The facility allows banks to issue letters of credit for up to $900 million in excess of the committed capacity at their discretion if there is available borrowing base capacity. This uncommitted capacity was utilized in the first quarter of 2022 to secure contracts awarded by the Department of Energy to purchase crude oil from the strategic petroleum reserve. The uncommitted letter of credit issuing capacity under the facility is scheduled to decrease to $400 million on July 29, 2022
18. REVENUE
The following table presents our revenues from external customers disaggregated by segment and product line.

	Three Months Ended March 31,
(In millions)	2022	2021
Refining & Marketing:
Refined products	$33,593	$19,809
Crude oil	2,889	1,446
Services and other	310	406
Total revenues from external customers	36,792	21,661

Midstream:
Refined products	497	282
Services and other	769	768
Total revenues from external customers	1,266	1,050

Sales and other operating revenues	$38,058	$22,711
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of March 31, 2022, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at March 31, 2022 include matching buy/sell receivables of $7.15 billion.

19. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
(In millions)	2022	2021
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$278	$336
Net income taxes paid to (received from) taxing authorities	—	1

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(In millions)	2022	2021
Additions to property, plant and equipment per the consolidated statements of cash flows	$495	$304
Decrease in capital accruals	(34)	(48)
Total capital expenditures	$461	$256
20. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2020	$(338)	$(181)	$7	$(512)
Other comprehensive loss before reclassifications, net of tax of $0	(2)	—	—	(2)
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(11)	1	—	(10)
– actuarial loss(a)	12	2	—	14
– settlement loss(a)	—	—	—	—
Other	—	—	(1)	(1)
Tax effect	(1)	—	1	—
Other comprehensive income (loss)	(2)	3	—	1
Balance as of March 31, 2021	$(340)	$(178)	$7	$(511)

(In millions)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2021	$(117)	$49	$1	$(67)
Other comprehensive gain (loss) before reclassifications, net of tax of $(1)	3	3	(6)	—
Amounts reclassified from accumulated other comprehensive loss:
Amortization – prior service credit(a)	(11)	(5)	—	(16)
– actuarial loss(a)	4	2	—	6
– settlement loss(a)	2	—	—	2
Tax effect	1	—	—	1
Other comprehensive loss	(1)	—	(6)	(7)
Balance as of March 31, 2022	$(118)	$49	$(5)	$(74)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.

21. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
(In millions)	2022	2021
Pension Benefits
Service cost	$68	$76
Interest cost	23	23
Expected return on plan assets	(41)	(33)
Amortization – prior service credit	(11)	(11)
– actuarial loss	4	11
– settlement loss	2	—
Net periodic pension benefit cost	$45	$66

Other Benefits
Service cost	$8	$10
Interest cost	5	7
Amortization – prior service cost (credit)	(5)	1
– actuarial loss	2	2
Net periodic other benefit cost	$10	$20
The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the three months ended March 31, 2022, we did not make contributions to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $5 million and $14 million, respectively, during the three months ended March 31, 2022.
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
At March 31, 2022 and December 31, 2021, accrued liabilities for remediation totaled $416 million and $401 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $6 million at both March 31, 2022 and December 31, 2021.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of March 31, 2022.
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
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of March 31, 2022, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.
Crowley Ocean Partners LLC and Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Ocean Partners LLC, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan used to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. During the first quarter of 2022, the guarantee for the debt associated with one of the four vessels became effective upon the expiration of the charter for the relevant vessel. As of March 31, 2022, our maximum potential undiscounted payments under this agreement for debt principal totaled $103 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of March 31, 2022, our maximum potential undiscounted payments under this arrangement was $104 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $98 million as of March 31, 2022, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.
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
•the timing, amount and form of any future capital return transactions at MPC or MPLX; and
•the anticipated effects of actions of third parties such as competitors, activist investors, federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions;
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
For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.
EXECUTIVE SUMMARY
Business Update
Through the first three months of 2022, we continue to see recovery in demand for products and services across all our regions. We are unable to predict the potential effects that further resurgences of COVID-19 or the continuance or escalation of the military conflict between Russia and Ukraine may have on our financial position and results.
In response to this business environment, we continue to focus on the following priorities for our businesses:
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
Strategic Updates
Martinez Renewable Fuels Project Joint Venture
On March 1, 2022, MPC announced it entered into definitive agreements to form a joint venture with Neste for its Martinez renewable fuels project. The partnership will be structured as a 50/50 joint venture with Neste expected to contribute a total of $1 billion, inclusive of half of the total project development costs projected through the completion of the project. MPC will continue to manage project execution and operate the facility once construction is complete. The closing of the joint venture is subject to customary closing conditions and regulatory approvals, including obtaining the necessary permits, which depend upon certification of a final Environmental Impact Report.
This strategic partnership is expected to advance the current project objectives of delivering low carbon intensity fuels to support California's climate goals. MPC and Neste will leverage their complementary core competencies in the joint venture. MPC brings experience in renewable diesel facility conversion, large capital project execution, and operating expertise in the California market. Neste brings knowledge in sustainable feedstock sourcing and in renewable liquid fuels production. The joint venture reflects both partners' commitment to obtain low carbon intensity feedstocks to achieve the project objectives of providing fuels that meet the demand driven by the Low Carbon Fuel Standard.
The Martinez facility is currently targeted to have a production capacity of 260 million gallons per year of renewable diesel in the second half of 2022, with pretreatment capabilities to come online in 2023. The facility is expected to be capable of producing 730 million gallons per year by the end of 2023. Estimated total project costs for Martinez remain at approximately $1.2 billion. Both Neste and MPC will be responsible for raw material sourcing for the joint venture. The production output will be split evenly between the joint venture partners, and each partner will be responsible for marketing the products under its own brand. The expected and targeted timelines for achieving the production capacities outlined above are dependent upon the timing of obtaining the necessary permits to operate the facility.
Share Repurchase Authorization
On February 2, 2022, we announced our board of directors approved an incremental $5.0 billion share repurchase authorization. The authorization has no expiration date. As of March 31, 2022, MPC had $7.46 billion remaining under its share repurchase authorizations.

Results
During the first quarter of 2022, our CODM began to evaluate the performance of our segments using segment adjusted EBITDA. We have modified our presentation of segment performance to be consistent with this change, including prior periods presented for consistent and comparable presentation. Amounts included in net income and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) provision for income taxes; (iii) net interest and other financial costs; (iv) noncontrolling interests; (v) turnaround expenses and (vi) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.
Select results for continuing operations are reflected in the following table.

	Three Months Ended March 31,
(In millions)	2022	2021
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,374	$23
Midstream	1,403	1,322
Total reportable segments	$2,777	$1,345

Reconciliation of segment adjusted EBITDA for reportable segments to income (loss) from continuing operations before income taxes
Total reportable segments	$2,777	$1,345
Corporate	(138)	(125)
Refining planned turnaround costs	(145)	(112)
Storm impacts	—	(47)
Litigation	27	—
Depreciation and amortization	(805)	(844)
Net interest and other financial costs	(262)	(353)
Income (loss) from continuing operations before income taxes	$1,454	$(136)
The following table includes net income (loss) per diluted share data.

	Three Months Ended March 31,
	2022	2021
Net income (loss) per diluted share
Continuing operations	$1.49	$(0.73)
Discontinued operations	—	0.36
Net income (loss) attributable to MPC	$1.49	$(0.37)

Net income (loss) attributable to MPC was $845 million, or $1.49 per diluted share, in the first quarter of 2022 compared to $(242) million, or $(0.37) per diluted share, for the first quarter of 2021.
For the first quarter of 2022, the change was largely due to increases in average refined product sales prices and volumes, partially offset by the absence of income from discontinued operations due to the sale of the Speedway business on May 14, 2021.
See Note 4 to the unaudited consolidated financial statements for additional information on discontinued operations.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the first quarter of 2022 as compared to the first quarter of 2021.

MPLX
We owned approximately 647 million MPLX common units at March 31, 2022 with a market value of $21.48 billion based on the March 31, 2022 closing price of $33.18 per common unit. On April 26, 2022, MPLX declared a quarterly cash distribution of $0.7050 per common unit payable on May 13, 2022. As a result, MPC’s portion of this distribution is approximately $456 million.
We received limited partner distributions of $456 million from MPLX in the three months ended March 31, 2022 and $445 million in the three months ended March 31, 2021.
During the three months ended March 31, 2022, MPLX repurchased approximately 3 million MPLX common units at an average cost per unit of $32.06 and paid $100 million of cash. As of March 31, 2022, $237 million remained available under the authorization for future unit repurchases.

See Note 5 to the unaudited consolidated financial statements for additional information on MPLX.
OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment adjusted EBITDA depends largely on our refinery throughputs, Refining & Marketing margin, refining operating costs and distribution costs.
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
Refining & Marketing segment adjusted EBITDA is also affected by changes in refinery operating costs in addition to committed distribution costs. Changes in operating costs are primarily driven by the cost of energy used by our refineries, including purchased natural gas, and the level of maintenance costs. Distribution costs primarily include long-term agreements with MPLX, which as discussed below include minimum commitments to MPLX, and will negatively impact income from operations in periods when throughput or sales are lower or refineries are idled.
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
Consolidated Results of Operations

	Three Months Ended March 31,
(In millions)	2022	2021	Variance
Revenues and other income:
Sales and other operating revenues(a)	$38,058	$22,711	$15,347
Income from equity method investments	142	91	51
Net gain (loss) on disposal of assets	(18)	3	(21)
Other income	202	77	125
Total revenues and other income	38,384	22,882	15,502
Costs and expenses:
Cost of revenues (excludes items below)	35,068	21,084	13,984
Depreciation and amortization	805	844	(39)
Selling, general and administrative expenses	603	575	28
Other taxes	192	162	30
Total costs and expenses	36,668	22,665	14,003
Income from continuing operations	1,716	217	1,499
Net interest and other financial costs	262	353	(91)
Income (loss) from continuing operations before income taxes	1,454	(136)	1,590
Provision for income taxes on continuing operations	282	34	248
Income (loss) from continuing operations, net of tax	1,172	(170)	1,342
Income from discontinued operations, net of tax	—	234	(234)
Net income	1,172	64	1,108
Less net income attributable to:
Redeemable noncontrolling interest	21	20	1
Noncontrolling interests	306	286	20
Net income (loss) attributable to MPC	$845	$(242)	$1,087
(a)In accordance with discontinued operations accounting, Speedway sales to retail customers and net results are reflected in Income from discontinued operations, net of tax and Refining & Marketing intercompany sales to Speedway are presented as third party sales through the close of the sale on May 14, 2021.
First Quarter 2022 Compared to First Quarter 2021
Net income attributable to MPC increased $1.09 billion in the first quarter of 2022 compared to the first quarter of 2021 largely due to increases in refined product sales prices and volumes in the first quarter of 2022.
Revenues and other income increased $15.50 billion primarily due to:
•increased sales and other operating revenues of $15.35 billion primarily due to increased Refining & Marketing segment average refined product sales prices of $0.99 per gallon and increased refined product sales volumes of 226 mbpd;
•increased income from equity method investments of $51 million mainly due to increased income from midstream equity affiliates; and
•increased other income of $125 million primarily due to higher income on RIN sales.
Costs and expenses increased $14.00 billion primarily due to increased cost of revenues of $13.98 billion mainly due to higher crude oil costs and finished product purchase prices.
Net interest and other financial costs decreased $91 million largely due to decreased interest expense due to lower MPC and MPLX borrowings.

We recorded a combined federal, state and foreign income tax provision of $282 million for the three months ended March 31, 2022, which was lower than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests offset by state taxes. We recorded a combined federal, state and foreign income tax provision of $34 million for the three months ended March 31, 2021, which was higher than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits not recognized on net losses attributable to noncontrolling interests, and due to state taxes and unrecognized tax benefits.
Segment Results
We classify our business in the following reportable segments: Refining & Marketing and Midstream. Segment adjusted EBITDA represents adjusted EBITDA attributable to the reportable segments. Amounts included in net income and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) provision for income taxes; (iii) net interest and other financial costs; (iv) noncontrolling interests; (v) turnaround expenses and (vi) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.
Refining & Marketing
The following includes key financial and operating data for the first quarter of 2022 compared to the first quarter of 2021.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended March 31,
	2022	2021
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,833	2,565
Refining & Marketing margin per barrel(a)(b)	$15.31	$10.16
Less:
Refining operating costs per barrel, excluding storm impacts(c)	5.22	5.16
Distribution costs per barrel	4.79	5.18
Other per barrel(d)	(0.09)	(0.27)
Refining & Marketing adjusted EBITDA per barrel	$5.39	$0.09
Less:
Storm impacts on refining operating cost per barrel(e)	—	0.13
Refining planned turnaround costs per barrel	0.57	0.48
Depreciation and amortization per barrel	1.81	2.07
Refining & Marketing segment income (loss) per barrel	$3.01	$(2.59)
Fees paid to MPLX per barrel included in distribution costs above	$3.46	$3.66
(a)Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.
(b)See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.
(c)Includes refining operating costs and major maintenance costs. Excludes planned turnaround and depreciation and amortization expense.
(d)Includes income (loss) from equity method investments, net gain (loss) on disposal of assets and other income.
(e)Storms in the first quarter of 2021 resulted in higher costs, including maintenance and repairs.
The following information presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended March 31,
	2022	2021
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$2.60	$1.65
Chicago ULSD	2.85	1.74
USGC CBOB unleaded regular gasoline	2.69	1.70
USGC ULSD	2.98	1.70
LA CARBOB	3.04	1.85
LA CARB diesel	3.04	1.78

Market Indicators (dollars per barrel)
WTI	$95.01	$58.14
MEH	96.77	59.51
ANS	96.31	61.07
Crack Spreads:
Mid-Continent WTI 3-2-1	$13.14	$7.83
USGC MEH 3-2-1	14.96	6.66
West Coast ANS 3-2-1	26.46	10.63
Blended 3-2-1(a)	16.53	7.92

	Three Months Ended March 31,
	2022	2021
Crude Oil Differentials:
Sweet	$0.11	$(1.02)
Sour	(4.88)	(3.12)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/40/20 percent in 2022 and 2021.
First Quarter 2022 Compared to First Quarter 2021
Refining & Marketing segment revenues increased $15.14 billion primarily due to increased average refined product sales prices of $0.99 per gallon and increased refined product sales volumes of 226 mbpd.
Net refinery throughputs increased 268 mbpd during the first quarter of 2022, primarily due to continuing recovery in demand for our products across all our regions.
Refining & Marketing segment adjusted EBITDA increased $1.35 billion primarily due to higher per barrel margins and higher throughput, partially offset by increased refining operating costs, excluding depreciation and amortization, and distribution costs.
Refining & Marketing margin was $15.31 per barrel for the first quarter of 2022 compared to $10.16 per barrel for the first quarter of 2021. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $2 billion on Refining & Marketing margin for the first quarter of 2022 compared to the first quarter of 2021, primarily due to higher prices. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net negative effect of approximately $800 million on Refining & Marketing segment income in the first quarter of 2022 compared to the first quarter of 2021.
For the three months ended March 31, 2022, refining operating costs, excluding depreciation and amortization and storm impacts, increased $142 million, or $0.06 per barrel, compared to the three months ended March 31, 2021 primarily due to an increase in energy costs largely as a result of higher natural gas and electricity prices.
Distribution costs, excluding depreciation and amortization, increased $24 million and include fees paid to MPLX of $882 million and $846 million for the first quarter of 2022 and 2021, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, decreased $0.39 per barrel due to higher throughput.
Refining planned turnaround costs increased $33 million, or $0.09 per barrel, due to the scope and timing of turnaround activity.
Depreciation and amortization decreased $0.26 per barrel primarily due to higher throughput and lower costs.
Supplemental Refining & Marketing Statistics

	Three Months Ended March 31,
	2022	2021
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	91	83
Refinery throughputs (mbpd):
Crude oil refined	2,624	2,381
Other charge and blendstocks	209	184
Net refinery throughput	2,833	2,565
Sour crude oil throughput percent	47	48
Sweet crude oil throughput percent	53	52

	Three Months Ended March 31,
	2022	2021
Refined product yields (mbpd):
Gasoline	1,483	1,324
Distillates	978	881
Propane	69	45
NGLs and petrochemicals	161	222
Heavy fuel oil	86	36
Asphalt	87	97
Total	2,864	2,605
Refined product export sales volumes (mbpd)(b)	270	243
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.
Midstream
The following includes key financial and operating data for the first quarter of 2022 compared to the first quarter of 2021.

Midstream Revenues
Q1 2022
$1,266
$1,247
$2,513
Q1 2021
$1,050
$1,199
$2,249
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes amounts related to MPLX operated unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended March 31,
Benchmark Prices	2022	2021
Natural Gas NYMEX HH ($ per MMBtu)	$4.57	$2.72
C2 + NGL Pricing ($ per gallon)(a)	$1.15	$0.73
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.
First Quarter 2022 Compared to First Quarter 2021
Midstream segment revenue and segment adjusted EBITDA increased $264 million and $81 million, respectively. Results for the quarter benefited from higher revenue, primarily due to higher NGL prices and increased income from equity affiliates.
Corporate

Key Financial Information (in millions)	Three Months Ended March 31,
	2022	2021
Corporate(a)	$(151)	$(157)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $13 million and $32 million for the three months ended March 31, 2022 and 2021, respectively.
Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended March 31,
	2022	2021
Items not allocated to segments:
Litigation	$27	$—

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
Reconciliation of Refining & Marketing income (loss) from operations to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended March 31,
(in millions)	2022	2021
Refining & Marketing income (loss) from operations(a)	$768	$(598)
Plus (Less):
Selling, general and administrative expenses	508	456
Income from equity method investments	(12)	(5)
Net gain on disposal of assets	—	(3)
Other income	(181)	(54)
Refining & Marketing gross margin	1,083	(204)
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,389	2,275
Depreciation and amortization	461	478
Gross margin excluded from and other income included in Refining & Marketing margin(b)	14	(179)
Other taxes included in Refining & Marketing margin	(43)	(24)
Refining & Marketing margin(a)	$3,904	$2,346
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance for continuing operations was approximately $7.15 billion at March 31, 2022 compared to $5.29 billion at December 31, 2021. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Three Months Ended March 31,
(In millions)	2022	2021
Net cash provided by (used in):
Operating activities - continuing operations	$2,513	$265
Operating activities - discontinued operations	—	189
Total operating activities	2,513	454
Investing activities - continuing operations	1,708	(180)
Investing activities - discontinued operations	—	(87)
Total investing activities	1,708	(267)
Financing activities	(2,364)	16
Total increase (decrease) in cash	$1,857	$203
Operating Activities
Continuing Operations
Net cash provided by continuing operations increased $2.25 billion in the first three months of 2022 compared to the first three months of 2021. The change in net cash provided by continuing operations is primarily due to an increase in operating results and a favorable change in working capital of $946 million when comparing the change in working capital in both periods.
For the first three months of 2022, changes in working capital, excluding changes in short-term debt, were a net $598 million source of cash primarily due to the effects of increasing energy commodity prices and volumes at the end of the period on working capital. Accounts payable increased primarily due to increases in crude prices and volumes. Current receivables increased primarily due to higher crude and refined product prices and volumes. Inventories increased primarily due to an increase in refined product inventories.
For the first three months of 2021, changes in working capital, excluding changes in short-term debt, were a net $348 million use of cash primarily due to the effects of increasing energy commodity prices at the end of the period on working capital. Accounts payable increased primarily due to increases in crude prices and volumes. Current receivables increased primarily due to higher crude and refined product prices. Inventories increased due to increases in crude and refined product inventories.
Discontinued Operations
Net cash used in discontinued operations, which reflects the results of the Speedway business, decreased $189 million due to the sale of Speedway on May 14, 2021.
Investing Activities
Continuing Operations
Net cash provided by continuing operations was $1.71 billion in the first three months of 2022 compared to net cash used by continuing operations of $180 million in the first three months of 2021.
•The change in net cash provided by continuing operations is primarily due to maturities and sales of short-term investments of $1.44 billion and $1.01 billion, respectively, partially offset by purchases of short-term investments of $364 million. The cash provided by maturities and sales of short-term investments was primarily used to fund our return of capital initiatives announced as part of the Speedway sale.
•Additions to property, plant and equipment increased $191 million primarily due to increased capital expenditures in our Midstream and Refining & Marketing segments. See the “Capital Requirements” section for additional information on our capital investment plan.
•Cash used for net investments increased $62 million mainly due to increased MPLX contributions to equity method investments, which included the $60 million contribution to its Bakken Pipeline joint venture to fund its share of a debt repayment by the joint venture.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(In millions)	2022	2021
Additions to property, plant and equipment per the consolidated statements of cash flows	$495	$304
Decrease in capital accruals	(34)	(48)
Total capital expenditures	461	256
Investments in equity method investees (excludes acquisitions)	112	51
Total capital expenditures and investments	$573	$307
Discontinued Operations
The change in net cash used in discontinued operations is primarily due to the sale of Speedway on May 14, 2021.
Financing Activities
Financing activities were a net $2.36 billion use of cash in the first three months of 2022 compared to a net $16 million source of cash in the first three months of 2021.
•MPC had net borrowings of $693 million under its commercial paper program in the first three months of 2021.
•Long-term debt borrowings and repayments were a net $1.15 billion source of cash in the first three months of 2022 compared to a net $172 million source of cash in the first three months of 2021. During the first three months of 2022, MPLX issued $1.5 billion of senior notes and had net payments of $300 million under its revolving credit facility.
During the first three months of 2021, MPC repaid $1.0 billion of senior notes, had net borrowings of $1.3 billion under its revolving credit facility and borrowed and repaid $2.55 billion under its trade receivables facility. MPLX redeemed $750 million of senior notes and had net borrowings of $835 million under its revolving credit facility.
•Cash used in common stock repurchases, including fees and expenses, totaled $2.85 billion in the first three months of 2022. See the “Capital Requirements” section for further discussion of our stock repurchases.
•Cash used in repurchases of noncontrolling interests was $100 million in the first three months of 2022 compared to $155 million in the first three months of 2021 related to the repurchase of MPLX common units. See Note 5 to the unaudited consolidated financial statements for further discussion of MPLX.
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
Our liquidity, excluding MPLX, totaled $15.56 billion at March 31, 2022 consisting of:

	March 31, 2022
(In millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	1,000	—	996	4
Total	$6,000	$—	$997	$5,003
Cash and cash equivalents and short-term investments(b)				10,555
Total liquidity				$15,558
(a)The committed borrowing and letter of credit issuance capacity of the trade receivables securitization facility is $100 million. The facility allows banks to issue letters of credit for up to $900 million in excess of the committed capacity at their discretion if there is available borrowing base capacity. This uncommitted capacity was utilized in the first quarter of 2022 to secure contracts awarded by the Department of Energy to purchase crude oil from the strategic petroleum reserve. The uncommitted letter of credit issuing capacity under the facility is scheduled to decrease to $400 million on July 29, 2022.
(b)Excludes cash and cash equivalents of MPLX of $42 million.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At March 31, 2022, we had no borrowings outstanding under the commercial paper program.
The MPC credit agreement and trade receivables facility contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC credit agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC credit agreements) of no greater than 0.65 to 1.00. As of March 31, 2022, we were in compliance with the covenants contained in the MPC bank revolving credit facility and our trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of approximately 0.00 to 1.00.
Our intention is to maintain an investment-grade credit profile. As of March 31, 2022, the credit ratings on our senior unsecured debt are as follows.

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

MPLX
MPLX’s liquidity totaled $4.72 billion at March 31, 2022 consisting of:

	March 31, 2022
(In millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility	$3,500	$—	$—	$3,500
MPC intercompany loan agreement	1,500	323	—	1,177
Total	$5,000	$323	$—	$4,677
Cash and cash equivalents				42
Total liquidity				$4,719
On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950% senior notes due March 2052 in an underwritten public offering. The net proceeds were used to repay amounts outstanding under the MPC intercompany loan agreement and the MPLX credit agreement.
The MPLX credit agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of March 31, 2022, MPLX was in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.64 to 1.0.
Our intention is to maintain an investment-grade credit profile for MPLX. As of March 31, 2022, the credit ratings on MPLX’s senior unsecured debt are as follows.

Company	Rating Agency	Rating
MPLX	Moody’s	Baa2 (stable outlook)
	Standard & Poor’s	BBB (stable outlook)
	Fitch	BBB (stable outlook)
The ratings reflect the respective views of the rating agencies. Although it is our intention to maintain a credit profile that supports an investment grade rating for MPLX, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant.
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
See Note 17 to the unaudited consolidated financial statements for further discussion of MPLX’s debt.
Capital Requirements
Capital Investment Plan
MPC's capital investment plan for 2022 totals approximately $1.7 billion for capital projects and investments, excluding capitalized interest, potential acquisitions and MPLX’s capital investment plan. MPC’s capital investment plan includes all of the planned capital spending for Refining & Marketing and Corporate, as well as a portion of the planned capital investments for Midstream. The remainder of the planned capital spending for Midstream reflects the capital investment plan for MPLX, which totals $900 million. We continuously evaluate our capital investment plan and make changes as conditions warrant.

Capital expenditures and investments for MPC and MPLX are summarized below.

	Three Months Ended March 31,
(In millions)	2022	2021
Capital expenditures and investments:(a)
MPC continuing operations, excluding MPLX
Refining & Marketing	$244	$134
Midstream - Other	3	16
Corporate and Other(b)	23	21
Total MPC continuing operations, excluding MPLX	$270	$171

MPC discontinued operations - Speedway	$—	$103

Midstream - MPLX	$280	$122
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $23 million and $14 million for the three months ended March 31, 2022 and 2021, respectively.
Capital expenditures and investments in affiliates during the three months ended March 31, 2022, were primarily for Refining & Marketing and Midstream segment projects. Major Refining & Marketing projects include renewables projects, primarily the Martinez facility conversion, the South Texas Asset Repositioning project and projects that we expect will help us reduce future operating costs.
Major Midstream projects were primarily for MPLX gas gathering and processing projects in the Bakken, Marcellus, and Southwest regions and the expansion of MPLX crude gathering systems in the Permian and Bakken regions. Spending for the quarter also included the $60 million contribution to MPLX’s Bakken Pipeline joint venture to fund MPLX’s share of a debt repayment by the joint venture.
Share Repurchases
During the first quarter of 2022, MPC repurchased approximately 37 million shares of its common stock at an average cost per share of $75.88 and paid $2.85 billion of cash.
Since January 1, 2012, our board of directors has approved $30.05 billion in total share repurchase authorizations and we have repurchased a total of $22.59 billion of our common stock. As of March 31, 2022, MPC has $7.46 billion remaining under its share repurchase authorizations, which reflects the repurchase of 539,000 common shares for $46 million that were transacted in the first quarter of 2022 and settled in the second quarter of 2022.
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
MPLX Unit Repurchases
During the three months ended March 31, 2022, MPLX repurchased approximately 3 million MPLX common units at an average cost per unit of $32.06 and paid $100 million of cash. As of March 31, 2022, $237 million remained available under the authorization for future unit repurchases.
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
Cash Commitments
Contractual Obligations
As of March 31, 2022, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first three months of 2022, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2021.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 17 and 21, respectively, to the unaudited consolidated financial statements, and financing and operating leases.

Other Cash Commitments
On April 27, 2022, our board of directors approved a dividend of $0.58 per share on common stock. The dividend is payable June 10, 2022, to shareholders of record as of the close of business on May 18, 2022.
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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements. During the first quarter the Company identified an additional project to be included in 2022 environmental capital expenditures, bringing the total expenditures anticipated for 2022 to $85 million. This amount is reflected in the Company’s 2022 capital plan.
CRITICAL ACCOUNTING ESTIMATES
As of March 31, 2022, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.
ACCOUNTING STANDARDS NOT YET ADOPTED
We have not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021.
See Notes 15 and 16 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table includes the composition of net losses on our commodity derivative positions as of March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
(In millions)	2022	2021
Realized loss on settled derivative positions	$(347)	$(76)
Unrealized gain on open net derivative positions	7	1
Net loss	$(340)	$(75)
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at March 31, 2022.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2022 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of March 31, 2022
Crude	$(28)	$(71)	$28	$71
Refined products	(40)	(100)	40	100
Blending products	(4)	(10)	4	10
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2022 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of March 31, 2022 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and, in addition to short-term investments which are recorded at fair value, are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of March 31, 2022(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended March 31, 2022(c)
Long-term debt
Fixed-rate	$27,336	$2,476	n/a
Variable-rate	—	—	$—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2022.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the three months ended March 31, 2022.
At March 31, 2022, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Edwardsville Incident
In March 2022, the State of Illinois brought an action against Marathon Pipe Line LLC, an indirect wholly owned subsidiary of MPLX LP, asserting various violations and demanding a permanent injunction and civil penalties in connection with a March 2022 release of crude oil on the Wood River to Patoka 22" line near Edwardsville, Illinois. We are negotiating a settlement of the allegations and cannot currently estimate the timing of the resolution of this matter.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended March 31, 2022, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)
01/01/2022-01/31/2022	10,764,808	$70.98	10,764,747	$4,501
02/01/2022-02/28/2022	12,239,466	78.10	12,239,026	8,545
03/01/2022-03/31/2022	13,991,000	77.70	13,991,000	7,458
Total	36,995,274	75.88	36,994,773
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
(c)On April 30, 2018, we announced that our board of directors had approved a $5 billion share repurchase authorization in addition to the remaining authorization pursuant to the May 31, 2017 announcement. On May 14, 2021, we announced that our board of directors had approved an additional $7.1 billion share repurchase authorization. On February 2, 2022, we announced that our board of directors had approved an additional $5 billion share repurchase authorization. These share repurchase authorizations have no expiration date.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
2.1†	Purchase and Sale Agreement, dated as of August 2, 2020, by and between MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.	8-K	2.1	8/3/2020	001-35054
2.2	Amendment to Purchase and Sale Agreement, dated as of October 16, 2020, by and among MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.	10-K	2.7	2/26/2021	001-35054
2.3†	Amendment No. 2 to Purchase and Sale Agreement, dated as of May 14, 2021, by and among the Company, Sellers and Purchaser	8-K	2.3	5/14/2021	001-35054
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated April 29, 2022	8-K	3.2	5/2/2022	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021	10-Q	3.2	11/2/2021	001-35054
10.1	Form of 2022 MPC Officer RSU Award Agreement – 1-year Cliff Vesting					X
10.2	Form of 2022 MPC Officer RSU Award Agreement – 2-year Cliff Vesting					X
10.3	Form of 2022 MPC Officer RSU Award Agreement – 3-year Cliff Vesting					X
10.4	Form of 2022 MPC Officer RSU Award Agreement – 2-year Pro Rata Vesting					X
10.5	Form of 2022 MPC Officer RSU Award Agreement – 3-year Pro Rata Vesting					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†    The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2022	MARATHON PETROLEUM CORPORATION

	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn Senior Vice President and Controller