Form 10-Q
period 2022-06-30
Marathon Petroleum Corp
filed 2022-08-02
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 498,624,055 shares of Marathon Petroleum Corporation common stock outstanding as of July 29, 2022.

MARATHON PETROLEUM CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

GLOSSARY OF TERMS
Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaska North Slope crude oil, an oil index benchmark price
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Blending for Oxygenate Blending
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization (a non-GAAP financial measure)
EPA	U.S. Environmental Protection Agency
GAAP	Accounting principles generally accepted in the United States
LCM	Lower of cost or market
LIFO	Last in, first out, an inventory costing method
mbpd	Thousand barrels per day
MEH	Magellan East Houston crude oil, an oil index benchmark price
MMBtu	One million British thermal units, an energy measurement
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
PP&E	Property, plant and equipment
RFS2	Revised Renewable Fuel Standard program, as required by the Energy Independence and Security Act of 2007
RIN	Renewable Identification Number
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenues and other income:
Sales and other operating revenues	$53,795	$29,615	$91,853	$52,326
Income from equity method investments	147	93	289	184
Net gain on disposal of assets	39	—	21	3
Other income	257	119	459	196
Total revenues and other income	54,238	29,827	92,622	52,709

Costs and expenses:
Cost of revenues (excludes items below)	44,207	27,177	79,275	48,261
Depreciation and amortization	819	871	1,624	1,715
Selling, general and administrative expenses	694	625	1,297	1,200
Other taxes	190	189	382	351
Total costs and expenses	45,910	28,862	82,578	51,527

Income from continuing operations	8,328	965	10,044	1,182
Net interest and other financial costs	312	372	574	725
Income from continuing operations before income taxes	8,016	593	9,470	457
Provision for income taxes on continuing operations	1,799	5	2,081	39
Income from continuing operations, net of tax	6,217	588	7,389	418
Income from discontinued operations, net of tax	—	8,214	—	8,448
Net income	6,217	8,802	7,389	8,866
Less net income attributable to:
Redeemable noncontrolling interest	21	21	42	41
Noncontrolling interests	323	269	629	555
Net income attributable to MPC	$5,873	$8,512	$6,718	$8,270

Per share data (See Note 8)
Basic:
Continuing operations	$11.03	$0.46	$12.24	$(0.27)
Discontinued operations	—	12.63	—	12.98
Net income per share	$11.03	$13.09	$12.24	$12.71

Weighted average shares outstanding	532	650	549	651

Diluted:
Continuing operations	$10.95	$0.45	$12.15	$(0.27)
Discontinued operations	—	12.55	—	12.98
Net income per share	$10.95	$13.00	$12.15	$12.71

Weighted average shares outstanding	536	654	553	651
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2022	2021	2022	2021
Net income	$6,217	$8,802	$7,389	$8,866
Defined benefit plans:
Actuarial changes, net of tax of $7, $61, $11 and $64, respectively	21	183	33	192
Prior service, net of tax of $(4), $(2), $(8) and $(5), respectively	(12)	(8)	(25)	(16)
Other, net of tax of $—, $(2), $(2) and $(2), respectively	—	(4)	(6)	(4)
Other comprehensive income	9	171	2	172
Comprehensive income	6,226	8,973	7,391	9,038
Less comprehensive income attributable to:
Redeemable noncontrolling interest	21	21	42	41
Noncontrolling interests	323	269	629	555
Comprehensive income attributable to MPC	$5,882	$8,683	$6,720	$8,442
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions of dollars, except share data)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$9,078	$5,291
Short-term investments	4,241	5,548
Receivables, less allowance for doubtful accounts of $39 and $40, respectively	17,305	11,034
Inventories	11,048	8,055
Other current assets	741	568
Total current assets	42,413	30,496
Equity method investments	5,508	5,409
Property, plant and equipment, net	37,062	37,440
Goodwill	8,244	8,256
Right of use assets	1,276	1,372
Other noncurrent assets	2,234	2,400
Total assets	$96,737	$85,373

Liabilities
Accounts payable	$22,502	$13,700
Payroll and benefits payable	619	911
Accrued taxes	2,584	1,231
Debt due within one year	1,087	571
Operating lease liabilities	391	438
Other current liabilities	1,254	1,047
Total current liabilities	28,437	17,898
Long-term debt	25,687	24,968
Deferred income taxes	5,542	5,638
Defined benefit postretirement plan obligations	1,133	1,015
Long-term operating lease liabilities	879	927
Deferred credits and other liabilities	1,390	1,346
Total liabilities	63,068	51,792

Commitments and contingencies (see Note 23)
Redeemable noncontrolling interest	965	965

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 989 million and 984 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 476 million and 405 million shares	(26,000)	(19,904)
Additional paid-in capital	33,378	33,262
Retained earnings	18,983	12,905
Accumulated other comprehensive loss	(65)	(67)
Total MPC stockholders’ equity	26,306	26,206
Noncontrolling interests	6,398	6,410
Total equity	32,704	32,616
Total liabilities, redeemable noncontrolling interest and equity	$96,737	$85,373
The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Millions of dollars)	2022	2021
Operating activities:
Net income	$7,389	$8,866
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	33	41
Depreciation and amortization	1,624	1,715
Pension and other postretirement benefits, net	117	(34)
Deferred income taxes	(92)	(49)
Net gain on disposal of assets	(21)	(3)
Income from equity method investments	(289)	(184)
Distributions from equity method investments	336	303
Income from discontinued operations	—	(8,448)
Changes in income tax receivable	11	20
Changes in the fair value of derivative instruments	(169)	(1)
Changes in:
Current receivables	(6,282)	(3,947)
Inventories	(2,979)	(880)
Current accounts payable and accrued liabilities	10,106	4,477
Right of use assets and operating lease liabilities, net	2	4
All other, net	(277)	(79)
Cash provided by operating activities - continuing operations	9,509	1,801
Cash provided by (used in) operating activities - discontinued operations	(44)	33
Net cash provided by operating activities	9,465	1,834

Investing activities:
Additions to property, plant and equipment	(993)	(606)
Acquisitions, net of cash acquired	(74)	—
Disposal of assets	72	81
Investments – acquisitions and contributions	(160)	(113)
– redemptions, repayments and return of capital	—	3
Purchases of short-term investments	(2,581)	(5,417)
Sales of short-term investments	1,075	—
Maturities of short-term investments	2,811	—
All other, net	470	220
Cash provided by (used in) investing activities - continuing operations	620	(5,832)
Cash provided by investing activities - discontinued operations	—	21,235
Net cash provided by investing activities	620	15,403

Financing activities:
Commercial paper – issued	—	7,414
– repayments	—	(8,437)
Long-term debt – borrowings	2,385	10,775
– repayments	(1,237)	(13,056)
Debt issuance costs	(16)	—
Issuance of common stock	167	53
Common stock repurchased	(6,177)	(984)

	Six Months Ended June 30,
(Millions of dollars)	2022	2021
Dividends paid	(643)	(760)
Distributions to noncontrolling interests	(599)	(613)
Repurchases of noncontrolling interests	(135)	(310)
All other, net	(41)	(36)
Net cash used in financing activities	(6,296)	(5,954)

Net change in cash, cash equivalents and restricted cash	$3,789	$11,283

Cash, cash equivalents and restricted cash balances:(a)
Continuing operations - beginning of period	$5,294	$416
Discontinued operations - beginning of period	—	140
Less: Discontinued operations - end of period	—	—
Continuing operations - end of period	$9,083	$11,839

(a)Restricted cash is included in other current assets on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMBALE NONCONTROLLING INTEREST
(Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	984	$10	(405)	$(19,904)	$33,262	$12,905	$(67)	$6,410	$32,616	$965
Net income	—	—	—	—	—	845	—	306	1,151	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(330)	—	—	(330)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(290)	(290)	(21)
Other comprehensive loss	—	—	—	—	—	—	(7)	—	(7)	—
Shares repurchased	—	—	(37)	(2,807)	—	—	—	—	(2,807)	—
Stock-based compensation	3	—	—	—	90	—	—	(1)	89	—
Equity transactions of MPLX	—	—	—	—	(25)	—	—	(63)	(88)	—
Balance as of March 31, 2022	987	$10	(442)	$(22,711)	$33,327	$13,420	$(74)	$6,362	$30,334	$965
Net income	—	—	—	—	—	5,873	—	323	6,196	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(310)	—	—	(310)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(267)	(267)	(21)
Other comprehensive income	—	—	—	—	—	—	9	—	9	—
Shares repurchased	—	—	(34)	(3,285)	—	—	—	—	(3,285)	—
Stock-based compensation	2	—	—	(4)	71	—	—	2	69	—
Equity transactions of MPLX	—	—	—	—	(20)	—	—	(22)	(42)	—
Balance as of June 30, 2022	989	$10	(476)	$(26,000)	$33,378	$18,983	$(65)	$6,398	$32,704	$965

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	980	$10	(329)	$(15,157)	$33,208	$4,650	$(512)	$7,053	$29,252	$968
Net income (loss)	—	—	—	—	—	(242)	—	286	44	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(379)	—	—	(379)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(300)	(300)	(20)
Other comprehensive income	—	—	—	—	—	—	1	—	1	—
Stock-based compensation	1	—	—	(1)	18	—	—	—	17	—
Equity transactions of MPLX	—	—	—	—	(4)	—	—	(120)	(124)	—
Balance as of March 31, 2021	981	$10	(329)	$(15,158)	$33,222	$4,029	$(511)	$6,919	$28,511	$968
Net income	—	—	—	—	—	8,512	—	269	8,781	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(381)	—	—	(381)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(272)	(272)	(21)
Other comprehensive income	—	—	—	—	—	—	171	—	171	—
Shares repurchased	—	—	(16)	(984)	—	—	—	—	(984)	—
Stock-based compensation	2	—	—	(5)	50	—	—	2	47	—
Equity transactions of MPLX	—	—	—	—	(34)	—	—	(114)	(148)	—
Balance as of June 30, 2021	983	$10	(345)	$(16,147)	$33,238	$12,160	$(340)	$6,804	$35,725	$968
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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
3. SHORT-TERM INVESTMENTS
Investments Components
The components of investments were as follows:

	June 30, 2022
(In millions)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$3,300	$—	$(6)	$3,294	$583	$2,711
Certificates of deposit and time deposits	Level 2	5,313	—	(4)	5,309	3,830	1,479
U.S. government securities	Level 1	23	—	—	23	—	23
Corporate notes and bonds	Level 2	28	—	—	28	—	28
Total available-for-sale debt securities		$8,664	$—	$(10)	$8,654	$4,413	$4,241
Cash					4,665	4,665	—
Total					$13,319	$9,078	$4,241

	December 31, 2021
(In millions)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$4,905	$—	$(1)	$4,904	$868	$4,036
Certificates of deposit and time deposits	Level 2	2,024	—	—	2,024	750	1,274
U.S. government securities	Level 1	28	—	—	28	—	28
Corporate notes and bonds	Level 2	271	—	—	271	61	210
Total available-for-sale debt securities		$7,228	$—	$(1)	$7,227	$1,679	$5,548
Cash					3,612	3,612	—
Total					$10,839	$5,291	$5,548
Our investment policy includes concentration limits and credit rating requirements which limits our investments to high quality, short term and highly liquid securities.
Unrealized losses on debt investments held from May 14, 2021, which coincides with the sale of Speedway, to June 30, 2022 were not material. Realized gains/losses were not material. All of our available-for-sale debt securities held as of June 30, 2022 mature within one year or less or are readily available for use.
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

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2021
Revenues, other income and net gain on disposal of assets:
Revenues and other income	$3,081	$8,420
Net gain on disposal of assets	11,682	11,682
Total revenues, other income and net gain on disposal of assets	14,763	20,102

Costs and expenses:
Cost of revenues (excludes items below)	2,748	7,654
Depreciation and amortization	1	3
Selling, general and administrative expenses	48	121
Other taxes	24	75
Total costs and expenses	2,821	7,853

Income from operations	11,942	12,249
Net interest and other financial costs	2	6
Income before income taxes	11,940	12,243
Provision for income taxes	3,726	3,795
Income from discontinued operations, net of tax	$8,214	$8,448

Fuel Supply Agreements
During the second quarter of 2021, we entered into various 15-year fuel supply agreements through which we continue to supply fuel to Speedway.
5. MASTER LIMITED PARTNERSHIP
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest. As of June 30, 2022, we owned approximately 64 percent of the outstanding MPLX common units.
Unit Repurchase Program
On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1.0 billion of MPLX’s outstanding common units held by the public.
Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Number of common units repurchased	1	6	4	12
Cash paid for common units repurchased	$35	$155	$135	$310
Average cost per unit	$33.74	$27.40	$32.48	$26.02
As of June 30, 2022, MPLX had $202 million remaining under its unit repurchase authorization.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Decrease due to change in ownership	$(13)	$(41)	$(50)	$(76)
Tax impact	(7)	7	5	38
Decrease in MPC's additional paid-in capital, net of tax	$(20)	$(34)	$(45)	$(38)
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
The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our balance sheets.

(In millions)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$298	$13
Receivables, less allowance for doubtful accounts	798	660
Inventories	157	142
Other current assets	46	55
Equity method investments	4,099	3,981
Property, plant and equipment, net	19,767	20,042
Goodwill	7,645	7,657
Right of use assets	300	268
Other noncurrent assets	817	891

Liabilities
Accounts payable	$808	$671
Payroll and benefits payable	3	6
Accrued taxes	86	75
Debt due within one year	1,000	499
Operating lease liabilities	45	59
Other current liabilities	442	304
Long-term debt	18,775	18,072
Deferred income taxes	14	10
Long-term operating lease liabilities	250	205
Deferred credits and other liabilities	602	559
7. RELATED PARTY TRANSACTIONS
Transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Sales to related parties	$21	$11	$40	$54
Purchases from related parties	297	219	579	422
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Income from continuing operations, net of tax	$6,217	$588	$7,389	$418
Less: Net income attributable to noncontrolling interest	344	290	671	596
Net income allocated to participating securities	3	—	3	—
Income (loss) from continuing operations available to common stockholders	5,870	298	6,715	(178)
Income from discontinued operations, net of tax	—	8,214	—	8,448
Income available to common stockholders	$5,870	$8,512	$6,715	$8,270

Weighted average common shares outstanding:
Basic	532	650	549	651
Effect of dilutive securities	4	4	4	—
Diluted	536	654	553	651

Income available to common stockholders per share:
Basic:
Continuing operations	$11.03	$0.46	$12.24	$(0.27)
Discontinued operations	—	12.63	—	12.98
Net income per share	$11.03	$13.09	$12.24	$12.71

Diluted:
Continuing operations	$10.95	$0.45	$12.15	$(0.27)
Discontinued operations	—	12.55	—	12.98
Net income per share	$10.95	$13.00	$12.15	$12.71
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Shares issuable under stock-based compensation plans	—	3	—	8
9. EQUITY
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
Total share repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Number of shares repurchased	34	16	71	16
Cash paid for shares repurchased	$3,331	$984	$6,177	$984
Average cost per share	$95.46	$63.00	$85.31	$63.00

As of June 30, 2022, MPC had $4.17 billion remaining under its share repurchase authorizations,
10. SEGMENT INFORMATION
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
During the first quarter of 2022, our chief operating decision maker (“CODM”) began to evaluate the performance of our segments using segment adjusted EBITDA. We have modified our presentation of segment performance to be consistent with this change, including prior periods presented for consistent and comparable presentation. Amounts included in income from continuing operations before income taxes and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) turnaround expenses and (iv) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$7,760	$751	$9,134	$774
Midstream	1,456	1,308	2,859	2,630
Total reportable segments	$9,216	$2,059	$11,993	$3,404

Reconciliation of segment adjusted EBITDA for reportable segments to income from continuing operations before income taxes
Total reportable segments	$9,216	$2,059	$11,993	$3,404
Corporate	(156)	(149)	(294)	(274)
Refining planned turnaround costs	(151)	(61)	(296)	(173)
Storm impacts	—	—	—	(47)
Renewable volume obligation requirements	238	—	238	—
Litigation	—	—	27	—
Impairments(a)	—	(13)	—	(13)
Depreciation and amortization(b)	(819)	(871)	(1,624)	(1,715)
Net interest and other financial costs	(312)	(372)	(574)	(725)
Income from continuing operations before income taxes	$8,016	$593	$9,470	$457
(a)    Impairment of equity method investments.
(b)    The three and six months ended June 30, 2021 includes $43 million of impairments of long lived assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$52,300	$28,554	$89,092	$50,215
Intersegment revenues	47	30	83	58
Refining & Marketing segment revenues	52,347	28,584	89,175	50,273

Midstream
Revenues from external customers(a)	1,495	1,061	2,761	2,111
Intersegment revenues	1,308	1,248	2,555	2,447
Midstream segment revenues	2,803	2,309	5,316	4,558

Total segment revenues	55,150	30,893	94,491	54,831
Less: intersegment revenues	1,355	1,278	2,638	2,505
Consolidated sales and other operating revenues(a)	$53,795	$29,615	$91,853	$52,326
(a)Includes related party sales. See Note 7 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Income (loss) from equity method investments
Refining & Marketing	$6	$14	$18	$19
Midstream	141	92	271	178
Corporate(a)	—	(13)	—	(13)
Consolidated income from equity method investments	$147	$93	$289	$184

Depreciation and amortization
Refining & Marketing	$475	$466	$936	$944
Midstream	330	331	661	665
Corporate	14	74	27	106
Consolidated depreciation and amortization	$819	$871	$1,624	$1,715

Capital expenditures
Refining & Marketing	$315	$176	$559	$310
Midstream	222	178	505	316
Segment capital expenditures and investments	537	354	1,064	626
Less investments in equity method investees	48	62	160	113
Plus:
Corporate	15	23	38	44
Capitalized interest	25	16	48	30
Consolidated capital expenditures(b)	$529	$331	$990	$587
(a)Impairment of equity method investment.
(b)Includes changes in capital expenditure accruals. See Note 20 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the six months ended June 30, 2022 and 2021 as reported in the consolidated statements of cash flows.

11. NET INTEREST AND OTHER FINANCIAL COSTS
Net interest and other financial costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Interest income	$(18)	$(2)	$(23)	$(3)
Interest expense	324	337	634	688
Interest capitalized	(25)	(19)	(48)	(36)
Pension and other postretirement non-service costs(a)	32	56	11	56
Other financial costs (credits)	(1)	—	—	20
Net interest and other financial costs	$312	$372	$574	$725
(a)See Note 22.
12. INCOME TAXES
We recorded a combined federal, state and foreign income tax provision of $1.799 billion and $2.081 billion for the three and six months ended June 30, 2022, respectively, which was higher than the tax computed at the U.S. statutory rate primarily due to state taxes offset by net income attributable to noncontrolling interests.
We recorded a combined federal, state and foreign income tax provision of $5 million and $39 million for the three and six months ended June 30, 2021, respectively, which was lower than the tax computed at the U.S. statutory rate primarily due to income attributable to noncontrolling interests.

13. INVENTORIES

(In millions)	June 30, 2022	December 31, 2021
Crude oil	$4,174	$2,639
Refined products	5,814	4,460
Materials and supplies	1,060	956
Total	$11,048	$8,055
Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.
14. EQUITY METHOD INVESTMENTS
On June 1, 2022, MPC purchased the remaining 49 percent interest in Watson Cogeneration Company from NRG Energy, Inc. for approximately $59 million. This entity will now be consolidated and included in our consolidated results. It was previously accounted for as an equity method investment.
The excess of the estimated $62 million fair value over the $25 million book value of our 51 percent ownership interest in Watson Cogeneration Company resulted in a $37 million non-cash gain, which is included in the net gain on disposal of assets line of the accompanying consolidated statements of income.

15. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2022			December 31, 2021
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$32,147	$16,018	$16,129	$31,089	$14,876	$16,213
Midstream	28,325	7,904	20,421	28,098	7,384	20,714
Corporate	1,470	958	512	1,446	933	513
Total	$61,942	$24,880	$37,062	$60,633	$23,193	$37,440
16. FAIR VALUE MEASUREMENTS
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2022
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$761	$—	$—	$(620)	$141	$79
Liabilities:
Commodity contracts	$622	$—	$—	$(622)	$—	$—
Embedded derivatives in commodity contracts	—	—	92	—	92	—

	December 31, 2021
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$270	$1	$—	$(235)	$36	$34
Liabilities:
Commodity contracts	$248	$1	$—	$(249)	$—	$—
Embedded derivatives in commodity contracts	—	—	108	—	108	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2022, cash collateral of $2 million was netted with the mark-to-market derivative liabilities. As of December 31, 2021, cash collateral of $14 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts that are covered by master netting arrangements reflected gross on the balance sheet.
Level 3 instruments include embedded derivatives in commodity contracts. The embedded derivative liability relates to a natural gas purchase agreement embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at June 30, 2022 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.72 to $1.98 per gallon with a weighted average of $0.98 per gallon and (2) the probability of renewal of 100 percent for the five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.

The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Beginning balance	$99	$66	$108	$63
Unrealized and realized (gain)/loss included in net income	(4)	39	(8)	45
Settlements of derivative instruments	(3)	(3)	(8)	(6)
Ending balance	$92	$102	$92	$102

The amount of total (gain)/loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the end of period:	$(3)	$39	$(8)	$41
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $26.3 billion and $24.7 billion at June 30, 2022, respectively, and approximately $25.1 billion and $28.1 billion at December 31, 2021, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
17. DERIVATIVES
For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 16. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil, (4) the acquisition of ethanol for blending with refined products, (5) the sale of NGLs, (6) the purchase of natural gas and (7) the purchase of soybean oil.
The following table presents the fair value of derivative instruments as of June 30, 2022 and December 31, 2021 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(In millions)	June 30, 2022		December 31, 2021
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$761	$622	$271	$249
Other current liabilities(a)	—	14	—	15
Deferred credits and other liabilities(a)	—	78	—	93
(a)     Includes embedded derivatives.

The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of June 30, 2022.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	75.6%	95,368	103,520
Refined products	89.6%	13,539	15,813
Blending products	75.6%	2,966	6,887
Soybean oil	84.0%	3,738	4,342
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 20,607 long and 21,937 short; Refined products - 1,181 long and 890 short. There are no spread contracts for blending products or soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2022	2021	2022	2021
Sales and other operating revenues	$—	$(5)	$—	$(15)
Cost of revenues	17	(168)	(325)	(233)
Other income	(1)	—	1	—
Total	$16	$(173)	$(324)	$(248)
18. DEBT
Our outstanding borrowings at June 30, 2022 and December 31, 2021 consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
Marathon Petroleum Corporation:
Senior notes	$6,449	$6,449
Notes payable	1	1
Finance lease obligations	620	589
Total	$7,070	$7,039

MPLX LP:
Bank revolving credit facility	—	300
Senior notes	20,100	18,600
Finance lease obligations	8	9
Total	$20,108	$18,909

Total debt	$27,178	$25,948
Unamortized debt issuance costs	(140)	(129)
Unamortized (discount) premium, net	(264)	(280)
Amounts due within one year	(1,087)	(571)
Total long-term debt due after one year	$25,687	$24,968

MPLX Senior Notes
On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950% senior notes due March 2052 in an underwritten public offering. The net proceeds were used to repay amounts outstanding under the MPC intercompany loan agreement and the MPLX credit agreement.

Available Capacity under our Credit Facilities as of June 30, 2022

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	October 2023
MPC trade receivables securitization facility(a)	100	—	100	—	—	September 2022

MPLX
MPLX bank revolving credit facility	3,500	—	—	3,500	—%	July 2024
(a)    The committed borrowing and letter of credit issuance capacity of the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of June 30, 2022, letters of credit in the total amount of $358 million were issued and outstanding under the facility to secure contracts awarded by the Department of Energy to purchase crude oil from the Strategic Petroleum Reserve. In July 2022, the trade receivables securitization facility was amended to, among other things, extend its term until September 29, 2023.
MPC Bank Revolving Credit Facility
On July 7, 2022, MPC entered into a new five-year revolving credit agreement (the “New MPC Credit Agreement”) to replace its previous $5.0 billion credit facility that was scheduled to expire in October 2023. The New MPC Credit Agreement, among other things, provides for a $5.0 billion unsecured revolving credit facility that matures in July 2027. The financial covenants of the New MPC Credit Agreement are substantially the same as those contained in the previous credit agreement. Borrowings under the New MPC Credit Agreement bear interest, at MPC’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the New MPC Credit Agreement, plus an applicable margin.
MPLX Bank Revolving Credit Facility
On July 7, 2022, MPLX entered into a new five-year revolving credit agreement (the “New MPLX Credit Agreement”) to replace its previous $3.5 billion credit facility that was scheduled to expire in July 2024. The New MPLX Credit Agreement, among other things, provides for a $2.0 billion unsecured revolving credit facility that matures in July 2027. The New MPLX Credit Agreement also provides for letter of credit issuing capacity under the facility of $150 million. Letters of credit issuing capacity is included in, not in addition to, the $2.0 billion borrowing capacity of the New MPLX Credit Agreement. The financial covenants of the New MPLX Credit Agreement are substantially the same as those contained in the previous credit agreement. Borrowings under the MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPLX Credit Agreement, plus an applicable margin.
19. REVENUE
The following table presents our revenues from external customers disaggregated by segment and product line.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Refining & Marketing:
Refined products	$48,864	$26,528	$82,457	$46,337
Crude oil	2,976	1,866	5,865	3,312
Services and other	460	160	770	566
Total revenues from external customers	52,300	28,554	89,092	50,215

Midstream:
Refined products	698	304	1,195	586
Services and other	797	757	1,566	1,525
Total revenues from external customers	1,495	1,061	2,761	2,111

Sales and other operating revenues	$53,795	$29,615	$91,853	$52,326

We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of June 30, 2022, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at June 30, 2022 include matching buy/sell receivables of $7.81 billion.
20. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
(In millions)	2022	2021
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$519	$649
Net income taxes paid to (received from) taxing authorities	1,123	319
Non-cash investing and financing activities:
Book value of equity method investment(a)	25	—
(a)    Represents the book value of MPC’s equity method investment in Watson Cogeneration Company at June 1, 2022 prior to MPC buying out the remaining interest in Watson Cogeneration Company. See Note 14 for additional information.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(In millions)	2022	2021
Additions to property, plant and equipment per the consolidated statements of cash flows	$993	$606
Decrease in capital accruals	(3)	(19)
Total capital expenditures	$990	$587
21. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2020	$(338)	$(181)	$7	$(512)
Other comprehensive gain (loss) before reclassifications, net of tax of $44	132	1	(4)	129
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service cost (credit)(a)	(23)	1	—	(22)
Amortization of actuarial loss(a)	24	5	—	29
Settlement loss(a)	49	—	—	49
Tax effect	(11)	(2)	—	(13)
Other comprehensive income (loss)	171	5	(4)	172
Balance as of June 30, 2021	$(167)	$(176)	$3	$(340)

(In millions)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2021	$(117)	$49	$1	$(67)
Other comprehensive gain (loss) before reclassifications, net of tax of $(8)	(19)	3	(6)	(22)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(23)	(11)	—	(34)
Amortization of actuarial loss(a)	7	3	—	10
Settlement loss(a)	56	—	—	56
Tax effect	(10)	2	—	(8)
Other comprehensive income (loss)	11	(3)	(6)	2
Balance as of June 30, 2022	$(106)	$46	$(5)	$(65)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 22.
22. PENSION AND OTHER POSTRETIREMENT BENEFITS
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Pension Benefits
Service cost	$65	$72	$133	$148
Interest cost	24	23	47	46
Expected return on plan assets	(37)	(29)	(78)	(62)
Amortization of prior service credit	(12)	(12)	(23)	(23)
Amortization of actuarial loss	3	14	7	25
Settlement loss	54	49	56	49
Net periodic pension benefit cost	$97	$117	$142	$183

Other Benefits
Service cost	$5	$7	$13	$17
Interest cost	5	8	10	15
Amortization of prior service cost (credit)	(6)	—	(11)	1
Amortization of actuarial loss	1	3	3	5
Net periodic other benefit cost	$5	$18	$15	$38
The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the six months ended June 30, 2022, we did not make contributions to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $9 million and $31 million, respectively, during the six months ended June 30, 2022.
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
At June 30, 2022 and December 31, 2021, accrued liabilities for remediation totaled $396 million and $401 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $5 million and $6 million at June 30, 2022 and December 31, 2021, respectively.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of June 30, 2022.

Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. Completion of the EIS may now be delayed as the Army Corps engages with the Standing Rock Sioux Tribe on the tribe’s reasons for withdrawing as a cooperating agency with respect to preparation of the EIS.
In May 2021, the D.D.C. denied a renewed request for an injunction to shut down the pipeline while the EIS is being prepared. In June 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against the Dakota Access Pipeline. The litigation could be reopened or new litigation challenging the EIS, once completed, could be filed. The pipeline remains operational.
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2022, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.
Crowley Ocean Partners LLC and Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Ocean Partners LLC, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan used to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. During the first quarter of 2022, the guarantee for the debt associated with one of the four vessels became effective upon the expiration of the charter for the relevant vessel. As of June 30, 2022, our maximum potential undiscounted payments under this agreement for debt principal totaled $103 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of June 30, 2022, our maximum potential undiscounted payments under this arrangement was $104 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $98 million as of June 30, 2022, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
24.    SUBSEQUENT EVENTS
On August 2, 2022, we announced our board of directors approved an incremental $5.0 billion share repurchase authorization. The authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases, tender offers or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.
On August 2, 2022, MPLX announced its board of directors approved an incremental $1.0 billion unit repurchase authorization. This unit repurchase authorization has no expiration date.

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
DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements that are subject to risks, contingencies or uncertainties. You can identify forward-looking statements by words such as “anticipate,” “believe,” “commitment,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “policy,” “position,” “potential,” “predict,” “priority,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes.
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
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions and market disruptions;
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
•changes in estimates or projections used to assess fair value of intangible assets, goodwill and property and equipment and/or strategic decisions or other developments with respect to our asset portfolio that cause impairment charges;
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
EXECUTIVE SUMMARY
Business Update
Through the first six months of 2022, we continue to see recovery in the environment in which our business operates. The increase in global demand for refined products and global commodity supply constraints have contributed to increased Refining & Marketing margins and Midstream throughputs. We are unable to predict the potential effects that resurgences of COVID-19 or the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions, may have on our financial position and results. It remains uncertain how long these conditions may last or how severe they may become.

In 2022, data indicates a sharp rise in inflation in the U.S. and globally. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus or fiscal policies and increasing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We have observed higher costs for feedstocks, labor and materials used in our business. We cannot predict the effect of higher inflation and fuel prices on demand for our products and services.
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
Strategic Updates
Martinez Renewable Fuels Project Joint Venture
On March 1, 2022, MPC announced it entered into definitive agreements to form a joint venture with Neste for its Martinez renewable fuels project. The partnership will be structured as a 50/50 joint venture with Neste expected to contribute a total of $1 billion, inclusive of half of the total project development costs projected through the completion of the project. MPC will continue to manage project execution and operate the facility once construction is complete. The closing of the joint venture is subject to customary closing conditions and regulatory approvals, including obtaining the necessary permits.
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
MPC received the certification of the Final Environmental Impact Report for the Martinez Renewable Fuels Project on May 3, 2022. In addition, on July 22, 2022, the Bay Area Air Quality Management District air quality permit for Martinez was posted, commencing a 30-day public comment period. The first phase of the facility is currently targeted to be mechanically complete late in the fourth quarter of 2022. Initial production capacity is expected to be 260 million gallons per day of renewable fuels. Pretreatment capabilities are expected to come online in the second half of 2023 and the facility is expected to be capable of producing 730 million gallons per year by the end of 2023. The expected and targeted timelines for achieving the production capacities outlined above are dependent upon the timing of obtaining the air quality permit to operate the facility.
Share Repurchase Authorization
On August 2, 2022, we announced our board of directors approved an incremental $5 billion share repurchase authorization in addition to the incremental $5.0 billion share repurchase authorization announced on February 2, 2022. The authorizations have no expiration date. As of June 30, 2022, MPC had $4.17 billion remaining under its share repurchase authorizations.

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
Select results for continuing operations are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$7,760	$751	$9,134	$774
Midstream	1,456	1,308	2,859	2,630
Total reportable segments	$9,216	$2,059	$11,993	$3,404

Reconciliation of segment adjusted EBITDA for reportable segments to income from continuing operations before income taxes
Total reportable segments	$9,216	$2,059	$11,993	$3,404
Corporate	(156)	(149)	(294)	(274)
Refining planned turnaround costs	(151)	(61)	(296)	(173)
Storm impacts	—	—	—	(47)
Renewable volume obligation requirements	238	—	238	—
Litigation	—	—	27	—
Impairments	—	(13)	—	(13)
Depreciation and amortization	(819)	(871)	(1,624)	(1,715)
Net interest and other financial costs	(312)	(372)	(574)	(725)
Income from continuing operations before income taxes	$8,016	$593	$9,470	$457
The following table includes net income (loss) per diluted share data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) per diluted share
Continuing operations	$10.95	$0.45	$12.15	$(0.27)
Discontinued operations	—	12.55	—	12.98
Net income attributable to MPC	$10.95	$13.00	$12.15	$12.71

Net income attributable to MPC was $5.87 billion, or $10.95 per diluted share, in the second quarter of 2022 compared to $8.51 billion, or $13.00 per diluted share, for the second quarter of 2021 and $6.72 billion, or $12.15 per diluted share, in the first six months of 2022 compared to $8.27 billion, or $12.71 per diluted share, in the first six months of 2021.
For the second quarter of 2022 and first six months of 2022, the changes were largely due to income from discontinued operations in 2021, due to the sale of the Speedway business on May 14, 2021, and increased operating costs, partially offset increases in average refined product sales prices and volumes in 2022.
See Note 4 to the unaudited consolidated financial statements for additional information on discontinued operations.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the second quarter of 2022 as compared to the second quarter of 2021 and the first six months of 2022 compared to the first six months of 2021.

MPLX
We owned approximately 647 million MPLX common units as of June 30, 2022, with a market value of $18.87 billion based on the June 30, 2022 closing price of $29.15 per common unit. On July 26, 2022, MPLX declared a quarterly cash distribution of $0.7050 per common unit payable on August 12, 2022. As a result, MPC’s portion of this distribution is approximately $457 million.
We received limited partner distributions of $913 million from MPLX in the six months ended June 30, 2022 and $890 million in the six months ended June 30, 2021.
During the six months ended June 30, 2022, MPLX repurchased approximately 4 million MPLX common units at an average cost per unit of $32.48 and paid $135 million of cash. As of June 30, 2022, $202 million remained available under the authorization for future unit repurchases.

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
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021	Variance	2022	2021	Variance
Revenues and other income:
Sales and other operating revenues(a)	$53,795	$29,615	$24,180	$91,853	$52,326	$39,527
Income from equity method investments	147	93	54	289	184	105
Net gain (loss) on disposal of assets	39	—	39	21	3	18
Other income	257	119	138	459	196	263
Total revenues and other income	54,238	29,827	24,411	92,622	52,709	39,913
Costs and expenses:
Cost of revenues (excludes items below)	44,207	27,177	17,030	79,275	48,261	31,014
Depreciation and amortization	819	871	(52)	1,624	1,715	(91)
Selling, general and administrative expenses	694	625	69	1,297	1,200	97
Other taxes	190	189	1	382	351	31
Total costs and expenses	45,910	28,862	17,048	82,578	51,527	31,051
Income from continuing operations	8,328	965	7,363	10,044	1,182	8,862
Net interest and other financial costs	312	372	(60)	574	725	(151)
Income from continuing operations before income taxes	8,016	593	7,423	9,470	457	9,013
Provision for income taxes on continuing operations	1,799	5	1,794	2,081	39	2,042
Income from continuing operations, net of tax	6,217	588	5,629	7,389	418	6,971
Income from discontinued operations, net of tax	—	8,214	(8,214)	—	8,448	(8,448)
Net income	6,217	8,802	(2,585)	7,389	8,866	(1,477)
Less net income attributable to:
Redeemable noncontrolling interest	21	21	—	42	41	1
Noncontrolling interests	323	269	54	629	555	74
Net income attributable to MPC	$5,873	$8,512	$(2,639)	$6,718	$8,270	$(1,552)
(a)In accordance with discontinued operations accounting, Speedway sales to retail customers and net results are reflected in Income from discontinued operations, net of tax and Refining & Marketing intercompany sales to Speedway are presented as third party sales through the close of the sale on May 14, 2021.
Second Quarter 2022 Compared to Second Quarter 2021
Net income attributable to MPC decreased $2.64 billion in the second quarter of 2022 compared to the second quarter of 2021 primarily due to income from discontinued operations in the second quarter of 2021, due to the sale of the Speedway business on May 14, 2021, and increased operating costs, partially offset by increases in refined product sales prices and volumes in the second quarter of 2022.
Revenues and other income increased $24.41 billion primarily due to:
•increased sales and other operating revenues of $24.18 billion primarily due to increased Refining & Marketing segment average refined product sales prices of $1.55 per gallon and increased refined product sales volumes of 126 mbpd;
•increased income from equity method investments of $54 million mainly due to increased income from midstream equity affiliates; and
•increased other income of $138 million primarily due to higher income on RIN sales.

Costs and expenses increased $17.05 billion primarily due to
•increased cost of revenues of $17.03 billion mainly due to higher crude oil costs and finished product purchases;
•decreased depreciation and amortization of $52 million primarily due to asset impairments and assets that completed their depreciation life cycle in 2021; and
•increased selling, general and administrative expenses of $69 million primarily due to increased expenses for credit card processing fees, insurance and contract services during the quarter.
Net interest and other financial costs decreased $60 million largely due to pension and other postretirement non-service costs, decreased interest expense due to lower MPC borrowings and increased interest income, partially offset by increased interest expense due to higher MPLX borrowings.
We recorded a combined federal, state and foreign income tax provision of $1.80 billion for the three months ended June 30, 2022, which was higher than the tax computed at the U.S. statutory rate primarily due to state taxes offset by net income attributable to noncontrolling interests. We recorded a combined federal, state and foreign income tax provision of $5 million for the three months ended June 30, 2021, which was lower than the tax computed at the U.S. statutory rate primarily due to income attributable to noncontrolling interests.
Net income attributable to noncontrolling interests increased $54 million primarily due to an increase in MPLX’s net income in the second quarter of 2022.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net income attributable to MPC decreased $1.55 billion in the first six months of 2022 compared to the first six months of 2021 primarily due to income from discontinued operations in the first six months of 2021, due to the sale of the Speedway business on May 14, 2021, and increased operating costs, partially offset by increases in average refined product sales prices and volumes in the first six months of 2022.
Revenues and other income increased $39.91 billion primarily due to:
•increased sales and other operating revenues of $39.53 billion primarily due to increased average refined product sales prices of $1.28 per gallon and increased refined product sales volumes of 176 mbpd;
•increased income from equity method investments of $105 million mainly due to increased income from midstream equity affiliates; and
•increased other income of $263 million primarily due to higher income on RIN sales.
Costs and expenses increased $31.05 billion primarily due to:
•increased cost of revenues of $31.01 billion primarily due to higher crude oil costs and finished product purchases;
•decreased depreciation and amortization of $91 million mainly due to asset impairments and assets that completed their depreciation life cycle in 2021; and
•increased selling, general and administrative expenses of $97 million primarily due to increased expenses for credit card processing fees, contract services and insurance in the first six months of 2022.
Net interest and other financial costs decreased $151 million largely due to pension and other postretirement non-service costs, decreased interest expense due to lower MPC borrowings and increased interest income, partially offset by increased interest expense due to higher MPLX borrowings.
We recorded a combined federal, state and foreign income tax expense of $2.08 billion for the six months ended June 30, 2022, which was higher than the tax computed at the U.S. statutory rate primarily due to state taxes offset by net income attributable to noncontrolling interests. We recorded a combined federal, state and foreign income tax provision of $39 million for the six months ended June 30, 2021, which was lower than the tax computed at the U.S. statutory rate primarily due to income attributable to noncontrolling interests.
Net income attributable to noncontrolling interests increased $74 million primarily due to an increase in MPLX’s net income in the first six months of 2022.
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

Refining & Marketing
The following includes key financial and operating data for the second quarter of 2022 compared to the second quarter of 2021 and the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	3,069	2,854	2,952	2,710
Refining & Marketing margin per barrel(a)(b)	$37.54	$12.45	26.93	11.37
Less:
Refining operating costs per barrel, excluding storm impacts(c)	5.19	4.59	5.20	4.86
Distribution costs per barrel	4.76	5.04	4.77	5.11
Other income per barrel(d)	(0.20)	(0.08)	(0.14)	(0.18)
Refining & Marketing adjusted EBITDA per barrel	$27.79	$2.90	$17.10	$1.58
Less:
Storm impacts on refining operating cost per barrel(e)	—	—	—	0.06
Refining planned turnaround costs per barrel	0.54	0.24	0.56	0.35
Depreciation and amortization per barrel	1.70	1.80	1.75	1.93
Refining & Marketing segment income (loss) per barrel	$25.55	$0.86	$14.79	$(0.76)
Fees paid to MPLX per barrel included in distribution costs above	$3.30	$3.33	$3.38	$3.49
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$3.55	$2.07	$3.07	$1.86
Chicago ULSD	3.97	2.04	3.41	1.89
USGC CBOB unleaded regular gasoline	3.41	1.99	3.05	1.84
USGC ULSD	3.99	1.95	3.49	1.82
LA CARBOB	3.91	2.22	3.47	2.03
LA CARB diesel	4.07	1.99	3.56	1.89

Market Indicators (dollars per barrel)
WTI	$108.52	$66.17	$101.77	$62.22
MEH	109.96	66.90	103.36	63.26
ANS	112.54	68.51	104.43	64.85
Crack Spreads:
Mid-Continent WTI 3-2-1	$38.96	$12.30	$26.05	10.10
USGC MEH 3-2-1	33.67	7.96	24.31	7.32
West Coast ANS 3-2-1	46.30	13.42	36.38	12.05
Blended 3-2-1(a)	38.31	10.79	27.42	9.38

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Crude Oil Differentials:
Sweet	$0.35	$(0.27)	$0.23	$(0.64)
Sour	(5.03)	(3.09)	(4.95)	(3.10)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/40/20 percent in 2022 and 2021.
Second Quarter 2022 Compared to Second Quarter 2021
Refining & Marketing segment revenues increased $23.76 billion primarily due to increased average refined product sales prices of $1.55 per gallon and increased refined product sales volumes of 126 mbpd.
Net refinery throughputs increased 215 mbpd during the second quarter of 2022, primarily due to continuing recovery in demand for our products across all our regions.
Refining & Marketing segment adjusted EBITDA increased $7.01 billion primarily due to higher per barrel margins and higher throughput, partially offset by increased refining operating costs, excluding depreciation and amortization, and distribution costs.
Refining & Marketing margin was $37.54 per barrel for the second quarter of 2022 compared to $12.45 per barrel for the second quarter of 2021. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $8 billion on Refining & Marketing margin for the second quarter of 2022 compared to the second quarter of 2021, primarily due to wider crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net negative effect of approximately $500 million on Refining & Marketing segment income in the second quarter of 2022 compared to the second quarter of 2021.
For the three months ended June 30, 2022, refining operating costs, excluding depreciation and amortization and storm impacts, increased $255 million, or $0.60 per barrel, compared to the three months ended June 30, 2021 primarily due to an increase in energy costs largely as a result of higher natural gas prices.
Distribution costs, excluding depreciation and amortization, increased $19 million and include fees paid to MPLX of $922 million and $866 million for the second quarter of 2022 and 2021, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, decreased $0.28 per barrel due to higher throughput.
Refining planned turnaround costs increased $90 million, or $0.30 per barrel, due to the scope and timing of turnaround activity.
Depreciation and amortization decreased $0.10 per barrel primarily due to higher throughput.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Refining & Marketing segment revenues increased $38.90 billion primarily due to increased average refined product sales prices of $1.28 per gallon and higher refined product sales volumes, which increased 176 mbpd.
Net refinery throughputs increased 242 mbpd in the first six months of 2022, primarily due to continuing recovery in demand for our products across all our regions.
Refining & Marketing segment adjusted EBITDA increased $8.36 billion primarily driven by higher per barrel margins and higher throughput, partially offset by increased refining operating costs, excluding depreciation and amortization, and distribution costs.
Refining & Marketing margin was $26.93 per barrel for the first six months of 2022 compared to $11.37 per barrel for the first six months of 2021. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $10 billion on Refining & Marketing margin for the first six months of 2022 compared to the first six months of 2021, primarily due to wider crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net negative effect of approximately $1 billion on Refining & Marketing segment income in the first six months of 2022 compared to the first six months of 2021.

For the six months ended June 30, 2022, refining operating costs, excluding depreciation and amortization and storm impacts, increased $397 million, or $0.34 per barrel, compared to the six months ended June 30, 2021 primarily due to an increase in energy costs largely as a result of higher natural gas and electricity prices.
Distribution costs, excluding depreciation and amortization, increased $43 million for the first six months of 2022 and include fees paid to MPLX of $1.80 billion and $1.71 billion for the first six months of 2022 and 2021, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, decreased $0.34 per barrel due to higher throughput.
Refining planned turnaround costs increased $123 million, or $0.21 per barrel, due to the scope and timing of turnaround activity.
Depreciation and amortization decreased $0.18 per barrel primarily due to higher throughput.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $1.07 billion and $633 million in the first six months of 2022 and 2021, respectively, and are included in Refining & Marketing margin. The increase in the first six months of 2022, was primarily due to higher weighted average RIN costs and an increase in RIN obligations.
Supplemental Refining & Marketing Statistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	100	94	96	89
Refinery throughputs (mbpd):
Crude oil refined	2,896	2,713	2,761	2,548
Other charge and blendstocks	173	141	191	162
Net refinery throughput	3,069	2,854	2,952	2,710
Sour crude oil throughput percent	48	48	47	48
Sweet crude oil throughput percent	52	52	53	52
Refined product yields (mbpd):
Gasoline	1,536	1,436	1,510	1,380
Distillates	1,123	984	1,051	933
Propane	74	54	71	50
NGLs and petrochemicals	224	301	193	262
Heavy fuel oil	54	27	70	31
Asphalt	91	91	89	94
Total	3,102	2,893	2,984	2,750
Refined product export sales volumes (mbpd)(b)	326	231	298	237
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the second quarter of 2022 compared to the second quarter of 2021 and the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Midstream Revenues
Q2 2022
$1,495
$1,308
$2,803
Q2 2021
$1,061
$1,248
$2,309
YTD 2022
$2,761
$2,555
$5,316
YTD 2021
$2,111
$2,447
$4,558
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes amounts related to MPLX operated unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended June 30,		Six Months Ended June 30,
Benchmark Prices	2022	2021	2022	2021
Natural Gas NYMEX HH ($ per MMBtu)	$7.50	$2.97	$6.04	$2.85
C2 + NGL Pricing ($ per gallon)(a)	$1.18	$0.75	$1.16	$0.74
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.
Second Quarter 2022 Compared to Second Quarter 2021
Midstream segment revenue and segment adjusted EBITDA increased $494 million and $148 million, respectively. Results for the quarter benefited from higher revenue, primarily due to higher prices and volumes, increased revenue from terminal activities and higher income from equity affiliates, partially offset by higher operating expenses.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Midstream segment revenue and segment adjusted EBITDA increased $758 million and $229 million, respectively. Results benefited from higher revenue, primarily due to higher prices and volumes, increased pipeline throughputs, increased revenue from terminal activities and increased income from equity affiliates, partially offset by higher operating expenses in the first six months of 2022.
Corporate

Key Financial Information (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Corporate(a)	$(170)	$(180)	(321)	(337)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $14 million and $74 million for the second quarter of 2022 and 2021, respectively, and $27 million and $106 million for the six months ended June 30, 2022 and 2021, respectively.

Items not Allocated to Segments

Key Financial Information (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Items not allocated to segments:
Renewable volume obligation requirements	$238	$—	$238	$—
Litigation	—	—	27	—
Impairment and idling expenses	—	(13)	—	(13)
Total items not allocated to segments:	$238	$(13)	$265	$(13)
Second Quarter 2022 Compared to Second Quarter 2021
Items not allocated to segments included a $238 million benefit related to retroactive changes in renewable volume obligation requirements published by the EPA for 2020 and 2021 in the second quarter of 2022.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
In the first six months of 2022, total items not allocated to segments primarily included a $238 million benefit related to retroactive changes in renewable volume obligation requirements published by the EPA for 2020 and 2021.

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
Reconciliation of Refining & Marketing income (loss) from operations to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Refining & Marketing income (loss) from operations	$7,134	$224	$7,902	$(374)
Plus (Less):
Selling, general and administrative expenses	574	499	1,082	955
Income from equity method investments	(6)	(14)	(18)	(19)
Net gain on disposal of assets	(37)	—	(37)	(3)
Other income	(234)	(89)	(415)	(143)
Refining & Marketing gross margin	7,431	620	8,514	416
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,554	2,305	4,943	4,580
Depreciation and amortization	475	466	936	944
Gross margin excluded from and other income included in Refining & Marketing margin(a)	71	(116)	85	(295)
Other taxes included in Refining & Marketing margin	(49)	(42)	(92)	(66)
Refining & Marketing margin	$10,482	$3,233	$14,386	$5,579
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance for continuing operations was approximately $9.08 billion at June 30, 2022 compared to $5.29 billion at December 31, 2021. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Six Months Ended June 30,
(In millions)	2022	2021
Net cash provided by (used in):
Operating activities - continuing operations	$9,509	$1,801
Operating activities - discontinued operations	(44)	33
Total operating activities	9,465	1,834
Investing activities - continuing operations	620	(5,832)
Investing activities - discontinued operations	—	21,235
Total investing activities	620	15,403
Financing activities	(6,296)	(5,954)
Total increase (decrease) in cash	$3,789	$11,283
Operating Activities
Continuing Operations
Net cash provided by continuing operations increased $7.71 billion in the first six months of 2022 compared to the first six months of 2021. The change in net cash provided by continuing operations is primarily due to an increase in operating results and a favorable change in working capital of $1.03 billion when comparing the change in working capital in both periods.
For the first six months of 2022, changes in working capital, excluding changes in short-term debt, were a net $678 million source of cash primarily due to the effects of increasing energy commodity prices and volumes at the end of the period on working capital. Accounts payable increased primarily due to increases in crude prices and volumes. Current receivables increased primarily due to increases in refined product and crude volumes and prices. Inventories increased primarily due to increases in crude and refined product inventories.
For the first six months of 2021, changes in working capital, excluding changes in short-term debt, were a net $347 million use of cash primarily due to the effects of increasing energy commodity prices at the end of the period on working capital. Accounts payable increased primarily due to increases in crude prices and volumes. Current receivables increased primarily due to higher crude and refined product prices and volumes. Inventories increased due to increases in refined product and crude inventories.
Discontinued Operations
Net cash used in discontinued operations reflects the results of the Speedway business. The change from 2021 is due to the sale of Speedway on May 14, 2021. The $44 million use of cash in the first six months of 2022 represents payment of state income tax liabilities.
Investing Activities
Continuing Operations
Net cash provided by continuing operations was $620 million in the first six months of 2022 compared to net cash used by continuing operations of $5.83 billion in the first six months of 2021.
•The change in net cash provided by continuing operations is primarily due to maturities and sales of short-term investments of $2.81 billion and $1.08 billion, respectively, partially offset by purchases of short-term investments of $2.58 billion. The cash provided by maturities and sales of short-term investments was primarily used to fund our return of capital initiatives announced as part of the Speedway sale.
•Additions to property, plant and equipment increased $387 million primarily due to increased capital expenditures in our Refining & Marketing and Midstream segments. See the “Capital Requirements” section for additional information on our capital investment plan.
•Cash used for acquisitions of $74 million include acquisitions in our Refining & Marketing and Midstream segments.
•Cash used for net investments increased $50 million mainly due to increased MPLX contributions to equity method investments, which included the $60 million contribution to its Bakken Pipeline joint venture to fund its share of a debt repayment by the joint venture.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(In millions)	2022	2021
Additions to property, plant and equipment per the consolidated statements of cash flows	$993	$606
Decrease in capital accruals	(3)	(19)
Total capital expenditures	990	587
Investments in equity method investees (excludes acquisitions)	160	113
Total capital expenditures and investments	$1,150	$700
Discontinued Operations
The change in net cash used in discontinued operations is primarily due to the sale of Speedway on May 14, 2021.
Financing Activities
Financing activities were a net $6.30 billion use of cash in the first six months of 2022 compared to a net $5.95 billion use of cash in the first six months of 2021.
•MPC had net borrowings of $1.02 billion under its commercial paper program in the first six months of 2021.
•Long-term debt borrowings and repayments were a net $1.13 billion source of cash in the first six months of 2022 compared to a net $2.28 billion use of cash in the first six months of 2021. During the first six months of 2022, MPLX issued $1.5 billion of senior notes and had net payments of $300 million under its revolving credit facility.
During the first six months of 2021, MPC repaid $1.3 billion of senior notes, borrowed and repaid $3.65 billion under its revolving credit facility and borrowed and repaid $4.65 billion under its trade receivables facility. MPLX redeemed $750 million of senior notes and had net payments of $175 million under its revolving credit facility.
•Cash used in common stock repurchases, including fees and expenses, totaled $6.18 billion in the first six months of 2022 compared to $984 million in the first six months of 2021. See the “Capital Requirements” section for further discussion of our stock repurchases.
•Cash used in dividend payments decreased $117 million primarily due to a reduction of shares resulting from share repurchases in 2022 and 2021.
•Cash used in repurchases of noncontrolling interests was $135 million in the first six months of 2022 compared to $310 million in the first six months of 2021 related to the repurchase of MPLX common units. See Note 5 to the unaudited consolidated financial statements for further discussion of MPLX.
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
Our liquidity, excluding MPLX, totaled $18.02 billion at June 30, 2022 consisting of:

	June 30, 2022
(In millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	100	—
Total	$5,100	$—	$101	$4,999
Cash and cash equivalents and short-term investments(b)				13,021
Total liquidity				$18,020
(a)The committed borrowing and letter of credit issuance capacity of the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of June 30, 2022, letters of credit in the total amount of $358 million were issued and outstanding under the facility to secure contracts awarded by the Department of Energy to purchase crude oil from the Strategic Petroleum Reserve. In July 2022, the trade receivables securitization facility was amended to, among other things, extend its term until September 29, 2023.
(b)Excludes cash and cash equivalents of MPLX of $298 million.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At June 30, 2022, we had no borrowings outstanding under the commercial paper program.
On July 7, 2022, MPC entered into a new five-year revolving credit agreement (the “New MPC Credit Agreement”) to replace its previous $5.0 billion credit facility that was scheduled to expire in October 2023. The New MPC Credit Agreement, among other things, provides for a $5.0 billion unsecured revolving credit facility that matures in July 2027. The financial covenants of the New MPC Credit Agreement are substantially the same as those contained in the previous credit agreement.
The New MPC Credit Agreement and trade receivables facility contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the New MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the New MPC Credit Agreement) of no greater than 0.65 to 1.00.
As of June 30, 2022, we were in compliance with the covenants required by the agreements governing MPC’s previous revolving credit facility and MPC’s trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of approximately 0.00 to 1.00.
Our intention is to maintain an investment-grade credit profile. As of June 30, 2022, the credit ratings on our senior unsecured debt are as follows.

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

The New MPC Credit Agreement does not contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt could increase the applicable interest rates, yields and other fees payable thereunder and may limit our flexibility to obtain financing in the future, including to refinance existing indebtedness. In addition, a downgrade of our senior unsecured debt rating to below investment-grade levels could, under certain circumstances, impact our ability to purchase crude oil on an unsecured basis and could result in us having to post letters of credit under existing transportation services or other agreements.
See Note 18 to the unaudited consolidated financial statements for further discussion of our debt.
MPLX
MPLX’s liquidity totaled $5.30 billion at June 30, 2022 consisting of:

	June 30, 2022
(In millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility(a)	$3,500	$—	$—	$3,500
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$5,000	$—	$—	$5,000
Cash and cash equivalents				298
Total liquidity				$5,298
(a)    The total capacity under this facility decreased to $2.0 billion upon the execution of the New MPLX Credit Agreement on July 7, 2022, as described below.
On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950% senior notes due March 2052 in an underwritten public offering. The net proceeds were used to repay amounts outstanding under the MPC intercompany loan agreement and the MPLX credit agreement.
On July 7, 2022, MPLX entered into a new five-year revolving credit agreement (the “New MPLX Credit Agreement”) to replace its previous $3.5 billion credit facility that was scheduled to expire in July 2024. The New MPLX Credit Agreement, among other things, provides for a $2.0 billion unsecured revolving credit facility that matures in July 2027. The New MPLX Credit Agreement also provides for letter of credit issuing capacity under the facility of $150 million. Letters of credit issuing capacity is included in, not in addition to, the $2.0 billion borrowing capacity of the New MPLX Credit Agreement. The financial covenants of the New MPLX Credit Agreement are substantially the same as those contained in the previous credit agreement.
The New MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates.
As of June 30, 2022, MPLX was in compliance with the covenants required by the agreement governing MPLX’s previous revolving credit facility, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.54 to 1.0.
Our intention is to maintain an investment-grade credit profile for MPLX. As of June 30, 2022, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
See Note 18 to the unaudited consolidated financial statements for further discussion of MPLX’s debt.
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
Capital expenditures and investments for MPC and MPLX are summarized below.

	Six Months Ended June 30,
(In millions)	2022	2021
Capital expenditures and investments:(a)
MPC continuing operations, excluding MPLX
Refining & Marketing	$559	$310
Midstream - Other	5	36
Corporate and Other(b)	38	44
Total MPC continuing operations, excluding MPLX	$602	$390

MPC discontinued operations - Speedway	$—	$177

Midstream - MPLX	$500	$280
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $48 million and $30 million for the six months ended June 30, 2022 and 2021, respectively.
Capital expenditures and investments in affiliates during the six months ended June 30, 2022, were primarily for Refining & Marketing and Midstream projects. Major Refining & Marketing projects include renewables projects, primarily the Martinez facility conversion, the South Texas Asset Repositioning project and projects that we expect will help us reduce future operating costs.
Major Midstream projects were primarily for MPLX gas gathering, processing and de-ethanization projects in the Bakken, Marcellus, and Southwest regions and the expansion of MPLX crude gathering systems in the Permian and Bakken regions. Spending also included the $60 million contribution to MPLX’s Bakken Pipeline joint venture to fund MPLX’s share of a debt repayment by the joint venture.
Share Repurchases
During the six months ended June 30, 2022, MPC repurchased approximately 71 million shares of its common stock at an average cost per share of $85.31 and paid $6.18 billion of cash.
From January 1, 2012 through June 30, 2022, our board of directors has approved $30.05 billion in total share repurchase authorizations and we have repurchased a total of $25.88 billion of our common stock. As of June 30, 2022, MPC has $4.17 billion remaining under its share repurchase authorizations.
On August 2, 2022, we announced our board of directors approved an incremental $5.0 billion share repurchase authorization. The authorization has no expiration date.
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

MPLX Unit Repurchases
During the six months ended June 30, 2022, MPLX repurchased approximately 4 million MPLX common units at an average cost per unit of $32.48 and paid $135 million of cash. As of June 30, 2022, $202 million remained available under the authorization for future unit repurchases.
On August 2, 2022, MPLX announced its board of directors approved an incremental $1.0 billion unit repurchase authorization. This unit repurchase authorization has no expiration date.
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
Cash Commitments
Contractual Obligations
As of June 30, 2022, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first six months of 2022, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2021.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 18 and 22, respectively, to the unaudited consolidated financial statements, and financing and operating leases.
Other Cash Commitments
On July 27, 2022, our board of directors approved a dividend of $0.58 per share on common stock. The dividend is payable September 12, 2022, to shareholders of record as of the close of business on August 17, 2022.
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

There have been no additional significant changes to our environmental matters and compliance costs during the six months ended June 30, 2022.
CRITICAL ACCOUNTING ESTIMATES
As of June 30, 2022, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.
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

See Notes 16 and 17 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table includes the composition of net losses on our commodity derivative positions as of June 30, 2022 and 2021, respectively.

	Six Months Ended June 30,
(In millions)	2022	2021
Realized loss on settled derivative positions	$(458)	$(172)
Unrealized gain (loss) on open net derivative positions	134	(76)
Net loss	$(324)	$(248)
See Note 17 to the unaudited consolidated financial statements for additional information on our open derivative positions at June 30, 2022.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2022 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of June 30, 2022
Crude	$(98)	$(244)	$98	$244
Refined products	(37)	(92)	37	92
Blending products	(30)	(75)	30	75
Soybean oil	(13)	(33)	13	33
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2022 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of June 30, 2022 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and, in addition to short-term investments which are recorded at fair value, are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of June 30, 2022(a)	Change in Fair Value(b)	Change in Net Income for the Six Months Ended June 30, 2022(c)
Long-term debt
Fixed-rate	$24,949	$2,009	n/a
Variable-rate	—	—	$—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2022.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2022.
At June 30, 2022, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 16 to the unaudited consolidated financial statements for additional information on the fair value of our debt.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth a summary of our purchases during the quarter ended June 30, 2022, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)(d)
04/01/2022-04/30/2022	5,368,022	$87.10	5,319,004	$6,995
05/01/2022-05/31/2022	14,338,277	96.53	14,337,579	5,611
06/01/2022-06/30/2022	14,752,420	97.42	14,751,914	4,174
Total	34,458,719	95.44	34,408,497
(a)The amounts in this column include 49,018, 698 and 506 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in April, May and June, respectively.
(b)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations and for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans. The weighted average price includes commissions paid to brokers during the quarter.
(c)On April 30, 2018, we announced that our board of directors had approved a $5 billion share repurchase authorization in addition to the remaining authorization pursuant to the May 31, 2017 announcement. On May 14, 2021, we announced that our board of directors had approved an additional $7.1 billion share repurchase authorization. On February 2, 2022, we announced that our board of directors had approved an additional $5 billion share repurchase authorization. On August 2, 2022, we announced that our board of directors had approved an additional $5 billion share repurchase authorization, which is not reflected in this column. These share repurchase authorizations have no expiration date.
(d)Reflects the payment of any commissions paid to brokers during the quarter.

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
10.1
Revolving Credit Agreement, dated as of July 7, 2022, by and among Marathon Petroleum Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., RBC Capital Markets, and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., Royal Bank of Canada and The Toronto-Dominion Bank, New York Branch, as documentation agents, and the other lenders and issuing banks that are parties thereto
		8-K	10.1	7/12/2022	001-35054
10.2
Revolving Credit Agreement, dated as of July 7, 2022, by and among MPLX LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, each of Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., RBC Capital Markets and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., Royal Bank of Canada and The Toronto-Dominion Bank, New York Branch, as documentation agents, and the other lenders and issuing banks that are parties thereto
		8-K	10.2	7/12/2022	001-35054
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
†    The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2022	MARATHON PETROLEUM CORPORATION

	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn Senior Vice President and Controller