Form 10-Q
period 2022-09-30
Marathon Petroleum Corp
filed 2022-11-01
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 468,660,833 shares of Marathon Petroleum Corporation common stock outstanding as of October 28, 2022.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenues and other income:
Sales and other operating revenues	$45,787	$32,321	$137,640	$84,647
Income from equity method investments	180	122	469	306
Net gain on disposal of assets	1,051	—	1,072	3
Other income	219	170	678	366
Total revenues and other income	47,237	32,613	139,859	85,322

Costs and expenses:
Cost of revenues (excludes items below)	38,821	29,563	118,096	77,824
Depreciation and amortization	794	836	2,418	2,551
Selling, general and administrative expenses	712	681	2,009	1,881
Other taxes	224	193	606	544
Total costs and expenses	40,551	31,273	123,129	82,800

Income from continuing operations	6,686	1,340	16,730	2,522
Net interest and other financial costs	240	328	814	1,053
Income from continuing operations before income taxes	6,446	1,012	15,916	1,469
Provision (benefit) for income taxes on continuing operations	1,426	(18)	3,507	21
Income from continuing operations, net of tax	5,020	1,030	12,409	1,448
Income from discontinued operations, net of tax	—	—	—	8,448
Net income	5,020	1,030	12,409	9,896
Less net income attributable to:
Redeemable noncontrolling interest	23	38	65	79
Noncontrolling interests	520	298	1,149	853
Net income attributable to MPC	$4,477	$694	$11,195	$8,964

Per share data (See Note 8)
Basic:
Continuing operations	$9.12	$1.10	$21.18	$0.80
Discontinued operations	—	—	—	13.10
Net income per share	$9.12	$1.10	$21.18	$13.90

Weighted average shares outstanding	491	633	528	645

Diluted:
Continuing operations	$9.06	$1.09	$21.04	$0.79
Discontinued operations	—	—	—	13.02
Net income per share	$9.06	$1.09	$21.04	$13.81

Weighted average shares outstanding	494	637	532	649
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Net income	$5,020	$1,030	$12,409	$9,896
Defined benefit plans:
Actuarial changes, net of tax of $(34), $1, $(23) and $65, respectively	(104)	4	(71)	196
Prior service, net of tax of $(5), $(3), $(13) and $(8), respectively	(13)	(8)	(38)	(24)
Other, net of tax of $1, $—, $(1) and $(2), respectively	3	—	(3)	(4)
Other comprehensive income (loss)	(114)	(4)	(112)	168
Comprehensive income	4,906	1,026	12,297	10,064
Less comprehensive income attributable to:
Redeemable noncontrolling interest	23	38	65	79
Noncontrolling interests	520	298	1,149	853
Comprehensive income attributable to MPC	$4,363	$690	$11,083	$9,132
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(Millions of dollars, except share data)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$7,376	$5,291
Short-term investments	3,759	5,548
Receivables, less allowance for doubtful accounts of $39 and $40, respectively	13,458	11,034
Inventories	9,834	8,055
Other current assets	858	568
Total current assets	35,285	30,496
Equity method investments	6,493	5,409
Property, plant and equipment, net	35,384	37,440
Goodwill	8,244	8,256
Right of use assets	1,200	1,372
Other noncurrent assets	3,088	2,400
Total assets	$89,694	$85,373

Liabilities
Accounts payable	$16,682	$13,700
Payroll and benefits payable	773	911
Accrued taxes	1,042	1,231
Debt due within one year	1,064	571
Operating lease liabilities	355	438
Other current liabilities	1,398	1,047
Total current liabilities	21,314	17,898
Long-term debt	25,638	24,968
Deferred income taxes	5,610	5,638
Defined benefit postretirement plan obligations	1,305	1,015
Long-term operating lease liabilities	839	927
Deferred credits and other liabilities	1,213	1,346
Total liabilities	55,919	51,792

Commitments and contingencies (see Note 24)
Redeemable noncontrolling interest	967	965

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 989 million and 984 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 520 million and 405 million shares	(30,065)	(19,904)
Additional paid-in capital	33,363	33,262
Retained earnings	23,175	12,905
Accumulated other comprehensive loss	(179)	(67)
Total MPC stockholders’ equity	26,304	26,206
Noncontrolling interests	6,504	6,410
Total equity	32,808	32,616
Total liabilities, redeemable noncontrolling interest and equity	$89,694	$85,373
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Millions of dollars)	2022	2021
Operating activities:
Net income	$12,409	$9,896
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	45	59
Depreciation and amortization	2,418	2,551
Pension and other postretirement benefits, net	135	(535)
Deferred income taxes	38	(175)
Net gain on disposal of assets	(1,072)	(3)
Income from equity method investments	(469)	(306)
Distributions from equity method investments	544	466
Income from discontinued operations	—	(8,448)
Changes in income tax receivable	(142)	535
Changes in the fair value of derivative instruments	(148)	(11)
Changes in:
Current receivables	(2,371)	(3,765)
Inventories	(1,795)	(1,206)
Current accounts payable and accrued liabilities	3,045	4,670
Right of use assets and operating lease liabilities, net	1	5
All other, net	(615)	(187)
Cash provided by operating activities - continuing operations	12,023	3,546
Cash used in operating activities - discontinued operations	(44)	(2,860)
Net cash provided by operating activities	11,979	686

Investing activities:
Additions to property, plant and equipment	(1,694)	(983)
Acquisitions, net of cash acquired	(74)	—
Disposal of assets	79	98
Investments – acquisitions and contributions	(215)	(150)
– redemptions, repayments and return of capital	511	39
Purchases of short-term investments	(3,735)	(9,457)
Sales of short-term investments	1,140	455
Maturities of short-term investments	4,396	1,652
All other, net	713	381
Cash provided by (used in) investing activities - continuing operations	1,121	(7,965)
Cash provided by investing activities - discontinued operations	—	21,314
Net cash provided by investing activities	1,121	13,349

Financing activities:
Commercial paper – issued	—	7,414
– repayments	—	(8,437)
Long-term debt – borrowings	3,379	10,975
– repayments	(2,258)	(14,274)
Debt issuance costs	(39)	—
Issuance of common stock	184	71
Common stock repurchased	(10,085)	(1,912)

	Nine Months Ended September 30,
(Millions of dollars)	2022	2021
Dividends paid	(928)	(1,130)
Distributions to noncontrolling interests	(908)	(923)
Repurchases of noncontrolling interests	(315)	(465)
All other, net	(41)	(35)
Net cash used in financing activities	(11,011)	(8,716)

Net change in cash, cash equivalents and restricted cash	$2,089	$5,319

Cash, cash equivalents and restricted cash balances:(a)
Continuing operations - beginning of period	$5,294	$416
Discontinued operations - beginning of period	—	140
Less: Discontinued operations - end of period	—	—
Continuing operations - end of period	$7,383	$5,875

(a)Restricted cash is included in other current assets on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	984	$10	(405)	$(19,904)	$33,262	$12,905	$(67)	$6,410	$32,616	$965
Net income	—	—	—	—	—	845	—	306	1,151	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(330)	—	—	(330)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(290)	(290)	(21)
Other comprehensive loss	—	—	—	—	—	—	(7)	—	(7)	—
Shares repurchased	—	—	(37)	(2,807)	—	—	—	—	(2,807)	—
Stock-based compensation	3	—	—	—	90	—	—	(1)	89	—
Equity transactions of MPLX	—	—	—	—	(25)	—	—	(63)	(88)	—
Balance as of March 31, 2022	987	$10	(442)	$(22,711)	$33,327	$13,420	$(74)	$6,362	$30,334	$965
Net income	—	—	—	—	—	5,873	—	323	6,196	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(310)	—	—	(310)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(267)	(267)	(21)
Other comprehensive income	—	—	—	—	—	—	9	—	9	—
Shares repurchased	—	—	(34)	(3,285)	—	—	—	—	(3,285)	—
Stock-based compensation	2	—	—	(4)	71	—	—	2	69	—
Equity transactions of MPLX	—	—	—	—	(20)	—	—	(22)	(42)	—
Balance as of June 30, 2022	989	$10	(476)	$(26,000)	$33,378	$18,983	$(65)	$6,398	$32,704	$965
Net income	—	—	—	—	—	4,477	—	520	4,997	23
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(285)	—	—	(285)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(288)	(288)	(21)
Other comprehensive loss	—	—	—	—	—	—	(114)	—	(114)	—
Shares repurchased	—	—	(44)	(4,065)	—	—	—	—	(4,065)	—
Stock-based compensation	—	—	—	—	29	—	—	3	32	—
Equity transactions of MPLX	—	—	—	—	(44)	—	—	(129)	(173)	—
Balance as of September 30, 2022	989	$10	(520)	$(30,065)	$33,363	$23,175	$(179)	$6,504	$32,808	$967

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	980	$10	(329)	$(15,157)	$33,208	$4,650	$(512)	$7,053	$29,252	$968
Net income (loss)	—	—	—	—	—	(242)	—	286	44	20
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(379)	—	—	(379)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(300)	(300)	(20)
Other comprehensive income	—	—	—	—	—	—	1	—	1	—
Stock-based compensation	1	—	—	(1)	18	—	—	—	17	—
Equity transactions of MPLX	—	—	—	—	(4)	—	—	(120)	(124)	—
Balance as of March 31, 2021	981	$10	(329)	$(15,158)	$33,222	$4,029	$(511)	$6,919	$28,511	$968
Net income	—	—	—	—	—	8,512	—	269	8,781	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(381)	—	—	(381)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(272)	(272)	(21)
Other comprehensive income	—	—	—	—	—	—	171	—	171	—
Shares repurchased	—	—	(16)	(984)	—	—	—	—	(984)	—
Stock-based compensation	2	—	—	(5)	50	—	—	2	47	—
Equity transactions of MPLX	—	—	—	—	(34)	—	—	(114)	(148)	—
Balance as of June 30, 2021	983	$10	(345)	$(16,147)	$33,238	$12,160	$(340)	$6,804	$35,725	$968
Net income	—	—	—	—	$—	694	—	298	992	38
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(370)	—	—	(370)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(290)	(290)	(20)
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)	—
Shares repurchased	—	—	(16)	(978)	—	—	—	—	(978)	—
Stock-based compensation	—	—	—	(1)	32	—	—	2	33	—
Equity transactions of MPLX	—	—	—	—	(14)	—	—	(116)	(130)	—
Balance as of September 30, 2021	983	$10	(361)	$(17,126)	$33,256	$12,484	$(344)	$6,698	$34,978	$986
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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
3. Short-Term Investments
Investments Components
The components of investments were as follows:

	September 30, 2022
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$2,860	$—	$(3)	$2,857	$604	$2,253
Certificates of deposit and time deposits	Level 2	3,542	—	(2)	3,540	2,200	1,340
U.S. government securities	Level 1	566	—	—	566	416	150
Corporate notes and bonds	Level 2	16	—	—	16	—	16
Total available-for-sale debt securities		$6,984	$—	$(5)	$6,979	$3,220	$3,759
Cash					4,156	4,156	—
Total					$11,135	$7,376	$3,759

	December 31, 2021
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$4,905	$—	$(1)	$4,904	$868	$4,036
Certificates of deposit and time deposits	Level 2	2,024	—	—	2,024	750	1,274
U.S. government securities	Level 1	28	—	—	28	—	28
Corporate notes and bonds	Level 2	271	—	—	271	61	210
Total available-for-sale debt securities		$7,228	$—	$(1)	$7,227	$1,679	$5,548
Cash					3,612	3,612	—
Total					$10,839	$5,291	$5,548
Our investment policy includes concentration limits and credit rating requirements which limits our investments to high quality, short term and highly liquid securities.
Unrealized losses on debt investments held from May 14, 2021, which coincides with the sale of Speedway, to September 30, 2022 were not material. Realized gains/losses were not material. All of our available-for-sale debt securities held as of September 30, 2022 mature within one year or less or are readily available for use.
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

	Three Months Ended	Nine Months Ended
(Millions of dollars)	September 30, 2021
Revenues, other income and net gain on disposal of assets:
Revenues and other income	$—	$8,420
Net gain on disposal of assets	—	11,682
Total revenues, other income and net gain on disposal of assets	—	20,102

Costs and expenses:
Cost of revenues (excludes items below)	—	7,654
Depreciation and amortization	—	3
Selling, general and administrative expenses	—	121
Other taxes	—	75
Total costs and expenses	—	7,853

Income from operations	—	12,249
Net interest and other financial costs	—	6
Income before income taxes	—	12,243
Provision for income taxes	—	3,795
Income from discontinued operations, net of tax	$—	$8,448

Fuel Supply Agreements
During the second quarter of 2021, we entered into various 15-year fuel supply agreements through which we continue to supply fuel to Speedway.
5. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest. As of September 30, 2022, we owned approximately 64 percent of the outstanding MPLX common units.
Unit Repurchase Program
On November 2, 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1.0 billion of MPLX’s outstanding common units held by the public. On August 2, 2022, MPLX announced its board of directors approved an incremental $1.0 billion unit repurchase authorization. The unit repurchase authorizations have no expiration date. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Number of common units repurchased	6	6	10	18
Cash paid for common units repurchased	$180	$155	$315	$465
Average cost per unit	$31.65	$28.41	$31.98	$26.79
As of September 30, 2022, MPLX had approximately $1.0 billion remaining under its unit repurchase authorizations, which reflects the repurchase of 532,326 common units for $16 million that were transacted in the third quarter of 2022 and settled in the fourth quarter of 2022.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Decrease due to change in ownership	$(67)	$(44)	$(117)	$(120)
Tax impact	23	30	28	68
Decrease in MPC's additional paid-in capital, net of tax	$(44)	$(14)	$(89)	$(52)
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
The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our balance sheets.

(Millions of dollars)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$121	$13
Receivables, less allowance for doubtful accounts	950	660
Inventories	151	142
Other current assets	43	55
Equity method investments	4,108	3,981
Property, plant and equipment, net	18,910	20,042
Goodwill	7,645	7,657
Right of use assets	288	268
Other noncurrent assets	1,689	891

Liabilities
Accounts payable	$744	$671
Payroll and benefits payable	4	6
Accrued taxes	102	75
Debt due within one year	982	499
Operating lease liabilities	44	59
Other current liabilities	308	304
Long-term debt	18,797	18,072
Deferred income taxes	14	10
Long-term operating lease liabilities	241	205
Deferred credits and other liabilities	306	559
7. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Sales to related parties	$16	$13	$56	$67
Purchases from related parties	315	251	894	673
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Income from continuing operations, net of tax	$5,020	$1,030	$12,409	$1,448
Less: Net income attributable to noncontrolling interest	543	336	1,214	932
Net income allocated to participating securities	2	—	6	1
Income from continuing operations available to common stockholders	4,475	694	11,189	515
Income from discontinued operations, net of tax	—	—	—	8,448
Income available to common stockholders	$4,475	$694	$11,189	$8,963

Weighted average common shares outstanding:
Basic	491	633	528	645
Effect of dilutive securities	3	4	4	4
Diluted	494	637	532	649

Income available to common stockholders per share:
Basic:
Continuing operations	$9.12	$1.10	$21.18	$0.80
Discontinued operations	—	—	—	13.10
Net income per share	$9.12	$1.10	$21.18	$13.90

Diluted:
Continuing operations	$9.06	$1.09	$21.04	$0.79
Discontinued operations	—	—	—	13.02
Net income per share	$9.06	$1.09	$21.04	$13.81
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Shares issuable under stock-based compensation plans	—	3	—	3
9. Equity
On August 2, 2022, we announced our board of directors approved an incremental $5.0 billion share repurchase authorization bringing total share repurchase authorizations announced in 2022 to $10.0 billion. The authorizations have no expiration date.
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

Total share repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Number of shares repurchased	44	16	115	32
Cash paid for shares repurchased	$3,908	$928	$10,085	$1,912
Average cost per share	$92.54	$58.78	$88.07	$60.91
As of September 30, 2022, MPC had $5.11 billion remaining under its share repurchase authorizations, which reflects the repurchase of 1,577,829 common shares for $157 million that were transacted in the third quarter of 2022 and settled in the fourth quarter of 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$5,496	$1,195	$14,630	$1,969
Midstream	1,498	1,375	4,357	4,005
Total reportable segments	$6,994	$2,570	$18,987	$5,974

Reconciliation of segment adjusted EBITDA for reportable segments to income from continuing operations before income taxes
Total reportable segments	$6,994	$2,570	$18,987	$5,974
Corporate	(160)	(154)	(454)	(428)
Refining planned turnaround costs	(384)	(205)	(680)	(378)
Storm impacts	—	(23)	—	(70)
LIFO inventory charge	(28)	—	(28)	—
Gain on sale of assets(a)	1,058	—	1,058	—
Renewable volume obligation requirements	—	—	238	—
Litigation	—	—	27	—
Impairments(b)	—	—	—	(13)
Idling expenses	—	(12)	—	(12)
Depreciation and amortization(c)	(794)	(836)	(2,418)	(2,551)
Net interest and other financial costs	(240)	(328)	(814)	(1,053)
Income from continuing operations before income taxes	$6,446	$1,012	$15,916	$1,469
(a)    Includes the non-cash gain related to the contribution of assets by MPC on the formation of the Martinez Renewable joint venture and the non-cash gain on lease reclassification. See Note 14 and 23 for additional information.
(b)    Impairment of equity method investments.
(c)    The three and nine months ended September 30, 2021 includes $13 million and $56 million, respectively, of impairments of long lived assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$44,355	$31,109	$133,447	$81,324
Intersegment revenues	13	37	96	95
Refining & Marketing segment revenues	44,368	31,146	133,543	81,419

Midstream
Revenues from external customers(a)	1,432	1,212	4,193	3,323
Intersegment revenues	1,326	1,242	3,881	3,689
Midstream segment revenues	2,758	2,454	8,074	7,012

Total segment revenues	47,126	33,600	141,617	88,431
Less: intersegment revenues	1,339	1,279	3,977	3,784
Consolidated sales and other operating revenues(a)	$45,787	$32,321	$137,640	$84,647
(a)Includes related party sales. See Note 7 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Income (loss) from equity method investments
Refining & Marketing	$21	$8	$39	$27
Midstream	159	114	430	292
Corporate(a)	—	—	—	(13)
Consolidated income from equity method investments	$180	$122	$469	$306

Depreciation and amortization
Refining & Marketing	$459	$462	$1,395	$1,406
Midstream	322	329	983	994
Corporate	13	45	40	151
Consolidated depreciation and amortization	$794	$836	$2,418	$2,551

Capital expenditures
Refining & Marketing	$445	$228	$1,004	$538
Midstream	267	190	772	506
Segment capital expenditures and investments	712	418	1,776	1,044
Less investments in equity method investees	55	37	215	150
Plus:
Corporate	49	28	87	72
Capitalized interest	28	18	76	48
Consolidated capital expenditures(b)	$734	$427	$1,724	$1,014
(a)Impairment of equity method investment.
(b)Includes changes in capital expenditure accruals. See Note 20 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the nine months ended September 30, 2022 and 2021 as reported in the consolidated statements of cash flows.
11. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Interest income	$(59)	$(5)	$(82)	$(8)
Interest expense	332	331	966	1,019
Interest capitalized	(29)	(18)	(77)	(54)
Pension and other postretirement non-service costs(a)	(7)	10	4	66
Other financial costs	3	10	3	30
Net interest and other financial costs	$240	$328	$814	$1,053
(a)See Note 22.
12. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $1.426 billion and $3.507 billion for the three and nine months ended September 30, 2022, respectively, which was higher than the tax computed at the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests.
We recorded a combined federal, state and foreign income tax (benefit) provision of $(18) million and $21 million for the three and nine months ended September 30, 2021, respectively, which was lower than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests.

13. Inventories

(Millions of dollars)	September 30, 2022	December 31, 2021
Crude oil	$3,565	$2,639
Refined products	5,188	4,460
Materials and supplies	1,081	956
Total	$9,834	$8,055
Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.
The cost of inventories of crude oil and refined products is determined primarily under the LIFO method. During the three and nine month periods ended September 30, 2022, we recorded a $28 million charge to reflect a LIFO increment of our crude oil and refined products inventories. The cost of inventory in these LIFO layers was valued based on the purchase price determined in the first quarter of 2022, which is lower than current crude cost, resulting in the charge to cost of revenues.
14. Equity Method Investments
Martinez Renewables LLC
On September 21, 2022, MPC closed on the formation of the Martinez Renewable joint venture. MPC contributed property, plant and equipment, inventory, and working capital with an estimated fair value of $1.471 billion and Neste contributed $728 million in cash. MPC recorded a gain of $549 million resulting from the difference between the carrying value and fair value of the contributed property, plant and equipment and inventory. Subsequent to the closing, the joint venture paid a special distribution to MPC of $500 million, which is reflected as a return of capital in MPC’s consolidated statements of cash flows. After the special distribution, MPC’s investment value in the entity is approximately $971 million.
MPC determined that, as of the closing date, Martinez Renewables LLC is a VIE because the entity does not have sufficient equity to complete the modification of the plant to produce renewable fuels without additional financial support from its owners. We are not the primary beneficiary of this VIE because we do not have the ability to control the activities that significantly influence the economic outcomes of the entity and, therefore, apply the equity method of accounting with the respect to our investment in the entity.
Watson Cogeneration Company
On June 1, 2022, MPC purchased the remaining 49 percent interest in Watson Cogeneration Company from NRG Energy, Inc. for approximately $59 million. This entity is now consolidated and included in our consolidated results. It was previously accounted for as an equity method investment.
The excess of the $62 million fair value over the $25 million book value of our 51 percent ownership interest in Watson Cogeneration Company resulted in a $37 million non-cash gain, which is included in the net gain on disposal of assets line of the accompanying consolidated statements of income.
15. Property, Plant and Equipment

	September 30, 2022			December 31, 2021
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$31,571	$16,345	$15,226	$31,089	$14,876	$16,213
Midstream	27,464	7,868	19,596	28,098	7,384	20,714
Corporate	1,539	977	562	1,446	933	513
Total	$60,574	$25,190	$35,384	$60,633	$23,193	$37,440

16. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2022
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$1,044	$—	$—	$(931)	$113	$41
Liabilities:
Commodity contracts	$931	$—	$—	$(931)	$—	$—
Embedded derivatives in commodity contracts	—	—	46	—	46	—

	December 31, 2021
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$270	$1	$—	$(235)	$36	$34
Liabilities:
Commodity contracts	$248	$1	$—	$(249)	$—	$—
Embedded derivatives in commodity contracts	—	—	108	—	108	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2022, no cash collateral was netted with mark-to-market derivative liabilities. As of December 31, 2021, cash collateral of $14 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts that are covered by master netting arrangements reflected gross on the balance sheet.
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at September 30, 2022 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.51 to $1.56 per gallon with a weighted average of $0.75 per gallon and (2) the probability of renewal of 100 percent for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Beginning balance	$92	$102	$108	$63
Unrealized and realized (gain)/loss included in net income	(44)	7	(52)	52
Settlements of derivative instruments	(2)	(5)	(10)	(11)
Ending balance	$46	$104	$46	$104

The amount of total (gain)/loss for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the end of period:	$(42)	$6	$(50)	$44

Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures relate primarily to sales-type leases discussed in Note 23 and the Martinez Renewables LLC equity method investment discussed in Note 14. The net investment in sales-type leases was recorded at the estimated fair value of the underlying leased assets at contract modification date. The leased assets were valued using a cost method valuation approach which utilizes Level 3 inputs. The fair value of the Martinez Renewables LLC equity method investment was primarily based on the cash consideration received from Neste for their 50 percent ownership.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $26.3 billion and $23.3 billion at September 30, 2022, respectively, and approximately $25.1 billion and $28.1 billion at December 31, 2021, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of September 30, 2022 and December 31, 2021 and the line items in the balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	September 30, 2022		December 31, 2021
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$1,044	$931	$271	$249
Other current liabilities(a)	—	7	—	15
Deferred credits and other liabilities(a)	—	39	—	93
(a)     Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of September 30, 2022.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	77.6%	121,558	124,469
Refined products	87.0%	13,316	14,280
Blending products	80.9%	3,694	8,883
Soybean oil	92.8%	2,957	3,479
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 35,170 long and 31,175 short; Refined products - 778 long and 836 short. There are no spread contracts for blending products or soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2022	2021	2022	2021
Sales and other operating revenues	$—	$(19)	$—	$(34)
Cost of revenues	260	(121)	(65)	(354)
Other income	—	—	1	—
Total	$260	$(140)	$(64)	$(388)
18. Debt
Our outstanding borrowings at September 30, 2022 and December 31, 2021 consisted of the following:

(Millions of dollars)	September 30, 2022	December 31, 2021
Marathon Petroleum Corporation:
Senior notes	$6,449	$6,449
Notes payable	1	1
Finance lease obligations	543	589
Total	$6,993	$7,039

MPLX LP:
Bank revolving credit facility	—	300
Senior notes	20,100	18,600
Finance lease obligations	8	9
Total	$20,108	$18,909

Total debt	$27,101	$25,948
Unamortized debt issuance costs	(145)	(129)
Unamortized (discount) premium, net	(254)	(280)
Amounts due within one year	(1,064)	(571)
Total long-term debt due after one year	$25,638	$24,968

MPLX Senior Notes
On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950% senior notes due March 2052 in an underwritten public offering. The net proceeds were used to repay amounts outstanding under the MPC intercompany loan agreement and under the previous MPLX credit agreement.
On August 11, 2022, MPLX issued $1.0 billion aggregate principal amount of 4.950% senior notes due September 2032 in an underwritten public offering. The net proceeds were used to redeem all of the $500 million aggregate principal amount of 3.500% senior notes due December 2022, $14 million of which was issued by Andeavor Logistics LP, and to redeem all of the $500 million aggregate principal amount of 3.375% senior notes due March 2023.

Available Capacity under our Credit Facilities as of September 30, 2022

(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	July 2027
MPC trade receivables securitization facility(a)	100	—	100	—	—	September 2023

MPLX
MPLX bank revolving credit facility	2,000	—	—	2,000	—%	July 2027
(a)    The committed borrowing and letter of credit issuance capacity of the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of September 30, 2022, letters of credit in the total amount of $1.153 billion were issued and outstanding under the facility to secure contracts awarded by the Department of Energy to purchase crude oil from the Strategic Petroleum Reserve. In July 2022, the trade receivables securitization facility was amended to, among other things, extend its term until September 29, 2023.
MPC Bank Revolving Credit Facility
On July 7, 2022, MPC entered into a new five-year revolving credit agreement (the “MPC Credit Agreement”) to replace its previous $5.0 billion credit facility that was scheduled to expire in October 2023. The new MPC Credit Agreement, among other things, provides for a $5.0 billion unsecured revolving credit facility that matures in July 2027 and letter of credit issuing capacity under the facility of up to $2.2 billion. Letters of credit issuing capacity is included in, not in addition to, the $5.0 billion borrowing capacity. The financial covenants of the MPC Credit Agreement are substantially the same as those contained in the previous credit agreement. Borrowings under the new MPC Credit Agreement bear interest, at MPC’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPC Credit Agreement, plus an applicable margin.
MPLX Bank Revolving Credit Facility
On July 7, 2022, MPLX entered into a new five-year revolving credit agreement (the “MPLX Credit Agreement”) to replace its previous $3.5 billion credit facility that was scheduled to expire in July 2024. The new MPLX Credit Agreement, among other things, provides for a $2.0 billion unsecured revolving credit facility that matures in July 2027 and letter of credit issuing capacity under the facility of up to $150 million. Letters of credit issuing capacity is included in, not in addition to, the $2.0 billion borrowing capacity. The financial covenants of the MPLX Credit Agreement are substantially the same as those contained in the previous credit agreement. Borrowings under the new MPLX Credit Agreement bear interest, at MPLX’s election, at either the Adjusted Term SOFR or the Alternate Base Rate, both as defined in the MPLX Credit Agreement, plus an applicable margin.
19. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Refining & Marketing:
Refined products	$42,090	$29,257	$124,547	$75,594
Crude oil	1,783	1,687	7,648	4,999
Services and other	482	165	1,252	731
Total revenues from external customers	44,355	31,109	133,447	81,324

Midstream:
Refined products	617	441	1,812	1,027
Services and other	815	771	2,381	2,296
Total revenues from external customers	1,432	1,212	4,193	3,323

Sales and other operating revenues	$45,787	$32,321	$137,640	$84,647

We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of September 30, 2022, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at September 30, 2022 include matching buy/sell receivables of $5.92 billion.
20. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(Millions of dollars)	2022	2021
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$837	$935
Net income taxes paid to (received from) taxing authorities	3,741	2,896
Non-cash investing and financing activities:
Contribution of assets(a)	818	—
Book value of equity method investment(b)	25	—
(a)    Represents the book value of property, plant and equipment, inventory and working capital contributed by MPC to Martinez Renewables LLC. See Note 14 for additional information.
(b)    Represents the book value of MPC’s equity method investment in Watson Cogeneration Company at June 1, 2022 prior to MPC buying out the remaining interest in Watson Cogeneration Company. See Note 14 for additional information.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(Millions of dollars)	2022	2021
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,694	$983
Increase in capital accruals	30	31
Total capital expenditures	$1,724	$1,014
21. Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2020	$(338)	$(181)	$7	$(512)
Other comprehensive gain (loss) before reclassifications, net of tax of $38	115	1	(4)	112
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service cost (credit)(a)	(34)	2	—	(32)
Amortization of actuarial loss(a)	35	7	—	42
Settlement loss(a)	64	—	—	64
Other	—	—	(1)	(1)
Tax effect	(15)	(2)	—	(17)
Other comprehensive income (loss)	165	8	(5)	168
Balance as of September 30, 2021	$(173)	$(173)	$2	$(344)

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2021	$(117)	$49	$1	$(67)
Other comprehensive gain (loss) before reclassifications, net of tax of $(44)	(131)	2	(3)	(132)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(34)	(16)	—	(50)
Amortization of actuarial loss(a)	4	4	—	8
Settlement loss(a)	69	—	—	69
Tax effect	(10)	3	—	(7)
Other comprehensive loss	(102)	(7)	(3)	(112)
Balance as of September 30, 2022	$(219)	$42	$(2)	$(179)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 22.
22. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Pension Benefits
Service cost	$48	$73	$181	$221
Interest cost	25	23	72	69
Expected return on plan assets	(33)	(37)	(111)	(99)
Amortization of prior service credit	(11)	(11)	(34)	(34)
Amortization of actuarial (gain) loss	(3)	10	4	35
Settlement loss	13	15	69	64
Net periodic pension benefit cost	$39	$73	$181	$256

Other Benefits
Service cost	$6	$9	$19	$26
Interest cost	6	7	16	22
Amortization of prior service cost (credit)	(5)	1	(16)	2
Amortization of actuarial loss	1	2	4	7
Net periodic other benefit cost	$8	$19	$23	$57
The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the nine months ended September 30, 2022, we made contributions of $15 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $12 million and $42 million, respectively, during the nine months ended September 30, 2022.
23. Leases
Lease revenues included in the consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Operating leases:
Rental income	$75	$88	$268	$286

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	19	—	19	—
Interest income (Revenue from variable lease payments)	9	—	9	—
Sales-type lease revenue	$28	$—	$28	$—
During the third quarter of 2022, the approved expansion of a gathering and compression system triggered the first assessment of a third party agreement under ASC 842. As a result of the assessment during the period, the lease was reclassified from an operating lease to a sales-type lease. Accordingly, the underlying property, plant and equipment of $745 million and associated deferred revenue of $277 million were derecognized. The present value of the future lease payments of $914 million and the unguaranteed residual value of $63 million were recorded as the net investment in the lease within receivables and other noncurrent assets. This resulted in a gain of approximately $509 million, which was recorded as a net gain on disposal of assets in the consolidated statements of income. These transactions were non-cash transactions.
Annual minimum undiscounted lease payment receipts under our sales-type leases were as follows as of September 30, 2022:

(In millions)
2022	$53
2023	166
2024	156
2025	146
2026	136
2027 and thereafter	1,096
Total minimum future rentals	1,753
Less: present value discount	809
Lease receivables(a)	$944

Current lease receivables(b)	$106
Long-term lease receivables(c)	838
Unguaranteed residual asset	63
Total sales-type lease assets	$1,007
(a)    This amount does not include the unguaranteed residual assets.
(b)    Presented in receivables, net on the consolidated balance sheets.
(c)    Presented in other noncurrent assets on the consolidated balance sheets.
Capital expenditures related to assets subject to sales-type lease arrangements were $3 million for the nine months ended September 30, 2022. These amounts are reflected as additions to property, plant and equipment in the consolidated statements of cash flows.
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

At September 30, 2022 and December 31, 2021, accrued liabilities for remediation totaled $383 million and $401 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $6 million at both September 30, 2022 and December 31, 2021.
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
Other Legal Proceedings
In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. On appeal, the Assistant Secretary - Indian Affairs vacated the BIA’s trespass order and remanded to the Regional Director for the BIA Great Plains Region to issue a new decision based on specified criteria. On December 15, 2020, the Regional Director of the BIA issued a new trespass notice to THPP, finding that THPP was in trespass and assessing trespass damages of approximately $4 million (including interest), which has been paid. The order also required that THPP immediately cease and desist use of the portion of the pipeline that crosses the property at issue. THPP has complied with the Regional Director’s December 15, 2020 notice. In March 2021, THPP received a copy of an order purporting to vacate all orders related to THPP’s alleged trespass issued by the BIA between July 2, 2020 and January 14, 2021. The order directs the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order, if necessary, after all interested parties have had an opportunity to be heard. On April 23, 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (together, the “U.S. Government Parties”) challenging the March order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer to THPP’s suit, asserting counterclaims for trespass and ejectment. The U.S. Government parties claim THPP is in continued trespass with respect to the pipeline and seek disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. We intend to vigorously defend ourselves against these counterclaims. Negotiations with the holders of the property rights at issue to settle this matter have been unsuccessful.

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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of September 30, 2022.
Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The EIS has been delayed and the Army Corps currently expects to release a draft EIS in the first half of 2023.
In May 2021, the D.D.C. denied a renewed request for an injunction to shut down the pipeline while the EIS is being prepared. In June 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against the Dakota Access Pipeline. The litigation could be reopened or new litigation challenging the EIS, once completed, could be filed. The pipeline remains operational.
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1% redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2022, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.
Crowley Ocean Partners LLC and Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Ocean Partners LLC, we have agreed to conditionally guarantee our portion of the obligations of the joint venture and its subsidiaries under a senior secured term loan used to finance the acquisition of four product tankers. MPC’s liability under the guarantee for each vessel is conditioned upon the occurrence of certain events, including if we cease to maintain an investment grade credit rating or the charter for the relevant product tanker ceases to be in effect and is not replaced by a charter with an investment grade company on certain defined commercial terms. During the first quarter of 2022, the guarantee for the debt associated with one of the four vessels became effective upon the expiration of the charter for the relevant vessel. As of September 30, 2022, our maximum potential undiscounted payments under this agreement for debt principal totaled $98 million.
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of September 30, 2022, our maximum potential undiscounted payments under this arrangement was $101 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $97 million as of September 30, 2022, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
•environmental, social and governance (“ESG”) plans and goals, including those related to greenhouse gas emissions, diversity and inclusion and ESG reporting;
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
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions and market disruptions;
•general economic, political or regulatory developments, including inflation, interest rates, changes in governmental policies relating to refined petroleum products, crude oil, natural gas or NGLs, or taxation;
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
•continued or further volatility in and degradation of general economic, market, industry or business conditions as a result of the COVID-19 pandemic, other infectious disease outbreaks, natural hazards, extreme weather events, the military conflict between Russia and Ukraine, other conflicts, inflation, rising interest rates or otherwise;
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
EXECUTIVE SUMMARY
Business Update
Through the first nine months of 2022, our results were favorably impacted by the continuing recovery in the environment in which our business operates. The increase in global demand for refined products and global commodity supply constraints have contributed to increases in the market prices of petroleum-based transportation fuels and in Refining & Marketing margins and Midstream throughputs. Supply has remained constrained for a variety of reasons, including, but not limited to, effects from refinery closures and disruptions in the crude oil and petroleum-based products markets resulting from the Russia-Ukraine conflict. We are unable to predict the potential effects that resurgences of COVID-19 or the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions or market disruptions, may have on our financial position and results. It remains uncertain how long these conditions may last or how severe they may become.

In 2022, data indicates a sharp rise in inflation in the U.S. and globally. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus or fiscal policies and increasing demand for certain goods and services as recovery from the COVID-19 pandemic continues. We have observed higher costs for feedstocks, labor and materials used in our business. We cannot predict the effect of rising interest rates, the concerns of a recession and higher inflation and fuel prices on demand for our products and services.
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
Strategic Updates
Martinez Renewable Fuels Project Joint Venture
On September 21, 2022, MPC closed on the formation of the Martinez Renewable joint venture. The partnership is structured as a 50/50 joint venture with Neste expected to contribute a total of $1 billion. These contributions will continue into 2023. At the closing date, MPC contributed property, plant and equipment, inventory, and working capital valued at $1.471 billion and Neste contributed $728 million in cash. MPC recorded a gain of $549 million resulting from the difference between the carrying value and fair value of the contributed property, plant and equipment and inventory. Subsequent to the closing, the joint venture paid a special distribution to MPC of $500 million, which is reflected as a return of capital in MPC’s consolidated statements of cash flows. After the special distribution, MPC’s investment value in the entity is approximately $971 million.
MPC will continue to manage project execution and operate the facility once construction is complete. The annual feedstock supply requirements are split between the joint venture partners, which include specific commitments to supply advantaged feedstocks. The annual production output will be shared evenly between the joint venture partners, and each partner will have the ability to market its share of the products. The joint venture, being optimally located to strengthen both partners' footprint in renewable fuels, will utilize existing processing infrastructure and diverse inbound and outbound logistics.
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
The first phase of the Martinez renewables project facility is expected to be mechanically complete by year-end 2022. Initial production capacity is expected to be 260 million gallons per day of renewable fuels. Pretreatment capabilities are expected to come online in the second half of 2023 and the facility is expected to be capable of producing 730 million gallons per year by the end of 2023.
Share Repurchase Authorization
On August 2, 2022, we announced our board of directors approved an incremental $5.0 billion share repurchase authorization. The pace of future repurchases under this incremental authorization will depend on the macro environment, cash available after opportunities for capital investment and growth of the business, and market conditions. This authorization is in addition to the incremental $5.0 billion share repurchase authorization announced on February 2, 2022. The authorizations have no expiration date. As of September 30, 2022, MPC had $5.11 billion remaining under its share repurchase authorizations.

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
Select results for continuing operations are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$5,496	$1,195	$14,630	$1,969
Midstream	1,498	1,375	4,357	4,005
Total reportable segments	$6,994	$2,570	$18,987	$5,974

Reconciliation of segment adjusted EBITDA for reportable segments to income from continuing operations before income taxes
Total reportable segments	$6,994	$2,570	$18,987	$5,974
Corporate	(160)	(154)	(454)	(428)
Refining planned turnaround costs	(384)	(205)	(680)	(378)
Storm impacts	—	(23)	—	(70)
LIFO inventory charge	(28)	—	(28)	—
Gain on sale of assets(a)	1,058	—	1,058	—
Renewable volume obligation requirements	—	—	238	—
Litigation	—	—	27	—
Impairments(b)	—	—	—	(13)
Idling expenses	—	(12)	—	(12)
Depreciation and amortization(c)	(794)	(836)	(2,418)	(2,551)
Net interest and other financial costs	(240)	(328)	(814)	(1,053)
Income from continuing operations before income taxes	$6,446	$1,012	$15,916	$1,469
(a)    Includes the non-cash gain related to the contribution of assets by MPC on the formation of the Martinez Renewable joint venture and the non-cash gain on lease reclassification. See Note 14 and 23 to the unaudited consolidated financial statements for additional information.
(b)    Impairment of equity method investments.
(c)    The three and nine months ended September 30, 2021 includes $13 million and $56 million, respectively, of impairments of long lived assets.
The following table includes net income per diluted share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income per diluted share
Continuing operations	$9.06	$1.09	$21.04	$0.79
Discontinued operations	—	—	—	13.02
Net income attributable to MPC	$9.06	$1.09	$21.04	$13.81

Net income attributable to MPC was $4.48 billion, or $9.06 per diluted share, in the third quarter of 2022 compared to $694 million, or $1.09 per diluted share, for the third quarter of 2021 and $11.20 billion, or $21.04 per diluted share, in the first nine months of 2022 compared to $8.96 billion, or $13.81 per diluted share, in the first nine months of 2021.
For the third quarter of 2022 and first nine months of 2022, the increases in net income attributable to MPC were largely due increased average refined product sales prices and volumes and non-cash net gains on disposal of assets, partially offset by increased operating costs. The increase in the first nine months of 2022 was also offset by income from discontinued operations in 2021, due to the sale of the Speedway business on May 14, 2021.
See Note 4 to the unaudited consolidated financial statements for additional information on discontinued operations.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the third quarter of 2022 as compared to the third quarter of 2021 and the first nine months of 2022 compared to the first nine months of 2021.
MPLX
We owned approximately 647 million MPLX common units as of September 30, 2022, with a market value of $19.43 billion based on the September 30, 2022 closing price of $30.01 per common unit. On November 1, 2022, MPLX declared a quarterly cash distribution of $0.7750 per common unit payable on November 22, 2022 to unitholders of record on November 15, 2022. As a result, MPC’s portion of this distribution is approximately $502 million.
We received limited partner distributions of $1.37 billion from MPLX in the nine months ended September 30, 2022 and $1.34 billion in the nine months ended September 30, 2021.
During the nine months ended September 30, 2022, MPLX repurchased approximately 10 million MPLX common units at an average cost per unit of $31.98 and paid $315 million of cash. As of September 30, 2022, approximately $1.0 billion remained available under the authorization for future unit repurchases, which reflects the repurchase of 532,326 common units for $16 million that were transacted in the third quarter of 2022 and settled in the fourth quarter of 2022.

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

(Millions of dollars, after-tax)
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
•the potential impact of LIFO charges due to changes in historic inventory levels; and
•the cost of purchasing RINs in the open market to comply with RFS2 requirements.
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
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2022	2021	Variance	2022	2021	Variance
Revenues and other income:
Sales and other operating revenues(a)	$45,787	$32,321	$13,466	$137,640	$84,647	$52,993
Income from equity method investments	180	122	58	469	306	163
Net gain on disposal of assets	1,051	—	1,051	1,072	3	1,069
Other income	219	170	49	678	366	312
Total revenues and other income	47,237	32,613	14,624	139,859	85,322	54,537
Costs and expenses:
Cost of revenues (excludes items below)	38,821	29,563	9,258	118,096	77,824	40,272
Depreciation and amortization	794	836	(42)	2,418	2,551	(133)
Selling, general and administrative expenses	712	681	31	2,009	1,881	128
Other taxes	224	193	31	606	544	62
Total costs and expenses	40,551	31,273	9,278	123,129	82,800	40,329
Income from continuing operations	6,686	1,340	5,346	16,730	2,522	14,208
Net interest and other financial costs	240	328	(88)	814	1,053	(239)
Income from continuing operations before income taxes	6,446	1,012	5,434	15,916	1,469	14,447
Provision (benefit) for income taxes on continuing operations	1,426	(18)	1,444	3,507	21	3,486
Income from continuing operations, net of tax	5,020	1,030	3,990	12,409	1,448	10,961
Income from discontinued operations, net of tax	—	—	—	—	8,448	(8,448)
Net income	5,020	1,030	3,990	12,409	9,896	2,513
Less net income attributable to:
Redeemable noncontrolling interest	23	38	(15)	65	79	(14)
Noncontrolling interests	520	298	222	1,149	853	296
Net income attributable to MPC	$4,477	$694	$3,783	$11,195	$8,964	$2,231
(a)In accordance with discontinued operations accounting, Speedway sales to retail customers and net results are reflected in Income from discontinued operations, net of tax and Refining & Marketing intercompany sales to Speedway are presented as third-party sales through the close of the sale on May 14, 2021.

Third Quarter 2022 Compared to Third Quarter 2021
Net income attributable to MPC increased $3.78 billion in the third quarter of 2022 compared to the third quarter of 2021 primarily due to increases in refined product sales prices and volumes, partially offset by increased operating costs in the third quarter of 2022.
Revenues and other income increased $14.62 billion primarily due to:
•increased sales and other operating revenues of $13.47 billion primarily due to increased Refining & Marketing segment average refined product sales prices of $0.90 per gallon and increased refined product sales volumes of 48 mbpd;
•increased income from equity method investments of $58 million mainly due to increased income from midstream equity affiliates;
•increased net gain on disposal of assets of $1.05 billion which includes the non-cash gain of $549 million on the formation of the Martinez Renewables joint venture and the non-cash gain of $509 million on a lease reclassification; and
•increased other income of $49 million primarily due to higher income on RIN sales.
Costs and expenses increased $9.28 billion primarily due to increased cost of revenues of $9.26 billion mainly due to higher crude oil costs and finished product purchases.
Net interest and other financial costs decreased $88 million largely due to increased interest income, decreased pension and other postretirement non-service costs and decreased interest expense due to lower MPC borrowings, partially offset by increased interest expense due to higher MPLX borrowings.
We recorded a combined federal, state and foreign income tax provision of $1.43 billion for the three months ended September 30, 2022, which was higher than the tax computed at the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests. We recorded a combined federal, state and foreign income tax benefit of $18 million for the three months ended September 30, 2021, which was lower than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests, state taxes, and an increase in benefit related to NOL carryback provided under the CARES Act.
Net income attributable to noncontrolling interests increased $222 million primarily due to an increase in MPLX’s net income in the third quarter of 2022.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net income attributable to MPC increased $2.23 billion in the first nine months of 2022 compared to the first nine months of 2021 primarily due to increases in average refined product sales prices and volumes in the first nine months of 2022, partially offset by a decrease in income from discontinued operations due to the sale of the Speedway business on May 14, 2021, and increased operating costs.
Revenues and other income increased $54.54 billion primarily due to:
•increased sales and other operating revenues of $52.99 billion primarily due to increased average refined product sales prices of $1.15 per gallon and increased refined product sales volumes of 134 mbpd;
•increased income from equity method investments of $163 million mainly due to increased income from midstream equity affiliates;
•increased net gain on disposal of assets of $1.07 billion which includes the non-cash gain of $549 million on the formation of the Martinez Renewables joint venture and the non-cash gain of $509 million on a lease reclassification; and
•increased other income of $312 million primarily due to higher income on RIN sales.
Costs and expenses increased $40.33 billion primarily due to:
•increased cost of revenues of $40.27 billion primarily due to higher crude oil costs and finished product purchases;
•decreased depreciation and amortization of $133 million mainly due to asset impairments and assets that completed their depreciation life cycle in 2021; and
•increased selling, general and administrative expenses of $128 million primarily due to increased expenses for credit card processing fees, salaries and employee related expenses, contract services and insurance, partially offset by a decrease in employee benefit costs in the first nine months of 2022.
Net interest and other financial costs decreased $239 million largely due to increased interest income and decreased interest expense, due to lower MPC borrowings, and decreased pension and other postretirement non-service costs, partially offset by increased interest expense due to higher MPLX borrowings.

We recorded a combined federal, state and foreign income tax expense of $3.51 billion for the nine months ended September 30, 2022, which was higher than the tax computed at the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests. We recorded a combined federal, state and foreign income tax expense of $21 million for the nine months ended September 30, 2021, which was lower than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests and a change in benefit related to the NOL carryback provided under the CARES Act offset by state taxes.
Net income attributable to noncontrolling interests increased $296 million primarily due to an increase in MPLX’s net income in the first nine months of 2022.
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

Our segment adjusted EBITDA for reportable segments was approximately $18.99 billion and $5.97 billion for the nine months ended September 30, 2022 and 2021, respectively. The following shows the percentage of segment adjusted EBITDA by segment for these periods.

Refining & Marketing
The following includes key financial and operating data for the third quarter of 2022 compared to the third quarter of 2021 and the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	3,007	2,836	2,970	2,753
Refining & Marketing margin per barrel, excluding LIFO inventory charge(a)(b)	$30.31	$14.51	$28.08	$12.46
LIFO inventory charge	(0.10)	—	(0.03)	—
Refining & Marketing margin per barrel(a)(b)	$30.21	14.51	28.05	12.46
Less:
Refining operating costs per barrel, excluding storm impacts(c)	5.63	4.97	5.35	4.89
Distribution costs per barrel	4.90	5.02	4.82	5.08
LIFO inventory charge	(0.10)	—	(0.03)	—
Other income per barrel(d)	(0.09)	(0.05)	(0.13)	(0.13)
Refining & Marketing adjusted EBITDA per barrel	$19.87	$4.57	$18.04	$2.62
Less:
Storm impacts on refining operating cost per barrel(e)	—	0.07	—	0.07
Refining planned turnaround costs per barrel	1.39	0.78	0.84	0.50
LIFO inventory charge	0.10	—	0.03	—
Depreciation and amortization per barrel	1.66	1.77	1.72	1.87
Refining & Marketing segment income per barrel	$16.72	$1.95	$15.45	$0.18
Fees paid to MPLX per barrel included in distribution costs above	$3.34	$3.23	$3.36	$3.40
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
(e)Storms in the first and third quarters of 2021 resulted in higher costs, including maintenance and repairs.
The following information presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$2.89	$2.19	$3.01	$1.97
Chicago ULSD	3.53	2.14	3.45	1.98
USGC CBOB unleaded regular gasoline	2.65	2.15	2.92	1.94
USGC ULSD	3.49	2.08	3.49	1.91
LA CARBOB	3.46	2.29	3.47	2.12
LA CARB diesel	3.56	2.17	3.56	1.98

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Market Indicators (dollars per barrel)
WTI	$91.43	$70.52	$98.25	$65.04
MEH	93.77	71.17	100.10	65.95
ANS	99.13	72.69	102.62	67.52
Crack Spreads:
Mid-Continent WTI 3-2-1	$31.01	$13.53	$27.74	11.27
USGC MEH 3-2-1	21.07	10.70	23.21	8.47
West Coast ANS 3-2-1	39.22	14.60	37.35	12.92
Blended 3-2-1(a)	28.68	12.61	27.85	10.48

Crude Oil Differentials:
Sweet	$(0.13)	$(0.49)	$0.11	$(0.59)
Sour	(8.47)	(4.62)	(6.15)	(3.62)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/40/20 percent in 2022 and 2021.
Third Quarter 2022 Compared to Third Quarter 2021
Refining & Marketing segment revenues increased $13.22 billion primarily due to increased average refined product sales prices of $0.90 per gallon and increased refined product sales volumes of 48 mbpd.
Net refinery throughputs increased 171 mbpd during the third quarter of 2022, primarily due to continuing recovery in demand for our products across all our regions.
Refining & Marketing segment adjusted EBITDA increased $4.30 billion primarily due to higher per barrel margins and higher throughput, partially offset by increased refining operating costs and distribution costs, both excluding depreciation and amortization.
Refining & Marketing margin, excluding LIFO inventory charge, was $30.31 per barrel for the third quarter of 2022 compared to $14.51 per barrel for the third quarter of 2021. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $5 billion on Refining & Marketing margin for the third quarter of 2022 compared to the third quarter of 2021, primarily due to wider crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances, fuel margin from sales to direct dealers, and for the third quarter of 2022, a LIFO inventory charge of $28 million. These factors had an estimated net negative effect of approximately $300 million on Refining & Marketing segment income in the third quarter of 2022 compared to the third quarter of 2021.
For the three months ended September 30, 2022, refining operating costs, excluding depreciation and amortization and storm impacts, increased $262 million, or $0.66 per barrel, compared to the three months ended September 30, 2021, primarily due to an increase in energy costs largely as a result of higher natural gas prices.
Distribution costs, excluding depreciation and amortization, increased $48 million and include fees paid to MPLX of $923 million and $844 million for the third quarter of 2022 and 2021, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, decreased $0.12 per barrel due to higher throughput.
Refining planned turnaround costs increased $179 million, or $0.61 per barrel, due to the scope and timing of turnaround activity.
Depreciation and amortization decreased $0.11 per barrel primarily due to higher throughput.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Refining & Marketing segment revenues increased $52.12 billion primarily due to increased average refined product sales prices of $1.15 per gallon and higher refined product sales volumes, which increased 134 mbpd.
Net refinery throughputs increased 217 mbpd in the first nine months of 2022, primarily due to continuing recovery in demand for our products across all our regions.

Refining & Marketing segment adjusted EBITDA increased $12.66 billion primarily driven by higher per barrel margins and higher throughput, partially offset by increased refining operating costs and distribution costs, both excluding depreciation and amortization.
Refining & Marketing margin, excluding LIFO inventory charge, was $28.08 per barrel for the first nine months of 2022 compared to $12.46 per barrel for the first nine months of 2021. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $15 billion on Refining & Marketing margin for the first nine months of 2022 compared to the first nine months of 2021, primarily due to wider crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields, other feedstock variances, fuel margin from sales to direct dealers, and for the first nine months of 2022, a LIFO inventory charge of $28 million. These factors had an estimated net negative effect of approximately $1 billion on Refining & Marketing segment income in the first nine months of 2022 compared to the first nine months of 2021.
For the nine months ended September 30, 2022, refining operating costs, excluding depreciation and amortization and storm impacts, increased $659 million, or $0.46 per barrel, compared to the nine months ended September 30, 2021, primarily due to an increase in energy costs largely as a result of higher natural gas and electricity prices.
Distribution costs, excluding depreciation and amortization, increased $91 million for the first nine months of 2022 and include fees paid to MPLX of $2.73 billion and $2.56 billion for the first nine months of 2022 and 2021, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, decreased $0.26 per barrel due to higher throughput.
Refining planned turnaround costs increased $302 million, or $0.34 per barrel, due to the scope and timing of turnaround activity.
Depreciation and amortization decreased $0.15 per barrel primarily due to higher throughput.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $1.83 billion and $1.12 billion, net of benefits related to retroactive changes in renewable volume obligation requirements, in the first nine months of 2022 and 2021, respectively. The RINs expense is included in Refining & Marketing margin. The increase in the first nine months of 2022, was primarily due to higher weighted average RIN costs and an increase in RIN obligations.
Supplemental Refining & Marketing Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	98	93	96	90
Refinery throughputs (mbpd):
Crude oil refined	2,823	2,684	2,781	2,594
Other charge and blendstocks	184	152	189	159
Net refinery throughput	3,007	2,836	2,970	2,753
Sour crude oil throughput percent	48	45	48	47
Sweet crude oil throughput percent	52	55	52	53
Refined product yields (mbpd):
Gasoline	1,501	1,451	1,507	1,404
Distillates	1,134	968	1,079	944
Propane	73	53	72	51
NGLs and petrochemicals	199	272	194	265
Heavy fuel oil	43	32	61	32
Asphalt	91	93	90	94
Total	3,041	2,869	3,003	2,790
Refined product export sales volumes (mbpd)(b)	335	294	310	256
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the third quarter of 2022 compared to the third quarter of 2021 and the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Midstream Revenues
Q3 2022
$1,432
$1,326
$2,758
Q3 2021
$1,212
$1,242
$2,454
YTD 2022
$4,193
$3,881
$8,074
YTD 2021
$3,323
$3,689
$7,012
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes amounts related to MPLX operated unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
Benchmark Prices	2022	2021	2022	2021
Natural Gas NYMEX HH ($ per MMBtu)	$7.91	$4.31	$6.67	$3.34
C2 + NGL Pricing ($ per gallon)(a)	$1.01	$0.96	$1.11	$0.81
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.
Third Quarter 2022 Compared to Third Quarter 2021
Midstream segment revenue and segment adjusted EBITDA increased $304 million and $123 million, respectively. Results for the quarter benefited from higher revenue, primarily due to higher volumes, terminal activity and increased income from equity method investments, partially offset by higher operating costs.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Midstream segment revenue and segment adjusted EBITDA increased $1.06 billion and $352 million, respectively. Results benefited from higher revenue primarily due to higher natural gas liquids prices and volumes, increased pipeline throughputs, terminal activity and increased income from equity affiliates, partially offset by higher operating expenses in the first nine months of 2022.
Corporate

Key Financial Information (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Corporate(a)	$(173)	$(186)	(494)	(523)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $13 million and $45 million for the third quarter of 2022 and 2021, respectively, and $40 million and $151 million for the nine months ended September 30, 2022 and 2021, respectively.
Items not Allocated to Segments

Key Financial Information (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Items not allocated to segments:
Gain on sale of assets	$1,058	$—	$1,058	$—
Renewable volume obligation requirements	—	—	238	—
Litigation	—	—	27	—
Impairments	—	—	—	(13)
Idling expenses	—	(12)	—	(12)
Total items not allocated to segments:	$1,058	$(12)	$1,323	$(25)
Third Quarter 2022 Compared to Third Quarter 2021
In the third quarter of 2022, total items not allocated to segments includes the non-cash gain of $549 million on the formation of the Martinez Renewables joint venture and the non-cash gain of $509 million on a lease reclassification.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
In the first nine months of 2022, total items not allocated to segments primarily includes the non-cash gain of $549 million on the formation of the Martinez Renewables joint venture, the non-cash gain of $509 million on a lease reclassification and a $238 million benefit related to retroactive changes in renewable volume obligation requirements published by the EPA for 2020 and 2021.

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
Reconciliation of Refining & Marketing income from operations to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2022	2021	2022	2021
Refining & Marketing income from operations	$4,625	$509	$12,527	$135
Plus (Less):
Selling, general and administrative expenses	614	540	1,696	1,495
Income from equity method investments	(21)	(8)	(39)	(27)
Net gain on disposal of assets	—	(3)	(37)	(6)
Other income	(191)	(146)	(606)	(289)
Refining & Marketing gross margin	5,027	892	13,541	1,308
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,861	2,527	7,804	7,107
Depreciation and amortization	459	462	1,395	1,406
Gross margin excluded from and other income included in Refining & Marketing margin(a)	51	(58)	136	(353)
Other taxes included in Refining & Marketing margin	(40)	(38)	(132)	(104)
Refining & Marketing margin	8,358	3,785	22,744	9,364
LIFO inventory charge	28	—	28	—
Refining & Marketing margin, excluding LIFO inventory charge	$8,386	$3,785	$22,772	$9,364
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance for continuing operations was approximately $7.38 billion at September 30, 2022 compared to $5.29 billion at December 31, 2021. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Nine Months Ended September 30,
(Millions of dollars)	2022	2021
Net cash provided by (used in):
Operating activities - continuing operations	$12,023	$3,546
Operating activities - discontinued operations	(44)	(2,860)
Total operating activities	11,979	686
Investing activities - continuing operations	1,121	(7,965)
Investing activities - discontinued operations	—	21,314
Total investing activities	1,121	13,349
Financing activities	(11,011)	(8,716)
Total increase (decrease) in cash	$2,089	$5,319
Operating Activities
Continuing Operations
Net cash provided by continuing operations increased $8.48 billion in the first nine months of 2022 compared to the first nine months of 2021. The change in net cash provided by continuing operations is primarily due to an increase in operating results and an unfavorable change in working capital of $961 million when comparing the change in working capital in both periods.
For the first nine months of 2022, changes in working capital, excluding changes in short-term debt, were a net $1.27 billion use of cash primarily due to the effects of increasing energy commodity prices at the end of the period on working capital. Accounts payable increased primarily due to an increase in crude prices, partially offset by a decrease in crude volumes. Current receivables increased primarily due to increases in refined product prices and volumes and crude prices, partially offset by a decrease in crude volumes. Inventories increased primarily due to increases in crude and refined product inventories.
For the first nine months of 2021, changes in working capital, excluding changes in short-term debt, were a net $307 million use of cash primarily due to the effects of increasing energy commodity prices and volumes at the end of the period on working capital. Accounts payable increased primarily due to increases in crude prices and volumes. Current receivables increased primarily due to higher crude and refined product prices and volumes. Inventories increased due to increases in refined product and crude inventories.
Discontinued Operations
Net cash used in discontinued operations reflects the results of the Speedway business. The change from 2021 is due to the sale of Speedway on May 14, 2021. The $44 million use of cash in the first nine months of 2022 represents payment of state income tax liabilities.
Investing Activities
Continuing Operations
Net cash provided by continuing operations was $1.12 billion in the first nine months of 2022 compared to net cash used by continuing operations of $7.97 billion in the first nine months of 2021.
•The change in net cash provided by continuing operations is primarily due to maturities and sales of short-term investments of $4.40 billion and $1.14 billion, respectively, partially offset by purchases of short-term investments of $3.74 billion in the first nine months of 2022. The cash provided by maturities and sales of short-term investments was primarily used to fund our return of capital initiatives announced as part of the Speedway sale.
•In the first nine months of 2021 net cash used by continuing operations primarily included purchases of short-term investments of $9.46 billion, partially offset by maturities and sales of short-term investments of $1.65 billion and $455 million, respectively.
•Additions to property, plant and equipment increased $711 million primarily due to increased capital expenditures in our Refining & Marketing and Midstream segments. See the “Capital Requirements” section for additional information on our capital investment plan.
•Cash used for acquisitions of $74 million includes acquisitions in our Refining & Marketing and Midstream segments.

•Cash provided by net investments was $296 million for the first nine months of 2022 compared to a net use of cash of $111 million for the first nine months of 2021 mainly due to a $500 million cash distribution received from the Martinez Renewables joint venture at its formation, partially offset by increased MPLX contributions to equity method investments, which included the $60 million contribution to its Bakken Pipeline joint venture to fund its share of a debt repayment by the joint venture.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(Millions of dollars)	2022	2021
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,694	$983
Increase in capital accruals	30	31
Total capital expenditures	1,724	1,014
Investments in equity method investees (excludes acquisitions)	215	150
Total capital expenditures and investments	$1,939	$1,164
Discontinued Operations
The change in net cash used in discontinued operations is primarily due to the sale of Speedway on May 14, 2021.
Financing Activities
Financing activities were a net $11.01 billion use of cash in the first nine months of 2022 compared to a net $8.72 billion use of cash in the first nine months of 2021.
•MPC had net borrowings of $1.02 billion under its commercial paper program in the first nine months of 2021.
•Long-term debt borrowings and repayments were a net $1.08 billion source of cash in the first nine months of 2022 compared to a net $3.30 billion use of cash in the first nine months of 2021. During the first nine months of 2022, MPLX issued $2.5 billion of senior notes, redeemed $1.0 billion of senior notes and had net payments of $300 million under its revolving credit facility.
During the first nine months of 2021, MPC repaid $1.3 billion of senior notes, borrowed and repaid $3.65 billion under its revolving credit facility and borrowed and repaid $4.65 billion under its trade receivables facility. MPLX redeemed $1.75 billion of senior notes and had net payments of $175 million under its revolving credit facility.
•Cash used in common stock repurchases, including fees and expenses, totaled $10.09 billion in the first nine months of 2022 compared to $1.91 billion in the first nine months of 2021. See the “Capital Requirements” section for further discussion of our stock repurchases.
•Cash used in dividend payments decreased $202 million primarily due to a reduction of shares resulting from share repurchases in 2022 and 2021.
•Cash used in repurchases of noncontrolling interests was $315 million in the first nine months of 2022 compared to $465 million in the first nine months of 2021 related to the repurchase of MPLX common units. See Note 5 to the unaudited consolidated financial statements for further discussion of MPLX.
Derivative Instruments
See Item 3. Quantitative and Qualitative Disclosures about Market Risk for a discussion of derivative instruments and associated market risk.

Capital Resources
MPC, Excluding MPLX
We control MPLX through our ownership of the general partner; however, the creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements, except as noted. MPC has effectively guaranteed certain indebtedness of LOOP and LOCAP, in which MPLX holds an interest. Therefore, in the following table, we present the liquidity of MPC, excluding MPLX. MPLX liquidity is discussed in the following section.
Our liquidity, excluding MPLX, totaled $16.01 billion at September 30, 2022 consisting of:

	September 30, 2022
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	100	—
Total	$5,100	$—	$101	$4,999
Cash and cash equivalents and short-term investments(b)				11,014
Total liquidity				$16,013
(a)The committed borrowing and letter of credit issuance capacity of the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of September 30, 2022, letters of credit in the total amount of $1.15 billion were issued and outstanding under the facility to secure contracts awarded by the Department of Energy to purchase crude oil from the Strategic Petroleum Reserve. In July 2022, the trade receivables securitization facility was amended to, among other things, extend its term until September 29, 2023.
(b)Excludes cash and cash equivalents of MPLX of $121 million.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At September 30, 2022, we had no borrowings outstanding under the commercial paper program.
On July 7, 2022, MPC entered into a new five-year revolving credit agreement (the “New MPC Credit Agreement”) to replace its previous $5.0 billion credit facility that was scheduled to expire in October 2023. The New MPC Credit Agreement, among other things, provides for a $5.0 billion unsecured revolving credit facility that matures in July 2027 and letter of credit issuing capacity under the facility of up to $2.2 billion. Letters of credit issuing capacity is included in, not in addition to, the $5.0 billion borrowing capacity. The financial covenants of the New MPC Credit Agreement are substantially the same as those contained in the previous credit agreement.
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
As of September 30, 2022, we were in compliance with the covenants required by the agreements governing MPC’s previous revolving credit facility and MPC’s trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of approximately 0.00 to 1.00.
Our intention is to maintain an investment-grade credit profile. As of September 30, 2022, the credit ratings on our senior unsecured debt are as follows.

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
MPLX
MPLX’s liquidity totaled $3.62 billion at September 30, 2022 consisting of:

	September 30, 2022
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				121
Total liquidity				$3,621
On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950% senior notes due March 2052 in an underwritten public offering. The net proceeds were used to repay amounts outstanding under the MPC intercompany loan agreement and the MPLX credit agreement.
On July 7, 2022, MPLX entered into a new five-year revolving credit agreement (the “New MPLX Credit Agreement”) to replace its previous $3.5 billion credit facility that was scheduled to expire in July 2024. The New MPLX Credit Agreement, among other things, provides for a $2.0 billion unsecured revolving credit facility that matures in July 2027 and letter of credit issuing capacity under the facility of up to $150 million. Letters of credit issuing capacity is included in, not in addition to, the $2.0 billion borrowing capacity. The financial covenants of the New MPLX Credit Agreement are substantially the same as those contained in the previous credit agreement.
On August 11, 2022, MPLX issued $1.0 billion aggregate principal amount of 4.950% senior notes due September 2032 in an underwritten public offering. The net proceeds were used to redeem all of the $500 million aggregate principal amount of 3.500% senior notes due December 2022, $14 million of which was issued by Andeavor Logistics LP, and to redeem all of the $500 million aggregate principal amount of 3.375% senior notes due March 2023.
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
As of September 30, 2022, MPLX was in compliance with the covenants required by the agreement governing MPLX’s previous revolving credit facility, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.50 to 1.0.
Our intention is to maintain an investment-grade credit profile for MPLX. As of September 30, 2022, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
Capital expenditures and investments for MPC and MPLX are summarized below.

	Nine Months Ended September 30,
(Millions of dollars)	2022	2021
Capital expenditures and investments:(a)
MPC continuing operations, excluding MPLX
Refining & Marketing	$1,004	$538
Midstream - Other	7	42
Corporate and Other(b)	87	72
Total MPC continuing operations, excluding MPLX	$1,098	$652

MPC discontinued operations - Speedway	$—	$177

Midstream - MPLX	$765	$464
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $76 million and $48 million for the nine months ended September 30, 2022 and 2021, respectively.
Capital expenditures and investments in affiliates during the nine months ended September 30, 2022, were primarily for Refining & Marketing and Midstream projects. Major Refining & Marketing projects include renewables projects, primarily the Martinez facility conversion, the South Texas Asset Repositioning project and projects that we expect will help us reduce future operating costs.
Major Midstream projects were primarily for MPLX gas gathering, processing and de-ethanization projects in the Bakken, Marcellus, and Southwest regions and the expansion of MPLX crude gathering systems in the Permian and Bakken regions. Spending also included the $60 million contribution to MPLX’s Bakken Pipeline joint venture to fund MPLX’s share of a debt repayment by the joint venture.
Share Repurchases
On August 2, 2022, we announced our board of directors approved an incremental $5.0 billion share repurchase authorization bringing total share repurchase authorizations for 2022 to $10.0 billion. The authorization has no expiration date.
During the nine months ended September 30, 2022, MPC repurchased approximately 115 million shares of its common stock at an average cost per share of $88.07 and paid $10.09 billion of cash.
From January 1, 2012 through September 30, 2022, our board of directors has approved $35.05 billion in total share repurchase authorizations and we have repurchased a total of $29.94 billion of our common stock. As of September 30, 2022, MPC has $5.11 billion remaining under its share repurchase authorizations, which reflects the repurchase of 1,577,829 common shares for $157 million that were transacted in the third quarter of 2022 and settled in the fourth quarter of 2022.
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
During the nine months ended September 30, 2022, MPLX repurchased approximately 10 million MPLX common units at an average cost per unit of $31.98 and paid $315 million of cash. As of September 30, 2022, approximately $1.0 billion remained available under the authorization for future unit repurchases, which reflects the repurchase of 532,326 common units for $16 million that were transacted in the third quarter of 2022 and settled in the fourth quarter of 2022.
MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, tender offers, accelerated share repurchases or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Cash Commitments
Contractual Obligations
As of September 30, 2022, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first nine months of 2022, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2021.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 18 and 22, respectively, to the unaudited consolidated financial statements, and financing and operating leases.
Other Cash Commitments
On November 1, 2022, our board of directors approved a dividend of $0.75 per share on common stock. The dividend is payable December 12, 2022, to shareholders of record as of the close of business on November 16, 2022.
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

There have been no additional significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2022.
CRITICAL ACCOUNTING ESTIMATES
As of September 30, 2022, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The following table includes the composition of net losses on our commodity derivative positions as of September 30, 2022 and 2021, respectively.

	Nine Months Ended September 30,
(Millions of dollars)	2022	2021
Realized loss on settled derivative positions	$(217)	$(270)
Unrealized gain (loss) on open net derivative positions	153	(118)
Net loss	$(64)	$(388)
See Note 17 to the unaudited consolidated financial statements for additional information on our open derivative positions at September 30, 2022.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2022 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of September 30, 2022
Crude	$(61)	$(152)	$61	$152
Refined products	(5)	(11)	5	11
Blending products	(25)	(62)	25	62
Soybean oil	(10)	(26)	10	26
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2022 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of September 30, 2022 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and, in addition to short-term investments which are recorded at fair value, are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value as of September 30, 2022(a)	Change in Fair Value(b)	Change in Net Income for the Nine Months Ended September 30, 2022(c)
Long-term debt
Fixed-rate	$23,519	$1,828	n/a
Variable-rate	—	—	$—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2022.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2022.
At September 30, 2022, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.

See Note 16 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, or in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2022 or for the quarter ended June 30, 2022.
Dakota Access Pipeline
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later ordered vacatur of the easement during the pendency of the EIS. The EIS has been delayed and the Army Corps currently expects to release a draft EIS in the first half of 2023.
Tesoro High Plains Pipeline
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, in July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. On appeal, the Assistant Secretary - Indian Affairs vacated the BIA’s trespass order and remanded to the Regional Director for the BIA Great Plains Region to issue a new decision based on specified criteria. On December 15, 2020, the Regional Director of the BIA issued a new trespass notice to THPP, finding that THPP was in trespass and assessing trespass damages of approximately $4 million (including interest), which has been paid. The order also required that THPP immediately cease and desist use of the portion of the pipeline that crosses the property at issue. THPP has complied with the Regional Director’s December 15, 2020 notice. In March 2021, THPP received a copy of an order purporting to vacate all orders related to THPP’s alleged trespass issued by the BIA between July 2, 2020 and January 14, 2021. The order directs the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order, if necessary, after all interested parties have had an opportunity to be heard. On April 23, 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (together, the “U.S. Government Parties”) challenging the March order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer to THPP’s suit, asserting counterclaims for trespass and ejectment. The U.S. Government Parties claim THPP is in continued trespass with respect to the pipeline and seek disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. We intend to vigorously defend ourselves against these counterclaims. Negotiations with the holders of the property rights at issue to settle this matter have been unsuccessful.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended September 30, 2022, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)(d)
07/01/2022-07/31/2022	14,944,509	$84.11	14,944,395	$2,917
08/01/2022-08/31/2022	13,565,867	97.47	13,565,867	6,594
09/01/2022-09/30/2022	15,422,410	96.38	15,422,410	5,108
Total	43,932,786	92.54	43,932,672
(a)The amounts in this column include 114, 0 and 0 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in July, August and September, respectively.
(b)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations and for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans. The weighted average price includes commissions paid to brokers during the quarter.
(c)On April 30, 2018, we announced that our board of directors had approved a $5.0 billion share repurchase authorization in addition to the remaining authorization pursuant to the May 31, 2017 announcement. On May 14, 2021, we announced that our board of directors had approved an additional $7.1 billion share repurchase authorization. On February 2, 2022, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization. On August 2, 2022, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization. These share repurchase authorizations have no expiration date.
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
		8-K	10.1	7/12/2022	001-35714
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†    The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2022	MARATHON PETROLEUM CORPORATION

	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn Senior Vice President and Controller