Form 10-Q
period 2023-03-31
Marathon Petroleum Corp
filed 2023-05-02
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 424,282,812 shares of Marathon Petroleum Corporation common stock outstanding as of April 26, 2023.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Revenues and other income:
Sales and other operating revenues	$34,864	$38,058
Income from equity method investments	133	142
Net gain (loss) on disposal of assets	3	(18)
Other income	77	202
Total revenues and other income	35,077	38,384

Costs and expenses:
Cost of revenues (excludes items below)	29,294	35,068
Depreciation and amortization	800	805
Selling, general and administrative expenses	691	603
Other taxes	231	192
Total costs and expenses	31,016	36,668

Income from operations	4,061	1,716
Net interest and other financial costs	154	262
Income before income taxes	3,907	1,454
Provision for income taxes	823	282
Net income	3,084	1,172
Less net income attributable to:
Redeemable noncontrolling interest	23	21
Noncontrolling interests	337	306
Net income attributable to MPC	$2,724	$845

Per share data (See Note 7)
Basic:
Net income attributable to MPC per share	$6.13	$1.50
Weighted average shares outstanding	444	564

Diluted:
Net income attributable to MPC per share	$6.09	$1.49
Weighted average shares outstanding	447	568
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Net income	$3,084	$1,172
Defined benefit plans:
Actuarial changes, net of tax of $1 and $4, respectively	2	12
Prior service, net of tax of $(4) and $(4), respectively	(13)	(13)
Other, net of tax of $0 and $(2), respectively	—	(6)
Other comprehensive loss	(11)	(7)
Comprehensive income	3,073	1,165
Less comprehensive income attributable to:
Redeemable noncontrolling interest	23	21
Noncontrolling interests	337	306
Comprehensive income attributable to MPC	$2,713	$838
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(Millions of dollars, except share data)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$7,960	$8,625
Short-term investments	3,492	3,145
Receivables, less allowance for doubtful accounts of $32 and $29, respectively	10,143	13,477
Inventories	10,268	8,827
Other current assets	623	1,168
Total current assets	32,486	35,242
Equity method investments	6,626	6,466
Property, plant and equipment, net	35,391	35,657
Goodwill	8,244	8,244
Right of use assets	1,269	1,214
Other noncurrent assets	3,021	3,081
Total assets	$87,037	$89,904

Liabilities
Accounts payable	$13,031	$15,312
Payroll and benefits payable	636	967
Accrued taxes	1,617	1,140
Debt due within one year	75	1,066
Operating lease liabilities	404	368
Other current liabilities	1,294	1,167
Total current liabilities	17,057	20,020
Long-term debt	27,205	25,634
Deferred income taxes	5,893	5,904
Defined benefit postretirement plan obligations	1,147	1,114
Long-term operating lease liabilities	858	841
Deferred credits and other liabilities	1,214	1,304
Total liabilities	53,374	54,817

Commitments and contingencies (see Note 22)
Redeemable noncontrolling interest	968	968

Equity
Preferred stock, no shares issued and outstanding (par value $0.00 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 991 million and 990 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 561 million and 536 million shares	(35,079)	(31,841)
Additional paid-in capital	33,408	33,402
Retained earnings	28,528	26,142
Accumulated other comprehensive income (loss)	(9)	2
Total MPC stockholders’ equity	26,858	27,715
Noncontrolling interests	5,837	6,404
Total equity	32,695	34,119
Total liabilities, redeemable noncontrolling interest and equity	$87,037	$89,904
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Operating activities:
Net income	$3,084	$1,172
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	(10)	19
Depreciation and amortization	800	805
Pension and other postretirement benefits, net	14	35
Deferred income taxes	(5)	(52)
Net (gain) loss on disposal of assets	(3)	18
Income from equity method investments	(133)	(142)
Distributions from equity method investments	183	160
Changes in income tax receivable	478	(13)
Changes in the fair value of derivative instruments	95	(71)
Changes in:
Current receivables	3,350	(4,627)
Inventories	(1,441)	(1,423)
Current accounts payable and accrued liabilities	(2,100)	6,717
Right of use assets and operating lease liabilities, net	(2)	2
All other, net	(253)	(87)
Net cash provided by operating activities	4,057	2,513

Investing activities:
Additions to property, plant and equipment	(457)	(495)
Disposal of assets	3	7
Investments – acquisitions and contributions	(207)	(112)
– redemptions, repayments and return of capital	—	—
Purchases of short-term investments	(2,112)	(364)
Sales of short-term investments	631	1,014
Maturities of short-term investments	1,162	1,443
All other, net	164	215
Net cash provided by (used in) investing activities	(816)	1,708

Financing activities:
Long-term debt – borrowings	1,589	2,385
– repayments	(1,021)	(1,218)
Debt issuance costs	(15)	(16)
Issuance of common stock	17	96
Common stock repurchased	(3,180)	(2,846)
Dividends paid	(337)	(330)
Distributions to noncontrolling interests	(329)	(311)
Repurchases of noncontrolling interests	—	(100)
Redemption of noncontrolling interests - preferred units	(600)	—
All other, net	(31)	(24)
Net cash used in financing activities	(3,907)	(2,364)

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Net change in cash, cash equivalents and restricted cash	(666)	1,857
Cash, cash equivalents and restricted cash at beginning of period(a)	8,631	5,294
Cash, cash equivalents and restricted cash at end of period(a)	$7,965	$7,151

(a)Restricted cash is included in other current assets on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	990	$10	(536)	$(31,841)	$33,402	$26,142	$2	$6,404	$34,119	$968
Net income	—	—	—	—	—	2,724	—	337	3,061	23
Dividends declared on common stock ($0.75 per share)	—	—	—	—	—	(336)	—	—	(336)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(306)	(306)	(23)
Other comprehensive loss	—	—	—	—	—	—	(11)	—	(11)	—
Shares repurchased	—	—	(25)	(3,238)	—	—	—	—	(3,238)	—
Share-based compensation	1	—	—	—	3	—	—	—	3	—
Equity transactions of MPLX	—	—	—	—	3	(2)	—	(598)	(597)	—
Balance as of March 31, 2023	991	$10	(561)	$(35,079)	$33,408	$28,528	$(9)	$5,837	$32,695	$968

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	984	$10	(405)	$(19,904)	$33,262	$12,905	$(67)	$6,410	$32,616	$965
Net income	—	—	—	—	—	845	—	306	1,151	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(330)	—	—	(330)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(290)	(290)	(21)
Other comprehensive loss	—	—	—	—	—	—	(7)	—	(7)	—
Shares repurchased	—	—	(37)	(2,807)	—	—	—	—	(2,807)	—
Share-based compensation	3	—	—	—	90	—	—	(1)	89	—
Equity transactions of MPLX	—	—	—	—	(25)	—	—	(63)	(88)	—
Balance as of March 31, 2022	987	$10	(442)	$(22,711)	$33,327	$13,420	$(74)	$6,362	$30,334	$965
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
1. Description of the Business and Basis of Presentation
Description of the Business
We are a leading, integrated, downstream energy company headquartered in Findlay, Ohio. We operate the nation's largest refining system. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market and to independent entrepreneurs who operate branded outlets. We also sell transportation fuel to consumers through direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX LP (“MPLX”), which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We own the general partner and a majority limited partner interest in MPLX. See Note 4.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.
2. Accounting Standards
Not Yet Adopted
ASU 2023-01, Leases (Topic 842): Common Control Arrangements
In March 2023, the FASB issued an ASU to amend certain provisions of ASC 842 that apply to arrangements between related parties under common control. The ASU amends the accounting for the amortization period of leasehold improvements in common-control leases for all entities and requires certain disclosures when the lease term is shorter than the useful life of the asset. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the application of this ASU to have a material impact on our consolidated financial statements or financial disclosures.
3. Short-Term Investments
Investments Components
The components of investments were as follows:

	March 31, 2023
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$2,765	$—	$(2)	$2,763	$538	$2,225
Certificates of deposit and time deposits	Level 2	3,190	—	—	3,190	2,600	590
U.S. government securities	Level 1	1,487	1	—	1,488	850	638
Corporate notes and bonds	Level 2	39	—	—	39	—	39
Total available-for-sale debt securities		$7,481	$1	$(2)	$7,480	$3,988	$3,492
Cash					3,972	3,972	—
Total					$11,452	$7,960	$3,492

	December 31, 2022
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$3,074	$—	$(1)	$3,073	$1,106	$1,967
Certificates of deposit and time deposits	Level 2	2,093	—	—	2,093	1,500	593
U.S. government securities	Level 1	1,071	—	—	1,071	498	573
Corporate notes and bonds	Level 2	66	—	—	66	54	12
Total available-for-sale debt securities		$6,304	$—	$(1)	$6,303	$3,158	$3,145
Cash					5,467	5,467	—
Total					$11,770	$8,625	$3,145
Our investment policy includes concentration limits and credit rating requirements which limits our investments to high quality, short term and highly liquid securities.
Realized gains/losses were not material. All of our available-for-sale debt securities held as of March 31, 2023 mature within one year or less or are readily available for use.
4. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of March 31, 2023, we owned approximately 65 percent of the outstanding MPLX common units.
Unit Repurchase Program
In November 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1.0 billion of MPLX’s outstanding common units held by the public, which was utilized in 2022. On August 2, 2022, MPLX announced its board of directors approved a $1.0 billion unit repurchase authorization. The unit repurchase authorizations have no expiration date. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Number of common units repurchased	—	3
Cash paid for common units repurchased	$—	$100
Average cost per unit	$—	$32.06
As of March 31, 2023, MPLX had approximately $846 million remaining under its unit repurchase authorization.
Redemption of the Series B Preferred Units
On February 15, 2023, MPLX exercised its right to redeem all of its 600,000 outstanding preferred units (the “Series B preferred units”). MPLX paid unitholders the Series B preferred unit redemption price of $1,000 per unit. The final semi-annual distribution on the Series B preferred units was paid on February 15, 2023 in the usual manner.
The excess of the total redemption price of $600 million paid to Series B preferred unitholders over the carrying value of the Series B preferred units on the redemption date resulted in a $2 million net reduction to retained earnings. The Series B preferred units were included in noncontrolling interest on our consolidated balance sheet at December 31, 2022.

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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Increase (decrease) due to change in ownership	$1	$(37)
Tax impact	2	12
Increase (decrease) in MPC's additional paid-in capital, net of tax	$3	$(25)
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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$393	$238
Receivables, less allowance for doubtful accounts	732	747
Inventories	141	148
Other current assets	64	56
Equity method investments	4,144	4,095
Property, plant and equipment, net	18,758	18,848
Goodwill	7,645	7,645
Right of use assets	274	283
Other noncurrent assets	1,627	1,664

Liabilities
Accounts payable	$611	$664
Payroll and benefits payable	—	4
Accrued taxes	70	67
Debt due within one year	1	988
Operating lease liabilities	45	46
Other current liabilities	308	338
Long-term debt	20,393	18,808
Deferred income taxes	13	13
Long-term operating lease liabilities	221	230
Deferred credits and other liabilities	351	366
6. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Sales to related parties	$189	$19
Purchases from related parties	311	282
Sales to related parties, which are included in sales and other operating revenues, consist primarily of refined product sales and renewable feedstock sales to certain of our equity affiliates.
Purchases from related parties are included in cost of revenues. We obtain utilities, transportation services and purchase ethanol and renewable fuels from certain of our equity affiliates.

7. Earnings Per Share
We compute basic earnings per share by dividing net income attributable to MPC less income allocated to participating securities by the weighted average number of shares of common stock outstanding. Since MPC grants certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities, we have calculated our earnings per share using the two-class method. Diluted income per share assumes exercise of certain share-based compensation awards, provided the effect is not anti-dilutive.

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Net income	$3,084	$1,172
Net income attributable to noncontrolling interest	(360)	(327)
Net income allocated to participating securities	(2)	—
Redemption of preferred units	(2)	—
Income available to common stockholders	$2,720	$845

Weighted average common shares outstanding:
Basic	444	564
Effect of dilutive securities	3	4
Diluted	447	568

Income available to common stockholders per share:
Basic:
Net income attributable to MPC per share	$6.13	$1.50

Diluted:
Net income attributable to MPC per share	$6.09	$1.49
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended March 31,
(In millions)	2023	2022
Shares issuable under share-based compensation plans	—	—
8. Equity
In May 2021, MPC announced the authorization of a share repurchase program of up to $7.1 billion. Subsequently, in February 2022, MPC approved a $5.0 billion share repurchase authorization. Both these authorizations were utilized in 2022. In August 2022, MPC approved a $5.0 billion share repurchase authorization and in January 2023, approved an additional $5.0 billion share repurchase authorization, which had combined $5.13 billion remaining available for repurchase as of March 31, 2023. These authorizations have no expiration date.
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

Total share repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Number of shares repurchased	25	37
Cash paid for shares repurchased	$3,180	$2,846
Average cost per share(a)	$126.56	$75.88
(a)    The average cost per share for the 2023 period includes a 1% excise tax on share repurchases resulting from the Inflation Reduction Act of 2022.
The number of shares repurchased shown above and the amount remaining available under the share repurchase authorizations reflect the repurchase of 910,402 common shares for $122 million that were transacted in the first quarter of 2023 and settled in the second quarter of 2023.
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
•Midstream – gathers, transports, stores and distributes crude oil, refined products, including renewable diesel, and other hydrocarbon-based products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges; gathers, processes and transports natural gas; and transports, fractionates, stores and markets NGLs. The Midstream segment primarily reflects the results of MPLX.
Our chief operating decision maker (“CODM”) evaluates the performance of our segments using segment adjusted EBITDA. Our CODM is the chief executive officer. Amounts included in income before income taxes and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) turnaround expenses and (iv) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures.

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$3,853	$1,374
Midstream	1,530	1,403
Total reportable segments	$5,383	$2,777

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$5,383	$2,777
Corporate	(165)	(138)
Refining planned turnaround costs	(357)	(145)
Litigation	—	27
Depreciation and amortization	(800)	(805)
Net interest and other financial costs	(154)	(262)
Income before income taxes	$3,907	$1,454

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$33,663	$36,792
Intersegment revenues	27	36
Refining & Marketing segment revenues	33,690	36,828

Midstream
Revenues from external customers(a)	1,201	1,266
Intersegment revenues	1,362	1,247
Midstream segment revenues	2,563	2,513

Total segment revenues	36,253	39,341
Less: intersegment revenues	1,389	1,283
Consolidated sales and other operating revenues(a)	$34,864	$38,058
(a)Includes related party sales. See Note 6 for additional information.

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Income (loss) from equity method investments
Refining & Marketing	$(36)	$12
Midstream	169	130
Corporate	—	—
Consolidated income from equity method investments	$133	$142

Depreciation and amortization
Refining & Marketing	$464	$461
Midstream	317	331
Corporate	19	13
Consolidated depreciation and amortization	$800	$805

Capital expenditures
Refining & Marketing	$421	$244
Midstream	241	283
Segment capital expenditures and investments	662	527
Less investments in equity method investees	207	112
Plus:
Corporate	7	23
Capitalized interest	21	23
Consolidated capital expenditures(a)	$483	$461
(a)Includes changes in capital expenditure accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the three months ended March 31, 2023 and 2022 as reported in the consolidated statements of cash flows.

10. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Interest income	$(121)	$(5)
Interest expense	334	310
Interest capitalized	(23)	(23)
Pension and other postretirement non-service costs(a)	(23)	(21)
Loss on extinguishment of debt	9	—
Investments - net premium (discount) amortization	(28)	(1)
Other financial costs	6	2
Net interest and other financial costs	$154	$262
(a)See Note 21.
11. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $823 million for the three months ended March 31, 2023, which was higher than the tax computed at the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests.
We recorded a combined federal, state and foreign income tax provision of $282 million for the three months ended March 31, 2022, which was lower than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests offset by state taxes.

12. Inventories

(Millions of dollars)	March 31, 2023	December 31, 2022
Crude oil	$3,819	$3,047
Refined products	5,454	4,748
Materials and supplies	995	1,032
Total	$10,268	$8,827
Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.
13. Equity Method Investments
LF Bioenergy Acquisition
On March 8, 2023, MPC announced the acquisition of a 49.9 percent interest in LF Bioenergy, an emerging producer of renewable natural gas (“RNG”) in the U.S., for approximately $56 million, which included funding for on-going operations and project development. LF Bioenergy has been focused on developing and growing a portfolio of dairy farm-based, low carbon intensity RNG projects.
LF Bioenergy is a VIE since it is unable to fund its operations without financial support from its equity owners. We are not the primary beneficiary of this VIE because we do not have the ability to control the activities that significantly influence the economic outcomes of the entity and, therefore, do not consolidate the entity. MPC accounts for our ownership interest in LF Bioenergy as an equity method investment.

14. Property, Plant and Equipment (PP&E)

	March 31, 2023			December 31, 2022
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$32,549	$17,154	$15,395	$32,292	$16,745	$15,547
Midstream	27,839	8,401	19,438	27,659	8,118	19,541
Corporate	1,559	1,001	558	1,550	981	569
Total	$61,947	$26,556	$35,391	$61,501	$25,844	$35,657
15. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2023
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$413	$2	$—	$(404)	$11	$59
Liabilities:
Commodity contracts	$469	$—	$—	$(469)	$—	$—
Embedded derivatives in commodity contracts	—	—	58	—	58	—

	December 31, 2022
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$310	$—	$—	$(243)	$67	$100
Liabilities:
Commodity contracts	$301	$—	$—	$(301)	$—	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2023, cash collateral of $65 million was netted with mark-to-market derivative liabilities. As of December 31, 2022, cash collateral of $58 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.
Level 2 instruments include over-the-counter fixed swaps to mitigate the price risk from MPLX’s sales of propane. The swap valuations are based on observable inputs in the form of forward prices based on Mont Belvieu propane forward spot prices and contain no significant unobservable inputs.
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at March 31, 2023 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.58 to $1.55 per gallon with a weighted average of $0.77 per gallon and (2) the probability of renewal of 100 percent for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.

The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Beginning balance	$61	$108
Unrealized and realized gain included in net income	—	(4)
Settlements of derivative instruments	(3)	(5)
Ending balance	$58	$99

The amount of total gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the end of period:	$—	$(5)
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $26.9 billion and $25.2 billion at March 31, 2023, respectively, and approximately $26.3 billion and $24.0 billion at December 31, 2022, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
16. Derivatives
For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 15. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil, (4) the acquisition of ethanol for blending with refined products, (5) the sale of NGLs, (6) the purchase of natural gas, (7) the purchase of soybean oil and (8) the sale of propane.
The following table presents the fair value of derivative instruments as of March 31, 2023 and December 31, 2022 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	March 31, 2023		December 31, 2022
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$415	$469	$310	$301
Other current liabilities(a)	—	11	—	10
Deferred credits and other liabilities(a)	—	47	—	51
(a)     Includes embedded derivatives.

The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products, soybean oil and propane as of March 31, 2023.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	68.3%	98,122	102,625
Refined products	82.4%	14,430	17,479
Blending products	98.7%	2,411	2,098
Soybean oil	63.7%	3,509	3,946
Over-the-counter
Propane	—%	—	809
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 25,175 long and 24,875 short; Refined products - 1,902 long and 450 short. There are no spread contracts for blending products or soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(Millions of dollars)	Three Months Ended March 31,
Income Statement Location	2023	2022
Sales and other operating revenues	$2	$—
Cost of revenues	61	(342)
Other income	1	2
Total	$64	$(340)
17. Debt
Our outstanding borrowings at March 31, 2023 and December 31, 2022 consisted of the following:

(Millions of dollars)	March 31, 2023	December 31, 2022
Marathon Petroleum Corporation:
Senior notes	$6,449	$6,449
Notes payable	1	1
Finance lease obligations	502	522
Total	$6,952	$6,972

MPLX LP:
Senior notes	20,700	20,100
Finance lease obligations	7	8
Total	$20,707	$20,108

Total debt	$27,659	$27,080
Unamortized debt issuance costs	(153)	(142)
Unamortized discount, net of unamortized premium	(226)	(238)
Amounts due within one year	(75)	(1,066)
Total long-term debt due after one year	$27,205	$25,634

MPLX Senior Notes
On February 9, 2023, MPLX issued $1.6 billion aggregate principal amount of senior notes in a public offering, consisting of $1.1 billion aggregate principal amount of 5.00 percent senior notes due March 2033 and $500 million aggregate principal amount of 5.65 percent senior notes due March 2053. On February 15, 2023, MPLX used $600 million of the net proceeds to redeem all of its outstanding Series B preferred units. On March 13, 2023, MPLX used the remaining proceeds to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023. The redemption resulted in a loss on extinguishment of debt of $9 million due to the immediate expense recognition of unamortized debt discount and issuance costs.

Available Capacity under our Credit Facilities as of March 31, 2023

(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	July 2027
MPC trade receivables securitization facility(a)	100	—	100	—	—	September 2023

MPLX
MPLX bank revolving credit facility	2,000	—	—	2,000	—%	July 2027
(a)    The committed borrowing and letter of credit issuance capacity of the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of March 31, 2023, letters of credit in the total amount of $533 million were issued and outstanding under the facility to secure contracts awarded by the Department of Energy to purchase crude oil from the Strategic Petroleum Reserve.
18. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line.

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Refining & Marketing
Refined products	$31,923	$33,593
Crude oil	1,330	2,889
Services and other	410	310
Total revenues from external customers	33,663	36,792

Midstream
Refined products	420	497
Services and other	781	769
Total revenues from external customers	1,201	1,266

Sales and other operating revenues	$34,864	$38,058
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of March 31, 2023, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at March 31, 2023 include matching buy/sell receivables of $4.24 billion.

19. Supplemental Cash Flow Information

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$342	$278
Net income taxes paid to (received from) taxing authorities	(18)	—

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Additions to property, plant and equipment per the consolidated statements of cash flows	$457	$495
Increase (decrease) in capital accruals	26	(34)
Total capital expenditures	$483	$461
20. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2021	$(117)	$49	$1	$(67)
Other comprehensive gain (loss) before reclassifications, net of tax of $(1)	3	3	(6)	—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(11)	(5)	—	(16)
Amortization of actuarial loss(a)	4	2	—	6
Settlement loss(a)	2	—	—	2
Tax effect	1	—	—	1
Other comprehensive loss	(1)	—	(6)	(7)
Balance as of March 31, 2022	$(118)	$49	$(5)	$(74)

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2022	$(163)	$165	$—	$2
Other comprehensive gain before reclassifications, net of tax of $1	—	3	—	3
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(11)	(5)	—	(16)
Amortization of actuarial gain(a)	(2)	—	—	(2)
Settlement loss(a)	—	—	—	—
Tax effect	3	1	—	4
Other comprehensive loss	(10)	(1)	—	(11)
Balance as of March 31, 2023	$(173)	$164	$—	$(9)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.

21. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Pension Benefits
Service cost	$49	$68
Interest cost	29	23
Expected return on plan assets	(42)	(41)
Amortization of prior service credit	(11)	(11)
Amortization of actuarial (gain) loss	(2)	4
Settlement loss	—	2
Net periodic pension benefit cost	$23	$45

Other Benefits
Service cost	$5	$8
Interest cost	8	5
Amortization of prior service credit	(5)	(5)
Amortization of actuarial loss	—	2
Net periodic other benefit cost	$8	$10
The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the three months ended March 31, 2023, we made no contributions to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $3 million and $13 million, respectively, during the three months ended March 31, 2023.
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
At March 31, 2023 and December 31, 2022, accrued liabilities for remediation totaled $383 million and $387 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $5 million at both March 31, 2023 and December 31, 2022.
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
Other Legal Proceedings
In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, in December 2020, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA’s prior orders related to THPP’s alleged trespass and direct the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (together, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer and counterclaims to THPP’s suit claiming THPP is in continued trespass with respect to the pipeline and seek disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. We intend to vigorously defend ourselves against these counterclaims.

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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of March 31, 2023.
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
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of March 31, 2023, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.
Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of March 31, 2023, our maximum potential undiscounted payments under this arrangement were $97 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $160 million as of March 31, 2023, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, and leases of assets containing general lease indemnities and guaranteed residual values.
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
23. Subsequent Events
Additional $5 Billion Share Repurchase Authorization
On May 2, 2023, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases, tender offers or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
•the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products, or renewables;
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
•foreign imports and exports of crude oil, refined products, natural gas and NGLs;
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
•political pressure and influence of environmental groups and other stakeholders upon policies and decisions related to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs, other hydrocarbon-based products or renewables;
•labor and material shortages;
•our ability to successfully achieve our ESG goals and targets within the expected timeframe, if at all;
•the costs, disruption and diversion of management’s attention associated with campaigns commenced by activist investors;
•personnel changes; and
•the imposition of windfall profit taxes or maximum refining margin penalties on companies operating in the energy industry in California or other jurisdictions.
For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.
EXECUTIVE SUMMARY
Business Update
Our results through the first three months of 2023 as compared to the first three months of 2022, were favorably impacted by the strong demand environment in which our business operates. The increase in global demand for refined products and global commodity supply constraints have continued to drive market prices of petroleum-based transportation fuels, Refining & Marketing margins and Midstream throughputs. Supply has remained constrained for a variety of reasons, including, but not limited to, effects from refinery closures and disruptions in the crude oil and petroleum-based products markets resulting from the Russia-Ukraine conflict. We are unable to predict the potential effects that the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions or market disruptions, may have on our financial position and results. It remains uncertain how long these conditions may last or how severe they may become.
Strategic Updates
LF Bioenergy Acquisition
On March 8, 2023, MPC announced the acquisition of a 49.9 percent equity interest in LF Bioenergy, an emerging producer of renewable natural gas (“RNG”) in the U.S., for approximately $56 million, which included funding for on-going operations and project development. LF Bioenergy has been focused on developing and growing a portfolio of dairy farm-based, low carbon intensity RNG projects. Current projects are under various stages of development, with the first facility nearing completion and expected to be in service in the first half of 2023. LF Bioenergy's management and origination teams continue to expand the portfolio with additional sanctioned projects while progressing their existing pipeline of opportunities toward final investment decisions. As specific project milestones are achieved, MPC is expected to fund its share of capital expenditures to build out the portfolio.
Martinez Renewable Fuels Project Joint Venture
The Martinez Renewable Fuels facility reached full Phase I production capacity of 260 million gallons per year of renewable fuels during the first quarter of 2023. Pretreatment capabilities are expected to come online in the second half of 2023 and the facility is expected to be capable of producing 730 million gallons per year by the end of 2023.

South Texas Asset Repositioning (“STAR”) Project
We completed the STAR project at our Galveston Bay refinery, which is expected to add 40 mbpd of incremental crude capacity and 17 mbpd of resid processing capacity. Start-up activities are progressing with utilization expected to increase throughout the second quarter of 2023.
Share Repurchase Authorization
On January 31, 2023, the company announced that its board of directors had approved a $5.0 billion share repurchase authorization. Future repurchases under this authorization will depend on the macro environment, cash available after opportunities for capital investment and growth of the business and market conditions. The authorization has no expiration date. As of March 31, 2023, MPC had $5.13 billion remaining under its share repurchase authorizations.
See Note 8 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
Results
Our CODM evaluates the performance of our segments using segment adjusted EBITDA. Amounts included in income before income taxes and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) turnaround expenses and (iv) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.
Select results are reflected in the following table.

	Three Months Ended March 31,
(Millions of dollars)	2022	2021
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$3,853	$1,374
Midstream	1,530	1,403
Total reportable segments	$5,383	$2,777

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$5,383	$2,777
Corporate	(165)	(138)
Refining planned turnaround costs	(357)	(145)
Litigation	—	27
Depreciation and amortization(c)	(800)	(805)
Net interest and other financial costs	(154)	(262)
Income before income taxes	$3,907	$1,454

Net income attributable to MPC per diluted share	$6.09	$1.49

Net income attributable to MPC was $2.72 billion, or $6.09 per diluted share, in the first quarter of 2023 compared to $845 million, or $1.49 per diluted share, for the first quarter of 2022. The increase in net income attributable to MPC was largely due higher Refining & Marketing margins.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the first quarter of 2023 as compared to the first quarter of 2022.
MPLX
We owned approximately 647 million MPLX common units as of March 31, 2023, with a market value of $22.30 billion based on the March 31, 2023 closing price of $34.45 per common unit. On April 25, 2023, MPLX declared a quarterly cash distribution of $0.7750 per common unit payable on May 15, 2023, to unitholders of record on May 5, 2023. As a result, MPC’s portion of this distribution is approximately $501 million.
We received limited partner distributions of $502 million from MPLX in the three months ended March 31, 2023 and $456 million in the three months ended March 31, 2022.

During the three months ended March 31, 2023, no MPLX units were repurchased. As of March 31, 2023, approximately $846 million remained available under the authorization for future unit repurchases.
On February 9, 2023, MPLX issued $1.1 billion aggregate principal amount of 5.00 percent senior notes due 2033 and $500 million aggregate principal amount of 5.65 percent senior notes due 2053 in an underwritten public offering.
On February 15, 2023, MPLX redeemed all of its 600,000 outstanding Series B preferred units at the redemption price of $1,000 per unit. The semi-annual distribution due to Series B unitholders on February 15, 2023, was also paid on that date, in the usual manner. On March 13, 2023, MPLX redeemed all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023 at par, plus accrued and unpaid interest.
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
The following table provides sensitivities showing an estimated change in annual Refining & Marketing segment adjusted EBITDA due to potential changes in market conditions.

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
•the potential impact of lower of cost or market adjustments to inventories in periods of declining prices;
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
Midstream
Our Midstream segment gathers, transports, stores and distributes crude oil, refined products, including renewable diesel, and other hydrocarbon-based products, principally for our Refining & Marketing segment. Additionally, the segment markets refined products. The profitability of our pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. The profitability of our marine operations primarily depends on the quantity and availability of our vessels and barges. The profitability of our light product terminal operations primarily depends on the throughput volumes at these terminals. The profitability of our fuels distribution services primarily depends on the sales volumes of certain refined products. The profitability of our refining logistics operations depends on the quantity and availability of our refining logistics assets. A majority of the crude oil and refined product shipments on our pipelines and marine vessels and the refined product throughput at our terminals serve our Refining & Marketing segment and our refining logistics assets and fuels distribution services are used solely by our Refining & Marketing segment. As discussed above in the Refining & Marketing section, MPLX, which is reported in our Midstream segment, has various long-term, fee-based commercial agreements related to services provided to our Refining & Marketing segment. Under these agreements, MPLX has received various commitments of minimum throughput, storage and distribution volumes as well as commitments to pay for all available capacity of certain assets. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines, terminals and marine operations. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport, store, distribute and market is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines and marine operations. In most of our markets, demand for gasoline and distillate peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.
Our Midstream segment also gathers, processes and transports natural gas and transports, fractionates, stores and markets NGLs. NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond our control. Our Midstream segment profitability is affected by prevailing commodity prices primarily as a result of processing or conditioning at our own or third‑party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index‑related prices and the cost of third‑party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by our producer customers, such prices also affect profitability.

RESULTS OF OPERATIONS
The following discussion includes comments and analysis relating to our results of operations. This discussion should be read in conjunction with Item 1. Financial Statements and is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Consolidated Results of Operations

	Three Months Ended March 31,
(Millions of dollars)	2023	2022	Variance
Revenues and other income:
Sales and other operating revenues	$34,864	$38,058	$(3,194)
Income from equity method investments	133	142	(9)
Net gain on disposal of assets	3	(18)	21
Other income	77	202	(125)
Total revenues and other income	35,077	38,384	(3,307)
Costs and expenses:
Cost of revenues (excludes items below)	29,294	35,068	(5,774)
Depreciation and amortization	800	805	(5)
Selling, general and administrative expenses	691	603	88
Other taxes	231	192	39
Total costs and expenses	31,016	36,668	(5,652)
Income from operations	4,061	1,716	2,345
Net interest and other financial costs	154	262	(108)
Income before income taxes	3,907	1,454	2,453
Provision for income taxes	823	282	541
Net income	3,084	1,172	1,912
Less net income attributable to:
Redeemable noncontrolling interest	23	21	2
Noncontrolling interests	337	306	31
Net income attributable to MPC	$2,724	$845	$1,879
First Quarter 2023 Compared to First Quarter 2022
Net income attributable to MPC increased $1.88 billion in the first quarter of 2023 compared to the first quarter of 2022 primarily due to higher Refining & Marketing margins in the first quarter of 2023.
Revenues and other income decreased $3.31 billion primarily due to:
•decreased sales and other operating revenues of $3.19 billion primarily due to decreased Refining & Marketing segment average refined product sales prices of $0.18 per gallon, partially offset by increased refined product sales volumes of 59 mbpd; and
•decreased other income of $125 million primarily due to lower income on RIN sales.
Costs and expenses decreased $5.65 billion primarily due to:
•decreased cost of revenues of $5.77 billion mainly due to lower crude oil costs:
•increased selling, general and administrative expenses of $88 million largely due to increased salaries and employee related costs, equity compensation, office expenses and insurance expenses, partially offset by decreased employee benefit costs: and
•increased other taxes of $39 million primarily due to the reinstated Petroleum Superfund Tax which was effective January 1, 2023.
Net interest and other financial costs decreased $108 million largely due to increased interest income, partially offset by increased interest expense due to higher MPLX borrowings.

We recorded a combined federal, state and foreign income tax provision of $823 million for the three months ended March 31, 2023, which was higher than the tax computed at the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests. We recorded a combined federal, state and foreign income tax provision of $282 million for the three months ended March 31, 2022, which was lower than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests offset by state taxes.
Net income attributable to noncontrolling interests increased $31 million primarily due to an increase in MPLX’s net income in the first quarter of 2023.
Segment Results
We classify our business in the following reportable segments: Refining & Marketing and Midstream. Segment adjusted EBITDA represents adjusted EBITDA attributable to the reportable segments. Amounts included in income before income taxes and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) turnaround expenses and (iv) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

The following shows the percentage of segment adjusted EBITDA by segment for the three months ended March 31, 2023 and 2022.

Refining & Marketing
The following includes key financial and operating data for the first quarter of 2023 compared to the first quarter of 2022.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended March 31,
	2023	2022
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,837	2,833
Refining & Marketing margin per barrel(a)(b)	$26.15	$15.31
Less:
Refining operating costs per barrel(c)	5.68	5.22
Distribution costs per barrel	5.26	4.79
Other income per barrel(d)	0.12	(0.09)
Refining & Marketing segment adjusted EBITDA per barrel	$15.09	$5.39
Less:
Refining planned turnaround costs per barrel	1.40	0.57
Depreciation and amortization per barrel	1.82	1.81
Refining & Marketing segment income per barrel	$11.87	$3.01
Fees paid to MPLX per barrel included in distribution costs above	3.66	3.46
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

	Three Months Ended March 31,
	2023	2022
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$2.38	$2.60
Chicago ULSD	2.75	2.85
USGC CBOB unleaded regular gasoline	2.39	2.69
USGC ULSD	2.87	2.98
LA CARBOB	2.73	3.04
LA CARB diesel	2.91	3.04

Market Indicators (dollars per barrel)
WTI	$75.99	$95.01
MEH	77.74	96.77
ANS	79.02	96.31
Crack Spreads:
Mid-Continent WTI 3-2-1	$22.41	$13.14
USGC MEH 3-2-1	21.19	14.96
West Coast ANS 3-2-1	29.63	26.46
Blended 3-2-1(a)	23.36	16.53

Crude Oil Differentials:
Sweet	$0.28	$0.11
Sour	(9.23)	(4.88)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/40/20 percent in 2023 and 2022.

First Quarter 2023 Compared to First Quarter 2022
Refining & Marketing segment revenues decreased $3.14 billion primarily due to decreased average refined product sales prices of $0.18 per gallon, partially offset by increased refined product sales volumes of 59 mbpd.
Net refinery throughputs increased 4 mbpd during the first quarter of 2023.
Refining & Marketing segment adjusted EBITDA increased $2.48 billion primarily due to higher per barrel margins, partially offset by increased refining operating costs and distribution costs, both excluding depreciation and amortization. Refining & Marketing segment adjusted EBITDA was $15.09 per barrel for the first quarter of 2023, versus $5.39 per barrel for the first quarter of 2022.
Refining & Marketing margin was $26.15 per barrel for the first quarter of 2023 compared to $15.31 per barrel for the first quarter of 2022. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $2 billion on Refining & Marketing margin for the first quarter of 2023 compared to the first quarter of 2022, primarily due to wider crack spreads and sour differentials. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $600 million on Refining & Marketing segment income in the first quarter of 2023 compared to the first quarter of 2022.
For the three months ended March 31, 2023, refining operating costs, excluding depreciation and amortization, increased $120 million, or $0.46 per barrel, compared to the three months ended March 31, 2022, largely due to project expense associated with higher turnaround activity.
Distribution costs, excluding depreciation and amortization, increased $123 million, or $0.47 per barrel, and include fees paid to MPLX of $935 million and $882 million for the first quarter of 2023 and 2022, respectively.
Refining planned turnaround costs increased $212 million, or $0.83 per barrel, due to the scope and timing of turnaround activity.
Depreciation and amortization increased $0.01 per barrel.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $467 million and $574 million in the first three months of 2023 and 2022, respectively. The RINs expense is included in Refining & Marketing margin. The decrease in the first three months of 2023 was primarily due to lower weighted average RIN costs.

Supplemental Refining & Marketing Statistics

	Three Months Ended March 31,
	2023	2022
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	89	91
Refinery throughputs (mbpd):
Crude oil refined	2,566	2,624
Other charge and blendstocks	271	209
Net refinery throughput	2,837	2,833
Sour crude oil throughput percent	41	47
Sweet crude oil throughput percent	59	53
Refined product yields (mbpd):
Gasoline(b)	1,508	1,483
Distillates(b)	1,024	978
Propane	67	69
NGLs and petrochemicals(b)	157	161
Heavy fuel oil	31	86
Asphalt	84	87
Total	2,871	2,864
Refined product export sales volumes (mbpd)(b)	298	270
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Product yields include renewable production.
(c)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.
Midstream
The following includes key financial and operating data for the first quarter of 2023 compared to the first quarter of 2022.

Midstream Sales and Other Operating Revenues
Q1 2023
$1,201
$1,362
$2,563
Q1 2022
$1,266
$1,247
$2,513
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes amounts related to MPLX operated unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended March 31,
Benchmark Prices	2023	2022
Natural Gas NYMEX HH (per MMBtu)	$2.77	$4.57
C2 + NGL Pricing (per gallon)(a)	$0.77	$1.15
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.
First Quarter 2023 Compared to First Quarter 2022
In the first quarter of 2023, Midstream segment adjusted EBITDA increased $127 million. Results for the quarter benefited from higher throughputs of approximately $51 million, higher rates of $45 million and increased income from equity method investments of $38 million, partially offset by lower NGL prices of $41 million.
Corporate

Key Financial Information (millions of dollars)	Three Months Ended March 31,
	2023	2022
Corporate(a)	$(184)	$(151)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $19 million and $13 million for the first quarter of 2023 and 2022, respectively.

First Quarter 2023 Compared to First Quarter 2022
In the first quarter of 2023, corporate expenses increased $33 million due to higher compensation expenses primarily associated with performance-based equity awards, in addition to increases in technology and communication expenses.
Items not Allocated to Segments

Key Financial Information (millions of dollars)	Three Months Ended March 31,
	2023	2022
Items not allocated to segments:
Litigation	$—	$27
Non-GAAP Financial Measure
Management uses a financial measure to evaluate our operating performance that is calculated and presented on the basis of a methodology other than in accordance with GAAP. The non-GAAP financial measure we use is as follows:
Refining & Marketing Margin
Refining & Marketing margin is defined as sales revenue less cost of refinery inputs and purchased products. We believe this non-GAAP financial measure is used to evaluate our Refining & Marketing segment’s operating and financial performance as it is the most comparable measure to the industry’s market reference product margins. This measure should not be considered a substitute for, or superior to, Refining & Marketing gross margin or other measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies.
Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Refining & Marketing segment adjusted EBITDA	$3,853	$1,374
Plus (Less):
Depreciation and amortization	(464)	(461)
Refining planned turnaround costs	(357)	(145)
Selling, general and administrative expenses	592	508
(Income) loss from equity method investments	36	(12)
Net gain on disposal of assets	(3)	—
Other income	(51)	(181)
Refining & Marketing gross margin	3,606	1,083
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,745	2,389
Depreciation and amortization	464	461
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(67)	14
Other taxes included in Refining & Marketing margin	(71)	(43)
Refining & Marketing margin	$6,677	$3,904
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $7.96 billion at March 31, 2023 compared to $8.63 billion at December 31, 2022. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Net cash provided by (used in):
Operating activities	$4,057	$2,513
Investing activities	(816)	1,708
Financing activities	(3,907)	(2,364)
Total increase (decrease) in cash	$(666)	$1,857
Operating Activities
Net cash provided by operations increased $1.54 billion in the first three months of 2023 compared to the first three months of 2022. The change in net cash provided by operations is primarily due to an increase in operating results and an unfavorable change in working capital of $696 million when comparing the change in working capital in both periods.
For the first three months of 2023, changes in working capital, excluding changes in short-term debt, were a net $98 million use of cash primarily due to the effects of decreasing energy commodity volumes and prices at the end of the period on working capital. Accounts payable decreased primarily due to decreases in crude volumes and prices. Inventories increased primarily due to increases in crude and refined product inventory volumes. Current receivables decreased primarily due to decreases in crude volumes and prices.
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
Investing Activities
Net cash used in investing activities was $816 million in the first three months of 2023 compared to net cash provided by investing activities of $1.71 billion in the first three months of 2022.
•The change in net cash used in investing activities is primarily due to purchases of short-term investments of $2.11 billion, partially offset by maturities and sales of short-term investments of $1.16 billion and $631 million, respectively, in the first three months of 2023.
•Additions to property, plant and equipment decreased $38 million primarily due to decreased Corporate and Refining & Marketing capital expenditures. See the “Capital Requirements” section for additional information on our capital investment plan.
•Cash used in net investments was $207 million for the first three months of 2023 compared to $112 million for the first three months of 2022. In 2023, investments primarily included the Martinez Renewable Fuels joint venture and the acquisition of a 49.9 percent equity interest in LF Bioenergy for approximately $56 million. In 2022, increased MPLX contributions to equity method investments included a $60 million contribution to its Bakken Pipeline joint venture to fund its share of a debt repayment by the joint venture.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Additions to property, plant and equipment per the consolidated statements of cash flows	$457	$495
Increase (decrease) in capital accruals	26	(34)
Total capital expenditures	483	461
Investments in equity method investees	207	112
Total capital expenditures and investments	$690	$573
Financing Activities
Financing activities were a net $3.91 billion use of cash in the first three months of 2023 compared to a net $2.36 billion use of cash in the first three months of 2022.
•Long-term debt borrowings and repayments were a net $553 million source of cash in the first three months of 2023 compared to a net $1.15 billion source of cash in the first three months of 2022. During the first three months of 2023, MPLX issued $1.6 billion of senior notes and redeemed $1.0 billion of senior notes.
During the first three months of 2022, MPLX issued $1.5 billion of senior notes and had net payments of $300 million under its revolving credit facility.
•Cash used in common stock repurchases, including fees and expenses, totaled $3.18 billion in the first three months of 2023 compared to $2.85 billion in the first three months of 2022. See the “Capital Requirements” section for further discussion of our stock repurchases.
•Cash used in repurchases of noncontrolling interests was $100 million in the first three months of 2022 related to the repurchase of MPLX common units. See Note 4 to the unaudited consolidated financial statements for further discussion of MPLX.
•During the first three months of 2023, MPLX redeemed all of its outstanding Series B preferred units for $600 million.
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
Our liquidity, excluding MPLX, totaled $16.06 billion at March 31, 2023 consisting of:

	March 31, 2023
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	100	—
Total	$5,100	$—	$101	$4,999
Cash and cash equivalents and short-term investments(b)				11,059
Total liquidity				$16,058
(a)The committed borrowing and letter of credit issuance capacity of the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of March 31, 2023, letters of credit in the total amount of $533 million were issued and outstanding under the facility to secure contracts awarded by the Department of Energy to purchase crude oil from the Strategic Petroleum Reserve.
(b)Excludes cash and cash equivalents of MPLX of $393 million.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At March 31, 2023, we had no borrowings outstanding under the commercial paper program.
The MPC Credit Agreement and trade receivables facility contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC Credit Agreement) of no greater than 0.65 to 1.00. As of March 31, 2023, we were in compliance with the covenants contained in the MPC Credit Agreement and our trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of approximately 0.00 to 1.00.
Our intention is to maintain an investment-grade credit profile. As of March 31, 2023, the credit ratings on our senior unsecured debt are as follows.

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

MPLX
MPLX’s liquidity totaled $3.89 billion at March 31, 2023 consisting of:

	March 31, 2023
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility(a)	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				393
Total liquidity				$3,893
(a)    Outstanding borrowings include less than $1 million in letters of credit outstanding under this facility.
On February 9, 2023, MPLX issued $1.6 billion aggregate principal amount of senior notes in a public offering, consisting of $1.1 billion aggregate principal amount of 5.00 percent senior notes due March 2033 and $500 million aggregate principal amount of 5.65 percent senior notes due March 2053. On February 15, 2023, MPLX used $600 million of the net proceeds to redeem all of its outstanding Series B preferred units. On March 13, 2023, MPLX used the remaining proceeds to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023.
The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of March 31, 2023, MPLX was in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.52 to 1.0.
Our intention is to maintain an investment-grade credit profile for MPLX. As of March 31, 2023, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
Capital Requirements
Capital Investment Plan
MPC's capital investment plan for 2023 totals approximately $1.3 billion for capital projects and investments, excluding capitalized interest, potential acquisitions and MPLX’s capital investment plan. MPC’s capital investment plan includes all of the planned capital spending for Refining & Marketing and Corporate, as well as a portion of the planned capital investments for Midstream. The remainder of the planned capital spending for Midstream reflects the capital investment plan for MPLX, which totals $950 million, excluding reimbursable capital. We continuously evaluate our capital investment plan and make changes as conditions warrant.

Capital expenditures and investments for MPC and MPLX are summarized below.

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$421	$244
Midstream - Other	2	3
Corporate and Other(b)	7	23
Total MPC, excluding MPLX	$430	$270

Midstream - MPLX	$239	$280
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $21 million and $23 million for the three months ended March 31, 2023 and 2022, respectively.
Capital expenditures and investments in affiliates during the three months ended March 31, 2023, were primarily for Refining & Marketing and Midstream projects. Major Refining & Marketing projects include renewables projects, primarily the Martinez facility conversion and an emissions reduction program at our Los Angeles refinery, the STAR project, which commenced operations, and projects that we expect will help us reduce future operating costs and improve the competitive position of our assets.
Major Midstream projects were primarily for MPLX for gas processing plants and gathering projects in the Marcellus and Permian basins.
Share Repurchases
On January 31, 2023, the company announced that its board of directors had approved a $5.0 billion share repurchase authorization. The authorization has no expiration date.
Total share repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Number of shares repurchased	25	37
Cash paid for shares repurchased	$3,180	$2,846
Average cost per share	$126.56	$75.88
From January 1, 2012 through March 31, 2023, our board of directors has approved $40.05 billion in total share repurchase authorizations and we have repurchased a total of $34.92 billion of our common stock. As of March 31, 2023, MPC has $5.13 billion remaining under its share repurchase authorizations, which reflects the repurchase of 910,402 common shares for $122 million that were transacted in the first quarter of 2023 and settled in the second quarter of 2023.
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
See Note 8 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.

MPLX Unit Repurchases
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Number of common units repurchased	—	3
Cash paid for common units repurchased	$—	$100
Average cost per unit	$—	$32.06
As of March 31, 2023, approximately $846 million remained available under the authorization for future unit repurchases.
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
Cash Commitments
Contractual Obligations
As of March 31, 2023, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first three months of 2023, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2022.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 17 and 21, respectively, to the unaudited consolidated financial statements, and financing and operating leases.
Other Cash Commitments
On April 26, 2023, our board of directors declared a dividend of $0.75 per share on common stock. The dividend is payable June 12, 2023, to shareholders of record as of the close of business on May 17, 2023.
During the three months ended March 31, 2023, we made no contributions to our funded pension plans. We have no required funding for 2023, but may make voluntary contributions of approximately $200 million at our discretion depending on the anticipated funding status and plan asset performance.
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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements.
There have been no additional significant changes to our environmental matters and compliance costs during the three months ended March 31, 2023.
CRITICAL ACCOUNTING ESTIMATES
As of March 31, 2023, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

ACCOUNTING STANDARDS NOT YET ADOPTED
We have not identified any recent accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022.
See Notes 15 and 16 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table includes the composition of net gains and losses on our commodity derivative positions as of March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
(Millions of dollars)	2023	2022
Realized gain (loss) on settled derivative positions	$125	$(347)
Unrealized gain (loss) on open net derivative positions	(61)	7
Net gain (loss)	$64	$(340)
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at March 31, 2023.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2023 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of March 31, 2023
Crude	$(38)	$(95)	$38	$95
Refined products	(55)	(138)	55	138
Blending products	(2)	(4)	2	4
Soybean oil	(8)	(20)	8	20
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2023 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of March 31, 2023 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and, in addition to short-term investments which are recorded at fair value, are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value as of March 31, 2023(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended March 31, 2023(c)
Long-term debt
Fixed-rate	$25,384	$2,108	n/a
Variable-rate	—	—	$—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2023.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the three months ended March 31, 2023.
At March 31, 2023, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2023, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 103 of Regulation S-K promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than a specified threshold of $1 million for this purpose.
Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Martinez Refinery
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, on July 18, 2016, the U.S. Department of Justice (“DOJ”) lodged a complaint on behalf of EPA and a consent decree in the U.S. Court for the Western District of Texas. Among other things, the consent decree required that the Martinez refinery meet certain annual emission limits for NOx by July 1, 2018. In 2018, Tesoro Refining & Marketing Company LLC (“TRMC”), a wholly owned subsidiary of MPC, informed the EPA that it would need additional time to satisfy requirements of the consent decree. In 2019, TRMC and the United States entered into an agreement to modify the consent decree to resolve these issues. In light of the actions to strategically reposition the Martinez refinery to a renewable diesel facility, we renegotiated the consent decree modification. Under the renegotiated consent decree modification, we have agreed to pay a penalty of $27.5 million, plus interest, and we are no longer required to install a Selective Catalytic Reduction system to control NOx emissions from the now-idled fluid catalytic cracking unit. The modified consent decree was lodged with the court on April 27, 2023, for court approval.
Gathering and Processing
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, MPLX has been negotiating a consent decree with the EPA with respect to multiple alleged violations of the National Emission Standards for Hazardous Air Pollutants by the Chapita, Coyote Wash, Island, River Bend and Wonsits Valley Compressor Stations in Utah as well as the Robinson Lake Gas Plant in North Dakota. On April 18, 2023, we entered into a consent decree with the EPA pursuant to which MPLX will pay a cash penalty of $2 million, incorporate additional remedial measures and mitigate excess emissions associated with events covering MPLX gas plants and compressor stations located in Utah, North Dakota and Wyoming. The consent decree was lodged with the United States District Court of Utah on April 20, 2023, for court approval.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended March 31, 2023, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(c)(d)
01/01/2023-01/31/2023	6,124,238	$120.29	6,124,175	$7,595
02/01/2023-02/28/2023	7,777,353	124.64	7,777,174	6,626
03/01/2023-03/31/2023	11,685,051	128.38	11,685,051	5,126
Total	25,586,642	125.31	25,586,400
(a)The amounts in this column include 63, 179 and 0 shares of our common stock delivered by employees to MPC, upon vesting of restricted stock, to satisfy tax withholding requirements in January, February and March, respectively.
(b)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations and for shares tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans. The weighted average price includes any commissions paid to brokers during the quarter.
(c)On August 2, 2022, we announced that our board of directors had approved a $5.0 billion share repurchase authorization. On January 31, 2023, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization. On May 2, 2023, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization. These share repurchase authorizations have no expiration date.
(d)Includes the payment of any commissions paid to brokers during the quarter.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated April 26, 2023	8-K	3.2	4/27/2023	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021	10-Q	3.2	11/2/2021	001-35054
10.1	Marathon Petroleum Thrift Plan	10-K	10.50	2/23/2023	001-35054
10.2	Form of 2023 MPLX LP Phantom Unit Award Agreement	10-K	10.52	2/23/2023	001-35054
10.3	First Amendment to Marathon Petroleum Thrift Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2023	MARATHON PETROLEUM CORPORATION

	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn Senior Vice President and Controller