Form 10-Q
period 2023-06-30
Marathon Petroleum Corp
filed 2023-08-01
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 399,844,048 shares of Marathon Petroleum Corporation common stock outstanding as of July 26, 2023.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues and other income:
Sales and other operating revenues	$36,343	$53,795	$71,207	$91,853
Income from equity method investments	199	147	332	289
Net gain on disposal of assets	13	39	16	21
Other income	269	257	346	459
Total revenues and other income	36,824	54,238	71,901	92,622

Costs and expenses:
Cost of revenues (excludes items below)	31,762	44,207	61,056	79,275
Depreciation and amortization	834	819	1,634	1,624
Selling, general and administrative expenses	704	694	1,395	1,297
Other taxes	219	190	450	382
Total costs and expenses	33,519	45,910	64,535	82,578

Income from operations	3,305	8,328	7,366	10,044
Net interest and other financial costs	142	312	296	574
Income before income taxes	3,163	8,016	7,070	9,470
Provision for income taxes	583	1,799	1,406	2,081
Net income	2,580	6,217	5,664	7,389
Less net income attributable to:
Redeemable noncontrolling interest	23	21	46	42
Noncontrolling interests	331	323	668	629
Net income attributable to MPC	$2,226	$5,873	$4,950	$6,718

Per share data (See Note 7)
Basic:
Net income attributable to MPC per share	$5.34	$11.03	$11.49	$12.24
Weighted average shares outstanding	417	532	430	549

Diluted:
Net income attributable to MPC per share	$5.32	$10.95	$11.44	$12.15
Weighted average shares outstanding	419	536	432	553
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Net income	$2,580	$6,217	$5,664	$7,389
Defined benefit plans:
Actuarial changes, net of tax of $(2), $7, $(1) and $11, respectively	(6)	21	(4)	33
Prior service, net of tax of $(4), $(4), $(8) and $(8), respectively	(12)	(12)	(25)	(25)
Other, net of tax of $(1), $—, $(1) and $(2), respectively	(3)	—	(3)	(6)
Other comprehensive income (loss)	(21)	9	(32)	2
Comprehensive income	2,559	6,226	5,632	7,391
Less comprehensive income attributable to:
Redeemable noncontrolling interest	23	21	46	42
Noncontrolling interests	331	323	668	629
Comprehensive income attributable to MPC	$2,205	$5,882	$4,918	$6,720
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(Millions of dollars, except share data)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$7,345	$8,625
Short-term investments	4,109	3,145
Receivables, less allowance for doubtful accounts of $54 and $29, respectively	10,274	13,477
Inventories	9,536	8,827
Other current assets	949	1,168
Total current assets	32,213	35,242
Equity method investments	6,665	6,466
Property, plant and equipment, net	35,059	35,657
Goodwill	8,244	8,244
Right of use assets	1,288	1,214
Other noncurrent assets	2,973	3,081
Total assets	$86,442	$89,904

Liabilities
Accounts payable	$13,052	$15,312
Payroll and benefits payable	712	967
Accrued taxes	1,160	1,140
Debt due within one year	72	1,066
Operating lease liabilities	423	368
Other current liabilities	2,047	1,167
Total current liabilities	17,466	20,020
Long-term debt	27,211	25,634
Deferred income taxes	5,913	5,904
Defined benefit postretirement plan obligations	1,181	1,114
Long-term operating lease liabilities	859	841
Deferred credits and other liabilities	1,244	1,304
Total liabilities	53,874	54,817

Commitments and contingencies (see Note 23)
Redeemable noncontrolling interest	968	968

Equity
Preferred stock, no shares issued and outstanding (par value $0.00 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 992 million and 990 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 587 million and 536 million shares	(38,119)	(31,841)
Additional paid-in capital	33,411	33,402
Retained earnings	30,442	26,142
Accumulated other comprehensive income (loss)	(30)	2
Total MPC stockholders’ equity	25,714	27,715
Noncontrolling interests	5,886	6,404
Total equity	31,600	34,119
Total liabilities, redeemable noncontrolling interest and equity	$86,442	$89,904
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Millions of dollars)	2023	2022
Operating activities:
Net income	$5,664	$7,389
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	(27)	33
Depreciation and amortization	1,634	1,624
Pension and other postretirement benefits, net	25	117
Deferred income taxes	22	(92)
Net gain on disposal of assets	(16)	(21)
Income from equity method investments	(332)	(289)
Distributions from equity method investments	429	336
Changes in income tax receivable	46	11
Changes in the fair value of derivative instruments	88	(169)
Changes in:
Current receivables	3,238	(6,282)
Inventories	(708)	(2,979)
Current accounts payable and accrued liabilities	(1,861)	10,106
Right of use assets and operating lease liabilities, net	(1)	2
All other, net	(160)	(277)
Cash provided by operating activities - continuing operations	8,041	9,509
Cash used in operating activities - discontinued operations	—	(44)
Net cash provided by operating activities	8,041	9,465

Investing activities:
Additions to property, plant and equipment	(938)	(993)
Acquisitions, net of cash acquired	—	(74)
Disposal of assets	24	72
Investments – acquisitions and contributions	(296)	(160)
– redemptions, repayments and return of capital	—	—
Purchases of short-term investments	(4,723)	(2,581)
Sales of short-term investments	1,583	1,075
Maturities of short-term investments	2,231	2,811
All other, net	423	470
Net cash provided by (used in) investing activities	(1,696)	620

Financing activities:
Long-term debt – borrowings	1,589	2,385
– repayments	(1,043)	(1,237)
Debt issuance costs	(15)	(16)
Issuance of common stock	27	167
Common stock repurchased	(6,248)	(6,177)
Dividends paid	(653)	(643)
Distributions to noncontrolling interests	(635)	(599)
Repurchases of noncontrolling interests	—	(135)
Redemption of noncontrolling interests - preferred units	(600)	—

	Six Months Ended June 30,
(Millions of dollars)	2023	2022
All other, net	(49)	(41)
Net cash used in financing activities	(7,627)	(6,296)

Net change in cash, cash equivalents and restricted cash	(1,282)	3,789
Cash, cash equivalents and restricted cash at beginning of period(a)	8,631	5,294
Cash, cash equivalents and restricted cash at end of period(a)	$7,349	$9,083

(a)Restricted cash is included in other current assets on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	990	$10	(536)	$(31,841)	$33,402	$26,142	$2	$6,404	$34,119	$968
Net income	—	—	—	—	—	2,724	—	337	3,061	23
Dividends declared on common stock ($0.75 per share)	—	—	—	—	—	(336)	—	—	(336)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(306)	(306)	(23)
Other comprehensive loss	—	—	—	—	—	—	(11)	—	(11)	—
Shares repurchased	—	—	(25)	(3,238)	—	—	—	—	(3,238)	—
Share-based compensation	1	—	—	—	3	—	—	—	3	—
Equity transactions of MPLX	—	—	—	—	3	(2)	—	(598)	(597)	—
Balance as of March 31, 2023	991	$10	(561)	$(35,079)	$33,408	$28,528	$(9)	$5,837	$32,695	$968
Net income	—	—	—	—	—	2,226	—	331	2,557	23
Dividends declared on common stock ($0.75 per share)	—	—	—	—	—	(312)	—	—	(312)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(283)	(283)	(23)
Other comprehensive loss	—	—	—	—	—	—	(21)	—	(21)	—
Shares repurchased	—	—	(26)	(3,040)	—	—	—	—	(3,040)	—
Share-based compensation	1	—	—	—	3	—	—	1	4	—
Equity transactions of MPLX	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2023	992	$10	(587)	$(38,119)	$33,411	$30,442	$(30)	$5,886	$31,600	$968

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	984	$10	(405)	$(19,904)	$33,262	$12,905	$(67)	$6,410	$32,616	$965
Net income	—	—	—	—	—	845	—	306	1,151	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(330)	—	—	(330)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(290)	(290)	(21)
Other comprehensive loss	—	—	—	—	—	—	(7)	—	(7)	—
Shares repurchased	—	—	(37)	(2,807)	—	—	—	—	(2,807)	—
Share-based compensation	3	—	—	—	90	—	—	(1)	89	—
Equity transactions of MPLX	—	—	—	—	(25)	—	—	(63)	(88)	—
Balance as of March 31, 2022	987	$10	(442)	$(22,711)	$33,327	$13,420	$(74)	$6,362	$30,334	$965
Net income	—	—	—	—	—	5,873	—	323	6,196	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(310)	—	—	(310)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(267)	(267)	(21)
Other comprehensive income	—	—	—	—	—	—	9	—	9	—
Shares repurchased	—	—	(34)	(3,285)	—	—	—	—	(3,285)	—
Share-based compensation	2	—	—	(4)	71	—	—	2	69	—
Equity transactions of MPLX	—	—	—	—	(20)	—	—	(22)	(42)	—
Balance as of June 30, 2022	989	$10	(476)	$(26,000)	$33,378	$18,983	$(65)	$6,398	$32,704	$965
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.
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
3. Short-Term Investments
Investments Components
The components of investments were as follows:

	June 30, 2023
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$2,088	$—	$(1)	$2,087	$447	$1,640
Certificates of deposit and time deposits	Level 2	3,340	—	(1)	3,339	2,562	777
U.S. government securities	Level 1	1,965	—	(4)	1,961	309	1,652
Corporate notes and bonds	Level 2	40	—	—	40	—	40
Total available-for-sale debt securities		$7,433	$—	$(6)	$7,427	$3,318	$4,109
Cash					4,027	4,027	—
Total					$11,454	$7,345	$4,109

	December 31, 2022
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$3,074	$—	$(1)	$3,073	$1,106	$1,967
Certificates of deposit and time deposits	Level 2	2,093	—	—	2,093	1,500	593
U.S. government securities	Level 1	1,071	—	—	1,071	498	573
Corporate notes and bonds	Level 2	66	—	—	66	54	12
Total available-for-sale debt securities		$6,304	$—	$(1)	$6,303	$3,158	$3,145
Cash					5,467	5,467	—
Total					$11,770	$8,625	$3,145
Our investment policy includes concentration limits and credit rating requirements which limits our investments to high quality, short term and highly liquid securities.
Realized gains/losses were not material. All of our available-for-sale debt securities held as of June 30, 2023 mature within one year or less or are readily available for use.
4. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of June 30, 2023, we owned approximately 65 percent of the outstanding MPLX common units.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Number of common units repurchased	—	1	—	4
Cash paid for common units repurchased	$—	$35	$—	$135
Average cost per unit	$—	$33.74	$—	$32.48
As of June 30, 2023, MPLX had approximately $846 million remaining under its unit repurchase authorization.
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

Agreements
We have various long-term, fee-based commercial agreements with MPLX. Under these agreements, MPLX provides transportation, storage, distribution and marketing services to us. With certain exceptions, these agreements generally contain minimum volume commitments. These transactions are eliminated in consolidation but are reflected as intersegment transactions between our Refining & Marketing and Midstream segments. We also have agreements with MPLX that establish fees for operational and management services provided between us and MPLX and for executive management services and certain general and administrative services provided by us to MPLX. These transactions are eliminated in consolidation but are reflected as intersegment transactions between corporate and our Midstream segment.
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Increase (decrease) due to change in ownership	$—	$(13)	$1	$(50)
Tax impact	—	(7)	2	5
Increase (decrease) in MPC's additional paid-in capital, net of tax	$—	$(20)	$3	$(45)
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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$755	$238
Receivables, less allowance for doubtful accounts	728	747
Inventories	146	148
Other current assets	52	56
Equity method investments	4,124	4,095
Property, plant and equipment, net	18,692	18,848
Goodwill	7,645	7,645
Right of use assets	281	283
Other noncurrent assets	1,611	1,664

Liabilities
Accounts payable	$588	$664
Payroll and benefits payable	—	4
Accrued taxes	82	67
Debt due within one year	1	988
Operating lease liabilities	49	46
Other current liabilities	331	338
Long-term debt	20,405	18,808
Deferred income taxes	13	13
Long-term operating lease liabilities	228	230
Deferred credits and other liabilities	385	366
6. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Sales to related parties	$263	$21	$452	$40
Purchases from related parties	480	297	791	579
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income	$2,580	$6,217	$5,664	$7,389
Net income attributable to noncontrolling interest	(354)	(344)	(714)	(671)
Net income allocated to participating securities	(1)	(3)	(3)	(3)
Redemption of preferred units	—	—	(2)	—
Income available to common stockholders	$2,225	$5,870	$4,945	$6,715

Weighted average common shares outstanding:
Basic	417	532	430	549
Effect of dilutive securities	2	4	2	4
Diluted	419	536	432	553

Income available to common stockholders per share:
Basic:
Net income attributable to MPC per share	$5.34	$11.03	$11.49	$12.24

Diluted:
Net income attributable to MPC per share	$5.32	$10.95	$11.44	$12.15
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Shares issuable under share-based compensation plans	—	—	—	—
8. Equity
In May 2021, MPC announced the authorization of a share repurchase program of up to $7.1 billion. Subsequently, in February 2022, MPC announced a $5.0 billion share repurchase authorization. Both these authorizations were utilized in 2022.
In August 2022, MPC announced a $5.0 billion share repurchase authorization and announced additional $5.0 billion share repurchase authorizations in both January 2023 and in May 2023. As of June 30, 2023, $7.12 billion remained available for repurchase under these authorizations. These authorizations have no expiration date.
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

Total share repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Number of shares repurchased	26	34	51	71
Cash paid for shares repurchased	$3,068	$3,331	$6,248	$6,177
Average cost per share(a)	$117.62	$95.46	$122.07	$85.31
(a)    The average cost per share for the 2023 period includes a 1% excise tax on share repurchases resulting from the Inflation Reduction Act of 2022.
The number of shares repurchased shown above and the amount remaining available under the share repurchase authorizations reflect the repurchase of 540,000 common shares for $63 million that were transacted in the second quarter of 2023 and settled in the third quarter of 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$3,163	$7,760	$7,016	$9,134
Midstream	1,532	1,456	3,062	2,859
Total reportable segments	$4,695	$9,216	$10,078	$11,993

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$4,695	$9,216	$10,078	$11,993
Corporate	(164)	(156)	(329)	(294)
Refining planned turnaround costs	(392)	(151)	(749)	(296)
Renewable volume obligation requirements	—	238	—	238
Litigation	—	—	—	27
Depreciation and amortization	(834)	(819)	(1,634)	(1,624)
Net interest and other financial costs	(142)	(312)	(296)	(574)
Income before income taxes	$3,163	$8,016	$7,070	$9,470

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$35,167	$52,300	$68,830	$89,092
Intersegment revenues	21	47	48	83
Refining & Marketing segment revenues	35,188	52,347	68,878	89,175

Midstream
Revenues from external customers(a)	1,176	1,495	2,377	2,761
Intersegment revenues	1,347	1,308	2,709	2,555
Midstream segment revenues	2,523	2,803	5,086	5,316

Total segment revenues	37,711	55,150	73,964	94,491
Less: intersegment revenues	1,368	1,355	2,757	2,638
Consolidated sales and other operating revenues(a)	$36,343	$53,795	$71,207	$91,853
(a)Includes related party sales. See Note 6 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Income (loss) from equity method investments
Refining & Marketing	$17	$6	$(19)	$18
Midstream	182	141	351	271
Corporate	—	—	—	—
Consolidated income from equity method investments	$199	$147	$332	$289

Depreciation and amortization
Refining & Marketing	$484	$475	$948	$936
Midstream	331	330	648	661
Corporate	19	14	38	27
Consolidated depreciation and amortization	$834	$819	$1,634	$1,624

Capital expenditures
Refining & Marketing	$243	$315	$664	$559
Midstream	273	222	514	505
Segment capital expenditures and investments	516	537	1,178	1,064
Less investments in equity method investees	89	48	296	160
Plus:
Corporate	33	15	40	38
Capitalized interest	13	25	34	48
Consolidated capital expenditures(a)	$473	$529	$956	$990
(a)Includes changes in capital expenditure accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the six months ended June 30, 2023 and 2022 as reported in the consolidated statements of cash flows.
10. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Interest income	$(119)	$(18)	$(240)	$(23)
Interest expense	329	324	663	634
Interest capitalized	(13)	(25)	(36)	(48)
Pension and other postretirement non-service costs(a)	(25)	32	(48)	11
Loss on extinguishment of debt	—	—	9	—
Investments - net premium (discount) amortization	(31)	(5)	(59)	(6)
Other financial costs	1	4	7	6
Net interest and other financial costs	$142	$312	$296	$574
(a)See Note 22.
11. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $583 million and $1.41 billion for the three and six months ended June 30, 2023, respectively, which was lower than the U.S. statutory rate primarily due to net income attributable to noncontrolling interests, a benefit related to foreign derived intangible income, offset by state taxes.
We recorded a combined federal, state and foreign income tax provision of $1.80 billion and $2.08 billion for the three and six months ended June 30, 2022, respectively, which was higher than the U.S. statutory rate primarily due to state taxes offset by net income attributable to noncontrolling interests.

12. Inventories

(Millions of dollars)	June 30, 2023	December 31, 2022
Crude oil	$3,279	$3,047
Refined products	5,254	4,748
Materials and supplies	1,003	1,032
Total	$9,536	$8,827
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
The excess of the $62 million fair value over the $25 million book value of our 51 percent ownership interest in Watson Cogeneration Company resulted in a $37 million gain, which is included in the net gain on disposal of assets line of the accompanying consolidated statements of income.
14. Property, Plant and Equipment (PP&E)

	June 30, 2023			December 31, 2022
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$32,712	$17,576	$15,136	$32,292	$16,745	$15,547
Midstream	28,043	8,689	19,354	27,659	8,118	19,541
Corporate	1,589	1,020	569	1,550	981	569
Total	$62,344	$27,285	$35,059	$61,501	$25,844	$35,657

15. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2023
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$338	$10	$—	$(330)	$18	$53
Liabilities:
Commodity contracts	$361	$—	$—	$(361)	$—	$—
Embedded derivatives in commodity contracts	—	—	53	—	53	—

	December 31, 2022
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$310	$—	$—	$(243)	$67	$100
Liabilities:
Commodity contracts	$301	$—	$—	$(301)	$—	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2023, cash collateral of $31 million was netted with mark-to-market derivative liabilities. As of December 31, 2022, cash collateral of $58 million was netted with mark-to-market derivative liabilities.
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
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at June 30, 2023 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.54 to $1.34 per gallon with a weighted average of $0.72 per gallon and (2) the probability of renewal of 100 percent for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Beginning balance	$58	$99	$61	$108
Unrealized and realized gain included in net income	(3)	(4)	(3)	(8)
Settlements of derivative instruments	(2)	(3)	(5)	(8)
Ending balance	$53	$92	$53	$92

The amount of total gain for the period included in earnings attributable to the change in unrealized losses relating to liabilities still held at the end of period:	$(3)	$(3)	$(3)	$(8)

Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $26.9 billion and $24.5 billion at June 30, 2023, respectively, and approximately $26.3 billion and $24.0 billion at December 31, 2022, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of June 30, 2023 and December 31, 2022 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	June 30, 2023		December 31, 2022
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$348	$361	$310	$301
Other current liabilities(a)	—	7	—	10
Deferred credits and other liabilities(a)	—	46	—	51
(a)     Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products, soybean oil and propane as of June 30, 2023.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	53.1%	74,081	79,120
Refined products	86.9%	15,695	14,661
Blending products	49.6%	1,958	4,433
Soybean oil	76.6%	4,610	5,150
Over-the-counter
Propane	50.5%	—	809
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 20,150 long and 20,500 short; Refined products - 2,449 long and 995 short. There are no spread contracts for blending products or soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2023	2022	2023	2022
Sales and other operating revenues	$8	$—	$10	$—
Cost of revenues	50	17	111	(325)
Other income	—	(1)	1	1
Total	$58	$16	$122	$(324)
17. Debt
Our outstanding borrowings at June 30, 2023 and December 31, 2022 consisted of the following:

(Millions of dollars)	June 30, 2023	December 31, 2022
Marathon Petroleum Corporation:
Senior notes	$6,449	$6,449
Notes payable	1	1
Finance lease obligations	493	522
Total	6,943	6,972

MPLX LP:
Senior notes	20,700	20,100
Finance lease obligations	7	8
Total	20,707	20,108

Total debt	27,650	27,080
Unamortized debt issuance costs	(150)	(142)
Unamortized discount, net of unamortized premium	(217)	(238)
Amounts due within one year	(72)	(1,066)
Total long-term debt due after one year	$27,211	$25,634

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

Available Capacity under our Credit Facilities as of June 30, 2023

(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	July 2027
MPC trade receivables securitization facility(a)	100	—	100	—	—	September 2023

MPLX
MPLX bank revolving credit facility	2,000	—	—	2,000	—%	July 2027
(a)    The committed borrowing and letter of credit issuance capacity of the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of June 30, 2023, letters of credit in the total amount of $386 million were issued and outstanding under the facility to secure contracts awarded by the Department of Energy to purchase crude oil from the Strategic Petroleum Reserve.
18. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Refining & Marketing
Refined products	$32,864	$48,864	$64,787	$82,457
Crude oil	1,875	2,976	3,205	5,865
Services and other	428	460	838	770
Total revenues from external customers	35,167	52,300	68,830	89,092

Midstream
Refined products	377	698	797	1,195
Services and other	799	797	1,580	1,566
Total revenues from external customers	1,176	1,495	2,377	2,761

Sales and other operating revenues	$36,343	$53,795	$71,207	$91,853
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of June 30, 2023, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at June 30, 2023 include matching buy/sell receivables of $4.55 billion.

19. Supplemental Cash Flow Information

	Six Months Ended June 30,
(Millions of dollars)	2023	2022
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$584	$519
Net income taxes paid to (received from) taxing authorities	1,400	1,123
Non-cash investing and financing activities:
Book value of equity method investment(a)	—	25
(a)    Represents the book value of MPC’s equity method investment in Watson Cogeneration Company at June 1, 2022. See Note 13 for additional information.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(Millions of dollars)	2023	2022
Additions to property, plant and equipment per the consolidated statements of cash flows	$938	$993
Increase (decrease) in capital accruals	18	(3)
Total capital expenditures	$956	$990
20. Other Current Liabilities
The following summarizes the components of other current liabilities:

(Millions of dollars)	June 30, 2023	December 31, 2022
Environmental credits liability	$1,135	$429
Accrued interest payable	325	315
Other current liabilities	587	423
Total other current liabilities	$2,047	$1,167
21. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2021	$(117)	$49	$1	$(67)
Other comprehensive gain (loss) before reclassifications, net of tax of $(8)	(19)	3	(6)	(22)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(23)	(11)	—	(34)
Amortization of actuarial loss(a)	7	3	—	10
Settlement loss(a)	56	—	—	56
Tax effect	(10)	2	—	(8)
Other comprehensive income (loss)	11	(3)	(6)	2
Balance as of June 30, 2022	$(106)	$46	$(5)	$(65)

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2022	$(163)	$165	$—	$2
Other comprehensive gain (loss) before reclassifications, net of tax of $0	(4)	3	(3)	(4)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(22)	(11)	—	(33)
Amortization of actuarial gain(a)	(3)	—	—	(3)
Settlement loss(a)	(2)	—	—	(2)
Tax effect	7	3	—	10
Other comprehensive loss	(24)	(5)	(3)	(32)
Balance as of June 30, 2023	$(187)	$160	$(3)	$(30)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 22.
22. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Pension Benefits
Service cost	$48	$65	$97	$133
Interest cost	29	24	58	47
Expected return on plan assets	(42)	(37)	(84)	(78)
Amortization of prior service credit	(11)	(12)	(22)	(23)
Amortization of actuarial (gain) loss	(1)	3	(3)	7
Settlement loss	(2)	54	(2)	56
Net periodic pension benefit cost	$21	$97	$44	$142

Other Benefits
Service cost	$5	$5	$10	$13
Interest cost	8	5	16	10
Amortization of prior service credit	(6)	(6)	(11)	(11)
Amortization of actuarial loss	—	1	—	3
Net periodic other benefit cost	$7	$5	$15	$15
The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the six months ended June 30, 2023, we made no contributions to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $7 million and $27 million, respectively, during the six months ended June 30, 2023.
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
At June 30, 2023 and December 31, 2022, accrued liabilities for remediation totaled $374 million and $387 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $5 million at both June 30, 2023 and December 31, 2022.
Governmental and other entities in various states have filed climate-related lawsuits against numerous energy companies, including MPC. The lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. We are currently subject to such proceedings in federal or state courts in California, Delaware, Maryland, Hawaii, Rhode Island, South Carolina and Oregon. Similar lawsuits may be filed in other jurisdictions. At this early stage, the ultimate outcome of these matters remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of June 30, 2023.
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
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the pipeline were temporarily shut down, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the permit and/or return the pipeline into operation. If the vacatur of the easement permit results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2023, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.
Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of June 30, 2023, our maximum potential undiscounted payments under this arrangement were $97 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $124 million as of June 30, 2023, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, and leases of assets containing general lease indemnities and guaranteed residual values.
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
EXECUTIVE SUMMARY
Business Update
Our results through the first six months of 2023 as compared to the first six months of 2022, were unfavorably impacted by market prices, however, the demand environment in which our business operates remains strong. Supply has remained constrained for a variety of reasons, including, but not limited to, effects from refinery closures and disruptions in the crude oil and petroleum-based products markets resulting from the Russia-Ukraine conflict. We are unable to predict the potential effects that the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions or market disruptions, may have on our financial position and results. It remains uncertain how long these conditions may last or how severe they may become.
In March 2023, the California legislature adopted Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, SBx1-2), which authorizes the California Energy Commission (“CEC”) to establish a “maximum gross gasoline refining margin” with respect to certain of our refining activities in California, as well as establish fees for refiners for exceeding this margin. The law further expands on existing reporting requirements for refiners to the CEC. It is uncertain whether, or when, the CEC will establish a maximum gross gasoline refining margin and impose associated fees. We will evaluate the impact that SBx1-2 and any associated forthcoming CEC regulations may have on our current or anticipated future operations in California and results of operations when the regulations have been promulgated.
Strategic Updates
South Texas Gateway Terminal LLC
On June 15, 2023, MPC agreed to sell its 25 percent interest in South Texas Gateway Terminal LLC (“South Texas Gateway”) to an affiliate of Gibson Energy Inc. (“Gibson Energy”). Pursuant to the purchase agreement, Gibson Energy agreed to pay $1.1 billion in cash, subject to closing adjustments, to acquire 100 percent of the membership interests of South Texas Gateway from MPC and its other members. South Texas Gateway owns an oil export facility in the U.S. Gulf Coast. The terminal is operated by a third party. The carrying value of MPC’s 25 percent interest at June 30, 2023 was $167 million. The deal is expected to close in the third quarter.

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
Share Repurchase Authorization
On May 2, 2023, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization in addition to the $5.0 billion share repurchase authorization announced on January 31, 2023. Future repurchases under these authorizations will depend on the macro environment, cash available after opportunities for capital investment and growth of the business and market conditions. The authorizations have no expiration date. As of June 30, 2023, MPC had $7.12 billion remaining under its share repurchase authorizations.
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
Select results are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$3,163	$7,760	$7,016	$9,134
Midstream	1,532	1,456	3,062	2,859
Total reportable segments	$4,695	$9,216	$10,078	$11,993

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$4,695	$9,216	$10,078	$11,993
Corporate	(164)	(156)	(329)	(294)
Refining planned turnaround costs	(392)	(151)	(749)	(296)
Renewable volume obligation requirements	—	238	—	238
Litigation	—	—	—	27
Depreciation and amortization	(834)	(819)	(1,634)	(1,624)
Net interest and other financial costs	(142)	(312)	(296)	(574)
Income before income taxes	$3,163	$8,016	$7,070	$9,470

Net income attributable to MPC per diluted share	$5.32	$10.95	$11.44	$12.15

Net income attributable to MPC was $2.23 billion, or $5.32 per diluted share, in the second quarter of 2023 compared to $5.87 billion, or $10.95 per diluted share, for the second quarter of 2022 and $4.95 billion, or $11.44 per diluted share, in the first six months of 2023 compared to $6.72 billion, or $12.15 per diluted share, in the first six months of 2022. The decreases in net income attributable to MPC were largely due to lower Refining & Marketing margins.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the second quarter of 2023 as compared to the second quarter of 2022 and the first six months of 2023 compared to the first six months of 2022.
MPLX
We owned approximately 647 million MPLX common units as of June 30, 2023, with a market value of $21.97 billion based on the June 30, 2023 closing price of $33.94 per common unit. On July 25, 2023, MPLX declared a quarterly cash distribution of $0.7750 per common unit payable on August 14, 2023, to unitholders of record on August 4, 2023. As a result, MPC’s portion of this distribution is approximately $502 million.
We received limited partner distributions of $1.0 billion from MPLX in the six months ended June 30, 2023 and $913 million in the six months ended June 30, 2022.
During the six months ended June 30, 2023, no MPLX units were repurchased. As of June 30, 2023, approximately $846 million remained available under the authorization for future unit repurchases.
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
OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment adjusted EBITDA depends largely on our refinery throughput, Refining & Marketing margin, refining operating costs and distribution costs.
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

(Millions of dollars)
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
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
Revenues and other income:
Sales and other operating revenues	$36,343	$53,795	$(17,452)	$71,207	$91,853	$(20,646)
Income from equity method investments	199	147	52	332	289	43
Net gain on disposal of assets	13	39	(26)	16	21	(5)
Other income	269	257	12	346	459	(113)
Total revenues and other income	36,824	54,238	(17,414)	71,901	92,622	(20,721)
Costs and expenses:
Cost of revenues (excludes items below)	31,762	44,207	(12,445)	61,056	79,275	(18,219)
Depreciation and amortization	834	819	15	1,634	1,624	10
Selling, general and administrative expenses	704	694	10	1,395	1,297	98
Other taxes	219	190	29	450	382	68
Total costs and expenses	33,519	45,910	(12,391)	64,535	82,578	(18,043)
Income from operations	3,305	8,328	(5,023)	7,366	10,044	(2,678)
Net interest and other financial costs	142	312	(170)	296	574	(278)
Income before income taxes	3,163	8,016	(4,853)	7,070	9,470	(2,400)
Provision for income taxes	583	1,799	(1,216)	1,406	2,081	(675)
Net income	2,580	6,217	(3,637)	5,664	7,389	(1,725)
Less net income attributable to:
Redeemable noncontrolling interest	23	21	2	46	42	4
Noncontrolling interests	331	323	8	668	629	39
Net income attributable to MPC	$2,226	$5,873	$(3,647)	$4,950	$6,718	$(1,768)
Second Quarter 2023 Compared to Second Quarter 2022
Net income attributable to MPC decreased $3.65 billion in the second quarter of 2023 compared to the second quarter of 2022 primarily due to lower Refining & Marketing margins in the second quarter of 2023.
Revenues and other income decreased $17.41 billion primarily due to:
•decreased sales and other operating revenues of $17.45 billion primarily due to decreased Refining & Marketing segment average refined product sales prices of $1.13 per gallon and decreased refined product sales volumes of 34 mbpd; and
•increased income from equity method investments of $52 million primarily due to increased income from Midstream equity affiliates.

Costs and expenses decreased $12.39 billion primarily due to decreased cost of revenues of $12.45 billion mainly due to lower crude oil costs, partially offset by insignificant items in selling, general and administrative expenses and other taxes.
Net interest and other financial costs decreased $170 million largely due to increased interest income and decreased pension non-service costs, partially offset by increased interest expense due to higher MPLX borrowings.
We recorded a combined federal, state and foreign income tax provision of $583 million for the three months ended June 30, 2023, which was lower than the U.S. statutory rate primarily due to net income attributable to noncontrolling interests, a benefit related to foreign derived intangible income, offset by state taxes. We recorded a combined federal, state and foreign income tax provision of $1.80 billion for the three months ended June 30, 2022, which was higher than the U.S. statutory rate primarily due to state taxes offset by net income attributable to noncontrolling interests.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net income attributable to MPC decreased $1.77 billion in the first six months of 2023 compared to the first six months of 2022 primarily due to lower Refining & Marketing margins in the first six months of 2023.
Revenues and other income decreased $20.72 billion primarily due to:
•decreased sales and other operating revenues of $20.65 billion primarily due to decreased Refining & Marketing segment average refined product sales prices of $0.68 per gallon, partially offset by increased refined product sales volumes of 12 mbpd;
•increased income from equity method investments of $43 million largely due to increased income from Midstream equity affiliates, partially offset by decreased income from Refining & Marketing equity affiliates; and
•decreased other income of $113 million primarily due to lower income on RIN sales.
Costs and expenses decreased $18.04 billion primarily due to:
•decreased cost of revenues of $18.22 billion primarily due to lower crude oil costs;
•increased selling, general and administrative expenses of $98 million primarily due to increased salaries and employee related expenses, contract services and technology and communication expenses, partially offset by decreased employee benefit costs, credit card processing fees and insurance expenses; and
•increased other taxes of $68 million primarily due to the reinstated Petroleum Superfund Tax which was effective January 1, 2023.
Net interest and other financial costs decreased $278 million largely due to increased interest income and decreased pension non-service costs, partially offset by increased interest expense due to higher MPLX borrowings.
We recorded a combined federal, state and foreign income tax expense of $1.41 billion for the six months ended June 30, 2023, which was lower than the U.S. statutory rate primarily due to net income attributable to noncontrolling interests, a benefit related to foreign derived intangible income, offset by state taxes. We recorded a combined federal, state and foreign income tax expense of $2.08 billion for the six months ended June 30, 2022, which was higher than the U.S. statutory rate primarily due to state taxes offset by net income attributable to noncontrolling interests.
Net income attributable to noncontrolling interests increased $39 million primarily due to an increase in MPLX’s net income in the first six months of 2023.
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

The following shows the percentage of segment adjusted EBITDA by segment for the six months ended June 30, 2023 and 2022.

Refining & Marketing
The following includes key financial and operating data for the second quarter of 2023 compared to the second quarter of 2022 and the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,925	3,069	2,881	2,952
Refining & Marketing margin per barrel(a)(b)	$22.10	$37.54	$24.08	$26.93
Less:
Refining operating costs per barrel(c)	5.15	5.19	5.41	5.20
Distribution costs per barrel	5.15	4.76	5.21	4.77
Other income per barrel(d)	(0.08)	(0.20)	0.01	(0.14)
Refining & Marketing segment adjusted EBITDA per barrel	$11.88	$27.79	$13.45	$17.10
Less:
Refining planned turnaround costs per barrel	1.47	0.54	1.43	0.56
Depreciation and amortization per barrel	1.82	1.70	1.82	1.75
Refining & Marketing segment income per barrel	$8.59	$25.55	$10.20	$14.79
Fees paid to MPLX per barrel included in distribution costs above	$3.55	$3.30	$3.61	$3.38
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$2.44	$3.55	$2.41	$3.07
Chicago ULSD	2.44	3.97	2.59	3.41
USGC CBOB unleaded regular gasoline	2.35	3.41	2.37	3.05
USGC ULSD	2.39	3.99	2.63	3.49
LA CARBOB	2.76	3.91	2.74	3.47
LA CARB diesel	2.39	4.07	2.65	3.56

Market Indicators (dollars per barrel)
WTI	$73.56	$108.52	$74.77	$101.77
MEH	74.69	109.96	76.22	103.36
ANS	78.43	112.54	78.73	104.43
Crack Spreads:
Mid-Continent WTI 3-2-1	$21.48	$38.96	$21.94	$26.05
USGC MEH 3-2-1	16.59	33.67	18.89	24.31
West Coast ANS 3-2-1	24.49	46.30	27.06	36.38
Blended 3-2-1(a)	20.13	38.31	21.75	27.42

Crude Oil Differentials:
Sweet	$(0.34)	$0.35	$(0.03)	$0.23
Sour	(5.77)	(5.03)	(7.50)	(4.95)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/40/20 percent in 2023 and 2022.
Second Quarter 2023 Compared to Second Quarter 2022
Refining & Marketing segment revenues decreased $17.16 billion primarily due to decreased average refined product sales prices of $1.13 per gallon and decreased refined product sales volumes of 34 mbpd.
Net refinery throughput decreased 144 mbpd during the second quarter of 2023.
Refining & Marketing segment adjusted EBITDA decreased $4.60 billion primarily due to decreases in per barrel margins and throughput and increased distribution costs, excluding depreciation and amortization, partially offset by decreased refining operating costs, excluding depreciation and amortization. Refining & Marketing segment adjusted EBITDA was $11.88 per barrel for the second quarter of 2023, versus $27.79 per barrel for the second quarter of 2022.
Refining & Marketing margin was $22.10 per barrel for the second quarter of 2023 compared to $37.54 per barrel for the second quarter of 2022. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $5 billion on Refining & Marketing margin for the second quarter of 2023 compared to the second quarter of 2022, primarily due to narrower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $300 million on Refining & Marketing segment income in the second quarter of 2023 compared to the second quarter of 2022.
For the three months ended June 30, 2023, refining operating costs, excluding depreciation and amortization, decreased $77 million, or $0.04 per barrel, largely due to lower energy costs, partially offset by project expense associated with higher turnaround activity and routine maintenance expense.

Distribution costs, excluding depreciation and amortization, increased $42 million, or $0.39 per barrel, and include fees paid to MPLX of $946 million and $922 million for the second quarter of 2023 and 2022, respectively. The increase was primarily due to higher pipeline tariff rates and logistics fee escalations.
Refining planned turnaround costs increased $241 million, or $0.93 per barrel, due to the scope and timing of turnaround activity.
Depreciation and amortization increased $9 million, or $0.12 per barrel.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $694 million and $730 million, net of benefits related to retroactive changes in renewable volume obligation requirements, in the second quarter of 2023 and 2022, respectively. The RINs expense is included in Refining & Marketing margin. The decrease in the second quarter of 2023 was primarily due to increased RINs acquired with purchased product from third parties and the Martinez Renewable Fuels joint venture.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Refining & Marketing segment revenues decreased $20.30 billion primarily due to decreased average refined product sales prices of $0.68 per gallon, partially offset by increased refined product sales volumes of 12 mbpd.
Net refinery throughput decreased 71 mbpd in the first six months of 2023.
Refining & Marketing segment adjusted EBITDA decreased $2.12 billion primarily driven by decreases in per barrel margins and throughput and increased distribution costs and refining operating costs, both excluding depreciation and amortization. Refining & Marketing segment adjusted EBITDA was $13.45 per barrel for the first six months of 2023, versus $17.10 per barrel for the first six months of 2022.
Refining & Marketing margin was $24.08 per barrel for the first six months of 2023 compared to $26.93 per barrel for the first six months of 2022. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $2 billion on Refining & Marketing margin for the first six months of 2023 compared to the first six months of 2022, primarily due to narrower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $600 million on Refining & Marketing segment income in the first six months of 2023 compared to the first six months of 2022.
For the six months ended June 30, 2023, refining operating costs, excluding depreciation and amortization, increased $43 million, or $0.21 per barrel, largely due to project expense associated with higher turnaround activity, partially offset by lower energy costs.
Distribution costs, excluding depreciation and amortization, increased $165 million for the first six months of 2023, or $0.44 per barrel, and include fees paid to MPLX of $1.88 billion and $1.80 billion for the first six months of 2023 and 2022, respectively. The increase was primarily due to higher pipeline tariff rates and logistics fee escalations.
Refining planned turnaround costs increased $453 million, or $0.87 per barrel, due to the scope and timing of turnaround activity.
Depreciation and amortization increased $12 million, or $0.07 per barrel.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $1.16 billion and $1.30 billion, net of benefits related to retroactive changes in renewable volume obligation requirements, in the first six months of 2023 and 2022, respectively. The RINs expense is included in Refining & Marketing margin. The decrease in the first six months of 2023, was primarily due to increased RINs acquired with purchased product from third parties and the Martinez Renewable Fuels joint venture.

Supplemental Refining & Marketing Statistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	93	100	91	96
Refinery throughput (mbpd):
Crude oil refined	2,698	2,896	2,632	2,761
Other charge and blendstocks	227	173	249	191
Net refinery throughput	2,925	3,069	2,881	2,952
Sour crude oil throughput percent	46	48	44	47
Sweet crude oil throughput percent	54	52	56	53
Refined product yields (mbpd):
Gasoline(b)	1,497	1,536	1,503	1,510
Distillates(b)	1,033	1,123	1,029	1,051
Propane	67	74	67	71
NGLs and petrochemicals(b)	227	224	192	193
Heavy fuel oil	61	54	46	70
Asphalt	83	91	83	89
Total	2,968	3,102	2,920	2,984
Refined product export sales volumes (mbpd)(c)	295	326	297	298
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Product yields include renewable production.
(c)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.
Midstream
The following includes key financial and operating data for the second quarter of 2023 compared to the second quarter of 2022 and the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Midstream Sales and Other Operating Revenues
Q2 2023
$1,176
$1,347
$2,523
Q2 2022
$1,495
$1,308
$2,803
YTD 2023
$2,377
$2,709
$5,086
YTD 2022
$2,761
$2,555
$5,316
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes amounts related to MPLX operated unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended June 30,		Six Months Ended June 30,
Benchmark Prices	2023	2022	2023	2022
Natural Gas NYMEX HH (per MMBtu)	$2.32	$7.50	$2.54	$6.04
C2 + NGL Pricing (per gallon)(a)	$0.63	$1.18	$0.70	$1.16
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.
Second Quarter 2023 Compared to Second Quarter 2022
In the second quarter of 2023, Midstream segment adjusted EBITDA increased $76 million. Sales and operating revenues decreased $280 million mainly due to lower NGL prices, partially offset by higher throughput and rate escalations. This decrease was more than offset by lower purchased product costs of $309 million, primarily due to lower NGL prices of $393 million, partially offset by higher volumes of $90 million, and an increase in income from equity method investments of $41 million.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Midstream segment adjusted EBITDA increased $203 million in the first six months of 2023. Sales and operating revenues decreased $230 million mainly due to lower NGL prices, partially offset by higher throughput and rate escalations. This decrease was more than offset by lower purchased product costs of $370 million, primarily due to lower NGL prices of $550 million, partially offset by higher volumes of $172 million, and an increase in income from equity method investments of $80 million.

Corporate

Key Financial Information (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Corporate(a)	$(183)	$(170)	$(367)	$(321)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $19 million and $14 million for the second quarter of 2023 and 2022, respectively, and $38 million and $27 million for the six months ended June 30, 2023 and 2022, respectively.
Second Quarter 2023 Compared to Second Quarter 2022
In the second quarter of 2023, corporate expenses increased $13 million largely due to higher contract services, salaries and wages and technology and communication expenses, partially offset by lower expenses associated with performance-based equity awards.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Corporate expenses increased $46 million in the first six months of 2023 mainly due to higher salaries and wages, technology and communication expenses and contract services.
Items not Allocated to Segments

Key Financial Information (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Items not allocated to segments:
Renewable volume obligation requirements	$—	$238	$—	$238
Litigation	—	—	—	27
Total items not allocated to segments:	$—	$238	$—	$265
Second Quarter 2023 Compared to Second Quarter 2022
In the second quarter of 2022, items not allocated to segments included a $238 million benefit related to retroactive changes in renewable volume obligation requirements published by the EPA for 2020 and 2021.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
In the second quarter of 2022, items not allocated to segments primarily included a $238 million benefit related to retroactive changes in renewable volume obligation requirements published by the EPA for 2020 and 2021.
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

Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2023	2022	2023	2022
Refining & Marketing segment adjusted EBITDA	$3,163	$7,760	$7,016	$9,134
Plus (Less):
Depreciation and amortization	(484)	(475)	(948)	(936)
Refining planned turnaround costs	(392)	(151)	(749)	(296)
Selling, general and administrative expenses	596	574	1,188	1,082
(Income) loss from equity method investments	(17)	(6)	19	(18)
Net gain on disposal of assets	—	(37)	(3)	(37)
Other income	(241)	(234)	(292)	(415)
Refining & Marketing gross margin	2,625	7,431	6,231	8,514
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,748	2,554	5,493	4,943
Depreciation and amortization	484	475	948	936
Gross margin excluded from and other income included in Refining & Marketing margin(a)	95	71	28	85
Other taxes included in Refining & Marketing margin	(69)	(49)	(140)	(92)
Refining & Marketing margin	$5,883	$10,482	$12,560	$14,386
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $7.35 billion at June 30, 2023 compared to $8.63 billion at December 31, 2022. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Six Months Ended June 30,
(Millions of dollars)	2023	2022
Net cash provided by (used in):
Operating activities - continuing operations	$8,041	$9,509
Operating activities - discontinued operations	—	(44)
Total operating activities	8,041	9,465
Investing activities	(1,696)	620
Financing activities	(7,627)	(6,296)
Total increase (decrease) in cash	$(1,282)	$3,789
Operating Activities
Net cash provided by continuing operations decreased $1.47 billion in the first six months of 2023 compared to the first six months of 2022. The change in net cash provided by continuing operations is primarily due to a decrease in operating results, partially offset by a favorable change in working capital of $78 million when comparing the change in working capital in both periods.
For the first six months of 2023, changes in working capital, excluding changes in short-term debt, were a net $756 million source of cash primarily due to the effects of decreasing energy commodity prices and volumes at the end of the period on working capital. Current receivables decreased primarily due to decreases in crude volumes and prices. Accounts payable decreased primarily due to decreases in crude prices and volumes. Inventories increased primarily due to increases in refined product and crude oil inventory volumes.

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
Investing Activities
Net cash used in investing activities was $1.70 billion in the first six months of 2023 compared to net cash provided by investing activities of $620 million in the first six months of 2022.
•Net cash used in investing activities in the first six months of 2023 is primarily due to purchases of short-term investments of $4.72 billion, partially offset by maturities and sales of short-term investments of $2.23 billion and $1.58 billion, respectively.
Net cash provided by investing activities in the first six months of 2022 was primarily due to maturities and sales of short-term investments of $2.81 billion and $1.08 billion, respectively, partially offset by purchases of short-term investments of $2.58 billion.
•Additions to property, plant and equipment decreased $55 million. See the “Capital Requirements” section for additional information on our capital investment plan.
•Cash used for acquisitions of $74 million in the first six months of 2022 included acquisitions in our Refining & Marketing and Midstream segments.
•Cash used in net investments was $296 million for the first six months of 2023 compared to $160 million for the first six months of 2022. In 2023, investments primarily included the Martinez Renewable Fuels joint venture and the acquisition of a 49.9 percent equity interest in LF Bioenergy for approximately $56 million. In 2022, increased MPLX contributions to equity method investments included a $60 million contribution to its Bakken Pipeline joint venture to fund its share of a debt repayment by the joint venture.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(Millions of dollars)	2023	2022
Additions to property, plant and equipment per the consolidated statements of cash flows	$938	$993
Increase (decrease) in capital accruals	18	(3)
Total capital expenditures	956	990
Investments in equity method investees	296	160
Total capital expenditures and investments	$1,252	$1,150
Financing Activities
Financing activities were a net $7.63 billion use of cash in the first six months of 2023 compared to a net $6.30 billion use of cash in the first six months of 2022.
•Long-term debt borrowings and repayments were a net $531 million source of cash in the first six months of 2023 compared to a net $1.13 billion source of cash in the first six months of 2022. During the first six months of 2023, MPLX issued $1.6 billion of senior notes and redeemed $1.0 billion of senior notes.
During the first six months of 2022, MPLX issued $1.5 billion of senior notes and had net payments of $300 million under its revolving credit facility.
•Cash used in common stock repurchases, including fees and expenses, totaled $6.25 billion in the first six months of 2023 compared to $6.18 billion in the first six months of 2022. See the “Capital Requirements” section for further discussion of our stock repurchases.
•Cash used in dividend payments increased $10 million due to increased per share dividends in 2023 offset by a reduction of shares resulting from share repurchases in 2023 and 2022.
•Cash used in repurchases of noncontrolling interests was $135 million in the first six months of 2022 related to the repurchase of MPLX common units. See Note 4 to the unaudited consolidated financial statements for further discussion of MPLX.
•During the first six months of 2023, MPLX redeemed all of its outstanding Series B preferred units for $600 million.

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
Our liquidity, excluding MPLX, totaled $15.70 billion at June 30, 2023 consisting of:

	June 30, 2023
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	100	—
Total	$5,100	$—	$101	$4,999
Cash and cash equivalents and short-term investments(b)				10,699
Total liquidity				$15,698
(a)The committed borrowing and letter of credit issuance capacity of the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of June 30, 2023, letters of credit in the total amount of $386 million were issued and outstanding under the facility to secure contracts awarded by the Department of Energy to purchase crude oil from the Strategic Petroleum Reserve.
(b)Excludes cash and cash equivalents of MPLX of $755 million.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At June 30, 2023, we had no borrowings outstanding under the commercial paper program.
The MPC Credit Agreement and trade receivables facility contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC Credit Agreement) of no greater than 0.65 to 1.00. As of June 30, 2023, we were in compliance with the covenants contained in the MPC Credit Agreement and our trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.03 to 1.00.
Our intention is to maintain an investment-grade credit profile. As of June 30, 2023, the credit ratings on our senior unsecured debt are as follows.

Company	Rating Agency	Rating
MPC	Moody’s	Baa2 (stable outlook)
	Standard & Poor’s	BBB (stable outlook)
	Fitch	BBB (stable outlook)
The ratings reflect the respective views of the rating agencies and should not be interpreted as a recommendation to buy, sell or hold our securities. Although it is our intention to maintain a credit profile that supports an investment grade rating, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. A rating from one rating agency should be evaluated independently of ratings from other rating agencies.

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
MPLX
MPLX’s liquidity totaled $4.26 billion at June 30, 2023 consisting of:

	June 30, 2023
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility(a)	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				755
Total liquidity				$4,255
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
The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX credit agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of June 30, 2023, MPLX was in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.5 to 1.0.
Our intention is to maintain an investment-grade credit profile for MPLX. As of June 30, 2023, the credit ratings on MPLX’s senior unsecured debt are as follows.

Company	Rating Agency	Rating
MPLX	Moody’s	Baa2 (stable outlook)
	Standard & Poor’s	BBB (stable outlook)
	Fitch	BBB (stable outlook)
The ratings reflect the respective views of the rating agencies and should not be interpreted as a recommendation to buy, sell or hold MPLX securities. Although it is our intention to maintain a credit profile that supports an investment grade rating for MPLX, there is no assurance that these ratings will continue for any given period of time. The ratings may be revised or withdrawn entirely by the rating agencies if, in their respective judgments, circumstances so warrant. A rating from one rating agency should be evaluated independently of ratings from other rating agencies.
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
Capital expenditures and investments for MPC and MPLX are summarized below.

	Six Months Ended June 30,
(Millions of dollars)	2023	2022
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$664	$559
Midstream - Other	(1)	5
Corporate and Other(b)	40	38
Total MPC, excluding MPLX	$703	$602

Midstream - MPLX	$515	$500
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $34 million and $48 million for the six months ended June 30, 2023 and 2022, respectively.
Capital expenditures and investments in affiliates during the six months ended June 30, 2023, were primarily for Refining & Marketing and Midstream projects. Major Refining & Marketing projects include renewables projects, primarily the Martinez facility conversion and an emissions reduction program at our Los Angeles refinery, the STAR project, which commenced operations, and projects that we expect will help us reduce future operating costs and improve the competitive position of our assets.
Major Midstream projects were primarily for MPLX for gas processing plants and gathering projects in the Marcellus and Permian basins, as well as additions to MPLX’s brown water marine fleet.
Share Repurchases
On May 2, 2023, we announced that our board of directors approved a $5.0 billion share repurchase authorization in addition to the $5.0 billion share repurchase authorization announced on January 31, 2023. The authorizations have no expiration date.
Total share repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Number of shares repurchased	26	34	51	71
Cash paid for shares repurchased	$3,068	$3,331	$6,248	$6,177
Average cost per share(a)	$117.62	$95.46	$122.07	$85.31
(a)     The average cost per share for the 2023 period includes a 1% excise tax on share repurchases resulting from the Inflation Reduction Act of 2022.
From January 1, 2012 through June 30, 2023, our board of directors has approved $45.05 billion in total share repurchase authorizations and we have repurchased a total of $37.93 billion of our common stock. As of June 30, 2023, MPC has $7.12 billion remaining under its share repurchase authorizations, which reflects the repurchase of 540,000 common shares for $63 million that were transacted in the second quarter of 2023 and settled in the third quarter of 2023.
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

See Note 8 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
MPLX Unit Repurchases
Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Number of common units repurchased	—	1	—	4
Cash paid for common units repurchased	$—	$35	$—	$135
Average cost per unit	$—	$33.74	$—	$32.48
As of June 30, 2023, approximately $846 million remained available under the authorization for future unit repurchases.
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
Cash Commitments
Contractual Obligations
As of June 30, 2023, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first six months of 2023, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2022.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 17 and 22, respectively, to the unaudited consolidated financial statements, and financing and operating leases.
Other Cash Commitments
On July 26, 2023, our board of directors declared a dividend of $0.75 per share on common stock. The dividend is payable September 11, 2023, to shareholders of record as of the close of business on August 16, 2023.
During the six months ended June 30, 2023, we made no contributions to our funded pension plans. We have no required funding for 2023, but may make voluntary contributions of approximately $200 million at our discretion depending on the anticipated funding status and plan asset performance.
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
There have been no additional significant changes to our environmental matters and compliance costs during the six months ended June 30, 2023.
CRITICAL ACCOUNTING ESTIMATES
As of June 30, 2023, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

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
The following table includes the composition of net gains and losses on our commodity derivative positions as of June 30, 2023 and 2022, respectively.

	Six Months Ended June 30,
(Millions of dollars)	2023	2022
Realized gain (loss) on settled derivative positions	$137	$(458)
Unrealized gain (loss) on open net derivative positions	(15)	134
Net gain (loss)	$122	$(324)
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at June 30, 2023.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2023 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of June 30, 2023
Crude	$(34)	$(85)	$34	$85
Refined products	3	8	(3)	(8)
Blending products	(12)	(29)	12	29
Soybean oil	(11)	(27)	11	27
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2023 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of June 30, 2023 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and, in addition to short-term investments which are recorded at fair value, are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value as of June 30, 2023(a)	Change in Fair Value(b)	Change in Net Income for the Six Months Ended June 30, 2023(c)
Long-term debt
Fixed-rate	$24,726	$1,972	n/a
Variable-rate	—	—	—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2023.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2023.
At June 30, 2023, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2023, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended June 30, 2023, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
04/01/2023-04/30/2023	9,207,162	$126.93	9,207,162	$8,957
05/01/2023-05/31/2023	10,031,513	109.88	10,031,513	7,855
06/01/2023-06/30/2023	6,596,909	111.84	6,596,909	7,117
Total	25,835,584	116.46	25,835,584
(a)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations. The weighted average price includes any commissions paid to brokers during the quarter.
(b)On August 2, 2022, we announced that our board of directors had approved a $5.0 billion share repurchase authorization. On January 31, 2023, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization. On May 2, 2023, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization. These share repurchase authorizations have no expiration date.
(c)Includes the payment of any commissions paid to brokers during the quarter.

Item 5. Other Information
During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated April 26, 2023	8-K	3.2	4/27/2023	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021	10-Q	3.2	11/2/2021	001-35054
10.1	Second Amendment to Marathon Petroleum Thrift Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2023	MARATHON PETROLEUM CORPORATION

	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn Senior Vice President and Controller