Form 10-Q
period 2023-09-30
Marathon Petroleum Corp
filed 2023-10-31
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 379,697,277 shares of Marathon Petroleum Corporation common stock outstanding as of October 27, 2023.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenues and other income:
Sales and other operating revenues	$40,917	$45,787	$112,124	$137,640
Income from equity method investments	215	180	547	469
Net gain on disposal of assets	110	1,051	126	1,072
Other income	341	219	687	678
Total revenues and other income	41,583	47,237	113,484	139,859

Costs and expenses:
Cost of revenues (excludes items below)	34,928	38,821	95,984	118,096
Depreciation and amortization	845	794	2,479	2,418
Selling, general and administrative expenses	824	712	2,219	2,009
Other taxes	233	224	683	606
Total costs and expenses	36,830	40,551	101,365	123,129

Income from operations	4,753	6,686	12,119	16,730
Net interest and other financial costs	118	240	414	814
Income before income taxes	4,635	6,446	11,705	15,916
Provision for income taxes	1,004	1,426	2,410	3,507
Net income	3,631	5,020	9,295	12,409
Less net income attributable to:
Redeemable noncontrolling interest	25	23	71	65
Noncontrolling interests	326	520	994	1,149
Net income attributable to MPC	$3,280	$4,477	$8,230	$11,195

Per share data (See Note 7)
Basic:
Net income attributable to MPC per share	$8.31	$9.12	$19.66	$21.18
Weighted average shares outstanding	394	491	418	528

Diluted:
Net income attributable to MPC per share	$8.28	$9.06	$19.57	$21.04
Weighted average shares outstanding	396	494	420	532
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Net income	$3,631	$5,020	$9,295	$12,409
Defined benefit plans:
Actuarial changes, net of tax of $(2), $(34), $(3) and $(23), respectively	(6)	(104)	(10)	(71)
Prior service, net of tax of $(5), $(5), $(13) and $(13), respectively	(13)	(13)	(38)	(38)
Other, net of tax of $0, $1, $(1) and $(1), respectively	—	3	(3)	(3)
Other comprehensive loss	(19)	(114)	(51)	(112)
Comprehensive income	3,612	4,906	9,244	12,297
Less comprehensive income attributable to:
Redeemable noncontrolling interest	25	23	71	65
Noncontrolling interests	326	520	994	1,149
Comprehensive income attributable to MPC	$3,261	$4,363	$8,179	$11,083
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(Millions of dollars, except share data)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$8,452	$8,625
Short-term investments	4,604	3,145
Receivables, less allowance for doubtful accounts of $43 and $29, respectively	12,469	13,477
Inventories	10,143	8,827
Other current assets	607	1,168
Total current assets	36,275	35,242
Equity method investments	6,521	6,466
Property, plant and equipment, net	34,690	35,657
Goodwill	8,244	8,244
Right of use assets	1,310	1,214
Other noncurrent assets	2,929	3,081
Total assets	$89,969	$89,904

Liabilities
Accounts payable	$15,839	$15,312
Payroll and benefits payable	979	967
Accrued taxes	1,319	1,140
Debt due within one year	819	1,066
Operating lease liabilities	453	368
Other current liabilities	2,326	1,167
Total current liabilities	21,735	20,020
Long-term debt	26,463	25,634
Deferred income taxes	5,813	5,904
Defined benefit postretirement plan obligations	971	1,114
Long-term operating lease liabilities	848	841
Deferred credits and other liabilities	1,341	1,304
Total liabilities	57,171	54,817

Commitments and contingencies (see Note 23)
Redeemable noncontrolling interest	970	968

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 993 million and 990 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 607 million and 536 million shares	(40,949)	(31,841)
Additional paid-in capital	33,426	33,402
Retained earnings	33,424	26,142
Accumulated other comprehensive income (loss)	(49)	2
Total MPC stockholders’ equity	25,862	27,715
Noncontrolling interests	5,966	6,404
Total equity	31,828	34,119
Total liabilities, redeemable noncontrolling interest and equity	$89,969	$89,904
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Millions of dollars)	2023	2022
Operating activities:
Net income	$9,295	$12,409
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	(51)	45
Depreciation and amortization	2,479	2,418
Pension and other postretirement benefits, net	(210)	135
Deferred income taxes	(64)	38
Net gain on disposal of assets	(126)	(1,072)
Income from equity method investments	(547)	(469)
Distributions from equity method investments	686	544
Changes in income tax receivable	454	(142)
Changes in the fair value of derivative instruments	40	(148)
Changes in:
Current receivables	1,076	(2,371)
Inventories	(1,313)	(1,795)
Current accounts payable and accrued liabilities	1,565	3,045
Right of use assets and operating lease liabilities, net	(3)	1
All other, net	(287)	(615)
Cash provided by operating activities - continuing operations	12,994	12,023
Cash used in operating activities - discontinued operations	—	(44)
Net cash provided by operating activities	12,994	11,979

Investing activities:
Additions to property, plant and equipment	(1,358)	(1,694)
Acquisitions, net of cash acquired	—	(74)
Disposal of assets	33	79
Investments – acquisitions and contributions	(362)	(215)
– redemptions, repayments, return of capital and sales proceeds	270	511
Purchases of short-term investments	(7,137)	(3,735)
Sales of short-term investments	1,874	1,140
Maturities of short-term investments	3,901	4,396
All other, net	648	713
Net cash provided by (used in) investing activities	(2,131)	1,121

Financing activities:
Long-term debt – borrowings	1,589	3,379
– repayments	(1,062)	(2,258)
Debt issuance costs	(15)	(39)
Issuance of common stock	60	184
Common stock repurchased	(9,067)	(10,085)
Dividends paid	(950)	(928)
Distributions to noncontrolling interests	(943)	(908)
Repurchases of noncontrolling interests	—	(315)
Redemption of noncontrolling interests - preferred units	(600)	—

	Nine Months Ended September 30,
(Millions of dollars)	2023	2022
All other, net	(50)	(41)
Net cash used in financing activities	(11,038)	(11,011)

Net change in cash, cash equivalents and restricted cash	(175)	2,089
Cash, cash equivalents and restricted cash at beginning of period(a)	8,631	5,294
Cash, cash equivalents and restricted cash at end of period(a)	$8,456	$7,383

(a)Restricted cash is included in other current assets on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	990	$10	(536)	$(31,841)	$33,402	$26,142	$2	$6,404	$34,119	$968
Net income	—	—	—	—	—	2,724	—	337	3,061	23
Dividends declared on common stock ($0.75 per share)	—	—	—	—	—	(336)	—	—	(336)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(306)	(306)	(23)
Other comprehensive loss	—	—	—	—	—	—	(11)	—	(11)	—
Shares repurchased	—	—	(25)	(3,238)	—	—	—	—	(3,238)	—
Share-based compensation	1	—	—	—	3	—	—	—	3	—
Equity transactions of MPLX	—	—	—	—	3	(2)	—	(598)	(597)	—
Balance as of March 31, 2023	991	$10	(561)	$(35,079)	$33,408	$28,528	$(9)	$5,837	$32,695	$968
Net income	—	—	—	—	—	2,226	—	331	2,557	23
Dividends declared on common stock ($0.75 per share)	—	—	—	—	—	(312)	—	—	(312)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(283)	(283)	(23)
Other comprehensive loss	—	—	—	—	—	—	(21)	—	(21)	—
Shares repurchased	—	—	(26)	(3,040)	—	—	—	—	(3,040)	—
Share-based compensation	1	—	—	—	3	—	—	1	4	—
Equity transactions of MPLX	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2023	992	$10	(587)	$(38,119)	$33,411	$30,442	$(30)	$5,886	$31,600	$968
Net income	—	—	—	—	—	3,280	—	326	3,606	25
Dividends declared on common stock ($0.75 per share)	—	—	—	—	—	(297)	—	—	(297)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(285)	(285)	(23)
Other comprehensive loss	—	—	—	—	—	—	(19)	—	(19)	—
Shares repurchased	—	—	(20)	(2,830)	—	—	—	—	(2,830)	—
Share-based compensation	1	—	—	—	44	(1)	—	1	44	—
Equity transactions of MPLX	—	—	—	—	(29)	—	—	38	9	—
Balance as of September 30, 2023	993	$10	(607)	$(40,949)	$33,426	$33,424	$(49)	$5,966	$31,828	$970

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	984	$10	(405)	$(19,904)	$33,262	$12,905	$(67)	$6,410	$32,616	$965
Net income	—	—	—	—	—	845	—	306	1,151	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(330)	—	—	(330)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(290)	(290)	(21)
Other comprehensive loss	—	—	—	—	—	—	(7)	—	(7)	—
Shares repurchased	—	—	(37)	(2,807)	—	—	—	—	(2,807)	—
Share-based compensation	3	—	—	—	90	—	—	(1)	89	—
Equity transactions of MPLX	—	—	—	—	(25)	—	—	(63)	(88)	—
Balance as of March 31, 2022	987	$10	(442)	$(22,711)	$33,327	$13,420	$(74)	$6,362	$30,334	$965
Net income	—	—	—	—	—	5,873	—	323	6,196	21
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(310)	—	—	(310)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(267)	(267)	(21)
Other comprehensive income	—	—	—	—	—	—	9	—	9	—
Shares repurchased	—	—	(34)	(3,285)	—	—	—	—	(3,285)	—
Share-based compensation	2	—	—	(4)	71	—	—	2	69	—
Equity transactions of MPLX	—	—	—	—	(20)	—	—	(22)	(42)	—
Balance as of June 30, 2022	989	$10	(476)	$(26,000)	$33,378	$18,983	$(65)	$6,398	$32,704	$965
Net income	—	—	—	—	—	4,477	—	520	4,997	23
Dividends declared on common stock ($0.58 per share)	—	—	—	—	—	(285)	—	—	(285)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(288)	(288)	(21)
Other comprehensive loss	—	—	—	—	—	—	(114)	—	(114)	—
Shares repurchased	—	—	(44)	(4,065)	—	—	—	—	(4,065)	—
Share-based compensation	—	—	—	—	29	—	—	3	32	—
Equity transactions of MPLX	—	—	—	—	(44)	—	—	(129)	(173)	—
Balance as of September 30, 2022	989	$10	(520)	$(30,065)	$33,363	$23,175	$(179)	$6,504	$32,808	$967
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.
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
3. Short-Term Investments
Investments Components
The components of investments were as follows:

	September 30, 2023
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$2,588	$—	$(1)	$2,587	$299	$2,288
Certificates of deposit and time deposits	Level 2	4,580	—	—	4,580	3,643	937
U.S. government securities	Level 1	1,389	—	(3)	1,386	47	1,339
Corporate notes and bonds	Level 2	40	—	—	40	—	40
Total available-for-sale debt securities		$8,597	$—	$(4)	$8,593	$3,989	$4,604
Cash					4,463	4,463	—
Total					$13,056	$8,452	$4,604

	December 31, 2022
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$3,074	$—	$(1)	$3,073	$1,106	$1,967
Certificates of deposit and time deposits	Level 2	2,093	—	—	2,093	1,500	593
U.S. government securities	Level 1	1,071	—	—	1,071	498	573
Corporate notes and bonds	Level 2	66	—	—	66	54	12
Total available-for-sale debt securities		$6,304	$—	$(1)	$6,303	$3,158	$3,145
Cash					5,467	5,467	—
Total					$11,770	$8,625	$3,145
Our investment policy includes concentration limits and credit rating requirements which limit our investments to high quality, short term and highly liquid securities.
Realized gains/losses were not material. All of our available-for-sale debt securities held as of September 30, 2023 mature within one year or less or are readily available for use.
4. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of September 30, 2023, we owned approximately 65 percent of the outstanding MPLX common units.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2023	2022	2023	2022
Number of common units repurchased	—	6	—	10
Cash paid for common units repurchased	$—	$180	$—	$315
Average cost per unit	$—	$31.65	$—	$31.98
As of September 30, 2023, MPLX had approximately $846 million remaining under its unit repurchase authorization.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Decrease due to change in ownership	$(38)	$(67)	$(37)	$(117)
Tax impact	9	23	11	28
Decrease in MPC's additional paid-in capital, net of tax	$(29)	$(44)	$(26)	$(89)
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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$960	$238
Receivables, less allowance for doubtful accounts	847	747
Inventories	154	148
Other current assets	33	56
Equity method investments	4,099	4,095
Property, plant and equipment, net	18,620	18,848
Goodwill	7,645	7,645
Right of use assets	271	283
Other noncurrent assets	1,576	1,664

Liabilities
Accounts payable	$653	$664
Payroll and benefits payable	—	4
Accrued taxes	97	67
Debt due within one year	1	988
Operating lease liabilities	48	46
Other current liabilities	263	338
Long-term debt	20,417	18,808
Deferred income taxes	12	13
Long-term operating lease liabilities	219	230
Deferred credits and other liabilities	418	366
6. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Sales to related parties	$206	$16	$658	$56
Purchases from related parties	484	315	1,275	894
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income	$3,631	$5,020	$9,295	$12,409
Net income attributable to noncontrolling interest	(351)	(543)	(1,065)	(1,214)
Net income allocated to participating securities	(2)	(2)	(5)	(6)
Redemption of preferred units	—	—	(2)	—
Income available to common stockholders	$3,278	$4,475	$8,223	$11,189

Weighted average common shares outstanding:
Basic	394	491	418	528
Effect of dilutive securities	2	3	2	4
Diluted	396	494	420	532

Income available to common stockholders per share:
Basic:
Net income attributable to MPC per share	$8.31	$9.12	$19.66	$21.18

Diluted:
Net income attributable to MPC per share	$8.28	$9.06	$19.57	$21.04
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Shares issuable under share-based compensation plans	—	—	—	—
8. Equity
In May 2021, MPC announced the authorization of a share repurchase program of up to $7.1 billion. Subsequently, in February 2022, MPC announced a $5.0 billion share repurchase authorization. Both these authorizations were utilized in 2022.
In August 2022, MPC announced a $5.0 billion share repurchase authorization and announced additional $5.0 billion share repurchase authorizations in both January 2023 and in May 2023. As of September 30, 2023, $4.31 billion remained available for repurchase under these authorizations. These share repurchase authorizations have no expiration date.
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

Total share repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Number of shares repurchased	20	44	71	115
Cash paid for shares repurchased	$2,819	$3,908	$9,067	$10,085
Average cost per share(a)	$139.84	$92.54	$127.09	$88.07
(a)    The average cost per share for the 2023 period includes a 1% excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but does not reduce the share repurchase authorization.
The number of shares repurchased shown above and the amount remaining available under the share repurchase authorizations reflect the repurchase of 291,459 common shares for $45 million that were transacted in the third quarter of 2023 and settled in the fourth quarter of 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$4,373	$5,496	$11,389	$14,630
Midstream	1,539	1,498	4,601	4,357
Total reportable segments	$5,912	$6,994	$15,990	$18,987

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$5,912	$6,994	$15,990	$18,987
Corporate	(204)	(160)	(533)	(454)
Refining planned turnaround costs	(153)	(384)	(902)	(680)
Garyville incident response costs	(63)	—	(63)	—
LIFO inventory charge	—	(28)	—	(28)
Gain on sale of assets(a)	106	1,058	106	1,058
Renewable volume obligation requirements	—	—	—	238
Litigation	—	—	—	27
Depreciation and amortization	(845)	(794)	(2,479)	(2,418)
Net interest and other financial costs	(118)	(240)	(414)	(814)
Income before income taxes	$4,635	$6,446	$11,705	$15,916
(a)    2022 includes the gain of $549 million related to the contribution of assets by MPC on the formation of the Martinez Renewables LLC joint venture and the gain on lease reclassification of $509 million. See Note 13 for additional information on the formation of the Martinez Renewables LLC joint venture.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$39,625	$44,355	$108,455	$133,447
Intersegment revenues	30	13	78	96
Refining & Marketing segment revenues	39,655	44,368	108,533	133,543

Midstream
Revenues from external customers(a)	1,292	1,432	3,669	4,193
Intersegment revenues	1,434	1,326	4,143	3,881
Midstream segment revenues	2,726	2,758	7,812	8,074

Total segment revenues	42,381	47,126	116,345	141,617
Less: intersegment revenues	1,464	1,339	4,221	3,977
Consolidated sales and other operating revenues(a)	$40,917	$45,787	$112,124	$137,640
(a)Includes related party sales. See Note 6 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Income (loss) from equity method investments
Refining & Marketing	$24	$21	$5	$39
Midstream	191	159	542	430
Corporate	—	—	—	—
Consolidated income from equity method investments	$215	$180	$547	$469

Depreciation and amortization
Refining & Marketing	$463	$459	$1,411	$1,395
Midstream	340	322	988	983
Corporate	42	13	80	40
Consolidated depreciation and amortization	$845	$794	$2,479	$2,418

Capital expenditures
Refining & Marketing	$255	$445	$919	$1,004
Midstream	234	267	748	772
Segment capital expenditures and investments	489	712	1,667	1,776
Less investments in equity method investees	66	55	362	215
Plus:
Corporate	24	49	64	87
Capitalized interest	9	28	43	76
Consolidated capital expenditures(a)	$456	$734	$1,412	$1,724
(a)Includes changes in capital expenditure accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the nine months ended September 30, 2023 and 2022 as reported in the consolidated statements of cash flows.
10. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Interest income	$(141)	$(59)	$(381)	$(82)
Interest expense	331	332	994	966
Interest capitalized	(11)	(29)	(47)	(77)
Pension and other postretirement non-service costs(a)	(20)	(7)	(68)	4
Loss on extinguishment of debt	—	2	9	2
Investments - net premium (discount) amortization	(41)	(9)	(100)	(15)
Other financial costs	—	10	7	16
Net interest and other financial costs	$118	$240	$414	$814
(a)See Note 22.
11. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $1.0 billion for the three months ended September 30, 2023, which was higher than the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests and foreign derived intangible income. We recorded a combined federal, state and foreign income tax provision of $2.4 billion for the nine months ended September 30, 2023, which was lower than the U.S. statutory rate primarily due to net income attributable to noncontrolling interests, a benefit related to foreign derived intangible income, offset by state taxes.

We recorded a combined federal, state and foreign income tax provision of $1.4 billion and $3.5 billion for the three and nine months ended September 30, 2022, respectively, which was higher than the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests.
12. Inventories

(Millions of dollars)	September 30, 2023	December 31, 2022
Crude oil	$3,373	$3,047
Refined products	5,673	4,748
Materials and supplies	1,097	1,032
Total	$10,143	$8,827
Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.
13. Equity Method Investments
South Texas Gateway Terminal LLC
On August 1, 2023, MPC sold its 25 percent interest in South Texas Gateway Terminal LLC (“South Texas Gateway”) to an affiliate of Gibson Energy Inc. (“Gibson Energy”). Gibson Energy paid $1.1 billion in cash to acquire 100 percent of the membership interests of South Texas Gateway from MPC and its other members. South Texas Gateway owns an oil export facility in the U.S. Gulf Coast. MPC’s proceeds were $270 million, resulting in a gain of $106 million, which is included in the net gain on disposal of assets line of the accompanying consolidated statements of income.
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
Martinez Renewables LLC
On September 21, 2022, MPC closed on the formation of the Martinez Renewables LLC joint venture. MPC contributed property, plant and equipment, inventory, and working capital with an estimated fair value of $1.471 billion and Neste contributed $728 million in cash. MPC recorded a gain of $549 million resulting from the difference between the carrying value and fair value of the contributed property, plant and equipment and inventory. Subsequent to the closing, the joint venture paid a special distribution to MPC of $500 million, which is reflected as a return of capital in MPC’s consolidated statements of cash flows.
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

14. Property, Plant and Equipment (PP&E)

	September 30, 2023			December 31, 2022
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$32,288	$17,575	$14,713	$32,292	$16,745	$15,547
Midstream	28,698	9,298	19,400	27,659	8,118	19,541
Corporate	1,612	1,035	577	1,550	981	569
Total	$62,598	$27,908	$34,690	$61,501	$25,844	$35,657
15. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2023
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$560	$2	$—	$(552)	$10	$115
Liabilities:
Commodity contracts	$586	$—	$—	$(586)	$—	$—
Embedded derivatives in commodity contracts	—	—	60	—	60	—

	December 31, 2022
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$310	$—	$—	$(243)	$67	$100
Liabilities:
Commodity contracts	$301	$—	$—	$(301)	$—	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2023, cash collateral of $34 million was netted with mark-to-market derivative liabilities. As of December 31, 2022, cash collateral of $58 million was netted with mark-to-market derivative liabilities.
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
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at September 30, 2023 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.61 to $1.66 per gallon with a weighted average of $0.79 per gallon and (2) the probability of renewal of 100 percent for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.

The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Beginning balance	$53	$92	$61	$108
Unrealized and realized (gain) loss included in net income	10	(44)	7	(52)
Settlements of derivative instruments	(3)	(2)	(8)	(10)
Ending balance	$60	$46	$60	$46

The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized (gain) loss relating to liabilities still held at the end of period:	$9	$(42)	$6	$(50)
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $26.9 billion and $23.7 billion at September 30, 2023, respectively, and approximately $26.3 billion and $24.0 billion at December 31, 2022, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of September 30, 2023 and December 31, 2022 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	September 30, 2023		December 31, 2022
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$562	$586	$310	$301
Other current liabilities(a)	—	10	—	10
Deferred credits and other liabilities(a)	—	50	—	51
(a)     Includes embedded derivatives.

The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products, soybean oil and propane as of September 30, 2023.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	86.2%	50,897	60,331
Refined products	96.5%	15,092	16,240
Blending products	66.0%	3,544	7,759
Soybean oil	91.2%	3,735	4,112
Over-the-counter
Propane	100.0%	—	401
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 14,893 long and 14,563 short; Refined products - 2,009 long and 915 short. There are no spread contracts for blending products or soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2023	2022	2023	2022
Sales and other operating revenues	$(4)	$—	$6	$—
Cost of revenues	(172)	260	(61)	(65)
Other income	(3)	—	(2)	1
Total	$(179)	$260	$(57)	$(64)
17. Debt
Our outstanding borrowings at September 30, 2023 and December 31, 2022 consisted of the following:

(Millions of dollars)	September 30, 2023	December 31, 2022
Marathon Petroleum Corporation:
Senior notes	$6,449	$6,449
Notes payable	1	1
Finance lease obligations	476	522
Total	6,926	6,972

MPLX LP:
Senior notes	20,700	20,100
Finance lease obligations	7	8
Total	20,707	20,108

Total debt	27,633	27,080
Unamortized debt issuance costs	(145)	(142)
Unamortized discount, net of unamortized premium	(206)	(238)
Amounts due within one year	(819)	(1,066)
Total long-term debt due after one year	$26,463	$25,634

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
Available Capacity under our Credit Facilities as of September 30, 2023

(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	July 2027
MPC trade receivables securitization facility(a)	100	—	—	100	—	September 2024

MPLX
MPLX bank revolving credit facility	2,000	—	—	2,000	—%	July 2027
(a)    The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. In September 2023, the trade receivables securitization facility was amended to, among other things, extend its term until September 30, 2024.
18. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Refining & Marketing
Refined products	$36,971	$42,090	$101,758	$124,547
Crude oil	2,188	1,783	5,393	7,648
Services and other	466	482	1,304	1,252
Total revenues from external customers	39,625	44,355	108,455	133,447

Midstream
Refined products	477	617	1,274	1,812
Services and other	815	815	2,395	2,381
Total revenues from external customers	1,292	1,432	3,669	4,193

Sales and other operating revenues	$40,917	$45,787	$112,124	$137,640
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of September 30, 2023, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at September 30, 2023 include matching buy/sell receivables of $4.99 billion.

19. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(Millions of dollars)	2023	2022
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$952	$837
Net income taxes paid to (received from) taxing authorities	1,881	3,741
Non-cash investing and financing activities:
Contribution of assets(a)	—	818
Book value of equity method investment(b)	—	25
(a)    Represents the book value of property, plant and equipment, inventory and working capital contributed by MPC to Martinez Renewables LLC. See Note 13 for additional information.
(b)    Represents the book value of MPC’s equity method investment in Watson Cogeneration Company at June 1, 2022. See Note 13 for additional information.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(Millions of dollars)	2023	2022
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,358	$1,694
Increase in capital accruals	54	30
Total capital expenditures	$1,412	$1,724
20. Other Current Liabilities
The following summarizes the components of other current liabilities:

(Millions of dollars)	September 30, 2023	December 31, 2022
Environmental credits liability	$1,479	$429
Accrued interest payable	262	315
Other current liabilities	585	423
Total other current liabilities	$2,326	$1,167
21. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2021	$(117)	$49	$1	$(67)
Other comprehensive gain (loss) before reclassifications, net of tax of $(44)	(131)	2	(3)	(132)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(34)	(16)	—	(50)
Amortization of actuarial loss(a)	4	4	—	8
Settlement loss(a)	69	—	—	69
Tax effect	(10)	3	—	(7)
Other comprehensive loss	(102)	(7)	(3)	(112)
Balance as of September 30, 2022	$(219)	$42	$(2)	$(179)

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2022	$(163)	$165	$—	$2
Other comprehensive gain (loss) before reclassifications, net of tax of $(2)	(9)	3	(2)	(8)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(34)	(16)	—	(50)
Amortization of actuarial gain(a)	(4)	—	—	(4)
Settlement gain(a)	(2)	—	—	(2)
Other	—	—	(1)	(1)
Tax effect	10	4	—	14
Other comprehensive loss	(39)	(9)	(3)	(51)
Balance as of September 30, 2023	$(202)	$156	$(3)	$(49)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 22.
22. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Pension Benefits
Service cost	$53	$48	$150	$181
Interest cost	29	25	87	72
Expected return on plan assets	(38)	(33)	(122)	(111)
Amortization of prior service credit	(12)	(11)	(34)	(34)
Amortization of actuarial (gain) loss	(1)	(3)	(4)	4
Settlement (gain) loss	—	13	(2)	69
Net periodic pension benefit cost	$31	$39	$75	$181

Other Benefits
Service cost	$4	$6	$14	$19
Interest cost	7	6	23	16
Amortization of prior service credit	(5)	(5)	(16)	(16)
Amortization of actuarial loss	—	1	—	4
Net periodic other benefit cost	$6	$8	$21	$23
The components of net periodic benefit cost other than the service cost component are included in net interest and other financial costs on the consolidated statements of income.
During the nine months ended September 30, 2023, we made contributions of $258 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $10 million and $39 million, respectively, during the nine months ended September 30, 2023.
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
At September 30, 2023 and December 31, 2022, accrued liabilities for remediation totaled $373 million and $387 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $5 million at both September 30, 2023 and December 31, 2022.
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
Other Legal Proceedings
In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, in December 2020, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA’s prior orders related to THPP’s alleged trespass and direct the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (together, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer and counterclaims to THPP’s suit claiming THPP is in continued trespass with respect to the pipeline and seeking disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. We intend to vigorously defend ourselves against these counterclaims.

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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tend to follow the terms of the underlying debt, which extend through 2037. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $171 million as of September 30, 2023.
Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement going forward, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The Army Corps has not provided a definitive date as to when a final decision would be issued.
In May 2021, the D.D.C. denied a renewed request for an injunction to shut down the pipeline while the EIS is being prepared. In June 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against the Dakota Access Pipeline. The litigation could be reopened or new litigation challenging the EIS, once completed, could be filed. The pipeline remains operational.
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2023, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.
Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of September 30, 2023, our maximum potential undiscounted payments under this arrangement were $94 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $188 million as of September 30, 2023, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, a commitment to pay a purchase price note issued by an equity method investee in connection with a land purchase agreement in the event our equity method investee is unable to pay the note when due, and leases of assets containing general lease indemnities and guaranteed residual values.
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
24. Subsequent Events
Additional $5 Billion Share Repurchase Authorization
On October 25, 2023, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases, tender offers or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be suspended or discontinued at any time.

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
•volatility in or degradation of general economic, market, industry or business conditions as a result of the COVID-19 pandemic, other infectious disease outbreaks, natural hazards, extreme weather events, hostilities in the Middle East, the military conflict between Russia and Ukraine, other conflicts, inflation, rising interest rates or otherwise;
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
•our ability to maintain adequate insurance coverage and recover insurance proceeds to offset losses resulting from accidents or other insurance incidents and unscheduled shutdowns;
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
EXECUTIVE SUMMARY
Business Update
Our results through the first nine months of 2023, as compared to the first nine months of 2022, were impacted by market prices and seasonal market fluctuations; however, the demand environment in which our business operates remains strong. Refined product markets continue to experience impacts from refinery closures and disruptions resulting from the Russia-Ukraine conflict. We are unable to predict the potential effects that the continuance or escalation of the military conflict between Russia and Ukraine, and related sanctions or market disruptions, may have on our financial position and results. It remains uncertain how long these conditions may last or how severe they may become.
In March 2023, the California legislature adopted Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, “SBx1-2”), which authorizes the California Energy Commission (“CEC”) to establish a “maximum gross gasoline refining margin” with respect to refining activities in California, as well as establish fees for refiners for exceeding the yet to be issued margin cap. The law further expands on existing reporting requirements for refiners to the CEC. It is uncertain whether, or when, the CEC will establish a maximum gross gasoline refining margin and impose associated fees. We will evaluate the impact that SBx1-2 and any associated forthcoming CEC regulations may have on our current or anticipated future operations in California and results of operations when the regulations have been promulgated.
Garyville Tank Farm Incident
In August 2023, a naphtha release and resulting fire occurred at our Garyville Tank Farm, resulting in the loss of four storage tanks with a combined shell capacity of 894 thousand barrels. We incurred $63 million of incident response costs. We are pursuing recovery of property damage and incident response costs under the relevant insurance policies, although there can be no assurance as to the amount of recovery, if any.
Galveston Bay Incident
On May 15, 2023, a fire occurred in an isolated area of one of Galveston Bay refinery’s catalytic reformers. As a result, this unit has been out of service, which resulted in crude throughput reduction and impacted product yield optimization. We continue to work with our insurance carriers regarding claims related to this incident.

Strategic Updates
South Texas Gateway Terminal LLC
On August 1, 2023, MPC sold its 25 percent interest in South Texas Gateway Terminal LLC (“South Texas Gateway”) to an affiliate of Gibson Energy Inc. (“Gibson Energy”). Gibson Energy paid $1.1 billion in cash to acquire 100 percent of the membership interests of South Texas Gateway from MPC and its other members. South Texas Gateway owns an oil export facility in the U.S. Gulf Coast. MPC’s proceeds were $270 million, resulting in a gain of $106 million.

LF Bioenergy Acquisition
On March 8, 2023, MPC announced the acquisition of a 49.9 percent equity interest in LF Bioenergy, an emerging producer of renewable natural gas (“RNG”) in the U.S., for approximately $56 million, which included funding for on-going operations and project development. LF Bioenergy has been focused on developing and growing a portfolio of dairy farm-based, low carbon intensity RNG projects. Current projects are under various stages of development, with the first facility reaching full commercial operation in the first half of 2023. LF Bioenergy's management and origination teams continue to expand the portfolio with additional sanctioned projects while progressing their existing pipeline of opportunities toward final investment decisions. As specific project milestones are achieved, MPC is expected to fund its share of capital expenditures to build out the portfolio.
Martinez Renewables LLC (“Martinez Renewables”) Joint Venture
The Martinez Renewables facility reached full Phase I production capacity of 260 million gallons per year of renewable fuels during the first quarter of 2023. Pretreatment capabilities are increasing through the second half of 2023, and the facility is expected to produce 730 million gallons per year by the end of 2023.
Share Repurchase Authorization
On May 2, 2023, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization in addition to the $5.0 billion share repurchase authorization announced on January 31, 2023. Future repurchases under these authorizations will depend on the macro environment, cash available after opportunities for capital investment and growth of the business and market conditions. The share repurchase authorizations have no expiration date. As of September 30, 2023, MPC had $4.31 billion remaining under its share repurchase authorizations.
See Note 8 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
Other
Succession Planning
As previously disclosed, MPC maintains a mandatory retirement policy that, absent a waiver or extension, requires an executive officer to retire from service to the company coincident with, or immediately following, the first of the month after such executive officer reaches age 65 (the "Policy"). Michael J. Hennigan, our President and Chief Executive Officer, will reach mandatory retirement on August 1, 2024. Accordingly, the MPC Board of Directors, with a focus on the long-term strategic direction of the company, is engaged in appropriate succession planning activities, which are expected to include, among other customary steps, the review of succession candidates, as well as consideration of any waiver or extension of the Policy respecting Mr. Hennigan.

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
Select results are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$4,373	$5,496	$11,389	$14,630
Midstream	1,539	1,498	4,601	4,357
Total reportable segments	$5,912	$6,994	$15,990	$18,987

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$5,912	$6,994	$15,990	$18,987
Corporate	(204)	(160)	(533)	(454)
Refining planned turnaround costs	(153)	(384)	(902)	(680)
Garyville incident response costs	(63)	—	(63)	—
LIFO inventory charge	—	(28)	—	(28)
Gain on sale of assets(a)	106	1,058	106	1,058
Renewable volume obligation requirements	—	—	—	238
Litigation	—	—	—	27
Depreciation and amortization	(845)	(794)	(2,479)	(2,418)
Net interest and other financial costs	(118)	(240)	(414)	(814)
Income before income taxes	$4,635	$6,446	$11,705	$15,916

Net income attributable to MPC per diluted share	$8.28	$9.06	$19.57	$21.04
(a)    2022 includes the gain of $549 million related to the contribution of assets by MPC on the formation of the Martinez Renewables joint venture and the gain on lease reclassification of $509 million. See Note 13 to the unaudited consolidated financial statements for additional information on the formation of the Martinez Renewables joint venture. 2023 includes the $106 million gain on the sale of MPC’s 25 percent interest in South Texas Gateway.
Net income attributable to MPC was $3.28 billion, or $8.28 per diluted share, in the third quarter of 2023 compared to $4.48 billion, or $9.06 per diluted share, for the third quarter of 2022 and $8.23 billion, or $19.57 per diluted share, in the first nine months of 2023 compared to $11.20 billion, or $21.04 per diluted share, in the first nine months of 2022. The decreases in net income attributable to MPC were largely due to lower Refining & Marketing margins in addition to lower gain on sale of assets.
Refer to the Results of Operations section for a discussion of consolidated financial results and segment results for the third quarter of 2023 as compared to the third quarter of 2022 and the first nine months of 2023 compared to the first nine months of 2022.
MPLX
We owned approximately 647 million MPLX common units as of September 30, 2023, with a market value of $23.03 billion based on the September 29, 2023 closing price of $35.57 per common unit. On October 24, 2023, MPLX declared a quarterly cash distribution of $0.8500 per common unit payable on November 13, 2023, to unitholders of record on November 3, 2023. As a result, MPC’s portion of this distribution is approximately $550 million.
We received limited partner distributions of $1.51 billion from MPLX in the nine months ended September 30, 2023 and $1.37 billion in the nine months ended September 30, 2022.
During the nine months ended September 30, 2023, no MPLX units were repurchased. As of September 30, 2023, approximately $846 million remained available under the authorization for future unit repurchases.

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
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2023	2022	Variance	2023	2022	Variance
Revenues and other income:
Sales and other operating revenues	$40,917	$45,787	$(4,870)	$112,124	$137,640	$(25,516)
Income from equity method investments	215	180	35	547	469	78
Net gain on disposal of assets	110	1,051	(941)	126	1,072	(946)
Other income	341	219	122	687	678	9
Total revenues and other income	41,583	47,237	(5,654)	113,484	139,859	(26,375)
Costs and expenses:
Cost of revenues (excludes items below)	34,928	38,821	(3,893)	95,984	118,096	(22,112)
Depreciation and amortization	845	794	51	2,479	2,418	61
Selling, general and administrative expenses	824	712	112	2,219	2,009	210
Other taxes	233	224	9	683	606	77
Total costs and expenses	36,830	40,551	(3,721)	101,365	123,129	(21,764)
Income from operations	4,753	6,686	(1,933)	12,119	16,730	(4,611)
Net interest and other financial costs	118	240	(122)	414	814	(400)
Income before income taxes	4,635	6,446	(1,811)	11,705	15,916	(4,211)
Provision for income taxes	1,004	1,426	(422)	2,410	3,507	(1,097)
Net income	3,631	5,020	(1,389)	9,295	12,409	(3,114)
Less net income attributable to:
Redeemable noncontrolling interest	25	23	2	71	65	6
Noncontrolling interests	326	520	(194)	994	1,149	(155)
Net income attributable to MPC	$3,280	$4,477	$(1,197)	$8,230	$11,195	$(2,965)
Third Quarter 2023 Compared to Third Quarter 2022
Net income attributable to MPC decreased $1.20 billion in the third quarter of 2023 compared to the third quarter of 2022 primarily due to lower Refining & Marketing margins and net gain on disposal of assets.
Revenues and other income decreased $5.65 billion primarily due to:
•decreased sales and other operating revenues of $4.87 billion primarily due to decreased Refining & Marketing segment average refined product sales prices of $0.37 per gallon, partially offset by increased refined product sales volumes of 9 mbpd;
•decreased net gain on disposal of assets of $941 million primarily due to the gain of $549 million on the formation of the Martinez Renewables joint venture and the gain of $509 million on a lease reclassification in the three months ended September 30, 2022, partially offset by the $106 million gain on the sale of MPC's 25 percent interest in South Texas Gateway to Gibson Energy on August 1, 2023; and
•increased other income of $122 million largely due to insurance proceeds received and higher income on RIN sales.
Costs and expenses decreased $3.72 billion primarily due to:
•decreased cost of revenues of $3.89 billion mainly due to lower crude oil costs;
•increased depreciation and amortization of $51 million largely due to asset retirement obligations related to a non-operating refining facility and assets placed in service; and
•increased selling, general and administrative expenses of $112 million primarily due to increased employee benefit and contract services expenses.
Net interest and other financial costs decreased $122 million largely due to increased interest income on short-term investments.

We recorded a combined federal, state and foreign income tax provision of $1.0 billion for the three months ended September 30, 2023, which was higher than the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests and foreign derived intangible income. We recorded a combined federal, state and foreign income tax provision of $1.43 billion for the three months ended September 30, 2022, which was higher than the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests.
Net income attributable to noncontrolling interests decreased $194 million primarily due to a decrease in MPLX’s net income in the third quarter of 2023.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net income attributable to MPC decreased $2.97 billion in the first nine months of 2023 compared to the first nine months of 2022 primarily due to lower Refining & Marketing margins and net gain on disposal of assets.
Revenues and other income decreased $26.38 billion primarily due to:
•decreased sales and other operating revenues of $25.52 billion primarily due to decreased Refining & Marketing segment average refined product sales prices of $0.58 per gallon, partially offset by increased refined product sales volumes of 10 mbpd;
•increased income from equity method investments of $78 million largely due to increased income from Midstream equity affiliates, partially offset by decreased income from Refining & Marketing equity affiliates;
•decreased net gain on disposal of assets of $946 million primarily due to the gain of $549 million on the formation of the Martinez Renewables joint venture and the gain of $509 million on a lease reclassification in the three months ended September 30, 2022, partially offset by the $106 million gain on the sale of MPC's 25 percent interest in South Texas Gateway to Gibson Energy on August 1, 2023; and
•increased other income of $9 million primarily due to insurance proceeds received offset by lower income on RIN sales.
Costs and expenses decreased $21.76 billion primarily due to:
•decreased cost of revenues of $22.11 billion primarily due to lower crude oil costs;
•increased depreciation and amortization of $61 million mainly due to asset retirement obligations related to a non-operating refining facility and assets placed in service;
•increased selling, general and administrative expenses of $210 million largely due to increased employee compensation and related expenses, employee benefit costs and contract services costs; and
•increased other taxes of $77 million primarily due to the reinstated Petroleum Superfund Tax which was effective January 1, 2023.
Net interest and other financial costs decreased $400 million largely due to increased interest income, primarily on short-term investments, and decreased pension non-service costs, partially offset by increased interest expense due to higher MPLX borrowings.
We recorded a combined federal, state and foreign income tax expense of $2.41 billion for the nine months ended September 30, 2023, which was lower than the U.S. statutory rate primarily due to net income attributable to noncontrolling interests, a benefit related to foreign derived intangible income, offset by state taxes. We recorded a combined federal, state and foreign income tax expense of $3.51 billion for the nine months ended September 30, 2022, which was higher than the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests.
Net income attributable to noncontrolling interests decreased $155 million primarily due to a decrease in MPLX’s net income in the first nine months of 2023.
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

The following shows the percentage of segment adjusted EBITDA by segment for the nine months ended September 30, 2023 and 2022.

Refining & Marketing
The following includes key financial and operating data for the third quarter of 2023 compared to the third quarter of 2022 and the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,959	3,007	2,908	2,970
Refining & Marketing margin per barrel, excluding LIFO inventory charge(a)(b)	$26.16	$30.31	$24.80	$28.08
LIFO inventory charge	—	(0.10)	—	(0.03)
Refining & Marketing margin per barrel(a)(b)	$26.16	$30.21	$24.80	$28.05
Less:
Refining operating costs per barrel(c)	5.14	5.63	5.32	5.35
Distribution costs per barrel	5.44	4.90	5.29	4.82
LIFO inventory charge	—	(0.10)	—	(0.03)
Other income per barrel(d)	(0.48)	(0.09)	(0.16)	(0.13)
Refining & Marketing segment adjusted EBITDA per barrel	$16.06	$19.87	$14.35	$18.04
Less:
Refining planned turnaround costs per barrel	0.56	1.39	1.14	0.84
LIFO inventory charge	—	0.10	—	0.03
Depreciation and amortization per barrel	1.70	1.66	1.78	1.72
Refining & Marketing segment income per barrel	$13.80	$16.72	$11.43	$15.45
Fees paid to MPLX per barrel included in distribution costs above	$3.58	$3.34	$3.60	$3.36
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$2.51	$2.89	$2.44	$3.01
Chicago ULSD	2.71	3.53	2.63	3.45
USGC CBOB unleaded regular gasoline	2.58	2.65	2.44	2.92
USGC ULSD	2.96	3.49	2.74	3.49
LA CARBOB	3.30	3.46	2.93	3.47
LA CARB diesel	3.36	3.56	2.89	3.56

Market Indicators (dollars per barrel)
WTI	$82.22	$91.43	$77.28	$98.25
MEH	84.01	93.77	78.81	100.10
ANS	88.02	99.13	81.82	102.62
Crack Spreads:
Mid-Continent WTI 3-2-1	$20.71	$31.01	$21.51	$27.74
USGC MEH 3-2-1	22.52	21.07	20.10	23.21
West Coast ANS 3-2-1	44.04	39.22	32.81	37.35
Blended 3-2-1(a)	26.10	28.68	23.21	27.85

Crude Oil Differentials:
Sweet	$(0.66)	$(0.13)	$(0.23)	$0.11
Sour	(3.97)	(8.47)	(6.31)	(6.15)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/40/20 percent in 2023 and 2022.
Third Quarter 2023 Compared to Third Quarter 2022
Refining & Marketing segment revenues decreased $4.71 billion primarily due to decreased average refined product sales prices of $0.37 per gallon, partially offset by increased refined product sales volumes of 9 mbpd.
Net refinery throughput decreased 48 mbpd during the third quarter of 2023.
Refining & Marketing segment adjusted EBITDA decreased $1.12 billion primarily due to decreases in per barrel margins and throughput and increased distribution costs, excluding depreciation and amortization, partially offset by decreased refining operating costs, excluding depreciation and amortization. Refining & Marketing segment adjusted EBITDA was $16.06 per barrel for the third quarter of 2023, versus $19.87 per barrel for the third quarter of 2022.
Refining & Marketing margin, excluding LIFO inventory charge, was $26.16 per barrel for the third quarter of 2023 compared to $30.31 per barrel for the third quarter of 2022. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $1 billion on Refining & Marketing margin for the third quarter of 2023 compared to the third quarter of 2022, primarily due to narrower Mid-Continent crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances, fuel margin from sales to direct dealers and, for the third quarter of 2022, a LIFO inventory charge of $28 million. These factors had an estimated net negative effect of approximately $200 million on Refining & Marketing segment income in the third quarter of 2023 compared to the third quarter of 2022.
For the three months ended September 30, 2023, refining operating costs, excluding depreciation and amortization, decreased $157 million, or $0.49 per barrel, largely due to lower energy costs.

Distribution costs, excluding depreciation and amortization, increased $125 million, or $0.54 per barrel, and include fees paid to MPLX of $975 million and $923 million for the third quarter of 2023 and 2022, respectively. The increase was primarily due to higher pipeline tariff rates and logistics fee escalations.
Refining planned turnaround costs decreased $231 million, or $0.83 per barrel, due to the scope and timing of turnaround activity.
Depreciation and amortization increased $4 million, or $0.04 per barrel.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $561 million and $761 million, net of benefits related to retroactive changes in renewable volume obligation requirements, in the third quarter of 2023 and 2022, respectively. The RINs expense is included in Refining & Marketing margin. The decrease in the third quarter of 2023 was primarily due to lower obligated volume, increased RINs generated and acquired from our Martinez Renewables joint venture and lower RIN prices.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Refining & Marketing segment revenues decreased $25.01 billion primarily due to decreased average refined product sales prices of $0.58 per gallon, partially offset by increased refined product sales volumes of 10 mbpd.
Net refinery throughput decreased 62 mbpd in the first nine months of 2023.
Refining & Marketing segment adjusted EBITDA decreased $3.24 billion primarily driven by decreases in per barrel margins and throughput and increased distribution costs, excluding depreciation and amortization, partially offset by decreased refining operating costs, excluding depreciation and amortization. Refining & Marketing segment adjusted EBITDA was $14.35 per barrel for the first nine months of 2023, versus $18.04 per barrel for the first nine months of 2022.
Refining & Marketing margin, excluding LIFO inventory charge, was $24.80 per barrel for the first nine months of 2023 compared to $28.08 per barrel for the first nine months of 2022. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $3 billion on Refining & Marketing margin for the first nine months of 2023 compared to the first nine months of 2022, primarily due to narrower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields, other feedstock variances, fuel margin from sales to direct dealers and, for the first nine months of 2022, a LIFO inventory charge of $28 million. These factors had an estimated net positive effect of approximately $400 million on Refining & Marketing segment income in the first nine months of 2023 compared to the first nine months of 2022.
For the nine months ended September 30, 2023, refining operating costs, excluding depreciation and amortization, decreased $114 million, or $0.03 per barrel, largely due to lower energy costs, partially offset by project expense associated with higher turnaround activity.
Distribution costs, excluding depreciation and amortization, increased $290 million for the first nine months of 2023, or $0.47 per barrel, and include fees paid to MPLX of $2.86 billion and $2.73 billion for the first nine months of 2023 and 2022, respectively. The increase was primarily due to higher pipeline tariff rates and logistics fee escalations.
Refining planned turnaround costs increased $222 million, or $0.30 per barrel, due to the scope and timing of turnaround activity.
Depreciation and amortization increased $16 million, or $0.06 per barrel.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $1.72 billion and $2.06 billion, net of benefits related to retroactive changes in renewable volume obligation requirements, in the first nine months of 2023 and 2022, respectively. The RINs expense is included in Refining & Marketing margin. The decrease in the first nine months of 2023, was primarily due to increased RINs acquired with purchased product from third parties and through RINs generated and acquired from our Martinez Renewables joint venture.

Supplemental Refining & Marketing Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	94	98	92	96
Refinery throughput (mbpd):
Crude oil refined	2,773	2,823	2,680	2,781
Other charge and blendstocks	186	184	228	189
Net refinery throughput	2,959	3,007	2,908	2,970
Sour crude oil throughput percent	46	48	44	48
Sweet crude oil throughput percent	54	52	56	52
Refined product yields (mbpd):
Gasoline(b)	1,511	1,501	1,506	1,507
Distillates(b)	1,061	1,134	1,040	1,079
Propane	65	73	66	72
NGLs and petrochemicals(b)	202	199	196	194
Heavy fuel oil	74	43	55	61
Asphalt	87	91	84	90
Total	3,000	3,041	2,947	3,003
Refined product export sales volumes (mbpd)(c)	325	335	306	310
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Product yields include renewable production.
(c)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.
Midstream
The following includes key financial and operating data for the third quarter of 2023 compared to the third quarter of 2022 and the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Midstream Sales and Other Operating Revenues
Q3 2023
$1,292
$1,434
$2,726
Q3 2022
$1,432
$1,326
$2,758
YTD 2023
$3,669
$4,143
$7,812
YTD 2022
$4,193
$3,881
$8,074
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes amounts related to MPLX operated unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
Benchmark Prices	2023	2022	2023	2022
Natural Gas NYMEX HH (per MMBtu)	$2.66	$7.91	$2.58	$6.67
C2 + NGL Pricing (per gallon)(a)	$0.68	$1.01	$0.69	$1.11
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.
Third Quarter 2023 Compared to Third Quarter 2022
In the third quarter of 2023, Midstream segment adjusted EBITDA increased $41 million. Sales and operating revenues decreased $32 million mainly due to lower NGL prices, partially offset by rate escalations and higher throughput. This decrease was more than offset by lower purchased product costs of $66 million, primarily due to lower NGL prices of $276 million, partially offset by higher NGL volumes of $157 million, a change of $53 million due to changes in the fair value of an embedded derivative in a natural gas purchase commitment and an increase in income from equity method investments of $32 million.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Midstream segment adjusted EBITDA increased $244 million in the first nine months of 2023. Sales and operating revenues decreased $262 million mainly due to lower NGL prices, partially offset by rate escalations and higher throughput. This decrease was more than offset by lower purchased product costs of $436 million, primarily due to lower NGL prices of $826 million, partially offset by higher volumes of $329 million, a change of $61 million due to changes in the fair value of an embedded derivative in a natural gas purchase commitment and an increase in income from equity method investments of $112 million.

Corporate

Key Financial Information (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Corporate(a)	$(246)	$(173)	$(613)	$(494)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $42 million and $13 million for the third quarter of 2023 and 2022, respectively, and $80 million and $40 million for the nine months ended September 30, 2023 and 2022, respectively.
Third Quarter 2023 Compared to Third Quarter 2022
In the third quarter of 2023, corporate expenses increased $73 million largely due to a $35 million increase in stock compensation expense related to the valuation of existing performance-based stock units and $25 million of non-operating equipment disposal expense.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Corporate expenses increased $119 million in the first nine months of 2023 largely due to $39 million of performance-based stock compensation expense, $25 million of non-operating equipment disposal expense, $23 million of employee compensation and $20 million of contract services.
Items not Allocated to Segments

Key Financial Information (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Items not allocated to segments:
Gain on sale of assets	$106	$1,058	$106	$1,058
Renewable volume obligation requirements	—	—	—	238
Litigation	—	—	—	27
Total items not allocated to segments:	$106	$1,058	$106	$1,323
Third Quarter 2023 Compared to Third Quarter 2022
Items not allocated to segments includes the $106 million gain on the sale of MPC’s 25 percent interest in South Texas Gateway in the third quarter of 2023 and the gain of $549 million on the formation of the Martinez Renewables joint venture and the gain of $509 million on a lease reclassification in the third quarter of 2022.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
In the first nine months of 2023, items not allocated to segments includes the $106 million gain on the sale of MPC’s 25 percent interest in South Texas Gateway. In the first nine months of 2022, items not allocated to segments primarily included the gain of $549 million on the formation of the Martinez Renewables joint venture, the gain of $509 million on a lease reclassification and a $238 million benefit related to retroactive changes in renewable volume obligation requirements published by the EPA for 2020 and 2021.
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

Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2023	2022	2023	2022
Refining & Marketing segment adjusted EBITDA	$4,373	$5,496	$11,389	$14,630
Plus (Less):
Depreciation and amortization	(463)	(459)	(1,411)	(1,395)
Refining planned turnaround costs	(153)	(384)	(902)	(680)
LIFO inventory charge	—	(28)	—	(28)
Selling, general and administrative expenses	658	614	1,846	1,696
(Income) loss from equity method investments	(24)	(21)	(5)	(39)
Net gain on disposal of assets	(1)	—	(4)	(37)
Other income	(313)	(191)	(605)	(606)
Refining & Marketing gross margin	4,077	5,027	10,308	13,541
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,608	2,861	8,101	7,804
Depreciation and amortization	463	459	1,411	1,395
Gross margin excluded from and other income included in Refining & Marketing margin(a)	51	51	79	136
Other taxes included in Refining & Marketing margin	(77)	(40)	(217)	(132)
Refining & Marketing margin	$7,122	$8,358	$19,682	$22,744
LIFO inventory charge	—	28	—	28
Refining & Marketing margin, excluding LIFO inventory charge	$7,122	$8,386	$19,682	$22,772
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $8.45 billion at September 30, 2023 compared to $8.63 billion at December 31, 2022. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Nine Months Ended September 30,
(Millions of dollars)	2023	2022
Net cash provided by (used in):
Operating activities - continuing operations	$12,994	$12,023
Operating activities - discontinued operations	—	(44)
Total operating activities	12,994	11,979
Investing activities	(2,131)	1,121
Financing activities	(11,038)	(11,011)
Total increase (decrease) in cash	$(175)	$2,089
Operating Activities
Net cash provided by continuing operations increased $971 million in the first nine months of 2023 compared to the first nine months of 2022. The change in net cash provided by continuing operations is primarily due to a favorable change in working capital of $2.63 billion, when comparing the change in working capital in both periods, partially offset by a decrease in operating results.

For the first nine months of 2023, changes in working capital, excluding changes in short-term debt, were a net $1.37 billion source of cash primarily due to the effects of decreasing energy commodity volumes and increasing prices at the end of the period on working capital. Current receivables decreased primarily due to a decrease in crude oil volumes. Accounts payable increased primarily due to an increase in crude oil prices, partially offset by a decrease in crude oil volumes. Inventories increased primarily due to increases in refined product and crude oil inventory volumes.
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
Investing Activities
Net cash used in investing activities was $2.13 billion in the first nine months of 2023 compared to net cash provided by investing activities of $1.12 billion in the first nine months of 2022.
•Net cash used in investing activities in the first nine months of 2023 is primarily due to purchases of short-term investments of $7.14 billion, partially offset by maturities and sales of short-term investments of $3.90 billion and $1.87 billion, respectively.
Net cash provided by investing activities in the first nine months of 2022 was primarily due to maturities and sales of short-term investments of $4.40 billion and $1.14 billion, respectively, partially offset by purchases of short-term investments of $3.74 billion.
•Additions to property, plant and equipment decreased $336 million. See the “Capital Requirements” section for additional information on our capital investment plan.
•Cash used for acquisitions of $74 million in the first nine months of 2022 included acquisitions in our Refining & Marketing and Midstream segments.
•Cash used in net investments was $92 million for the first nine months of 2023 compared to cash provided of $296 million for the first nine months of 2022. In 2023, investments primarily included the Martinez Renewables joint venture and the acquisition of a 49.9 percent equity interest in LF Bioenergy for approximately $56 million, partially offset by cash received from the sale of MPC’s 25 percent interest in South Texas Gateway. In 2022, MPC received a $500 million cash distribution from the Martinez Renewables joint venture, partially offset by increased MPLX contributions to equity method investments, which included a $60 million contribution to its Bakken Pipeline joint venture to fund its share of a debt repayment by the joint venture.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(Millions of dollars)	2023	2022
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,358	$1,694
Increase in capital accruals	54	30
Total capital expenditures	1,412	1,724
Investments in equity method investees	362	215
Total capital expenditures and investments	$1,774	$1,939
Financing Activities
Financing activities were a net $11.04 billion use of cash in the first nine months of 2023 compared to a net $11.01 billion use of cash in the first nine months of 2022.
•Long-term debt borrowings and repayments were a net $512 million source of cash in the first nine months of 2023 compared to a net $1.08 billion source of cash in the first nine months of 2022. During the first nine months of 2023, MPLX issued $1.6 billion of senior notes and redeemed $1.0 billion of senior notes.
During the first nine months of 2022, MPLX issued $2.5 billion of senior notes, redeemed $1.0 billion of senior notes and had net payments of $300 million under its revolving credit facility.
•Cash used in common stock repurchases, including fees and expenses, totaled $9.07 billion in the first nine months of 2023 compared to $10.09 billion in the first nine months of 2022. See the “Capital Requirements” section for further discussion of our stock repurchases.

•Cash used in dividend payments increased $22 million due to increased per share dividends in 2023 offset by a reduction of shares resulting from share repurchases in 2023 and 2022.
•Cash used in repurchases of noncontrolling interests was $315 million in the first nine months of 2022 related to the repurchase of MPLX common units. See Note 4 to the unaudited consolidated financial statements for further discussion of MPLX.
•During the first nine months of 2023, MPLX redeemed all of its outstanding Series B preferred units for $600 million.
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
Our liquidity, excluding MPLX, totaled $17.20 billion at September 30, 2023 consisting of:

	September 30, 2023
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	—	100
Total	$5,100	$—	$1	$5,099
Cash and cash equivalents and short-term investments(b)				12,096
Total liquidity				$17,195
(a)The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. In September 2023, the trade receivables securitization facility was amended to, among other things, extend its term until September 30, 2024.
(b)Excludes cash and cash equivalents of MPLX of $960 million.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At September 30, 2023, we had no borrowings outstanding under the commercial paper program.
MPC’s five-year revolving credit agreement, dated as of July 7, 2022 (the ”MPC Credit Agreement”), and trade receivables facility contain representations and warranties, affirmative and negative covenants and events of default that we consider usual and customary for agreements of these types. The financial covenant included in the MPC Credit Agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of Consolidated Net Debt to Total Capitalization (as defined in the MPC Credit Agreement) of no greater than 0.65 to 1.00. As of September 30, 2023, we were in compliance with the covenants contained in the MPC Credit Agreement and our trade receivables facility, including the financial covenant with a ratio of Consolidated Net Debt to Total Capitalization of 0.00 to 1.00.

Our intention is to maintain an investment-grade credit profile. As of September 30, 2023, the credit ratings on our senior unsecured debt are as follows.

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
MPLX
MPLX’s liquidity totaled $4.46 billion at September 30, 2023 consisting of:

	September 30, 2023
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility(a)	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				960
Total liquidity				$4,460
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
MPLX’s five-year revolving credit agreement, dated as of July 7, 2022 (the “MPLX Credit Agreement”) contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. The financial covenant requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA (both as defined in the MPLX Credit Agreement) for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 during the six-month period following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. Other covenants restrict MPLX and/or certain of its subsidiaries from incurring debt, creating liens on assets and entering into transactions with affiliates. As of September 30, 2023, MPLX was in compliance with the covenants, including the financial covenant with a ratio of Consolidated Total Debt to Consolidated EBITDA of 3.4 to 1.0.

Our intention is to maintain an investment-grade credit profile for MPLX. As of September 30, 2023, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
Capital expenditures and investments for MPC and MPLX are summarized below.

	Nine Months Ended September 30,
(Millions of dollars)	2023	2022
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$919	$1,004
Midstream - Other	1	7
Corporate and Other(b)	64	87
Total MPC, excluding MPLX	$984	$1,098

Midstream - MPLX	$747	$765
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $43 million and $76 million for the nine months ended September 30, 2023 and 2022, respectively.
Capital expenditures and investments in affiliates during the nine months ended September 30, 2023, were primarily for Refining & Marketing and Midstream projects. Major Refining & Marketing projects include renewables projects, primarily the Martinez facility conversion and an emissions reduction program at our Los Angeles refinery, the STAR project, which commenced operations, and projects that we expect will help us reduce future operating costs and improve the competitive position of our assets.
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
Total share repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Number of shares repurchased	20	44	71	115
Cash paid for shares repurchased	$2,819	$3,908	$9,067	$10,085
Average cost per share(a)	$139.84	$92.54	$127.09	$88.07
(a)     The average cost per share for the 2023 period includes a 1% excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but does not reduce the share repurchase authorization.
From January 1, 2012 through September 30, 2023, our board of directors had approved $45.05 billion in total share repurchase authorizations and we repurchased a total of $40.74 billion of our common stock. As of September 30, 2023, MPC has $4.31 billion remaining under its share repurchase authorizations, which reflects the repurchase of 291,459 common shares for $45 million that were transacted in the third quarter of 2023 and settled in the fourth quarter of 2023.
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
See Note 8 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
MPLX Unit Repurchases
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2023	2022	2023	2022
Number of common units repurchased	—	6	—	10
Cash paid for common units repurchased	$—	$180	$—	$315
Average cost per unit	$—	$31.65	$—	$31.98
As of September 30, 2023, approximately $846 million remained available under the authorization for future unit repurchases.
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
Cash Commitments
Contractual Obligations
As of September 30, 2023, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first nine months of 2023, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2022.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 17 and 22, respectively, to the unaudited consolidated financial statements, and financing and operating leases.

Other Cash Commitments
On October 25, 2023, our board of directors declared a dividend of $0.825 per share on common stock. The dividend is payable December 11, 2023, to shareholders of record as of the close of business on November 16, 2023.
During the nine months ended September 30, 2023, we made a $258 million contribution to our funded pension plans. We have no required funding for 2023, but may make additional voluntary contributions at our discretion depending on the anticipated funding status and plan asset performance.
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
There have been no additional significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2023.
CRITICAL ACCOUNTING ESTIMATES
As of September 30, 2023, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table includes the composition of net losses on our commodity derivative positions as of September 30, 2023 and 2022, respectively.

	Nine Months Ended September 30,
(Millions of dollars)	2023	2022
Realized loss on settled derivative positions	$(24)	$(217)
Unrealized gain (loss) on open net derivative positions	(33)	153
Net loss	$(57)	$(64)
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at September 30, 2023.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2023 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of September 30, 2023
Crude	$(90)	$(226)	$90	$226
Refined products	(20)	(49)	20	49
Blending products	(20)	(50)	20	50
Soybean oil	(7)	(17)	7	17
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2023 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of September 30, 2023 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and, in addition to short-term investments which are recorded at fair value, are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value as of September 30, 2023(a)	Change in Fair Value(b)	Change in Net Income for the Nine Months Ended September 30, 2023(c)
Long-term debt
Fixed-rate	$23,943	$1,796	n/a
Variable-rate	—	—	—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2023.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2023.
At September 30, 2023, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2023, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 or for the quarter ended June 30, 2023.
Dakota Access Pipeline
As reported in our Annual Report on Form 10-K for the year ended December 31, 2022, MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”) that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects, collectively referred to as the Bakken Pipeline system or DAPL. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement going forward, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The Army Corps has not provided a definitive date as to when a final decision would be issued.
In May 2021, the D.D.C. denied a renewed request for an injunction to shut down the pipeline while the EIS is being prepared. In June 2021, the D.D.C. issued an order dismissing without prejudice the tribes’ claims against the Dakota Access Pipeline. The litigation could be reopened or new litigation challenging the EIS, once completed, could be filed. The pipeline remains operational.
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the vacatur of the easement results in temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2023, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.
Martinez Refinery
On October 20, 2023, Tesoro Refining & Marketing Company LLC, an indirect wholly owned subsidiary of MPC, received an offer to settle 59 Notices of Violation (“NOVs”) received from the Bay Area Air Quality Management District. The NOVs were issued for alleged violations of air quality regulations at our Martinez refinery between June 2018 and May 2022. We cannot currently estimate the timing of the resolution of this matter but do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
Edwardsville Incident
As reported in our Annual Report on Form 10-K for the year ended December 31, 2022, in March 2022, the State of Illinois brought an action in Madison County Circuit Court in Illinois against Marathon Pipe Line LLC (“MPL”), an indirect wholly owned subsidiary of MPLX, asserting various violations and demanding a permanent injunction and civil penalties in connection with a release of crude oil on the Wood River to Patoka 22" line near Edwardsville, Illinois in March 2022. In September 2023, the U.S. Department of Justice and EPA confirmed they will be pursuing federal enforcement for alleged Clean Water Act violations arising from this incident as well as other pipeline releases. We cannot currently estimate the amount of any civil penalty or the timing of the resolution of this matter but do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table sets forth a summary of our purchases during the quarter ended September 30, 2023, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
07/01/2023-07/31/2023	6,540,689	$122.39	6,540,689	$6,317
08/01/2023-08/31/2023	9,831,087	143.64	9,831,087	4,904
09/01/2023-09/30/2023	3,871,396	151.84	3,871,396	4,317
Total	20,243,172	138.34	20,243,172
(a)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations. The weighted average price includes any commissions paid to brokers during the relevant period.
(b)On January 31, 2023, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization. On May 2, 2023, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization. On October 25, 2023, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization that is not included in the maximum remaining amount that may yet be purchased set forth in the table above. These share repurchase authorizations have no expiration date.

Item 5. Other Information
During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

October 31, 2023	MARATHON PETROLEUM CORPORATION

	By:	/s/ C. Kristopher Hagedorn
C. Kristopher Hagedorn Senior Vice President and Controller