Form 10-K
period 2023-12-31
Marathon Petroleum Corp
filed 2024-02-28
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☑   Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
The aggregate market value of common stock held by non-affiliates as of June 30, 2023 was approximately $47.2 billion. This amount is based on the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2023. Shares of common stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.
There were 361,358,732 shares of Marathon Petroleum Corporation common stock outstanding as of February 23, 2024.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement relating to its 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Report.

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “MPC,” “us,” “our,” “we” or the “Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Glossary of Terms

Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaska North Slope crude oil, an oil index benchmark price
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATB	Articulated tug barges
barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Gasoline Blendstock for Oxygenate Blending
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization (a non-GAAP financial measure)
EPA	U.S. Environmental Protection Agency
ESG	Environmental, social and governance
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
LCFS	Low Carbon Fuel Standard
LIFO	Last in, first out
mbbls	Thousands of barrels
mbpd	Thousand barrels per day
mbpcd	Thousand barrels per calendar day
MEH	Magellan East Houston crude oil, an oil index benchmark price
MMcf/d	One million cubic feet of natural gas per day
MMBtu	One million British thermal units
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OSHA	U.S. Occupational Safety and Health Administration
OTC	Over-the-Counter
RFS2	Revised Renewable Fuel Standard program, as required by the Energy Independence and Security Act of 2007
RIN	Renewable Identification Number
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
STAR	South Texas Asset Repositioning
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
UST	Underground storage tank
VIE	Variable interest entity
VPP	Voluntary Protection Program
WTI	West Texas Intermediate crude oil, an oil index benchmark price

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
•environmental, social and governance, which we refer to as “ESG”, plans and goals, including those related to greenhouse gas emissions and intensity, freshwater withdraw intensity, diversity and inclusion and ESG reporting;
•future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;
•the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•business strategies, growth opportunities and expected investments, including plans to improve commercial performance, lower costs and optimize our asset portfolio;
•consumer demand for refined products, natural gas, renewables and natural gas liquids, such as ethane, propane, butanes and natural gasoline, which we refer to as “NGLs”;
•the timing, amount and form of any future capital return transactions, including dividends and share repurchases by MPC or distributions and unit repurchases by MPLX LP (“MPLX”); and
•the anticipated effects of actions of third parties such as competitors, activist investors, federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.
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
•the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows;
•the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products, or renewables;
•volatility in or degradation of general economic, market, industry or business conditions, including as a result of pandemics, other infectious disease outbreaks, natural hazards, extreme weather events, regional conflicts such as hostilities in the Middle East and in Ukraine, inflation or rising interest rates;
•our ability to comply with federal and state environmental, economic, health and safety, energy and other policies and regulations and enforcement actions initiated thereunder;
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
•industrial incidents or other unscheduled shutdowns affecting our refineries, machinery, pipelines, processing, fractionation and treating facilities or equipment, means of transportation, or those of our suppliers or customers;
•acts of war, terrorism or civil unrest that could impair our ability to produce refined products, receive feedstocks or to gather, process, fractionate or transport crude oil, natural gas, NGLs, refined products or renewables;
•political pressure and influence of environmental groups and other stakeholders that are adverse to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs, other hydrocarbon-based products or renewables;
•labor and material shortages;
•the timing and ability to obtain necessary regulatory approvals and permits and to satisfy other conditions necessary to complete planned projects or to consummate planned transactions within the expected timeframe, if at all;
•the availability of desirable strategic alternatives to optimize portfolio assets and the ability to obtain regulatory and other approvals with respect thereto;
•our ability to successfully implement our sustainable energy strategy and principles and achieve our ESG goals and targets within the expected timeframe, if at all;
•the costs, disruption and diversion of management’s attention associated with campaigns commenced by activist investors;
•personnel changes;
•the imposition of windfall profit taxes or maximum margin penalties on companies operating in the energy industry in California or other jurisdictions; and
•the other factors described in Item 1A. Risk Factors.
We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

PART I
Item 1. Business
OVERVIEW
MPC has more than 135 years of history in the energy business, and is a leading, integrated, downstream energy company. We operate one of the nation's largest refining systems with approximately 3.0 million barrels per day of crude oil refining capacity and believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers in the United States. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges. In addition, our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets.
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
•Midstream – gathers, transports, stores and distributes crude oil, refined products, including renewable diesel, and other hydrocarbon-based products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges; gathers, processes and transports natural gas; and transports, fractionates, stores and markets NGLs. The Midstream segment primarily reflects the results of MPLX. MPLX is a diversified, large-cap master limited partnership (“MLP”) formed in 2012 that owns and operates midstream energy infrastructure and logistics assets and provides fuels distribution services. As of December 31, 2023, we owned the general partner of MPLX and approximately 65 percent of the outstanding MPLX common units.
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
On May 14, 2021, we completed the sale of Speedway, LLC (“Speedway”), our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven, Inc. (“7-Eleven”) for cash proceeds of $21.38 billion ($17.22 billion after cash-tax payments). This transaction resulted in a pretax gain of $11.68 billion ($8.02 billion after income taxes), after deducting the book value of the net assets and certain other adjustments.
OUR OPERATIONS
Refining & Marketing
Refineries
We currently own and operate refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States with an aggregate crude oil refining capacity of 2,950 mbpcd. During 2023, our refineries processed 2,677 mbpd of crude oil and 237 mbpd of other charge and blendstocks. During 2022, our refineries processed 2,761 mbpd of crude oil and 190 mbpd of other charge and blendstocks.
Our refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, hydrocracking, catalytic reforming, coking, desulfurization and sulfur recovery units. The refineries process a wide variety of condensate and light and heavy crude oils purchased from various domestic and foreign suppliers. We produce numerous refined products, ranging from transportation fuels, such as reformulated gasolines, blend-grade gasolines intended for blending with ethanol and ULSD fuel, to heavy fuel oil and asphalt. Additionally, we manufacture NGLs and petrochemicals and propane. See the Refined Product Sales section for further information about the products we produce.
Our refineries are largely integrated with each other via pipelines, terminals and barges to maximize operating efficiency. The transportation links that connect our refineries allow the movement of intermediate products between refineries to optimize operations, produce higher margin products and efficiently utilize our processing capacity. Also, shipping intermediate products between facilities during partial refinery shutdowns allows us to utilize processing capacity that is not directly affected by the shutdown work.
Following is a description of each of our refineries and their capacity by region.
Gulf Coast Region (1,228 mbpcd)
Galveston Bay, Texas City, Texas Refinery (631 mbpcd)
Our Galveston Bay refinery is a combination of our former Texas City refinery and Galveston Bay refinery. Following the completion of the STAR project in 2023, which added 40 mbpcd of capacity, it is now our largest refinery. The refinery is located on the Texas Gulf Coast southeast of Houston, Texas and can process a wide variety of crude oils into gasoline, distillates, NGLs and petrochemicals, heavy fuel oil and propane. The refinery has access to the export market and multiple options to sell refined products. Our cogeneration facility, which supplies the Galveston Bay refinery, currently has 1,055 megawatts of electrical production capacity and can produce 4.3 million pounds of steam per hour. Approximately 49 percent of the power generated in 2023 was used at the refinery, with the remaining electricity being sold into the electricity grid.
Garyville, Louisiana Refinery (597 mbpcd)
Our Garyville refinery is located along the Mississippi River in southeastern Louisiana between New Orleans, Louisiana and Baton Rouge, Louisiana. The Garyville refinery is configured to process a wide variety of crude oils into gasoline, distillates, NGLs and petrochemicals, propane, asphalt and heavy fuel oil. The refinery has access to the export market and multiple options to sell refined products. Our Garyville refinery has earned designation as an OSHA VPP Star site.
Mid-Continent Region (1,170 mbpcd)
Catlettsburg, Kentucky Refinery (300 mbpcd)
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
Detroit, Michigan Refinery (140 mbpcd)
Our Detroit refinery is located in southwest Detroit. It is the only petroleum refinery currently operating in Michigan. The Detroit refinery processes sweet and heavy sour crude oils into gasoline, distillates, NGLs and petrochemicals, asphalt, propane and heavy fuel oil. Our Detroit refinery has earned designation as an OSHA VPP Star site.
El Paso, Texas Refinery (133 mbpcd)
Our El Paso refinery is located east of downtown El Paso. The El Paso refinery processes sweet and sour crude oils into gasoline, distillates, heavy fuel oil, asphalt, propane and NGLs and petrochemicals.
St. Paul Park, Minnesota Refinery (105 mbpcd)
Our St. Paul Park refinery is located along the Mississippi River southeast of St. Paul Park. The St. Paul Park refinery processes sweet and heavy sour crude oils into gasoline, distillates, asphalt, propane, NGLs and petrochemicals and heavy fuel oil.
Canton, Ohio Refinery (100 mbpcd)
Our Canton refinery is located south of Cleveland, Ohio. The Canton refinery processes sweet and sour crude oils, including production from the nearby Utica Shale, into gasoline, distillates, asphalt, propane, NGLs and petrochemicals and heavy fuel oil. The Canton refinery has earned designation as an OSHA VPP Star site.
Mandan, North Dakota Refinery (71 mbpcd)
Our Mandan refinery is located outside of Bismarck, North Dakota. The Mandan refinery processes primarily sweet domestic crude oil from North Dakota into gasoline, distillates, heavy fuel oil, propane and NGLs and petrochemicals.

Salt Lake City, Utah Refinery (68 mbpcd)
Our Salt Lake City refinery is the largest in Utah and is located north of downtown Salt Lake City. The Salt Lake City refinery processes crude oil from Utah, Colorado, Wyoming and Canada into gasoline, distillates, heavy fuel oil, propane and NGLs and petrochemicals.
West Coast Region (552 mbpcd)
Los Angeles, California Refinery (365 mbpcd)
Our Los Angeles refinery is located in Los Angeles County, near the Los Angeles Harbor. The Los Angeles refinery is the largest refinery on the West Coast and is a major producer of cleaner burning CARB fuels. The Los Angeles refinery processes heavy crude oil from California’s San Joaquin Valley and Los Angeles Basin, as well as crude oils from the Alaska North Slope, South America, West Africa and other international sources, into CARB gasoline and CARB diesel fuel, as well as conventional gasoline, distillates, NGLs and petrochemicals, heavy fuel oil and propane.
Anacortes, Washington Refinery (119 mbpcd)
Our Anacortes refinery is located north of Seattle on Puget Sound. The Anacortes refinery processes Canadian crude oil, domestic crude oil from North Dakota and the Alaska North Slope and international crude oils into gasoline, distillates, heavy fuel oil, propane and NGLs and petrochemicals.
Kenai, Alaska Refinery (68 mbpcd)
Our Kenai refinery is located on the Cook Inlet, southwest of Anchorage. The Kenai refinery processes mainly Alaska domestic crude oil, domestic crude oil from North Dakota, along with limited international crude oil into distillates, gasoline, heavy fuel oil, propane, asphalt and NGLs and petrochemicals.
Planned maintenance activities, or turnarounds, requiring temporary shutdown of certain refinery operating units, are periodically performed at each refinery.
Refined Product Yields
The following table sets forth our refinery production by product group for each of the last three years.

(mbpd)	2023	2022	2021
Gasoline(a)	1,526	1,494	1,446
Distillates(a)	1,047	1,079	965
Propane	66	70	52
NGLs and petrochemicals(a)	182	178	250
Heavy fuel oil	52	73	31
Asphalt	80	89	91
Total	2,953	2,983	2,835
(a)    Product yields include renewable production and ethanol blending.
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

(mbpd)	2023	2022	2021
United States	1,782	1,895	1,890
Canada	597	539	445
Other international	298	327	286
Total	2,677	2,761	2,621
Our refineries receive crude oil and other feedstocks and distribute our refined products through a variety of channels, including pipelines, trucks, railcars, ships and barges.
Renewable Fuels
The Martinez Renewable Fuels joint venture (the “Martinez Renewables joint venture”), included within the West Coast region, is a partnership structured as a 50/50 joint venture with Neste Corporation to convert the Martinez facility from refining petroleum to refining renewable feedstocks. The Martinez Renewables facility, which has a design capacity of 730 million gallons per year including pretreatment capabilities, began ramping up production of renewable diesel in 2023.
We hold a 49.9 percent ownership interest in ethanol production facilities in Albion, Michigan; Logansport, Indiana; Greenville, Ohio and Denison, Iowa. These plants have a combined ethanol production capacity of approximately 405 million gallons per year and are managed by our joint venture partner, The Andersons, Inc. (“The Andersons”).
The Dickinson, North Dakota, renewable fuels facility, within the Mid-Continent region, has the capacity to produce 184 million gallons per year of renewable diesel from corn oil, soybean oil, fats and greases. The produced renewable diesel generates federal RINs and LCFS credits when sold in California or similar markets. These instruments are used to help meet our Renewable Fuel Standard and LCFS compliance obligations as a petroleum fuel producer.
We formed a joint venture with Archer-Daniels-Midland Company (“ADM”) for the production of soybean oil to supply rapidly growing demand for renewable diesel fuel. The joint venture, which is named Green Bison Soy Processing, LLC (“Green Bison Soy Processing”), owns and operates a soybean processing complex in Spiritwood, North Dakota, with ADM owning 75 percent of the joint venture and MPC owning 25 percent. The Spiritwood facility sources and processes local soybeans and supplies the resulting soybean oil exclusively to MPC. The Spiritwood complex, which began operations in November 2023, is expected to produce approximately 600 million pounds of refined soybean oil annually, enough feedstock for approximately 75 million gallons of renewable diesel per year.
In 2023, we acquired a 49.9 percent equity interest in LF Bioenergy, an emerging producer of renewable natural gas (“RNG”) in the U.S. LF Bioenergy has been focused on developing and growing a portfolio of dairy farm-based, low carbon intensity RNG projects. Current projects are under various stages of development, with the first facility reaching full commercial operation in the first half of 2023.
Our wholly owned subsidiary, Virent Inc. (“Virent”), operates an advanced biofuels facility in Madison, Wisconsin at which it is working to commercialize a process for converting biobased feedstocks into renewable fuels and chemicals. During 2023, Virent continued to advance its BioForming® technology to commercialization with demonstration activities in the aviation industry.
Refined Product Sales
Our refined products are sold to independent retailers, wholesale customers, our brand jobbers and direct dealers. In addition, we sell refined products for export to international customers. As of December 31, 2023, there were 7,217 brand jobber outlets in 39 states, the District of Columbia and Mexico where independent entrepreneurs primarily maintain Marathon-branded outlets. We also have long-term supply contracts for 1,114 direct dealer locations primarily in Southern California, largely under the ARCO® brand. We believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers and consumers within our market area.
The following table sets forth our refined product sales volumes by product group for each of the last three years.

(mbpd)	2023(a)	2022(a)	2021(a)
Gasoline(b)	1,933	1,870	1,834
Distillates(b)	1,144	1,169	1,089
NGLs and petrochemicals(b)	230	221	293
Asphalt	82	89	94
Propane	90	93	76
Heavy fuel oil	57	66	39
Total	3,536	3,508	3,425
(a)    Refined product sales include volumes marketed directly to end-users and trading/supply volumes such as bulk sales to large unbranded resellers and other downstream companies. Marketed volumes directly to end-users such as branded retail stations were 2,385 mbpd, 2,355 mbpd and 2,338 mbpd for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)    Sales include renewable products.

Refined Product Sales Destined for Export
We sell gasoline, distillates and asphalt for export, primarily out of our Garyville, Galveston Bay, Anacortes and Los Angeles refineries. The following table sets forth our refined product sales destined for export by product group for the past three years.

(mbpd)	2023	2022	2021
Gasoline	119	105	115
Distillates	156	158	121
Other	64	52	41
Total	339	315	277
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
NGLs and Petrochemicals
We are a producer and marketer of NGLs and petrochemicals. Product availability varies by refinery and includes, among others, propylene, butane, xylene, benzene, cumene and toluene. We market these products domestically to customers in the chemical, agricultural and fuel-blending industries. In addition, we produce fuel-grade coke at our Garyville, Detroit, Galveston Bay and Los Angeles refineries, which is used for power generation and in miscellaneous industrial applications, and anode-grade coke at our Los Angeles and Robinson refineries, which is used to make carbon anodes for the aluminum smelting industry.
Asphalt
We have refinery-based asphalt production capacity of 143 mbpcd, which includes asphalt cements, polymer-modified asphalt, emulsified asphalt, industrial asphalts and roofing flux. We have a broad customer base, including asphalt-paving contractors, resellers, government entities (states, counties, cities and townships) and asphalt roofing shingle manufacturers. We sell asphalt in the domestic and export wholesale markets via rail, barge and vessel.
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
MPC-Retained Midstream Assets and Investments
We own four Jones Act product tankers, have ownership interests in several crude oil and refined products pipeline systems and pipeline companies and have an indirect ownership interest in an ocean vessel joint venture through our investment in Crowley Coastal Partners LLC.
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

EPAct 1992 deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” Our rates for interstate transportation service in effect for the 365-day period ending on the date of the passage of EPAct 1992 were deemed just and reasonable and therefore are grandfathered. Subsequent changes to those rates are not grandfathered. New rates have since been established after EPAct 1992 for certain pipelines, and certain of our pipelines have subsequently been approved to charge market-based rates.

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

On December 2, 2023, EPA issued its final rule to regulate methane emissions from the Oil and Natural Gas Sector. The rule titled “Standards of Performance for New, Reconstructed, and Modified Sources and Emissions Guidelines for Existing Sources: Oil and Gas Sector Climate Review” requires MPLX to control and reduce methane emissions within its natural gas gathering and boosting operations and gas processing facilities. The rule is consistent with the voluntary methane reduction programs that MPLX has been implementing through its Focus on Methane Program. As a result, although the rule requires MPLX to make additional investments to further reduce methane emissions, we do not believe the rule will have a material impact to our operations. Concurrent with its announcement of the final methane emission rules for the oil and natural gas sector, EPA finalized updates to its social cost of carbon, methane and nitrous oxide (collectively, “social cost of greenhouse gases” or “SC-GHG”). The updated estimates are significantly higher than past estimates. A higher SC-GHG could support more stringent GHG emission regulation in various rule makings from methane emissions to vehicle tailpipe emissions.
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
Other Air Emissions
In February 2024, EPA released a final rule to lower the primary (health-based) fine particulate matter annual standard from its current level of 12.0 µg/m3 to 9.0 µg/m3. Lowering of the National Ambient Air Quality Standards (“NAAQS”) and subsequent designation as a nonattainment area could result in increased costs associated with, or result in cancellation or delay of, capital projects at our or our customers’ facilities, or could require emission reductions that could result in increased costs to us or our customers. We cannot predict the effects of the various state implementation plan requirements at this time.

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
On October 22, 2019, EPA and the United States Army Corps of Engineers (“Army Corps”) published a final rule to repeal the 2015 “Clean Water Rule: Definition of Waters of the United States” (“2015 Rule”), which amended portions of the Code of Federal Regulations to restore the regulatory text that existed prior to the 2015 Rule, effective December 23, 2019. The rule repealing the 2015 Rule has been challenged in multiple federal courts. On April 21, 2020, EPA and the Army Corps promulgated the Navigable Waters Protection Rule (“2020 Rule”) to define “waters of the United States.” The 2020 Rule has been vacated by a federal court. On January 18, 2023, EPA and the Army Corps published a final rule (“2023 Rule”) repealing the 2020 Rule defining “waters of the United States” and adopting a rule largely based upon the definition adopted in 1986 with some revisions based upon subsequent United States Supreme Court rulings, in particular Rapanos v. United States (2006), which produced two different tests for determining “waters of the United States,” the relatively permanent waters and significant nexus tests. The 2023 Rule has been challenged in multiple federal courts and has been enjoined from applying in 27 states where the pre-2015 “waters of the United States” definition and guidance applies. On May 25, 2023, the United States Supreme Court issued its decision in Sackett v. EPA rejecting the significant nexus test in favor of the relatively permanent waters test, thereby narrowing the scope of wetlands and other water bodies regulated as “waters of the United States.” On September 8, 2023, EPA and the Army Corps revised the 2023 Rule to conform to the Sackett decision (“Revised 2023 Rule”). The Revised 2023 Rule applies in only 23 states and has also been challenged in multiple federal courts. The regulatory uncertainty could result in delays in permitting and impact pipeline construction and maintenance activities.
In April 2020, the U.S. District Court in Montana vacated Nationwide Permit 12 (“NWP 12”), which authorizes the placement of fill material in “waters of the United States” for utility line activities as long as certain best management practices are implemented. The decision was ultimately appealed to the United States Supreme Court, which partially reversed the district court’s decision, temporarily reinstating NWP 12 for all projects except the Keystone XL oil pipeline. The Army Corps subsequently reissued its nationwide permit authorizations on January 13, 2021, by dividing the NWP that authorizes utility line activities (NWP 12) into three separate NWPs that address the differences in how different utility line projects are constructed, the substances they convey, and the different standards and best management practices that help ensure those NWPs authorize only those activities that have no more than minimal adverse environmental effects. A challenge of the 2021 authorization is currently pending before the U.S. District Court for the District of Columbia (“D.D.C.”), after being transferred from the U.S. District Court for the District of Montana in August 2022, and the plaintiffs request the court vacate and remand the 2021 authorization. Also, a petition has been filed with the Army Corps asking it to revoke the 2021 authorization. The Army Corps could repeal or replace the 2021 authorization in a subsequent rulemaking, and proposed modifications to NWP 12 are expected to be published for notice and comment in early 2024. The repeal, vacatur, revocation or modification of the 2021 authorization could impact pipeline construction and maintenance activities.
As part of our emergency response activities, we have used aqueous film forming foam (“AFFF”) containing per- and polyfluoroalkyl substances (“PFAS”) chemicals as a vapor and fire suppressant. At this time, AFFFs containing PFAS are the most effective foams to prevent and control a flammable petroleum-based liquid fire involving a large storage tank or tank containment area. Fluorine-free firefighting foams are currently under development but have not yet proven to be as effective as AFFFs containing PFAS.
In May 2016, EPA issued lifetime health advisory levels (“HALs”) and health effects support documents for two PFAS substances - perfluorooctanoic acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”). These HALs were updated in June 2022, when EPA also issued HALs for two additional PFAS substances. In February 2019, EPA issued a PFAS Action Plan identifying actions it is planning to take to study and regulate various PFAS chemicals. EPA identified that it would evaluate, among other actions, (1) proposing national drinking water standards for PFOA and PFOS, (2) developing cleanup recommendations for PFOA and PFOS, (3) evaluating listing PFOA and PFOS as hazardous substances under CERCLA, and (4) conducting toxicity assessments for other PFAS chemicals. On December 5, 2022, EPA issued to states and EPA regional offices a memorandum providing guidance for addressing PFAS discharges in wastewater and stormwater. Also, on March 29, 2023, EPA issued a notice of proposed rulemaking to establish national drinking water standards for PFOS, PFOA, perfluorohexane sulfonic acid, perfluorononanoic acid, perfluorobutane sulfonic acid (“PFBS”), and hexafluoropropylene oxide dimer acid and its ammonium salt (also known as “GenX”). EPA indicates it will issue a final rule in late 2024. Congress may also take further action to regulate PFAS. We cannot currently predict the impact of potential statutes or regulations on our operations.
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
Solid and Hazardous Waste
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
On September 6, 2022, EPA issued a notice of proposed rulemaking that would designate PFOS and PFOA as hazardous substances under CERCLA Section 102(a). EPA indicates it will issue a final action during the first quarter of 2024. In addition, EPA has received three petitions requesting regulatory action on PFAS under RCRA and in February 2024, proposed two regulations that would add nine PFAS, including PFOA and PFOS, to the list of RCRA hazardous constituents and broaden the definition of hazardous waste applicable to corrective action requirements at hazardous waste treatment, storage, and disposal facilities. We cannot currently predict the impact of potential statutes or regulations on our remediation costs.
Vehicle and Fuel Requirements
Fuel Economy and GHG Emission Standards for Vehicles
The National Highway Traffic Safety Administration (“NHTSA”) establishes corporate average fuel economy (“CAFE”) standards for passenger cars and light trucks. In addition, EPA establishes carbon dioxide (“CO2”) emission standards for passenger cars and light trucks. An Executive Order issued on August 5, 2021, set a goal that 50 percent of all new passenger cars and light trucks sold in 2030 be zero emission vehicles. Consistent with this order, EPA and NHTSA have promulgated separate rules setting more stringent requirements. NHTSA’s CAFE standards would increase in stringency from model year 2023 levels by eight percent annually for model years 2024-2025 and ten percent annually for model year 2026. EPA’s model year 2023-2026 CO2 emission standards result in average fuel economy of 40 mpg in model year 2026. These NHTSA and EPA regulations have been challenged in court. In addition, NHTSA and EPA have proposed new rules setting even more stringent requirements for model years 2027-2032. NHTSA’s proposed standards would require an increase in fuel efficiency of two percent annually. EPA’s proposed standards represent a 56 percent reduction in emissions relative to the model year 2026 standards and would require a significant increase in electric vehicle production to meet the standards. Higher CAFE and CO2 emission standards for cars and light trucks reduce demand for our transportation fuels.
In addition, California may establish per its Clean Air Act waiver authority different standards that could apply in multiple states. EPA has issued a rule that reinstates California’s waiver for its Advanced Clean Car I program, which includes requirements for zero emission vehicle sales through 2025. California’s governor has also issued an executive order requiring sales of all new passenger vehicles in the state be zero-emission by 2035. The California Air Resources Board followed this executive order by finalizing its Advanced Clean Car II regulation, which bans the sale of internal combustion engine vehicles in California in 2035. California is seeking a waiver from EPA for its Advanced Clean Car II program. Other states have issued, or may issue, zero emission vehicle mandates.

Renewable Fuels Standards and Low Carbon Fuel Standards
Pursuant to the Energy Policy Act of 2005 and the EISA, Congress established a Renewable Fuel Standard (“RFS”) program that requires annual volumes of renewable fuel be blended into domestic transportation fuel. The statutory volumes apply through calendar year 2022. After calendar year 2022, the statute gives EPA the authority to set the annual volumes. EPA has promulgated annual volumes for 2023-2025 that increase the volume of renewable fuel that must be blended year over year.
There is currently no regulatory method for verifying the validity of most RINs sold on the open market. We have developed a RIN integrity program to vet the RINs that we purchase, and we incur costs to audit RIN generators. Nevertheless, if any of the RINs that we purchase and use for compliance are found to be invalid, we could incur costs and penalties for replacing the invalid RINs.
In addition to the federal Renewable Fuel Standards, certain states have, or are considering, promulgation of state renewable or low carbon fuel standards. For example, California began implementing its LCFS in January 2011. In September 2015, the CARB approved the re-adoption of the LCFS, which became effective on January 1, 2016, to address procedural deficiencies in the way the original regulation was adopted. The LCFS was amended again in 2018 with the current version targeting a 20 percent reduction in fuel carbon intensity from a 2010 baseline by 2030. CARB has issued a proposed rule expected to be finalized in early 2024 that would increase the stringency of the carbon intensity targets for 2025 and beyond. We incur costs to comply with LCFS programs, and these costs may increase if the cost of LCFS credits increases.
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
Certain of our facilities are subject to the Department of Homeland Security Chemical Facility Anti-Terrorism Standards, which expired on July 28, 2023. Congress has introduced bills that, if passed, would extend the program. We also have several facilities that are subject to the United States Coast Guard’s Maritime Transportation Security Act, and a number of other facilities that are subject to the Transportation Security Administration’s Pipeline Security Guidelines and are designated as “Critical Facilities.” We have an internal inspection program designed to monitor and ensure compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities.
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

Employee Profile
As of December 31, 2023, we employed approximately 18,200 people in full-time and part-time roles. Many of these employees provide services to MPLX, for which we are reimbursed in accordance with employee service agreements. Approximately 3,800 of our employees are covered by collective bargaining agreements.
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
Talent Management
Our People Strategy holistically addresses the dynamic business environment we operate in. It enables us to be an employer of choice with the best people and the right capabilities supporting our inclusive culture. Executing our People Strategy requires that we attract and retain the best talent. Attracting and retaining top talent involves presenting new employees with the tools for success and providing opportunities for long-term engagement and career advancement. Our Talent Acquisition team consists of three segments: Executive Recruiting, Experienced Recruiting and University Recruiting. The specialization within each group allows us to specifically address MPC’s broad range of current and future talent needs, as well as devote time and attention to candidates during the hiring process. We believe each diverse candidate brings a new perspective to our workforce, and we actively seek candidates with a variety of backgrounds and experience.
We equip our employees at every level with classroom training, online courses and on the job activities that provide the knowledge and skills necessary to perform their daily job functions safely and successfully. Simultaneously, we support our employees with a wide range of career development programs, tools, and key talent processes to help them advance and grow their careers within MPC.
Compensation and Benefits
To ensure we are offering competitive pay packages, we annually benchmark compensation, including base salaries, bonus levels and long-term incentive targets. Our annual bonus program, for which all employees are eligible, is a critical component of our compensation as it rewards employees for MPC’s achievement against preset goals, encouraging employee commitment and ownership of results. Employees in our senior leader pay grades, as well as most other leaders, receive long-term incentive awards annually to align their compensation to the interests of MPC shareholders and MPLX unitholders.

We offer comprehensive benefits that are also benchmarked annually, including medical, dental and vision insurance for our employees, their spouses or domestic partners, and their dependents. We also provide retirement programs, life insurance, family building and support programs, sick and disability benefits, education assistance, as well as support the well-being of our employees and their families through a comprehensive Employee Assistance Program and financial wellness tools. In addition, we encourage our employees to refresh and recharge by providing competitive vacation programs and paid parental leave benefits for birth mothers and nonbirth parents. Further, we award a significant number of college and trade school scholarships to high school senior children of our employees through the Marathon Petroleum Scholars Program. Both full-time and part-time employees are eligible for these benefits.

Inclusion
Our People Strategy also includes our Diversity, Equity and Inclusion ("DE&I") program guided by a dedicated team of subject matter experts and supported by leadership. Our program is based on our three-pillar DE&I strategy of building a diverse workforce, creating an inclusive culture and contributing to our thriving communities.
We promote cultural inclusivity and respect among our employees. We recognize that when employees feel valued, it shows in their performance. Our employee networks are fundamental to achieving this goal and connect employees with others who have a shared identity and life experiences. These seven groups use a member and ally model to promote inclusion - Asian, Black, Hispanic, LGBTQ+, Veterans, Women and People with Disabilities. Led by employees with involvement and support from executive sponsors, our networks connect colleagues from across the company and provide opportunities for development, networking and community involvement.

EXECUTIVE OFFICERS
Following is information about the executive officers and corporate officers of MPC:

Name	Age as of February 1, 2024	Position with MPC
Michael J. Hennigan	64	Chief Executive Officer
Maryann T. Mannen	61	President
John J. Quaid	52	Executive Vice President and Chief Financial Officer
Timothy J. Aydt	60	Executive Vice President Refining
Molly R. Benson	57	Chief Legal Officer and Corporate Secretary
Fiona C. Laird*	62	Chief Human Resources Officer and Senior Vice President Communications
David R. Heppner*	57	Senior Vice President Strategy and Business Development
Rick D. Hessling	57	Chief Commercial Officer
Brian K. Partee*	50	Chief Global Optimization Officer
Ehren D. Powell*	44	Senior Vice President and Chief Digital Officer
James R. Wilkins*	57	Senior Vice President Health, Environment, Safety and Security
Erin M. Brzezinski	41	Vice President and Controller
Kristina A. Kazarian*	41	Vice President Finance and Investor Relations
Kelly S. Niese*	44	Vice President Treasury
Gregory S. Floerke	60	Executive Vice President and Chief Operating Officer of MPLX GP LLC
Shawn M. Lyon	56	MPLX Senior Vice President Logistics & Storage of MPLX GP LLC
* Corporate officer.
Mr. Hennigan was appointed Chief Executive Officer, effective January 1, 2024, having previously served as President and Chief Executive Officer since March 2020. He has served as a member of the Board of Directors since April 2020. Mr. Hennigan also has served as Chairman of the Board of MPLX since April 2020, as Chief Executive Officer since November 2019 and as President since June 2017. Before joining MPLX, Mr. Hennigan was President, Crude, NGL and Refined Products, of the general partner of Energy Transfer Partners L.P., an energy service provider. He was President and Chief Executive Officer of Sunoco Logistics Partners L.P., an oil and gas transportation, terminalling and storage company, from 2012 to 2017, President and Chief Operating Officer beginning in 2010, and Vice President, Business Development, beginning in 2009.
Ms. Mannen was appointed President, effective January 1, 2024, having previously served as Executive Vice President and Chief Financial Officer since January 2021. She also has served as a member of MPLX’s Board of Directors since February 2021. Before joining MPC, she served as Executive Vice President and Chief Financial Officer of TechnipFMC (a successor to FMC Technologies, Inc.), a leading global engineering services and energy technology company, since 2017, having previously served as Executive Vice President and Chief Financial Officer of FMC Technologies, Inc. since 2014, Senior Vice President and Chief Financial Officer since 2011, and in various positions of increasing responsibility with FMC Technologies, Inc. since 1986.
Mr. Quaid was appointed Executive Vice President and Chief Financial Officer, effective January 1, 2024, having previously served as MPLX’s Executive Vice President and Chief Financial Officer since September 2021. He also has served as a member of MPLX’s Board since January 2022. Prior to his 2021 appointment at MPLX, Mr. Quaid served as our Senior Vice President and Controller beginning in April 2020, and Vice President and Controller beginning in 2014. Before joining MPC, Mr. Quaid was Vice President of Iron Ore at United States Steel Corporation, an integrated steel producer, beginning in 2014, and Vice President and Treasurer beginning in 2011, having previously served in various functions including investor relations, business planning, financial planning and analysis and project management.

Mr. Aydt was appointed Executive Vice President Refining, effective October 2022, having previously served as Executive Vice President and Chief Commercial Officer of MPLX since August 2020. Prior to his 2020 appointment, he served as Vice President, Business Development, beginning in November 2018, Vice President, Operations, and President of Marathon Pipe Line LLC beginning in January 2017, MPC’s Terminal, Transport and Rail General Manager beginning in 2013, and Project Director for the $2.2 billion Detroit Heavy Oil Upgrade Project beginning in 2008.
Ms. Benson was appointed Chief Legal Officer and Corporate Secretary, effective January 1, 2024, having previously served as Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary since June 2018, and as Vice President, Chief Compliance Officer and Corporate Secretary since 2016. Prior to her 2016 appointment, Ms. Benson served as Assistant General Counsel, Corporate and Finance, beginning in 2012, and Group Counsel, Corporate and Finance, beginning in 2011.
Ms. Laird was appointed Chief Human Resources Officer and Senior Vice President Communications, effective February 2021, having previously served as Chief Human Resources Officer since October 2018. Prior to her 2018 appointment, she served as Chief Human Resources Officer at Andeavor since February 2018. Before joining Andeavor, Ms. Laird was Chief Human Resources and Communications Officer for Newell Brands, a global consumer goods company, beginning in May 2016 and Executive Vice President, Human Resources, for Unilever, a global consumer goods company, beginning in 2011.
Mr. Heppner was appointed Senior Vice President Strategy and Business Development, effective February 2021. Prior to this appointment, he served as Vice President, Commercial and Business Development, beginning in October 2018, Senior Vice President of Engineering Services and Corporate Support of Speedway LLC beginning in 2014, and Director, Wholesale Marketing, beginning in 2010.
Mr. Hessling was appointed Chief Commercial Officer, effective January 1, 2024, having previously served as Senior Vice President, Global Feedstocks, since February 2021. Prior to his 2021 appointment, he served as Senior Vice President, Crude Oil Supply and Logistics, beginning in October 2018, Manager, Crude Oil & Natural Gas Supply and Trading, beginning in 2014, and Crude Oil Logistics & Analysis Manager beginning in 2011.
Mr. Partee was appointed Chief Global Optimization Officer, effective January 1, 2024, having previously served as Senior Vice President, Global Clean Products, since February 2021. Prior to his 2021 appointment, he served as Senior Vice President, Marketing, beginning in October 2018, Vice President, Business Development, beginning in February 2018, Director of Business Development beginning in January 2017, Manager of Crude Oil Logistics beginning in 2014, and Vice President, Business Development and Franchise, at Speedway beginning in 2012.
Mr. Powell was appointed Senior Vice President and Chief Digital Officer, effective July 2020. Before joining MPC, he served as Vice President and Chief Information Officer (“CIO”) at GE Healthcare, a segment of General Electric Company (“GE”) that provides medical technologies and services, beginning in April 2018, having previously served as Senior Vice President and CIO, Services, of GE, a multinational conglomerate, since January 2017 and CIO, Power Services, with GE Power since 2014, and in various positions of increasing responsibility with GE and its subsidiaries since 2000.
Mr. Wilkins was appointed Senior Vice President Health, Environment, Safety and Security, effective February 2021. Prior to this appointment, he served as Vice President, Environment, Safety and Security, beginning in October 2018, Director, Environment, Safety, Security and Product Quality, beginning in February 2016, and Director, Refining Environmental, Safety, Security and Process Safety Management, beginning in 2013.
Ms. Brzezinski was appointed Vice President and Controller, effective January 8, 2024. Prior to this appointment, she served as Assistant Controller, Technical Accounting, since August 2021, having previously served as Manager, Accounting, since May 2019. Before joining MPC, Ms. Brzezinski was Director, Assurance and Audit Services, at PricewaterhouseCoopers LLP, a professional services and accounting firm, beginning in 2018, and Senior Manager beginning in 2013. She was Manager, Technical Accounting, at Cooper Tire & Rubber Company, an automotive tire manufacturer, from 2011 to 2013. Previously, Ms. Brzezinski served in positions of increasing responsibility with PricewaterhouseCoopers LLP beginning in 2004.
Ms. Kazarian was appointed Vice President Finance and Investor Relations, effective January 2023. Prior to this appointment, she served as Vice President, Investor Relations, beginning in April 2018. Before joining MPC, she was Managing Director and head of the MLP, Midstream and Refining Equity Research teams at Credit Suisse, a global investment bank and financial services company, beginning in September 2017. Previously, Ms. Kazarian was Managing Director of MLP, Midstream and Natural Gas Equity Research at Deutsche Bank, a global investment bank and financial services company, beginning in 2014, and an analyst specializing on various energy industry subsectors with Fidelity Management & Research Company, a privately held investment manager, beginning in 2005.
Ms. Niese was appointed Vice President Treasury, effective January 2023. Prior to this appointment, she served as Assistant Treasurer beginning in February 2017, Corporate Finance Manager beginning in October 2014, and Brand Coordinating Manager beginning in 2011, having previously served in various analytical roles within Crude Supply, Terminals, Transportation and Rail and Internal Audit since joining MPC in 2003.
Mr. Floerke was appointed Executive Vice President and Chief Operating Officer of MPLX, effective February 2021, having previously served as Executive Vice President and Chief Operating Officer, Gathering and Processing, Trucks and Rail, since

August 2020. Prior to the 2020 appointment, he served as Executive Vice President, Gathering and Processing, beginning in 2018, Executive Vice President and Chief Operating Officer, MarkWest Operations, beginning in July 2017, and Executive Vice President and Chief Commercial Officer, MarkWest Assets, beginning in 2015, at the time of MPLX’s acquisition of MarkWest Energy Partners, L.P. Before joining MPLX, Mr. Floerke was Executive Vice President and Chief Commercial Officer at MarkWest beginning in 2015, and Senior Vice President, Northeast region, at MarkWest beginning in 2013. Previously, Mr. Floerke held senior management positions at Access Midstream Partners, L.P. from 2011 until 2013.
Mr. Lyon was appointed Senior Vice President Logistics and Storage of MPLX, effective September 2022, having previously served as Vice President, Operations, and President, Marathon Pipe Line LLC, since November 2018. Prior to his 2018 appointment, he was Vice President of Operations for Marathon Pipe Line LLC beginning in 2011. Previously, Mr. Lyon served in various roles of increasing responsibility with MPC since 1989, including as Manager, Marketing and Transportation Engineering beginning in 2010, and District Manager, Transport and Rail beginning in 2008. He served as board chair for Liquid Energy Pipeline Association in 2023 and chairs the board of the Louisiana Offshore Oil Port (“LOOP”).
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
Developments aimed at reducing vehicle emissions, increasing vehicle efficiency or reducing the sale of new petroleum-fueled vehicles may decrease the demand and may increase the cost for our transportation fuels. An Executive Order issued on August 5, 2021, set a goal that 50 percent of all new passenger cars and light trucks sold in 2030 be zero emission vehicles. Consistent with this order, EPA and NHTSA have promulgated separate rules setting more stringent requirements for reductions through model year 2026. NHTSA’s amended CAFE standards increase in stringency from model year 2023 levels by eight percent annually for model years 2024-2025 and ten percent annually for model year 2026. EPA’s revised model year 2023-2026 CO2 emission standards, which were finalized in December 2021, result in average fuel economy of 40 mpg in model year 2026. Other jurisdictions have issued or considered issuing similar mandates, and we expect this trend will continue.
Moreover, consumer acceptance and market penetration of electric, hybrid and alternative fuel vehicles continues to increase. In 2021, several automobile manufacturers jointly announced their shared goal that 40-50 percent of their new vehicle sales be battery electric, fuel cell or plug-in hybrid vehicles by 2030. Other automobile manufacturers have similar, or more aggressive, goals with respect to vehicle electrification. Technological breakthroughs relating to renewable fuels or other fuel alternatives such as hydrogen or ammonia, or efficiency improvements for internal combustion engines could reduce demand for petroleum-based transportation fuels.
Together, these trends and developments have had and are expected to continue to have an adverse effect on sales of our petroleum-based transportation fuels, which in turn could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Our operations are subject to business interruptions and present inherent hazards and risks, which could adversely impact our results of operations and financial condition.
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
For assets located near populated areas, the level of damage resulting from such an incident could be greater. In addition, we operate in and adjacent to environmentally sensitive waters where tanker, pipeline, rail car and refined product transportation and storage operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Certain of our refineries receive crude oil and other feedstocks by tanker or barge. MPLX operates a fleet of boats and barges to transport light products, heavy oils, crude oil, renewable fuels, chemicals and feedstocks to and from our refineries and terminals owned by MPC and MPLX. Transportation and storage of crude oil, other feedstocks and refined products over and adjacent to water involves inherent risk and subjects us to the provisions of the OPA-90 and state laws in U.S. coastal and Great Lakes states and states bordering inland waterways on which we operate, as well as international laws in the jurisdictions in which we operate. If we are unable to promptly and adequately contain any accident or discharge involving tankers, pipelines, rail cars or above ground storage tanks transporting or storing crude oil, other feedstocks or refined products, we may be subject to substantial liability. In addition, the service providers contracted to aid us in a discharge response may be unavailable due to weather conditions, governmental regulations or other local or global events.
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
Our information systems (and those of our third-party business partners and service providers), including our cloud computing environments and operational technology environments, are subject to numerous and evolving cybersecurity threats and attacks, including ransomware and other malware, and phishing and social engineering schemes, supply chain attacks, and advanced artificial intelligence cyberattacks, which can compromise our ability to operate, and the confidentiality, availability, and integrity of data in our systems or those of our third-party business partners and service providers. These and other cybersecurity threats may originate with criminal attackers, advanced persistent threats and nation-state actors, state-sponsored actors or employee error or malfeasance. Because the techniques used to obtain unauthorized access, or to disable or degrade systems continuously evolve and have become increasingly complex and sophisticated, and can remain undetected for a period of time despite efforts to detect and respond in a timely manner, we (and our third-party business partners and service providers) are subject to the risk of cyberattacks.
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
We operate and sell some of our products and procure some feedstocks outside the United States. Our business, financial condition, results of operations and cash flows could be negatively impacted by disruptions in any of these markets, including economic instability, restrictions on the transfer of funds, supply chain disruptions, duties and tariffs, transportation delays, difficulty in enforcing contractual provisions, import and export controls, changes in governmental policies, political and social unrest, security issues involving key personnel and changing regulatory and political environments. Future outbreaks of infectious diseases or pandemics could affect demand for refined products and economic conditions generally. In addition, the deterioration of trade relationships, modification or termination of existing trade agreements, imposition of new economic sanctions against Russia or other countries and the effects of potential responsive countermeasures, or increased taxes, border adjustments or tariffs can make international business operations more costly, which can have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
At December 31, 2023, our total debt obligations for borrowed money and finance lease obligations were $27.62 billion, including $20.71 billion of obligations of MPLX and its subsidiaries. We may incur substantial additional debt obligations in the future.
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
Significant variations in the market prices of products held in our inventories could have a negative or positive effect on our financial performance. In addition, a sustained period of low crude oil prices may also result in significant financial constraints on certain producers from which we acquire our crude oil, which could result in long term crude oil supply constraints for our business. Such conditions could also result in an increased risk that our customers and other counterparties may be unable to fully fulfill their obligations in a timely manner, or at all.
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
We accounted for certain acquisitions using the acquisition method of accounting, which requires that the assets and liabilities of the acquired business be recorded to our balance sheet at their respective fair values as of the acquisition date. Any excess of the purchase consideration over the fair value of the acquired net assets is recognized as goodwill.

As of December 31, 2023, our balance sheet reflected $8.2 billion and $1.8 billion of goodwill and other intangible assets, respectively. We have in the past recorded significant impairments of our goodwill. To the extent the value of goodwill or intangible assets becomes further impaired, we may be required to incur additional material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
Large capital projects can be subject to delays, take years to complete, and market conditions could deteriorate significantly between the project approval date and the project startup date, negatively impacting project returns.
We have several large capital projects underway, including efficiency and modernization improvements at our Los Angeles Refinery and a Distillate Hydrotreater project at our Galveston Bay Refinery. Delays in completing capital projects or making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we produce. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:
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
Our business is subject to numerous environmental laws and regulations. These laws and regulations continue to increase in both number and complexity and affect our business. Laws and regulations expected to become more stringent relate to the following:
•the emission or discharge of materials into the environment;
•solid and hazardous waste management;
•the regulatory classification of materials currently or formerly used in our business;
•pollution prevention;
•climate change and GHG emissions;
•characteristics and composition of transportation fuels, including the quantity of renewable fuels that must be blended into transportation fuels;
•public and employee safety and health;
•permitting;
•inherently safer technology; and
•facility security.
The specific impact of laws and regulations on us and our competitors may vary depending on a number of factors, including the age and location of operating facilities, marketing areas, crude oil and feedstock sources, production processes and subsequent judicial interpretation of such laws and regulations. We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures to modify operations, install pollution control equipment, perform site cleanups or curtail operations. We have incurred and may in the future incur liability for personal injury, property damage, natural resource damage or clean-up costs due to alleged contamination and/or exposure to chemicals such as benzene and MTBE. There is also increased regulatory interest in PFAS, which we expect will lead to increased monitoring and remediation obligations and potential liability related thereto. Such expenditures could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Climate change and GHG emission regulation could affect our operations, energy consumption patterns and regulatory obligations, any of which could adversely impact our results of operations and financial condition.
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
International climate change-related efforts, such as the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, may impact the regulatory framework of states whose policies directly influence our present and future operations. In the United States, an Executive Order issued on January 27, 2021, announced putting the U.S. on a path to achieve net-zero carbon emissions, economy-wide, by 2050. The Executive Order also calls for the federal government to pause oil and gas leasing on federal lands and reduce methane emissions from the oil and gas sector as quickly as possible, and requires federal permitting decisions to consider the effects of GHG emissions and climate change. In December 2023, EPA completed one provision of the order by promulgating a final rule to reduce methane and volatile organic compounds from oil and gas operations. Concurrently, EPA significantly increased the social cost of greenhouse gases. A higher social cost of greenhouse gases could support more stringent GHG emission regulation.
The scope and magnitude of the changes to U.S. climate change strategy under the current and future administrations, however, remain subject to the passage of legislation and interpretation and action of federal and state regulatory bodies; therefore, the impact to our industry and operations due to GHG regulation is unknown at this time.
Energy companies are subject to increasing environmental and climate-related litigation.
Governmental and other entities in various U.S. states have filed lawsuits against various energy companies, including us, alleging damages as a result of climate change, false statements about climate change, and violations of various consumer protection statutes. The plaintiffs are seeking unspecified damages and abatement under various tort theories. Governments and private parties may continue to file lawsuits or initiate regulatory action based on allegations that certain public statements regarding climate change and other ESG related matters and practices by companies are false and misleading “greenwashing” that violate deceptive trade practices and consumer protection statutes, presenting a high degree of uncertainty regarding the extent to which energy companies face an increased risk of liability stemming from climate change or ESG disclosures and practices.

Attorneys general and other government officials may continue to pursue litigation in which they seek to recover civil damages against us on behalf of a state or its citizens for a variety of claims, including violation of consumer protection and product pricing laws or natural resources damages. Additionally, private plaintiffs and government parties have undertaken efforts to shut down energy assets by challenging operating permits, the validity of easements or the compliance with easement conditions. For example, the Dakota Access Pipeline, in which MPLX has a minority interest, has been subject to, and may in the future be subject to, litigation seeking a permanent shutdown of the pipeline. There remains a high degree of uncertainty regarding the ultimate outcome of these types of proceedings, as well as their potential effect on our business, financial condition, results of operation and cash flows.
We are subject to risks associated with societal and political pressures and other forms of opposition to the development, transportation and use of carbon-based fuels. Such risks could adversely impact our business and our ability to continue to operate or realize certain growth strategies.
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
In recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community, including climate change, energy transition matters, and diversity, equity and inclusion. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote ESG-related change at public companies, including, but not limited to, through the investment and voting practices of investment advisers, pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and energy transition matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. If this were to continue, it could have a material adverse effect on our access to capital. Members of the investment community have begun to screen companies such as ours for sustainability performance, including practices related to GHG emission reduction and energy transition strategies. If we are unable to find economically viable, as well as publicly acceptable, solutions that reduce our GHG emissions, reduce GHG intensity for new and existing projects, increase our non-fossil fuel product portfolio, and/or address other ESG-related stakeholder concerns, our business and results of operations could be materially and adversely affected. Further, our reputation could be damaged as a result of our support of, association with or lack of support or disapproval of certain social causes, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations.
Our goals, targets and disclosures related to ESG matters expose us to numerous risks, including risks to our reputation and stock price.
Companies across all industries are facing increasing scrutiny from stakeholders related to ESG matters, including practices and disclosures regarding climate-related initiatives. In 2022, MPC established a target to reduce GHG emissions and MPLX established a target to reduce methane emissions intensity. These targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. We assess progress with these targets on an annual basis. We may modify, discontinue, update or expand targets or adopt new metrics as new information, opportunities, and technologies become available. Further, there are conflicting expectations and priorities from regulatory authorities, investors, voluntary reporting frame works, and other stakeholders surrounding accounting and disclosure of ESG matters and climate related initiatives. Our efforts to accomplish and accurately report on these goals and objectives, which may be, in part, dependent on the actions of suppliers and other third parties, present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and stock price.
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
If California or other jurisdictions (i) establish a maximum refining margin and impose a financial penalty for profits above such maximum refining margin or (ii) impose restrictions on turnaround and maintenance activities, our financial results and profitability could be adversely affected.
In June 2023, the provisions of California’s Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, “SBx 1-2”) became effective, which, among other things, (i) authorized the establishment of a maximum gross gasoline refining margin and the imposition of a financial penalty for profits above a maximum gross gasoline refining margin, (ii) significantly expanded the reporting obligations (e.g., daily, weekly, monthly, and annually reporting of detailed operational and financial data on all aspects of our operations in California) to the California Energy Commission (“CEC”) for all participants in the petroleum industry supply chain in California, (iii) created the Division of Petroleum Market Oversight within the CEC to analyze the data provided under SBx 1-2, and (iv) authorized the CEC to regulate the timing and other aspects of refinery turnaround and maintenance activities in certain instances. The operational data reporting includes our plans for turnaround and maintenance activities at our Los Angeles refinery and Martinez renewable fuels facility and our plans to address potential impacts on feedstock and product inventories in California resulting from such turnaround and maintenance activities.
In late 2023, the CEC adopted (i) an order requiring an informational proceeding on a maximum gross gasoline refining margin and penalty under SBx 1-2, and (ii) an order initiating rulemaking activity under SBx 1-2 that will be focused on refinery maintenance and turnarounds.
To the extent that the CEC establishes a maximum gross gasoline refining margin and imposes a financial penalty for profits above such maximum gross gasoline refining margin, our financial results and profitability could be adversely affected. Our results of operations, financial performance and safety and maintenance efforts could also be adversely impacted to the extent that restrictions on turnaround and maintenance activities are imposed by the CEC. We cannot reasonably predict the impact that full implementation of SBx 1-2 will have on our California operations or our company nor can we predict the impact from similarly focused legislation or actions in other jurisdictions in which we operate our refineries. The recently adopted legislation in California, and the future enactment of similar legislation in any of the other jurisdictions, could adversely impact our business, financial condition, results of operations and cash flows.
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
Approximately 3,800 of our employees are covered by collective bargaining agreements with expiration dates ranging from 2024 to 2027. These agreements may be renewed at an increased cost to us. In addition, we have experienced in the past, and may experience in the future, work stoppages as a result of labor disagreements. Any prolonged work stoppages disrupting operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. In 2024, there are two collective bargaining agreements, one expired on January 31 and the other will expire on April 7. These two agreements cover approximately 500 employees in refining. The parties to the expired agreement continue operating under the relevant terms of the expired agreement while negotiating a successor agreement. In the event of a work stoppage impacting operations, we have a contingency plan in place to continue operations.
In addition, some states in which we operate require refinery owners to pay prevailing wages to contract craft workers and restrict refiners’ ability to hire qualified employees to a limited pool of applicants. Legislation or changes in regulations could result in labor shortages, higher labor costs, and an increased risk that contract workers become joint employees, which could trigger bargaining issues, and wage and benefit consequences, especially during critical maintenance and construction periods.
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
The Shipping Act of 1916 and Merchant Marine Act of 1920 (together, the “Maritime Laws”), generally require that vessels engaged in U.S. coastwise trade be owned by U.S. citizens. Among other requirements to establish citizenship, entities that own such vessels must be owned at least 75 percent by U.S. citizens. If we fail to maintain compliance with the Maritime Laws, we would be prohibited from operating vessels in the U.S. inland waters or otherwise in U.S. coastwise trade. Such a prohibition could materially and adversely affect our business, financial condition, results of operations and cash flows.
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

The Court of Chancery of the State of Delaware will be, to the extent permitted by law, the sole and exclusive forum for most disputes between us and our shareholders.
Our Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have subject matter jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for:
•any derivative action or proceeding brought on behalf of MPC;
•any action asserting a claim of breach of a fiduciary duty owed by any director or officer of MPC to MPC or its stockholders;
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
The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Restated Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall be, to the fullest extent permitted by law, the exclusive forum any action asserting a claim under the Securities Act.
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
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management and Strategy
We have processes in place designed to protect our information systems, data, assets, infrastructure and computing environments from cybersecurity threats and risks while maintaining confidentiality, integrity and availability. These enterprise-wide processes are based upon policies, practices and standards that guide us on identifying, assessing and managing material cybersecurity risks and include, but are not limited to:

•placing security limits on physical and network access to our information technology (“IT”) and operating technology (“OT”) systems;
•employing internal IT and OT controls designed to detect cybersecurity threats by collecting and analyzing data in our centralized cybersecurity operations center;
•utilizing layers of defensive methodologies designed to facilitate cyber resilience, minimize attack surfaces and provide flexibility and scalability in our ability to address cybersecurity risks and threats;
•providing cybersecurity threat and awareness training to employees and contractors;
•limiting remote network access to our IT and OT network environments; and
•assessing our cybersecurity resiliency through various methods, including penetration testing, tabletop exercises with varying scenarios and participants ranging from individuals on our operations teams to executive leadership, and analyzing our corporate cybersecurity incident response plan.

We apply an enterprise risk management (“ERM”) methodology as established and led by our executive leadership team to identify, assess and manage enterprise-level risks. Our cybersecurity risk program directly integrates and is intended to align with our governing ERM program.
We engage with external resources to contribute to and provide independent evaluation of our cybersecurity practices, including a periodical assessment of our cybersecurity program performed by a third party. Our cybersecurity leadership and operational teams monitor cybersecurity threat intelligence and applicable cybersecurity regulatory requirements in a variety of ways, including by communicating with federal agencies, trade associations, service providers, and other miscellaneous third-party resources. Our management team through consultation with our Senior Vice President and Chief Digital Officer (“CDO”), Vice President and Chief Information Security Officer (“CISO”) and the Audit Committee of our Board use the information gathered from these sources to inform long-term cybersecurity investments and strategies which seek to identify, protect, detect, respond and recover from cybersecurity incidents.

We manage third-party service provider cybersecurity risks through contract management, evaluation of applicable security control assessments, and third party risk assessment processes.
As of February 28, 2024, we do not believe that any past cybersecurity incidents have had, or are reasonably likely to have, a material adverse effect on the company, including our business, operations or financial condition. However, there can be no assurance that our cybersecurity processes will prevent or mitigate cybersecurity incidents or threats and that efforts will always be successful. It is possible that these events may occur and could have a material adverse effect on our business, operations or financial condition. See “Business and Operational Risks--We are increasingly dependent on the performance of our information technology systems and those of our third-party business partners and service providers” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Governance
Our full Board of Directors oversees enterprise-level risks and has delegated to the Audit Committee of our Board oversight of risks from cybersecurity threats as informed through the ERM program. Our CDO and CISO are standing members of the ERM committee, comprised of members of senior management, and as part of the committee, report on and evaluate cybersecurity threats and risk management efforts, as communicated to them by way of their direct reports and the larger cybersecurity team. The CDO and CISO provides regular cybersecurity briefings to the Board of Directors and the Audit Committee as needed, with a minimum of two briefings per year. The Audit Committee further reviews and provides input on our cybersecurity and information security strategy.
Our CISO is responsible for the cybersecurity program which is comprised of Cybersecurity GRC (Governance, Risk & Compliance), Cybersecurity Architecture, Operations & Engineering, and a Cyber Fusion Center that includes Threat Intelligence, Vulnerability Management, & Incident Response. Our CISO has 30 years of experience in the oil and gas industry and has held various leadership and strategic roles across IT, software R&D and marketing.
Our CISO works at the direction of the CDO, who has more than 20 years of executive IT leadership experience and leads the company’s Digital and Information Technology functions that seek to provide innovative, secure, and reliable technology products and services to MPC and its customers.

Item 2. Properties
We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. See the following sections for details of our assets by segment.
REFINING & MARKETING
The table below sets forth the location and crude oil refining capacity for each of our refineries as of December 31, 2023. Refining throughput can exceed crude oil refining capacity due to the processing of other charge and blendstocks in addition to crude oil and the timing of planned turnaround and major maintenance activity.

Refinery	Crude Oil Refining Capacity (mbpcd)
Gulf Coast Region
Galveston Bay, Texas City, Texas	631
Garyville, Louisiana	597
Subtotal Gulf Coast region	1,228
Mid-Continent Region
Catlettsburg, Kentucky	300
Robinson, Illinois	253
Detroit, Michigan	140
El Paso, Texas	133
St. Paul Park, Minnesota	105
Canton, Ohio	100
Mandan, North Dakota	71
Salt Lake City, Utah	68
Subtotal Mid-Continent region	1,170
West Coast Region
Los Angeles, California	365
Anacortes, Washington	119
Kenai, Alaska	68
Subtotal West Coast region	552
Total	2,950
The Dickinson, North Dakota, renewable fuels facility has the capacity to produce 184 million gallons per year of renewable diesel from corn oil, soybean oil, fats and greases. The design capacity of the Martinez facility, a renewable diesel facility, is up to 730 million gallons per year. The Dickinson facility is included within the Mid-Continent region and the Martinez facility is included within the West Coast region.

The following table sets forth the approximate number of locations where jobbers maintain branded outlets, marketing fuels under the Marathon, ARCO, Shell, Mobil, Tesoro and other brands, as of December 31, 2023.

Location	Number of Branded Outlets
Alabama	400
Alaska	48
Arizona	78
California	111
Colorado	12
District of Columbia	2
Florida	622
Georgia	414
Idaho	106
Illinois	165
Indiana	654
Iowa	4
Kentucky	492
Louisiana	62
Maryland	61
Massachusetts	1
Mexico	269
Michigan	720
Minnesota	297
Mississippi	133
Missouri	4
Nevada	18
New Jersey	4
New Mexico	40
New York	74
North Carolina	220
North Dakota	120
Ohio	841
Oregon	43
Pennsylvania	83
Rhode Island	3
South Carolina	104
South Dakota	32
Tennessee	385
Texas	12
Utah	109
Virginia	199
Washington	106
West Virginia	113
Wisconsin	52
Wyoming	4
Total	7,217

The Refining & Marketing segment sells transportation fuels through long-term fuel supply contracts to direct dealer locations, primarily under the ARCO brand. The following table sets forth the number of direct dealer locations by state as of December 31, 2023.

Location	Number of Locations
Arizona	68
California	952
Nevada	93
New Mexico	1
Total	1,114
The following table sets forth details about our Refining & Marketing owned and operated terminals as of December 31, 2023. See the Midstream - MPLX section for information with respect to MPLX owned and operated terminals.

Owned and Operated Terminals	Number of Terminals	Tank Storage Capacity (thousand barrels)
Light Products Terminals:
Alaska	1	231
New York	1	334
Subtotal light products terminals	2	565
Asphalt Terminals:
Florida	1	263
Indiana	1	121
Kentucky	4	549
Louisiana	1	54
Michigan	1	12
New York	1	417
Ohio	4	2,207
Pennsylvania	1	451
Tennessee	2	480
Subtotal asphalt terminals	16	4,554
Total owned and operated terminals	18	5,119

MIDSTREAM - MPLX
The following table sets forth certain information relating to MPLX’s crude oil and refined products pipeline systems and storage assets as of December 31, 2023.

Pipeline System or Storage Asset	Diameter (inches)	Length (miles)	Capacity
Total crude oil pipeline systems(a)(b)	2" - 42"	5,159	Various
Total refined products pipeline systems(a)(b)(c)	4" - 36"	3,788	Various

Barge Docks (mbpd)			4,859

Storage assets: (mbbls)
Refining Logistics(d)			92,719
Tank Farms			33,452
Caverns			3,632
(a)    Includes approximately 16 miles of crude oil pipeline and 2 miles of refined product pipeline leased from third parties.
(b)    Includes approximately 1,192 miles of inactive crude oil pipeline and 201 miles of inactive refined product pipeline.
(c)    Includes approximately 87 miles and 17 miles of refined product pipelines in which MPLX has partial ownership of 65% and 50%, respectively.
(d)    Refining logistics assets primarily include tankage. MPC formed the Martinez Renewables joint venture and began producing renewable diesel at the Martinez facility in 2023. MPLX owns refining logistics assets with 5,977 mbbls of storage capacity associated with the facility and has entered into terminalling and storage service agreements with the joint venture and its partners to provide logistics services for the facility.
The following table sets forth information regarding the pipeline systems which MPLX has an interest in through ownership of its equity method investments as of December 31, 2023.

	Diameter (inches)	Length (miles)	Ownership Percentage
Crude Oil Systems:
MarEn Bakken Company LLC(a)	30"	1,916	25%
Minnesota Pipe Line Company LLC	16" - 24"	975	17%
Wink to Webster Holdings LLC(b)	24" - 36"	652	50%
Illinois Extension Pipeline Company LLC	24"	168	35%
Andeavor Logistics Rio Pipeline LLC	12"	119	67%
LOCAP LLC	48"	57	59%
LOOP LLC	48"	48	41%
Refined Product Systems:
Explorer Pipeline Company	10" - 28"	1,872	25%
Natural Gas and NGL Systems:
Whistler Pipeline LLC(c)	36" - 42"	498	38%
BANGL LLC(d)	12" - 24"	109	25%
(a)    The investment in MarEn Bakken Company LLC includes MPLX’s 9.19 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively referred to as the “Bakken Pipeline system”).
(b)    The investment in W2W Holdings LLC includes MPLX’s 15 percent indirect interest in a joint venture that has partial ownership of the Wink to Webster pipeline system.
(c)    Whistler Pipeline LLC also owns a 50 percent interest in a joint venture owning primarily natural gas storage facilities.
(d)    BANGL LLC also owns a 42 percent interest in a 323 mile NGL pipeline.

The following table sets forth details about MPLX owned and operated terminals as of December 31, 2023. Additionally, MPLX has partial ownership interest in one terminal.

Owned and Operated Terminals	Number of Terminals	Tank Storage Capacity (mbbls)
Refined Products Terminals:
Alabama	2	443
Alaska	3	1,540
California	8	3,484
Florida	3	2,265
Georgia	4	982
Idaho	3	999
Illinois	2	562
Indiana	7	3,770
Kentucky	6	2,587
Louisiana	2	5,469
Michigan	8	2,440
Minnesota	1	13
New Mexico	2	470
North Carolina	3	1,343
North Dakota	1	—
Ohio	12	3,144
Pennsylvania	1	390
South Carolina	1	371
Tennessee	4	1,149
Texas	1	76
Utah	1	21
Washington	4	920
West Virginia	2	1,564
Subtotal light products terminals	81	34,002
Asphalt Terminals
Arizona	3	556
Minnesota	1	—
Nevada(a)	1	283
New Mexico	1	38
Texas	1	197
Subtotal asphalt terminals	7	1,074
Total owned and operated terminals	88	35,076
(a)    MPLX accounts for this terminal as an equity method investment.
The following table sets forth details about MPLX barges and towboats as of December 31, 2023.

Class of Equipment	Number in Class	Capacity (mbbls)
Inland tank barges	305	8,123
Inland towboats	29	N/A

The following tables set forth certain information relating to MPLX’s consolidated and operated joint venture gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines as of and for the year ended December 31, 2023.

Gas Processing Complexes	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput (MMcf/d)(a)	Utilization of Design Capacity(a)
Marcellus Operations	6,320	5,773	91%
Utica Operations	1,325	564	43%
Southern Appalachia Operations	495	216	44%
Southwest Operations(b)	2,545	1,772	70%
Bakken Operations(c)	185	163	88%
Rockies Operations	1,177	483	41%
Total	12,047	8,971	74%
(a)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(b)    The capacity presented above includes MPLX’s proportionate share of Centrahoma Processing LLC’s processing capacity of 550 MMcf/d, as MPLX owns a non-operating 40 percent interest in this joint venture. Actual throughput of 159 MMcf/d representing MPLX’s share of processed volumes is also included and used to compute the utilization presented above.
(c)    Includes volumes processed at third-party facilities in the Bakken.

Fractionation & Condensate Stabilization Facilities	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)(a)	Utilization of Design Capacity(a)
Marcellus Operations	413	323	78%
Utica Operations(b)	—	—	—%
Southern Appalachia Operations	24	11	46%
Bakken Operations	33	20	61%
Rockies Operations	5	3	60%
Total	475	357	75%
(a)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(b)    MPLX operates a condensate stabilization facility with a capacity of 23 mbpd and 77 thousand barrels of condensate storage that is owned by a joint venture in which it has a 62 percent ownership interest. Actual NGL throughput at this facility was 13 mbpd for the year ended December 31, 2023.

De-ethanization Facilities	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)(a)	Utilization of Design Capacity(a)
Marcellus Operations	309	233	75%
Utica Operations	40	7	18%
Rockies Operations	5	—	—%
Total	354	240	68%
(a)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

Natural Gas Gathering Systems	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput (MMcf/d)(a)	Utilization of Design Capacity(a)
Marcellus Operations	1,622	1,389	88%
Utica Operations	3,183	2,338	73%
Southwest Operations	2,980	1,772	59%
Bakken Operations	239	165	69%
Rockies Operations(b)	1,637	593	36%
Total	9,661	6,257	65%
(a)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(b)    Includes 102 MMcf/d of volumes gathered for third parties by MPLX’s operated joint venture, Rendezvous Gas Services, L.L.C. (“RGS”). Excludes RGS gathering capacity of 1,032 MMcf/d and volumes gathered by RGS which generally interconnect with MPLX owned Rockies region gathering systems.
The following table sets forth certain information relating to MPLX’s NGL pipelines as of December 31, 2023.

NGL Pipelines	Diameter (inches)	Length (miles)
Marcellus Operations	4” - 20”	448
Utica Operations	4” - 20”	178
Southern Appalachia Operations	6” - 8”	140
Southwest Operations	6” - 10"	28
Bakken Operations	6” - 12”	104
Rockies Operations	4” - "10	36

MIDSTREAM - MPC-RETAINED ASSETS AND INVESTMENTS
The following table sets forth certain information relating to our crude oil and refined products pipeline systems not owned by MPLX.
As of December 31, 2023, we had partial ownership interests in the following pipeline companies.

Pipeline Company	Diameter (inches)	Length (miles)	Ownership Interest	Operated by MPL
Crude oil pipeline companies:
Capline Pipeline Company LLC	40”	644	33%	Yes
Gray Oak Pipeline, LLC	8” - 30”	845	25%	No
LOOP(a)	48”	48	10%	No
Total		1,489
Refined products pipeline companies:
Ascension Pipeline Company LLC	12”	34	50%	No
Centennial Pipeline LLC(b)	24” - 26”	793	50%	Yes
Muskegon Pipeline LLC	10” - 12”	170	60%	Yes
Wolverine Pipe Line Company	6” - 18”	798	6%	No
Total		1,795
(a)Represents interest retained by MPC and excludes MPLX’s 41 percent ownership interest in LOOP. Pipeline mileage is excluded from total as it is included with MPLX assets.
(b)All system pipeline miles are inactive.

The following table sets forth details about our ocean vessels as of December 31, 2023.

Class of Equipment	Number in Class	Capacity (mbbls)
Jones Act product tankers	4	1,320
750 Series ATB vessels(a)	3	990
(a)Represents ownership through our indirect noncontrolling 50 percent interest in Crowley Blue Water Partners.
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
Climate Change Litigation
Governmental and other entities in various states have filed climate-related lawsuits against a number of energy companies, including MPC. Although each suit is separate and unique, the lawsuits generally allege defendants made knowing misrepresentations about knowingly concealing, or failing to warn of the impacts of their petroleum products, which led to increased demand and worsened climate change. Plaintiffs are seeking unspecified damages and abatement under various tort theories, as well as breaches of consumer protection and unfair trade statutes. Similar lawsuits may be filed in other jurisdictions. The names of the courts in which the proceedings are pending and the dates instituted are as follows:

Plaintiff	Date Instituted	Name of Court(s) where pending
County of San Mateo, California	July 17, 2017	California Superior Court of San Mateo County
County of Marin, California	July 17, 2017	California Superior Court of Marin County
City of Imperial Beach, California	July 17, 2017	California Superior Court of Contra Costa County
County of Santa Cruz, California	December 20, 2017	California Superior Court of Santa Cruz County
City of Santa Cruz, California	December 20, 2017	California Superior Court of Santa Cruz County
City of Richmond, California	January 22, 2018	California Superior Court of Contra Costa County
State of Rhode Island	July 2, 2018	Superior Court of Providence County
Mayor and City Council of Baltimore, Maryland	July 20, 2018	Circuit Court of Baltimore County
City and County of Honolulu, Hawaii	March 9, 2020	Circuit Court of the First Circuit (State of Hawaii)
City of Charleston, South Carolina	September 9, 2020	Court of Common Pleas of the 9th Circuit; US Court of Appeals for the Fourth Circuit
State of Delaware	September 10, 2020	Superior Court of Hudson County
County of Maui, Hawaii	October 12, 2020	Circuit Court of the Second Circuit (State of Hawaii)
City of Annapolis, Maryland	February 22, 2021	Maryland Circuit Court, Anne Arundel County; US Court of Appeals for the Fourth Circuit
Anne Arundel County, Maryland	April 26, 2021	Maryland Circuit Court, Anne Arundel County; U.S. Court of Appeals for the Fourth Circuit
County of Multnomah, Oregon	June 22, 2023	U.S. District Court of Oregon
Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”) which owns and operates the Bakken Pipeline system. In 2020, the D.D.C. ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The pipeline remains operational while the Army Corps finalizes its decision which is expected to be issued by the end of 2024.

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
If the vacation of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacation of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2023, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.
Tesoro High Plains Pipeline
In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, in December 2020, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA's prior orders related to THPP’s alleged trespass and direct the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (collectively, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer and counterclaims to THPP’s suit claiming THPP is in continued trespass with respect to the pipeline and seek disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. On November 8, 2023, the Court granted THPP’s motion to sever and stay the U.S. Government Parties’ counterclaims. The case will proceed on the merits of THPP’s challenge to the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. THPP continues not to operate the portion of the pipeline that crosses the property at issue.

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
Edwardsville Incident
In March 2022, the State of Illinois brought an action in Madison County Circuit Court in Illinois against Marathon Pipe Line LLC, an indirect wholly owned subsidiary of MPLX, asserting various violations and demanding a permanent injunction and civil penalties in connection with a release of crude oil on the Wood River to Patoka 22” line near Edwardsville, Illinois. In September 2023, the U.S. Department of Justice and EPA confirmed they will be pursuing federal enforcement for alleged Clean Water Act violations arising from this incident as well as three pipeline incidents in Illinois and Indiana in 2018, 2020 and 2021. We cannot currently estimate the amount of any civil penalty or the timing of the resolution of this matter but do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE and traded under the symbol “MPC.” As of February 23, 2024, there were approximately 24,695 registered holders of our common stock.
Issuer Purchases of Equity Securities
The following table sets forth a summary of our purchases during the quarter ended December 31, 2023, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
10/01/2023-10/31/2023	7,137,029	$147.26	7,137,029	$8,266
11/01/2023-11/30/2023	5,033,178	149.18	5,033,178	7,515
12/01/2023-12/31/2023	4,991,731	146.42	4,991,731	6,784
Total	17,161,938	147.58	17,161,938

(a)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations. The weighted average price includes any commissions paid to brokers during the relevant period.
(b)On May 2, 2023, we announced that our board of directors had approved a $5.0 billion share repurchase authorization. On October 25, 2023, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization. These share repurchase authorizations have no expiration date.
(c)The maximum dollar value remaining has been reduced by the payment of any commissions paid to brokers during the relevant period.

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
EXECUTIVE SUMMARY
Business Update
For the year ended December 31, 2023, our results were impacted by market prices and seasonal market fluctuations; however, the demand environment in which our business operates remains strong. Global energy markets continue to experience disruptions resulting from regional conflicts, such as in the Middle East and Ukraine. We are unable to predict the potential effects that the continuance or escalation of these military conflicts, and related sanctions or market disruptions on shipping and energy costs, may have on our financial position and results. It remains uncertain how long these conditions may last or how severe they may become.
In June 2023, the provisions of California legislature adopted SBx 1-2 became effective, which authorizes the CEC to establish a “maximum gross gasoline refining margin” with respect to refining activities in California, as well as establish fees for refiners for exceeding the yet to be issued margin cap. The law further expands on existing reporting requirements for refiners to the CEC. In late 2023, the CEC adopted (i) an order requiring an informational proceeding on a maximum gross gasoline refining margin and penalty under SBx 1-2, and (ii) an order initiating rulemaking activity under SBx 1-2 that will be focused on refinery maintenance and turnarounds. We will evaluate the impact that SBx1-2 and any associated forthcoming CEC regulations may have on our current or anticipated future operations in California and results of operations when SBx 1-2 is fully implemented.

In response to the current business environment, we continue to focus on the following priorities for our business:
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
Strategic Updates
MPLX Acquisition of 40 percent Interest in Gathering and Processing Joint Venture
On December 15, 2023, MPLX used $303 million of cash on hand to purchase the remaining 40 percent interest in MarkWest Torñado GP, L.L.C. (“Torñado”) for approximately $270 million, including cash paid for working capital, and to extend the term of a gathering and processing agreement for approximately $33 million. As a result of this transaction, MPLX now owns 100 percent of Torñado and reflects it as a consolidated subsidiary within our consolidated financial results. It was previously accounted for as an equity method investment. Torñado provides natural gas gathering and processing related services in the Permian basin.
At December 15, 2023, the carrying value of MPLX’s 60 percent equity investment in Torñado was $311 million. Upon acquisition of the remaining 40 percent member interest, MPLX’s existing equity investment was remeasured to fair value resulting in the recognition of a $92 million gain.
Green Bison Soy Processing LLC Facility (“Green Bison Soy Processing”)
In November 2023, Green Bison Soy Processing, a dedicated soybean processing complex, opened in Spiritwood, North Dakota. The facility is North Dakota's first dedicated soybean processing complex, and is a major step towards meeting increased demand for renewable fuels, in this case renewable green diesel. Green Bison Soy Processing will source and process local soybeans, with the resulting oil supplied exclusively to MPC as a feedstock for renewable fuels. The facility will produce approximately 600 million pounds of refined soybean oil annually, enough feedstock for approximately 75 million gallons of renewable green diesel per year. The approximately $350 million complex, which features state-of-the-art automation technology, is in the commissioning and startup phase of processing soybeans for meal and oil. The facility is a joint venture with ADM owning 75 percent and MPC owning 25 percent.
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
LF Bioenergy Acquisition
On March 8, 2023, MPC announced the acquisition of a 49.9 percent equity interest in LF Bioenergy, an emerging producer of RNG in the U.S., for approximately $56 million, which included funding for on-going operations and project development. LF Bioenergy has been focused on developing and growing a portfolio of dairy farm-based, low carbon intensity RNG projects. Current projects are under various stages of development, with the first facility reaching full commercial operation in the first half of 2023. LF Bioenergy's management and origination teams continue to expand the portfolio with additional sanctioned projects while progressing their existing pipeline of opportunities toward final investment decisions. As specific project milestones are achieved, MPC is expected to fund its share of capital expenditures to build out the portfolio.
Martinez Renewables Joint Venture
The Martinez Renewables facility, which has a design capacity of 730 million gallons per year including pretreatment capabilities, began ramping up production of renewable diesel in 2023.
Share Repurchase Authorization
On October 25, 2023, MPC announced that our board of directors approved an additional $5.0 billion share repurchase authorization in addition to the $5.0 billion share authorizations announced on January 31, 2023 and May 2, 2023. As of December 31, 2023, MPC had $6.78 billion remaining under its share repurchase authorizations. Future repurchases under the authorizations will depend on the macro environment, cash available after opportunities for capital investment and growth of the business and market conditions. The authorizations have no expiration date.
Other
Succession Planning
As previously disclosed, MPC maintains a mandatory retirement policy that, absent a waiver or extension, requires an executive officer to retire from service to the company coincident with, or immediately following, the first of the month after such executive officer reaches age 65 (the "Policy"). Michael J. Hennigan, our Chief Executive Officer, will reach mandatory retirement on August 1, 2024. Accordingly, the MPC Board of Directors, with a focus on the long-term strategic direction of the company, is engaged in appropriate succession planning activities, which are expected to include, among other customary steps, the review of succession candidates, as well as consideration of any waiver or extension of the Policy respecting Mr. Hennigan.

Results
Our chief operating decision maker (“CODM”) evaluates the performance of our segments using segment adjusted EBITDA. Amounts included in income before income taxes and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) turnaround expenses; and (iv) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.
Select results for continuing operations for 2023 and 2022 are reflected in the following table.

(Millions of dollars)	2023	2022
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$13,551	$19,261
Midstream	6,171	5,772
Total reportable segments	$19,722	$25,033
Reconciliation of segment adjusted EBITDA for reportable segments to income from continuing operations before income taxes
Total reportable segments	$19,722	$25,033
Corporate	(737)	(698)
Refining planned turnaround costs	(1,201)	(1,122)
Garyville incident response costs	(16)	—
LIFO inventory (charge) credit	(145)	148
Gain on sale of assets(a)	198	1,058
Renewable volume obligation requirements(b)	—	238
Litigation	—	27
Depreciation and amortization	(3,307)	(3,215)
Net interest and other financial costs	(525)	(1,000)
Income from continuing operations before income taxes	$13,989	20,469
(a)2023 includes the $92 million gain associated with the remeasurement of MPLX’s existing equity investment in Torñado arising from the acquisition of the remaining 40 percent interest and the $106 million gain on the sale of our interest in South Texas Gateway. 2022 includes the $549 million gain related to the contribution of assets by MPC on the formation of the Martinez Renewables joint venture and the $509 million gain on lease reclassification. See Item 8. Financial Statements and Supplementary Data - Notes 15 and 27.
(b)Represents retroactive changes in renewable volume obligation requirements published by EPA in June 2022 for the 2020 and 2021 annual obligations.
The following table includes net income per diluted share data.

Net income per diluted share	2023	2022
Continuing operations	$23.63	$27.98
Discontinued operations	—	0.14
Net income attributable to MPC	$23.63	$28.12
Net income attributable to MPC decreased $4.84 billion, or $4.49 per diluted share, in 2023 compared to 2022 primarily due to lower Refining & Marketing margins and net gain on the disposal of assets.
See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on discontinued operations.
Refer to the Results of Operations section for a discussion of financial results by segment for the three years ended December 31, 2023.
MPLX
We received limited partner distributions of $2.06 billion and $1.87 billion from MPLX during 2023 and 2022, respectively. We owned approximately 647 million MPLX common units at December 31, 2023 with a market value of $23.77 billion based on the December 29, 2023 closing unit price of $36.72. On January 24, 2024, MPLX declared a quarterly cash distribution of $0.8500 per common unit, which was paid February 14, 2024. As a result, MPLX made distributions totaling $853 million to its common unitholders. MPC’s portion of these distributions was approximately $550 million.
During the year ended December 31, 2023, no MPLX units were repurchased. As of December 31, 2023, $846 million remained available under the authorization for future repurchases.

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
See Item 8. Financial Statements and Supplementary Data – Note 6 for additional information on MPLX.
OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment adjusted EBITDA depends largely on our refinery throughputs, Refining & Marketing margin, refining operating costs and distribution costs. Our total refining capacity was 2,950 mbpcd, 2,898 mbpcd and 2,887 mbpcd as of December 31, 2023, 2022 and 2021, respectively.
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
Our refineries can process a variety of sweet and sour crude oil, which typically can be purchased at a discount to crude oil referenced in our Gulf Coast, Mid-Continent and West Coast crack spreads. The amount of these discounts, which we refer to as the sweet differential and the sour differential, can vary significantly, causing our Refining & Marketing margin to differ from blended crack spreads. In general, larger sweet and sour differentials will enhance our Refining & Marketing margin.
Future crude oil differentials will be dependent on a variety of market and economic factors, as well as U.S. energy policy.
The following table provides sensitivities showing an estimated change in annual Refining & Marketing segment adjusted EBITDA due to potential changes in market conditions.

(Millions of dollars)
Blended crack spread sensitivity(a) (per $1.00/barrel change)	$1,080
Sour differential sensitivity(b) (per $1.00/barrel change)	500
Sweet differential sensitivity(c) (per $1.00/barrel change)	500
Natural gas price sensitivity(d) (per $1.00/MMBtu)	330
(a)Crack spread based on 40 percent MEH, 40 percent WTI and 20 percent ANS with Gulf Coast, Mid-Continent and West Coast product pricing, respectively, and assumes all other differentials and pricing relationships remain unchanged.
(b)Sour crude oil basket consists of the following crudes: ANS, Argus Sour Crude Index, Maya and Western Canadian Select. We assume approximately 50 percent of the crude processed at our refineries in 2024 will be sour crude.
(c)Sweet crude oil basket consists of the following crudes: Bakken, Brent, MEH, WTI-Cushing and WTI-Midland. We assume approximately 50 percent of the crude processed at our refineries in 2024 will be sweet crude.
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
Inventories are stated at the lower of cost or market. Costs of crude oil, refinery feedstocks and refined products are stated under the LIFO inventory costing method and aggregated on a consolidated basis for purposes of assessing if the cost basis of these inventories may have to be written down to market values. At December 31, 2023, market values for refined products exceed their cost basis and, therefore, there is no lower of cost or market inventory valuation reserve at the end of the year. Based on movements of refined product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
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

RESULTS OF OPERATIONS
The following discussion includes comments and analysis relating to our results of operations for the years ended December 31, 2023, 2022 and 2021. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data and is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Consolidated Results of Operations

(Millions of dollars)	2023	2022	2023 vs. 2022 Variance	2021	2022 vs. 2021 Variance
Revenues and other income:
Sales and other operating revenues(a)	$148,379	$177,453	$(29,074)	$119,983	$57,470
Income (loss) from equity method investments	742	655	87	458	197
Net gain on disposal of assets	217	1,061	(844)	21	1,040
Other income	969	783	186	468	315
Total revenues and other income	150,307	179,952	(29,645)	120,930	59,022

Costs and expenses:
Cost of revenues (excludes items below)	128,566	151,671	(23,105)	110,008	41,663
Depreciation and amortization	3,307	3,215	92	3,364	(149)
Selling, general and administrative expenses	3,039	2,772	267	2,537	235
Other taxes	881	825	56	721	104
Total costs and expenses	135,793	158,483	(22,690)	116,630	41,853

Income from continuing operations	14,514	21,469	(6,955)	4,300	17,169
Net interest and other financial costs	525	1,000	(475)	1,483	(483)
Income from continuing operations before income taxes	13,989	20,469	(6,480)	2,817	17,652
Provision for income taxes on continuing operations	2,817	4,491	(1,674)	264	4,227
Income from continuing operations, net of tax	11,172	15,978	(4,806)	2,553	13,425
Income from discontinued operations, net of tax	—	72	(72)	8,448	(8,376)
Net income	11,172	16,050	(4,878)	11,001	5,049
Less net income attributable to:
Redeemable noncontrolling interest	94	88	6	100	(12)
Noncontrolling interests	1,397	1,446	(49)	1,163	283
Net income attributable to MPC	$9,681	$14,516	$(4,835)	$9,738	$4,778
(a)In accordance with discontinued operations accounting, Speedway sales to retail customers and net results are reflected in Income from discontinued operations, net of tax, and Refining & Marketing intercompany sales to Speedway are presented as third-party sales through the close of the sale on May 14, 2021.
2023 Compared to 2022
Net income attributable to MPC decreased $4.84 billion in 2023 compared to 2022, primarily due to lower Refining & Marketing margins and net gain on the disposal of assets.
Total revenues and other income decreased $29.65 billion in 2023 compared to 2022 primarily due to:
•decreased sales and other operating revenues of $29.07 billion primarily due to decreased average refined product sales prices of $0.52 per gallon, or 17 percent, partially offset by increased refined product sales volumes of 28 mbpd, or 1 percent;
•increased income from equity method investments of $87 million largely due to increased income from Midstream equity affiliates, partially offset by decreased income from Refining & Marketing equity affiliates;
•decreased net gains on disposal of assets of $844 million mainly due to gains of $549 million on the formation of the Martinez Renewables joint venture and $509 million on a lease reclassification in 2022, partially offset by the $106 million gain on the sale of MPC’s 25 percent interest in South Texas Gateway and $92 million associated with the remeasurement of MPLX’s existing equity investment in Torñado, arising from the acquisition of the remaining 40 percent interest in 2023; and

•increased other income of $186 million largely due to the receipt of insurance proceeds, partially offset by lower income on RIN sales.
Total costs and expenses decreased $22.69 billion in 2023 compared to 2022 primarily due to:
•decreased cost of revenues of $23.11 billion primarily due to lower crude oil costs;
•increased depreciation and amortization of $92 million mainly due to assets placed in service;
•increased selling, general and administrative expenses of $267 million primarily due to increased employee compensation and related expenses, contract services and software maintenance costs; and
•increased other taxes of $56 million largely due to the reinstated Petroleum Superfund Tax, which was effective January 1, 2023.
Net interest and other financial costs decreased $475 million largely due to increased interest income, primarily on short-term investments, and decreased pension non-service costs, partially offset by increased interest expense due to higher MPLX borrowings. We capitalized interest of $60 million in 2023 and $104 million in 2022. See Item 8. Financial Statements and Supplementary Data – Note 12 for further details.
We recorded a combined federal, state and foreign income tax expense of $2.82 billion for the year ended December 31, 2023, which was lower than the tax computed at the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes. We recorded a combined federal, state and foreign income tax expense of $4.49 billion for the year ended December 31, 2022, which was higher than the tax computed at the U.S. statutory rate primarily due to state taxes, partially offset by permanent tax benefits related to net income attributable to noncontrolling interests.
Net income attributable to noncontrolling interests decreased $49 million mainly due to MPLX’s redemption of its outstanding Series B preferred units on February 15, 2023.
2022 Compared to 2021
Net income attributable to MPC increased $4.78 billion in 2022 compared to 2021 primarily due to increased average refined product sales prices and volumes and net gains on the disposal of assets, partially offset by increased operating costs and the absence of a gain on the sale of Speedway and a partial period of income from discontinued operations due to the sale of the Speedway business on May 14, 2021.
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
•increased net gains on disposal of assets of $1.04 billion mainly due to a gain of $549 million on the formation of the Martinez Renewables joint venture and a gain of $509 million on a lease reclassification; and
•increased other income of $315 million primarily due to higher income on RIN sales.
Total costs and expenses increased $41.85 billion in 2022 compared to 2021 primarily due to:
•increased cost of revenues of $41.66 billion primarily due to higher crude oil costs and finished product purchases;
•decreased depreciation and amortization of $149 million mainly due to 2021 Midstream asset impairments and assets that were fully depreciated in 2021;
•increased selling, general and administrative expenses of $235 million mainly due to increased salaries, benefits and employee related expenses, credit card processing fees, contract services and insurance; and
•increased other taxes of $104 million largely due to retroactive operating tax assessments for prior periods.
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
We recorded a combined federal, state and foreign income tax expense of $4.49 billion for the year ended December 31, 2022, which was higher than the tax computed at the U.S. statutory rate primarily due to state taxes, partially offset by permanent tax benefits related to net income attributable to noncontrolling interests. We recorded a combined federal, state and foreign income tax expense of $264 million for the year ended December 31, 2021, which was lower than the tax computed at the U.S. statutory rate primarily due to certain permanent tax benefits related to net income attributable to noncontrolling interests and a change in benefit related to the net operating loss carryback provided under the Coronavirus Aid, Relief, and Economic Security Act, partially offset by state taxes. See Item 8. Financial Statements and Supplementary Data – Note 13 for further details.
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

Our segment adjusted EBITDA for reportable segments was approximately $19.72 billion, $25.03 billion and $8.93 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The following shows the percentage of segment adjusted EBITDA by segment for the last three years.

Refining & Marketing
The following includes key financial and operating data for 2023, 2022 and 2021.

(a)Includes intersegment sales to Midstream and sales destined for export.

Refining & Marketing Operating Statistics	2023	2022	2021
Net refinery throughput (mbpd)	2,914	2,951	2,799
Refining & Marketing margin, excluding LIFO inventory credit/charge per barrel(a)(b)	$23.16	$28.10	$13.36
LIFO inventory credit (charge) per barrel	(0.14)	0.14	—
Refining & Marketing margin per barrel(a)(b)	23.02	28.24	13.36
Less:
Refining operating costs per barrel(c)	5.41	5.41	5.02
Distribution costs per barrel	5.37	4.89	5.04
LIFO inventory credit (charge) per barrel	(0.14)	0.14	—
Other per barrel(d)	(0.36)	(0.08)	(0.14)
Refining & Marketing adjusted EBITDA per barrel	12.74	17.88	3.44
Less:
Storm impacts on refining operating cost per barrel(e)	—	—	0.05
Refining planned turnaround costs per barrel	1.13	1.04	0.57
LIFO inventory (credit) charge per barrel	0.14	(0.14)	—
Depreciation and amortization per barrel	1.77	1.72	1.83
Refining & Marketing segment income per barrel	$9.70	$15.26	$0.99
Per barrel fees paid to MPLX included in distribution costs above	$3.61	$3.39	$3.40
(a)Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.
(b)See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.
(c)Refining operating costs exclude planned turnaround and depreciation and amortization expense.
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

Benchmark spot prices (dollars per gallon)	2023	2022	2021
Chicago CBOB unleaded regular gasoline	$2.33	$2.87	$2.02
Chicago ultra-low sulfur diesel	2.61	3.43	2.06
USGC CBOB unleaded regular gasoline	2.34	2.76	2.01
USGC ultra-low sulfur diesel	2.72	3.46	2.01
LA CARBOB	2.81	3.29	2.20
LA CARB diesel	2.91	3.51	2.10

Market Indicators (dollars per barrel)
WTI	$77.60	$94.33	$68.11
MEH	79.08	96.19	69.01
ANS	82.41	98.98	70.56
Crack Spreads
Mid-Continent WTI 3-2-1	$18.61	$26.93	$10.95
USGC MEH 3-2-1	17.49	22.17	8.89
West Coast ANS 3-2-1	30.11	34.91	13.80
Blended 3-2-1(a)	20.46	26.62	10.70

Crude Oil Differentials
Sweet	$(0.48)	$0.21	$(0.47)
Sour	(6.31)	(6.81)	(4.05)
(a)The blended crack spreads for 2023, 2022 and 2021 are weighted 40 percent of the USGC crack spread, 40 percent of the Mid-Continent crack spread and 20 percent of the West Coast crack spread. These blends are based on MPC’s refining capacity by region in each period.
2023 Compared to 2022
Refining & Marketing segment revenues decreased $28.63 billion primarily due to decreased average refined product sales prices of $0.52 per gallon, partially offset by increased refined product sales volumes of 28 mbpd.
Refinery crude oil capacity utilization was 92 percent during 2023 and net refinery throughput decreased 37 mbpd in 2023.
Refining & Marketing segment adjusted EBITDA decreased $5.71 billion primarily driven by decreased per barrel margin and throughput, increased distribution costs, excluding depreciation and amortization, partially offset by increased other income and decreased refining operating costs, excluding depreciation and amortization.
Refining & Marketing margin, excluding LIFO inventory adjustments, was $23.16 per barrel for 2023 compared to $28.10 per barrel for 2022. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $6 billion on Refining & Marketing margin, primarily due to lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effects of market structure on our crude oil acquisition prices, RIN prices on the crack spread and other items like refinery yields and other feedstock variances, direct dealer fuel margin, and for 2023, a LIFO inventory charge of $145 million and for 2022, a LIFO inventory credit of $148 million. These factors had an estimated net positive impact on Refining & Marketing segment adjusted EBITDA of approximately $700 million in 2023 compared to 2022.
For the year ended December 31, 2023, refining operating costs, excluding depreciation and amortization, were $5.75 billion. This was a decrease of $83 million, compared to the year ended December 31, 2022, largely due to lower energy costs, partially offset by higher project expense. These expenses relate to projects that are regularly performed during refinery turnarounds, of which we had more in 2023, compared to 2022.
Distribution costs, excluding depreciation and amortization, were $5.71 billion and $5.27 billion for 2023 and 2022, respectively, and include fees paid to MPLX of $3.84 billion and $3.65 billion for 2023 and 2022, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, increased $0.48 primarily due to higher pipeline tariff rates and logistics fee escalations.
Refining planned turnaround costs increased $79 million, or $0.09 per barrel, due to the scope and timing of turnaround activity.

Depreciation and amortization per barrel increased by $0.05, primarily due to an increase in costs and a decrease in throughput.
Other income increased by $0.28 per barrel mainly due to the receipt of insurance proceeds in 2023.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $2.07 billion in 2023 and $2.40 billion in 2022, including benefits related to retroactive changes in renewable volume obligation requirements, and are included in Refining & Marketing margin. The decrease in 2023 was primarily due to increased RINs acquired with purchased product from third parties and through RINs generated and acquired from our Martinez Renewables joint venture in addition to lower average RINs prices.
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
For the year ended December 31, 2022, refining operating costs, excluding depreciation and amortization and storm impacts, were $5.83 billion. This was an increase of $708 million, or $0.39 per barrel, compared to the year ended December 31, 2021, primarily due to an increase in energy costs largely as a result of higher natural gas and electricity prices.
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
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $2.40 billion in 2022 and $1.49 billion in 2021, including benefits related to retroactive changes in renewable volume obligation requirements, and are included in Refining & Marketing margin. The increase in 2022 was primarily due to higher weighted average RIN costs and an increase in RIN obligations due to higher production.

Supplemental Refining & Marketing Statistics

	2023	2022	2021
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	92	96	91

Refinery throughputs (mbpd):
Crude oil refined	2,677	2,761	2,621
Other charge and blendstocks	237	190	178
Net refinery throughput	2,914	2,951	2,799

Sour crude oil throughput percent	44	47	47
Sweet crude oil throughput percent	56	53	53

Refined product yields (mbpd):
Gasoline(b)	1,526	1,494	1,446
Distillates(b)	1,047	1,079	965
Propane	66	70	52
NGLs and petrochemicals(b)	182	178	250
Heavy fuel oil	52	73	31
Asphalt	80	89	91
Total	2,953	2,983	2,835

Refined product export sales volumes (mbpd)(c)	339	315	277
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Product yields include renewable production.
(c)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volumes amounts.

Midstream

Midstream Sales and Other Operating Revenues
2023
$4,911
$5,597
$10,508
2022
$5,366
$5,224
$10,590
2021
$4,633
$4,986
$9,619
In millions
Third Party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes amounts related to MPLX operated unconsolidated equity method investments on a 100 percent basis.

Benchmark Prices	2023	2022	2021
Natural Gas NYMEX HH (per MMBtu)	$2.66	$6.52	$3.72
C2 + NGL Pricing (per gallon)(a)	$0.69	$1.03	$0.87
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.
2023 Compared to 2022
Midstream segment adjusted EBITDA increased $399 million. Sales and operating revenues decreased $82 million mainly due to lower NGL prices, partially offset by rate escalations and higher throughput. This decrease was more than offset by lower purchased product costs of $465 million, primarily due to lower NGL prices of $917 million, partially offset by higher volumes of $405 million, an increase of $47 million due to changes in the fair value of an embedded derivative in a natural gas purchase commitment and an increase in income from equity method investments of approximately $111 million.
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

Corporate

Key Financial Information (millions of dollars)	2023	2022	2021
Corporate(a)	$(837)	$(753)	$(696)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $100 million, $55 million and $165 million for the years ended December 31, 2023, 2022 and 2021, respectively.
2023 Compared to 2022
Corporate expenses increased $84 million in 2023 compared to 2022 largely due to increases in stock-based compensation expense of $48 million, depreciation and amortization of $45 million, compensation expense of $31 million, contract services expense of $26 million and office expense of $22 million, partially offset by increased allocations of corporate costs to the segments of $75 million.
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

Key Financial Information (millions of dollars)	2023	2022	2021
Items not allocated to segments:
Gain on sale of assets	$198	$1,058	$—
Renewable volume obligation requirements	—	238	—
Litigation	—	27	—
Impairments	—	—	(13)
Idling facility expenses	—	—	(12)
Total items not allocated to segments	$198	$1,323	$(25)
2023 Compared to 2022
In 2023, total items not allocated to segments includes the $106 million gain on the sale of MPC’s 25 percent interest in South Texas Gateway and the $92 million gain associated with the remeasurement of MPLX’s existing equity investment in Torñado arising from the acquisition of the remaining 40 percent interest.

2022 Compared to 2021
In 2022, total items not allocated to segments primarily include the gain of $549 million on the formation of the Martinez Renewables joint venture, the gain of $509 million on a lease reclassification, and a $238 million benefit related to retroactive changes in renewable volume obligation requirements published by EPA for 2020 and 2021.
Non-GAAP Financial Measure
Management uses a financial measure to evaluate our operating performance that is calculated and presented on the basis of methodologies other than in accordance with GAAP. The non-GAAP financial measure we use is as follows:
Refining & Marketing Margin
Refining & Marketing margin is defined as sales revenue less cost of refinery inputs and purchased products. We use and believe our investors use this non-GAAP financial measure to evaluate our Refining & Marketing segment’s operating and financial performance as it is the most comparable measure to the industry’s market reference product margins. This measure should not be considered a substitute for, or superior to, Refining & Marketing gross margin or other measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

(Millions of dollars)	2023	2022	2021
Refining & Marketing segment adjusted EBITDA	$13,551	$19,261	$3,518
Plus (Less):
Depreciation and amortization	(1,887)	(1,850)	(1,870)
Refining planed turnaround costs	(1,201)	(1,122)	(582)
Storm impacts	—	—	(50)
LIFO inventory credit (charge)	(145)	148	—
Selling, general and administrative expenses	2,504	2,294	2,021
Income from equity method investments	(7)	(31)	(59)
Net gain on disposal of assets	(3)	(37)	(6)
Other income	(871)	(686)	(369)
Refining & Marketing gross margin	11,941	17,977	2,603
Plus (Less):
Operating expenses (excluding depreciation and amortization)	10,986	10,683	9,806
Depreciation and amortization	1,887	1,850	1,870
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(45)	82	(485)
Other taxes included in Refining & Marketing margin	(288)	(173)	(142)
Refining & Marketing margin	24,481	30,419	13,652
LIFO inventory (credit) charge	145	(148)	—
Refining & Marketing margin, excluding LIFO inventory (credit) charge	$24,626	$30,271	$13,652
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our cash and cash equivalents balance for continuing operations was $5.44 billion at December 31, 2023, compared to $8.63 billion at December 31, 2022. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years is presented in the following table.

(Millions of dollars)	2023	2022	2021
Net cash provided by (used in):
Operating activities - continuing operations	$14,117	$16,319	$8,384
Operating activities - discontinued operations	—	42	(4,024)
Total operating activities	14,117	16,361	4,360
Investing activities - continuing operations	(3,095)	623	(6,517)
Investing activities - discontinued operations	—	—	21,314
Total investing activities	(3,095)	623	14,797
Financing activities	(14,207)	(13,647)	(14,419)
Total increase (decrease) in cash	$(3,185)	$3,337	$4,738
Operating Activities
Continuing Operations
Net cash provided by operating activities from continuing operations decreased $2.20 billion in 2023 compared to 2022, primarily due to a decrease in operating results partially offset by a favorable change in working capital of $1.57 billion. Net cash provided by operating activities from continuing operations increased $7.94 billion in 2022 compared to 2021, primarily due to an increase in operating results partially offset by an unfavorable change in working capital of $2.29 billion. The above changes in working capital exclude changes in short-term debt.

For 2023, changes in working capital were a net $230 million source of cash, primarily due to the effect of decreases in energy commodity prices and volumes at the end of the year on working capital. Current receivables decreased primarily due to decreases in crude oil volumes and prices. Accounts payable decreased primarily due to decreases in crude oil prices and volumes. Inventories increased primarily due to increases in refined product, crude oil and materials and supplies inventories.
For 2022, changes in working capital were a net $1.34 billion use of cash, primarily due to the effect of increases in energy commodity prices and volumes at the end of the year on working capital. Current receivables increased primarily due to higher crude oil and refined product volumes and prices. Inventories increased primarily due to increases in crude oil, refined product and materials and supplies inventories. Accounts payable increased primarily due to increases in crude oil prices.
For 2021, changes in working capital were a net $947 million source of cash, primarily due to the effect of increases in energy commodity prices and volumes at the end of the year on working capital. Accounts payable increased primarily due to increases in crude oil prices and volumes. Current receivables increased primarily due to higher crude oil and refined product prices and volumes.
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
Investing Activities
Continuing Operations
Net cash used in investing activities from continuing operations was $3.10 billion in 2023 and $6.52 billion in 2021, compared to net cash provided by investing activities from continuing operations of $623 million in 2022.
•In 2023, the change in net cash used in continuing operations was primarily due to purchases of short-term investments of $8.62 billion, partially offset by maturities and sales of short-term investments of $5.05 billion and $2.08 billion, respectively. The cash provided by maturities and sales of short-term investments was primarily used to fund our return of capital initiatives announced as part of the Speedway sale.
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
•Cash used for additions to property, plant and equipment was $1.89 billion in 2023, compared to $2.42 billion in 2022 and $1.46 billion in 2021, primarily due to spending in our Refining & Marketing and Midstream segments in 2023. See discussion of capital expenditures and investments under the “Capital Spending” section.
•Cash used for acquisitions was $246 million in 2023 due to MPLX’s acquisition of the remaining interest in a gathering and processing joint venture for approximately $270 million, offset by cash acquired of $24 million. Cash used for acquisitions was $413 million in 2022 primarily due to the purchase of Crowley Coastal Partner’s interest in Crowley Ocean Partners LLC and its four subsidiaries for approximately $485 million, which included $196 million to pay off the debt associated with the four tankers.
•Cash used in net investments was $205 million in 2023 and $171 million in 2021, compared to cash provided by net investments of $110 million in 2022. In 2023, investments primarily included the Martinez Renewables joint venture and the acquisition of a 49.9 percent equity interest in LF Bioenergy for approximately $56 million, partially offset by cash received from the sale of MPC’s 25 percent interest in South Texas Gateway. Investments in 2022 include a $500 million cash distribution received from the Martinez Renewables joint venture at its formation, partially offset by increased contributions to equity method investments, which included the $60 million contribution to MPLX’s Bakken Pipeline joint venture to fund its share of a debt repayment by the joint venture. Investments in 2021 primarily include Midstream projects and our joint venture with ADM.
•Cash provided by disposal of assets totaled $36 million, $90 million and $153 million in 2023, 2022 and 2021, respectively, primarily due to the sale of Midstream assets.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to total capital expenditures and investments follows for each of the last three years.

(Millions of dollars)	2023	2022	2021
Additions to property, plant and equipment per consolidated statements of cash flows	$1,890	$2,420	$1,464
Increase (decrease) in capital accruals	184	(37)	141
Total capital expenditures	2,074	2,383	1,605
Investments in equity method investees	480	405	210
Total capital expenditures and investments	$2,554	$2,788	$1,815
Discontinued Operations
Net cash provided by investing activities from discontinued operations in 2021 primarily includes the $21.38 billion proceeds from the sale of Speedway, partially offset primarily by cash used for Speedway capital expenditures of $177 million.
Financing Activities
Financing activities were a use of cash of $14.21 billion in 2023, $13.65 billion in 2022 and $14.42 billion in 2021.
•During 2023, MPLX issued $1.6 billion of senior notes and used the proceeds to redeem $1.0 billion of senior notes and all of its outstanding Series B preferred units for $600 million.
•During 2022, MPLX issued $2.5 billion of senior notes, redeemed $1.0 billion of senior notes and had net payments of $300 million under its revolving credit facility.
•During 2021, we reduced debt through the following actions:
•On December 2, 2021, all of the $1.25 billion outstanding aggregate principal amount of MPC's 4.5 percent senior notes due May 2023 and the $850 million outstanding aggregate principal amount of MPC’s 4.75 percent senior notes due December 2023, including the portion of such notes for which Andeavor LLC was the obligor, were redeemed at a price equal to par, plus a make-whole premium calculated in accordance with the terms of the senior notes and accrued and unpaid interest to, but not including, the redemption date. MPC funded the redemption amount with cash on hand.
•In June 2021, we redeemed all of the $300 million outstanding aggregate principal amount of MPC’s 5.125 percent senior notes due April 2024 at a price equal to 100.854 percent of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date.
•In May 2021, we repaid all outstanding commercial paper borrowings, which, along with cash had been used to finance the fourth quarter 2020 repayments of two series of MPC’s senior notes in the aggregate total principal amount of $1.13 billion.
•On March 1, 2021, we repaid the $1 billion outstanding aggregate principal amount of MPC’s 5.125 percent senior notes due March 2021.
•In 2021, MPLX redeemed $1.75 billion of senior notes and had net borrowings of $300 million under its revolving credit facility.
•Cash used in common stock repurchases totaled $11.57 billion in 2023, $11.92 billion in 2022 and $4.65 billion in 2021. See the “Capital Requirements” section for further discussion of our stock repurchases.
•Cash used in dividend payments totaled $1.26 billion in 2023, $1.28 billion in 2022 and $1.48 billion in 2021. Dividends per share were $3.08 in 2023, $2.49 in 2022 and $2.32 in 2021. The decreases in 2023 and 2022 are primarily due to share repurchases, partially offset by an increase in per share dividends.
•Cash used in distributions to noncontrolling interests totaled $1.28 billion in 2023, $1.21 billion in 2022 and $1.45 billion in 2021 due to distributions to MPLX common and preferred public unitholders. MPLX’s distributions in 2021 included a supplemental distribution amount of $0.5750 per common unit.
•Cash used in repurchases of noncontrolling interests totaled $491 million in 2022 and $630 million in 2021 due to MPLX’s repurchases of its common units. There were no repurchases of noncontrolling interests in 2023. See the “Capital Requirements” section for further discussion of MPLX’s unit repurchases.
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
Our liquidity, excluding MPLX, totaled $14.28 billion at December 31, 2023 consisting of:

	December 31, 2023
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	—	100
Total	$5,100	$—	$1	$5,099
Cash and cash equivalents and short-term investments(b)				9,176
Total liquidity				$14,275
(a)The committed borrowing and letter of credit issuance capacity of the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.
(b)Excludes $1.05 billion of MPLX cash and cash equivalents.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At December 31, 2023, we had no borrowings outstanding under the commercial paper program.
MPC’s bank revolving credit facility and trade receivables facility contain representations and warranties, affirmative and negative covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of December 31, 2023, we were in compliance with such covenants and restrictions. See Item 8. Financial Statements and Supplementary Data – Note 20 for further discussion of MPC’s revolving bank credit facility, trade receivables facility and related covenants and restrictions.
Our intention is to maintain an investment-grade credit profile. As of February 1, 2024, the credit ratings on our senior unsecured debt are as follows.

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
The agreements governing MPC’s debt obligations do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt could increase the applicable interest rates, yields and other fees payable under such agreements and may limit our flexibility to obtain financing in the future, including to refinance existing indebtedness. In addition, a downgrade of our senior unsecured debt rating to below investment-grade levels could, under certain circumstances, impact our ability to purchase crude oil on an unsecured basis and could result in us having to post letters of credit under existing transportation services or other agreements.

See Item 8. Financial Statements and Supplementary Data – Note 20 for further discussion of our debt.
MPLX
MPLX’s liquidity totaled $4.55 billion at December 31, 2023 consisting of:

	December 31, 2023
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX bank revolving credit facility	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				1,048
Total liquidity				$4,548
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
MPLX’s bank revolving credit facility contains representations and warranties, covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of December 31, 2023, we were in compliance with such covenants and restrictions. See Item 8. Financial Statements and Supplementary Data – Note 20 for further discussion of MPLX’s bank revolving credit facility and related covenants and restrictions.
Our intention is to maintain an investment-grade credit profile for MPLX. As of February 1, 2024, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
See Item 8. Financial Statements and Supplementary Data – Note 20 for further discussion of MPLX’s debt.
Capital Requirements
Capital Spending
MPC’s capital investment plan for 2024 totals approximately $1.25 billion for capital projects and investments, excluding capitalized interest, potential acquisitions, if any, and MPLX’s capital investment plan. MPC’s 2024 capital investment plan includes all of the planned capital spending for Refining & Marketing and Corporate as well as a portion of the planned capital investments for Midstream. The remainder of the planned capital spending for Midstream reflects the capital investment plan for MPLX. We continuously evaluate our capital plan and make changes as conditions warrant. The 2024 capital investment plan for MPC and MPLX and capital expenditures and investments for each of the last three years are summarized by segment below.

(Millions of dollars)	2024 Plan	2023	2022	2021
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$1,200	$1,311	$1,508	$911
Midstream - Other	—	2	8	50
Corporate and Other(b)	50	83	108	105
Total MPC, excluding MPLX	$1,250	$1,396	$1,624	$1,066

MPC discontinued operations - Speedway	$—	$—	$—	$177

Midstream - MPLX(c)	$1,100	$1,103	$1,061	$681
(a)Capital expenditures include changes in capital accruals.
(b)Excludes capitalized interest of $55 million, $103 million and $68 million for 2023, 2022 and 2021, respectively. The 2024 capital investment plan excludes capitalized interest.
(c)The 2024 capital investment plan for Midstream - MPLX excludes $285 million of capital expenditures, which is expected to be incurred primarily by MPC and other MPLX customers on MPLX’s behalf. It also excludes approximately $100 million for repayment of MPLX’s share of the Bakken Pipeline joint venture’s debt due in 2024. This reimbursable capital and the contribution to the joint venture will be included in the 2024 MPC Midstream capital expenditures.
Refining & Marketing
The Refining & Marketing segment’s forecasted 2024 capital spending and investments is approximately $1.20 billion. This amount includes approximately $350 million of growth capital for multi-year low carbon initiatives. At our Los Angeles refinery, we are advancing improvements to enhance the competitiveness of the refinery by improving reliability and lowering costs. The improvements focus on integrating and modernizing utility systems and increasing energy efficiency, with the added benefit of addressing upcoming regulation mandating further reductions in emissions. The improvements are expected to be completed by the end of 2025. There is also $475 million of growth capital which includes a multi-year project to upgrade high sulfur distillate to ULSD and maximize distillate volume expansion at our Galveston Bay refinery, which is expected to be completed by the end of 2027, and other traditional projects that will enhance the yields of our refineries, improve energy efficiency, and lower our costs as well as investments in our branded marketing footprint. Maintenance capital is expected to be approximately $375 million which is essential to maintain the safety, integrity and reliability of our assets.
Major capital projects completed over the last three years have focused on refinery optimization, production of higher value products, increased capacity to upgrade residual fuel oil and expanded export capacity. We also focused on projects such as the Martinez facility conversion, the STAR project at our Galveston Bay refinery and projects expected to reduce future operating costs.
Midstream
MPLX’s capital investment plan of $1.10 billion, net of reimbursements, includes approximately $950 million of organic growth capital and $150 million of maintenance capital. This excludes approximately $100 million for the repayment of MPLX’s share of the Bakken Pipeline joint venture’s debt due in 2024. MPLX’s growth capital plans are anchored in the Marcellus, Permian, and Bakken basins. In addition to new gas processing plants in the Marcellus and Permian, the remainder of MPLX’s capital plan is focused on other investments targeted at the expansion or debottlenecking of existing assets to meet customer demand.
Major capital projects over the last three years included investments for the development of natural gas and natural gas liquids infrastructure to support MPLX’s producer customers, primarily in the Marcellus, Utica and Permian regions and development of various crude oil and refined petroleum products infrastructure projects.
Corporate and Other
The 2024 capital forecast includes approximately $50 million to support corporate and other activities. Major projects over the last three years included upgrades to information technology systems.

Share Repurchases
From January 1, 2012 through December 31, 2023, our board of directors approved $50.05 billion in total share repurchase authorizations and we have repurchased a total of $43.27 billion of our common stock. As of December 31, 2023, MPC had $6.78 billion remaining under its share repurchase authorizations, which reflects the repurchase of 489,190 common shares for $73 million that were transacted in the fourth quarter of 2023 and settled in the first quarter of 2024. The table below summarizes our total share repurchases. See Item 8. Financial Statements and Supplementary Data – Note 10 for further discussion of the share repurchase plans.

(In millions of dollars, except per share data)	2023	2022	2021
Number of shares repurchased	89	131	76
Cash paid for shares repurchased	$11,572	$11,922	$4,654
Average cost per share	$131.27	$91.20	$62.65
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
MPLX Unit Repurchases
The table below summarizes MPLX’s total unit repurchases.

(In millions of dollars, except per unit data)	2023	2022	2021
Number of common units repurchased	—	15	23
Cash paid for common units repurchased	$—	$491	$630
Average cost per unit	$—	$31.96	$27.52
As of December 31, 2023, MPLX had approximately $846 million remaining under its unit repurchase authorizations. The repurchase authorizations have no expiration date.
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
See Item 8. Financial Statements and Supplementary Data – Note 6 for further discussion of the MPLX unit repurchase program.
Material Cash Commitments
Contractual Obligations
We have purchase commitments primarily consisting of obligations to purchase and transport crude oil and feedstocks used in our refining operations. As of December 31, 2023, we had purchase obligations for crude oil, NGLs and renewable feedstocks of $17.76 billion, with $14.44 billion payable within 12 months, and crude oil transportation obligations of $7.45 billion, with $835 million payable within 12 months. These contracts include variable price arrangements. For purposes of this disclosure, we have estimated prices to be paid primarily based on futures curves for the commodities to the extent available. Our contractual obligations do not include our contractual obligations to MPLX under various fee-based commercial agreements as these transactions are eliminated in the consolidated financial statements.
At December 31, 2023, we have non-cancelable obligations to acquire property, plant and equipment of $281 million, with $276 million payable within 12 months.
At December 31, 2023, we have aggregate principal amount of outstanding senior notes of $27.15 billion, with $1.9 billion payable within 12 months, and interest on the debt of $16.86 billion, with $1.23 billion payable within 12 months. See Item 8. Financial Statements and Supplementary Data – Note 20 for additional information on our debt. We intend to repay the short-term maturities with existing cash on hand and/or with the proceeds of new long-term debt, depending on, among other things, market conditions.
Our other contractual obligations primarily consist of pension and post-retirement obligations, finance and operating leases and environmental credits liabilities, for which additional information is included in Item 8. Financial Statements and Supplementary Data – Notes 25, 27 and 23, respectively.

Other Cash Commitments
On January 26, 2024, we announced our board of directors approved a $0.825 per share dividend, payable March 11, 2024 to shareholders of record at the close of business on February 21, 2024.
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
Our environmental expenditures, including non-regulatory expenditures, for each of the last three years were:

(Millions of dollars)	2023	2022	2021
Capital	$236	$167	$118
Compliance:(a)
Operating and maintenance	1,191	987	819
Remediation(b)	49	72	54
Total	$1,476	$1,226	$991
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
Our environmental capital expenditures accounted for 12 percent, 7 percent and 8 percent of capital expenditures, for 2023, 2022 and 2021, respectively, excluding acquisitions. Our environmental capital expenditures are expected to be approximately $272 million, or 12 percent, of total planned capital expenditures in 2024. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.
For more information on environmental regulations that impact us, or could impact us, see Item 1. Business – Regulatory Matters and Item 1A. Risk Factors.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Accounting estimates are considered to be critical if (1) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (2) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used. See Item 8. Financial Statements and Supplementary Data – Note 2 for additional information on these policies and estimates, as well as a discussion of additional accounting policies and estimates.
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
Significant uses of fair value measurements include:
•assessment of impairment of long-lived assets, intangible assets, goodwill and equity method investments;
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
•Future volumes. Our estimates of future refinery, pipeline throughput and natural gas and natural gas liquid processing volumes are based on internal forecasts prepared by our Refining & Marketing and Midstream segments operations personnel. Assumptions about our customers’ drilling activity are inherently subjective and contingent upon a number of variable factors (including future or expected crude oil and natural gas pricing considerations), many of which are difficult to forecast. Management considers these volume forecasts and other factors when developing our forecasted cash flows.
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
At December 31, 2023, MPC had four reporting units with goodwill totaling approximately $8.24 billion. The majority of this balance is comprised of the Midstream reporting units, including $1.1 billion for the MPLX Crude Gathering reporting unit and $6.6 billion for the MPLX Transportation & Storage reporting unit. For the annual impairment assessment as of November 30, 2023, management performed only a qualitative assessment for three reporting units as we determined it was more likely than not that the fair value of the reporting units exceeded the carrying value. Significant assumptions used to estimate the reporting units’ fair value under a qualitative approach included estimates of future cash flows and market information for comparable assets. A quantitative assessment was performed for the MPLX Crude Gathering reporting unit, which resulted in the fair value of the reporting unit exceeding its carrying value by greater than 10 percent. The fair value of the reporting unit was determined based on applying both a discounted cash flow method (i.e., income approach) as well as a market approach. An increase of one percentage point to the discount rate used to estimate the fair value of the reporting unit would not have resulted in a goodwill impairment charge as of November 30, 2023. Significant assumptions that were used to estimate the Crude Gathering reporting unit’s fair values under the discounted cash flow method included management’s best estimates of the discount rate, as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact the reporting unit’s future volumes and capital requirements. If estimates for future cash flows were to decline, the overall reporting units’ fair values would decrease, resulting in potential goodwill impairment charges. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment tests will prove to be an accurate prediction of the future.

Equity Method Investment Impairment Assessment
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2023, we had $6.26 billion of investments in equity method investments recorded on our consolidated balance sheet.
See Item 8. Financial Statements and Supplementary Data – Note 15 for additional information on our equity method investments. See Item 8. Financial Statements and Supplementary Data – Note 17 for additional information on our goodwill and intangibles, including a table summarizing our recorded goodwill by segment.

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
Variable Interest Entities are discussed in Item 8. Financial Statements and Supplementary Data – Note 7.
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

Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 4.90 percent for our pension plans and 4.80 percent for our other postretirement benefit plans by 0.25 percent would increase pension obligations and other postretirement benefit plan obligations by $74 million and $16 million, respectively, and would increase defined benefit pension expense and other postretirement benefit plan expense by $10 million and less than $1 million, respectively.
The long-term asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 50 percent equity securities and 50 percent fixed income securities for the primary funded pension plan), past performance and other factors. Certain components of the asset mix are modeled with various assumptions regarding inflation and returns. In addition, our long-term asset rate of return assumption is compared to those of other companies and to historical returns for reasonableness. We used the 7.00 percent long-term rate of return to determine our 2023 defined benefit pension expense. After evaluating activity in the capital markets, along with the current and projected plan investments, we decreased the asset rate of return for our primary plan to 6.80 percent effective for 2024. Decreasing the 7.00 percent asset rate of return assumption by 0.25 percentage points would increase our defined benefit pension expense by $5 million.
Compensation change assumptions are based on historical experience, anticipated future management actions and demographics of the benefit plans.
Health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.
We utilized the 2021 mortality tables from the U.S. Society of Actuaries.
Item 8. Financial Statements and Supplementary Data – Note 25 includes detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other postretirement plan expense, as well as the obligations and accumulated other comprehensive loss reported on the year-end balance sheets.
ACCOUNTING STANDARDS NOT YET ADOPTED
Refer to Item 8. Financial Statements and Supplementary Data – Note 3 to our audited consolidated financial statements for recently issued financial accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
GENERAL
We are exposed to market risks related to the volatility of crude oil and refined product prices. We employ various strategies, including the use of commodity derivative instruments, to hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates and foreign currency exchange rates. As of December 31, 2023, we did not have any financial derivative instruments to hedge the risks related to interest rate fluctuations; however, we have used them in the past, and we continually monitor the market and our exposure and may enter into these agreements again in the future. We are at risk for changes in fair value of all of our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.
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
MPLX management conducts a standard credit review on counterparties to derivative contracts, and it has provided the counterparties with a guaranty as credit support for its obligations if requested. MPLX uses standardized agreements that allow for offset of certain positive and negative exposures in the event of default or other terminating events, including bankruptcy.
Open Derivative Positions and Sensitivity Analysis
The following table includes the composition of net losses/gains on our commodity derivative positions for the years ended December 31, 2023 and 2022, respectively.

(Millions of dollars)	2023	2022
Realized gain (loss) on settled derivative positions	$8	$(93)
Unrealized gain (loss) on open net derivative positions	(14)	35
Net loss	$(6)	$(58)
See Item 8. Financial Statements and Supplementary Data – Note 19 for additional information on our open derivative positions at December 31, 2023.
Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of December 31, 2023 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of December 31, 2023
Crude	$(19)	$(47)	$19	$47
Refined products	(1)	(1)	1	1
Blending products	(3)	(7)	3	7
Soybean oil	(12)	(29)	12	29
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after December 31, 2023 would cause future IFO effects to differ from those presented above.

Interest Rate Risk
Our use of fixed or variable-rate debt directly exposes us to interest rate risk. Fixed rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates or that our current fixed rate debt may be higher than the current market. Variable-rate debt, such as borrowings under our revolving credit facilities, exposes us to short-term changes in market rates that impact our interest expense. See Item 8. Financial Statements and Supplementary Data – Note 20 for additional information on our debt.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of December 31, 2023 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and, in addition to short-term investments which are recorded at fair value, are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value(a)	Change in Fair Value(b)	Change in Net Income for the Year ended December 31, 2023(c)
Long-term debt
Fixed-rate	$25,690	$2,037	n/a
Variable-rate	—	—	—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis point decrease in the weighted average yield-to-maturity at December 31, 2023.
(c)Assumes a 100-basis-point change in interest rates. The change in net income was based on the weighted average balance of debt outstanding for the year ended December 31, 2023.
See Item 8. Financial Statements and Supplementary Data – Note 18 for additional information on the fair value of our debt.
Foreign Currency Exchange Rate Risk
We are impacted by foreign exchange rate fluctuations related to some of our purchases of crude oil denominated in Canadian dollars and some of our sales of finished products denominated in Mexican pesos. We did not use derivatives to hedge our market risk exposure to these foreign exchange rate fluctuations in 2023.
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

/s/ Michael J. Hennigan	/s/ John J. Quaid	/s/ Erin M. Brzezinski
Michael J. Hennigan Chief Executive Officer	John J. Quaid Executive Vice President and Chief Financial Officer	Erin M. Brzezinski Vice President and Controller

Management’s Report on Internal Control over Financial Reporting
MPC’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPC’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of MPC’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Michael J. Hennigan	/s/ John J. Quaid
Michael J. Hennigan Chief Executive Officer	John J. Quaid Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marathon Petroleum Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Marathon Petroleum Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Test - Crude Gathering Reporting Unit
As described in Note 17 to the consolidated financial statements and as disclosed by management, the Company’s consolidated goodwill balance was $8.2 billion as of December 31, 2023, which includes, within the Midstream segment, the goodwill associated with MPLX’s Crude Gathering reporting unit of $1.1 billion. Management annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. The fair value of the MPLX Crude Gathering reporting unit was determined based on applying both a discounted cash flow method (i.e. income approach) as well as a market approach. Significant assumptions that were used to estimate the reporting unit’s fair value under the discounted cash flow method included management’s best estimates of the discount rate, as well as estimates of future cash flows, which are impacted primarily by producer customers’ development plans, which impact the reporting unit’s future volumes and capital requirements.
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

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
February 28, 2024

We have served as the Company’s auditor since 2010.

Marathon Petroleum Corporation
Consolidated Statements of Income

(In millions, except per share data)	2023	2022	2021
Revenues and other income:
Sales and other operating revenues	$148,379	$177,453	$119,983
Income from equity method investments	742	655	458
Net gain on disposal of assets	217	1,061	21
Other income	969	783	468
Total revenues and other income	150,307	179,952	120,930

Costs and expenses:
Cost of revenues (excludes items below)	128,566	151,671	110,008
Depreciation and amortization	3,307	3,215	3,364
Selling, general and administrative expenses	3,039	2,772	2,537
Other taxes	881	825	721
Total costs and expenses	135,793	158,483	116,630

Income from continuing operations	14,514	21,469	4,300
Net interest and other financial costs	525	1,000	1,483
Income from continuing operations before income taxes	13,989	20,469	2,817
Provision for income taxes on continuing operations	2,817	4,491	264
Income from continuing operations, net of tax	11,172	15,978	2,553
Income from discontinued operations, net of tax	—	72	8,448
Net income	11,172	16,050	11,001
Less net income attributable to:
Redeemable noncontrolling interest	94	88	100
Noncontrolling interests	1,397	1,446	1,163
Net income attributable to MPC	$9,681	$14,516	$9,738

Per share data (See Note 9)
Basic:
Continuing operations	$23.73	$28.17	$2.03
Discontinued operations	—	0.14	13.31
Net income per share	$23.73	$28.31	$15.34

Weighted average shares outstanding	407	512	634

Diluted:
Continuing operations	$23.63	$27.98	$2.02
Discontinued operations	—	0.14	13.22
Net income per share	$23.63	$28.12	$15.24

Weighted average shares outstanding	409	516	638
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income

(Millions of dollars)	2023	2022	2021
Net income	$11,172	$16,050	$11,001
Defined benefit plans:
Actuarial changes, net of tax of $(24), $36 and $91, respectively	(85)	122	276
Prior service, net of tax of $(18), $(15) and $58, respectively	(49)	(52)	175
Other, net of tax of $—, $— and $(2), respectively	1	(1)	(6)
Other comprehensive income (loss)	(133)	69	445
Comprehensive income	11,039	16,119	11,446
Less comprehensive income attributable to:
Redeemable noncontrolling interest	94	88	100
Noncontrolling interests	1,397	1,446	1,163
Comprehensive income attributable to MPC	$9,548	$14,585	$10,183
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets

	December 31,
(Millions of dollars, except share data)	2023	2022
Assets
Cash and cash equivalents	$5,443	$8,625
Short-term investments	4,781	3,145
Receivables, less allowance for doubtful accounts of $44 and $29, respectively	11,619	13,477
Inventories	9,317	8,827
Other current assets	971	1,168
Total current assets	32,131	35,242
Equity method investments	6,260	6,466
Property, plant and equipment, net	35,112	35,657
Goodwill	8,244	8,244
Right of use assets	1,233	1,214
Other noncurrent assets	3,007	3,081
Total assets	$85,987	$89,904

Liabilities
Accounts payable	$13,761	$15,312
Payroll and benefits payable	1,115	967
Accrued taxes	1,221	1,140
Debt due within one year	1,954	1,066
Operating lease liabilities	454	368
Other current liabilities	1,645	1,167
Total current liabilities	20,150	20,020
Long-term debt	25,329	25,634
Deferred income taxes	5,834	5,904
Defined benefit postretirement plan obligations	1,102	1,114
Long-term operating lease liabilities	764	841
Deferred credits and other liabilities	1,409	1,304
Total liabilities	54,588	54,817

Commitments and contingencies (see Note 28)
Redeemable noncontrolling interest	895	968

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 993 million and 990 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 625 million and 536 million shares	(43,502)	(31,841)
Additional paid-in capital	33,465	33,402
Retained earnings	34,562	26,142
Accumulated other comprehensive income (loss)	(131)	2
Total MPC stockholders’ equity	24,404	27,715
Noncontrolling interests	6,100	6,404
Total equity	30,504	34,119
Total liabilities, redeemable noncontrolling interest and equity	$85,987	$89,904
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows

(Millions of dollars)	2023	2022	2021
Operating activities:
Net income	$11,172	$16,050	$11,001
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	(78)	50	79
Depreciation and amortization	3,307	3,215	3,364
Pension and other postretirement benefits, net	(191)	172	(499)
Deferred income taxes	(28)	290	(169)
Net gain on disposal of assets	(217)	(1,061)	(21)
Income from equity method investments	(742)	(655)	(458)
Distributions from equity method investments	941	772	652
Income from discontinued operations	—	(72)	(8,448)
Changes in income tax receivable	135	(555)	2,089
Changes in the fair value of derivative instruments	70	(147)	16
Changes in:
Current receivables	1,972	(2,315)	(5,299)
Inventories	(489)	(787)	(33)
Current accounts payable and accrued liabilities	(1,316)	1,909	6,260
Right of use assets and operating lease liabilities, net	(7)	—	3
All other, net	(412)	(547)	(153)
Cash provided by operating activities - continuing operations	14,117	16,319	8,384
Cash provided by (used in) operating activities - discontinued operations	—	42	(4,024)
Net cash provided by operating activities	14,117	16,361	4,360

Investing activities:
Additions to property, plant and equipment	(1,890)	(2,420)	(1,464)
Acquisitions, net of cash acquired	(246)	(413)	—
Disposal of assets	36	90	153
Investments – acquisitions and contributions	(480)	(405)	(210)
– redemptions, repayments, return of capital and sales proceeds	275	515	39
Purchases of short-term investments	(8,622)	(6,023)	(12,498)
Sales of short-term investments	2,082	1,296	1,544
Maturities of short-term investments	5,048	7,159	5,406
All other, net	702	824	513
Cash provided by (used in) investing activities - continuing operations	(3,095)	623	(6,517)
Cash provided by investing activities - discontinued operations	—	—	21,314
Net cash provided by (used in) investing activities	(3,095)	623	14,797

Financing activities:
Commercial paper – issued	—	—	7,414
– repayments	—	—	(8,437)
Long-term debt – borrowings	1,589	3,379	12,150
– repayments	(1,079)	(2,280)	(17,400)
Debt issuance costs	(15)	(39)	—
Issuance of common stock	62	243	106

(Millions of dollars)	2023	2022	2021
Common stock repurchased	(11,572)	(11,922)	(4,654)
Dividends paid	(1,261)	(1,279)	(1,484)
Distributions to noncontrolling interests	(1,281)	(1,214)	(1,449)
Repurchases of noncontrolling interests	—	(491)	(630)
Redemption of noncontrolling interests - preferred units	(600)	—	—
All other, net	(50)	(44)	(35)
Net cash used in financing activities	(14,207)	(13,647)	(14,419)

Net change in cash, cash equivalents and restricted cash	$(3,185)	$3,337	$4,738

Cash, cash equivalents and restricted cash balances:(a)
Continuing operations - beginning of year	8,631	5,294	416
Discontinued operations - beginning of year	—	—	140
Less: Discontinued operations - end of year	—	—	—
Continuing operations - end of year	$5,446	$8,631	$5,294
(a)    Restricted cash is included in other current assets on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	980	$10	(329)	$(15,157)	$33,208	$4,650	$(512)	$7,053	$29,252	$968
Net income	—	—	—	—	—	9,738	—	1,163	10,901	100
Dividends declared on common stock ($2.32 per share)	—	—	—	—	—	(1,483)	—	—	(1,483)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,349)	(1,349)	(100)
Other comprehensive income	—	—	—	—	—	—	445	—	445	—
Shares repurchased	—	—	(76)	(4,740)	—	—	—	—	(4,740)	—
Share-based compensation	4	—	—	(7)	147	—	—	4	144	—
Equity transactions of MPLX	—	—	—	—	(93)	—	—	(461)	(554)	(3)
Balance as of December 31, 2021	984	$10	(405)	$(19,904)	$33,262	$12,905	$(67)	$6,410	$32,616	$965
Net income	—	—	—	—	—	14,516	—	1,446	15,962	88
Dividends declared on common stock ($2.49 per share)	—	—	—	—	—	(1,279)	—	—	(1,279)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,129)	(1,129)	(85)
Other comprehensive income	—	—	—	—	—	—	69	—	69	—
Shares repurchased	—	—	(131)	(11,933)	—	—	—	—	(11,933)	—
Share-based compensation	6	—	—	(4)	260	—	—	4	260	—
Equity transactions of MPLX	—	—	—	—	(120)	—	—	(327)	(447)	—
Balance as of December 31, 2022	990	$10	(536)	$(31,841)	$33,402	$26,142	$2	$6,404	$34,119	$968
Net income	—	—	—	—	—	9,681	—	1,397	11,078	94
Dividends declared on common stock ($3.075 per share)	—	—	—	—	—	(1,261)	—	—	(1,261)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,187)	(1,187)	(94)
Other comprehensive loss	—	—	—	—	—	—	(133)	—	(133)	—
Shares repurchased	—	—	(89)	(11,661)	—	—	—	—	(11,661)	—
Share-based compensation	3	—	—	—	67	2	—	6	75	—
Equity transactions of MPLX	—	—	—	—	(4)	(2)	—	(520)	(526)	(73)
Balance as of December 31, 2023	993	$10	(625)	$(43,502)	$33,465	$34,562	$(131)	$6,100	$30,504	$895
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Description of the Business and Basis of Presentation
Description of the Business
We are a leading, integrated, downstream energy company headquartered in Findlay, Ohio. We operate one of the nation's largest refining systems. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market and to independent entrepreneurs who operate branded outlets. We also sell transportation fuel to consumers through direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX LP (“MPLX”), which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We own the general partner and a majority limited partner interest in MPLX.
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
Refer to Notes 6 and 11 for additional information about our operations.
Basis of Presentation
All significant intercompany transactions and accounts have been eliminated.
2.     Summary of Principal Accounting Policies
Principles Applied in Consolidation
These consolidated financial statements include the accounts of our majority-owned, controlled subsidiaries and MPLX. As of December 31, 2023, we owned the general partner and approximately 65 percent of the outstanding MPLX common units. Due to our ownership of the general partner interest, we have determined that we control MPLX and therefore we consolidate MPLX and record a noncontrolling interest for the interest owned by the public. Changes in ownership interest in consolidated subsidiaries that do not result in a change in control are recorded as equity transactions.
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
Refer to Note 21 for disclosure of our revenue disaggregated by segment and product line and to Note 11 for a description of our reportable segment operations.
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
Right of use asset and lease liability balances are recorded at the commencement date at present value of the fixed lease payments using a secured incremental borrowing rate with a maturity similar to the lease term because our leases do not provide implicit rates. We have elected to include both lease and non-lease components in the present value of the lease payments for all lessee asset classes with the exception of our marine and third-party contractor service equipment leases. The lease component of the payment for the marine and equipment asset classes is determined using a relative standalone selling price. See Note 27 for additional disclosures about our lease contracts.
As a lessor under ASU No. 2016-02, Leases (“ASC 842”), MPLX may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. See Note 27 for further information regarding our ongoing evaluation of the impacts of lease reassessments as modifications occur. The net investment in sales-type leases is recorded within receivables, net and other noncurrent assets on the consolidated balance sheets. These amounts are comprised of the present value of the sum of the future minimum lease payments representing the value of the lease receivable and the unguaranteed residual value of the lease assets. Management assesses the net investment in sales-type leases for recoverability quarterly.

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
The fair value of restricted stock awards granted to our employees is determined based on the fair market value of our common stock on the date of grant. The fair value of performance awards granted to our employees is determined using a Monte Carlo valuation model, which is updated quarterly, with appropriate mark-to-market adjustments made.
Our share-based compensation expense is recognized based on management’s estimate of the awards that are expected to vest, using the straight-line attribution method for all service-based awards with a graded vesting feature. Awards expected to vest are estimated using the historical data of our own employees. If actual forfeiture results are different than expected, adjustments to recognized compensation expense may be required in future periods. Unearned share-based compensation is charged to equity when restricted stock awards are granted. Compensation expense is recognized over the requisite service period and is adjusted if conditions of the restricted stock award are not met.
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
Environmental Credits and Obligations
In order to comply with certain regulations, specifically the RFS2 requirements implemented by EPA and the cap-and-trade emission reduction program and low carbon fuel standard implemented by state programs, we are required to reduce our emissions, blend certain levels of biofuels or obtain allowances or credits to offset the obligations created by our operations. In regard to each program, we record an asset, included in other current assets or other noncurrent assets on the consolidated balance sheets, for allowances or credits owned in excess of our anticipated current period compliance requirements. The asset value is based on the product of the excess allowances or credits as of the balance sheet date, if any, and the weighted average cost of those allowances or credits. We record a liability, included in other current liabilities or deferred credits and other liabilities on the consolidated balance sheets, when we are deficient allowances or credits based on the product of the deficient amount as of the balance sheet date, if any, based on either the fixed contract price or the market price of the allowances or credits at the balance sheet date. The cost of allowances or credits used for compliance is reflected in cost of revenues on the consolidated statements of income. Any gains or losses on the sale or expiration of allowances or credits are classified as other income on the consolidated statements of income. Proceeds from the sale of allowances or credits are reported in investing activities - all other, net on the consolidated statements of cash flow.

3.     Accounting Standards
Recently Adopted
During 2023, we adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The adoption of this accounting standard update did not have a material impact on our financial statements.
Not Yet Adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued an ASU to update income tax disclosure requirements to provide consistent categories and greater disaggregation of information in the rate reconciliation and to disaggregate income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact this ASU will have on our disclosures.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued an ASU to update reportable segment disclosure requirements primarily by requiring enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
ASU 2023-01, Leases (Topic 842): Common Control Arrangements
In March 2023, the FASB issued an ASU to amend certain provisions of ASC 842 that apply to arrangements between related parties under common control. The ASU amends the accounting for the amortization period of leasehold improvements in common-control leases for all entities and requires certain disclosures when the lease term is shorter than the useful life of the asset. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the application of this ASU to have a material impact on our consolidated financial statements or disclosures.

4.     Short-Term Investments
Investments Components
The components of investments were as follows:

	December 31, 2023
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$3,154	$2	$—	$3,156	$281	$2,875
Certificates of deposit and time deposits	Level 2	1,836	1	—	1,837	800	1,037
U.S. government securities	Level 1	785	—	(1)	784	—	784
Corporate notes and bonds	Level 2	85	—	—	85	—	85
Total available-for-sale debt securities		$5,860	$3	$(1)	$5,862	$1,081	$4,781
Cash					4,362	4,362	—
Total					$10,224	$5,443	$4,781

	December 31, 2022
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$3,074	$—	$(1)	$3,073	$1,106	$1,967
Certificates of deposit and time deposits	Level 2	2,093	—	—	2,093	1,500	593
U.S. government securities	Level 1	1,071	—	—	1,071	498	573
Corporate notes and bonds	Level 2	66	—	—	66	54	12
Total available-for-sale debt securities		$6,304	$—	$(1)	$6,303	$3,158	$3,145
Cash					5,467	5,467	—
Total					$11,770	$8,625	$3,145
Our investment policy includes concentration limits and credit rating requirements which limits our investments to high quality, short term and highly liquid securities.
Realized gains/losses were not material. All of our available-for-sale debt securities held as of December 31, 2023 mature within one year or less or are readily available for use.

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

6.    Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of December 31, 2023, we owned approximately 65 percent of the outstanding MPLX common units.
Unit Repurchase Program
In November 2020, MPLX announced the board authorization of a unit repurchase program for the repurchase of up to $1.0 billion of MPLX’s outstanding common units held by the public, which was exhausted in 2022. On August 2, 2022, MPLX announced its board of directors approved a $1.0 billion unit repurchase authorization. This unit repurchase authorization has no expiration date. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be discontinued at any time.
Total unit repurchases were as follows for the respective periods:

(In millions, except per unit data)	2023	2022	2021
Number of common units repurchased	—	15	23
Cash paid for common units repurchased	$—	$491	$630
Average cost per unit	$—	$31.96	$27.52
As of December 31, 2023, MPLX had approximately $846 million remaining under its unit repurchase authorization.

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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interest in MPLX were as follows:

(Millions of dollars)	2023	2022	2021
Decrease due to change in ownership	$(4)	$(164)	$(166)
Tax impact	—	44	73
Decrease in MPC's additional paid-in capital, net of tax	$(4)	$(120)	$(93)

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
The creditors of MPLX do not have recourse to MPC’s general credit through guarantees or other financial arrangements, except as noted. MPC has effectively guaranteed certain indebtedness of LOOP LLC (“LOOP”) and LOCAP LLC (“LOCAP”), in which MPLX holds an interest. See Note 28 for more information. The assets of MPLX can only be used to settle its own obligations and its creditors have no recourse to our assets, except as noted earlier.
The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,048	$238
Receivables, less allowance for doubtful accounts	836	747
Inventories	159	148
Other current assets	33	56
Equity method investments	3,743	4,095
Property, plant and equipment, net	19,264	18,848
Goodwill	7,645	7,645
Right of use assets	264	283
Other noncurrent assets	1,644	1,664

(Millions of dollars)	December 31, 2023	December 31, 2022
Liabilities
Accounts payable	$723	$664
Payroll and benefits payable	—	4
Accrued taxes	79	67
Debt due within one year	1,135	988
Operating lease liabilities	45	46
Other current liabilities	336	338
Long-term debt	19,296	18,808
Deferred income taxes	16	13
Long-term operating lease liabilities	211	230
Deferred credits and other liabilities	476	366
Non-Consolidated VIEs
Green Bison Soy Processing, LLC
We formed a joint venture with Archer-Daniels-Midland Company (“ADM”) for the production of soybean oil to supply rapidly growing demand for renewable diesel fuel. The joint venture, which is named Green Bison Soy Processing, LLC, owns and operates a soybean processing complex in Spiritwood, North Dakota, with ADM owning 75 percent of the joint venture and MPC owning 25 percent. Green Bison Soy Processing, LLC is a VIE since it is unable to fund its operations without financial support from its equity owners. We are not the primary beneficiary of this VIE because we do not have the ability to control the activities that significantly influence the economic outcomes of the entity and, therefore, do not consolidate the entity.
LF Bioenergy Acquisition
On March 8, 2023, MPC announced the acquisition of a 49.9 percent interest in LF Bioenergy. LF Bioenergy is a VIE since it is unable to fund its operations without financial support from its equity owners. We are not the primary beneficiary of this VIE because we do not have the ability to control the activities that significantly influence the economic outcomes of the entity and, therefore, do not consolidate the entity.
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

We account for our ownership interest in each of these investments as an equity method investment. See Note 15 for ownership percentages and investment balances and Note 28 for our exposure to guarantees related to our non-consolidated VIEs.

8.    Related Party Transactions
Transactions with related parties were as follows:

(Millions of dollars)	2023	2022	2021
Sales to related parties	$915	$144	$93
Purchases from related parties	1,818	1,175	962
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

(In millions, except per share data)	2023	2022	2021
Income from continuing operations, net of tax	$11,172	$15,978	$2,553
Net income attributable to noncontrolling interest	(1,491)	(1,534)	(1,263)
Net income allocated to participating securities	(7)	(8)	(2)
Redemption of preferred units	(2)	—	—
Income from continuing operations available to common stockholders	9,672	14,436	1,288
Income from discontinued operations, net of tax	—	72	8,448
Income available to common stockholders	$9,672	$14,508	$9,736

Weighted average common shares outstanding:
Basic	407	512	634
Effect of dilutive securities	2	4	4
Diluted	409	516	638

Income available to common stockholders per share:
Basic:
Continuing operations	$23.73	$28.17	$2.03
Discontinued operations	—	0.14	13.31
Net income per share	$23.73	$28.31	$15.34

Diluted:
Continuing operations	$23.63	$27.98	$2.02
Discontinued operations	—	0.14	13.22
Net income per share	$23.63	$28.12	$15.24
The following table summarizes the shares that were anti-dilutive, and therefore, were excluded from the diluted share calculation.

(In millions)	2023	2022	2021
Shares issuable under share-based compensation plans	—	—	3

10.    Equity
On October 25, 2023, MPC announced that our board of directors approved a $5.0 billion share repurchase authorization in addition to the $5.0 billion share authorizations announced on January 31, 2023 and May 2, 2023. Share repurchase authorizations since 2012 totaled $50.05 billion. As of December 31, 2023, $6.78 billion remained available for repurchase under these share repurchase authorizations. These share repurchase authorizations have no expiration date.
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
Total share repurchases were as follows for the respective periods:

(In millions, except per share data)	2023	2022	2021
Number of shares repurchased	89	131	76
Cash paid for shares repurchased	$11,572	$11,922	$4,654
Average cost per share(a)	$131.27	$91.20	$62.65
(a)    The average cost per share for the 2023 period includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but does not reduce the share repurchase authorization.
The number of shares repurchased shown above and the amount remaining available under the share repurchase authorizations reflect the repurchase of 489,190 common shares for $73 million that were transacted in the fourth quarter of 2023 and settled in the first quarter of 2024.

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
Our chief operating decision maker (“CODM”) evaluates the performance of our segments using segment adjusted EBITDA. Our CODM is the chief executive officer. Amounts included in income from continuing operations before income taxes and excluded from adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) turnaround expenses and (iv) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures.

(Millions of dollars)	2023	2022	2021
Segment adjusted EBITDA for reportable segments
Refining & Marketing	13,551	$19,261	$3,518
Midstream	6,171	5,772	5,410
Total reportable segments	$19,722	$25,033	$8,928

(Millions of dollars)	2023	2022	2021
Reconciliation of segment adjusted EBITDA for reportable segments to income from continuing operations before income taxes
Total reportable segments	$19,722	$25,033	$8,928
Corporate	(737)	(698)	(587)
Refining planned turnaround costs	(1,201)	(1,122)	(582)
Garyville incident response costs	(16)	—	—
Storm impacts	—	—	(70)
LIFO inventory (charge) credit	(145)	148	—
Gain on sale of assets(a)	198	1,058	—
Renewable volume obligation requirements(b)	—	238	—
Litigation	—	27	—
Impairments(c)	—	—	(13)
Idling facility expenses	—	—	(12)
Depreciation and amortization	(3,307)	(3,215)	(3,364)
Net interest and other financial costs	(525)	(1,000)	(1,483)
Income from continuing operations before income taxes	$13,989	$20,469	$2,817
(a)2023 includes the gain associated with the remeasurement of MPLX’s existing equity investment in MarkWest Torñado GP, L.L.C., arising from the acquisition of the remaining 40 percent interest and the gain on the sale of our interest in South Texas Gateway Terminal LLC. 2022 includes the $549 million gain related to the contribution of assets by MPC on the formation of the Martinez Renewables LLC joint venture and the $509 million gain on lease reclassification. See Notes 15 and 27 for additional information.
(b)Represents retroactive changes in renewable volume obligation requirements published by EPA in June 2022 for the 2020 and 2021 annual obligations.
(c)2021 reflects impairments of equity method investments.

(Millions of dollars)	2023	2022	2021
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$143,468	$172,087	$115,350
Intersegment revenues	107	118	144
Refining & Marketing segment revenues	143,575	172,205	115,494
Midstream
Revenues from external customers(a)	4,911	5,366	4,633
Intersegment revenues	5,597	5,224	4,986
Midstream segment revenues	10,508	10,590	9,619

Total segment revenues	154,083	182,795	125,113
Less: intersegment revenues	5,704	5,342	5,130
Consolidated sales and other operating revenues	$148,379	$177,453	$119,983
(a)Includes Refining & Marketing intercompany sales to Speedway prior to May 14, 2021 and related party sales. See Notes 5 and 8 for additional information.

(Millions of dollars)	2023	2022	2021
Income from equity method investments
Refining & Marketing	$7	$31	$59
Midstream	735	624	412
Corporate(a)	—	—	(13)
Consolidated income from equity method investments	$742	$655	$458

(Millions of dollars)	2023	2022	2021
Depreciation and amortization
Refining & Marketing	$1,887	$1,850	$1,870
Midstream	1,320	1,310	1,329
Corporate(b)	100	55	165
Consolidated depreciation and amortization	$3,307	$3,215	$3,364

Capital expenditures
Refining & Marketing	$1,311	$1,508	$911
Midstream	1,105	1,069	731
Segment capital expenditures and investments	2,416	2,577	1,642
Less investments in equity method investees	480	405	210
Plus:
Corporate	83	108	105
Capitalized interest	55	103	68
Consolidated capital expenditures(c)	$2,074	$2,383	$1,605
(a)    Impairment of equity method investment.
(b)    2021 includes an impairment of $56 million.
(c)    Includes changes in capital expenditure accruals. See Note 22 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.
No single customer accounted for more than 10 percent of annual revenues for the year ended December 31, 2023. Sales to Speedway/7-Eleven from the Refining & Marketing segment represented 10 percent and 11 percent of our total annual revenues for the years ended December 31, 2022 and 2021, respectively. See Note 21 for the disaggregation of our revenue by segment and product line.
We do not have significant operations in foreign countries. Therefore, revenues in foreign countries and long-lived assets located in foreign countries, including property, plant and equipment and investments, are not material to our operations.

12.    Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

(Millions of dollars)	2023	2022	2021
Interest income	$(530)	$(191)	$(14)
Interest expense	1,325	1,299	1,340
Interest capitalized	(60)	(104)	(73)
Pension and other postretirement non-service costs(a)	(89)	3	64
Loss on extinguishment of debt	9	2	133
Investments - net premium (discount) amortization	(142)	(30)	(1)
Other financial costs	12	21	34
Net interest and other financial costs	$525	$1,000	$1,483
(a)See Note 25.

13.    Income Taxes
The provision for income taxes from continuing operations consisted of:

(Millions of dollars)	2023	2022	2021
Current:
Federal	$2,359	$3,565	$380
State and local	475	629	48
Foreign	11	7	5
Total current	2,845	4,201	433
Deferred:
Federal	18	191	(164)
State and local	(46)	98	(6)
Foreign	—	1	1
Total deferred	(28)	290	(169)
Income tax provision	$2,817	$4,491	$264
Our effective tax rate for the year ended December 31, 2023 was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
Our effective tax rate for the year ended December 31, 2022 was higher than the U.S. statutory rate primarily due to state taxes, partially offset by permanent tax benefits related to net income attributable to noncontrolling interests.
Our effective tax rate for the year ended December 31, 2021 was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests and an increase in benefit related to the net operating loss (“NOL”) carryback provided under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), partially offset by state taxes.
A reconciliation of the federal statutory income tax rate to the effective tax rate applied to income from continuing operations before income taxes follows:

	2023	2022	2021
Federal statutory rate	21%	21%	21%
State and local income taxes, net of federal income tax effects	2	3	2
Noncontrolling interests	(2)	(2)	(9)
Legislation	—	—	(3)
Other	(1)	—	(2)
Effective tax rate applied to income from continuing operations before income taxes	20%	22%	9%

Deferred tax assets and liabilities resulted from the following:

	December 31,
(Millions of dollars)	2023	2022
Deferred tax assets:
Employee benefits	$549	$481
Environmental remediation	89	84
Finance lease obligations	365	371
Operating lease liabilities	229	224
Net operating loss carryforwards	44	44
Tax credit carryforwards	10	20
Goodwill and other intangibles	71	56
Other	68	44
Total deferred tax assets	1,425	1,324
Deferred tax liabilities:
Property, plant and equipment	2,684	2,656
Inventories	627	686
Investments in subsidiaries and affiliates	3,706	3,660
Right of use assets	230	223
Other	11	2
Total deferred tax liabilities	7,258	7,227
Net deferred tax liabilities	$5,833	$5,903
Net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(Millions of dollars)	2023	2022
Assets:
Other noncurrent assets	$1	$1
Liabilities:
Deferred income taxes	5,834	5,904
Net deferred tax liabilities	$5,833	$5,903
At December 31, 2023 and 2022, federal operating loss carryforwards were $3 million and $4 million, respectively, which includes a mix of indefinite carryforward ability and expiration periods ranging from 2032 through 2034. As of December 31, 2023 and 2022, state and local operating loss and tax credit carryforwards were $31 million and $40 million, respectively, which includes a mix of indefinite carryforward ability and expiration periods ranging from 2025 through 2040. At both December 31, 2023 and December 31, 2022, foreign operating loss carryforwards were $20 million, which includes expiration periods ranging from 2027 through 2043.
As of December 31, 2023 and 2022, $28 million and $49 million of valuation allowances have been recorded related to income taxes, primarily related to realizability of foreign tax operating losses and related deferred tax assets.
MPC is continuously undergoing examination of its U.S. federal income tax returns by the Internal Revenue Service (“IRS”). Since 2012, we have continued to participate in the Compliance Assurance Process (“CAP”). CAP is a real-time audit of the U.S. federal income tax return that allows the IRS, working in conjunction with MPC, to determine tax return compliance with the U.S. federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for years under examination by the IRS. MPLX and its subsidiaries are undergoing examination of its U.S. federal income tax returns by the IRS for the tax year 2019 and tax year 2021. We do not believe the eventual outcome of such audits will have a material impact on our financial statements as of December 31, 2023.
Further, we are routinely involved in U.S. state income tax audits. We believe all other audits will be resolved with the amounts provided for these liabilities. As of December 31, 2023, we have various state and local income tax returns subject to examination for years 2006 through 2022, depending on jurisdiction.

The following table summarizes the activity in unrecognized tax benefits:

(Millions of dollars)	2023	2022	2021
January 1 balance	$57	$37	$23
Additions for tax positions of current year	—	—	6
Additions for tax positions of prior years	8	38	19
Reductions for tax positions of prior years	(6)	(2)	(4)
Settlements	(20)	(15)	(6)
Statute of limitations	(1)	(1)	(1)
December 31 balance	$38	$57	$37
If the unrecognized tax benefits as of December 31, 2023 were recognized, $32 million would affect our effective income tax rate. There were $4 million of uncertain tax positions as of December 31, 2023 for which it is reasonably possible that the amount of unrecognized tax benefits would significantly decrease during the next twelve months.
Interest and penalties related to income taxes are recorded as part of the provision for income taxes. Such interest and penalties were net expenses (benefits) of less than $(1) million, $1 million and $(2) million in 2023, 2022 and 2021, respectively. At both December 31, 2023 and December 31, 2022, $4 million of interest and penalties receivables (payables) were accrued related to income taxes, respectively.

14.    Inventories

	December 31,
(Millions of dollars)	2023	2022
Crude oil	$3,211	$3,047
Refined products	4,940	4,748
Materials and supplies	1,166	1,032
Total	$9,317	$8,827
The LIFO method accounted for 87 percent and 88 percent of total inventory value at December 31, 2023 and 2022, respectively. Current acquisition costs were estimated to exceed the LIFO inventory value at December 31, 2023 and 2022 by $2.77 billion and $3.72 billion, respectively.
The cost of inventories of crude oil and refined products is determined primarily under the LIFO method.

15.    Equity Method Investments
MarkWest Torñado GP, L.L.C.
On December 15, 2023, MPLX used $303 million of cash on hand to purchase the remaining 40 percent interest in MarkWest Torñado GP, L.L.C. (“Torñado”) for approximately $270 million, including cash paid for working capital, and to extend the term of a gathering and processing agreement for approximately $33 million. As a result of this transaction, this entity is now consolidated and included in our consolidated financial results. It was previously accounted for as an equity method investment. Torñado provides natural gas gathering and processing related services in the Permian basin. The results for this business are reported within our Midstream segment.
At December 15, 2023, the carrying value of MPLX’s 60 percent equity investment in Torñado was $311 million. Upon acquisition of the remaining 40 percent member interest, the existing equity investment was remeasured to fair value resulting in the recognition of a $92 million gain, which was presented in the net gain on disposal of assets line on the accompanying consolidated statements of income. The fair value of the previously-held equity method investment was primarily based on the price negotiated for the 40 percent interest in Torñado.
The acquisition was accounted for as a business combination. While the purchase price for the 40 percent interest was $270 million, all of the Torñado assets and liabilities were remeasured to fair value resulting in a consolidated fair value of net assets and liabilities of $673 million, consisting primarily of property, plant and equipment and identifiable intangible assets. The fair value of property, plant and equipment was based primarily on the cost approach. The fair value of the identifiable intangible assets, consisting of various customer contracts, was primarily based on the multi-period excess earnings method, which is an income approach.

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
The excess of the $144 million fair value over the $125 million book value of our 50 percent indirect interest in Crowley Ocean Partners resulted in a $19 million gain, which is included in the income from equity method investments line of the accompanying consolidated statements of income.
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

		Ownership as of	Carrying value at
		December 31,	December 31,
(In millions of dollars, except ownership percentages)	VIE	2023	2023	2022
Refining & Marketing
The Andersons Marathon Holdings LLC		50%	$227	$204
Martinez Renewables LLC	X	50%	1,266	1,070
Other(a)	X		168	54
Refining & Marketing Total			$1,661	$1,328

Midstream
MPLX
Andeavor Logistics Rio Pipeline LLC	X	67%	$171	$177
Centrahoma Processing LLC		40%	114	131
Illinois Extension Pipeline Company, L.L.C		35%	228	236
LOOP LLC		41%	314	287
MarEn Bakken Company LLC		25%	449	475
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	X	67%	336	335
MarkWest Torñado GP, L.L.C.(b)		100%	—	306
MarkWest Utica EMG, L.L.C.	X	58%	676	669
Minnesota Pipe Line Company, LLC		17%	174	178
Rendezvous Gas Services, L.L.C.	X	78%	129	137
Sherwood Midstream Holdings LLC	X	51%	113	125
Sherwood Midstream LLC	X	50%	500	512
Whistler Pipeline LLC		38%	214	211
Other(a)	X		325	316
MPLX Total			$3,743	$4,095

MPC-Retained
Capline Pipeline Company LLC		33%	$402	$404
Crowley Coastal Partners, LLC	X	50%	53	55
Gray Oak Pipeline, LLC		25%	284	302
LOOP LLC		10%	78	71
South Texas Gateway Terminal LLC(c)		—%	—	170
Other(a)	X		39	41
MPC-Retained Total			$856	$1,043

Midstream Total			$4,599	$5,138

Total			$6,260	$6,466
(a)Some investments included within “Other” have been deemed to be VIEs.
(b)MPLX purchased the remaining interest in MarkWest Torñado GP, L.L.C. during 2023. This entity is now consolidated and included in our consolidated results.
(c)MPC sold its interest in South Texas Gateway Terminal LLC in 2023.

Summarized financial information for all equity method investments in affiliated companies, combined, was as follows:

(Millions of dollars)	2023	2022	2021
Income statement data:
Revenues and other income	$6,544	$5,069	$4,343
Income from operations	2,428	1,907	1,389
Net income	2,089	1,740	1,230
Balance sheet data – December 31:
Current assets	$2,610	$1,811
Noncurrent assets	21,098	20,324
Current liabilities	1,569	1,478
Noncurrent liabilities	6,719	4,750
As of December 31, 2023, the carrying value of our equity method investments was $301 million higher than the underlying net assets of investees. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets, except for $208 million of excess related to goodwill and other non-depreciable assets.
Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) were $941 million, $772 million and $652 million in 2023, 2022 and 2021, respectively.

16.    Property, Plant and Equipment (PP&E)

	December 31, 2023			December 31, 2022
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$32,496	$17,992	$14,504	$32,292	$16,745	$15,547
Midstream	29,620	9,589	20,031	27,659	8,118	19,541
Corporate	1,632	1,055	577	1,550	981	569
Total(a)	$63,748	$28,636	$35,112	$61,501	$25,844	$35,657
(a)Includes finance leases. See Note 27.
Property, plant and equipment includes construction in progress of $1.40 billion and $2.29 billion at December 31, 2023 and 2022, respectively, which primarily relates to capital projects at our refineries and midstream facilities.

17.    Goodwill and Intangibles
Goodwill
MPC annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. There were no impairments of goodwill required based on our annual test of goodwill in 2023 and 2022.
At December 31, 2023, MPC had four reporting units with goodwill totaling approximately $8.24 billion. For the annual impairment assessment as of November 30, 2023, management performed only a qualitative assessment for three reporting units as we determined it was more likely than not that the fair value of the reporting units exceeded the carrying value. A quantitative assessment was performed for the remaining reporting unit, which resulted in the fair value of the reporting unit exceeding its carrying value by greater than 10 percent.

The changes in the carrying amount of goodwill for 2023 were as follows:

(Millions of dollars)	Refining & Marketing	Midstream	Total
Balance as of December 31, 2021	$561	$7,695	$8,256
Impairment losses	—	—	—
Disposal of assets	—	(12)	(12)
Balance as of December 31, 2022	561	7,683	8,244
Impairment losses	—	—	—
Balance as of December 31, 2023	$561	$7,683	$8,244

Gross goodwill as of December 31, 2023	$6,141	$10,824	$16,965
Accumulated impairment losses	(5,580)	(3,141)	(8,721)
Balance as of December 31, 2023	$561	$7,683	$8,244

Intangible Assets
Our definite lived intangible assets as of December 31, 2023 and 2022 are as shown below.

	December 31, 2023			December 31, 2022
(Millions of dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer contracts and relationships	$3,838	$2,132	$1,706	$3,624	$1,825	$1,799
Brand rights and tradenames	101	79	22	100	64	36
Royalty agreements	173	142	31	138	103	35
Other	41	35	6	36	30	6
Total	$4,153	$2,388	$1,765	$3,898	$2,022	$1,876
At both December 31, 2023 and December 31, 2022, we had indefinite lived intangible assets of $71 million, which are emission allowance credits.
Amortization expense was $316 million for both 2023 and 2022. Estimated future amortization expense for the next five years related to the intangible assets at December 31, 2023 is as follows:

(Millions of dollars)
2024	$265
2025	250
2026	230
2027	201
2028	179
18.    Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2023 and 2022 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	December 31, 2023
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$244	$—	$—	$(220)	$24	$73
Liabilities:
Commodity contracts	$249	$—	$—	$(249)	$—	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—

	December 31, 2022
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$310	$—	$—	$(243)	$67	$100
Liabilities:
Commodity contracts	$301	$—	$—	$(301)	$—	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of December 31, 2023, cash collateral of $29 million was netted with mark-to-market derivative liabilities. As of December 31, 2022, cash collateral of $58 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at December 31, 2023 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.61 to $1.44 per gallon with a weighted average of $0.76 per gallon and (2) the probability of renewal of 100 percent for the five-year term of the natural gas purchase agreement and the related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

(Millions of dollars)	2023	2022
Beginning balance	$61	$108
Unrealized and realized (gain) loss included in net income	11	(35)
Settlements of derivative instruments	(11)	(12)
Ending balance	$61	$61

The amount of total (gain)/loss for the period included in earnings attributable to the change in unrealized (gain)/loss relating to liabilities still held at the end of period:	$9	$(33)
See Note 19 for the income statement impacts of our derivative instruments.
Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures in 2023 relate primarily to the acquisition of the remaining interest in MarkWest Torñado GP, L.L.C. as discussed in Note 15.
Non-recurring fair value measurements and disclosures in 2022 relate primarily to sales-type leases discussed in Note 27 and the Martinez Renewables LLC equity method investment discussed in Note 15. The net investment in sales-type leases was recorded at the estimated fair value of the underlying leased assets at contract modification date. The leased assets were valued using a cost method valuation approach which utilizes Level 3 inputs. The fair value of the Martinez Renewables LLC equity method investment was primarily based on the cash consideration received from Neste for their 50 percent ownership.

Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in Level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $27.0 billion and $25.5 billion at December 31, 2023, respectively, and approximately $26.3 billion and $24.0 billion at December 31, 2022, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.

19.    Derivatives
For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 18. See Note 2 for a discussion of the types of derivatives we use and the reasons for them. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table presents the fair value of derivative instruments as of December 31, 2023 and 2022 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	December 31, 2023		December 31, 2022
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$244	$249	$310	$301
Other current liabilities(a)	—	11	—	10
Deferred credits and other liabilities(a)	—	50	—	51
(a)Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of December 31, 2023.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	71.2%	42,455	44,998
Refined products	90.7%	17,657	18,996
Blending products	89.3%	6,030	5,938
Soybean oil	82.7%	4,339	5,088
(a)Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 10,866 long and 10,986 short; Refined products - 615 long and 386 short. There are no spread contracts for blending products or soybean oil.
The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(Millions of dollars)	Gain (Loss)
Income Statement Location	2023	2022	2021
Sales and other operating revenues	$7	$—	$(47)
Cost of revenues	(15)	(58)	(333)
Other income	2	—	—
Total	$(6)	$(58)	$(380)

20.    Debt
Our outstanding borrowings at December 31, 2023 and 2022 consisted of the following:

(Millions of dollars)	December 31, 2023	December 31, 2022
Marathon Petroleum Corporation:
Senior notes	$6,449	$6,449
Notes payable	1	1
Finance lease obligations	464	522
Total	6,914	6,972

MPLX LP:
Senior notes	20,700	20,100
Finance lease obligations	6	8
Total	20,706	20,108

Total debt	27,620	27,080
Unamortized debt issuance costs	(141)	(142)
Unamortized discount, net of unamortized premium	(196)	(238)
Amounts due within one year	(1,954)	(1,066)
Total long-term debt due after one year	$25,329	$25,634
Commercial Paper
We have in place a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under the MPC Credit Agreement.
MPC Senior Notes

	December 31,
(Millions of dollars)	2023	2022
Senior notes, 3.625% due September 2024	750	750
Senior notes, 4.700% due May 2025	1,250	1,250
Senior notes, 5.125% due December 2026	719	719
Senior notes, 3.800% due April 2028	496	496
Senior notes, 6.500% due March 2041	1,250	1,250
Senior notes, 4.750% due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 4.500% due April 2048	498	498
Andeavor senior notes, 3.800% - 5.125% due 2026 – 2048	36	36
Senior notes, 5.000%, due September 2054	400	400
Total	$6,449	$6,449
Interest on each series of senior notes is payable semi-annually in arrears. The MPC senior notes are unsecured and unsubordinated obligations of MPC and rank equally with all of MPC’s other existing and future unsecured and unsubordinated indebtedness. The MPC senior notes are non-recourse to our subsidiaries and structurally subordinated to the indebtedness of our subsidiaries, including the outstanding indebtedness of Andeavor and MPLX. The Andeavor senior notes are unsecured, unsubordinated obligations of Andeavor and are non-recourse to MPC and any of MPC’s subsidiaries other than Andeavor.

MPLX Senior Notes

	December 31,
(Millions of dollars)	2023	2022
Senior notes, 4.500% due July 2023	$—	$989
Senior notes, 4.875% due December 2024	1,149	1,149
Senior notes, 4.000% due February 2025	500	500
Senior notes, 4.875% due June 2025	1,189	1,189
MarkWest senior notes, 4.500% - 4.875% due 2023 – 2025	12	23
Senior notes, 1.750% due March 2026	1,500	1,500
Senior notes, 4.125% due March 2027	1,250	1,250
Senior notes, 4.250% due December 2027	732	732
Senior notes, 4.000% due March 2028	1,250	1,250
Senior notes, 4.800% due February 2029	750	750
Senior notes, 2.650% due August 2030	1,500	1,500
Senior notes, 4.950% due September 2032	1,000	1,000
Senior notes, 5.000% due March 2033	1,100	—
Senior notes, 4.500% due April 2038	1,750	1,750
Senior notes, 5.200% due March 2047	1,000	1,000
Senior notes, 5.200% due December 2047	487	487
ANDX senior notes, 4.250% - 5.200% due 2027 – 2047	31	31
Senior notes, 4.700% due April 2048	1,500	1,500
Senior notes, 5.500% due February 2049	1,500	1,500
Senior notes, 4.950% due March 2052	1,500	1,500
Senior notes, 5.650% due March 2053	500	—
Senior notes, 4.900% due April 2058	500	500
Total	$20,700	$20,100
2023 Activity
On February 9, 2023, MPLX issued $1.6 billion aggregate principal amount of senior notes in a public offering, consisting of $1.1 billion aggregate principal amount of 5.00 percent senior notes due March 2033 and $500 million aggregate principal amount of 5.65 percent senior notes due March 2053. On February 15, 2023, MPLX used $600 million of the net proceeds to redeem all of the outstanding Series B preferred units. On March 13, 2023, MPLX used the remaining proceeds to redeem all of MPLX’s and MarkWest’s $1.0 billion aggregate principal amount of 4.50 percent senior notes due July 2023.The redemption resulted in a loss on extinguishment of debt of $9 million due to the immediate expense recognition of unamortized debt discount and issuance costs.
2022 Activity
On March 14, 2022, MPLX issued $1.5 billion aggregate principal amount of 4.950 percent senior notes due March 2052 in an underwritten public offering. The net proceeds were used to repay amounts outstanding under the MPC intercompany loan agreement and under the previous MPLX credit agreement.
On August 11, 2022, MPLX issued $1.0 billion aggregate principal amount of 4.950 percent senior notes due September 2032 in an underwritten public offering. The net proceeds were used to redeem all of the $500 million aggregate principal amount of 3.500 percent senior notes due December 2022, $14 million of which was issued by Andeavor Logistics LP, and to redeem all of the $500 million aggregate principal amount of 3.375 percent senior notes due March 2023.
Interest on each series of MPLX fixed rate senior notes is payable semi-annually in arrears. The MPLX senior notes are unsecured, unsubordinated obligations of MPLX and are non-recourse to MPC and its subsidiaries other than MPLX and MPLX GP LLC, as the general partner of MPLX. The MPLX senior notes are non-recourse to MPLX’s subsidiaries and structurally subordinated to the indebtedness of MPLX’s subsidiaries.

Schedule of Maturities
Principal maturities of long-term debt, excluding finance lease obligations, as of December 31, 2023 for the next five years are as follows:

(Millions of dollars)
2024	$1,901
2025	2,950
2026	2,249
2027	2,000
2028	1,750
Available Capacity under our Facilities as of December 31, 2023

(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—	July 2027
MPC trade receivables securitization facility(a)	100	—	—	100	—	September 2024

MPLX
MPLX bank revolving credit facility	2,000	—	—	2,000	—	July 2027
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
The MPC Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for arrangements of this type, including a financial covenant that requires us to maintain a ratio of Consolidated Net Debt to Total Capitalization, each as defined in the MPC Credit Agreement, of no greater than 0.65 to 1.00 as of the last day of each fiscal quarter. The covenants also restrict, among other things, our ability and/or the ability of certain of our subsidiaries to incur debt, create liens on assets or enter into transactions with affiliates. As of December 31, 2023, we were in compliance with the covenants contained in the MPC Credit Agreement.
Trade Receivables Securitization Facility
On September 30, 2021, we entered into a Loan and Security Agreement and related documentation with a group of lenders providing for a new trade receivables securitization facility having $100 million of committed borrowing and letter of credit issuance capacity and uncommitted borrowing and letter of credit issuance capacity that can be extended at the discretion of the lenders, provided that at no time may outstanding borrowings and letters of credit issued under the facility exceed the balance of eligible trade receivables (as calculated in accordance with the Loan and Security Agreement) that are pledged as collateral under the facility. In September 2023, the trade receivables securitization facility was amended to, among other things, extend its term until September 30, 2024.
The trade receivables facility consists of certain of our wholly owned subsidiaries (“Originators”) selling or contributing on an on-going basis all of the trade receivables generated by them (the “Pool Receivables”), together with all related security and interests in the proceeds thereof, without recourse, to another wholly owned, bankruptcy-remote special purpose subsidiary, MPC Trade Receivables Company I LLC (“TRC”), in exchange for a combination of cash, equity and/or borrowings under a subordinated note issued by TRC to one or more of the Originators. TRC may request borrowings and extensions of credit under the Loan and Security Agreement for up to the lesser of the maximum capacity under the facility or the eligible trade receivables balance of the Pool Receivables. TRC and each of the Originators have granted a security interest in all of their rights, title and interests in and to the Pool Receivables, together with all related security and interests in the proceeds thereof, to the lenders to secure the performance of TRC’s and the Originators’ payment and other obligations under the facility. In addition, MPC has issued a performance guaranty in favor of the lenders guaranteeing the performance by TRC and the Originators of their obligations under the facility.
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
The Loan and Security Agreement and other documents comprising the facility contain representations and covenants that we consider usual and customary for arrangements of this type. Trade receivables are subject to customary criteria, limits and reserves before being deemed to be eligible receivables that count towards the borrowing base under the trade receivables facility. In addition, the lender’s commitments to extend loans and credits under the facility are subject to termination, and TRC may be subject to default fees, upon the occurrence of certain events of default that are included in the Loan and Security Agreement and other facility documentation, all of which we consider to be usual and customary for arrangements of this type. As of December 31, 2023, we were in compliance with the covenants contained in the Loan and Security Agreement and other facility documentation.
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
The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA, both as defined in the MPLX Credit Agreement, for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. The covenants also restrict, among other things, MPLX’s ability and/or the ability of certain of its subsidiaries to incur debt, create liens on assets and enter into transactions with affiliates. As of December 31, 2023, MPLX was in compliance with the covenants contained in the MPLX Credit Agreement.

21.     Revenue
The following table presents our revenues from external customers disaggregated by segment and product line:

(Millions of dollars)	2023	2022	2021
Refining & Marketing
Refined products	$134,303	$161,362	$107,345
Crude oil	7,423	8,962	7,132
Services and other	1,742	1,763	873
Total revenues from external customers	143,468	172,087	115,350
Midstream
Refined products	1,675	2,219	1,590
Services and other(a)	3,236	3,147	3,043
Total revenues from external customers	4,911	5,366	4,633

Sales and other operating revenues	$148,379	$177,453	$119,983
(a)    Includes sales-type lease revenue. See Note 27.
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of December 31, 2023, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at December 31, 2023 include matching buy/sell receivables of $4.7 billion.

22.    Supplemental Cash Flow Information

(Millions of dollars)	2023	2022	2021
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$1,200	$1,060	$1,231
Income taxes paid to taxing authorities	2,751	4,869	2,436
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases	493	498	569
Interest payments under finance lease obligations	25	24	21
Net cash provided by financing activities included:
Principal payments under finance lease obligations	79	79	71
Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease obligations	465	367	349
Right of use assets obtained in exchange for new finance lease obligations	21	60	37
Contribution of assets(a)	—	818	—
Book value of equity method investment(b)	311	150	—
(a)    Represents the book value of property, plant and equipment, inventory and working capital contributed by MPC to Martinez Renewables LLC. See Note 15 for additional information.
(b)    2023 represents the book value of MPLX’s equity method investment in Torñado. prior to MPLX buying out the remaining interest in this entity. 2022 represents the book value of MPC’s equity method investment in Watson Cogeneration Company and Crowley Ocean Partners of $25 million and $125 million, respectively, prior to MPC buying out the remaining interest in these entities. See Note 15 for additional information.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(Millions of dollars)	2023	2022	2021
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,890	$2,420	$1,464
Increase (decrease) in capital accruals	184	(37)	141
Total capital expenditures	$2,074	$2,383	$1,605

23.     Other Current Liabilities
The following summarizes the components of other current liabilities:

	December 31,
(Millions of dollars)	2023	2022
Environmental credits liability	$778	$429
Accrued interest payable	316	315
Other current liabilities	551	423
Total other current liabilities	$1,645	$1,167

24.     Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2021	$(117)	$49	$1	$(67)
Other comprehensive income (loss) before reclassifications, net of tax of $11	(70)	129	(1)	58
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(45)	(22)	—	(67)
Amortization of actuarial loss(a)	4	6	—	10
Settlement loss(a)	79	—	—	79
Tax effect	(14)	3	—	(11)
Other comprehensive income (loss)	(46)	116	(1)	69
Balance as of December 31, 2022	$(163)	$165	$—	$2

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2022	$(163)	$165	$—	$2
Other comprehensive income (loss) before reclassifications, net of tax of $(22)	(60)	(21)	2	(79)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(45)	(22)	—	(67)
Amortization of actuarial gain(a)	(5)	—	—	(5)
Settlement gain(a)	(1)	—	—	(1)
Other	—	—	(1)	(1)
Tax effect	13	7	—	20
Other comprehensive income (loss)	(98)	(36)	1	(133)
Balance as of December 31, 2023	$(261)	$129	$1	$(131)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 25.

25.    Pension and Other Postretirement Benefits
We have two noncontributory defined benefit pension plans. One plan is frozen and covered certain employees of our former Speedway LLC subsidiary. The other plan is active and covers substantially all of our employees. Benefits under these plans are based on a now frozen final average pay type of benefit based on age, years of service and final average pensionable earnings, and a cash balance type of benefit. The years of service component for the final average pay type of benefit was frozen as of December 31, 2009, and certain of the pensionable earnings components were frozen as of December 31, 2012. Benefits for the cash balance type of benefit began on January 1, 2010 for our continuing active plan, and began on January 1, 2016 for our frozen plan, and are based on a cash balance formula with an annual percentage of eligible pay credited based upon age and years of service or at a flat rate of eligible pay, depending on covered employee group. Substantially all of our employees also accrue benefits under a defined contribution plan.

(Millions of dollars)	2023	2022	2021
Cash balance weighted average interest crediting rates	3.57%	3.00%	3.00%
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
Obligations and Funded Status
The accumulated benefit obligation for all defined benefit pension plans was $2,441 million and $2,272 million as of December 31, 2023 and 2022.
The following summarizes the projected benefit obligations and funded status for our defined benefit pension and other postretirement plans:

	Pension Benefits		Other Benefits
(Millions of dollars)	2023	2022	2023	2022
Benefit obligations at January 1	$2,359	$3,295	$650	$828
Service cost	195	228	18	26
Interest cost	116	102	31	21
Actuarial loss/(gain)	184	(653)	31	(168)
Benefits paid(a)	(291)	(613)	(51)	(57)
Benefit obligations at December 31	2,563	2,359	679	650

Fair value of plan assets at January 1	1,838	3,043	—	—
Actual return on plan assets	266	(622)	—	—
Employer contributions	269	30	51	57
Benefits paid from plan assets	(291)	(613)	(51)	(57)
Fair value of plan assets at December 31	2,082	1,838	—	—

Funded status at December 31	$(481)	$(521)	$(679)	$(650)
(a)Of the $613 million in benefits paid in 2022, $285 million is related to the pension annuity lift-out.

Amounts recognized in the consolidated balance sheet for our pension and other postretirement benefit plans at December 31 include:

	Pension Benefits		Other Benefits
(Millions of dollars)	2023	2022	2023	2022
Current liabilities	(8)	(7)	(50)	(50)
Noncurrent liabilities	(473)	(514)	(629)	(600)
Accrued benefit cost	$(481)	$(521)	$(679)	$(650)
Included in accumulated other comprehensive loss at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension Benefits		Other Benefits
(Millions of dollars)	2023	2022	2023	2022
Net actuarial loss	$467	$386	$50	$19
Prior service credit	(69)	(114)	(202)	(224)
Amounts exclude those related to LOOP and Explorer, equity method investees with defined benefit pension and postretirement plans for which net losses (gains) of $10 million and $(5) million were recorded in accumulated other comprehensive income (loss) in 2023, reflecting our ownership share.
Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss
The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive loss (pretax) for our defined benefit pension and other postretirement plans.

	Pension Benefits			Other Benefits
(Millions of dollars)	2023	2022	2021	2023	2022	2021
Service cost	$201	$230	$287	$18	$26	$34
Interest cost	116	102	93	31	21	30
Expected return on plan assets	(163)	(142)	(139)	—	—	—
Amortization of prior service cost (credit)	(45)	(45)	(45)	(22)	(22)	2
Amortization of actuarial (gain) loss	(5)	4	37	—	6	10
Settlement (gain) loss	(1)	79	75	—	—	1
Net periodic benefit cost(a)	$103	$228	$308	$27	$31	$77

Actuarial (gain) loss	$75	$109	$(227)	$31	$(167)	$(16)
Prior service credit	—	—	—	—	—	(276)
Amortization of actuarial (gain) loss	6	(83)	(112)	—	(6)	(11)
Amortization of prior service (cost) credit	45	45	45	22	22	(2)
Total recognized in other comprehensive (income) loss	$126	$71	$(294)	$53	$(151)	$(305)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$229	$299	$14	$80	$(120)	$(228)
(a)Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.
For certain of our pension plans, lump sum payments to employees retiring in 2023, 2022 and 2021 exceeded the plan’s total service and interest costs expected for those years. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, pension settlement expenses were recorded in 2023, 2022 and 2021.

Plan Assumptions
The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2023, 2022 and 2021.

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Benefit obligation:
Discount rate	4.85%	5.04%	2.82%	4.88%	5.08%	2.93%
Rate of compensation increase	4.18%	4.18%	5.70%	4.18%	4.18%	5.70%

Net periodic benefit cost:
Discount rate	5.10%	3.33%	2.70%	5.08%	2.93%	2.55%
Expected long-term return on plan assets	7.00%	5.75%	5.75%	—%	—%	—%
Rate of compensation increase	4.18%	4.18%	5.70%	4.18%	4.18%	5.70%
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
Assumed Health Care Cost Trend
The following summarizes the assumed health care cost trend rates.

	December 31,
	2023	2022	2021
Health care cost trend rate assumed for the following year:
Medical: Pre-65	7.70%	6.60%	5.80%
Prescription drugs	10.80%	8.90%	6.40%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate):
Medical: Pre-65	4.50%	4.50%	4.50%
Prescription drugs	4.50%	4.50%	4.50%

Year that the rate reaches the ultimate trend rate:
Medical: Pre-65	2032	2031	2030
Prescription drugs	2032	2031	2030
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
The investment goals are implemented to manage the plans’ funded status volatility and minimize future cash contributions. The asset allocation strategy will change over time in response to changes primarily in funded status, which is dictated by current and anticipated market conditions, the independent actions of our investment committee, required cash flows to and from the plans and other factors deemed appropriate. Such changes in asset allocation are intended to allocate additional assets to the fixed income asset class should the funded status improve. The fixed income asset class shall be invested in such a manner that its interest rate sensitivity correlates highly with that of the plans’ liabilities. Other asset classes are intended to provide additional return with associated higher levels of risk. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies. At December 31, 2023, the primary plan’s targeted asset allocation was 50 percent equity, private equity, real estate, and timber securities and 50 percent fixed income securities.
Fair Value Measurements
Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset category at December 31, 2023 and 2022.
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

The following tables present the fair values of our defined benefit pension plans’ assets, by level within the fair value hierarchy, as of December 31, 2023 and 2022.

	December 31, 2023				December 31, 2022
(Millions of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$63	$—	$63	$—	$3	$—	$3
Equity:
Common stocks	50	—	—	50	40	—	—	40
Mutual funds	115	—	—	115	104	—	—	104
Pooled funds	—	791	—	791	—	742	—	742
Fixed income:
Corporate	—	588	—	588	—	582	—	582
Government	—	330	—	330	211	41	—	252
Pooled funds	—	118	—	118	—	79	—	79
Private equity	—	—	10	10	—	—	13	13
Real estate	—	—	12	12	—	—	14	14
Other	—	2	3	5	—	5	4	9
Total investments, at fair value	$165	$1,892	$25	$2,082	$355	$1,452	$31	$1,838
Cash Flows
Contributions to defined benefit plans
Our funding policy with respect to the funded pension plans is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional, discretionary, amounts from time to time as determined appropriate by management. In 2023, we made contributions totaling $258 million to our funded pension plans. For 2024, we do not project any required funding, but we may make voluntary contributions to our funded pension plans at our discretion. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are estimated to be approximately $8 million and $50 million, respectively, in 2024.
Estimated future benefit payments
The following gross benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated.

(Millions of dollars)	Pension Benefits	Other Benefits
2024	$147	$50
2025	168	51
2026	177	51
2027	183	52
2028	194	52
2029 through 2033	1,100	266
Contributions to defined contribution plan
We also contribute to a defined contribution plan for eligible employees. Contributions to this plan totaled $176 million, $167 million and $165 million in 2023, 2022 and 2021, respectively.

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
Our participation in this plan for 2023, 2022 and 2021 is outlined in the table below. The “EIN” column provides the Employee Identification Number for the plan. The most recent Pension Protection Act zone status available in 2023 and 2022 is for the plan years ending on December 31, 2022 and December 31, 2021, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates a financial improvement plan or a rehabilitation plan has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. There have been no significant changes that affect the comparability of 2023, 2022 and 2021 contributions. Our portion of the contributions does not make up more than five percent of total contributions to the plan.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	MPC Contributions (Millions of dollars)			Surcharge Imposed	Expiration Date of Collective – Bargaining Agreement
Pension Fund	EIN	2023	2022		2023	2022	2021
Central States, Southeast and Southwest Areas Pension Plan(a)(b)	366044243	Red	Red	Implemented	$5	$5	$5	No	January 31, 2024
(a)This agreement has a minimum contribution requirement of $338 per week per employee for 2024. A total of 278 employees participated in the plan as of December 31, 2023.
(b)    The parties to the expired agreement continue operating under the relevant terms of the expired agreement while negotiating a successor agreement.
Multiemployer Health and Welfare Plan
We contribute to one multiemployer health and welfare plan that covers both active employees and retirees. Through the health and welfare plan, employees receive medical, dental, vision, prescription and disability coverage. Our contributions to this plan totaled $7 million, $7 million and $7 million for 2023, 2022 and 2021, respectively.

26.    Share-Based Compensation
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
Share-Based Awards under the Plans
Stock Options
Prior to 2021, we granted stock options to certain officer and non-officer employees under the MPC 2011 Plan and the MPC 2012 Plan. Stock options represent the right to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the date of grant. Stock options generally vest over a service period of three years and expire ten years after the grant date. We expensed stock options based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. We used the Black Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.

Restricted Stock and Restricted Stock Units
We grant restricted stock units to certain employees and to our non-employee directors. Prior to 2021, we granted restricted stock to certain employees and to our non-employee directors. In general, restricted stock and restricted stock units granted to employees vest over a requisite service period of three years. Restricted stock awards and restricted stock unit awards granted to officers prior to 2022 are subject to an additional one-year holding period after the three-year vesting period. Restricted stock recipients have the right to vote such stock; however, dividends are accrued and when vested are payable at the dates specified in the awards. The non-vested shares are not transferable and are held by our transfer agent. Restricted stock units granted to non-employee directors are considered to vest immediately at the time of the grant for accounting purposes, as they are non-forfeitable, but are not issued until the director’s departure from the board of directors. Restricted stock unit recipients do not have the right to vote any shares of stock and accrue dividend equivalents which when vested are payable at the dates specified in the awards. We expense restricted stock and restricted stock units based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The fair values of restricted stock and restricted stock units are equal to the market price of our common stock on the grant date.
Performance Units and Performance Share Units
We grant performance share unit awards to certain officer and non-officer employees. At grant, a performance share unit has a target value equal to the MPC common stock average 30-day closing price prior to the grant date. The actual payout value of a performance share unit is based on company performance (which can range from 0 percent to 200 percent) for the three-year performance period beginning January 1 of the year of grant, multiplied by, for the awards granted in 2021 and 2022, MPC’s closing share price on the date the Committee certifies performance; and for the awards granted in 2023, MPC’s average closing share price for the final thirty calendar days at the end of the performance period. Company performance for purposes of payout will be determined by the relative ranking of the total shareholder return (“TSR”) of MPC common stock over the three-year performance period compared to the TSR of a select group of peer companies, the Standard & Poor’s 500 Index, the Alerian MLP Index, as well as the median of MPC’s compensation reference group applicable for the year the award is granted. These awards settle 100 percent in cash and are accounted for as liability awards. We expense liability-classified performance share unit awards at fair value over the requisite service period, with mark-to-market adjustments made each quarter until payout occurs. The fair value is determined using a Monte Carlo valuation model.
Significant assumptions used in our Monte Carlo valuation models include: 1) risk free interest rate, for which we utilize the treasury rate for the time period closest to the remaining performance period of the award being valued; 2) look-back period (in years), for which we utilize the remaining performance period of the award being valued; and 3) expected volatility, for which we utilize the historical volatility of our own stock and the stock of our peer group for the look-back period previously discussed.
In general, performance share units granted to officers have a vesting service period beginning on the grant date and ending on the last day of the three-year performance period, and performance share units granted to employees outside of our senior management vest in one-third increments at the end of each calendar year of the performance period. However, certain employees are eligible to vest in some awards earlier, subject to reaching certain age and employment milestones, with payout still occurring at the end of the original performance period.
No performance share unit awards were granted prior to 2021. Prior to 2021, we granted performance unit awards to certain officer employees under the MPC 2012 Plan. Performance units were dollar-denominated. The target value of all performance units was $1.00, with actual payout up to $2.00 per unit (up to 200 percent of target). Performance unit awards had a 36-month requisite service period. The payout value of these awards was determined by the relative ranking of the TSR of MPC common stock compared to the TSR of a select group of peer companies, as well as the Standard & Poor’s 500 Energy Index fund over an average of four measurement periods. These awards were settled 25 percent in MPC common stock and 75 percent in cash. The number of shares actually distributed was determined as 25 percent of the final payout divided by the closing price of MPC common stock on the day the Committee certifies the final TSR rankings, or the next trading day if the certification is made outside of normal trading hours. The performance units paying out in cash were accounted for as liability awards and recorded at fair value with a mark-to-market adjustment made each quarter, as determined using a Monte Carlo valuation model. The performance units that settle in shares were accounted for as share awards, did not receive dividend equivalents and were expensed at grant date fair value, over the requisite service period. The grant date fair value was determined using a Monte Carlo valuation model. All outstanding performance unit awards were paid out during 2023; no performance unit awards remain outstanding at December 31, 2023.
Total Share-Based Compensation Expense
The following table reflects activity related to our share-based compensation arrangements:

(Millions of dollars)	2023	2022	2021
Share-based compensation expense	$211	$153	$88
Tax benefit recognized on share-based compensation expense	51	37	22
Cash received by MPC upon exercise of stock option awards	62	243	106
Tax benefit received for tax deductions for stock awards exercised	49	53	13

Stock Option Awards
The following is a summary of our common stock option activity in 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (Millions of dollars)
Outstanding at December 31, 2022	2,489,234	$46.78
Exercised	(1,445,223)	42.95
Forfeited or expired	—	—
Outstanding at December 31, 2023(a)	1,044,011	52.07	2.2	$101
(a)    All options outstanding at December 31, 2023 are fully vested and exercisable.
The intrinsic value of options exercised by MPC employees during 2023, 2022 and 2021 was $136 million, $247 million and $88 million, respectively.
As of December 31, 2023, there was no unrecognized compensation cost related to stock option awards.
Restricted Stock and Restricted Stock Unit Awards
The following is a summary of restricted stock and restricted stock unit award activity of our common stock in 2023:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	691	$54.60	1,786,150	$50.36
Granted	—	—	601,161	133.94
Vested	(691)	54.60	(1,115,810)	41.78
Forfeited	—	—	(78,797)	85.85
Unvested at December 31, 2023	—	—	1,192,704	98.16
The following is a summary of the values related to restricted stock and restricted stock unit awards held by MPC employees and non-employee directors:

	Restricted Stock		Restricted Stock Units
	Intrinsic Value of Awards Vested During the Period (Millions of dollars)	Weighted Average Grant Date Fair Value of Awards Granted During the Period	Intrinsic Value of Awards Vested During the Period (Millions of dollars)	Weighted Average Grant Date Fair Value of Awards Granted During the Period
2023	$—	$—	$144	$133.94
2022	17	—	99	75.81
2021	20	—	90	55.27
As of December 31, 2023, there was no unrecognized compensation cost related to restricted stock awards. Unrecognized compensation cost related to restricted stock unit awards was $75 million, which is expected to be recognized over a weighted average period of 2.0 years.

Performance Awards
The following is a summary of performance share unit awards activity in 2023:

Number of Performance Share Units
Unvested at December 31, 2022	862,313
Granted	295,296
Vested	(549,905)
Forfeited	(27,038)
Unvested at December 31, 2023	580,666
We paid $14 million, $26 million and $10 million during the years ended 2023, 2022 and 2021, respectively, to settle performance unit awards. No cash was paid during the same years to settle performance share unit awards.
As of December 31, 2023, unrecognized compensation cost related to performance awards was $55 million, which is expected to be recognized over a weighted average period of 1.3 years. As of December 31, 2023, the total liability associated with performance awards was $279 million.
MPLX Awards
Compensation expense for awards of MPLX units are not material to our consolidated financial statements for 2023.

27.    Leases
Lessee
We lease a wide variety of facilities and equipment including land and building space, office and field equipment, storage facilities and transportation equipment. Our remaining lease terms range from less than one year to 95 years. Most long-term leases include renewal options ranging from less than one year to 49 years and, in certain leases, also include purchase options. The lease term included in the measurement of right of use assets and lease liabilities includes options to extend or terminate our leases that we are reasonably certain to exercise.
Under ASC 842, the components of lease cost are shown below. Lease costs for operating leases are recognized on a straight line basis and are reflected in the income statement based on the leased asset’s use. Lease costs for finance leases are reflected in depreciation and amortization and in net interest and other financial costs.

(Millions of dollars)	2023	2022	2021
Finance lease cost:
Amortization of right of use assets	$73	$81	$78
Interest on lease liabilities	25	29	31
Operating lease cost	489	490	565
Variable lease cost	54	59	62
Short-term lease cost	881	772	446
Total lease cost	$1,522	$1,431	$1,182

Supplemental consolidated balance sheet data related to leases were as follows:

	December 31,
(Millions of dollars)	2023	2022
Operating leases
Assets
Right of use assets	$1,233	$1,214
Liabilities
Operating lease liabilities	$454	$368
Long-term operating lease liabilities	764	841
Total operating lease liabilities	$1,218	$1,209

Weighted average remaining lease term (in years)	4	5
Weighted average discount rate	4.1%	3.5%

Finance leases
Assets
Property, plant and equipment, gross	$765	$818
Less accumulated depreciation	413	412
Property, plant and equipment, net	$352	$406
Liabilities
Debt due within one year	$69	$79
Long-term debt	401	451
Total finance lease liabilities	$470	$530

Weighted average remaining lease term (in years)	9	9
Weighted average discount rate	5.1%	5.1%
As of December 31, 2023, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(Millions of dollars)	Operating	Finance
2024	$494	$91
2025	356	82
2026	181	79
2027	100	63
2028	66	47
2029 and thereafter	128	228
Gross lease payments	1,325	590
Less: imputed interest	107	120
Total lease liabilities	$1,218	$470
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
Lease revenues are included in sales and other operating revenues on the consolidated statements of income. Lease revenues were as follows:

(Millions of dollars)	2023	2022	2021
Operating leases:
Rental income	$243	$327	$376
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	114	46	—
Interest income (Revenue from variable lease payments)	22	16	—
Sales-type lease revenue	$136	$62	$—
The following is a schedule of minimum future rentals on the non-cancelable operating leases as of December 31, 2023:

(Millions of dollars)
2024	$117
2025	95
2026	75
2027	53
2028	46
2029 and thereafter	250
Total minimum future rentals	$636
Annual minimum undiscounted lease payment receipts under our sales-type leases were as follows as of December 31, 2023:

(Millions of dollars)
2024	$175
2025	161
2026	150
2027	141
2028	132
2029 and thereafter	959
Total minimum future rentals	1,718
Less: imputed interest	778
Lease receivables(a)	$940

Current lease receivables(b)	$102
Long-term lease receivables(c)	838
Unguaranteed residual assets	78
Total sales-type lease assets	$1,018
(a)    This amount does not include the unguaranteed residual assets.
(b)    Presented in receivables, net on the consolidated balance sheets.
(c)    Presented in other noncurrent assets on the consolidated balance sheets.
Capital expenditures related to assets subject to sales-type lease arrangements were $50 million for the year ended December 31, 2023. These amounts are reflected as additions to property, plant and equipment in the consolidated statements of cash flows.

The following schedule summarizes our investment in assets held under operating lease by major classes as of December 31, 2023 and 2022:

	December 31,
(Millions of dollars)	2023	2022
Gathering and transportation	$86	$94
Processing and fractionation	1,000	973
Pipelines	12	—
Terminals	129	128
Land, building and other	10	10
Property, plant and equipment	1,237	1,205
Less accumulated depreciation	396	330
Total property, plant and equipment, net	$841	$875

28.    Commitments and Contingencies
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
At both December 31, 2023 and December 31, 2022, accrued liabilities for remediation totaled $387 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $5 million at both December 31, 2023 and December 31, 2022.
Governmental and other entities in various states have filed climate-related lawsuits against a number of energy companies, including MPC. Although each suit is separate and unique, the lawsuits generally allege defendants made knowing misrepresentations about knowingly concealing, or failing to warn of the impacts of their petroleum products, which led to increased demand and worsened climate change. Plaintiffs are seeking unspecified damages and abatement under various tort theories, as well as breaches of consumer protection and unfair trade statutes. We are currently subject to such proceedings in federal or state courts in California, Delaware, Maryland, Hawaii, Rhode Island, South Carolina and Oregon. Similar lawsuits may be filed in other jurisdictions. At this early stage, the ultimate outcome of these matters remain uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Asset Retirement Obligations
Our short-term asset retirement obligations were $24 million and $27 million at December 31, 2023 and 2022, respectively, and are included in other current liabilities in our consolidated balance sheets. Our long-term asset retirement obligations were $218 million and $186 million at December 31, 2023 and 2022, respectively, which are included in deferred credits and other liabilities in our consolidated balance sheets.
Other Legal Proceedings
In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, in December 2020, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA's prior orders related to THPP’s alleged trespass and direct the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (collectively, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer and counterclaims to THPP’s suit claiming THPP is in continued trespass with respect to the pipeline and seek disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. On November 8, 2023, the Court granted THPP’s motion to sever and stay the U.S. Government Parties’ counterclaims. The case will proceed on the merits of THPP’s challenge to the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tend to follow the terms of the underlying debt, which extend through 2040. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $222 million as of December 31, 2023.
Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in Dakota Access, which owns and operates the Bakken Pipeline system. In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement going forward, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The pipeline remains operational while the Army Corps finalizes its decision which is expected to be issued by the end of 2024.
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the vacation of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacation of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2023, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.
Crowley Blue Water Partners
In connection with our 50 percent indirect interest in Crowley Blue Water Partners, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. As of December 31, 2023, our maximum potential undiscounted payments under this arrangement were $94 million.

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
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $113 million as of December 31, 2023, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events, in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual Commitments and Contingencies
At December 31, 2023, our contractual commitments to acquire property, plant and equipment totaled $281 million. Our contractual commitments to acquire property, plant and equipment totaled $289 million at December 31, 2022.
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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information concerning our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Information concerning our directors is incorporated by reference to “Corporate Governance—Proposal 1. Election of Directors” in our Proxy Statement for the 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2023 (the “Proxy Statement”).
Our Code of Business Conduct, which applies to all of our directors, officers and employees, defines our expectations for ethical decision-making, accountability and responsibility. Our Code of Ethics for Senior Financial Officers, which is specifically applicable to our Chief Executive Officer, Chief Financial Officer, Controller and Treasurer, and other leaders performing similar functions, affirms the principle that the honesty, integrity and sound judgment of our senior executives with responsibility for preparation and certification of our financial statements is essential to the proper functioning and success of our company. These codes are available on our website at www.marathonpetroleum.com/Investors/Corporate-Governance/. We would post on our website any amendments to, or waivers from, either of these codes requiring disclosure under applicable rules within four business days following any such amendment or waiver. Information contained on our website is not incorporated into this Annual Report on Form 10-K or other securities filings.
The other information required by this Item is incorporated by reference to “Corporate Governance—Board Leadership and Function—Board Committees” in our Proxy Statement.
Item 11. Executive Compensation
Information required by this Item is incorporated by reference to “Executive Compensation,” “Executive Compensation—Executive Compensation Tables” (excluding the information under the subheading “Pay Versus Performance”) and “Corporate Governance—Director Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management required by this Item is incorporated by reference to “Other Information—Stock Ownership Information” in our Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2023 with respect to shares of our common stock that may be issued under the MPC 2021 Plan, the MPC 2012 Plan and the MPC 2011 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(c)
Equity compensation plans approved by stockholders	2,484,770	$52.07	19,664,577
Equity compensation plan not approved by stockholders	—	—	—
Total	2,484,770	N/A	19,664,577
 (a)     Includes the following:
1)    1,044,011 stock options granted pursuant to the MPC 2012 Plan and not forfeited, cancelled or expired as of December 31, 2023; and
2)    1,440,759 restricted stock units granted pursuant to the MPC 2021 Plan, the MPC 2012 Plan and the MPC 2011 Plan for shares unissued and not forfeited, cancelled or expired as of December 31, 2023.
(b)Restricted stock, restricted stock units and performance units are not taken into account in the weighted-average exercise price as such awards have no exercise price.
(c)Reflects the shares available for issuance pursuant to the MPC 2021 Plan. All granting authority under the MPC 2012 Plan was revoked following the approval of the MPC 2021 Plan by shareholders on April 28, 2021. All granting authority under the MPC 2011 Plan was revoked following the approval of the MPC 2012 Plan by shareholders on April 25, 2012. Shares that (i) relate to grants made pursuant to the MPC 2012 Plan that are forfeited, cancelled or expire unexercised or (ii) are withheld or tendered to satisfy taxes related to vestings of restricted stock units under the MPC 2012 Plan, in each case, become immediately available for issuance under the MPC 2021 Plan.
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
3.    Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1 †	Purchase and Sale Agreement, dated as of August 2, 2020, by and between MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.	8-K	2.1	8/3/2020	001-35054
2.2	Amendment to Purchase and Sale Agreement, dated as of October 16, 2020, by and among MPC, the MPC subsidiaries party thereto and 7-Eleven, Inc.	10-K	2.7	2/26/2021	001-35054
2.3 †	Amendment No. 2 to Purchase and Sale Agreement, dated as of May 14, 2021, by and among the Company, Sellers and Purchaser	8-K	2.3	5/14/2021	001-35054
3	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated April 26, 2023	8-K	3.2	4/27/2023	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021	10-Q	3.2	11/2/2021	001-35054
4	Instruments Defining the Rights of Security Holders, Including Indentures, and Description of Registrant’s Securities
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10 percent of the total consolidated assets of the Registrant. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
4.1	Indenture, dated as of February 1, 2011, between Marathon Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	10	4.1	3/29/2011	001-35054
4.2	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.3	Description of Securities	10-K	4.3	2/23/2023	001-35054
10	Material Contracts
10.1	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35054
10.2 *	Marathon Petroleum Corporation Second Amended and Restated 2011 Incentive Compensation Plan	S-3	4.3	12/7/2011	333-175286
10.3 *	Marathon Petroleum Corporation Policy for Recoupment of Annual Cash Bonus Amounts	10-K	10.10	2/29/2012	001-35054
10.4 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Unit Award Agreement – Non-Employee Director	10-K	10.22	2/29/2012	001-35054

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.5 *	Marathon Petroleum Corporation Amended and Restated Executive Change in Control Severance Benefits Plan	10-K	10.21	2/28/2018	001-35054
10.6 *	MPLX LP 2012 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.32	2/28/2013	001-35054
10.7 *	First Amendment to the Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan	10-Q	10.1	8/3/2015	001-35054
10.8 *	MPLX LP Executive Change in Control Severance Benefits Plan	10-Q	10.4	10/30/2017	001-35054
10.9 *	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.10 *	Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated January 1, 2019	10-K	10.75	2/28/2019	001-35054
10.11 *	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.86	2/28/2019	001-35054
10.12 *	Amended and Restated Marathon Petroleum Corporation 2012 Incentive Compensation Plan	10-K	10.87	2/28/2019	001-35054
10.13 *	First Amendment to the Amended and Restated Marathon Petroleum Corporation 2012 Incentive Compensation Plan	10-K	10.84	2/28/2020	001-35054
10.14 *	Nonqualified Stock Option Award Agreement - Officer	10-Q	10.2	5/9/2019	001-35054
10.15 *	Form of 2020 Officer Stock Option Award Agreement	10-Q	10.3	5/7/2020	001-35054
10.16 *	Aircraft Time Sharing Agreement, dated as of December 29, 2020, by and between Marathon Petroleum Company LP and Michael J. Hennigan	10-K	10.67	2/26/2021	001-35054
10.17 *	Form of 2021 MPC Officer RSU Award Agreement	10-K	10.69	2/26/2021	001-35054
10.18 *	Form of 2021 MPC Performance Share Unit Award Agreement 2021 - 2023 Performance Cycle	10-K	10.70	2/26/2021	001-35054
10.19 *	Form of 2021 MPLX LP Phantom Unit Award Agreement - MPC Officer	10-K	10.71	2/26/2021	001-35054
10.20 *	Marathon Petroleum Executive Deferred Compensation Plan, effective January 1, 2021	10-K	10.73	2/26/2021	001-35054
10.21 *	Marathon Petroleum Executive Deferred Compensation Plan Adoption Agreement, effective January 1, 2021	10-K	10.74	2/26/2021	001-35054
10.22 *	Form of 2021 MPC Restricted Stock Unit Award – Broad-Based Employees	10-K	10.75	2/26/2021	001-35054
10.23 *	Form of 2021 MPC Performance Share Unit Award Agreement – 2021-2023 Performance Cycle – Broad-Based Employees	10-K	10.76	2/26/2021	001-35054
10.24 *	Marathon Petroleum Corporation 2021 Incentive Compensation Plan	8-K	10.1	5/4/2021	001-35054
10.25 *	Form of 2022 MPC Officer Performance Unit Award Agreement – 2022-2024 Performance Cycle	10-K	10.64	2/24/2022	001-35054
10.26 *	Form of 2022 MPC Officer RSU Award Agreement – 3-year Pro Rata Vesting	10-Q	10.5	5/3/2022	001-35054

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.27
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
10.28
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
		8-K	10.2	7/12/2022	001-35054
10.29 *	2023 Marathon Petroleum Annual Cash Bonus Program	10-K	10.47	2/23/2023	001-35054
10.30 *	Form of 2023 MPC Officer Performance Share Unit Award Agreement – 2023-2025 Performance Period	10-K	10.48	2/23/2023	001-35054
10.31 *	Form of 2023 MPC Officer RSU Award Agreement - 2021 Plan	10-K	10.49	2/23/2023	001-35054
10.32 *	Marathon Petroleum Thrift Plan, as amended and restated effective January 1, 2023	10-K	10.50	2/23/2023	001-35054
10.33 *	Form of 2023 MPLX Phantom Unit Award Agreement	10-K	10.52	2/23/2023	001-35054
10.34 *	First Amendment to the Marathon Petroleum Thrift Plan	10-Q	10.3	5/2/2023	001-35054
10.35 *	Second Amendment to the Marathon Petroleum Thrift Plan	10-Q	10.1	8/1/2023	001-35054
10.36 *	Third Amendment to the Marathon Petroleum Thrift Plan					X
10.37 *	Fourth Amendment to the Marathon Petroleum Thrift Plan					X
10.38 *	MPLX 2012 Incentive Compensation Plan	10-K	10.26	3/25/2013	001-35714
10.39 *	Form of 2022 MPLX Phantom Unit Award Agreement	10-Q	10.1	5/3/2022	001-35714
10.40 *	First Amendment to the MPLX 2018 Incentive Compensation Plan	10-K	10.75	2/28/2020	001-35714
10.41 *	Form of MPC Officer Performance Unit Award Agreement – 2024-2026 Performance Cycle					X
10.42 *	Form of 2024 MPC Officer RSU Award Agreement					X
10.43 *	2024 Marathon Petroleum Annual Cash Bonus Program					X
10.44 *	Marathon Petroleum Deferred Compensation Plan (as amended and restated effective December 31, 2023)					X
10.45 *	Marathon Petroleum Excess Benefit Plan (as amended and restated effective December 31, 2023)					X
21.1	List of Subsidiaries					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of Marathon Petroleum Corporation					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X
97.1	Marathon Petroleum Corporation Officer Compensation Clawback Policy					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: February 28, 2024	MARATHON PETROLEUM CORPORATION

By: /s/ Erin M. Brzezinski

Erin M. Brzezinski Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 28, 2024 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Michael J. Hennigan	Director and Chief Executive Officer (principal executive officer)
Michael J. Hennigan

/s/ John J. Quaid	Executive Vice President and Chief Financial Officer (principal financial officer)
John J. Quaid

/s/ Erin M. Brzezinski	Vice President and Controller (principal accounting officer)
Erin M. Brzezinski

*	Director
Abdulaziz F. Alkhayyal

*	Director
Evan Bayh

*	Director
Charles E. Bunch

*	Director
Jonathan Z. Cohen

*	Director
Edward G. Galante

*	Director
Kim K.W. Rucker

*	Director
Frank M. Semple

*	Director
J. Michael Stice

*	Chairman of the Board
John P. Surma

*	Director
Susan Tomasky

* The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the registrant, which is being filed herewith on behalf of such directors and officers.

By: /s/ Michael J. Hennigan	February 28, 2024

Michael J. Hennigan Attorney-in-Fact