Form 10-Q
period 2024-03-31
Marathon Petroleum Corp
filed 2024-04-30
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑
There were 352,330,482 shares of Marathon Petroleum Corporation common stock outstanding as of April 26, 2024.

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Glossary of Terms
Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaska North Slope crude oil, an oil index benchmark price
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Gasoline Blendstock for Oxygenate Blending
CEC	California Energy Commission
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization (a non-GAAP financial measure)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
LIFO	Last in, first out, an inventory costing method
mbpd	Thousand barrels per day
MEH	Magellan East Houston crude oil, an oil index benchmark price
MMBtu	One million British thermal units
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
RFS2	Revised Renewable Fuel Standard program, as required by the Energy Independence and Security Act of 2007
RIN	Renewable Identification Number
SEC	U.S. Securities and Exchange Commission
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Revenues and other income:
Sales and other operating revenues	$32,706	$34,864
Income from equity method investments	204	133
Net gain on disposal of assets	20	3
Other income	281	77
Total revenues and other income	33,211	35,077

Costs and expenses:
Cost of revenues (excludes items below)	29,593	29,294
Depreciation and amortization	827	800
Selling, general and administrative expenses	779	691
Other taxes	228	231
Total costs and expenses	31,427	31,016

Income from operations	1,784	4,061
Net interest and other financial costs	179	154
Income before income taxes	1,605	3,907
Provision for income taxes	293	823
Net income	1,312	3,084
Less net income attributable to:
Redeemable noncontrolling interest	10	23
Noncontrolling interests	365	337
Net income attributable to MPC	$937	$2,724

Per share data (See Note 7)
Basic:
Net income attributable to MPC per share	$2.59	$6.13
Weighted average shares outstanding	361	444

Diluted:
Net income attributable to MPC per share	$2.58	$6.09
Weighted average shares outstanding	362	447
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Net income	$1,312	$3,084
Defined benefit plans:
Actuarial changes, net of tax of $1 and $1, respectively	2	2
Prior service, net of tax of $(3) and $(4), respectively	(11)	(13)
Other, net of tax of $(1) and $0, respectively	(3)	—
Other comprehensive loss	(12)	(11)
Comprehensive income	1,300	3,073
Less comprehensive income attributable to:
Redeemable noncontrolling interest	10	23
Noncontrolling interests	365	337
Comprehensive income attributable to MPC	$925	$2,713
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(Millions of dollars, except share data)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$3,175	$5,443
Short-term investments	4,399	4,781
Receivables, less allowance for doubtful accounts of $50 and $44, respectively	13,171	12,187
Inventories	9,781	9,317
Other current assets	734	403
Total current assets	31,260	32,131
Equity method investments	6,831	6,260
Property, plant and equipment, net	34,963	35,112
Goodwill	8,244	8,244
Right of use assets	1,255	1,233
Other noncurrent assets	2,975	3,007
Total assets	$85,528	$85,987

Liabilities
Accounts payable	$15,471	$13,761
Payroll and benefits payable	1,180	1,115
Accrued taxes	1,243	1,221
Debt due within one year	2,457	1,954
Operating lease liabilities	472	454
Other current liabilities	964	1,645
Total current liabilities	21,787	20,150
Long-term debt	24,832	25,329
Deferred income taxes	5,831	5,834
Defined benefit postretirement plan obligations	1,182	1,102
Long-term operating lease liabilities	770	764
Deferred credits and other liabilities	1,355	1,409
Total liabilities	55,757	54,588

Commitments and contingencies (see Note 23)
Redeemable noncontrolling interest	561	895

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 993 million and 993 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 638 million and 625 million shares	(45,674)	(43,502)
Additional paid-in capital	33,530	33,465
Retained earnings	35,199	34,562
Accumulated other comprehensive loss	(143)	(131)
Total MPC stockholders’ equity	22,922	24,404
Noncontrolling interests	6,288	6,100
Total equity	29,210	30,504
Total liabilities, redeemable noncontrolling interest and equity	$85,528	$85,987
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Operating activities:
Net income	$1,312	$3,084
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	(24)	(10)
Depreciation and amortization	827	800
Pension and other postretirement benefits, net	33	14
Deferred income taxes	(35)	(5)
Net gain on disposal of assets	(20)	(3)
Income from equity method investments	(204)	(133)
Distributions from equity method investments	262	183
Changes in the fair value of derivative instruments	37	95
Changes in:
Current receivables	(964)	3,828
Inventories	(462)	(1,441)
Current liabilities and other current assets	999	(2,105)
Right of use assets and operating lease liabilities, net	1	(2)
All other, net	(230)	(248)
Net cash provided by operating activities	1,532	4,057

Investing activities:
Additions to property, plant and equipment	(585)	(457)
Acquisitions, net of cash acquired	(622)	—
Disposal of assets	1	3
Investments – acquisitions and contributions	(125)	(207)
Purchases of short-term investments	(1,661)	(2,112)
Sales of short-term investments	193	631
Maturities of short-term investments	1,885	1,162
All other, net	90	164
Net cash used in investing activities	(824)	(816)

Financing activities:
Long-term debt – borrowings	—	1,589
– repayments	(17)	(1,021)
Debt issuance costs	—	(15)
Issuance of common stock	11	17
Common stock repurchased	(2,218)	(3,180)
Dividends paid	(299)	(337)
Distributions to noncontrolling interests	(337)	(329)
Repurchases of noncontrolling interests	(75)	—
Redemption of noncontrolling interests - preferred units	—	(600)
All other, net	(42)	(31)
Net cash used in financing activities	(2,977)	(3,907)

Net change in cash, cash equivalents and restricted cash	(2,269)	(666)
Cash, cash equivalents and restricted cash at beginning of period(a)	5,446	8,631
Cash, cash equivalents and restricted cash at end of period(a)	$3,177	$7,965

(a)Restricted cash is included in other current assets on our consolidated balance sheets.
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	993	$10	(625)	$(43,502)	$33,465	$34,562	$(131)	$6,100	$30,504	$895
Net income	—	—	—	—	—	937	—	365	1,302	10
Dividends declared on common stock ($0.825 per share)	—	—	—	—	—	(299)	—	—	(299)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(314)	(314)	(23)
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)	—
Shares repurchased	—	—	(13)	(2,172)	—	—	—	—	(2,172)	—
Share-based compensation	—	—	—	—	(7)	(1)	—	(1)	(9)	—
Equity transactions of MPLX	—	—	—	—	72	—	—	138	210	(321)
Balance as of March 31, 2024	993	$10	(638)	$(45,674)	$33,530	$35,199	$(143)	$6,288	$29,210	$561

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	990	$10	(536)	$(31,841)	$33,402	$26,142	$2	$6,404	$34,119	$968
Net income	—	—	—	—	—	2,724	—	337	3,061	23
Dividends declared on common stock ($0.75 per share)	—	—	—	—	—	(336)	—	—	(336)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(306)	(306)	(23)
Other comprehensive loss	—	—	—	—	—	—	(11)	—	(11)	—
Shares repurchased	—	—	(25)	(3,238)	—	—	—	—	(3,238)	—
Share-based compensation	1	—	—	—	3	—	—	—	3	—
Equity transactions of MPLX	—	—	—	—	3	(2)	—	(598)	(597)	—
Balance as of March 31, 2023	991	$10	(561)	$(35,079)	$33,408	$28,528	$(9)	$5,837	$32,695	$968
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.
These consolidated financial statements include the accounts of our majority-owned, controlled subsidiaries, including MPLX. All significant intercompany transactions and accounts have been eliminated. Due to our ownership of the general partner interest of MPLX, we have determined that we control MPLX and therefore we consolidate MPLX and record a noncontrolling interest for the interest owned by the public. Changes in ownership interest in consolidated subsidiaries that do not result in a change in control are recorded as equity transactions. Investments in entities over which we have significant influence, but not control, are accounted for using the equity method of accounting. This includes entities in which we hold majority ownership but the minority shareholders have substantive participating rights.
Certain prior period financial statement amounts have been reclassified to conform to current period presentation.
2. Accounting Standards and Disclosure Rules
Recently Adopted
During the first quarter of 2024, we adopted ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The adoption of this ASU did not have a material impact on our financial statements or disclosures.
Not Yet Adopted
SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their annual reports. As part of the disclosures, material impacts from severe weather events and other natural conditions will be required in the audited financial statements. In April 2024, the SEC voluntarily stayed the rules pending judicial review. Pending the results of the judicial review, the disclosure requirements are effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We are evaluating the impact these rules will have on our disclosures and monitoring the status of the judicial review.
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
3. Short-Term Investments
Investments Components
The components of investments were as follows:

	March 31, 2024
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$2,774	$—	$(1)	$2,773	$210	$2,563
Certificates of deposit and time deposits	Level 2	1,256	—	(1)	1,255	224	1,031
U.S. government securities	Level 1	637	—	(1)	636	—	636
Corporate notes and bonds	Level 2	169	—	—	169	—	169
Total available-for-sale debt securities		$4,836	$—	$(3)	$4,833	$434	$4,399
Cash					2,741	2,741	—
Total					$7,574	$3,175	$4,399

	December 31, 2023
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$3,154	$2	$—	$3,156	$281	$2,875
Certificates of deposit and time deposits	Level 2	1,836	1	—	1,837	800	1,037
U.S. government securities	Level 1	785	—	(1)	784	—	784
Corporate notes and bonds	Level 2	85	—	—	85	—	85
Total available-for-sale debt securities		$5,860	$3	$(1)	$5,862	$1,081	$4,781
Cash					4,362	4,362	—
Total					$10,224	$5,443	$4,781
Our investment policy includes concentration limits and credit rating requirements which limit our investments to high quality, short term and highly liquid securities.
Realized gains/losses were not material. All of our available-for-sale debt securities held as of March 31, 2024 mature within one year or less or are readily available for use.
4. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of March 31, 2024, we owned approximately 64 percent of the outstanding MPLX common units compared to 65 percent as of December 31, 2023. Our ownership was impacted by changes in the redeemable non-controlling interest.
Unit Repurchase Program
On August 2, 2022, MPLX announced its board of directors approved a $1.0 billion unit repurchase authorization. This unit repurchase authorization has no expiration date. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be suspended, discontinued or restarted at any time.
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per unit data)	2024	2023
Number of common units repurchased	2	—
Cash paid for common units repurchased	$75	$—
Average cost per unit	$40.04	$—
As of March 31, 2024, MPLX had approximately $771 million remaining under its unit repurchase authorization.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Increase due to change in ownership	$108	$1
Tax impact	(36)	2
Increase in MPC's additional paid-in capital, net of tax	$72	$3
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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$385	$1,048
Receivables, less allowance for doubtful accounts	766	836
Inventories	163	159
Other current assets	36	33
Equity method investments	4,343	3,743
Property, plant and equipment, net	19,299	19,264
Goodwill	7,645	7,645
Right of use assets	290	264
Other noncurrent assets	1,594	1,644

Liabilities
Accounts payable	$601	$723
Accrued taxes	71	79
Debt due within one year	1,639	1,135
Operating lease liabilities	50	45
Other current liabilities	304	336
Long-term debt	18,805	19,296
Deferred income taxes	16	16
Long-term operating lease liabilities	231	211
Deferred credits and other liabilities	485	476
6. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Sales to related parties	$271	$189
Purchases from related parties	580	311
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

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Net income	$1,312	$3,084
Net income attributable to noncontrolling interest	(375)	(360)
Net income allocated to participating securities	(1)	(2)
Redemption of preferred units	—	(2)
Income available to common stockholders	$936	$2,720

Weighted average common shares outstanding:
Basic	361	444
Effect of dilutive securities	1	3
Diluted	362	447

Income available to common stockholders per share:
Basic:
Net income attributable to MPC per share	$2.59	$6.13

Diluted:
Net income attributable to MPC per share	$2.58	$6.09
The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended March 31,
(In millions)	2024	2023
Shares issuable under share-based compensation plans	—	—
8. Equity
On October 25, 2023, MPC announced that our board of directors approved a $5.0 billion share repurchase authorization in addition to the $5.0 billion share repurchase authorizations announced on January 31, 2023 and May 2, 2023. As of March 31, 2024, $4.63 billion remained available for repurchase under these share repurchase authorizations. These share repurchase authorizations have no expiration date.
We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases, tender offers or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be suspended, discontinued or restarted at any time.

Total share repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Number of shares repurchased	13	25
Cash paid for shares repurchased	$2,218	$3,180
Average cost per share(a)	$168.05	$126.56
(a)    The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but does not reduce the share repurchase authorization.
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

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,874	$3,853
Midstream	1,589	1,530
Total reportable segments	$3,463	$5,383

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$3,463	$5,383
Corporate	(204)	(165)
Refining planned turnaround costs	(648)	(357)
Depreciation and amortization	(827)	(800)
Net interest and other financial costs	(179)	(154)
Income before income taxes	$1,605	$3,907

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$31,485	$33,663
Intersegment revenues	37	27
Refining & Marketing segment revenues	31,522	33,690

Midstream
Revenues from external customers(a)	1,221	1,201
Intersegment revenues	1,403	1,362
Midstream segment revenues	2,624	2,563

Total segment revenues	34,146	36,253
Less: intersegment revenues	1,440	1,389
Consolidated sales and other operating revenues(a)	$32,706	$34,864
(a)    Includes related party sales. See Note 6 for additional information.

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Income (loss) from equity method investments
Refining & Marketing	$23	$(36)
Midstream	181	169
Consolidated income from equity method investments	$204	$133

Depreciation and amortization
Refining & Marketing	$460	$464
Midstream	343	317
Corporate	24	19
Consolidated depreciation and amortization	$827	$800

Capital expenditures
Refining & Marketing	$291	$421
Midstream	327	241
Segment capital expenditures and investments	618	662
Less investments in equity method investees	125	207
Plus:
Corporate	6	7
Capitalized interest	12	21
Consolidated capital expenditures(a)	$511	$483
(a)Includes changes in capital expenditure accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the three months ended March 31, 2024 and 2023 as reported in the consolidated statements of cash flows.

10. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Interest income	$(101)	$(121)
Interest expense	341	334
Interest capitalized	(12)	(23)
Pension and other postretirement non-service costs(a)	(11)	(23)
Loss on extinguishment of debt	—	9
Investments - net premium (discount) amortization	(39)	(28)
Other financial costs	1	6
Net interest and other financial costs	$179	$154
(a)See Note 22.
11. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $293 million for the three months ended March 31, 2024, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests offset by state taxes.
We recorded a combined federal, state and foreign income tax provision of $823 million for the three months ended March 31, 2023, which was higher than the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests.
12. Inventories

(Millions of dollars)	March 31, 2024	December 31, 2023
Crude oil	$3,434	$3,211
Refined products	5,273	4,940
Materials and supplies	1,074	1,166
Total	$9,781	$9,317
Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.
13. Equity Method Investments
Midstream Acquisition
On March 22, 2024, MPLX used $625 million of cash on hand to purchase additional ownership interest in existing joint ventures and gathering assets which will enhance our position in the Utica basin. Prior to the acquisition, MPLX owned an indirect interest in Ohio Gathering Company, L.L.C. (“OGC”) and a direct interest in Ohio Condensate Company, L.L.C. (“OCC”) and now owns a combined 73 percent interest in OGC and a 100 percent interest in OCC, and a dry gas gathering system in the Utica basin. OGC continues to be accounted for as an equity method investment as MPLX did not obtain control of OGC as a result of the transaction. OGC is considered a VIE as MPLX is not deemed to be the primary beneficiary due to voting rights on significant matters. The acquisition date fair value of our investment in OGC exceeded our portion of the underlying net assets of the joint venture by approximately $86 million. OCC was previously accounted for as an equity method investment, and it is now consolidated and included in our consolidated financial results.
The acquisition was accounted for as a business combination requiring all the acquired assets and liabilities to be remeasured to fair value resulting in a consolidated fair value of net assets and liabilities of $625 million. The preliminary determination of the fair value includes $518 million related to acquired interests in the joint ventures and the remaining balance related to other acquired assets and liabilities. The revaluation of MPLX’s existing 62 percent equity method investment in OCC resulted in a

$20 million gain, which is included in the net gain on disposal of assets line of the accompanying consolidated statements of income. The fair value of equity method investments was based on a discounted cash flow model.
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
14. Property, Plant and Equipment (PP&E)

	March 31, 2024			December 31, 2023
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$32,441	$18,099	$14,342	$32,496	$17,992	$14,504
Midstream	29,950	9,889	20,061	29,620	9,589	20,031
Corporate	1,638	1,078	560	1,632	1,055	577
Total	$64,029	$29,066	$34,963	$63,748	$28,636	$35,112
15. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2024
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$197	$—	$—	$(197)	$—	$67
Liabilities:
Commodity contracts	$231	$—	$—	$(231)	$—	$—
Embedded derivatives in commodity contracts	—	—	69	—	69	—

	December 31, 2023
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$244	$—	$—	$(220)	$24	$73
Liabilities:
Commodity contracts	$249	$—	$—	$(249)	$—	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2024, cash collateral of $34 million was netted with mark-to-market derivative liabilities. As of December 31, 2023, cash collateral of $29 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.

Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at March 31, 2024 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.66 to $1.61 per gallon with a weighted average of $0.83 per gallon and (2) the probability of renewal of 100 percent for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Beginning balance	$61	$61
Unrealized and realized loss included in net income(a)	12	—
Settlements of derivative instruments	(4)	(3)
Ending balance	$69	$58

The amount of total loss for the period included in earnings attributable to the change in unrealized loss relating to liabilities still held at the end of period(a):	$11	$—
(a)    The loss is included in cost of revenues on the consolidated statements of income.
Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures in 2024 relate to the purchase of additional ownership interest in existing joint ventures and gathering assets as discussed in Note 13.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $27.0 billion and $25.3 billion at March 31, 2024, respectively, and approximately $27.0 billion and $25.5 billion at December 31, 2023, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs which are netted against our total debt.
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

The following table presents the fair value of derivative instruments as of March 31, 2024 and December 31, 2023 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	March 31, 2024		December 31, 2023
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$197	$231	$244	$249
Other current liabilities(a)	—	13	—	11
Deferred credits and other liabilities(a)	—	56	—	50
(a)     Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of March 31, 2024.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	68.1%	44,665	52,077
Refined products	94.8%	19,575	20,404
Blending products	80.1%	7,186	3,983
Soybean oil	67.3%	4,282	4,806
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 12,308 long and 12,188 short; Refined products - 445 long and 614 short. There are no spread contracts for blending products or soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(Millions of dollars)	Three Months Ended March 31,
Income Statement Location	2024	2023
Sales and other operating revenues	$—	$2
Cost of revenues	(74)	61
Other income	—	1
Total	$(74)	$64

17. Debt
Our outstanding borrowings at March 31, 2024 and December 31, 2023 consisted of the following:

(Millions of dollars)	March 31, 2024	December 31, 2023
Marathon Petroleum Corporation:
Senior notes	$6,449	$6,449
Notes payable	1	1
Finance lease obligations	457	464
Total	6,907	6,914

MPLX LP:
Senior notes	20,700	20,700
Finance lease obligations	6	6
Total	20,706	20,706

Total debt	27,613	27,620
Unamortized debt issuance costs	(138)	(141)
Unamortized discount, net of unamortized premium	(186)	(196)
Amounts due within one year	(2,457)	(1,954)
Total long-term debt due after one year	$24,832	$25,329

Available Capacity under our Credit Facilities as of March 31, 2024

(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	July 2027
MPC trade receivables securitization facility(a)	100	—	—	100	—	September 2024

MPLX
MPLX bank revolving credit facility	2,000	—	—	2,000	—%	July 2027
(a)    The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.

18. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line.

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Refining & Marketing
Refined products	$29,247	$31,923
Crude oil	1,788	1,330
Services and other	450	410
Total revenues from external customers	31,485	33,663

Midstream
Refined products	373	420
Services and other	848	781
Total revenues from external customers	1,221	1,201

Sales and other operating revenues	$32,706	$34,864
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of March 31, 2024, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at March 31, 2024 include matching buy/sell receivables of $5.43 billion.
19. Supplemental Cash Flow Information

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$359	$342
Net income taxes paid to (received from) taxing authorities	(22)	(18)

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Additions to property, plant and equipment per the consolidated statements of cash flows	$585	$457
Increase (decrease) in capital accruals	(74)	26
Total capital expenditures	$511	$483

20. Other Current Liabilities
The following summarizes the components of other current liabilities:

(Millions of dollars)	March 31, 2024	December 31, 2023
Environmental credits liability	$331	$778
Accrued interest payable	258	316
Other current liabilities	375	551
Total other current liabilities	$964	$1,645
21. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2022	$(163)	$165	$—	$2
Other comprehensive gain before reclassifications, net of tax of $1	—	3	—	3
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(11)	(5)	—	(16)
Amortization of actuarial gain(a)	(2)	—	—	(2)
Tax effect	3	1	—	4
Other comprehensive loss	(10)	(1)	—	(11)
Balance as of March 31, 2023	$(173)	$164	$—	$(9)

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2023	$(261)	$129	$1	$(131)
Other comprehensive gain (loss) before reclassifications, net of tax of $(1)	2	(1)	(3)	(2)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(8)	(5)	—	(13)
Amortization of actuarial loss(a)	1	—	—	1
Tax effect	1	1	—	2
Other comprehensive loss	(4)	(5)	(3)	(12)
Balance as of March 31, 2024	$(265)	$124	$(2)	$(143)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 22.

22. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Pension Benefits
Service cost	$54	$49
Interest cost	30	29
Expected return on plan assets	(37)	(42)
Amortization of prior service credit	(8)	(11)
Amortization of actuarial (gain) loss	1	(2)
Net periodic pension benefit cost	$40	$23

Other Benefits
Service cost	$5	$5
Interest cost	8	8
Amortization of prior service credit	(5)	(5)
Net periodic other benefit cost	$8	$8
The components of net periodic benefit cost, other than the service cost component, are included in net interest and other financial costs on the consolidated statements of income.
During the three months ended March 31, 2024, we made no contributions to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $3 million and $12 million, respectively, during the three months ended March 31, 2024.
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
At March 31, 2024 and December 31, 2023, accrued liabilities for remediation totaled $375 million and $387 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $5 million at both March 31, 2024 and December 31, 2023.
Governmental and other entities in various states have filed climate-related lawsuits against a number of energy companies, including MPC. Although each suit is separate and unique, the lawsuits generally allege defendants made knowing misrepresentations about knowingly concealing, or failing to warn of the impacts of their petroleum products which led to increased demand and worsened climate change. Plaintiffs are seeking unspecified damages and abatement under various tort theories, as well as breaches of consumer protection and unfair trade statutes. We are currently subject to such proceedings in federal or state courts in California, Delaware, Maryland, Hawaii, Rhode Island, South Carolina and Oregon. Similar lawsuits may be filed in other jurisdictions. At this early stage, the ultimate outcome of these matters remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Other Legal Proceedings
In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline that crosses the Fort Berthold Reservation in North Dakota. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, in December 2020, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA’s prior orders related to THPP’s alleged trespass and direct the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (collectively, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. On February 8, 2022, the U.S. Government Parties filed their answer and counterclaims to THPP’s suit claiming THPP is in continued trespass with respect to the pipeline and seek disgorgement of pipeline profits from June 1, 2013 to present, removal of the pipeline and remediation. On November 8, 2023, the District Court of North Dakota granted THPP’s motion to sever and stay the U.S. Government Parties’ counterclaims. The case will proceed on the merits of THPP’s challenge to the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. THPP continues not to operate that portion of the pipeline that crosses the property at issue.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tend to follow the terms of the underlying debt, which extend through 2040. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $222 million as of March 31, 2024.
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
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of March 31, 2024, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $170 million.

Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. The terms of the underlying debt extend through 2038. As of March 31, 2024, our maximum potential undiscounted payments under this arrangement were $91 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $114 million as of March 31, 2024, which primarily consist of a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, and leases of assets containing general lease indemnities and guaranteed residual values.
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
24. Subsequent Events
Additional $5 Billion Share Repurchase Authorization
On April 30, 2024, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases, tender offers or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be suspended, discontinued or restarted at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
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
•the timing, amount and form of any future capital return transactions, including dividends and share repurchases by MPC or distributions and unit repurchases by MPLX; and
•the anticipated effects of actions of third parties such as competitors, activist investors, federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.
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
•volatility in or degradation of general economic, market, industry or business conditions, including as a result of pandemics, other infectious disease outbreaks, natural hazards, extreme weather events, regional conflicts such as hostilities in the Middle East and in Ukraine, inflation, or rising interest rates;
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
For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.
EXECUTIVE SUMMARY
Business Update
Globally, oil demand is at a record high, as the need for affordable and reliable energy increases throughout the world. In the first quarter, global refined product inventories supported a constructive refining environment. In addition, global energy markets continue to experience disruptions resulting from regional conflicts, such as in the Middle East, Russia and Ukraine. We are unable to predict the potential effects that the continuance or escalation of the military conflicts, and related sanctions or market disruptions on shipping and energy costs, may have on our financial position and results.
In June 2023, the California legislature adopted and implemented certain provisions of Senate Bill No.2 (such statute, together with any regulations contemplated or issued thereunder, “SB X1-2”), which authorizes the CEC to establish a “maximum gross gasoline refining margin” with respect to refining activities in California, as well as establish penalties for refiners for exceeding the yet to be issued margin cap. The law further expands on existing reporting requirements for refiners to the CEC. As of the first quarter of 2024, the CEC is proceeding with rulemaking activity (i) on a maximum gross gasoline refining margin and penalty structure, and (ii) that is focused on refinery maintenance and turnarounds. We will evaluate the impact that SB X1-2 and any associated forthcoming CEC regulations may have on our current or anticipated future operations in California and results of operations when SB X1-2 is fully implemented.
Strategic Updates
Midstream Growth Transactions
On March 22, 2024, MPLX used $625 million of cash on hand to purchase additional ownership interest in existing joint ventures and gathering assets which will enhance our position in the Utica basin. Prior to the acquisition, MPLX owned an indirect interest in OGC and a direct interest in OCC and now owns a combined 73 percent interest in OGC and a 100 percent interest in OCC, and a dry gas gathering system in the Utica basin.

See Note 13 to the unaudited consolidated financial statements for additional information on this acquisition.
Additionally, on March 26 2024, MPLX entered into a definitive agreement to strategically combine the Whistler Pipeline and Rio Bravo Pipeline project in a newly formed joint venture. This will expand MPLX’s Permian natural gas value chain, increasing its footprint in the region for future growth. The transaction is expected to close in the second quarter of 2024, subject to receipt of required regulatory approvals and satisfaction of other customary closing conditions.

Share Repurchase Authorization
On April 30, 2024, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The share repurchase authorization has no expiration date. Future repurchases under the authorization will depend on the macro environment, cash available after opportunities for capital investment and growth of the business and market conditions. As of March 31, 2024, MPC had $4.63 billion remaining under its share repurchase authorizations.
See Note 8 and Note 24 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
Other
Succession Planning
As previously disclosed, MPC maintains a mandatory retirement policy that, absent a waiver or extension, requires an executive officer to retire from service to the company coincident with, or immediately following, the first of the month after such executive officer reaches age 65 (the "Policy"). Michael J. Hennigan, our Chief Executive Officer, will reach mandatory retirement on August 1, 2024. Accordingly, the MPC Board of Directors, with a focus on the long-term strategic direction of the company, is engaged in appropriate succession planning activities, including, among other customary steps, the review of succession candidates, as well as consideration of any waiver or extension of the Policy respecting Mr. Hennigan.
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
Select results are reflected in the following table.

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,874	$3,853
Midstream	1,589	1,530
Total reportable segments	$3,463	$5,383

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$3,463	$5,383
Corporate	(204)	(165)
Refining planned turnaround costs	(648)	(357)
Depreciation and amortization	(827)	(800)
Net interest and other financial costs	(179)	(154)
Income before income taxes	$1,605	$3,907

Net income attributable to MPC per diluted share	$2.58	$6.09
Net income attributable to MPC was $937 million, or $2.58 per diluted share, in the first quarter of 2024 compared to $2.72 billion, or $6.09 per diluted share, for the first quarter of 2023. The decrease in net income attributable to MPC was largely due to lower Refining & Marketing margins and higher turnaround costs, partially offset by a decreased provision for income taxes.
Refer to the Results of Operations section for a discussion of consolidated financial results and Segment Results for the first quarter of 2024 as compared to the first quarter of 2023.

MPLX
We owned approximately 647 million MPLX common units as of March 31, 2024, with a market value of $26.91 billion based on the March 28, 2024 closing price of $41.56 per common unit. On April 23, 2024, MPLX declared a quarterly cash distribution of $0.8500 per common unit payable on May 13, 2024, to unitholders of record on May 3, 2024. As a result, MPC’s portion of this distribution is approximately $550 million.
We received limited partner distributions of $550 million from MPLX in the three months ended March 31, 2024 and $502 million in the three months ended March 31, 2023.
During the three months ended March 31, 2024, MPLX repurchased approximately 2 million MPLX common units at an average cost per unit of $40.04 and paid $75 million of cash. As of March 31, 2024, approximately $771 million remained available under the authorization for future unit repurchases.
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
Midstream
Our Midstream segment gathers, transports, stores and distributes crude oil, refined products, including renewable diesel, and other hydrocarbon-based products, principally for our Refining & Marketing segment. Additionally, the segment markets refined products. The profitability of our pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. The profitability of our marine operations primarily depends on the quantity and availability of our vessels and barges. The profitability of our terminal operations primarily depends on the throughput volumes at our terminals. The profitability of our fuels distribution services primarily depends on the sales volumes of certain refined products. The profitability of our refining logistics operations depends on the quantity and availability of our refining logistics assets. A majority of the crude oil and refined product shipments on our pipelines and marine vessels, the throughput at our terminals and refining logistics assets serve our Refining & Marketing segment and our fuels distribution services are used solely by our Refining & Marketing segment. As discussed above in the Refining & Marketing section, MPLX, which is reported in our Midstream segment, has various long-term, fee-based commercial agreements related to services provided to our Refining & Marketing segment. Under these agreements, MPLX has received various commitments of minimum throughput, storage and distribution volumes as well as commitments to pay for all available capacity of certain assets. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines, terminals and marine operations. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport, store, distribute and market is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines and marine operations. In most of our markets, demand for gasoline and distillate peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.
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
Consolidated Results of Operations

	Three Months Ended March 31,
(Millions of dollars)	2024	2023	Variance
Revenues and other income:
Sales and other operating revenues	$32,706	$34,864	$(2,158)
Income from equity method investments	204	133	71
Net gain on disposal of assets	20	3	17
Other income	281	77	204
Total revenues and other income	33,211	35,077	(1,866)

Costs and expenses:
Cost of revenues (excludes items below)	29,593	29,294	299
Depreciation and amortization	827	800	27
Selling, general and administrative expenses	779	691	88
Other taxes	228	231	(3)
Total costs and expenses	31,427	31,016	411

Income from operations	1,784	4,061	(2,277)
Net interest and other financial costs	179	154	25
Income before income taxes	1,605	3,907	(2,302)
Provision for income taxes	293	823	(530)
Net income	1,312	3,084	(1,772)
Less net income attributable to:
Redeemable noncontrolling interest	10	23	(13)
Noncontrolling interests	365	337	28
Net income attributable to MPC	$937	$2,724	$(1,787)
First Quarter 2024 Compared to First Quarter 2023
Net income attributable to MPC decreased $1.79 billion in the first quarter of 2024 compared to the first quarter of 2023 primarily due to lower Refining & Marketing margins and higher turnaround costs, partially offset by a decreased provision for income taxes.
Revenues and other income decreased $1.87 billion primarily due to:
•decreased sales and other operating revenues of $2.16 billion primarily due to decreased Refining & Marketing segment average refined product sales prices of $0.18 per gallon and decreased refined product sales volumes of 75 mbpd, largely due to lower throughputs as a result of higher turnaround activity;
•increased income from equity method investments of $71 million primarily due to increased income from our Martinez Renewables joint venture; and
•increased other income of $204 million largely due to insurance proceeds and higher income on RIN sales.

Costs and expenses increased $411 million primarily due to:
•increased cost of revenues of $299 million mainly due to higher contract services and material and supply expenses related to increased turnaround activity; and
•increased selling, general and administrative expenses of $88 million primarily due to increased equity compensation.
We recorded a combined federal, state and foreign income tax provision of $293 million for the three months ended March 31, 2024, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests offset by state taxes. We recorded a combined federal, state and foreign income tax provision of $823 million for the three months ended March 31, 2023, which was higher than the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests.
Segment Results
We classify our business in the following reportable segments: Refining & Marketing and Midstream. Segment adjusted EBITDA represents adjusted EBITDA attributable to the reportable segments. Amounts included in income before income taxes and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) turnaround expenses and (iv) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment or (iii) are not tied to the operational performance of the segment.

The following shows the percentage of segment adjusted EBITDA by segment for the three months ended March 31, 2024 and 2023.

Refining & Marketing
The following includes key financial and operating data for the first quarter of 2024 compared to the first quarter of 2023.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended March 31,
	2024	2023
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,664	2,837
Refining & Marketing margin per barrel(a)(b)	$18.99	$26.15
Less:
Refining operating costs per barrel(c)	6.14	5.68
Distribution costs per barrel(d)	5.95	5.26
Other (income) loss per barrel(e)	(0.83)	0.12
Refining & Marketing segment adjusted EBITDA per barrel	$7.73	$15.09
Less:
Refining planned turnaround costs per barrel	2.67	1.40
Depreciation and amortization per barrel	1.90	1.82
Refining & Marketing segment income per barrel	$3.16	$11.87
Per barrel fees paid to MPLX included in distribution costs above	$3.99	$3.66
(a)Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.
(b)See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.
(c)Refining operating costs exclude planned turnaround and depreciation and amortization expense.
(d)Distribution costs exclude depreciation and amortization expense.
(e)Includes income or loss from equity method investments, net gain or loss on disposal of assets and other income or loss.

The following information presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

	Three Months Ended March 31,
	2024	2023
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$2.13	$2.38
Chicago ULSD	2.48	2.75
USGC CBOB unleaded regular gasoline	2.23	2.39
USGC ULSD	2.62	2.87
LA CARBOB	2.58	2.73
LA CARB diesel	2.67	2.91

Market Indicators (dollars per barrel)
WTI	$76.91	$75.99
MEH	78.85	77.74
ANS	81.43	79.02
Crack Spreads:
Mid-Continent WTI 3-2-1	$15.46	$22.41
USGC MEH 3-2-1	16.49	21.19
West Coast ANS 3-2-1	24.22	29.63
Blended 3-2-1(a)	17.62	23.36

Crude Oil Differentials:
Sweet	$(1.31)	$0.28
Sour	(5.67)	(9.23)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/40/20 percent in 2024 and 2023.
First Quarter 2024 Compared to First Quarter 2023
Refining & Marketing segment revenues decreased $2.17 billion primarily due to decreased average refined product sales prices of $0.18 per gallon and decreased refined product sales volumes of 75 mbpd.
Net refinery throughput decreased 173 mbpd during the first quarter of 2024 largely due to increased turnaround activity during the quarter.
Refining & Marketing segment adjusted EBITDA decreased $1.98 billion primarily due to decreases in per barrel margins and throughput. Refining & Marketing segment adjusted EBITDA was $7.73 per barrel for the first quarter of 2024, versus $15.09 per barrel for the first quarter of 2023.
Refining & Marketing margin was $18.99 per barrel for the first quarter of 2024 compared to $26.15 per barrel for the first quarter of 2023. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $2 billion on Refining & Marketing margin for the first quarter of 2024 compared to the first quarter of 2023, primarily due to narrower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net negative effect of approximately $300 million on Refining & Marketing segment adjusted EBITDA in the first quarter of 2024 compared to the first quarter of 2023.
For the three months ended March 31, 2024, refining operating costs, excluding depreciation and amortization, increased $0.46 per barrel, or $40 million, primarily driven by lower throughput and higher expenses for projects conducted during turnaround activity.

Distribution costs, excluding depreciation and amortization, increased $0.69 per barrel, or $98 million, and include fees paid to MPLX of $967 million and $935 million for the first quarter of 2024 and 2023, respectively. The per barrel increase was primarily due to higher pipeline tariff rates and logistics fee escalations and lower throughput.
Refining planned turnaround costs increased $1.27 per barrel, or $291 million, due to the scope and timing of turnaround activity and lower throughput.
Depreciation and amortization increased $0.08 per barrel due to lower throughput.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $301 million and $467 million in the first quarter of 2024 and 2023, respectively. The RINs expense is included in Refining & Marketing margin. The decrease in the first quarter of 2024 was primarily due to increased RINs generated and acquired from our Martinez Renewables joint venture and lower obligated volume.
Supplemental Refining & Marketing Statistics

	Three Months Ended March 31,
	2024	2023
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	82	89

Refinery throughput (mbpd):
Crude oil refined	2,427	2,566
Other charge and blendstocks	237	271
Net refinery throughput	2,664	2,837

Sour crude oil throughput percent	46	41
Sweet crude oil throughput percent	54	59

Refined product yields (mbpd):
Gasoline(b)	1,370	1,508
Distillates(b)	943	1,024
Propane	64	67
NGLs and petrochemicals(b)	166	157
Heavy fuel oil	69	31
Asphalt	81	84
Total	2,693	2,871

Refined product export sales volumes (mbpd)(c)	278	298
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Product yields include renewable production.
(c)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the first quarter of 2024 compared to the first quarter of 2023.

Midstream Sales and Other Operating Revenues
Q1 2024
$1,221
$1,403
$2,624
Q1 2023
$1,201
$1,362
$2,563
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes amounts related to MPLX operated unconsolidated equity method investments on a 100 percent basis.

	Three Months Ended March 31,
Benchmark Prices	2024	2023
Natural Gas NYMEX HH (per MMBtu)	$2.09	$2.77
C2 + NGL Pricing (per gallon)(a)	$0.74	$0.77
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.
First Quarter 2024 Compared to First Quarter 2023
In the first quarter of 2024, Midstream segment adjusted EBITDA increased $59 million. Sales and operating revenues increased $61 million mainly due to higher rates and higher processing volumes, partially offset by lower throughputs due to refining turnaround activity and lower NGL prices. Purchased product costs decreased $37 million, primarily due to lower NGL volumes of $23 million and lower NGL prices of $18 million, and income from equity method investments increased approximately $12 million.
Corporate

Key Financial Information (millions of dollars)	Three Months Ended March 31,
	2024	2023
Corporate(a)	$(228)	$(184)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $24 million and $19 million for the first quarter of 2024 and 2023, respectively.
First Quarter 2024 Compared to First Quarter 2023
In the first quarter of 2024, corporate expenses increased $44 million primarily due to increased equity compensation of $33 million which includes a $26 million increase in stock compensation expense driven by the fair value remeasurement of outstanding performance-based stock units.
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

Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Refining & Marketing segment adjusted EBITDA	$1,874	$3,853
Plus (Less):
Depreciation and amortization	(460)	(464)
Refining planned turnaround costs	(648)	(357)
Selling, general and administrative expenses	629	592
(Income) loss from equity method investments	(23)	36
Net gain on disposal of assets	—	(3)
Other income	(244)	(51)
Refining & Marketing gross margin	1,128	3,606
Plus (Less):
Operating expenses (excluding depreciation and amortization)	3,148	2,745
Depreciation and amortization	460	464
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(73)	(67)
Other taxes included in Refining & Marketing margin	(59)	(71)
Refining & Marketing margin	$4,604	$6,677
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $3.18 billion at March 31, 2024 compared to $5.44 billion at December 31, 2023. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Net cash provided by (used in):
Operating activities	$1,532	$4,057
Investing activities	(824)	(816)
Financing activities	(2,977)	(3,907)
Total decrease in cash	$(2,269)	$(666)
Operating Activities
Net cash provided by operating activities decreased $2.53 billion in the first three months of 2024 compared to the first three months of 2023. The change in net cash provided by operating activities was primarily due to a decrease in operating results and an unfavorable change in working capital of $764 million, when comparing the change in working capital in both periods.
For the first three months of 2024, changes in working capital, excluding changes in short-term debt, were a net $389 million use of cash primarily due to the effects of increasing energy commodity prices and volumes at the end of the period on working capital. Accounts payable increased primarily due to increases in crude oil prices and volumes. Current receivables increased primarily due to increases in crude oil volumes and prices and refined product prices, partially offset by a decrease in refined product volumes. Inventories increased primarily due to increases in refined product and crude oil inventory volumes. Additionally, working capital was unfavorably impacted by changes in prepaid assets and current liabilities.
For the first three months of 2023, changes in working capital, excluding changes in short-term debt, were a net $375 million source of cash primarily due to the effects of decreasing energy commodity volumes and prices at the end of the period on working capital. Accounts payable decreased primarily due to decreases in crude oil volumes and prices. Inventories increased primarily due to increases in crude oil and refined product inventories. Current receivables decreased primarily due to decreases in crude oil volumes and prices. Additionally, working capital was favorably impacted by changes in income tax receivable.
Investing Activities
Net cash used in investing activities was $824 million in the first three months of 2024 compared to $816 million in the first three months of 2023.
•In the first three months of 2024, purchases of short-term investments of $1.66 billion were more than offset by maturities and sales of short-term investments of $1.89 billion and $193 million, respectively. In the first three months of 2023, purchases of short-term investments of $2.11 billion were partially offset by maturities and sales of short-term investments of $1.16 billion and $631 million, respectively.
•Additions to property, plant and equipment increased $128 million. See the Capital Requirements section for additional information on our capital investment plan.
•Cash used for acquisitions of $622 million in the first three months of 2024 included an acquisition in our Midstream segment.
•Cash used in investments was $125 million for the first three months of 2024 compared to $207 million for the first three months of 2023. In 2024, investments primarily included a $92 million equity method investment contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt. In 2023, investments primarily included the Martinez Renewables joint venture and the acquisition of a 49.9 percent equity interest in LF Bioenergy for approximately $56 million.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Additions to property, plant and equipment per the consolidated statements of cash flows	$585	$457
Increase (decrease) in capital accruals	(74)	26
Total capital expenditures	511	483
Investments in equity method investees	125	207
Total capital expenditures and investments	$636	$690
Financing Activities
Financing activities were a net $2.98 billion use of cash in the first three months of 2024 compared to a net $3.91 billion use of cash in the first three months of 2023.
•Long-term debt borrowings and repayments were a net $17 million use of cash in the first three months of 2024 compared to a net $553 million source of cash in the first three months of 2023. During the first three months of 2023, MPLX issued $1.6 billion aggregate principal amount of senior notes and redeemed $1.0 billion aggregate principal amount of senior notes.
•Cash used in common stock repurchases, including fees and expenses, totaled $2.22 billion in the first three months of 2024 compared to $3.18 billion in the first three months of 2023. See the Capital Requirements section for further discussion of our stock repurchases.
•Cash used in dividend payments decreased $38 million due to a reduction of shares resulting from share repurchases in 2023, partially offset by an increase in per share dividends.
•Cash used in repurchases of noncontrolling interests was $75 million in the first three months of 2024 related to the repurchase of MPLX common units. See Note 4 to the unaudited consolidated financial statements for further discussion of MPLX.
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
Our liquidity, excluding MPLX, totaled $12.29 billion at March 31, 2024 consisting of:

	March 31, 2024
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	—	100
Total	$5,100	$—	$1	$5,099
Cash and cash equivalents and short-term investments(b)				7,189
Total liquidity				$12,288
(a)The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.
(b)Excludes cash and cash equivalents of MPLX of $385 million.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At March 31, 2024, we had no borrowings outstanding under the commercial paper program.
MPC’s bank revolving credit facility and trade receivables facility contain representations and warranties, affirmative and negative covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of March 31, 2024, we were in compliance with such covenants and restrictions.
Our intention is to maintain an investment-grade credit profile. As of March 31, 2024, the credit ratings on our senior unsecured debt are as follows.

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

MPLX
MPLX’s liquidity totaled $3.89 billion at March 31, 2024 consisting of:

	March 31, 2024
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				385
Total liquidity				$3,885
MPLX’s bank revolving credit facility contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of March 31, 2024, MPLX was in compliance with such covenants.
Our intention is to maintain an investment-grade credit profile for MPLX. As of March 31, 2024, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
The agreements governing MPLX’s debt obligations do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that MPLX credit ratings are downgraded. However, any downgrades of MPLX senior unsecured debt to below investment-grade ratings could increase the applicable interest rates, yields and other fees payable under such agreements. In addition, a downgrade of MPLX senior unsecured debt ratings to below investment-grade levels may limit MPLX’s ability to obtain future financing, including to refinance existing indebtedness.
See Note 17 to the unaudited consolidated financial statements for further discussion of MPLX’s debt.
Capital Requirements
Capital Investment Plan
MPC's capital investment plan for 2024 totals approximately $1.25 billion for capital projects and investments, excluding capitalized interest, potential acquisitions, if any, and MPLX’s capital investment plan. MPC’s capital investment plan includes all of the planned capital spending for Refining & Marketing and Corporate, as well as a portion of the planned capital investments for Midstream. The remainder of the planned capital spending for Midstream reflects the capital investment plan for MPLX, which totals $1.1 billion, excluding reimbursable capital and $92 million for the repayment of MPLX’s share of the Dakota Access joint venture’s debt due in 2024. We continuously evaluate our capital investment plan and make changes as conditions warrant.

Capital expenditures and investments for MPC and MPLX are summarized below.

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$291	$421
Midstream - Other	2	2
Corporate and Other(b)	6	7
Total MPC, excluding MPLX	$299	$430

Midstream - MPLX(c)	$325	$239
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $12 million and $21 million for the three months ended March 31, 2024 and 2023, respectively.
(c)    Includes a $92 million equity method investment contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt and reimbursable capital of $31 million.
Capital expenditures and investments in affiliates during the three months ended March 31, 2024, were primarily for Refining & Marketing and Midstream projects. Major Refining & Marketing projects include advancing improvements focused on integrating and modernizing utility systems and increasing energy efficiency, with the added benefit of addressing upcoming regulation mandating further reductions in emissions at our Los Angeles refinery, a multi-year project to upgrade high sulfur distillate to ULSD and maximize distillate volume expansion at our Galveston Bay refinery, other traditional projects that will enhance the yields of our refineries, improve energy efficiency, and lower our costs as well as investments in our branded marketing footprint.
Major Midstream projects include gas processing plants in the Marcellus and Permian basins and gathering projects in the Marcellus, Utica and Permian basins.
Share Repurchases
Total share repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Number of shares repurchased	13	25
Cash paid for shares repurchased	$2,218	$3,180
Average cost per share(a)	$168.05	$126.56
(a)     The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but does not reduce the share repurchase authorization.
From January 1, 2012 through March 31, 2024, our board of directors had approved $50.05 billion in total share repurchase authorizations and we repurchased a total of $45.42 billion of our common stock. As of March 31, 2024, MPC has $4.63 billion remaining under its share repurchase authorizations. On April 30, 2024, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The authorization has no expiration date.
We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases, tender offers or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be suspended, discontinued or restarted at any time.
See Note 8 and Note 24 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.

MPLX Unit Repurchases
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per unit data)	2024	2023
Number of common units repurchased	2	—
Cash paid for common units repurchased	$75	$—
Average cost per unit	$40.04	$—
As of March 31, 2024, approximately $771 million remained available under its unit repurchase authorization.
MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of repurchases will depend upon several factors, including market and business conditions, and repurchases may be suspended, discontinued or restarted at any time.
Cash Commitments
Contractual Obligations
As of March 31, 2024, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first three months of 2024, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2023.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 17 and 22, respectively, to the unaudited consolidated financial statements, and financing and operating leases.
Other Cash Commitments
On April 24, 2024, our board of directors declared a dividend of $0.825 per share on common stock. The dividend is payable June 10, 2024, to shareholders of record as of the close of business on May 16, 2024.
During the three months ended March 31, 2024, we made no contributions to our funded pension plans. We have no required funding for 2024, but may make voluntary contributions at our discretion depending on the anticipated funding status and plan asset performance.
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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements.
There have been no additional significant changes to our environmental matters and compliance costs during the three months ended March 31, 2024.
CRITICAL ACCOUNTING ESTIMATES
As of March 31, 2024, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.

ACCOUNTING STANDARDS NOT YET ADOPTED
As discussed in Note 2 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023.
See Notes 15 and 16 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table includes the composition of net gains and losses on our commodity derivative positions as of March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
(Millions of dollars)	2024	2023
Realized gain (loss) on settled derivative positions	$(37)	$125
Unrealized loss on open net derivative positions	(37)	(61)
Net gain (loss)	$(74)	$64
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at March 31, 2024.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2024 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of March 31, 2024
Crude	$(64)	$(161)	$64	$161
Refined products	4	10	(4)	(10)
Blending products	1	2	(1)	(2)
Soybean oil	(8)	(20)	8	20
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2024 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of March 31, 2024 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and, in addition to short-term investments which are recorded at fair value, are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value as of March 31, 2024(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended March 31, 2024(c)
Long-term debt
Fixed-rate	$25,520	$1,966	n/a
Variable-rate	—	—	—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2024.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the three months ended March 31, 2024.
At March 31, 2024, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2024, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
EPA Enforcement
On December 18, 2023, EPA Region 6 issued a Notice of Violation and Opportunity to Confer alleging violations of the National Emission Standard for Benzene Waste Operations at 40 C.F.R. Part 61, Subpart FF (“BWON”) and of the New Source Performance Standards for Volatile Organic Compounds from Petroleum Wastewater Systems at 40 C.F.R. Part 60, Subpart QQQ (“NSPS QQQ”) at our Garyville refinery. On January 10, 2024, EPA Region 5 issued a Finding of Violation alleging violations of BWON and NSPS QQQ at our St. Paul Park refinery. In addition, EPA has conducted a compliance inspection at our Anacortes refinery. In February 2024, EPA published an enforcement alert noting its ongoing efforts to evaluate petroleum refineries’ compliance with BWON and NSPS QQQ. We have begun discussions with EPA to resolve these matters. We cannot currently estimate the amount of any civil penalty or the timing of the resolution of these matters, but do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended March 31, 2024, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
01/01/2024-01/31/2024	5,734,014	$154.25	5,734,014	$5,899
02/01/2024-02/29/2024	2,510,801	169.69	2,510,801	5,473
03/01/2024-03/31/2024	4,682,743	178.42	4,682,743	4,638
Total	12,927,558	166.00	12,927,558
(a)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations. The weighted average price includes any commissions paid to brokers during the relevant period.
(b)On May 2, 2023, we announced that our board of directors had approved a $5.0 billion share repurchase authorization. On October 25, 2023, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization. On April 30, 2024, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization that is not included in the maximum remaining amount that may yet be purchased set forth in the table above. These share repurchase authorizations have no expiration date.
(c)The maximum dollar value remaining has been reduced by the payment of any commissions paid to brokers during the relevant period.

Item 5. Other Information
During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated April 24, 2024	8-K	3.2	4/26/2024	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021	10-Q	3.2	11/2/2021	001-35054
10.1	Form of 2024 MPLX Phantom Unit Award Agreement					X
10.2	Fifth Amendment to the Marathon Petroleum Thrift Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2024	MARATHON PETROLEUM CORPORATION

	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski Vice President and Controller