Form 10-Q
period 2024-06-30
Marathon Petroleum Corp
filed 2024-08-06
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 334,684,050 shares of Marathon Petroleum Corporation common stock outstanding as of July 31, 2024.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues and other income:
Sales and other operating revenues	$37,914	$36,343	$70,620	$71,207
Income from equity method investments	373	199	577	332
Net gain (loss) on disposal of assets	(1)	13	19	16
Other income	76	269	357	346
Total revenues and other income	38,362	36,824	71,573	71,901

Costs and expenses:
Cost of revenues (excludes items below)	33,945	31,762	63,538	61,056
Depreciation and amortization	838	834	1,665	1,634
Selling, general and administrative expenses	823	704	1,602	1,395
Other taxes	234	219	462	450
Total costs and expenses	35,840	33,519	67,267	64,535

Income from operations	2,522	3,305	4,306	7,366
Net interest and other financial costs	194	142	373	296
Income before income taxes	2,328	3,163	3,933	7,070
Provision for income taxes	373	583	666	1,406
Net income	1,955	2,580	3,267	5,664
Less net income attributable to:
Redeemable noncontrolling interest	5	23	15	46
Noncontrolling interests	435	331	800	668
Net income attributable to MPC	$1,515	$2,226	$2,452	$4,950

Per share data (See Note 7)
Basic:
Net income attributable to MPC per share	$4.34	$5.34	$6.90	$11.49
Weighted average shares outstanding	349	417	355	430

Diluted:
Net income attributable to MPC per share	$4.33	$5.32	$6.88	$11.44
Weighted average shares outstanding	350	419	356	432
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Net income	$1,955	$2,580	$3,267	$5,664
Defined benefit plans:
Actuarial changes, net of tax of $—, $(2), $1 and $(1), respectively	1	(6)	3	(4)
Prior service, net of tax of $(4), $(4), $(7) and $(8), respectively	(10)	(12)	(21)	(25)
Other, net of tax of $—, $(1), $(1) and $(1), respectively	—	(3)	(3)	(3)
Other comprehensive loss	(9)	(21)	(21)	(32)
Comprehensive income	1,946	2,559	3,246	5,632
Less comprehensive income attributable to:
Redeemable noncontrolling interest	5	23	15	46
Noncontrolling interests	435	331	800	668
Comprehensive income attributable to MPC	$1,506	$2,205	$2,431	$4,918
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(Millions of dollars, except share data)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$4,441	$5,443
Short-term investments	4,058	4,781
Receivables, less allowance for doubtful accounts of $50 and $44, respectively	12,307	12,187
Inventories	9,800	9,317
Other current assets	741	403
Total current assets	31,347	32,131
Equity method investments	6,821	6,260
Property, plant and equipment, net	34,686	35,112
Goodwill	8,244	8,244
Right of use assets	1,187	1,233
Other noncurrent assets	2,944	3,007
Total assets	$85,229	$85,987

Liabilities
Accounts payable	$14,865	$13,761
Payroll and benefits payable	766	1,115
Accrued taxes	1,680	1,221
Debt due within one year	4,903	1,954
Operating lease liabilities	463	454
Other current liabilities	1,323	1,645
Total current liabilities	24,000	20,150
Long-term debt	24,034	25,329
Deferred income taxes	5,810	5,834
Defined benefit postretirement plan obligations	1,228	1,102
Long-term operating lease liabilities	711	764
Deferred credits and other liabilities	1,358	1,409
Total liabilities	57,141	54,588

Commitments and contingencies (see Note 23)
Redeemable noncontrolling interest	202	895

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 994 million and 993 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 653 million and 625 million shares	(48,592)	(43,502)
Additional paid-in capital	33,635	33,465
Retained earnings	36,423	34,562
Accumulated other comprehensive loss	(152)	(131)
Total MPC stockholders’ equity	21,324	24,404
Noncontrolling interests	6,562	6,100
Total equity	27,886	30,504
Total liabilities, redeemable noncontrolling interest and equity	$85,229	$85,987
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Millions of dollars)	2024	2023
Operating activities:
Net income	$3,267	$5,664
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	(39)	(27)
Depreciation and amortization	1,665	1,634
Pension and other postretirement benefits, net	66	25
Deferred income taxes	(95)	22
Net gain on disposal of assets	(19)	(16)
Income from equity method investments	(577)	(332)
Distributions from equity method investments	554	429
Changes in the fair value of derivative instruments	10	88
Changes in:
Current receivables	(82)	3,290
Inventories	(481)	(708)
Current liabilities and other current assets	704	(1,787)
Right of use assets and operating lease liabilities, net	1	(1)
All other, net	(200)	(240)
Net cash provided by operating activities	4,774	8,041

Investing activities:
Additions to property, plant and equipment	(1,072)	(938)
Acquisitions, net of cash acquired	(622)	—
Disposal of assets	2	24
Investments – acquisitions and contributions	(179)	(296)
– redemptions, repayments, return of capital and sales proceeds	134	—
Purchases of short-term investments	(2,929)	(4,723)
Sales of short-term investments	195	1,583
Maturities of short-term investments	3,523	2,231
All other, net	141	423
Net cash used in investing activities	(807)	(1,696)

Financing activities:
Long-term debt – borrowings	1,630	1,589
– repayments	(38)	(1,043)
Debt issuance costs	(14)	(15)
Issuance of common stock	19	27
Common stock repurchased	(5,114)	(6,248)
Dividends paid	(589)	(653)
Distributions to noncontrolling interests	(672)	(635)
Repurchases of noncontrolling interests	(150)	—
Redemption of noncontrolling interests - preferred units	—	(600)
All other, net	(42)	(49)
Net cash used in financing activities	(4,970)	(7,627)

Net change in cash, cash equivalents and restricted cash	(1,003)	(1,282)
Cash, cash equivalents and restricted cash at beginning of period(a)	5,446	8,631
Cash, cash equivalents and restricted cash at end of period(a)	$4,443	$7,349

(a)Restricted cash is included in other current assets on our consolidated balance sheets.
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	993	$10	(625)	$(43,502)	$33,465	$34,562	$(131)	$6,100	$30,504	$895
Net income	—	—	—	—	—	937	—	365	1,302	10
Dividends declared on common stock ($0.825 per share)	—	—	—	—	—	(299)	—	—	(299)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(314)	(314)	(23)
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)	—
Shares repurchased	—	—	(13)	(2,172)	—	—	—	—	(2,172)	—
Share-based compensation	—	—	—	—	(7)	(1)	—	(1)	(9)	—
Equity transactions of MPLX	—	—	—	—	72	—	—	138	210	(321)
Balance as of March 31, 2024	993	$10	(638)	$(45,674)	$33,530	$35,199	$(143)	$6,288	$29,210	$561
Net income	—	—	—	—	—	1,515	—	435	1,950	5
Dividends declared on common stock ($0.825 per share)	—	—	—	—	—	(290)	—	—	(290)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(325)	(325)	(10)
Other comprehensive loss	—	—	—	—	—	—	(9)	—	(9)	—
Shares repurchased	—	—	(15)	(2,918)	—	—	—	—	(2,918)	—
Share-based compensation	1	—	—	—	26	(1)	—	4	29	—
Equity transactions of MPLX	—	—	—	—	79	—	—	160	239	(354)
Balance as of June 30, 2024	994	$10	(653)	$(48,592)	$33,635	$36,423	$(152)	$6,562	$27,886	$202

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	990	$10	(536)	$(31,841)	$33,402	$26,142	$2	$6,404	$34,119	$968
Net income	—	—	—	—	—	2,724	—	337	3,061	23
Dividends declared on common stock ($0.75 per share)	—	—	—	—	—	(336)	—	—	(336)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(306)	(306)	(23)
Other comprehensive loss	—	—	—	—	—	—	(11)	—	(11)	—
Shares repurchased	—	—	(25)	(3,238)	—	—	—	—	(3,238)	—
Share-based compensation	1	—	—	—	3	—	—	—	3	—
Equity transactions of MPLX	—	—	—	—	3	(2)	—	(598)	(597)	—
Balance as of March 31, 2023	991	$10	(561)	$(35,079)	$33,408	$28,528	$(9)	$5,837	$32,695	$968
Net income	—	—	—	—	—	2,226	—	331	2,557	23
Dividends declared on common stock ($0.75 per share)	—	—	—	—	—	(312)	—	—	(312)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(283)	(283)	(23)
Other comprehensive loss	—	—	—	—	—	—	(21)	—	(21)	—
Shares repurchased	—	—	(26)	(3,040)	—	—	—	—	(3,040)	—
Share-based compensation	1	—	—	—	3	—	—	1	4	—
Equity transactions of MPLX	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2023	992	$10	(587)	$(38,119)	$33,411	$30,442	$(30)	$5,886	$31,600	$968
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.
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
3. Short-Term Investments
Investments Components
The components of investments were as follows:

	June 30, 2024
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$2,816	$—	$(1)	$2,815	$314	$2,501
Certificates of deposit and time deposits	Level 2	1,505	—	(1)	1,504	520	984
U.S. government securities	Level 1	387	—	(1)	386	—	386
Corporate notes and bonds	Level 2	193	—	—	193	6	187
Total available-for-sale debt securities		$4,901	$—	$(3)	$4,898	$840	$4,058
Cash					3,601	3,601	—
Total					$8,499	$4,441	$4,058

	December 31, 2023
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$3,154	$2	$—	$3,156	$281	$2,875
Certificates of deposit and time deposits	Level 2	1,836	1	—	1,837	800	1,037
U.S. government securities	Level 1	785	—	(1)	784	—	784
Corporate notes and bonds	Level 2	85	—	—	85	—	85
Total available-for-sale debt securities		$5,860	$3	$(1)	$5,862	$1,081	$4,781
Cash					4,362	4,362	—
Total					$10,224	$5,443	$4,781
Our investment policy includes concentration limits and credit rating requirements which limit our investments to high quality, short term and highly liquid securities.
Realized gains/losses were not material. All of our available-for-sale debt securities held as of June 30, 2024 mature within one year or less or are readily available for use.
4. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of June 30, 2024, we owned approximately 63 percent of the outstanding MPLX common units compared to 65 percent as of December 31, 2023. Our ownership was impacted by changes in the redeemable non-controlling interest.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2024	2023	2024	2023
Number of common units repurchased	2	—	4	—
Cash paid for common units repurchased	$75	$—	$150	$—
Average cost per unit	$41.10	$—	$40.56	$—
As of June 30, 2024, MPLX had approximately $696 million remaining under its unit repurchase authorization.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Increase due to change in ownership	$119	$—	$227	$1
Tax impact	(40)	—	(76)	2
Increase in MPC's additional paid-in capital, net of tax	$79	$—	$151	$3
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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,501	$1,048
Receivables, less allowance for doubtful accounts	758	836
Inventories	168	159
Other current assets	33	33
Equity method investments	4,373	3,743
Property, plant and equipment, net	19,186	19,264
Goodwill	7,645	7,645
Right of use assets	282	264
Other noncurrent assets	1,560	1,644

Liabilities
Accounts payable	$610	$723
Accrued taxes	88	79
Debt due within one year	2,827	1,135
Operating lease liabilities	50	45
Other current liabilities	373	336
Long-term debt	19,245	19,296
Deferred income taxes	16	16
Long-term operating lease liabilities	225	211
Deferred credits and other liabilities	482	476
6. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Sales to related parties	$227	$263	$498	$452
Purchases from related parties	574	480	1,154	791
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income	$1,955	$2,580	$3,267	$5,664
Net income attributable to noncontrolling interest	(440)	(354)	(815)	(714)
Net income allocated to participating securities	(1)	(1)	(2)	(3)
Redemption of preferred units	—	—	—	(2)
Income available to common stockholders	$1,514	$2,225	$2,450	$4,945

Weighted average common shares outstanding:
Basic	349	417	355	430
Effect of dilutive securities	1	2	1	2
Diluted	350	419	356	432

Income available to common stockholders per share:
Basic:
Net income attributable to MPC per share	$4.34	$5.34	$6.90	$11.49

Diluted:
Net income attributable to MPC per share	$4.33	$5.32	$6.88	$11.44
Potential common shares that were anti-dilutive and, therefore, omitted from the diluted share calculation, were immaterial for all periods.
8. Equity
On April 30, 2024, MPC announced that our board of directors approved a $5.0 billion share repurchase authorization in addition to the $5.0 billion share repurchase authorization announced in October 2023. As of June 30, 2024, $6.74 billion remained available for repurchase under these share repurchase authorizations. These share repurchase authorizations have no expiration date.
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
Total share repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Number of shares repurchased	15	26	28	51
Cash paid for shares repurchased	$2,896	$3,068	$5,114	$6,248
Average cost per share(a)	$185.34	$117.62	$177.54	$122.07
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,972	$3,163	$3,846	$7,016
Midstream	1,620	1,532	3,209	3,062
Total reportable segments	$3,592	$4,695	$7,055	$10,078

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$3,592	$4,695	$7,055	$10,078
Corporate	(200)	(164)	(404)	(329)
Refining planned turnaround costs	(183)	(392)	(831)	(749)
Gain on sale of assets(a)	151	—	151	—
Depreciation and amortization	(838)	(834)	(1,665)	(1,634)
Net interest and other financial costs	(194)	(142)	(373)	(296)
Income before income taxes	$2,328	$3,163	$3,933	$7,070
(a)Gain from the Whistler Joint Venture Transaction (as defined in Note 13). See Note 13 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$36,654	$35,167	$68,139	$68,830
Intersegment revenues	34	21	71	48
Refining & Marketing segment revenues	36,688	35,188	68,210	68,878

Midstream
Revenues from external customers(a)	1,260	1,176	2,481	2,377
Intersegment revenues	1,448	1,347	2,851	2,709
Midstream segment revenues	2,708	2,523	5,332	5,086

Total segment revenues	39,396	37,711	73,542	73,964
Less: intersegment revenues	1,482	1,368	2,922	2,757
Consolidated sales and other operating revenues(a)	$37,914	$36,343	$70,620	$71,207
(a)    Includes related party sales. See Note 6 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Income from equity method investments
Refining & Marketing	$19	$17	$42	$(19)
Midstream	203	182	384	351
Corporate(a)	151	—	151	—
Consolidated income from equity method investments	$373	$199	$577	$332

Depreciation and amortization
Refining & Marketing	$470	$484	$930	$948
Midstream	345	331	688	648
Corporate	23	19	47	38
Consolidated depreciation and amortization	$838	$834	$1,665	$1,634

Capital expenditures
Refining & Marketing	$304	$243	$595	$664
Midstream	241	273	568	514
Segment capital expenditures and investments	545	516	1,163	1,178
Less investments in equity method investees	54	89	179	296
Plus:
Corporate	12	33	18	40
Capitalized interest	12	13	24	34
Consolidated capital expenditures(b)	$515	$473	$1,026	$956
(a)Gain from the Whistler Joint Venture Transaction. See Note 13 for additional information.
(b)Includes changes in capital expenditure accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the six months ended June 30, 2024 and 2023 as reported in the consolidated statements of cash flows.

10. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Interest income	$(105)	$(119)	$(206)	$(240)
Interest expense	341	329	682	663
Interest capitalized	(13)	(13)	(25)	(36)
Pension and other postretirement non-service costs(a)	(11)	(25)	(22)	(48)
Loss on extinguishment of debt	—	—	—	9
Investments - net premium (discount) amortization	(31)	(31)	(70)	(59)
Other financial costs	13	1	14	7
Net interest and other financial costs	$194	$142	$373	$296
(a)See Note 22.
11. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $373 million and $666 million for the three and six months ended June 30, 2024, respectively, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests offset by state taxes.
We recorded a combined federal, state and foreign income tax provision of $583 million and $1.41 billion for the three and six months ended June 30, 2023, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, a benefit related to foreign derived intangible income, offset by state taxes.
12. Inventories

(Millions of dollars)	June 30, 2024	December 31, 2023
Crude oil	$3,512	$3,211
Refined products	5,153	4,940
Materials and supplies	1,135	1,166
Total	$9,800	$9,317
Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.
13. Equity Method Investments
Whistler Joint Venture Transaction
On May 29, 2024, MPLX and its joint venture partner contributed their respective membership interest in Whistler Pipeline, LLC to a newly formed joint venture, WPC Parent, LLC, and issued a 19 percent voting interest in WPC Parent, LLC to an affiliate of Enbridge Inc. in exchange for the contribution of cash and the Rio Bravo Pipeline project (collectively the “Whistler Joint Venture Transaction”). As a result of the transaction, MPLX’s voting interest in the joint venture was reduced from 37.5 percent to 30.4 percent. MPLX recognized a gain of $151 million and received a cash distribution of $134 million, recorded as a return of capital, related to the dilution of the ownership interest. The gain is included in income from equity method investments on the accompanying consolidated statements of income and the return of capital is included in investments - redemptions, repayments, return of capital and sales proceeds within the investing section of the accompanying consolidated statements of cash flows.
Midstream Acquisition
On March 22, 2024, MPLX used $625 million of cash on hand to purchase additional ownership interest in existing joint ventures and gathering assets which will enhance MPLX’s position in the Utica basin. Prior to the acquisition, MPLX owned an indirect interest in Ohio Gathering Company, L.L.C. (“OGC”) and a direct interest in Ohio Condensate Company, L.L.C. (“OCC”) and now owns a combined 73 percent interest in OGC and a 100 percent interest in OCC, and a dry gas gathering system in the Utica basin. OGC continues to be accounted for as an equity method investment as MPLX did not obtain control of OGC as a result of the transaction. OGC is considered a VIE and MPLX is not deemed to be the primary beneficiary due to voting rights on significant matters. The acquisition date fair value of our investment in OGC exceeded our portion of the underlying net assets of the joint venture by approximately $86 million. OCC was previously accounted for as an equity method investment, and it is now consolidated and included in our consolidated financial results.
The acquisition was accounted for as a business combination requiring all the acquired assets and liabilities to be remeasured to fair value resulting in a consolidated fair value of net assets and liabilities of $625 million. The fair value includes $518 million related to acquired interests in the joint ventures and the remaining balance related to other acquired assets and liabilities. The revaluation of MPLX’s existing 62 percent equity method investment in OCC resulted in a $20 million gain, which is included in net gain on disposal of assets on the accompanying consolidated statements of income. The fair value of equity method investments was based on a discounted cash flow model.
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
14. Property, Plant and Equipment (PP&E)

	June 30, 2024			December 31, 2023
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$32,756	$18,563	$14,193	$32,496	$17,992	$14,504
Midstream	30,135	10,192	19,943	29,620	9,589	20,031
Corporate	1,651	1,101	550	1,632	1,055	577
Total	$64,542	$29,856	$34,686	$63,748	$28,636	$35,112
15. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2024
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$183	$—	$—	$(175)	$8	$89
Liabilities:
Commodity contracts	$195	$2	$—	$(195)	$2	$—
Embedded derivatives in commodity contracts	—	—	69	—	69	—

	December 31, 2023
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$244	$—	$—	$(220)	$24	$73
Liabilities:
Commodity contracts	$249	$—	$—	$(249)	$—	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2024, cash collateral of $20 million was netted with mark-to-market derivative liabilities. As of December 31, 2023, cash collateral of $29 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.
Level 2 instruments include over-the-counter fixed swaps to mitigate the price risks from MPLX’s sale of propane under certain percent-of-proceeds and keep-whole arrangements. The swap valuations are based on observable inputs in the form of forward prices based on Mount Belvieu propane forward spot prices and contain no significant unobservable inputs.
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at June 30, 2024 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.67 to $1.58 per gallon with a weighted average of $0.85 per gallon and (2) a 100 percent probability of renewal for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Beginning balance	$69	$58	$61	$61
Unrealized and realized (gain) loss included in net income(a)	3	(3)	15	(3)
Settlements of derivative instruments	(3)	(2)	(7)	(5)
Ending balance	$69	$53	$69	$53

The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized (gain) loss relating to liabilities still held at the end of period(a):	$4	$(3)	$14	$(3)
(a)    The (gain) loss is included in cost of revenues on the consolidated statements of income.
Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures in 2024 relate to the Whistler Joint Venture Transaction and the purchase of additional ownership interest in existing joint ventures and gathering assets as discussed in Note 13.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $28.6 billion and $26.7 billion at June 30, 2024, respectively, and approximately $27.0 billion and $25.5 billion at December 31, 2023, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs, which are netted against our total debt.

16. Derivatives
For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 15. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of foreign-sourced crude oil, (4) the acquisition of ethanol for blending with refined products, (5) the sale of NGLs, (6) the purchase of natural gas, (7) the purchase of soybean oil and (8) the sale of propane under certain percent-of-proceeds and keep-whole arrangements.
The following table presents the fair value of derivative instruments as of June 30, 2024 and December 31, 2023 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	June 30, 2024		December 31, 2023
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$183	$195	$244	$249
Other current liabilities(a)	—	14	—	11
Deferred credits and other liabilities(a)	—	57	—	50
(a)     Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products, soybean oil and propane as of June 30, 2024.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	51.7%	49,005	57,454
Refined products	90.4%	16,227	18,451
Blending products	67.4%	4,476	4,799
Soybean oil	80.2%	3,999	4,351
Over-the-counter
Propane	—%	—	688
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 12,615 long and 12,425 short; Refined products - 525 long and 12 short. There are no spread contracts for blending products or soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2024	2023	2024	2023
Sales and other operating revenues	$(2)	$8	$(2)	$10
Cost of revenues	(46)	50	(120)	111
Other income	(1)	—	(1)	1
Total	$(49)	$58	$(123)	$122

17. Debt
Our outstanding borrowings at June 30, 2024 and December 31, 2023 consisted of the following:

(Millions of dollars)	June 30, 2024	December 31, 2023
Marathon Petroleum Corporation:
Senior notes	$6,449	$6,449
Notes payable	1	1
Finance lease obligations	475	464
Total	6,925	6,914

MPLX LP:
Senior notes	22,350	20,700
Finance lease obligations	6	6
Total	22,356	20,706

Total debt	29,281	27,620
Unamortized debt issuance costs	(149)	(141)
Unamortized discount, net of unamortized premium	(195)	(196)
Amounts due within one year	(4,903)	(1,954)
Total long-term debt due after one year	$24,034	$25,329

MPLX Senior Notes
On May 20, 2024, MPLX issued $1.65 billion aggregate principal amount of 5.50 percent senior notes due June 2034 (the “2034 Senior Notes”) in an underwritten public offering. MPLX intends to use the net proceeds from the issuance of the 2034 Senior Notes to repay, redeem or otherwise retire some or all of (i) MPLX's outstanding $1,149 million aggregate principal amount of 4.875 percent senior notes due December 2024, (ii) MarkWest's outstanding $1 million aggregate principal amount of 4.875 percent senior notes due December 2024 and (iii) MPLX's outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025, and in the interim may use such net proceeds for general partnership purposes.

Available Capacity under our Credit Facilities as of June 30, 2024

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

18. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Refining & Marketing
Refined products	$34,094	$32,864	$63,341	$64,787
Crude oil	2,099	1,875	3,887	3,205
Services and other	461	428	911	838
Total revenues from external customers	36,654	35,167	68,139	68,830

Midstream
Refined products	393	377	766	797
Services and other	867	799	1,715	1,580
Total revenues from external customers	1,260	1,176	2,481	2,377

Sales and other operating revenues	$37,914	$36,343	$70,620	$71,207
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of June 30, 2024, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at June 30, 2024 include matching buy/sell receivables of $4.66 billion.
19. Supplemental Cash Flow Information

	Six Months Ended June 30,
(Millions of dollars)	2024	2023
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$602	$584
Net income taxes paid to (received from) taxing authorities	191	1,400

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(Millions of dollars)	2024	2023
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,072	$938
Increase (decrease) in capital accruals	(46)	18
Total capital expenditures	$1,026	$956

20. Other Current Liabilities
The following summarizes the components of other current liabilities:

(Millions of dollars)	June 30, 2024	December 31, 2023
Environmental credits liability	$594	$778
Accrued interest payable	326	316
Other current liabilities	403	551
Total other current liabilities	$1,323	$1,645
21. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2022	$(163)	$165	$—	$2
Other comprehensive gain (loss) before reclassifications, net of tax of $0	(4)	3	(3)	(4)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(22)	(11)	—	(33)
Amortization of actuarial gain(a)	(3)	—	—	(3)
Settlement gain(a)	(2)	—	—	(2)
Tax effect	7	3	—	10
Other comprehensive loss	(24)	(5)	(3)	(32)
Balance as of June 30, 2023	$(187)	$160	$(3)	$(30)

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2023	$(261)	$129	$1	$(131)
Other comprehensive gain (loss) before reclassifications, net of tax of $(1)	2	(1)	(3)	(2)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(16)	(11)	—	(27)
Amortization of actuarial loss(a)	2	—	—	2
Tax effect	3	3	—	6
Other comprehensive loss	(9)	(9)	(3)	(21)
Balance as of June 30, 2024	$(270)	$120	$(2)	$(152)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 22.

22. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Pension Benefits
Service cost	$53	$48	$107	$97
Interest cost	31	29	61	58
Expected return on plan assets	(37)	(42)	(74)	(84)
Amortization of prior service credit	(8)	(11)	(16)	(22)
Amortization of actuarial (gain) loss	1	(1)	2	(3)
Settlement gain	—	(2)	—	(2)
Net periodic pension benefit cost	$40	$21	$80	$44

Other Benefits
Service cost	$5	$5	$10	$10
Interest cost	8	8	16	16
Amortization of prior service credit	(6)	(6)	(11)	(11)
Net periodic other benefit cost	$7	$7	$15	$15
The components of net periodic benefit cost, other than the service cost component, are included in net interest and other financial costs on the consolidated statements of income.
During the six months ended June 30, 2024, we made no contributions to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $4 million and $25 million, respectively, during the six months ended June 30, 2024.
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
At June 30, 2024 and December 31, 2023, accrued liabilities for remediation totaled $365 million and $387 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $5 million at both June 30, 2024 and December 31, 2023.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tend to follow the terms of the underlying debt, which extend through 2040. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $222 million as of June 30, 2024.
Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”), which owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline system”). In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement going forward, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The pipeline remains operational while the Army Corps finalizes its decision which is expected to be issued by the end of 2024.
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2024, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. The terms of the underlying debt extend through 2038. As of June 30, 2024, our maximum potential undiscounted payments under this arrangement were $91 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $197 million as of June 30, 2024, which primarily consist of a commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee, a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
•environmental, social and governance (“ESG”) plans and goals, including those related to greenhouse gas emissions and intensity, freshwater withdraw intensity, diversity and inclusion and ESG reporting;
•future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;
•the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•business strategies, growth opportunities and expected investments, including plans to improve commercial performance, lower costs and optimize our asset portfolio;
•consumer demand for refined products, natural gas, renewables and natural gas liquids, such as ethane, propane, butanes and natural gasoline;
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
•the inability or failure of our joint venture partners to fund their share of operations and development activities;
•the financing and distribution decisions of joint ventures we do not control;
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
EXECUTIVE SUMMARY
Business Update
Our second quarter results reflect a lower margin environment versus the second quarter of 2023 as global refined product supply was at record seasonal levels driven by high utilization and new refining capacity additions. Longer-term, demand growth is expected to outpace the limited refining capacity additions anticipated through the end of the decade. We anticipate these fundamentals, as well as the U.S. refining industry’s current structural advantages over the rest of the world, will support a constructive environment for U.S. refiners.
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
Strategic Updates
Midstream Growth Transactions
On May 29, 2024, MPLX and its joint venture partner contributed their respective membership interest in Whistler Pipeline, LLC to a newly formed joint venture, WPC Parent, LLC and issued a 19 percent voting interest in WPC Parent, LLC to an affiliate of Enbridge Inc. in exchange for the contribution of cash and the Rio Bravo Pipeline project (collectively, the “Whistler Joint Venture

Transaction”). The combined platform connects Permian supply to incremental LNG export markets and supports the development of additional pipeline projects. As a result of the transaction, MPLX’s voting interest in the joint venture was reduced from 37.5 percent to 30.4 percent. MPLX recognized a gain of $151 million and received a cash distribution of $134 million, recorded as a return of capital, related to the dilution of the ownership interest.
On March 22, 2024, MPLX used $625 million of cash on hand to purchase additional ownership interest in existing joint ventures and gathering assets, which will enhance MPLX’s position in the Utica basin. Prior to the acquisition, MPLX owned an indirect interest in OGC and a direct interest in OCC and now owns a combined 73 percent interest in OGC and a 100 percent interest in OCC, and a dry gas gathering system in the Utica basin.
See Note 13 to the unaudited consolidated financial statements for additional information on these transactions.
On July 31, 2024, MPLX purchased an additional 20 percent ownership interest in BANGL, LLC, increasing total ownership interest to 45 percent. BANGL, LLC is a natural gas liquids pipeline system connecting the Delaware and Midland basin to the fractionation market in Sweeny, Texas.
Share Repurchase Authorization
On April 30, 2024, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The share repurchase authorization has no expiration date. Future repurchases under the authorization will depend on the macro environment, cash available after opportunities for capital investment and growth of the business and market conditions. As of June 30, 2024, MPC had $6.74 billion remaining under its share repurchase authorizations.
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
Select results are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,972	$3,163	$3,846	$7,016
Midstream	1,620	1,532	3,209	3,062
Total reportable segments	$3,592	$4,695	$7,055	$10,078

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$3,592	$4,695	$7,055	$10,078
Corporate	(200)	(164)	(404)	(329)
Refining planned turnaround costs	(183)	(392)	(831)	(749)
Gain on sale of assets(a)	151	—	151	—
Depreciation and amortization	(838)	(834)	(1,665)	(1,634)
Net interest and other financial costs	(194)	(142)	(373)	(296)
Income before income taxes	$2,328	$3,163	$3,933	$7,070

Net income attributable to MPC per diluted share	$4.33	$5.32	$6.88	$11.44
(a)Gain from the Whistler Joint Venture Transaction. See Note 13 to the unaudited consolidated financial statements for additional information.
Net income attributable to MPC was $1.52 billion, or $4.33 per diluted share, in the second quarter of 2024 compared to $2.23 billion, or $5.32 per diluted share, for the second quarter of 2023 and $2.45 billion, or $6.88 per diluted share, in the first six months of 2024 compared to $4.95 billion, or $11.44 per diluted share, in the first six months of 2023. The decreases in net income attributable to MPC were largely due to lower Refining & Marketing margins, partially offset by a decreased provision for income taxes.

Refer to the Results of Operations section for a discussion of consolidated financial results and Segment Results for the second quarter of 2024 as compared to the second quarter of 2023 and the first six months of 2024 compared to the first six months of 2023.
MPLX
We owned approximately 647 million MPLX common units as of June 30, 2024, with a market value of $27.57 billion based on the June 28, 2024 closing price of $42.59 per common unit. On July 30, 2024, MPLX declared a quarterly cash distribution of $0.8500 per common unit payable on August 16, 2024, to unitholders of record on August 9, 2024. MPC’s portion of this distribution is approximately $551 million.
We received limited partner distributions of $1.10 billion from MPLX in the six months ended June 30, 2024 and $1.0 billion in the six months ended June 30, 2023.
During the six months ended June 30, 2024, MPLX repurchased approximately 4 million MPLX common units at an average cost per unit of $40.56 and paid $150 million of cash. As of June 30, 2024, approximately $696 million remained available under the authorization for future unit repurchases.
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
(a)Crack spread based on 42 percent MEH, 40 percent WTI and 18 percent ANS with Gulf Coast, Mid-Continent and West Coast product pricing, respectively, and assumes all other differentials and pricing relationships remain unchanged.
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
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
Revenues and other income:
Sales and other operating revenues	$37,914	$36,343	$1,571	$70,620	$71,207	$(587)
Income from equity method investments	373	199	174	577	332	245
Net gain on disposal of assets	(1)	13	(14)	19	16	3
Other income	76	269	(193)	357	346	11
Total revenues and other income	38,362	36,824	1,538	71,573	71,901	(328)

Costs and expenses:
Cost of revenues (excludes items below)	33,945	31,762	2,183	63,538	61,056	2,482
Depreciation and amortization	838	834	4	1,665	1,634	31
Selling, general and administrative expenses	823	704	119	1,602	1,395	207
Other taxes	234	219	15	462	450	12
Total costs and expenses	35,840	33,519	2,321	67,267	64,535	2,732

Income from operations	2,522	3,305	(783)	4,306	7,366	(3,060)
Net interest and other financial costs	194	142	52	373	296	77
Income before income taxes	2,328	3,163	(835)	3,933	7,070	(3,137)
Provision for income taxes	373	583	(210)	666	1,406	(740)
Net income	1,955	2,580	(625)	3,267	5,664	(2,397)
Less net income attributable to:
Redeemable noncontrolling interest	5	23	(18)	15	46	(31)
Noncontrolling interests	435	331	104	800	668	132
Net income attributable to MPC	$1,515	$2,226	$(711)	$2,452	$4,950	$(2,498)
Second Quarter 2024 Compared to Second Quarter 2023
Net income attributable to MPC decreased $711 million in the second quarter of 2024 compared to the second quarter of 2023 primarily due to lower Refining & Marketing margins, partially offset by a decreased provision for income taxes.
Revenues and other income increased $1.54 billion primarily due to:
•increased sales and other operating revenues of $1.57 billion primarily due to increased refined product sales volumes of 161 mbpd, partially offset by decreased Refining & Marketing segment average refined product sales prices of $0.02 per gallon;
•increased income from equity method investments of $174 million primarily due to the gain on sale of assets resulting from the Whistler Joint Venture Transaction; and
•decreased other income of $193 million mainly due to lower income on RIN sales.
Costs and expenses increased $2.32 billion primarily due to:
•increased cost of revenues of $2.18 billion primarily due to higher crude oil costs, partially offset by a decrease in finished product purchases; and
•increased selling, general and administrative expenses of $119 million primarily due to $30 million of expense related to decommissioning of non-operating assets and increases in equity compensation of $24 million, contract services of $24 million and salaries and employee related costs of $19 million.
Net interest and other financial costs increased $52 million largely due to decreased interest income, primarily on lower short-term investments, and increases in non-service pension costs, currency exchange losses and interest expense due to higher MPLX borrowings.

We recorded a combined federal, state and foreign income tax provision of $373 million for the three months ended June 30, 2024, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests offset by state taxes. We recorded a combined federal, state and foreign income tax provision of $583 million for the three months ended June 30, 2023, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, a benefit related to foreign derived intangible income, offset by state taxes.
Net income attributable to noncontrolling interests increased $104 million primarily due to an increase in MPLX’s net income in the second quarter of 2024. See further discussion in the Midstream Segment Results section.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net income attributable to MPC decreased $2.50 billion in the first six months of 2024 compared to the first six months of 2023 primarily due to lower Refining & Marketing margins, partially offset by a decreased provision for income taxes.
Revenues and other income decreased $328 million primarily due to:
•decreased sales and other operating revenues of $587 million primarily due to decreased Refining & Marketing segment average refined product sales prices of $0.09 per gallon, partially offset by increased refined product sales volumes of 43 mbpd;
•increased income from equity method investments of $245 million primarily due to the gain on sale of assets resulting from the Whistler Joint Venture Transaction and increased income from our Martinez Renewables joint venture; and
•increased other income of $11 million mainly due to insurance proceeds offset by lower income on RINs sales.
Costs and expenses increased $2.73 billion primarily due to:
•increased cost of revenues of $2.48 billion primarily due to higher crude oil costs and higher contract services and material and supply expenses related to increased turnaround activity, partially offset by a decrease in finished product purchases; and
•increased selling, general and administrative expenses of $207 million largely due to increases in equity compensation of $77 million, contract services costs of $45 million, salaries and employee related costs of $38 million and $30 million of expense related to decommissioning of non-operating assets.
Net interest and other financial costs increased $77 million largely due to decreased interest income, primarily on lower short-term investments, and increases in non-service pension costs, interest expense, due to higher MPLX borrowings, and currency exchange losses.
We recorded a combined federal, state and foreign income tax provision of $666 million for the six months ended 2024, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests offset by state taxes. We recorded a combined federal, state and foreign income tax provision of $1.41 billion for the six months ended 2023, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, a benefit related to foreign derived intangible income, offset by state taxes.
Net income attributable to noncontrolling interests increased $132 million primarily due to an increase in MPLX’s net income in the first six months of 2024. See further discussion in the Midstream Segment Results section.
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

The following shows the percentage of segment adjusted EBITDA by segment for the six months ended June 30, 2024 and 2023.

Refining & Marketing
The following includes key financial and operating data for the second quarter of 2024 compared to the second quarter of 2023 and the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	3,065	2,925	2,864	2,881
Refining & Marketing margin per barrel(a)(b)	$17.37	$22.10	$18.12	$24.08
Less:
Refining operating costs per barrel(c)	4.97	5.15	5.51	5.41
Distribution costs per barrel(d)	5.42	5.15	5.66	5.21
Other (income) loss per barrel(e)	(0.09)	(0.08)	(0.42)	0.01
Refining & Marketing segment adjusted EBITDA per barrel	$7.07	$11.88	$7.37	$13.45
Less:
Refining planned turnaround costs per barrel	0.66	1.47	1.59	1.43
Depreciation and amortization per barrel	1.68	1.82	1.78	1.82
Refining & Marketing segment income per barrel	$4.73	$8.59	$4.00	$10.20
Per barrel fees paid to MPLX included in distribution costs above	$3.55	$3.55	$3.75	$3.61
(a)Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.
(b)See “Non-GAAP Financial Measure” section for reconciliation and further information regarding this non-GAAP financial measure.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$2.36	$2.44	$2.24	$2.41
Chicago ULSD	2.38	2.44	2.43	2.59
USGC CBOB unleaded regular gasoline	2.29	2.35	2.26	2.37
USGC ULSD	2.44	2.39	2.53	2.63
LA CARBOB	2.76	2.76	2.67	2.74
LA CARB diesel	2.53	2.39	2.60	2.65

Market Indicators (dollars per barrel)
WTI	$80.66	$73.56	$78.81	$74.77
MEH	82.33	74.69	80.62	76.22
ANS	86.50	78.43	84.00	78.73
Crack Spreads:
Mid-Continent WTI 3-2-1	$16.62	$21.48	$16.05	$21.94
USGC MEH 3-2-1	12.83	16.59	14.63	18.89
West Coast ANS 3-2-1	23.28	24.49	23.75	27.06
Blended 3-2-1(a)	16.23	20.13	16.93	21.75

Crude Oil Differentials:
Sweet	$(1.46)	$(0.34)	$(1.40)	$(0.03)
Sour	(4.18)	(5.77)	(4.89)	(7.50)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/42/18 percent effective April 1, 2024 and 40/40/20 percent for prior periods.
Second Quarter 2024 Compared to Second Quarter 2023
Refining & Marketing segment revenues increased $1.50 billion primarily due to increased refined product sales volumes of 161 mbpd, partially offset by decreased average refined product sales prices of $0.02 per gallon.
Net refinery throughput increased 140 mbpd during the second quarter of 2024 largely due to decreased turnaround activity during the quarter.
Refining & Marketing segment adjusted EBITDA decreased $1.19 billion primarily due to decreases in per barrel margins in addition to increased distribution costs, excluding depreciation and amortization. Refining & Marketing segment adjusted EBITDA was $7.07 per barrel for the second quarter of 2024, versus $11.88 per barrel for the second quarter of 2023.
Refining & Marketing margin was $17.37 per barrel for the second quarter of 2024 compared to $22.10 per barrel for the second quarter of 2023. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $1 billion on Refining & Marketing margin for the second quarter of 2024 compared to the second quarter of 2023, primarily due to narrower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net negative effect of approximately $100 million on Refining & Marketing segment adjusted EBITDA in the second quarter of 2024 compared to the second quarter of 2023.
For the three months ended June 30, 2024, refining operating costs, excluding depreciation and amortization, increased $14 million. Per barrel costs decreased $0.18 due to higher throughput.

Distribution costs, excluding depreciation and amortization, increased $0.27 per barrel, or $141 million, and include fees paid to MPLX of $990 million and $946 million for the second quarter of 2024 and 2023, respectively. The per barrel increase was primarily due to higher pipeline tariff rates and logistics fee escalations.
Refining planned turnaround costs decreased $0.81 per barrel, or $209 million, due to the scope and timing of turnaround activity and higher throughput.
Depreciation and amortization decreased $14 million, or $0.14 per barrel.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $293 million and $694 million in the second quarter of 2024 and 2023, respectively. The RINs expense is included in Refining & Marketing margin. The decrease in the second quarter of 2024 was primarily due to decreased average RINs prices in addition to increased RINs generated and acquired from our Dickinson renewable fuels facility and Martinez Renewables joint venture.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Refining & Marketing segment revenues decreased $668 million primarily due to decreased average refined product sales prices of $0.09 per gallon, partially offset by increased refined product sales volumes of 43 mbpd.
Net refinery throughput decreased 17 mbpd in the first six months of 2024.
Refining & Marketing segment adjusted EBITDA decreased $3.17 billion primarily driven by decreases in per barrel margins and increased distribution costs and refining operating costs, both excluding depreciation and amortization. Refining & Marketing segment adjusted EBITDA was $7.37 per barrel for the first six months of 2024, versus $13.45 per barrel for the first six months of 2023.
Refining & Marketing margin was $18.12 per barrel for the first six months of 2024 compared to $24.08 per barrel for the first six months of 2023. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $3 billion on Refining & Marketing margin for the first six months of 2024 compared to the first six months of 2023, primarily due to narrower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net negative effect of approximately $300 million on Refining & Marketing segment income in the first six months of 2024 compared to the first six months of 2023.
For the six months ended June 30, 2024, refining operating costs, excluding depreciation and amortization, increased $54 million, or $0.10 per barrel, primarily driven by higher expenses for projects conducted during turnaround activity and lower throughput.
Distribution costs, excluding depreciation and amortization, increased $239 million for the first six months of 2024, or $0.45 per barrel, and include fees paid to MPLX of $1.96 billion and $1.88 billion for the first six months of 2024 and 2023, respectively. The increase was primarily due to higher pipeline tariff rates and logistics fee escalations.
Other income increased $234 million, or $0.43 per barrel, largely due to insurance proceeds and increased income from our Martinez Renewables joint venture.
Refining planned turnaround costs increased $82 million, or $0.16 per barrel, due to the scope and timing of turnaround activity.
Depreciation and amortization decreased $18 million, or $0.04 per barrel.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $594 million and $1.16 billion in the first six months of 2024 and 2023, respectively. The RINs expense is included in Refining & Marketing margin. The decrease in the first six months of 2024 was primarily due to decreased average RINs prices and increased RINs generated and acquired from our Martinez Renewables joint venture.

Supplemental Refining & Marketing Statistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	97	93	90	91

Refinery throughput (mbpd):
Crude oil refined	2,867	2,698	2,647	2,632
Other charge and blendstocks	198	227	217	249
Net refinery throughput	3,065	2,925	2,864	2,881

Sour crude oil throughput percent	45	46	45	44
Sweet crude oil throughput percent	55	54	55	56

Refined product yields (mbpd):
Gasoline(b)	1,527	1,497	1,448	1,503
Distillates(b)	1,144	1,033	1,043	1,029
Propane	68	67	66	67
NGLs and petrochemicals(b)	237	227	202	192
Heavy fuel oil	46	61	58	46
Asphalt	80	83	81	83
Total	3,102	2,968	2,898	2,920

Refined product export sales volumes (mbpd)(c)	384	295	331	297
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Product yields include renewable production.
(c)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the second quarter of 2024 compared to the second quarter of 2023 and the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Midstream Sales and Other Operating Revenues
Q2 2024
$1,260
$1,448
$2,708
Q2 2023
$1,176
$1,347
$2,523
YTD 2024
$2,481
$2,851
$5,332
YTD 2023
$2,377
$2,709
$5,086
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for partnership-operated equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
Benchmark Prices	2024	2023	2024	2023
Natural Gas NYMEX HH (per MMBtu)	$2.34	$2.32	$2.21	$2.54
C2 + NGL Pricing (per gallon)(a)	$0.70	$0.63	$0.72	$0.70
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.
Second Quarter 2024 Compared to Second Quarter 2023
In the second quarter of 2024, Midstream segment adjusted EBITDA increased $88 million. Sales and operating revenues increased $185 million mainly due to higher rates, higher pipeline volumes, higher natural gas gathering and processing volumes and contributions from recently acquired assets. Income from equity method investments increased approximately $21 million.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Midstream segment adjusted EBITDA increased $147 million in the first six months of 2024. Sales and operating revenues increased $246 million mainly due to rate escalations, higher natural gas gathering and processing volumes and contributions from recently acquired assets. Income from equity method investments increased approximately $33 million.
Corporate

Key Financial Information (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Corporate(a)	$(223)	$(183)	$(451)	$(367)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $23 million and $19 million for the second quarter of 2024 and 2023, respectively, and $47 million and $38 million for the six months ended June 30, 2024 and 2023, respectively.
Second Quarter 2024 Compared to Second Quarter 2023
In the second quarter of 2024, corporate expenses increased $40 million primarily due to approximately $30 million of expense related to decommissioning of non-operating assets.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Corporate expenses increased $84 million in the first six months of 2024 largely due to an increase of approximately $47 million of performance-based stock compensation expense and $30 million of expense related to decommissioning of non-operating assets.
Items not Allocated to Segments

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Items not allocated to segments:
Gain on sale of assets	$151	$—	$151	$—
Second Quarter 2024 Compared to Second Quarter 2023
Gain on sale of assets in the second quarter of 2024 includes $151 million resulting from the Whistler Joint Venture Transaction. See Note 13 to the unaudited consolidated financial statements for additional information on this transaction.
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
Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2024	2023	2024	2023
Refining & Marketing segment adjusted EBITDA	$1,972	$3,163	$3,846	$7,016
Plus (Less):
Depreciation and amortization	(470)	(484)	(930)	(948)
Refining planned turnaround costs	(183)	(392)	(831)	(749)
Selling, general and administrative expenses	670	596	1,299	1,188
(Income) loss from equity method investments	(19)	(17)	(42)	19
Net gain on disposal of assets	—	—	—	(3)
Other income	(49)	(241)	(293)	(292)
Refining & Marketing gross margin	1,921	2,625	3,049	6,231
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,633	2,748	5,781	5,493
Depreciation and amortization	470	484	930	948
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(106)	95	(179)	28
Other taxes included in Refining & Marketing margin	(73)	(69)	(132)	(140)
Refining & Marketing margin	$4,845	$5,883	$9,449	$12,560
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $4.44 billion at June 30, 2024 compared to $5.44 billion at December 31, 2023. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Six Months Ended June 30,
(Millions of dollars)	2024	2023
Net cash provided by (used in):
Operating activities	$4,774	$8,041
Investing activities	(807)	(1,696)
Financing activities	(4,970)	(7,627)
Total decrease in cash	$(1,003)	$(1,282)
Operating Activities
Net cash provided by operating activities decreased $3.27 billion in the first six months of 2024 compared to the first six months of 2023. The change in net cash provided by operating activities was primarily due to a decrease in operating results and an unfavorable change in working capital of $730 million, when comparing the change in working capital in both periods.
For the first six months of 2024, changes in working capital, excluding changes in short-term debt, were a net $152 million source of cash primarily due to the effects of increasing energy commodity prices, partially offset by decreasing volumes at the end of the period on working capital. Accounts payable increased primarily due to increases in crude oil prices. Current receivables increased primarily due to increases in crude oil and refined product prices, partially offset by a decrease in volumes.

Inventories increased primarily due to increases in crude oil and refined product inventory volumes. Additionally, working capital was favorably impacted by changes in income tax receivable and unfavorably impacted by changes in prepaid assets and current liabilities.
For the first six months of 2023, changes in working capital, excluding changes in short-term debt, were a net $882 million source of cash primarily due to the effects of decreasing energy commodity prices and volumes at the end of the period on working capital. Current receivables decreased primarily due to decreases in crude oil volumes and prices. Additionally, working capital was favorably impacted by changes in income tax receivable. Accounts payable decreased primarily due to decreases in crude oil prices and volumes. Inventories increased primarily due to increases in refined product and crude oil inventories volumes.
Investing Activities
Net cash used in investing activities was $807 million in the first six months of 2024 compared to $1.70 billion in the first six months of 2023.
•In the first six months of 2024, purchases of short-term investments of $2.93 billion were more than offset by maturities and sales of short-term investments of $3.52 billion and $195 million, respectively, for a net source of cash of $789 million. In the first six months of 2023, purchases of short-term investments of $4.72 billion were partially offset by maturities and sales of short-term investments of $2.23 billion and $1.58 billion, respectively, for a net use of cash of $909 million.
•Additions to property, plant and equipment increased $134 million. See the Capital Requirements section for additional information on our capital investment plan.
•Cash used for acquisitions of $622 million in the first six months of 2024 included an acquisition in our Midstream segment.
•Cash used in net investments was $45 million for the first six months of 2024 compared to $296 million for the first six months of 2023. In 2024, investments primarily included a return of capital of $134 million related to the Whistler Joint Venture Transaction more than offset by Midstream equity method investments, including a $92 million contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt. In 2023, investments primarily included the Martinez Renewables joint venture and the acquisition of a 49.9 percent equity interest in LF Bioenergy for approximately $56 million.
•Cash provided by all other, net, decreased $282 million primarily due to lower income on RINs sales.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(Millions of dollars)	2024	2023
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,072	$938
Increase (decrease) in capital accruals	(46)	18
Total capital expenditures	1,026	956
Investments in equity method investees	179	296
Total capital expenditures and investments	$1,205	$1,252
Financing Activities
Financing activities were a net $4.97 billion use of cash in the first six months of 2024 compared to a net $7.63 billion use of cash in the first six months of 2023.
•Long-term debt borrowings and repayments were a net $1.58 billion source of cash in the first six months of 2024 compared to a net $531 million source of cash in the first six months of 2023. During the first six months of 2024, MPLX issued $1.65 billion aggregate principal amount of 5.50 percent senior notes due 2034 (the”2034 Senior Notes”). During the first six months of 2023, MPLX issued $1.6 billion aggregate principal amount of senior notes and redeemed $1.0 billion aggregate principal amount of senior notes.
•Cash used in common stock repurchases, including fees and expenses, totaled $5.11 billion in the first six months of 2024 compared to $6.25 billion in the first six months of 2023. See the Capital Requirements section for further discussion of our stock repurchases.
•Cash used in dividend payments decreased $64 million due to a reduction of shares resulting from share repurchases, partially offset by an increase in per share dividends.
•Cash used in repurchases of noncontrolling interests was $150 million in the first six months of 2024 related to the repurchase of MPLX common units. See Note 4 to the unaudited consolidated financial statements for further discussion of MPLX.

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
Our liquidity, excluding MPLX, totaled $11.10 billion at June 30, 2024 consisting of:

	June 30, 2024
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	—	100
Total	$5,100	$—	$1	$5,099
Cash and cash equivalents and short-term investments(b)				5,998
Total liquidity				$11,097
(a)The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.
(b)Excludes cash and cash equivalents of MPLX of $2.50 billion.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At June 30, 2024, we had no borrowings outstanding under the commercial paper program.
MPC’s bank revolving credit facility and trade receivables facility contain representations and warranties, affirmative and negative covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of June 30, 2024, we were in compliance with such covenants and restrictions.
Our intention is to maintain an investment-grade credit profile. As of June 30, 2024, the credit ratings on our senior unsecured debt are as follows.

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
MPLX
MPLX’s liquidity totaled $6.00 billion at June 30, 2024 consisting of:

	June 30, 2024
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				2,501
Total liquidity				$6,001
On May 20, 2024, MPLX issued $1.65 billion aggregate principal amount of 2034 Senior Notes in an underwritten public offering. MPLX intends to use the net proceeds from the issuance of the 2034 Senior Notes to repay, redeem or otherwise retire some or all of (i) MPLX's outstanding $1,149 million aggregate principal amount of 4.875 percent senior notes due December 2024, (ii) MarkWest's outstanding $1 million aggregate principal amount of 4.875 percent senior notes due December 2024 and (iii) MPLX's outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025, and in the interim may use such net proceeds for general partnership purposes.
MPLX’s bank revolving credit facility contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of June 30, 2024, MPLX was in compliance with such covenants.
Our intention is to maintain an investment-grade credit profile for MPLX. As of June 30, 2024, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
Capital expenditures and investments for MPC and MPLX are summarized below.

	Six Months Ended June 30,
(Millions of dollars)	2024	2023
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$595	$664
Midstream - Other	3	(1)
Corporate and Other(b)	18	40
Total MPC, excluding MPLX	$616	$703

Midstream - MPLX(c)	$565	$515
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $24 million and $34 million for the six months ended June 30, 2024 and 2023, respectively.
(c)    Includes a $92 million equity method investment contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt and reimbursable capital of $68 million.
Capital expenditures and investments in affiliates during the six months ended June 30, 2024, were primarily for Refining & Marketing and Midstream projects. Major Refining & Marketing projects include advancing improvements focused on integrating and modernizing utility systems and increasing energy efficiency, with the added benefit of addressing upcoming regulation mandating further reductions in emissions at our Los Angeles refinery, a multi-year project to upgrade high sulfur distillate to ULSD and maximize distillate volume expansion at our Galveston Bay refinery, other shorter-term projects that will enhance the yields of our refineries, improve energy efficiency, and lower our costs as well as investments in our branded marketing footprint.
Major Midstream projects include gas processing plants in the Marcellus and Permian basins and gathering projects in the Marcellus, Utica and Permian basins.
Share Repurchases
Total share repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Number of shares repurchased	15	26	28	51
Cash paid for shares repurchased	$2,896	$3,068	$5,114	$6,248
Average cost per share(a)	$185.34	$117.62	$177.54	$122.07
(a)     The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but does not reduce the share repurchase authorization.
On April 30, 2024, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The authorization has no expiration date. From January 1, 2012 through June 30, 2024, our board of directors had approved $55.05 billion in total share repurchase authorizations and we repurchased a total of $48.31 billion of our common stock. As of June 30, 2024, MPC had approximately $6.74 billion remaining under its share repurchase authorizations.
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

See Note 8 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
MPLX Unit Repurchases
Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2024	2023	2024	2023
Number of common units repurchased	2	—	4	—
Cash paid for common units repurchased	$75	$—	$150	$—
Average cost per unit	$41.10	$—	$40.56	$—
As of June 30, 2024, MPLX had approximately $696 million remaining available under its unit repurchase authorization.
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
Cash Commitments
Contractual Obligations
As of June 30, 2024, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first six months of 2024, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2023.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 17 and 22, respectively, to the unaudited consolidated financial statements, and financing and operating leases.
Other Cash Commitments
On July 31, 2024, our board of directors declared a dividend of $0.825 per share on common stock. The dividend is payable September 10, 2024, to shareholders of record as of the close of business on August 21, 2024.
During the six months ended June 30, 2024, we made no contributions to our funded pension plans. We have required funding in 2024 of approximately $90 million and may make additional voluntary contributions at our discretion depending on the anticipated funding status and plan asset performance.
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
There have been no additional significant changes to our environmental matters and compliance costs during the six months ended June 30, 2024.
CRITICAL ACCOUNTING ESTIMATES
As of June 30, 2024, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.

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
The following table includes the composition of net gains and losses on our commodity derivative positions as of June 30, 2024 and 2023, respectively.

	Six Months Ended June 30,
(Millions of dollars)	2024	2023
Realized gain (loss) on settled derivative positions	$(106)	$137
Unrealized loss on open net derivative positions	(17)	(15)
Net gain (loss)	$(123)	$122
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at June 30, 2024.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2024 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of June 30, 2024
Crude	$(73)	$(182)	$73	$182
Refined products	(10)	(24)	10	24
Blending products	(12)	(31)	12	31
Soybean oil	(5)	(13)	5	13
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2024 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of June 30, 2024 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and, in addition to short-term investments which are recorded at fair value, are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value as of June 30, 2024(a)	Change in Fair Value(b)	Change in Net Income for the Six Months Ended June 30, 2024(c)
Long-term debt
Fixed-rate	$26,868	$1,998	n/a
Variable-rate	—	—	—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2024.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2024.
At June 30, 2024, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended June 30, 2024 of equity securities that are registered by MPC pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
04/01/2024-04/30/2024	3,730,000	$213.81	3,730,000	$8,840
05/01/2024-05/31/2024	5,753,993	176.47	5,753,993	7,825
06/01/2024-06/30/2024	6,259,311	172.95	6,259,311	6,742
Total	15,743,304	183.91	15,743,304
(a)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations. The weighted average price includes any commissions paid to brokers during the relevant period.
(b)On October 25, 2023, we announced that our board of directors had approved a $5.0 billion share repurchase authorization. On April 30, 2024, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization. These share repurchase authorizations have no expiration date.
(c)The maximum dollar value remaining has been reduced by the amount of any commissions paid to brokers during the relevant period.

Item 5. Other Information
On May 19, 2024, Kim K.W. Rucker, a member of the board of directors of the Company, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act providing for the potential sale of 7,392 shares of our common stock, provided that our common stock is at or higher than a limit price specified in the trading plan with such sales scheduled to occur between August 19, 2024 and August 19, 2025. The trading plan will terminate on August 19, 2025, subject to early termination for certain specified events set forth in the trading plan.

No other director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), during the quarter ended June 30, 2024.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated April 24, 2024	8-K	3.2	4/26/2024	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021	10-Q	3.2	11/2/2021	001-35054
10.1	Amendment to the Marathon Petroleum Excess Benefit Plan, dated April 10, 2024					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2024	MARATHON PETROLEUM CORPORATION

	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski Vice President and Controller