Form 10-Q
period 2024-09-30
Marathon Petroleum Corp
filed 2024-11-05
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
There were 321,388,952 shares of Marathon Petroleum Corporation common stock outstanding as of October 31, 2024.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues and other income:
Sales and other operating revenues	$35,107	$40,917	$105,727	$112,124
Income from equity method investments	219	215	796	547
Net gain (loss) on disposal of assets	(2)	110	17	126
Other income	49	341	406	687
Total revenues and other income	35,373	41,583	106,946	113,484

Costs and expenses:
Cost of revenues (excludes items below)	32,144	34,928	95,682	95,984
Depreciation and amortization	846	845	2,511	2,479
Selling, general and administrative expenses	815	824	2,417	2,219
Other taxes	219	233	681	683
Total costs and expenses	34,024	36,830	101,291	101,365

Income from operations	1,349	4,753	5,655	12,119
Net interest and other financial costs	221	118	594	414
Income before income taxes	1,128	4,635	5,061	11,705
Provision for income taxes	113	1,004	779	2,410
Net income	1,015	3,631	4,282	9,295
Less net income attributable to:
Redeemable noncontrolling interest	6	25	21	71
Noncontrolling interests	387	326	1,187	994
Net income attributable to MPC	$622	$3,280	$3,074	$8,230

Per share data (See Note 7)
Basic:
Net income attributable to MPC per share	$1.88	$8.31	$8.85	$19.66
Weighted average shares outstanding	331	394	347	418

Diluted:
Net income attributable to MPC per share	$1.87	$8.28	$8.83	$19.57
Weighted average shares outstanding	332	396	348	420
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Net income	$1,015	$3,631	$4,282	$9,295
Defined benefit plans:
Actuarial changes, net of tax of $1, $(2), $2 and $(3), respectively	2	(6)	5	(10)
Prior service, net of tax of $(3), $(5), $(10) and $(13), respectively	(10)	(13)	(31)	(38)
Other, net of tax of $1, $—, $— and $(1), respectively	2	—	(1)	(3)
Other comprehensive loss	(6)	(19)	(27)	(51)
Comprehensive income	1,009	3,612	4,255	9,244
Less comprehensive income attributable to:
Redeemable noncontrolling interest	6	25	21	71
Noncontrolling interests	387	326	1,187	994
Comprehensive income attributable to MPC	$616	$3,261	$3,047	$8,179
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(Millions of dollars, except share data)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$4,002	$5,443
Short-term investments	1,141	4,781
Receivables, less allowance for doubtful accounts of $72 and $44, respectively	10,180	12,187
Inventories	9,886	9,317
Other current assets	740	403
Total current assets	25,949	32,131
Equity method investments	6,976	6,260
Property, plant and equipment, net	34,542	35,112
Goodwill	8,244	8,244
Right of use assets	1,192	1,233
Other noncurrent assets	2,930	3,007
Total assets	$79,833	$85,987

Liabilities
Accounts payable	$12,763	$13,761
Payroll and benefits payable	967	1,115
Accrued taxes	1,302	1,221
Debt due within one year	4,167	1,954
Operating lease liabilities	485	454
Other current liabilities	1,384	1,645
Total current liabilities	21,068	20,150
Long-term debt	24,053	25,329
Deferred income taxes	5,766	5,834
Defined benefit postretirement plan obligations	1,191	1,102
Long-term operating lease liabilities	691	764
Deferred credits and other liabilities	1,352	1,409
Total liabilities	54,121	54,588

Commitments and contingencies (see Note 23)
Redeemable noncontrolling interest	203	895

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 994 million and 993 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 669 million and 625 million shares	(51,320)	(43,502)
Additional paid-in capital	33,630	33,465
Retained earnings	36,771	34,562
Accumulated other comprehensive loss	(158)	(131)
Total MPC stockholders’ equity	18,933	24,404
Noncontrolling interests	6,576	6,100
Total equity	25,509	30,504
Total liabilities, redeemable noncontrolling interest and equity	$79,833	$85,987
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Millions of dollars)	2024	2023
Operating activities:
Net income	$4,282	$9,295
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	(44)	(51)
Depreciation and amortization	2,511	2,479
Pension and other postretirement benefits, net	18	(210)
Deferred income taxes	(132)	(64)
Net gain on disposal of assets	(17)	(126)
Income from equity method investments	(796)	(547)
Distributions from equity method investments	882	686
Changes in the fair value of derivative instruments	47	40
Changes in:
Current receivables	2,061	1,533
Inventories	(588)	(1,313)
Current liabilities and other current assets	(1,546)	1,636
Right of use assets and operating lease liabilities, net	(1)	(3)
All other, net	(219)	(361)
Net cash provided by operating activities	6,458	12,994

Investing activities:
Additions to property, plant and equipment	(1,723)	(1,358)
Acquisitions, net of cash acquired	(622)	—
Disposal of assets	4	33
Investments – acquisitions and contributions	(450)	(362)
– redemptions, repayments, return of capital and sales proceeds	141	270
Purchases of short-term investments	(2,949)	(7,137)
Sales of short-term investments	2,295	1,874
Maturities of short-term investments	4,384	3,901
All other, net	147	648
Net cash provided by (used in) investing activities	1,227	(2,131)

Financing activities:
Long-term debt – borrowings	1,631	1,589
– repayments	(811)	(1,062)
Debt issuance costs	(15)	(15)
Issuance of common stock	19	60
Common stock repurchased	(7,815)	(9,067)
Dividends paid	(862)	(950)
Distributions to noncontrolling interests	(1,005)	(943)
Repurchases of noncontrolling interests	(226)	—
Redemption of noncontrolling interests - preferred units	—	(600)
All other, net	(43)	(50)
Net cash used in financing activities	(9,127)	(11,038)

Net change in cash, cash equivalents and restricted cash	(1,442)	(175)
Cash, cash equivalents and restricted cash at beginning of period(a)	5,446	8,631
Cash, cash equivalents and restricted cash at end of period(a)	$4,004	$8,456

(a)Restricted cash is included in other current assets on our consolidated balance sheets.
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	993	$10	(625)	$(43,502)	$33,465	$34,562	$(131)	$6,100	$30,504	$895
Net income	—	—	—	—	—	937	—	365	1,302	10
Dividends declared on common stock ($0.825 per share)	—	—	—	—	—	(299)	—	—	(299)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(314)	(314)	(23)
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)	—
Shares repurchased	—	—	(13)	(2,172)	—	—	—	—	(2,172)	—
Share-based compensation	—	—	—	—	(7)	(1)	—	(1)	(9)	—
Equity transactions of MPLX	—	—	—	—	72	—	—	138	210	(321)
Balance as of March 31, 2024	993	$10	(638)	$(45,674)	$33,530	$35,199	$(143)	$6,288	$29,210	$561
Net income	—	—	—	—	—	1,515	—	435	1,950	5
Dividends declared on common stock ($0.825 per share)	—	—	—	—	—	(290)	—	—	(290)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(325)	(325)	(10)
Other comprehensive loss	—	—	—	—	—	—	(9)	—	(9)	—
Shares repurchased	—	—	(15)	(2,918)	—	—	—	—	(2,918)	—
Share-based compensation	1	—	—	—	26	(1)	—	4	29	—
Equity transactions of MPLX	—	—	—	—	79	—	—	160	239	(354)
Balance as of June 30, 2024	994	$10	(653)	$(48,592)	$33,635	$36,423	$(152)	$6,562	$27,886	$202
Net income	—	—	—	—	—	622	—	387	1,009	6
Dividends declared on common stock ($0.825 per share)	—	—	—	—	—	(273)	—	—	(273)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(328)	(328)	(5)
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)	—
Shares repurchased	—	—	(16)	(2,728)	—	—	—	—	(2,728)	—
Share-based compensation	—	—	—	—	15	(1)	—	3	17	—
Equity transactions of MPLX	—	—	—	—	(20)	—	—	(48)	(68)	—
Balance as of September 30, 2024	994	$10	(669)	$(51,320)	$33,630	$36,771	$(158)	$6,576	$25,509	$203

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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.
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
Not Yet Adopted
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued an ASU to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their annual reports. As part of the disclosures, material impacts from severe weather events and other natural conditions will be required in the audited financial statements. In April 2024, the SEC voluntarily stayed the rules pending judicial review. Pending the results of the judicial review, the disclosure requirements are effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. We are evaluating the impact these rules will have on our disclosures and monitoring the status of the judicial review.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued an ASU to update income tax disclosure requirements to provide consistent categories and greater disaggregation of information in the rate reconciliation and to disaggregate income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. This standard will have no impact on the consolidated financial statements but will result in additional disclosure.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued an ASU to update reportable segment disclosure requirements primarily by requiring enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. This standard will have no impact on the consolidated financial statements but will result in additional disclosure.
3. Short-Term Investments
Investments Components
The components of investments were as follows:

	September 30, 2024
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$813	$—	$—	$813	$64	$749
Certificates of deposit and time deposits	Level 2	1,284	—	—	1,284	1,000	284
U.S. government securities	Level 1	89	—	—	89	—	89
Corporate notes and bonds	Level 2	19	—	—	19	—	19
Total available-for-sale debt securities		$2,205	$—	$—	$2,205	$1,064	$1,141
Cash					2,938	2,938	—
Total					$5,143	$4,002	$1,141

	December 31, 2023
(Millions of dollars)	Fair Value Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Available-for-sale debt securities
Commercial paper	Level 2	$3,154	$2	$—	$3,156	$281	$2,875
Certificates of deposit and time deposits	Level 2	1,836	1	—	1,837	800	1,037
U.S. government securities	Level 1	785	—	(1)	784	—	784
Corporate notes and bonds	Level 2	85	—	—	85	—	85
Total available-for-sale debt securities		$5,860	$3	$(1)	$5,862	$1,081	$4,781
Cash					4,362	4,362	—
Total					$10,224	$5,443	$4,781
Our investment policy includes concentration limits and credit rating requirements, which limit our investments to high quality, short term and highly liquid securities.
Realized gains/losses were not material. All of our available-for-sale debt securities held as of September 30, 2024 mature within one year or less or are readily available for use.

4. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of September 30, 2024, we owned approximately 64 percent of the outstanding MPLX common units compared to 65 percent as of December 31, 2023. Our ownership was impacted by changes in the redeemable non-controlling interest and unit repurchases.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2024	2023	2024	2023
Number of common units repurchased	2	—	6	—
Cash paid for common units repurchased	$76	$—	$226	$—
Average cost per unit	$42.89	$—	$41.32	$—
As of September 30, 2024, MPLX had approximately $620 million remaining under its unit repurchase authorization.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Increase (decrease) due to change in ownership	$(29)	$(38)	$198	$(37)
Tax impact	9	9	(67)	11
Increase (decrease) in MPC's additional paid-in capital, net of tax	$(20)	$(29)	$131	$(26)
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
The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,426	$1,048
Receivables, less allowance for doubtful accounts	757	836
Inventories	171	159
Other current assets	37	33
Equity method investments	4,558	3,743
Property, plant and equipment, net	19,153	19,264
Goodwill	7,645	7,645
Right of use assets	271	264
Other noncurrent assets	1,536	1,644

Liabilities
Accounts payable	$648	$723
Accrued taxes	105	79
Debt due within one year	2,836	1,135
Operating lease liabilities	49	45
Other current liabilities	343	336
Long-term debt	19,250	19,296
Deferred income taxes	16	16
Long-term operating lease liabilities	217	211
Deferred credits and other liabilities	467	476
6. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Sales to related parties	$213	$206	$711	$658
Purchases from related parties	624	484	1,778	1,275
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income	$1,015	$3,631	$4,282	$9,295
Net income attributable to noncontrolling interest	(393)	(351)	(1,208)	(1,065)
Net income allocated to participating securities	—	(2)	(2)	(5)
Redemption of preferred units	—	—	—	(2)
Income available to common stockholders	$622	$3,278	$3,072	$8,223

Weighted average common shares outstanding:
Basic	331	394	347	418
Effect of dilutive securities	1	2	1	2
Diluted	332	396	348	420

Income available to common stockholders per share:
Basic:
Net income attributable to MPC per share	$1.88	$8.31	$8.85	$19.66

Diluted:
Net income attributable to MPC per share	$1.87	$8.28	$8.83	$19.57
Potential common shares that were anti-dilutive and, therefore, omitted from the diluted share calculation, were immaterial for all periods.
8. Equity
On April 30, 2024, MPC announced that our board of directors approved a $5.0 billion share repurchase authorization. As of September 30, 2024, $4.04 billion remained available for repurchase under the share repurchase authorization. This share repurchase authorization has no expiration date.
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
Total share repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Number of shares repurchased	16	20	44	71
Cash paid for shares repurchased	$2,701	$2,819	$7,815	$9,067
Average cost per share(a)	$170.99	$139.84	$175.20	$127.09
(a)    The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but the excise tax does not reduce the remaining share repurchase authorization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,053	$4,373	$4,899	$11,389
Midstream	1,628	1,539	4,837	4,601
Total reportable segments	$2,681	$5,912	$9,736	$15,990

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$2,681	$5,912	$9,736	$15,990
Corporate	(196)	(204)	(600)	(533)
Refining planned turnaround costs	(290)	(153)	(1,121)	(902)
Garyville incident response costs	—	(63)	—	(63)
Gain on sale of assets(a)	—	106	151	106
Depreciation and amortization	(846)	(845)	(2,511)	(2,479)
Net interest and other financial costs	(221)	(118)	(594)	(414)
Income before income taxes	$1,128	$4,635	$5,061	$11,705
(a)The first nine months of 2024 includes the gain from the Whistler Joint Venture Transaction (as defined in Note 13). 2023 includes the gain on the sale of our interest in South Texas Gateway Terminal LLC. See Note 13 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$33,775	$39,625	$101,914	$108,455
Intersegment revenues	36	30	107	78
Refining & Marketing segment revenues	33,811	39,655	102,021	108,533

Midstream
Revenues from external customers(a)	1,332	1,292	3,813	3,669
Intersegment revenues	1,468	1,434	4,319	4,143
Midstream segment revenues	2,800	2,726	8,132	7,812

Total segment revenues	36,611	42,381	110,153	116,345
Less: intersegment revenues	1,504	1,464	4,426	4,221
Consolidated sales and other operating revenues(a)	$35,107	$40,917	$105,727	$112,124
(a)    Includes sales to related parties. See Note 6 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Income from equity method investments
Refining & Marketing	$43	$24	$85	$5
Midstream	176	191	560	542
Total segment income from equity method investments	219	215	645	547
Corporate(a)	—	—	151	—
Consolidated income from equity method investments	$219	$215	$796	$547

Depreciation and amortization
Refining & Marketing	465	463	1,395	1,411
Midstream	353	340	1,041	988
Total segment depreciation and amortization	818	803	2,436	2,399
Corporate	28	42	75	80
Consolidated depreciation and amortization	$846	$845	$2,511	$2,479

Capital expenditures
Refining & Marketing	$372	$255	$967	$919
Midstream	557	234	1,125	748
Total segment capital expenditures and investments	929	489	2,092	1,667
Less investments in equity method investees	271	66	450	362
Plus:
Corporate	7	24	25	64
Capitalized interest	14	9	38	43
Consolidated capital expenditures(b)	$679	$456	$1,705	$1,412
(a)2024 represents the gain from the Whistler Joint Venture Transaction. See Note 13 for additional information.
(b)Includes changes in capital expenditure accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the nine months ended September 30, 2024 and 2023 as reported in the consolidated statements of cash flows.

10. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Interest income	$(102)	$(141)	$(308)	$(381)
Interest expense	352	331	1,034	994
Interest capitalized	(15)	(11)	(40)	(47)
Pension and other postretirement non-service costs(a)	(8)	(20)	(30)	(68)
Loss on extinguishment of debt	—	—	—	9
Investments - net premium (discount) amortization	(20)	(41)	(90)	(100)
Other financial costs	14	—	28	7
Net interest and other financial costs	$221	$118	$594	$414
(a)See Note 22.
11. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $113 million and $779 million for the three and nine months ended September 30, 2024, respectively, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests offset by state taxes.
We recorded a combined federal, state and foreign income tax provision of $1.0 billion for the three months ended September 30, 2023, which was higher than the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests and foreign derived intangible income. We recorded a combined federal, state and foreign income tax provision of $2.41 billion for the nine months ended September 30, 2023, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, a benefit related to foreign derived intangible income, offset by state taxes.
12. Inventories

(Millions of dollars)	September 30, 2024	December 31, 2023
Crude oil	$3,449	$3,211
Refined products	5,240	4,940
Materials and supplies	1,197	1,166
Total	$9,886	$9,317
Inventories are carried at the lower of cost or market value. Costs of crude oil and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.
13. Equity Method Investments
BANGL, LLC Acquisition
On July 31, 2024, MPLX exercised its right of first offer under the BANGL, LLC joint venture agreement to purchase an additional 20 percent ownership interest in BANGL, LLC for $210 million cash, increasing total ownership interest to 45 percent (the “BANGL Transaction”). BANGL is a natural gas liquids pipeline system connecting the Delaware and Midland basins to the fractionation market in Sweeny, Texas. The purchase price of the additional 20 percent ownership interest in BANGL, LLC exceeded our portion of the underlying net assets of the joint venture by approximately $156 million.This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. Following the BANGL Transaction, our investment in BANGL, LLC continues to be accounted for as an equity method investment.
Whistler Joint Venture Transaction
On May 29, 2024, MPLX and its joint venture partner contributed their respective membership interest in Whistler Pipeline, LLC to a newly formed joint venture, WPC Parent, LLC, and issued a 19 percent voting interest in WPC Parent, LLC to an affiliate of Enbridge Inc. in exchange for the contribution of cash and the Rio Bravo Pipeline project (collectively the “Whistler Joint Venture

Transaction”). As a result of the transaction, MPLX’s voting interest in the joint venture was reduced from 37.5 percent to 30.4 percent. MPLX recognized a gain of $151 million at closing and received a cash distribution of $134 million, recorded as a return of capital, related to the dilution of the ownership interest. The gain is included in income from equity method investments on the accompanying consolidated statements of income and the return of capital is included in investments - redemptions, repayments, return of capital and sales proceeds within the investing section of the accompanying consolidated statements of cash flows.
Midstream Acquisition
On March 22, 2024, MPLX used $625 million of cash on hand to purchase additional ownership interest in existing joint ventures and gathering assets, which will enhance MPLX’s position in the Utica basin. Prior to the acquisition, MPLX owned an indirect interest in Ohio Gathering Company, L.L.C. (“OGC”) and a direct interest in Ohio Condensate Company, L.L.C. (“OCC”) and now owns a combined 73 percent interest in OGC and a 100 percent interest in OCC, and a dry gas gathering system in the Utica basin. OGC continues to be accounted for as an equity method investment as MPLX did not obtain control of OGC as a result of the transaction. OGC is considered a VIE and MPLX is not deemed to be the primary beneficiary due to voting rights on significant matters. The acquisition date fair value of our investment in OGC exceeded our portion of the underlying net assets of the joint venture by approximately $86 million. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. OCC was previously accounted for as an equity method investment, and it is now consolidated and included in our consolidated financial results.
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
South Texas Gateway Terminal LLC
On August 1, 2023, MPC sold its 25 percent interest in South Texas Gateway Terminal LLC (“South Texas Gateway”) to an affiliate of Gibson Energy Inc. (“Gibson Energy”). Gibson Energy paid $1.1 billion in cash to acquire 100 percent of the membership interests of South Texas Gateway from MPC and its other members. South Texas Gateway owns an oil export facility in the U.S. Gulf Coast. MPC’s proceeds were $270 million, resulting in a gain of $106 million, which is included in net gain on disposal of assets on the accompanying consolidated statements of income.
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
14. Property, Plant and Equipment (PP&E)

	September 30, 2024			December 31, 2023
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$33,103	$18,990	$14,113	$32,496	$17,992	$14,504
Midstream	30,390	10,495	19,895	29,620	9,589	20,031
Corporate	1,657	1,123	534	1,632	1,055	577
Total	$65,150	$30,608	$34,542	$63,748	$28,636	$35,112

15. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2024
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$302	$1	$—	$(282)	$21	$36
Liabilities:
Commodity contracts	$295	$—	$—	$(295)	$—	$—
Embedded derivatives in commodity contracts	—	—	69	—	69	—

	December 31, 2023
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$244	$—	$—	$(220)	$24	$73
Liabilities:
Commodity contracts	$249	$—	$—	$(249)	$—	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2024, cash collateral of $13 million was netted with mark-to-market derivative liabilities. As of December 31, 2023, cash collateral of $29 million was netted with mark-to-market derivative liabilities.
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
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at September 30, 2024 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.67 to $1.45 per gallon with a weighted average of $0.85 per gallon and (2) a 100 percent probability of renewal for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Beginning balance	$69	$53	$61	$61
Unrealized and realized loss included in net income(a)	3	10	18	7
Settlements of derivative instruments	(3)	(3)	(10)	(8)
Ending balance	$69	$60	$69	$60

The amount of total loss for the period included in earnings attributable to the change in unrealized loss relating to liabilities still held at the end of period(a):	$3	$9	$15	$6
(a)    The loss is included in cost of revenues on the consolidated statements of income.

Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures in 2024 relate to acquisitions and other transactions as discussed in Note 13.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $27.9 billion and $26.9 billion at September 30, 2024, respectively, and approximately $27.0 billion and $25.5 billion at December 31, 2023, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs, which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of September 30, 2024 and December 31, 2023 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	September 30, 2024		December 31, 2023
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$303	$295	$244	$249
Other current liabilities(a)	—	10	—	11
Deferred credits and other liabilities(a)	—	59	—	50
(a)     Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products, soybean oil and propane as of September 30, 2024.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	77.5%	51,340	56,381
Refined products	95.0%	19,421	20,765
Blending products	82.5%	5,652	7,953
Soybean oil	99.6%	2,261	2,530
Over-the-counter
Propane	100.0%	—	344
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 13,138 long and 12,968 short; Refined products - 517 long and 156 short. There are no spread contracts for blending products or soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2024	2023	2024	2023
Sales and other operating revenues	$4	$(4)	$2	$6
Cost of revenues	38	(172)	(82)	(61)
Other income	(1)	(3)	(2)	(2)
Total	$41	$(179)	$(82)	$(57)
17. Debt
Our outstanding borrowings at September 30, 2024 and December 31, 2023 consisted of the following:

(Millions of dollars)	September 30, 2024	December 31, 2023
Marathon Petroleum Corporation:
Senior notes	$5,699	$6,449
Notes payable	—	1
Finance lease obligations	494	464
Total	6,193	6,914

MPLX LP:
Senior notes	22,350	20,700
Finance lease obligations	6	6
Total	22,356	20,706

Total debt	28,549	27,620
Unamortized debt issuance costs	(146)	(141)
Unamortized discount, net of unamortized premium	(183)	(196)
Amounts due within one year	(4,167)	(1,954)
Total long-term debt due after one year	$24,053	$25,329

MPC Senior Notes
On September 16, 2024, we repaid the $750 million outstanding principal amount of 3.625 percent senior notes due September 2024 at maturity using cash on hand.
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

Available Capacity under our Credit Facilities as of September 30, 2024

(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	July 2027
MPC trade receivables securitization facility(a)	100	—	—	100	—%	September 2027

MPLX
MPLX bank revolving credit facility	2,000	—	—	2,000	—%	July 2027
(a)    The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.
18. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Refining & Marketing
Refined products	$31,462	$36,971	$94,803	$101,758
Crude oil	1,826	2,188	5,713	5,393
Services and other	487	466	1,398	1,304
Total revenues from external customers	33,775	39,625	101,914	108,455

Midstream
Refined products	431	477	1,197	1,274
Services and other	901	815	2,616	2,395
Total revenues from external customers	1,332	1,292	3,813	3,669

Sales and other operating revenues	$35,107	$40,917	$105,727	$112,124
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of September 30, 2024, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at September 30, 2024 include matching buy/sell receivables of $4.05 billion.
19. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(Millions of dollars)	2024	2023
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$959	$952
Net income taxes paid to (received from) taxing authorities(a)	613	1,881
(a)    2024 includes $439 million paid to third parties for transferable tax credits.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(Millions of dollars)	2024	2023
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,723	$1,358
Increase (decrease) in capital accruals	(18)	54
Total capital expenditures	$1,705	$1,412
20. Other Current Liabilities
The following summarizes the components of other current liabilities:

(Millions of dollars)	September 30, 2024	December 31, 2023
Environmental credits liability	$716	$778
Accrued interest payable	290	316
Other current liabilities	378	551
Total other current liabilities	$1,384	$1,645
21. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2022	$(163)	$165	$—	$2
Other comprehensive gain (loss) before reclassifications, net of tax of $(2)	(9)	3	(2)	(8)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(34)	(16)	—	(50)
Amortization of actuarial gain(a)	(4)	—	—	(4)
Settlement gain(a)	(2)	—	—	(2)
Other	—	—	(1)	(1)
Tax effect	10	4	—	14
Other comprehensive loss	(39)	(9)	(3)	(51)
Balance as of September 30, 2023	$(202)	$156	$(3)	$(49)

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2023	$(261)	$129	$1	$(131)
Other comprehensive gain (loss) before reclassifications, net of tax of $1	2	(1)	(1)	—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(25)	(16)	—	(41)
Amortization of actuarial loss(a)	5	—	—	5
Tax effect	5	4	—	9
Other comprehensive loss	(13)	(13)	(1)	(27)
Balance as of September 30, 2024	$(274)	$116	$—	$(158)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 22.

22. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Pension Benefits
Service cost	$63	$53	$170	$150
Interest cost	31	29	92	87
Expected return on plan assets	(36)	(38)	(110)	(122)
Amortization of prior service credit	(9)	(12)	(25)	(34)
Amortization of actuarial (gain) loss	3	(1)	5	(4)
Settlement gain	—	—	—	(2)
Net periodic pension benefit cost	$52	$31	$132	$75

Other Benefits
Service cost	$5	$4	$15	$14
Interest cost	8	7	24	23
Amortization of prior service credit	(5)	(5)	(16)	(16)
Net periodic other benefit cost	$8	$6	$23	$21
The components of net periodic benefit cost, other than the service cost component, are included in net interest and other financial costs on the consolidated statements of income.
During the nine months ended September 30, 2024, we made contributions of $92 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $8 million and $37 million, respectively, during the nine months ended September 30, 2024.
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
At September 30, 2024 and December 31, 2023, accrued liabilities for remediation totaled $361 million and $387 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $6 million and $5 million at September 30, 2024 and December 31, 2023, respectively.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tend to follow the terms of the underlying debt, which extend through 2040. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $222 million as of September 30, 2024.
Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”), which owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline system”). In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement going forward, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The pipeline remains operational while the Army Corps finalizes its decision which will follow the issuance of the final EIS. According to public statements from Army Corps officials, the EIS is now expected to be issued in 2025.
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2024, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
Crowley Blue Water Partners LLC
In connection with our 50 percent indirect interest in Crowley Blue Water Partners LLC, we have agreed to provide a conditional guarantee of up to 50 percent of its outstanding debt balance in the event there is no charter agreement in place with an investment grade customer for the entity’s three vessels as well as other financial support in certain circumstances. The terms of the underlying debt extend through 2038. As of September 30, 2024, our maximum potential undiscounted payments under this arrangement were $87 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $192 million as of September 30, 2024, which primarily consist of a commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee, a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
24. Subsequent Events
Additional $5 Billion Share Repurchase Authorization
On November 5, 2024, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases, tender offers or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be suspended, discontinued or restarted at any time.

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
•personnel changes; and
•the imposition of windfall profit taxes, maximum margin penalties or minimum inventory requirements on companies operating in the energy industry in California or other jurisdictions.
For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.
EXECUTIVE SUMMARY
Business Update
Our third quarter results reflect a lower margin environment versus the third quarter of 2023. Margin volatility in the third quarter reflected steady demand for gasoline and diesel and growing demand for jet fuel while refining utilization remained high supported by a light turnaround season and limited seasonal supply interruptions. Longer term, demand growth is expected to exceed the net supply impact from limited capacity additions through the end of the decade and announced and expected refinery rationalizations. We anticipate these fundamentals, as well as the U.S. refining industry’s current structural advantages over the rest of the world, will support a constructive environment for U.S. refiners.

In June 2023, the California legislature adopted and implemented certain provisions of Senate Bill No.2 (such statute, together with any regulations contemplated or issued thereunder, “SB X1-2”), which authorizes the CEC to establish a “maximum gross gasoline refining margin” with respect to refining activities in California, as well as establish penalties for refiners for exceeding the yet to be issued margin cap. The law further expands on existing reporting requirements for refiners to the CEC. In October 2024, California’s governor signed Assembly Bill No.1 (such statute, together with any regulations contemplated or issued thereunder, “AB X2-1”), into law, authorizing the CEC to require that petroleum refiners maintain a minimum inventory of transportation fuels as well as require petroleum refiners to plan for resupply during scheduled maintenance. We will evaluate the impact that SB X1-2 and AB X2-1 and any associated forthcoming CEC regulations may have on our current or anticipated future operations in California and results of operations when SB X1-2 or AB X2-1 are fully implemented.

Strategic Updates
Midstream Growth Transactions
On July 31, 2024, MPLX exercised its right of first offer under the BANGL, LLC joint venture agreement to purchase an additional 20 percent ownership interest in BANGL, LLC for $210 million cash, increasing total ownership interest to 45 percent. BANGL is a natural gas liquids pipeline system connecting the Delaware and Midland basins to the fractionation market in Sweeny, Texas.
On May 29, 2024, MPLX and its joint venture partner contributed their respective membership interest in Whistler Pipeline, LLC to a newly formed joint venture, WPC Parent, LLC and issued a 19 percent voting interest in WPC Parent, LLC to an affiliate of Enbridge Inc. in exchange for the contribution of cash and the Rio Bravo Pipeline project (collectively, the “Whistler Joint Venture Transaction”). The combined platform connects Permian supply to incremental LNG export markets and supports the development of additional pipeline projects. As a result of the transaction, MPLX’s voting interest in the joint venture was reduced from 37.5 percent to 30.4 percent. MPLX recognized a gain of $151 million at closing and received a cash distribution of $134 million, recorded as a return of capital, related to the dilution of the ownership interest.
On March 22, 2024, MPLX used $625 million of cash to purchase additional ownership interest in existing joint ventures and gathering assets, which will enhance MPLX’s position in the Utica basin. Prior to the acquisition, MPLX owned an indirect interest in OGC and a direct interest in OCC and now owns a combined 73 percent interest in OGC and a 100 percent interest in OCC, and a dry gas gathering system in the Utica basin.
See Note 13 to the unaudited consolidated financial statements for additional information on these transactions.
Share Repurchase Authorization
On November 5, 2024, we announced that our board of directors approved a $5.0 billion share repurchase authorization that is in addition to the $5.0 billion share repurchase authorization announced on April 30, 2024. The share repurchase authorizations have no expiration date. Future repurchases under these authorizations will depend on the macro environment, cash available after opportunities for capital investment and growth of the business and market conditions. As of September 30, 2024, MPC had $4.04 billion remaining under the April 2024 share repurchase authorization.
See Notes 8 and 24 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.

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
Select results are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,053	$4,373	$4,899	$11,389
Midstream	1,628	1,539	4,837	4,601
Total reportable segments	$2,681	$5,912	$9,736	$15,990

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$2,681	$5,912	$9,736	$15,990
Corporate	(196)	(204)	(600)	(533)
Refining planned turnaround costs	(290)	(153)	(1,121)	(902)
Garyville incident response costs	—	(63)	—	(63)
Gain on sale of assets(a)	—	106	151	106
Depreciation and amortization	(846)	(845)	(2,511)	(2,479)
Net interest and other financial costs	(221)	(118)	(594)	(414)
Income before income taxes	$1,128	$4,635	$5,061	$11,705

Net income attributable to MPC per diluted share	$1.87	$8.28	$8.83	$19.57
(a)The first nine months of 2024 includes the gain from the Whistler Joint Venture Transaction. See Note 13 to the unaudited consolidated financial statements for additional information. 2023 includes the gain on the sale of MPC’s 25 percent interest in South Texas Gateway.
Net income attributable to MPC was $622 million, or $1.87 per diluted share, in the third quarter of 2024 compared to $3.28 billion, or $8.28 per diluted share, for the third quarter of 2023 and $3.07 billion, or $8.83 per diluted share, in the first nine months of 2024 compared to $8.23 billion, or $19.57 per diluted share, in the first nine months of 2023. The decreases in net income attributable to MPC were largely due to lower Refining & Marketing margins, partially offset by decreases in provisions for income taxes.
Refer to the Results of Operations section for a discussion of consolidated financial results and Segment Results for the third quarter of 2024 as compared to the third quarter of 2023 and the first nine months of 2024 compared to the first nine months of 2023.
MPLX
We owned approximately 647 million MPLX common units as of September 30, 2024, with a market value of $28.78 billion based on the September 30, 2024 closing price of $44.46 per common unit. On October 29, 2024, MPLX declared a quarterly cash distribution of $0.9565 per common unit payable on November 15, 2024, to unitholders of record on November 8, 2024. This represents a 12.5 percent increase over the prior quarter distribution. MPC’s portion of this distribution is approximately $619 million.
We received limited partner distributions of $1.65 billion from MPLX in the nine months ended September 30, 2024 and $1.51 billion in the nine months ended September 30, 2023.
During the nine months ended September 30, 2024, MPLX repurchased approximately 6 million MPLX common units at an average cost per unit of $41.32 and paid $226 million of cash. As of September 30, 2024, approximately $620 million remained available under the authorization for future unit repurchases.
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
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2024	2023	Variance	2024	2023	Variance
Revenues and other income:
Sales and other operating revenues	$35,107	$40,917	$(5,810)	$105,727	$112,124	$(6,397)
Income from equity method investments	219	215	4	796	547	249
Net gain (loss) on disposal of assets	(2)	110	(112)	17	126	(109)
Other income	49	341	(292)	406	687	(281)
Total revenues and other income	35,373	41,583	(6,210)	106,946	113,484	(6,538)

Costs and expenses:
Cost of revenues (excludes items below)	32,144	34,928	(2,784)	95,682	95,984	(302)
Depreciation and amortization	846	845	1	2,511	2,479	32
Selling, general and administrative expenses	815	824	(9)	2,417	2,219	198
Other taxes	219	233	(14)	681	683	(2)
Total costs and expenses	34,024	36,830	(2,806)	101,291	101,365	(74)

Income from operations	1,349	4,753	(3,404)	5,655	12,119	(6,464)
Net interest and other financial costs	221	118	103	594	414	180
Income before income taxes	1,128	4,635	(3,507)	5,061	11,705	(6,644)
Provision for income taxes	113	1,004	(891)	779	2,410	(1,631)
Net income	1,015	3,631	(2,616)	4,282	9,295	(5,013)
Less net income attributable to:
Redeemable noncontrolling interest	6	25	(19)	21	71	(50)
Noncontrolling interests	387	326	61	1,187	994	193
Net income attributable to MPC	$622	$3,280	$(2,658)	$3,074	$8,230	$(5,156)
Third Quarter 2024 Compared to Third Quarter 2023
Net income attributable to MPC decreased $2.66 billion in the third quarter of 2024 compared to the third quarter of 2023 primarily due to lower Refining & Marketing margins, partially offset by a decreased provision for income taxes.
Revenues and other income decreased $6.21 billion primarily due to:
•decreased sales and other operating revenues of $5.81 billion primarily due to decreased Refining & Marketing segment average refined product sales prices of $0.45 per gallon, partially offset by increased refined product sales volumes of 89 mbpd;
•decreased net gain on disposal of assets of $112 million primarily due to the $106 million gain on the sale of MPC’s 25 percent interest in South Texas Gateway in the third quarter of 2023; and
•decreased other income of $292 million mainly due to lower income on RIN sales and the absence of insurance proceeds received in the third quarter of 2023.
Costs and expenses decreased $2.81 billion primarily due to:
•decreased cost of revenues of $2.78 billion primarily due to lower crude oil costs and decreases in finished product purchases; and
•decreased selling, general and administrative expenses of $9 million primarily due to a decrease in equity compensation of $72 million, partially offset by increases in office expenses of $20 million, salaries and employee related costs of $16 million, contract services of $14 million and legal expenses of $13 million.

Net interest and other financial costs increased $103 million largely due to decreased interest income, primarily on lower short-term investments, and increases in interest expense, mainly due to higher MPLX borrowings, currency exchange losses and non-service pension costs.
We recorded a combined federal, state and foreign income tax provision of $113 million for the three months ended September 30, 2024, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests offset by state taxes. We recorded a combined federal, state and foreign income tax provision of $1.0 billion for the three months ended September 30, 2023, which was higher than the U.S. statutory rate primarily due to state taxes offset by permanent tax benefits related to net income attributable to noncontrolling interests and foreign derived intangible income.
Net income attributable to noncontrolling interests increased $61 million primarily due to an increase in MPLX’s net income in the third quarter of 2024. See further discussion in the Midstream Segment Results section.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net income attributable to MPC decreased $5.16 billion in the first nine months of 2024 compared to the first nine months of 2023 primarily due to lower Refining & Marketing margins, partially offset by a decreased provision for income taxes.
Revenues and other income decreased $6.54 billion primarily due to:
•decreased sales and other operating revenues of $6.40 billion primarily due to decreased Refining & Marketing segment average refined product sales prices of $0.22 per gallon, partially offset by increased refined product sales volumes of 58 mbpd;
•increased income from equity method investments of $249 million primarily due to the gain on sale of assets resulting from the Whistler Joint Venture Transaction and increased income from our Martinez Renewables joint venture;
•decreased net gain on disposal of assets of $109 million primarily due to the $106 million gain on the sale of MPC’s 25 percent interest in South Texas Gateway in the first nine months of 2023; and
•decreased other income of $281 million mainly due to lower income on RINs sales, partially offset by higher insurance proceeds.
Costs and expenses decreased $74 million primarily due to:
•decreased cost of revenues of $302 million primarily due to decreased crude oil costs and finished product purchases, partially offset by higher contract services and material and supply expenses related to increased turnaround activity; and
•increased selling, general and administrative expenses of $198 million largely due to increases in contract services costs of $59 million, salaries and employee related costs of $48 million and $30 million of expense related to decommissioning of non-operating assets.
Net interest and other financial costs increased $180 million largely due to decreased interest income, primarily on lower short-term investments, and increases in non-service pension costs, interest expense, mainly due to higher MPLX borrowings, and currency exchange losses.
We recorded a combined federal, state and foreign income tax provision of $779 million for the nine months ended 2024, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests offset by state taxes. We recorded a combined federal, state and foreign income tax provision of $2.41 billion for the nine months ended 2023, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, a benefit related to foreign derived intangible income, offset by state taxes.
Net income attributable to noncontrolling interests increased $193 million primarily due to an increase in MPLX’s net income in the first nine months of 2024. See further discussion in the Midstream Segment Results section.
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

The following shows the percentage of segment adjusted EBITDA by segment for the nine months ended September 30, 2024 and 2023.
Nine months ended September 30, 2024            Nine months ended September 30, 2023

Refining & Marketing
The following includes key financial and operating data for the third quarter of 2024 compared to the third quarter of 2023 and the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,991	2,959	2,907	2,908
Refining & Marketing margin per barrel(a)(b)	$14.35	$26.16	$16.82	$24.80
Less:
Refining operating costs per barrel(c)	5.30	5.14	5.44	5.32
Distribution costs per barrel(d)	5.41	5.44	5.58	5.29
Other income per barrel(e)	(0.18)	(0.48)	(0.35)	(0.16)
Refining & Marketing segment adjusted EBITDA per barrel	$3.82	$16.06	$6.15	$14.35
Less:
Refining planned turnaround costs per barrel	1.05	0.56	1.41	1.14
Depreciation and amortization per barrel	1.69	1.70	1.75	1.78
Refining & Marketing segment income per barrel	$1.08	$13.80	$2.99	$11.43
Per barrel fees paid to MPLX included in distribution costs above	$3.65	$3.58	$3.72	$3.60
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$2.20	$2.51	$2.23	$2.44
Chicago ULSD	2.30	2.71	2.39	2.63
USGC CBOB unleaded regular gasoline	2.11	2.58	2.21	2.44
USGC ULSD	2.24	2.96	2.43	2.74
LA CARBOB	2.36	3.30	2.56	2.93
LA CARB diesel	2.30	3.36	2.50	2.89

Market Indicators (dollars per barrel)
WTI	$75.27	$82.22	$77.61	$77.28
MEH	76.52	84.01	79.24	78.81
ANS	79.00	88.02	82.32	81.82
Crack Spreads:
Mid-Continent WTI 3-2-1	$15.62	$20.71	$15.92	$21.51
USGC MEH 3-2-1	10.14	22.52	13.12	20.10
West Coast ANS 3-2-1	15.32	44.04	20.91	32.81
Blended 3-2-1(a)	13.27	26.10	15.69	23.21

Crude Oil Differentials:
Sweet	$(1.19)	$(0.66)	$(1.33)	$(0.23)
Sour	(3.92)	(3.97)	(4.56)	(6.31)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/42/18 percent effective April 1, 2024 and 40/40/20 percent for prior periods.
Third Quarter 2024 Compared to Third Quarter 2023
Refining & Marketing segment revenues decreased $5.84 billion primarily due to decreased average refined product sales prices of $0.45 per gallon, partially offset by increased refined product sales volumes of 89 mbpd.
Net refinery throughput increased 32 mbpd during the third quarter of 2024.
Refining & Marketing segment adjusted EBITDA decreased $3.32 billion primarily due to decreases in per barrel margins. Refining & Marketing segment adjusted EBITDA was $3.82 per barrel for the third quarter of 2024, versus $16.06 per barrel for the third quarter of 2023.
Refining & Marketing margin was $14.35 per barrel for the third quarter of 2024 compared to $26.16 per barrel for the third quarter of 2023. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $4 billion on Refining & Marketing margin for the third quarter of 2024 compared to the third quarter of 2023, primarily due to lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $300 million on Refining & Marketing segment adjusted EBITDA in the third quarter of 2024 compared to the third quarter of 2023.
For the three months ended September 30, 2024, refining operating costs, excluding depreciation and amortization, increased $56 million, or $0.16 per barrel, primarily due to higher maintenance costs and expenses for projects conducted during turnaround activity.
Distribution costs, excluding depreciation and amortization, include fees paid to MPLX of $1.0 billion and $975 million for the third quarter of 2024 and 2023, respectively.

Other income decreased $84 million, or $0.30 per barrel, largely due to the absence of insurance proceeds received in the third quarter of 2023.
Refining planned turnaround costs increased $0.49 per barrel, or $137 million, due to the scope and timing of turnaround activity.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $253 million and $561 million in the third quarter of 2024 and 2023, respectively. The RINs expense is included in Refining & Marketing margin. The decrease in the third quarter of 2024 was primarily due to decreased RIN sales and average RINs prices in addition to increased RINs generated and acquired from our Martinez Renewables joint venture, partially offset by an increased RIN obligation.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Refining & Marketing segment revenues decreased $6.51 billion primarily due to decreased average refined product sales prices of $0.22 per gallon, partially offset by increased refined product sales volumes of 58 mbpd.
Net refinery throughput was 2,907 mbpd in the first nine months of 2024, which was comparable to the first nine months of 2023.
Refining & Marketing segment adjusted EBITDA decreased $6.49 billion primarily driven by decreases in per barrel margins. Refining & Marketing segment adjusted EBITDA was $6.15 per barrel for the first nine months of 2024, versus $14.35 per barrel for the first nine months of 2023.
Refining & Marketing margin was $16.82 per barrel for the first nine months of 2024 compared to $24.80 per barrel for the first nine months of 2023. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $6 billion on Refining & Marketing margin for the first nine months of 2024 compared to the first nine months of 2023, primarily due to lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $20 million on Refining & Marketing segment income in the first nine months of 2024 compared to the first nine months of 2023.
For the nine months ended September 30, 2024, refining operating costs, excluding depreciation and amortization, increased $110 million, or $0.12 per barrel, primarily driven by higher expenses for projects conducted during turnaround activity.
Distribution costs, excluding depreciation and amortization, increased $246 million for the first nine months of 2024, or $0.29 per barrel, and include fees paid to MPLX of $2.96 billion and $2.86 billion for the first nine months of 2024 and 2023, respectively. The increase was primarily due to higher pipeline tariff rates and logistics fee escalations.
Other income increased $150 million, or $0.19 per barrel, largely due to insurance proceeds and increased income from our Martinez Renewables joint venture.
Refining planned turnaround costs increased $219 million, or $0.27 per barrel, due to the scope and timing of turnaround activity.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $847 million and $1.72 billion in the first nine months of 2024 and 2023, respectively. The RINs expense is included in Refining & Marketing margin. The decrease in the first nine months of 2024 was primarily due to decreased average RINs prices, increased RINs generated and acquired from our Martinez Renewables joint venture and lower RIN sales.

Supplemental Refining & Marketing Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	94	94	91	92

Refinery throughput (mbpd):
Crude oil refined	2,776	2,773	2,690	2,680
Other charge and blendstocks	215	186	217	228
Net refinery throughput	2,991	2,959	2,907	2,908

Sour crude oil throughput percent	42	46	44	44
Sweet crude oil throughput percent	58	54	56	56

Refined product yields (mbpd):
Gasoline(b)	1,494	1,511	1,464	1,506
Distillates(b)	1,111	1,061	1,066	1,040
Propane	68	65	66	66
NGLs and petrochemicals(b)	212	202	205	196
Heavy fuel oil	63	74	59	55
Asphalt	83	87	82	84
Total	3,031	3,000	2,942	2,947

Refined product export sales volumes (mbpd)(c)	380	325	347	306
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Product yields include renewable production.
(c)Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the third quarter of 2024 compared to the third quarter of 2023 and the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Midstream Sales and Other Operating Revenues
Q3 2024
$1,332
$1,468
$2,800
Q3 2023
$1,292
$1,434
$2,726
YTD 2024
$3,813
$4,319
$8,132
YTD 2023
$3,669
$4,143
$7,812
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for partnership-operated equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Benchmark Prices	2024	2023	2024	2023
Natural Gas NYMEX HH (per MMBtu)	$2.23	$2.66	$2.22	$2.58
C2 + NGL Pricing (per gallon)(a)	$0.67	$0.68	$0.70	$0.69
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, 6 percent iso-butane, 12 percent normal butane and 12 percent natural gasoline.
Third Quarter 2024 Compared to Third Quarter 2023
In the third quarter of 2024, Midstream segment adjusted EBITDA increased $89 million mainly due to increased sales and operating revenues of $74 million resulting from higher rates and volumes, including growth from equity method affiliates, and contributions from recently acquired assets in the Utica and Permian basins.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Midstream segment adjusted EBITDA increased $236 million in the first nine months of 2024 primarily due to increased sales and operating revenues of $320 million resulting from rate escalations, higher natural gas gathering and processing volumes and contributions from recently acquired assets.
Corporate

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Corporate(a)	$(224)	$(246)	$(675)	$(613)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $28 million and $42 million for the third quarter of 2024 and 2023, respectively, and $75 million and $80 million for the nine months ended September 30, 2024 and 2023, respectively.
Third Quarter 2024 Compared to Third Quarter 2023
In the third quarter of 2024, corporate expenses decreased $22 million primarily due to a decrease in equity compensation of approximately $43 million.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Corporate expenses increased $62 million in the first nine months of 2024 largely due to $30 million of expense related to decommissioning of non-operating assets.
Items not Allocated to Segments

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Items not allocated to segments:
Gain on sale of assets	$—	$106	$151	$106
Third Quarter 2024 Compared to Third Quarter 2023
Gain on sale of assets includes the $106 million gain on the sale of MPC’s 25 percent interest in South Texas Gateway in the third quarter of 2023.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Gain on sale of assets in the first nine months of 2024 includes $151 million resulting from the Whistler Joint Venture Transaction. See Note 13 to the unaudited consolidated financial statements for additional information on this transaction.

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
Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2024	2023	2024	2023
Refining & Marketing segment adjusted EBITDA	$1,053	$4,373	$4,899	$11,389
Plus (Less):
Depreciation and amortization	(465)	(463)	(1,395)	(1,411)
Refining planned turnaround costs	(290)	(153)	(1,121)	(902)
Selling, general and administrative expenses	651	658	1,950	1,846
Income from equity method investments	(43)	(24)	(85)	(5)
Net (gain) loss on disposal of assets	1	(1)	1	(4)
Other income	(16)	(313)	(309)	(605)
Refining & Marketing gross margin	891	4,077	3,940	10,308
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,809	2,608	8,590	8,101
Depreciation and amortization	465	463	1,395	1,411
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(143)	51	(322)	79
Other taxes included in Refining & Marketing margin	(73)	(77)	(205)	(217)
Refining & Marketing margin	$3,949	$7,122	$13,398	$19,682
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $4.0 billion at September 30, 2024 compared to $5.44 billion at December 31, 2023. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Nine Months Ended September 30,
(Millions of dollars)	2024	2023
Net cash provided by (used in):
Operating activities	$6,458	$12,994
Investing activities	1,227	(2,131)
Financing activities	(9,127)	(11,038)
Total decrease in cash	$(1,442)	$(175)

Operating Activities
Net cash provided by operating activities decreased $6.54 billion in the first nine months of 2024 compared to the first nine months of 2023. The change in net cash provided by operating activities was primarily due to a decrease in operating results and an unfavorable change in working capital of $1.92 billion, when comparing the change in working capital in both periods.
For the first nine months of 2024, changes in working capital, excluding changes in short-term debt, were a net $27 million use of cash primarily due to the effects of decreasing energy commodity volumes and prices at the end of the period on working capital. Current receivables decreased primarily due to decreases in crude oil and refined product volumes and prices. Accounts payable decreased primarily due to decreases in crude oil volumes. Inventories increased primarily due to increases in refined product and crude oil inventory volumes. Additionally, working capital was favorably impacted by changes in income tax receivable and unfavorably impacted by changes in current liabilities and other current assets.
For the first nine months of 2023, changes in working capital, excluding changes in short-term debt, were a net $1.89 billion source of cash primarily due to the effects of decreasing energy commodity volumes and increasing prices at the end of the period on working capital. Current receivables decreased primarily due to a decrease in crude oil volumes. Additionally, working capital was favorably impacted by changes in income tax receivable. Accounts payable increased primarily due to an increase in crude oil prices, partially offset by a decrease in crude oil volumes. Inventories increased primarily due to increases in refined product and crude oil inventories volumes.
Investing Activities
Investing activities were a net $1.23 billion source of cash in the first nine months of 2024 compared to a net $2.13 billion use of cash in the first nine months of 2023.
•In the first nine months of 2024, maturities and sales of short-term investments of $4.38 billion and $2.30 billion, respectively, were partially offset by purchases of short-term investments of $2.95 billion for a net source of cash of $3.73 billion. In the first nine months of 2023, purchases of short-term investments of $7.14 billion were partially offset by maturities and sales of short-term investments of $3.90 billion and $1.87 billion, respectively, for a net use of cash of $1.36 billion.
•Additions to property, plant and equipment increased $365 million. See the Capital Requirements section for additional information on our capital investment plan.
•Cash used for acquisitions of $622 million in the first nine months of 2024 was due to an acquisition in our Midstream segment.
•Cash used in net investments was $309 million for the first nine months of 2024 compared to $92 million for the first nine months of 2023. In 2024, investments primarily included a return of capital of $134 million related to the Whistler Joint Venture Transaction more than offset by Midstream equity method investments, including a $92 million contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt due in 2024. In 2023, investments primarily included the Martinez Renewables joint venture and the acquisition of a 49.9 percent equity interest in LF Bioenergy for approximately $56 million.
•Cash provided by all other, net, decreased $501 million primarily due to lower income on RINs sales.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(Millions of dollars)	2024	2023
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,723	$1,358
Increase (decrease) in capital accruals	(18)	54
Total capital expenditures	1,705	1,412
Investments in equity method investees	450	362
Total capital expenditures and investments	$2,155	$1,774
Financing Activities
Financing activities were a net $9.13 billion use of cash in the first nine months of 2024 compared to a net $11.04 billion use of cash in the first nine months of 2023.
•Long-term debt borrowings and repayments were a net $805 million source of cash in the first nine months of 2024 compared to a net $512 million source of cash in the first nine months of 2023. During the first nine months of 2024, MPLX issued $1.65 billion aggregate principal amount of 5.50 percent senior notes due 2034 (the “2034 Senior Notes”) and MPC repaid $750 million aggregate principal amount of senior notes that matured in September 2024 and anticipates refinancing the notes. During the first nine months of 2023, MPLX issued $1.6 billion aggregate principal amount of senior notes and redeemed $1.0 billion aggregate principal amount of senior notes.
•Cash used in common stock repurchases, including fees and expenses, totaled $7.82 billion in the first nine months of 2024 compared to $9.07 billion in the first nine months of 2023. See the Capital Requirements section for further discussion of our stock repurchases.
•Cash used in dividend payments decreased $88 million due to a reduction of shares outstanding resulting from share repurchases, partially offset by an increase in per share dividends.
•Cash used in distributions to noncontrolling interests increased $62 million primarily due to an increase in MPLX’s distribution per common unit.
•Cash used in repurchases of noncontrolling interests was $226 million in the first nine months of 2024 related to the repurchase of MPLX common units. See Note 4 to the unaudited consolidated financial statements for further discussion of MPLX.
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
Our liquidity, excluding MPLX, totaled $7.82 billion at September 30, 2024 consisting of:

	September 30, 2024
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	—	100
Total	$5,100	$—	$1	$5,099
Cash and cash equivalents and short-term investments(b)				2,717
Total liquidity				$7,816
(a)The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.
(b)Excludes cash and cash equivalents of MPLX of $2.43 billion.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At September 30, 2024, we had no borrowings outstanding under the commercial paper program.
MPC’s bank revolving credit facility and trade receivables facility contain representations and warranties, affirmative and negative covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of September 30, 2024, we were in compliance with such covenants and restrictions.

Our intention is to maintain an investment-grade credit profile. As of September 30, 2024, the credit ratings on our senior unsecured debt are as follows.

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
MPLX
MPLX’s liquidity totaled $5.93 billion at September 30, 2024 consisting of:

	September 30, 2024
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				2,426
Total liquidity				$5,926
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
MPLX’s bank revolving credit facility contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of September 30, 2024, MPLX was in compliance with such covenants.
Our intention is to maintain an investment-grade credit profile for MPLX. As of September 30, 2024, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
Capital expenditures and investments for MPC and MPLX are summarized below.

	Nine Months Ended September 30,
(Millions of dollars)	2024	2023
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$967	$919
Midstream - Other	4	1
Corporate and Other(b)	25	64
Total MPC, excluding MPLX	$996	$984

Midstream - MPLX(c)	$1,121	$747
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $38 million and $43 million for the nine months ended September 30, 2024 and 2023, respectively.
(c)    Includes a $92 million equity method investment contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt due in 2024, reimbursable capital of $95 million and $228 million related to acquisitions of additional interests in BANGL, LLC and Wink to Webster Pipeline LLC.
Capital expenditures and investments in affiliates during the nine months ended September 30, 2024, were primarily for Refining & Marketing and Midstream projects. Major Refining & Marketing projects include advancing improvements focused on integrating and modernizing utility systems and increasing energy efficiency, with the added benefit of addressing upcoming regulation mandating further reductions in emissions at our Los Angeles refinery, a multi-year project to upgrade high sulfur distillate to ULSD and maximize distillate volume expansion at our Galveston Bay refinery, other shorter-term projects that will enhance the yields of our refineries, improve energy efficiency, and lower our costs as well as investments in our branded marketing footprint.
Major Midstream projects include gas processing plants in the Marcellus and Permian basins and gathering projects in the Marcellus, Utica and Permian basins.

Share Repurchases
On November 5, 2024, we announced that our board of directors approved a $5.0 billion share repurchase authorization that is in addition to the $5.0 billion share repurchase authorization announced on April 30, 2024. The share repurchase authorizations have no expiration date.
Total share repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Number of shares repurchased	16	20	44	71
Cash paid for shares repurchased	$2,701	$2,819	$7,815	$9,067
Average cost per share(a)	$170.99	$139.84	$175.20	$127.09
(a)     The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but the excise tax does not reduce the remaining share repurchase authorization.
From January 1, 2012 through September 30, 2024, our board of directors had approved $55.05 billion in total share repurchase authorizations and we repurchased a total of $51.01 billion of our common stock. As of September 30, 2024, MPC had approximately $4.04 billion remaining under its share repurchase authorizations.
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
See Notes 8 and 24 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
MPLX Unit Repurchases
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2024	2023	2024	2023
Number of common units repurchased	2	—	6	—
Cash paid for common units repurchased	$76	$—	$226	$—
Average cost per unit	$42.89	$—	$41.32	$—
As of September 30, 2024, MPLX had approximately $620 million remaining available under its unit repurchase authorization.
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
Cash Commitments
Contractual Obligations
As of September 30, 2024, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first nine months of 2024, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2023.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 17 and 22, respectively, to the unaudited consolidated financial statements, and financing and operating leases.

Other Cash Commitments
On October 30, 2024, our board of directors declared a dividend of $0.91 per share on common stock. The dividend is payable December 10, 2024, to shareholders of record as of the close of business on November 20, 2024.
During the nine months ended September 30, 2024, we made contributions of $92 million to our funded pension plans. We have satisfied our 2024 minimum funding requirements, however, we may make additional voluntary contributions at our discretion depending on the anticipated funding status and plan asset performance.
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
There have been no additional significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2024.
CRITICAL ACCOUNTING ESTIMATES
As of September 30, 2024, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table includes the composition of net losses on our commodity derivative positions as of September 30, 2024 and 2023, respectively.

	Nine Months Ended September 30,
(Millions of dollars)	2024	2023
Realized loss on settled derivative positions	$(88)	$(24)
Unrealized gain (loss) on open net derivative positions	6	(33)
Net loss	$(82)	$(57)
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at September 30, 2024.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2024 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of September 30, 2024
Crude	$(37)	$(92)	$37	$92
Refined products	—	—	—	—
Blending products	(21)	(53)	21	53
Soybean oil	(4)	(9)	4	9
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2024 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of September 30, 2024 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and, in addition to short-term investments which are recorded at fair value, are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value as of September 30, 2024(a)	Change in Fair Value(b)	Change in Net Income for the Nine Months Ended September 30, 2024(c)
Long-term debt
Fixed-rate	$27,108	$2,090	n/a
Variable-rate	$—	$—	$—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2024.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2024.
At September 30, 2024, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, or in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 or for the quarter ended June 30, 2024.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, on October 20, 2023, Tesoro Refining & Marketing Company LLC, an indirect wholly owned subsidiary of MPC, received an offer to settle 59 Notices of Violation (“NOVs”) received from the Bay Area Air Quality Management District (“BAAQMD”). The NOVs were issued for alleged violations of air quality regulations at our Martinez refinery between June 2018 and May 2022. Effective October 1, 2024, MPC entered into a settlement agreement with BAAQMD pursuant to which MPC paid a cash penalty of $5 million to resolve this matter.

On August 30, 2012, MPC entered into a consent decree with the EPA regarding the operation of flares at six of our refineries. The consent decree was modified on September 15, 2016. On December 20, 2023, MPC formally submitted a request to the EPA to terminate the consent decree. The EPA may seek payment of stipulated penalties for violations of the consent decree as a condition of termination. Based on negotiations with the EPA in the third quarter of 2024, we believe resolution of the stipulated penalty demands may result in the payment of $1 million or more, but do not believe any stipulated penalties will have a material impact on our consolidated results of operations, financial position or cash flows.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended September 30, 2024 of equity securities that are registered by MPC pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
7/1/2024-7/31/2024	5,649,963	$166.88	5,649,963	$5,800
8/1/2024-8/31/2024	5,803,288	174.75	5,803,288	4,785
9/1/2024-9/30/2024	4,500,047	165.32	4,500,047	4,041
Total	15,953,298	169.30	15,953,298
(a)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations. The weighted average price includes any commissions paid to brokers during the relevant period.
(b)    On October 25, 2023, we announced that our board of directors had approved a $5.0 billion share repurchase authorization, which was exhausted during the third quarter of 2024. On April 30, 2024, we announced that our board of directors had approved a $5.0 billion share repurchase authorization. On November 5, 2024, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization, which authorization is not reflected in this column. These share repurchase authorizations have no expiration date.
(c)The maximum dollar value remaining has been reduced by the amount of any commissions paid to brokers during the relevant period.

Item 5. Other Information
During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated April 24, 2024	8-K	3.2	4/26/2024	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021	10-Q	3.2	11/2/2021	001-35054
10.1 *	Amended and Restated Aircraft Time Sharing Agreement, dated as of August 14, 2024, by and between Marathon Petroleum Company LP and Michael J. Hennigan					X
10.2 *	Aircraft Time Sharing Agreement, dated as of August 14, 2024, by and between Marathon Petroleum Company LP and Maryann T. Mannen					X
10.3 *	Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated October 1, 2024					X
10.4 *	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated October 1, 2024					X
10.5 *	Sixth Amendment to the Marathon Petroleum Thrift Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2024	MARATHON PETROLEUM CORPORATION

	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski Vice President and Controller