Form 10-K
period 2024-12-31
Marathon Petroleum Corp
filed 2025-02-27
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of June 30, 2024, the aggregate market value of common stock held by non-affiliates was approximately $59.0 billion, based on the closing price of the registrant’s common stock on the New York Stock Exchange on June 28, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.
There were 312,575,833 shares of Marathon Petroleum Corporation common stock outstanding as of February 21, 2025.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement relating to its 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Report.

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “MPC,” “us,” “our,” “we” or the “Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Glossary of Terms

Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaska North Slope crude oil, an oil index benchmark price
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATB	Articulated tug barges
barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Gasoline Blendstock for Oxygenate Blending
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization (a non-GAAP financial measure)
EPA	U.S. Environmental Protection Agency
ESG	Environmental, social and governance
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
LCFS	Low Carbon Fuel Standard
LIFO	Last in, first out
mbbls	Thousands of barrels
mbpd	Thousands of barrels per day
mbpcd	Thousand barrels per calendar day
MEH	Magellan East Houston crude oil, an oil index benchmark price
MMcf/d	One million cubic feet of natural gas per day
MMBtu	One million British thermal units
MPLX	MPLX LP
NGLs	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OSHA	U.S. Occupational Safety and Health Administration
OTC	Over-the-Counter
RFS2	Revised Renewable Fuel Standard program, as required by the Energy Independence and Security Act of 2007
RIN	Renewable Identification Number
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
STAR	South Texas Asset Repositioning
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
UST	Underground storage tank
VIE	Variable interest entity
VPP	Voluntary Protection Program
WTI	West Texas Intermediate crude oil, an oil index benchmark price

Disclosures Regarding Forward-Looking Statements
This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk includes forward-looking statements that are subject to risks, contingencies or uncertainties. You can identify forward-looking statements by words such as “anticipate,” “believe,” “commitment,” “could,” “design,” “estimate,” “expect,” “focus,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “policy,” “position,” “potential,” “predict,” “priority,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes.
Forward-looking statements include, among other things, statements regarding:
•future financial and operating results;
•ESG plans and goals, including those related to GHG emissions and intensity, freshwater withdraw intensity, inclusion and ESG reporting;
•future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses;
•the success or timing of completion of ongoing or anticipated capital or maintenance projects;
•business strategies, growth opportunities and expected investments, including plans to improve commercial performance, lower costs and optimize our asset portfolio;
•consumer demand for refined products, natural gas, renewable diesel and other renewable fuels and NGLs;
•the timing, amount and form of any future capital return transactions, including dividends and share repurchases by MPC or distributions and unit repurchases by MPLX; and
•the anticipated effects of actions of third parties such as competitors, activist investors, federal, foreign, state or local regulatory authorities or plaintiffs in litigation.
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including inflation, tariffs, interest rates, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs or renewable diesel and other renewable fuels or taxation;
•the regional, national and worldwide availability and pricing of refined products, crude oil, natural gas, renewable diesel and other renewable fuels, NGLs and other feedstocks;
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
•the timing and extent of changes in commodity prices and demand for crude oil, refined products, feedstocks or other hydrocarbon-based products or renewable diesel and other renewable fuels;
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
•the establishment or increase of tariffs on goods, including crude oil and other feedstocks imported into the United States, other trade protection measures or restrictions or retaliatory actions from foreign governments;
•changes in producer customers’ drilling plans or in volumes of throughput of crude oil, natural gas, NGLs, refined products, other hydrocarbon-based products or renewable diesel and other renewable fuels;
•non-payment or non-performance by our customers;

•changes in the cost or availability of third-party vessels, pipelines, railcars and other means of transportation for crude oil, natural gas, NGLs, feedstocks, refined products and renewable diesel and other renewable fuels;
•the price, availability and acceptance of alternative fuels and alternative-fuel vehicles and laws mandating such fuels or vehicles;
•political and economic conditions in nations that consume refined products, natural gas, renewable diesel and other renewable fuels and NGLs, including the United States and Mexico, and in crude oil producing regions, including the Middle East, Russia, Africa, Canada and South America;
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
•acts of war, terrorism or civil unrest that could impair our ability to produce refined products, receive feedstocks or to gather, process, fractionate or transport crude oil, natural gas, NGLs, refined products or renewable diesel and other renewable fuels;
•political pressure and influence of environmental groups and other stakeholders that are adverse to the production, gathering, refining, processing, fractionation, transportation and marketing of crude oil or other feedstocks, refined products, natural gas, NGLs, other hydrocarbon-based products or renewable diesel and other renewable fuels;
•labor and material shortages;
•the timing and ability to obtain necessary regulatory approvals and permits and to satisfy other conditions necessary to complete planned projects or to consummate planned transactions within the expected timeframe, if at all;
•the inability or failure of our joint venture partners to fund their share of operations and capital investments;
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
•personnel changes;
•the imposition of windfall profit taxes, maximum margin penalties or minimum inventory requirements on companies operating in the energy industry in California or other jurisdictions; and
•the other factors described in Item 1A. Risk Factors.
We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

PART I
Item 1. Business
OVERVIEW
MPC has more than 135 years of history in the energy business, and is a leading, integrated, downstream energy company. We operate one of the nation's largest refining systems with approximately 3.0 million barrels per day of crude oil refining capacity and believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers in the United States. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. In addition, we are one of the largest producers and marketers of renewable diesel in the United States.
In the fourth quarter of 2024, we established a Renewable Diesel segment, which includes renewable diesel activities and assets historically reported in the Refining & Marketing segment. Prior period segment information has been recast for comparability.
Our operations consist of three reportable operating segments: Refining & Marketing, Midstream and Renewable Diesel. Each of these segments is organized and managed based upon the nature of the products and services it offers.
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
•Midstream – gathers, transports, stores and distributes crude oil, refined products, including renewable diesel, and other hydrocarbon-based products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges; gathers, processes and transports natural gas; and transports, fractionates, stores and markets NGLs. The Midstream segment primarily reflects the results of MPLX. MPLX is a diversified, large-cap master limited partnership (“MLP”) formed in 2012 that owns and operates midstream energy infrastructure and logistics assets and provides fuels distribution services. As of December 31, 2024, we owned the general partner of MPLX and approximately 64 percent of the outstanding MPLX common units.
•Renewable Diesel – processes renewable feedstocks into renewable diesel, markets renewable diesel and distributes renewable diesel through our Midstream segment and third parties. We sell renewable diesel to wholesale marketing customers, to buyers on the spot market and through long-term supply contracts with direct dealers who operate locations mainly under the ARCO® brand.
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

OUR OPERATIONS
Refining & Marketing
Refineries
We currently own and operate refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States with an aggregate crude oil refining capacity of 2,963 mbpcd. During 2024, our refineries processed 2,714 mbpd of crude oil and 208 mbpd of other charge and blendstocks. During 2023, our refineries processed 2,677 mbpd of crude oil and 226 mbpd of other charge and blendstocks.
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
Gulf Coast Region (1,237 mbpcd)
Galveston Bay, Texas City, Texas Refinery (631 mbpcd)
Our Galveston Bay refinery is a combination of our former Texas City refinery and Galveston Bay refinery. Following the completion of the STAR project in 2023, which added 40 mbpcd of capacity, it is now our largest refinery. The refinery is located on the Texas Gulf Coast southeast of Houston, Texas and can process a wide variety of crude oils into gasoline, distillates, NGLs and petrochemicals, heavy fuel oil and propane. The refinery has access to the export market and multiple options to sell refined products. Our cogeneration facility, which supplies the Galveston Bay refinery, currently has 1,055 megawatts of electrical production capacity and can produce 4.3 million pounds of steam per hour. Approximately 47 percent of the power generated in 2024 was used at the refinery, with the remaining electricity being sold into the electricity grid.
Garyville, Louisiana Refinery (606 mbpcd)
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
Mid-Continent Region (1,174 mbpcd)
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
Detroit, Michigan Refinery (144 mbpcd)
Our Detroit refinery is located in southwest Detroit. It is the only petroleum refinery currently operating in Michigan. The Detroit refinery processes sweet and heavy sour crude oils into gasoline, distillates, NGLs and petrochemicals, asphalt, propane and heavy fuel oil. Our Detroit refinery has earned designation as an OSHA VPP Star site.

El Paso, Texas Refinery (133 mbpcd)
Our El Paso refinery is located east of downtown El Paso. The El Paso refinery processes sweet and sour crude oils into gasoline, distillates, heavy fuel oil, propane, asphalt and NGLs and petrochemicals.
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
Salt Lake City, Utah Refinery (68 mbpcd)
Our Salt Lake City refinery is the largest in Utah and is located north of downtown Salt Lake City. The Salt Lake City refinery processes crude oil from Utah, Colorado, Wyoming and Canada into gasoline, distillates, heavy fuel oil, NGLs and petrochemicals and propane.
West Coast Region (552 mbpcd)
Los Angeles, California Refinery (365 mbpcd)
Our Los Angeles refinery is located in Los Angeles County, near the Los Angeles Harbor. The Los Angeles refinery is the largest refinery on the West Coast and is a major producer of cleaner burning CARB fuels. The Los Angeles refinery processes heavy crude oil from California’s San Joaquin Valley and Los Angeles Basin, as well as crude oils from the Alaska North Slope, South America, West Africa and other international sources, into CARB gasoline and CARB diesel fuel, as well as conventional gasoline, distillates, NGLs and petrochemicals, propane and heavy fuel oil.
Anacortes, Washington Refinery (119 mbpcd)
Our Anacortes refinery is located north of Seattle on Puget Sound. The Anacortes refinery processes Canadian crude oil, domestic crude oil from North Dakota and the Alaska North Slope and international crude oils into gasoline, distillates, heavy fuel oil, propane and NGLs and petrochemicals.
Kenai, Alaska Refinery (68 mbpcd)
Our Kenai refinery is located on the Cook Inlet, southwest of Anchorage. The Kenai refinery processes mainly Alaska domestic crude oil, domestic crude oil from North Dakota, along with limited international crude oil into distillates, gasoline, heavy fuel oil, asphalt, NGLs and petrochemicals and propane.
Refined Product Yields
The following table sets forth our refinery production by product group for each of the last three years.

(mbpd)	2024	2023	2022
Gasoline	1,490	1,526	1,494
Distillates	1,070	1,037	1,068
Propane	67	66	70
NGLs and petrochemicals	192	182	178
Heavy fuel oil	59	52	73
Asphalt	81	80	89
Total	2,959	2,943	2,972

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

(mbpd)	2024	2023	2022
United States	1,840	1,782	1,895
Canada	604	597	539
Other international	270	298	327
Total	2,714	2,677	2,761
Our refineries receive crude oil and other feedstocks and distribute our refined products through a variety of channels, including pipelines, trucks, railcars, ships and barges.
Refined Product Sales
Our refined products are sold to independent retailers, wholesale customers, our brand jobbers and direct dealers. In addition, we sell refined products for export to international customers. As of December 31, 2024, there were 7,738 brand jobber outlets in 39 states, the District of Columbia and Mexico where independent entrepreneurs primarily maintain Marathon-branded outlets. We also have long-term supply contracts for 1,161 direct dealer locations primarily in Southern California, largely under the ARCO® brand. We believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers and consumers within our market area.
The following table sets forth our refined product sales volumes by product group for each of the last three years.

(mbpd)	2024(a)	2023(a)	2022(a)
Gasoline	1,922	1,933	1,870
Distillates	1,187	1,128	1,160
NGLs and petrochemicals	231	220	220
Asphalt	82	82	89
Propane	104	90	93
Heavy fuel oil	59	57	66
Total	3,585	3,510	3,498
(a)    Refined product sales include volumes marketed directly to end-users and trading/supply volumes such as bulk sales to large unbranded resellers and other downstream companies. Marketed volumes directly to end-users, including branded retail stations, were 2,429 mbpd, 2,385 mbpd and 2,356 mbpd for the years ended December 31, 2024, 2023 and 2022, respectively.

Refined Product Sales Destined for Export
We sell gasoline, distillates and asphalt for export, primarily out of our Garyville, Galveston Bay, Anacortes and Los Angeles refineries. The following table sets forth our refined product sales destined for export by product group for the past three years.

(mbpd)	2024	2023	2022
Gasoline	116	119	105
Distillates	199	156	158
Other	55	64	52
Total	370	339	315
Gasoline and Distillates
We sell gasoline, gasoline blendstocks and distillates (including No. 1 and No. 2 fuel oils, jet fuel, kerosene and diesel) to wholesale customers, branded jobbers, direct dealers and on the spot market. In addition, we sell diesel fuel and gasoline for export to international customers. The demand for gasoline and distillates is seasonal in many of our markets, with demand typically at its highest levels during the summer months.
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
Refining & Marketing Joint Ventures
We hold a 49.9 percent ownership interest in ethanol production facilities in Albion, Michigan; Logansport, Indiana; Greenville, Ohio and Denison, Iowa. These plants have a combined ethanol production capacity of approximately 405 million gallons per year and are managed by our joint venture partner, The Andersons, Inc. (“The Andersons”).
We hold a 49.9 percent equity interest in LF Bioenergy, an emerging producer of renewable natural gas (“RNG”) in the U.S. LF Bioenergy has been focused on developing and growing a portfolio of dairy farm-based, low carbon intensity RNG projects. Currently, there are four facilities in operation, with three additional facilities under construction that are expected to come online over the next 12 months.
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
We compete in four distinct markets for the sale of refined products—wholesale, including exports, spot, branded and retail distribution. Our marketing operations compete with numerous other independent marketers, integrated oil companies and high-volume retailers. We compete with companies in the sale of refined products to wholesale marketing customers, including private-brand marketers and large commercial and industrial consumers; companies in the sale of refined products on the spot market; and refiners or marketers in the supply of refined products to refiner-branded independent entrepreneurs. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and retail consumers.
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
MPC-Retained Midstream Assets and Investments
We own four Jones Act medium range product tankers, three Jones Act 750 Series ATB vessels and have ownership interests in several crude oil and refined products pipeline systems and pipeline companies.
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
Renewable Diesel
Our Renewable Diesel segment includes a wholly owned facility that processes renewable feedstocks into renewable diesel and renewable joint ventures that produce renewable diesel and renewable feedstocks.
Wholly Owned Renewable Processing Facilities
The Dickinson, North Dakota renewables facility has the capacity to produce 184 million gallons per year of renewable diesel from corn oil, soybean oil, fats and greases. The produced renewable diesel generates federal RINs and LCFS credits when sold in California or similar markets. These instruments are used to help meet our Renewable Fuel Standard and LCFS compliance obligations as a petroleum fuel producer.
We own an aggregation facility in Cincinnati, Ohio and a pre-treatment facility in Beatrice, Nebraska. These facilities supply renewable agricultural feedstocks to our Dickinson and Martinez facilities.
Renewable Diesel Joint Ventures
The Martinez renewable diesel joint venture (the “Martinez Renewables joint venture”) is a partnership structured as a 50/50 joint venture with Neste Corporation to refine renewable feedstocks into renewable diesel. The Martinez Renewables facility, which has the capacity to produce 730 million gallons per year including pretreatment capabilities, reached full capacity in late 2024.
We formed the Green Bison Soy Processing, LLC (“Green Bison Soy Processing”) joint venture with Archer-Daniels-Midland Company (“ADM”) with ADM owning 75 percent of the joint venture and MPC owning 25 percent. Green Bison Soy Processing’s complex in Spiritwood, North Dakota sources and processes local soybeans and supplies the resulting soybean oil exclusively to MPC and has capacity to produce approximately 600 million pounds of refined soybean oil annually, enough feedstock for approximately 75 million gallons of renewable diesel per year.
Competition, Market Conditions and Seasonality
The renewable diesel business is evolving, particularly with regard to regulatory credits, access to renewable feedstock supply and the marketing of renewable products. We compete with a number of other companies in acquiring various renewable feedstocks for processing and in the distribution and marketing of renewable diesel and renewable naphtha, primarily on the West Coast.
We compete in three distinct markets for the sale of renewable diesel—wholesale, spot and retail distribution. We compete with companies in the sale of renewable diesel to wholesale marketing customers, including private-brand marketers and large commercial and industrial consumers; companies in the sale of renewable diesel on the spot market; and refiners or marketers in the supply of renewable diesel to refiner-branded independent entrepreneurs. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and retail consumers.
Market conditions in the renewable diesel industry are cyclical and subject to global economic and political events and new and changing governmental regulations. Our operating results are affected by price changes in renewable feedstocks as well as changes in competitive conditions in the markets we serve. Price differentials between the various renewable feedstocks also affect our operating results.
Demand for renewable diesel may increase during the spring and summer months due to seasonal increases in agricultural activities. As a result, the operating results for our renewable segment for the first and fourth quarters may be lower than for those in the second and third quarters of each calendar year.
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
Congress has from time to time considered legislation to regulate GHG emissions, and it is possible that such legislation could be enacted in the future. In the absence of federal climate legislation in the United States, certain states and regions have adopted, or are considering, rules regulating GHG emissions. These measures may include state actions to develop statewide or regional programs to report emissions and impose emission reductions. These measures may also include low-carbon fuel standards, such as the California program, or a state carbon tax. These measures could result in increased costs to operate and maintain our facilities, capital expenditures to install new emission controls and costs to administer any carbon trading or tax programs implemented. For example, California has enacted a cap-and-trade program. Much of the compliance costs associated with the California program are ultimately passed on to the consumer in the form of higher fuel costs. States are increasingly announcing aspirational goals to be net-zero carbon emissions by a certain date through both legislation and executive orders. To date, these states have not provided significant details as to achievement of these goals; however, meeting these aspirations will require a reduction in fossil fuel combustion and/or a mechanism to capture GHGs from the atmosphere. As a result, we cannot currently predict the impact of these potential regulations on our liquidity, financial position, or results of operations.
International jurisdictions have adopted or are considering adopting laws related to the disclosure and regulation of GHG emissions. For example, the European Union Emissions Trading System (“ETS”) is a cap-and-trade type program. GHG emissions from maritime transport became subject to the ETS in 2024. These laws could result in increased costs to distribute our products to foreign jurisdictions.
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
Other Air Emissions
The CAA and comparable state laws restrict the emission of air pollutants from many sources and impose various monitoring and reporting requirements. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements, utilize specific equipment or technologies to control emissions, or aggregate two or more of our facilities into one application for permitting purposes. We believe that our operations are in substantial compliance with applicable air permitting and control technology requirements. However, we may be required to incur capital expenditures and may continue to incur capital expenditures in the future for installation of air pollution control equipment and may encounter construction or operational delays while applying for, or awaiting the review, processing and issuance of, new or amended permits, and we may be required to modify certain of our operations which could increase our operating costs.
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
Water
Our operations are subject to the CWA, the Safe Drinking Water Act (“SWDA”) and comparable state and local requirements. These laws prohibit discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except in conformance with legal authorization. We maintain numerous pre-treatment permits and discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA and have implemented systems to oversee our compliance with these permits. The CWA also regulates filling or discharges to wetlands and other “waters of the United States.” The scope of water bodies and wetlands covered under the definition of “waters of the United States” has evolved through various rulemakings and court decisions. To the extent the federal rule does not apply, an analogous state law may apply.
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
In May 2016, EPA issued lifetime health advisory levels (“HALs”) and health effects support documents for two PFAS substances - perfluorooctanoic acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”). These HALs were updated in June 2022, when EPA also issued HALs for two additional PFAS substances. In February 2019, EPA issued a PFAS Action Plan identifying actions it is planning to take to study and regulate various PFAS chemicals. EPA identified that it would evaluate, among other actions, (1) proposing national drinking water standards for PFOA and PFOS, (2) developing cleanup recommendations for PFOA and PFOS, (3) evaluating the listing of PFOA and PFOS as hazardous substances under CERCLA, and (4) conducting toxicity assessments for other PFAS chemicals. Also, on April 26, 2024, EPA issued a final rule establishing national drinking water standards for PFOS, PFOA, perfluorohexane sulfonic acid (“PFHxS”), perfluorononanoic acid (“PFNA”), perfluorobutane sulfonic acid (“PFBS”), and hexafluoropropylene oxide dimer acid and its ammonium salt (also known as “GenX”). Congress may also take further action to regulate PFAS. We cannot currently predict the impact of these regulations on our operations.
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
Solid and Hazardous Waste
We continue to seek methods to minimize the generation of solid and hazardous wastes in our operations. RCRA establishes standards for the management of solid and hazardous wastes. We may incur liability under RCRA, and comparable or more stringent state statutes, which impose requirements relating to the handling and disposal of non-hazardous and hazardous wastes. It is possible that some wastes generated by us that are currently classified as non-hazardous wastes may in the future be designated as hazardous wastes, resulting in the wastes being subject to more rigorous and costly transportation, storage, treatment and disposal requirements. Besides affecting waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of USTs containing regulated substances.
Remediation
We own or operate, or have owned or operated, certain convenience stores and other locations where, during the normal course of operations, releases of refined products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. A portion of these remediation costs may be recoverable from the appropriate state UST reimbursement funds once the applicable deductibles have been satisfied. We also have ongoing remediation projects at a number of our current and former refinery and midstream locations. For a discussion of environmental capital expenditures and costs of compliance, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters and Compliance Costs.
Claims under CERCLA and similar state acts have been raised with respect to the clean-up of various waste disposal and other sites. CERCLA is intended to facilitate the clean-up of hazardous substances without regard to fault. Potentially responsible parties for each site include present and former owners and operators of, transporters to and generators of the hazardous substances at the site. Liability is strict and can be joint and several. Because of various factors including the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and clean-up costs and the time period during which such costs may be incurred, we are unable to reasonably estimate our ultimate cost of compliance with CERCLA; however, we do not believe such costs will be material to our business, financial condition, results of operations or cash flows. RCRA and similar state laws may also impose liability for removing or remediating releases of hazardous or non-hazardous wastes from impacted properties.
The EPA’s rule designating PFOS and PFOA as hazardous substances under CERCLA Section 102(a) became effective on July 8, 2024. In addition, EPA has received three petitions requesting regulatory action on PFAS under RCRA and in February 2024, proposed two regulations that would add nine PFAS, including PFOA and PFOS, to the list of RCRA hazardous constituents and broaden the definition of hazardous waste applicable to corrective action requirements at hazardous waste treatment, storage, and disposal facilities. We cannot currently predict the impact of potential statutes or regulations on our remediation costs.

Vehicle and Fuel Requirements
Fuel Economy and GHG Emission Standards for Vehicles
The National Highway Traffic Safety Administration (“NHTSA”) establishes corporate average fuel economy (“CAFE”) standards for passenger cars and light trucks. In addition, EPA establishes carbon dioxide (“CO2”) emission standards for passenger cars and light trucks. A presidential executive order issued on August 5, 2021, set a goal that 50 percent of all new passenger cars and light trucks sold in 2030 be zero emission vehicles. Consistent with this order, EPA and NHTSA promulgated separate rules setting more stringent requirements through model year 2026. NHTSA’s CAFE standards increase in stringency from model year 2023 levels by eight percent annually for model years 2024-2025 and ten percent annually for model year 2026. EPA’s model year 2023-2026 CO2 emission standards result in average fuel economy of 40 mpg in model year 2026. Subsequently, NHTSA and EPA finalized new rules setting even more stringent requirements for model years 2027-2032. NHTSA’s standards would require an increase in fuel efficiency of two percent annually. EPA’s standards would require a significant increase in electric vehicle production to meet the standards. These NHTSA and EPA regulations have been challenged in court. In addition, the executive order setting the 50 percent zero emission vehicle goal has since been rescinded. Higher CAFE and CO2 emission standards for cars and light trucks reduce demand for our transportation fuels.
In addition, California may establish different, more stringent vehicle standards that could apply in multiple states if granted a Clean Air Act waiver by the EPA. The EPA reinstated California’s waiver for its Advanced Clean Cars I program, which includes requirements for zero emission vehicle sales through 2025. Following an executive order issued by the Governor, the California Air Resources Board (“CARB”) finalized its Advanced Clean Cars II regulation, which bans the sale of internal combustion engine vehicles in California in 2035. In December 2024, EPA granted California’s waiver for its Advanced Clean Cars II program. Other states have issued, or may issue, zero emission vehicle mandates consistent with California’s programs.
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
In addition to the federal Renewable Fuel Standards, certain states have, or are considering, promulgation of state renewable or low carbon fuel standards. For example, California began implementing its LCFS in January 2011. In September 2015, the CARB approved the re-adoption of the LCFS, which became effective on January 1, 2016, to address procedural deficiencies in the way the original regulation was adopted. The LCFS was amended again in 2018 targeting a 20 percent reduction in fuel carbon intensity from a 2010 baseline by 2030. CARB’s recent amendments to the LCFS, which would increase the carbon intensity reduction from 20 percent to 30 percent by 2030, were disapproved by the California Office of Administrative Law (“OAL”) in February 2025. The CARB can rewrite and resubmit the amendments for OAL approval. We incur costs to comply with LCFS programs, and these costs may increase if the cost of LCFS credits increases.
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
We are also subject at regulated facilities to the Occupational Safety and Health Administration’s Process Safety Management and EPA’s Risk Management Program (“RMP”) requirements, which are intended to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. In 2024, EPA finalized revisions to its RMP regulation. The revisions include a requirement that refineries with hydrofluoric acid alkylation units perform a safer technologies and alternatives analysis as part of the process hazard analysis and to document the feasibility of inherent safety measures. The application of these regulations can result in increased compliance expenditures.
In general, we expect industry and regulatory safety standards to become more stringent over time, resulting in increased compliance expenditures. While these expenditures cannot be accurately estimated at this time, we do not expect such expenditures will have a material adverse effect on our results of operations.

The U.S. Department of Transportation (“DOT”) has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline assets. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans.
Security
We have several facilities that are subject to the United States Coast Guard’s Maritime Transportation Security Act, and a number of other facilities that are subject to the Transportation Security Administration’s Pipeline Security Guidelines and are designated as “Critical Facilities.” We have an internal inspection program designed to monitor and ensure compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities.
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
Employee Profile
As of December 31, 2024, we employed approximately 18,300 people in full-time and part-time roles. Many of these employees provide services to MPLX, for which we are reimbursed in accordance with employee service agreements. Approximately 3,800 of our employees are covered by collective bargaining agreements.
Safety
We are committed to safe operations to protect the health and safety of our employees, contractors and communities. Our commitment to safe operations is reflected in our safety systems design, our well-maintained equipment and by learning from our incidents. Part of our effort to promote safety includes our Operational Excellence Management System, which expands on the RC14001® scope, incorporates a Plan-Do-Check-Act continual improvement cycle, and aligns with ISO 9001, incorporating quality and an increased stakeholder and process focus. Together, these components of our safety management system provide us with a comprehensive approach to managing risks and preventing incidents, illnesses and fatalities. Additionally, our annual cash bonus program includes a broad set of measures tied to safety, environmental stewardship and human capital management.
Talent Management
Our People Strategy holistically addresses the dynamic business environment we operate in. It enables us to be an employer of choice in the face of shifting talent needs and availability. Executing our People Strategy requires that we attract and retain the best talent with the right capabilities when we need them. Attracting and retaining top talent involves presenting employees with the tools for success and providing opportunities for long-term engagement and career advancement. Our Talent Acquisition team consists of three segments: Executive Recruiting, Experienced Recruiting and University Recruiting. The specialization within each group allows us to specifically address MPC’s broad range of current and future talent needs, as well as devote time and attention to candidates during the hiring process. We believe each candidate brings a new perspective to our workforce, and we actively seek candidates with a variety of backgrounds and experience.

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
Inclusion
Inclusion is embedded in our People Strategy, guided by our core values, and supported by a dedicated team of subject matter experts and leadership. Our People Strategy is based on three pillars: building a diverse workforce, creating a more inclusive culture, and contributing to our thriving communities.
We promote inclusivity and respect among our employees. We recognize that when employees feel valued, it shows in their performance. Our employee networks are fundamental to achieving this goal and connect employees with others who have shared experiences. These seven groups use a member and ally model to promote inclusion - Asian, Black, Disability, Hispanic, LGBTQ+, Veterans and Women. Led by employees with involvement and support from executive sponsors, our networks connect colleagues from across the company and provide opportunities for development, networking, and community involvement.

EXECUTIVE OFFICERS
Following is information about the executive officers and corporate officers of MPC:

Name	Age as of February 1, 2025	Position with MPC
Maryann T. Mannen	62	President and Chief Executive Officer
Michael J. Hennigan	65	Executive Chairman
John J. Quaid	53	Executive Vice President and Chief Financial Officer
Timothy J. Aydt	61	Executive Vice President Refining
Molly R. Benson	58	Chief Legal Officer and Corporate Secretary
Fiona C. Laird*	63	Chief Human Resources Officer and Senior Vice President Communications
David R. Heppner*	58	Chief Strategy Officer and Senior Vice President Business Development
Rick D. Hessling	58	Chief Commercial Officer
Brian K. Partee*	51	Chief Global Optimization Officer
Ehren D. Powell*	45	Senior Vice President and Chief Digital Officer
James R. Wilkins*	58	Senior Vice President Health, Environment, Safety and Security
Erin M. Brzezinski	42	Vice President and Controller
Kristina A. Kazarian*	42	Vice President Finance and Investor Relations
Kelly S. Niese*	45	Vice President Treasury
Gregory S. Floerke	61	Executive Vice President and Chief Operating Officer of MPLX GP LLC
Shawn M. Lyon	57	Senior Vice President Logistics & Storage of MPLX GP LLC
* Corporate officer.

Ms. Mannen was appointed President and Chief Executive Officer, and was elected a member of the Board, effective August 1, 2024. She previously served as President since January 1, 2024, and as Executive Vice President and Chief Financial Officer from January 2021 through December 2023. Ms. Mannen also was appointed President and Chief Executive Officer of MPLX, effective August 1, 2024, and has served as a member of MPLX’s Board of Directors since February 2021. Before joining MPC, she served as Executive Vice President and Chief Financial Officer of TechnipFMC (a successor to FMC Technologies, Inc.), a leading global engineering services and energy technology company, since 2017, having previously served as Executive Vice President and Chief Financial Officer of FMC Technologies, Inc. since 2014, as Senior Vice President and Chief Financial Officer since 2011, and in various positions of increasing responsibility with FMC Technologies, Inc. since 1986. Ms. Mannen serves on the executive committee of the American Petroleum Institute (API), the executive committee of American Fuel and Petrochemical Manufacturers (AFPM), and the executive committee of the Ohio Business Roundtable, and is a member of The Business Council.
Mr. Hennigan was elected Executive Chairman, effective August 1, 2024, having previously served as Chief Executive Officer since January 1, 2024 and as President and Chief Executive Officer from March 2020 through December 2023. He has served as a member of the Board of Directors since April 2020. Mr. Hennigan also was elected Executive Chairman of the Board of MPLX effective August 1, 2024, having served as Chairman of the Board since April 2020, as Chief Executive Officer since November 2019 and as President since June 2017. Before joining MPLX, Mr. Hennigan was President, Crude, NGL and Refined Products, of the general partner of Energy Transfer Partners L.P., an energy service provider. He was President and Chief Executive Officer of Sunoco Logistics Partners L.P., an oil and gas transportation, terminalling and storage company, from 2012 to 2017, President and Chief Operating Officer beginning in 2010, and Vice President, Business Development, beginning in 2009.
Mr. Quaid was appointed Executive Vice President and Chief Financial Officer, effective January 1, 2024, having previously served as MPLX’s Executive Vice President and Chief Financial Officer since September 2021. He also has served as a member of MPLX’s Board since January 2022. Prior to his 2021 appointment at MPLX, Mr. Quaid served as our Senior Vice President and Controller beginning in April 2020, and as Vice President and Controller beginning in 2014. Before joining MPC, Mr. Quaid was Vice President of Iron Ore at United States Steel Corporation, an integrated steel producer, beginning in 2014, and Vice President and Treasurer beginning in 2011, having previously served in various functions including investor relations, business planning, financial planning and analysis and project management.
Mr. Aydt was appointed Executive Vice President Refining, effective October 2022, having previously served as Executive Vice President and Chief Commercial Officer of MPLX since August 2020. Prior to his 2020 appointment, he served as Vice President, Business Development, beginning in November 2018, as Vice President, Operations, and President of Marathon Pipe Line LLC beginning in January 2017, as MPC’s Terminal, Transport and Rail General Manager beginning in 2013, and as Project Director for the $2.2 billion Detroit Heavy Oil Upgrade Project beginning in 2008.
Ms. Benson was appointed Chief Legal Officer and Corporate Secretary, effective January 1, 2024, having previously served as Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary since June 2018, and as Vice President, Chief Compliance Officer and Corporate Secretary since 2016. Prior to her 2016 appointment, Ms. Benson served as Assistant General Counsel, Corporate and Finance, beginning in 2012, and as Group Counsel, Corporate and Finance, beginning in 2011.
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
Mr. Heppner was appointed Chief Strategy Officer and Senior Vice President Business Development, effective March 1, 2024, having previously served as Senior Vice President Strategy and Business Development since February 2021. Prior to his 2021 appointment, he served as Vice President, Commercial and Business Development, beginning in October 2018, as Senior Vice President of Engineering Services and Corporate Support of Speedway LLC beginning in 2014, and as Director, Wholesale Marketing, beginning in 2010.
Mr. Hessling was appointed Chief Commercial Officer, effective January 1, 2024, having previously served as Senior Vice President, Global Feedstocks, since February 2021. Prior to his 2021 appointment, he served as Senior Vice President, Crude Oil Supply and Logistics, beginning in October 2018, as Manager, Crude Oil & Natural Gas Supply and Trading, beginning in 2014, and as Crude Oil Logistics & Analysis Manager beginning in 2011.
Mr. Partee was appointed Chief Global Optimization Officer, effective January 1, 2024, having previously served as Senior Vice President, Global Clean Products, since February 2021. Prior to his 2021 appointment, he served as Senior Vice President, Marketing, beginning in October 2018, as Vice President, Business Development, beginning in February 2018, as Director of Business Development beginning in January 2017, as Manager of Crude Oil Logistics beginning in 2014, and as Vice President, Business Development and Franchise, at Speedway beginning in 2012.

Mr. Powell was appointed Senior Vice President and Chief Digital Officer, effective July 2020. Before joining MPC, he served as Vice President and Chief Information Officer (“CIO”) at GE Healthcare, a segment of General Electric Company (“GE”) that provides medical technologies and services, beginning in April 2018, having previously served as Senior Vice President and CIO, Services, of GE, a multinational conglomerate, since January 2017 and as CIO, Power Services, with GE Power since 2014, and in various positions of increasing responsibility with GE and its subsidiaries since 2000.
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
Ms. Niese was appointed Vice President Treasury, effective January 2023. Prior to this appointment, she served as Assistant Treasurer beginning in February 2017, as Corporate Finance Manager beginning in October 2014, and as Brand Coordinating Manager beginning in 2011, having previously served in various analytical roles within Crude Supply, Terminals, Transportation and Rail and Internal Audit since joining MPC in 2003.
Mr. Floerke was appointed Executive Vice President and Chief Operating Officer of MPLX, effective February 2021, having previously served as Executive Vice President and Chief Operating Officer, Gathering and Processing, Trucks and Rail, since August 2020. Prior to his 2020 appointment, he served as Executive Vice President, Gathering and Processing, beginning in 2018, as Executive Vice President and Chief Operating Officer, MarkWest Operations, beginning in July 2017, and as Executive Vice President and Chief Commercial Officer, MarkWest Assets, beginning in 2015, at the time of MPLX’s acquisition of MarkWest Energy Partners, L.P. Before joining MPLX, Mr. Floerke was Executive Vice President and Chief Commercial Officer at MarkWest beginning in 2015, and Senior Vice President, Northeast region, at MarkWest beginning in 2013. Previously, Mr. Floerke held senior management positions at Access Midstream Partners, L.P. from 2011 until 2013.
Mr. Lyon was appointed Senior Vice President Logistics and Storage of MPLX, effective September 2022, having previously served as Vice President, Operations, and President, Marathon Pipe Line LLC, since November 2018. Prior to his 2018 appointment, he served as Vice President of Operations for Marathon Pipe Line LLC beginning in 2011. Previously, Mr. Lyon served in various roles of increasing responsibility with MPC since 1989, including as Manager, Marketing and Transportation Engineering beginning in 2010, and as District Manager, Transport and Rail beginning in 2008. He served as board chair for Liquid Energy Pipeline Association in 2023 and chairs the board of the Louisiana Offshore Oil Port (“LOOP”).
AVAILABLE INFORMATION
General information about MPC, including our Corporate Governance Principles, our Code of Business Conduct and our Code of Ethics for Senior Financial Officers, can be found on our website at www.marathonpetroleum.com/Investors/Corporate-Governance/. We would post on our website any amendments to, or waivers from, either of our codes requiring disclosure under applicable rules within four business days following any such amendment or waiver. Charters for the Audit Committee, Compensation and Organization Development Committee, Corporate Governance and Nominating Committee and Sustainability and Public Policy Committee are also available on our website at www.marathonpetroleum.com/About/Board-of-Directors/.
We use our website, www.marathonpetroleum.com, as a channel for routine distribution of important information, including news releases, analyst presentations, financial information and market data. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the reports are filed or furnished with the SEC, or on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. These documents are also available in hard copy, free of charge, by contacting our Investor Relations office. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases and financial information on our website. Information contained on our website is not incorporated into this Annual Report on Form 10-K or other securities filings.

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
•tariffs on goods, including crude oil and other feedstocks, imported into the United States;
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
In early 2025, the new U.S. presidential administration announced broad-based tariffs on goods imported from certain countries where we purchase feedstocks, including a ten percent tariff on energy resources such as crude oil, natural gas and NGLs imported from Canada. Some of these tariffs have been stayed for brief periods of at least 30 days. If the provisions of those tariffs are maintained as proposed, we would expect added market volatility, with the longer term impacts to our refining and marketing margin uncertain. In addition, retaliatory tariffs imposed by other countries or other potential government actions, would likely result in further adverse impacts.
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
Legal, technological, political and scientific developments regarding emissions, fuel efficiency and alternative fuel vehicles may decrease demand for liquid transportation fuels.
Developments aimed at reducing vehicle emissions, increasing vehicle efficiency or reducing the sale of new internal combustion engine vehicles may decrease the demand and may increase the cost for our transportation fuels. EPA and NHTSA have promulgated separate rules setting more stringent requirements for vehicles. NHTSA’s current CAFE standards increase in stringency from model year 2023 levels by eight percent annually for model years 2024-2025 and ten percent annually for model year 2026. EPA’s model year 2023-2026 CO2 emission standards result in average fuel economy of 40 mpg in model year 2026. In addition, NHTSA and EPA finalized new rules setting even more stringent requirements for model years 2027-2032. NHTSA’s standards would require an increase in fuel efficiency of two percent annually. EPA’s standards would require a significant increase in electric vehicle production to meet the standards.
In addition, California and several states have adopted regulations that require increased sales of electric vehicles. California, in particular, has passed several regulations mandating electric vehicles. These regulations include Advanced Clean Cars (“ACC”)

I, ACC II, and Advanced Clean Trucks. California has received Clean Air Act waivers from U.S. EPA to implement these programs.
Moreover, consumer acceptance and market penetration of electric, hybrid and alternative fuel vehicles continues to increase. In 2021, several automobile manufacturers jointly announced their shared goal that 40-50 percent of their new vehicle sales be battery electric, fuel cell or plug-in hybrid vehicles by 2030. Other automobile manufacturers have similar, or more aggressive, goals with respect to vehicle electrification. Technological breakthroughs relating to renewable fuels or other fuel alternatives such as hydrogen or ammonia, or efficiency improvements for internal combustion engines could reduce demand for liquid transportation fuels.
Together, these trends and developments have had and are expected to continue to have an adverse effect on sales of our liquid transportation fuels, which in turn could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
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
For assets located near populated areas, the level of damage resulting from these incidents could be greater. In addition, we operate in and adjacent to environmentally sensitive waters where tanker, pipeline, rail car and refined product transportation and storage operations are closely regulated by federal, state and local agencies and monitored by environmental interest groups. Certain of our refineries receive crude oil and other feedstocks by tanker or barge. MPLX operates a fleet of boats and barges to transport light products, heavy oils, crude oil, renewable fuels, chemicals and feedstocks to and from our refineries and terminals. Transportation and storage of crude oil, other feedstocks and refined products over and adjacent to water involves inherent risk and subjects us to the provisions of the OPA-90 and state laws in U.S. coastal and Great Lakes states and states bordering inland waterways on which we operate, as well as international laws in the jurisdictions in which we operate. If we are unable to promptly and adequately contain any accident or discharge involving tankers, pipelines, rail cars or above ground storage tanks transporting or storing crude oil, other feedstocks or refined products, we may be subject to substantial liability. In addition, the service providers contracted to aid us in a discharge response may be unavailable due to weather conditions, governmental regulations or other local or global events.
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
We are increasingly dependent on our information technology systems and those of our third-party business partners and service providers for the safe and effective operation of our business. We rely on such systems to process, transmit and store electronic information, including financial records and regulated personal data, and to manage or support a variety of business processes, including our supply chain, pipeline operations, gathering and processing operations, credit card payments and authorizations at certain of our customers’ retail outlets, financial transactions, banking and numerous other processes and transactions.
Our information systems (and those of our third-party business partners and service providers), including our cloud computing environments and operational technology environments, are subject to numerous and evolving cybersecurity threats and attacks, including ransomware and other malware, phishing and social engineering schemes, supply chain attacks, and advanced artificial intelligence attacks, which can compromise our ability to operate and the confidentiality, availability, and integrity of data in our systems or those of our third-party business partners and service providers. These and other cybersecurity threats may originate with criminal attackers, advanced persistent threats and nation-state actors, state-sponsored actors or employee error or malfeasance. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software, including software commonly used by companies in cloud-based services and bundled software. Because the techniques used to obtain unauthorized access, or to disable or degrade systems, continuously evolve and some have become increasingly complex and sophisticated, and can remain undetected for a period of time despite efforts to detect and respond in a timely manner, we (and our third-party business partners and service providers) are subject to the risk of cyberattacks and cybersecurity incidents.
Our cybersecurity and infrastructure protection technologies, disaster recovery plans and systems, employee training and vendor risk management may not be sufficient to defend us against all unauthorized attempts to access our information or impact our systems. We and our third-party vendors and service providers have been and may in the future be subject to cybersecurity events and incidents of varying degrees. To date, the impacts of prior events and incidents have not had a material adverse effect on us.

Cybersecurity incidents involving our information technology systems or those of our third-party business partners and service providers can result in theft, destruction, loss, misappropriation or release of confidential financial data, regulated personal data, intellectual property and other information; give rise to remediation or other expenses; result in litigation, claims and increased regulatory review, investigations, or scrutiny; reduce our customers’ willingness to do business with us; disrupt our operations and the services we provide to customers; and subject us to litigation and legal liability under international, U.S. federal and state laws. Any of such results could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Increasing regulatory focus on and expanding laws related to data privacy issues could expose us to increased liability, subject us to lawsuits, investigations, reputational harm and increase costs and restrictions on our operations that could significantly and adversely affect our business.
Along with our own data and information collected in the normal course of our business, we collect, use, transfer and retain certain data that is subject to specific laws and regulations. The transfer and use of this data both domestically and across international borders is becoming increasingly complex. This data is subject to governmental regulation at international, federal, state and local levels in many areas of our business, including data privacy and security laws such as the European Union (“EU”) and United Kingdom (“UK”) versions of the General Data Protection Regulation (“GDPR”), and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”). To date, comprehensive state privacy laws have been proposed or passed in more than twenty U.S. states. We also operate in other jurisdictions (such as Mexico, Peru and Singapore) that have issued, or are considering the issuance of, data privacy laws and regulations. Additionally, the U.S. Federal Trade Commission and multiple state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data as well as requiring disclosures regarding such practices. Existing and potential future data privacy laws pose increasingly complex compliance, monitoring and control obligations and could potentially elevate our costs and risk exposure. As the implementation, interpretation, and enforcement of such laws continue to progress and evolve, there may also be developments that amplify such costs and risk exposure. Any failure by us to comply with these laws and regulations, including as a result of a cybersecurity incident or privacy breach, could expose us to significant penalties and liabilities, including individual claims or consumer class actions, commercial litigation, administrative, and investigations or actions, regulatory intervention and sanctions or fines.
As we integrate artificial intelligence technologies into our processes, these technologies may present business, compliance and reputational risks.
Recent and continuously evolving technological advances in artificial intelligence (“AI”) and machine-learning technology present new opportunities and also pose new risks. Our introduction of these technologies into our processes may result in new or expanded risks and liabilities. Such risks and liabilities include enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. The utilization of AI could also result in loss of intellectual property and subject us to heightened risks related to intellectual property infringement or misappropriation. The use of AI can lead to unintended consequences, including generating content that is inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and expose us to risks related to inaccuracies or errors in the output of such technologies.
The availability and cost of renewable identification numbers and credits related to low carbon fuel programs and incentives could have an adverse effect on our financial condition and results of operations.
Congress established a Renewable Fuel Standard (“RFS”) program that requires annual volumes of renewable fuel be blended into domestic transportation fuel. As a producer of petroleum-based motor fuels, we are obligated to blend renewable fuels into the products we produce at a rate that is at least commensurate to EPA’s quota and, to the extent we do not, we must purchase RINs in the open market to satisfy our obligation under the RFS program. Additionally, states, including California, have adopted or are considering adopting LCFS programs, which include the generation and purchase of LCFS credits for compliance. We are exposed to the volatility in the market price of RINs, LCFS credits, and other credits for low carbon fuels and we cannot predict the future prices of RINs, LCFS, or other credits. Prices are dependent upon a variety of factors, including EPA, LCFS, and other regulations, reduction of the benefits, the availability of RINs or credits for purchase, any of the products we produce are deemed not to qualify for compliance, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. There is currently no regulatory method for verifying the validity of most RINs sold on the open market. We have developed a RIN integrity program to vet the RINs that we purchase, and we incur costs to audit RIN generators. Nevertheless, if any of the RINs that we purchase and use for compliance are found to be invalid, we could incur costs and penalties for replacing the invalid RINs. See Item 1. Business – Regulatory Matters for additional information on these and other regulatory compliance matters.
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
Increases in inflation may have an adverse effect on us. Such increases in inflation could impact the commodity markets generally, the overall demand for our products and services, our costs for labor, material and services and the margins we are able to realize on our products, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation may also result in higher interest rates, which in turn would result in higher interest expense related to our variable rate indebtedness and any borrowings we undertake to refinance existing fixed rate indebtedness.
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
We have no control over the level of drilling activity in the areas of MPLX’s operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by demand, prevailing and projected energy prices, drilling costs, operational challenges, access to downstream markets, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital. Reductions or changes in exploration or production activity in MPLX’s areas of operations could lead to reduced throughput on its pipelines and utilization rates of its facilities.
Fluctuations in energy prices can negatively affect drilling activity, production rates and investments by third parties in the development of new oil and natural gas reserves. The prices for oil, natural gas and NGLs depend upon factors beyond our control, including global and local demand, production levels, changes in interstate pipeline gas quality specifications, imports and exports, seasonality and weather conditions, alternative energy sources such as wind, solar and other renewable energy technologies, economic and political conditions domestically and internationally and governmental regulations. Sustained periods of low prices could result in producers deciding to limit their oil and gas drilling operations, which could substantially delay the production and delivery of volumes of oil, natural gas and NGLs to MPLX’s facilities and adversely affect their revenues and cash available for distribution to us.
This impact may also be exacerbated in circumstances where MPLX’s compensation for services is commodity-based, which are more directly impacted by changes in natural gas and NGL prices than its fee-based contracts due to frac spread exposure and may result in operating losses when natural gas becomes more expensive on a Btu equivalent basis than NGL products. In addition, the purchase and resale of natural gas and NGLs in the ordinary course exposes MPLX to significant risk of volatility in natural gas or NGL prices due to the potential difference in price at the time of the purchases and then the subsequent sales. The significant volatility in natural gas, NGL and crude oil prices could adversely impact MPLX’s unit price, thereby increasing its distribution yield and cost of capital. Such impacts could adversely impact MPLX’s ability to execute its long‑term organic growth projects, satisfy obligations to its customers and make distributions to unitholders at intended levels, and may also result in non-cash impairments of long-lived assets or goodwill or other-than-temporary non-cash impairments of our equity method investments.

Severe weather events, other climate conditions and earth movement and other geological hazards may adversely affect our assets and ongoing operations.
Our assets are subject to acute physical risks, such as floods, hurricane-force winds, wildfires, winter storms, and earth movement in variable, steep and rugged terrain and terrain with varied or changing subsurface conditions, and chronic physical risks, such as sea-level rise or water shortages. For example, in 2024, our Tampa Terminal and other logistics assets were adversely affected by hurricanes. The occurrence of these and similar events have had, and may in the future have, an adverse effect on our assets and operations. We have incurred and will continue to incur additional costs to protect our assets and operations from such physical risks and employ the evolving technologies and processes available to mitigate such risks. To the extent such severe weather events or other climate conditions increase in frequency and severity, we may be required to modify operations and incur costs that could materially and adversely affect our business, financial condition, results of operations and cash flows.
We are subject to risks arising from our operations outside the United States and generally to worldwide political and economic developments.
We operate and sell some of our products and procure some feedstocks outside the United States. Our business, financial condition, results of operations and cash flows could be negatively impacted by disruptions in any of these markets, including economic instability, restrictions on the transfer of funds, supply chain disruptions, duties and tariffs, transportation delays, difficulty in enforcing contractual provisions, import and export controls, changes in governmental policies, political and social unrest, security issues involving key personnel and changing regulatory and political environments. Future outbreaks of infectious diseases or pandemics could affect demand for refined products and economic conditions generally. In addition, the deterioration of trade relationships, modification or termination of existing trade agreements, imposition of economic sanctions against Russia or other countries and the effects of potential responsive countermeasures, or increased taxes, border adjustments or tariffs can make international business operations more costly, which can have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are required to comply with U.S. and international laws and regulations, including those involving anti-bribery, anti-corruption and anti-money laundering. Our training and compliance program and our internal control policies and procedures may not always protect us from violations committed by our employees or agents. Actual or alleged violations of these laws could disrupt our business and cause us to incur significant legal expenses and could result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
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
At December 31, 2024, our total debt obligations for borrowed money and finance lease obligations were $27.80 billion, including $21.21 billion of obligations of MPLX and its subsidiaries. We may incur substantial additional debt obligations in the future.
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
As of December 31, 2024, our balance sheet reflected $8.2 billion and $1.8 billion of goodwill and other intangible assets, respectively. We have in the past recorded significant impairments of our goodwill. To the extent the value of goodwill or intangible assets becomes further impaired, we may be required to incur additional material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
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
Legal and Regulatory Risks
We expect to continue to incur substantial capital expenditures and operating costs to meet the requirements of evolving environmental and other laws or regulations. Additionally, changes to the federal government’s policies and operations could lead to increased regulatory uncertainty and volatility, which may impact our business, financial condition and results of operations.
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
•the production, importation, use, and disposal of specific chemicals;
•public and employee safety and health;
•permitting;
•inherently safer technology; and
•facility security.
The specific impact of laws and regulations on us and our competitors may vary depending on a number of factors, including the age and location of operating facilities, marketing areas, crude oil and feedstock sources, production processes and subsequent judicial interpretation of such laws and regulations. We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures to modify operations, install pollution control equipment, perform site cleanups or curtail operations. We have incurred and may in the future incur liability for personal injury, property damage, natural resource damage or clean-up costs due to alleged contamination and/or exposure to chemicals such as benzene and methyl tert-butyl ether (“MTBE”). There is also increased regulatory interest in PFAS, which we expect will lead to increased monitoring and remediation obligations and potential liability related thereto. Such expenditures could materially and adversely affect our business, financial condition, results of operations and cash flows.
In early 2025, the new U.S. presidential administration announced wide-ranging policy changes and issued numerous executive actions on topics including international trade, energy resources, corporate taxes, global climate change initiatives, employment practices, corporate compliance programs, environmental regulations, as well as other matters. Further, the new presidential administration has indicated an intent to make structural changes to the executive branch of the federal government, including significant reductions in the federal workforce. Continuing legal challenges to many of the policy changes and executive actions are expected. Such actions may directly or indirectly impact our industry and could lead to increased regulatory uncertainty and volatility. We cannot predict how these policy changes and executive actions will be implemented and interpreted, or the ultimate effect they will have on our business, financial condition and results of operations.
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
For example, California and Washington have enacted cap-and-trade programs and low carbon fuel standards. Other states are proposing, or have already promulgated, low carbon fuel standards or similar initiatives to reduce emissions from the transportation sector. If we are unable to pass the costs of compliance on to our customers, sufficient credits are unavailable for purchase, we have to pay a significantly higher price for credits, or if we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected.
Certain municipalities have also proposed or enacted restrictions on the installation of natural gas appliances and infrastructure in new residential or commercial construction, which could affect demand for the natural gas that MPLX transports and stores.
New York and Vermont have enacted, and other states are considering, laws that would allow the state to seek climate change-related damages from fossil fuel companies allocated based on each company’s share of past GHG emissions. The legality of these bills is being challenged in court. Our potential share is dependent on multiple factors, including the number of responsible parties and GHG emission calculation methodologies, and cannot be estimated at this time.
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
In recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community, including climate change, energy transition matters, and inclusion. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote ESG-related change at public companies, including, but not limited to, through the investment and voting practices of investment advisers, pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and energy transition matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. If this were to continue, it could have a material adverse effect on our access to capital. Members of the investment community have begun to screen companies such as ours for sustainability performance, including practices related to GHG emission reduction and energy transition strategies. If we are unable to find economically viable, as well as publicly acceptable, solutions that reduce our GHG emissions, reduce GHG intensity for new and existing projects, increase our non-fossil fuel product portfolio, and/or address other ESG-related stakeholder concerns, our business and results of operations could be materially and adversely affected. Further, our reputation could be damaged as a result of our support of, association with or lack of support or disapproval of certain social causes, as well as any decisions we make to continue to conduct, or change, certain of our activities in response to such considerations.

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
Efforts to achieve goals and targets, such as the foregoing and future internal climate-related initiatives, may increase costs, require purchase of carbon credits, or limit or impact our business plans and financial results, potentially resulting in the reduction to the economic end-of-life of certain assets and an impairment of the associated net book value, among other material adverse impacts. Additionally, as the nature, scope and complexity of ESG reporting, calculation methodologies, voluntary reporting standards and disclosure requirements expand, including the SEC’s currently stayed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Our failure or perceived failure to pursue or fulfill such goals and targets or to satisfy various reporting standards within the timelines we announce, or at all, could have a negative impact on investor sentiment, ratings outcomes for evaluating our approach to ESG matters, stock price, and cost of capital and expose us to government enforcement actions and private litigation, among other material adverse impacts.
Regulatory and other requirements concerning the transportation of crude oil and other commodities by rail may cause increases in transportation costs or limit the amount of crude oil that we can transport by rail.
We rely on a variety of systems to transport crude oil, including rail. Rail transportation is regulated by federal, state and local authorities. New regulations or changes in existing regulations could result in increased compliance expenditures. For example, in 2015, the DOT issued new standards and regulations applicable to crude-by-rail transportation (Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains). These or other regulations that require the reduction of volatile or flammable constituents in crude oil that is transported by rail, change the design or standards for rail cars used to transport the crude oil we purchase, change the routing or scheduling of trains carrying crude oil, or require any other changes that detrimentally affect the economics of delivering North American crude oil by rail could increase the time required to move crude oil from production areas to our refineries, increase the cost of rail transportation and decrease the efficiency of shipments of crude oil by rail within our operations. Any of these outcomes could have a material adverse effect on our business and results of operations.
If California or other jurisdictions (i) establish a maximum refining margin and impose a financial penalty for profits above such maximum refining margin, (ii) impose restrictions on turnaround and maintenance activities or (iii) require that petroleum refiners maintain a minimum inventory of transportation fuels, our financial results and profitability could be adversely affected.
In June 2023, the provisions of California’s Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, “SB X1-2”) became effective, which, among other things, (i) authorized the establishment of a maximum gross gasoline refining margin and the imposition of a financial penalty for profits above a maximum gross gasoline refining margin, (ii) significantly expanded the reporting obligations (e.g., daily, weekly, monthly, and annually reporting of detailed operational and financial data on all aspects of our operations in California) to the California Energy Commission (“CEC”) for all participants in the petroleum industry supply chain in California, (iii) created the Division of Petroleum Market Oversight within the CEC to monitor and analyze the transportation fuels market, including the data provided under SB X1-2, and (iv) authorized the CEC to regulate the timing and other aspects of refinery turnaround and maintenance activities in certain instances. The operational data reporting includes our plans for turnaround and maintenance activities at our Los Angeles refinery and Martinez renewable diesel facility and our plans to address potential impacts on feedstock and product inventories in California resulting from such turnaround and maintenance activities.
In late 2023, the CEC adopted (i) an order requiring an informational proceeding on a maximum gross gasoline refining margin and penalty under SB X1-2, and (ii) an order initiating rulemaking activity under SB X1-2 that will be focused on refinery maintenance and turnarounds.
In October 2024, California’s governor signed Assembly Bill No.1 (such statute, together with any regulations contemplated or issued thereunder, “AB X2-1”), into law, authorizing the CEC to require that petroleum refiners maintain a minimum inventory of transportation fuels including the requirement that petroleum refiners plan for resupply during scheduled maintenance.
To the extent that the CEC establishes a maximum gross gasoline refining margin and imposes a financial penalty for profits above such maximum gross gasoline refining margin or requires that petroleum refiners maintain a minimum inventory of transportation fuels, our financial results and profitability could be adversely affected. Our results of operations, financial performance and safety and maintenance efforts could also be adversely impacted to the extent that restrictions on turnaround and maintenance activities are imposed by the CEC. We cannot reasonably predict the impact that full implementation of SB X1-2 or AB X2-1 will have on our California operations or our company nor can we predict the impact from similarly focused legislation or actions in other jurisdictions in which we operate our refineries. The recently adopted legislation in California, and the future enactment of similar legislation in any of the other jurisdictions, could adversely impact our business, financial condition, results of operations and cash flows.
Increased regulation of hydraulic fracturing and other oil and gas production activities could result in reductions or delays in U.S. production of crude oil and natural gas, which could adversely affect our results of operations and financial condition.
While we do not conduct hydraulic fracturing operations, we do provide gathering, processing and fractionation services with respect to natural gas and natural gas liquids produced by our customers as a result of such operations. Our refineries are also supplied in part with crude oil produced from unconventional oil shale reservoirs. A range of federal, state and local laws and regulations currently govern or, in some cases, prohibit hydraulic fracturing in some jurisdictions. Stricter laws, regulations and permitting processes may be enacted in the future. If federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing or other oil and gas production activities are enacted or expanded, such efforts could impede oil and gas production, increase producers’ cost of compliance, and result in reduced volumes available for our midstream assets to gather, process and fractionate.
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
Approximately 3,800 of our employees are covered by collective bargaining agreements with expiration dates ranging from 2026 to 2031. These agreements may be renewed at an increased cost to us. In addition, we have experienced in the past, and may experience in the future, work stoppages as a result of labor disagreements. Any prolonged work stoppages disrupting operations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Restated Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall be, to the fullest extent permitted by law, the exclusive forum for any action asserting a claim under the Securities Act.
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
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management and Strategy
We have processes in place designed to protect our information systems, data, assets, infrastructure and computing environments from cybersecurity threats and risks while maintaining confidentiality, integrity, and availability. These enterprise-wide processes are based upon policies, practices and standards that guide us on identifying, assessing, and managing material cybersecurity risks and include, but are not limited to:
•placing security limits on physical and network access to our information technology (“IT”) and operating technology (“OT”) systems;
•employing internal IT and OT controls designed to detect cybersecurity threats by collecting and analyzing data in our centralized cybersecurity operations center;
•utilizing layers of defensive methodologies designed to facilitate cyber resilience, minimize attack surfaces, and provide flexibility and scalability in our ability to address cybersecurity risks and threats;
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
We apply an enterprise risk management (“ERM”) methodology as established and led by our executive leadership team and overseen by our Board to identify, assess, and manage enterprise-level risks. Our cybersecurity risk program directly integrates and is intended to align with our governing ERM program.
We engage with external resources to contribute to and provide independent evaluation of our cybersecurity practices, including a periodic assessment of our cybersecurity program that is performed by a third party. Our cybersecurity leadership and operational teams monitor cybersecurity threat intelligence and applicable cybersecurity regulatory requirements in a variety of ways, including by communicating with federal agencies, trade associations, service providers, and other miscellaneous third-party resources. Our management team, through consultation with our Senior Vice President and Chief Digital Officer (“CDO”), Vice President and Chief Information Security Officer (“CISO”), and the Audit Committee of our Board, use the information gathered from these sources to inform long-term cybersecurity investments and strategies which seek to identify cybersecurity threats and protect against, detect, respond to and recover from cybersecurity incidents.
The information systems, data, assets, infrastructure, and computing environments of our third-party service providers are also at risk of cybersecurity incidents. We manage third-party service provider cybersecurity risks through contract management, evaluation of applicable security control assessments, and third-party risk assessment processes.
As of February 27, 2025, we do not believe that any risks from cybersecurity threats, including as a result of past cybersecurity incidents, have had, or are reasonably likely to have, a material adverse effect on the company, including our business strategy, results of operations or financial condition. However, there can be no assurance that our cybersecurity processes will prevent or mitigate cybersecurity incidents or threats and that efforts will always be successful. It is possible that cybersecurity incidents may occur and could have a material adverse effect on our business strategy, results of operations, or financial condition. See “Business and Operational Risks--We are increasingly dependent on the performance of our information technology systems and those of our third-party business partners and service providers” in Item 1A. Risk Factors of this Annual Report on Form 10-K.

Governance
Our full Board of Directors oversees enterprise-level risks and has delegated to the Audit Committee of our Board oversight of risks from cybersecurity threats as informed through the ERM program. Our CDO and CISO are standing members of the ERM committee, comprised of members of senior management, and as part of the committee, report on and evaluate cybersecurity threats and risk management efforts, as communicated to them by way of their direct reports and the larger cybersecurity team. The CDO and CISO are responsible for managing risks from cybersecurity threats. The CDO and CISO provide regular cybersecurity briefings to the Board of Directors including the Audit Committee, with a minimum of two briefings per year and additional briefings as needed. The Audit Committee also has direct access to the CDO and CISO and their management teams for other updates on cybersecurity and information security strategy throughout the year. Additionally, the CDO and CISO, from time to time, meet with members of management to discuss cybersecurity risks, strategy, and threats.
Our CISO is responsible for implementing the cybersecurity program which is comprised of Cybersecurity GRC (Governance, Risk & Compliance), Cybersecurity Architecture, Engineering & Operations, and a Cyber Fusion Center that includes Threat Intelligence, Vulnerability Management, & Incident Response. Our CISO has more than 30 years of experience in the oil and gas industry and has held various leadership and strategic roles across IT, software R&D and marketing, including collectively serving as a chief information security officer for seven years at two publicly traded companies. Our CISO also holds an Executive Master in Cybersecurity degree, a Master of Computer Science degree, and undergraduate degrees in both computer science and mathematics.
Our CISO works at the direction of the CDO, who has more than 20 years of executive IT leadership experience and leads the company’s Digital and Information Technology functions that seek to provide innovative, secure, and reliable technology products and services to MPC and its customers. Prior to joining MPC in 2021, our CDO was employed by GE and its subsidiary companies for over 20 years, holding several executive IT leadership roles with increasing responsibility. He was then named Senior Vice President and Chief Information Officer of Services for parent company GE in 2017 and was later named the Vice President and Chief Information Officer of GE Healthcare. Our CDO holds a Bachelor’s degree in Business Administration, Management and Information Systems.

Item 2. Properties
We believe that our properties and facilities are adequate for our operations and that our facilities are adequately maintained. See the following sections for details of our assets by segment.
REFINING & MARKETING
The table below sets forth the location and crude oil refining capacity for each of our refineries as of December 31, 2024. Refining throughput can exceed crude oil refining capacity due to the processing of other charge and blendstocks in addition to crude oil and the timing of planned turnaround and major maintenance activity.

Refinery	Crude Oil Refining Capacity (mbpcd)
Gulf Coast Region
Galveston Bay, Texas City, Texas	631
Garyville, Louisiana	606
Subtotal Gulf Coast region	1,237
Mid-Continent Region
Catlettsburg, Kentucky	300
Robinson, Illinois	253
Detroit, Michigan	144
El Paso, Texas	133
St. Paul Park, Minnesota	105
Canton, Ohio	100
Mandan, North Dakota	71
Salt Lake City, Utah	68
Subtotal Mid-Continent region	1,174
West Coast Region
Los Angeles, California	365
Anacortes, Washington	119
Kenai, Alaska	68
Subtotal West Coast region	552
Total	2,963

The following table sets forth the approximate number of locations where jobbers maintain branded outlets, marketing fuels mainly under the Marathon and ARCO brands as well as Shell, Mobil, Tesoro and other brands, as of December 31, 2024.

Location	Number of Branded Outlets
Alabama	409
Alaska	77
Arizona	74
California	300
Colorado	12
District of Columbia	2
Florida	619
Georgia	460
Idaho	104
Illinois	177
Indiana	666
Iowa	9
Kentucky	502
Louisiana	76
Maryland	66
Massachusetts	1
Mexico	281
Michigan	713
Minnesota	314
Mississippi	146
Missouri	8
Nevada	19
New Jersey	9
New Mexico	40
New York	68
North Carolina	238
North Dakota	120
Ohio	901
Oregon	62
Pennsylvania	84
Rhode Island	3
South Carolina	109
South Dakota	31
Tennessee	397
Texas	14
Utah	104
Virginia	227
Washington	115
West Virginia	120
Wisconsin	57
Wyoming	4
Total	7,738

The Refining & Marketing segment sells transportation fuels through long-term fuel supply contracts to direct dealer locations, primarily under the ARCO brand. The following table sets forth the number of direct dealer locations by state as of December 31, 2024.

Location	Number of Locations
Arizona	68
California	972
Nevada	118
New Mexico	1
Ohio	1
Oregon	1
Total	1,161
The following table sets forth details about our Refining & Marketing owned and operated terminals as of December 31, 2024. See the Midstream - MPLX section for information with respect to MPLX owned and operated terminals.

Owned and Operated Terminals	Number of Terminals	Tank Storage Capacity (mbbls)
Light Products Terminals:
Alaska	1	202
New York	1	334
Subtotal light products terminals	2	536
Asphalt Terminals:
Florida	1	263
Indiana	1	121
Kentucky	4	537
Louisiana	1	54
Michigan	1	12
New York	1	417
Ohio	4	2,207
Pennsylvania	1	451
Tennessee	2	480
Subtotal asphalt terminals	16	4,542
Total owned and operated terminals	18	5,078

MIDSTREAM - MPLX
The following table sets forth certain information relating to MPLX’s crude oil and refined products pipeline systems and storage assets as of December 31, 2024.

Pipeline System or Storage Asset	Diameter (inches)	Length (miles)	Capacity
Total crude oil pipeline systems(a)(b)	2" - 42"	5,172	Various
Total refined products pipeline systems(a)(b)(c)	4" - 36"	3,787	Various

Barge Docks (mbpd)			4,893

Storage assets: (mbbls)
Refining Logistics(d)			93,017
Tank Farms			33,718
Caverns			3,632
(a)    Includes approximately 16 miles of crude oil pipeline and 2 miles of refined product pipeline leased from third parties.
(b)    Includes approximately 1,207 miles of inactive crude oil pipeline and 197 miles of inactive refined product pipeline.
(c)    Includes approximately 87 miles and 17 miles of refined product pipelines in which MPLX has partial ownership of 65 percent and 50 percent, respectively.
(d)    Refining logistics assets primarily include tankage. MPLX owns refining logistics assets at the Martinez Renewables joint venture facility with 5,914 mbbls of storage capacity associated with the facility and has entered into terminalling and storage service agreements with the joint venture and its partners to provide logistics services for the facility.
The following table sets forth information regarding the crude oil and refined product pipeline systems which MPLX has an interest in through ownership of its equity method investments as of December 31, 2024.

	Diameter (inches)	Length (miles)	Ownership Percentage
Crude Oil Systems:
MarEn Bakken Company LLC(a)	30"	1,916	25%
Minnesota Pipe Line Company LLC	16" - 24"	975	17%
W2W Holdings LLC(b)	24" - 36"	652	50%
Illinois Extension Pipeline Company LLC	24"	168	35%
Andeavor Logistics Rio Pipeline LLC	12"	119	67%
LOCAP LLC	48"	57	59%
LOOP LLC	48"	48	41%
Refined Product Systems:
Explorer Pipeline Company	10" - 28"	1,872	25%
(a)    The investment in MarEn Bakken Company LLC includes MPLX’s 9.19 percent indirect interest in a joint venture that owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively referred to as the “Bakken Pipeline system”).
(b)    The investment in W2W Holdings LLC includes MPLX’s 16 percent indirect interest in Wink to Webster Pipeline LLC.

The following table sets forth details about MPLX owned and operated terminals as of December 31, 2024. Additionally, MPLX has partial ownership interest in one terminal.

Owned and Operated Terminals	Number of Terminals	Tank Storage Capacity (mbbls)
Refined Products Terminals:
Alabama	2	443
Alaska	3	1,540
California	8	3,472
Florida	3	2,265
Georgia	4	952
Idaho	3	1,020
Illinois	2	562
Indiana	7	3,770
Kentucky	6	2,587
Louisiana	2	5,469
Michigan	8	2,440
Minnesota	1	13
New Mexico	2	467
North Carolina	3	1,343
North Dakota	1	—
Ohio	12	3,144
Pennsylvania	1	390
South Carolina	1	371
Tennessee	4	1,148
Texas	1	76
Utah	1	21
Washington	4	920
West Virginia	2	1,564
Subtotal light products terminals	81	33,977
Asphalt Terminals
Arizona	3	552
Minnesota	1	—
Nevada(a)	1	274
New Mexico	1	36
Texas	1	206
Subtotal asphalt terminals	7	1,068
Total owned and operated terminals	88	35,045
(a)    MPLX accounts for this terminal as an equity method investment.
The following table sets forth details about MPLX barges and towboats as of December 31, 2024.

Class of Equipment	Number in Class	Capacity (mbbls)
Inland tank barges	319	8,568
Inland towboats	29	N/A

The following tables set forth certain information relating to MPLX’s consolidated and operated joint venture gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines as of and for the year ended December 31, 2024.

Gas Processing Complexes	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput (MMcf/d)(a)	Utilization of Design Capacity(a)
Marcellus Operations	6,520	5,974	92%
Utica Operations	1,325	832	63%
Southwest Operations(b)	2,745	1,844	70%
Southern Appalachia Operations	425	215	51%
Bakken Operations(c)	185	182	98%
Rockies Operations	1,177	616	52%
Total	12,377	9,663	79%
(a)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(b)    The capacity presented above includes MPLX’s proportionate share of Centrahoma Processing LLC’s processing capacity of 550 MMcf/d, as MPLX owns a non-operating 40 percent interest in this joint venture. Actual throughput of 118 MMcf/d representing MPLX’s share of processed volumes is also included and used to compute the utilization presented above.
(c)    Includes volumes processed at third-party facilities in the Bakken.

Fractionation Facilities	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)(a)	Utilization of Design Capacity(a)
Marcellus Operations	413	336	81%
Utica Operations(b)	—	—	—%
Southern Appalachia Operations	24	12	50%
Bakken Operations	33	20	61%
Rockies Operations	5	5	100%
Total	475	373	78%
(a)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(b)    MPLX operates a condensate stabilization facility with a capacity of 23 mbpd and 77 thousand barrels of condensate storage. Actual NGL throughput at this facility was 13 mbpd for the year ended December 31, 2024.

De-ethanization Facilities	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)(a)	Utilization of Design Capacity(a)
Marcellus Operations	309	265	86%
Utica Operations	40	16	40%
Rockies Operations	5	—	—%
Total	354	281	80%
(a)    NGL throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

Natural Gas Gathering Systems	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput (MMcf/d)(a)	Utilization of Design Capacity(a)
Marcellus Operations	1,622	1,521	94%
Utica Operations	3,903	2,544	68%
Southwest Operations	3,180	1,698	55%
Bakken Operations	239	183	77%
Rockies Operations(b)	1,299	633	49%
Total	10,243	6,579	66%
(a)    Natural gas throughput is a weighted average for days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(b)    Includes 47 MMcf/d of volumes gathered for third parties by MPLX’s operated joint venture, Rendezvous Gas Services, L.L.C. (“RGS”). Excludes RGS gathering capacity of 1,032 MMcf/d and volumes gathered by RGS which generally interconnect with MPLX owned Rockies region gathering systems.
The following table sets forth certain information relating to MPLX’s NGL pipelines as of December 31, 2024.

NGL Pipelines	Diameter (inches)	Length (miles)
Marcellus Operations	6"- 20"	443
Utica Operations	4" - 20"	185
Southern Appalachia Operations	6" - 8"	140
Southwest Operations	6" - 16"	137
Bakken Operations	6" - 12"	104
Rockies Operations	4" - 8"	36
Total		1,045
In addition to the MPLX-operated equity method investments included in the above tables, MPLX also has ownership interests in natural gas & NGL pipeline systems through the following entities:

	Diameter (inches)	Length (miles)	Ownership Percentage
Natural Gas Pipelines:
Delaware Basin Residue, LLC(a)	12" - 42"	249	10%
MXP Parent, LLC(b)	36" - 42"	580	5%
WPC Parent, LLC(c)	36" - 42"	541	30%
NGL Pipelines:
Panola Pipeline Company, LLC	8" - 20"	253	15%
(a)    Includes Agua Blanca Pipeline and Carlsbad Gateway Pipeline.
(b)    Includes Matterhorn Express Pipeline.
(c)    Includes MPLX’s indirect interest in Whistler Pipeline as well as its 70 percent indirect ownership in the ADCC Pipeline lateral. Also includes 50 percent indirect interest in Waha Gas Storage, which primarily owns natural gas storage facilities.

MIDSTREAM - MPC-RETAINED ASSETS AND INVESTMENTS
The following table sets forth certain information relating to our crude oil and refined products pipeline systems not owned by MPLX.
As of December 31, 2024, we had partial ownership interests in the following pipeline companies.

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
(b)    All system pipeline miles are inactive.
The following table sets forth details about our ocean vessels as of December 31, 2024.

Class of Equipment	Number in Class	Capacity (mbbls)
Jones Act medium range product tankers	4	1,320
Jones Act 750 Series ATB vessels	3	990
RENEWABLE DIESEL
Our Dickinson, North Dakota, renewables facility has the capacity to produce 184 million gallons per year of renewable diesel from corn oil, soybean oil, fats and greases. The Martinez, California renewable diesel facility has the capacity to produce 730 million gallons per year.
Our Green Bison Soy Processing, LLC joint venture with ADM includes a facility in Spiritwood, North Dakota, which has capacity to produce approximately 600 million pounds of refined soybean oil annually, enough feedstock for approximately 75 million gallons of renewable diesel per year.
We own a feedstock aggregation facility in Cincinnati, Ohio and a pre-treatment facility in Beatrice, Nebraska. These facilities supply renewable agricultural feedstocks to our Dickinson and Martinez facilities.
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

Plaintiff	Date Instituted	Name of Court(s) where pending
State of Rhode Island	July 2, 2018	Superior Court of Providence County
Mayor and City Council of Baltimore, Maryland	July 20, 2018	Circuit Court of Baltimore County; The Appellate Court of Maryland
City and County of Honolulu, Hawaii	March 9, 2020	Circuit Court of the First Circuit (State of Hawaii)
City of Charleston, South Carolina	September 9, 2020	Court of Common Pleas of the 9th Circuit; US Court of Appeals for the Fourth Circuit
State of Delaware	September 10, 2020	Superior Court of Hudson County
County of Maui, Hawaii	October 12, 2020	Circuit Court of the Second Circuit (State of Hawaii)
City of Annapolis, Maryland	February 22, 2021	Maryland Circuit Court, Anne Arundel County
Anne Arundel County, Maryland	April 26, 2021	Maryland Circuit Court, Anne Arundel County
County of Multnomah, Oregon	June 22, 2023	Circuit Court for the State of Oregon
Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”) which owns and operates the Bakken Pipeline system. In 2020, the U.S. District Court for the District of Columbia (“D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement going forward. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The pipeline remains operational while the Army Corps finalizes its decision which will follow the issuance of the final EIS. According to public statements from Army Corps officials, the EIS is now expected to be issued in 2025.
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
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shutdown. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the one percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2024, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
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
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE and traded under the symbol “MPC.” As of February 21, 2025, there were approximately 23,386 registered holders of our common stock.
Issuer Purchases of Equity Securities
The following table sets forth a summary of our purchases during the quarter ended December 31, 2024, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
10/1/2024-10/31/2024	3,099,330	$161.38	3,099,330	$3,541
11/1/2024-11/30/2024	1,257,914	157.45	1,257,914	8,343
12/1/2024-12/31/2024	4,145,124	142.75	4,145,124	7,752
Total	8,502,368	151.71	8,502,368

(a)    Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations. The weighted average price includes any commissions paid to brokers during the relevant period. The weighted average price does not include any excise tax on share repurchases.
(b)    On April 30, 2024, we announced that our board of directors had approved a $5.0 billion share repurchase authorization. On November 5, 2024, we announced that our board of directors had approved an additional $5.0 billion share repurchases authorization. These share repurchase authorizations have no expiration date.
(c)    The maximum dollar value remaining has been reduced by the amount of any commissions paid to brokers. The maximum dollar value remaining has not been reduced by the amount of any excise tax.

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
EXECUTIVE SUMMARY
Business Update
The global macro environment continues to deliver refined product demand growth. In 2024, we saw steady year-over-year demand for gasoline and diesel and growing demand for jet fuel. Longer term, demand growth is expected to exceed the net supply impact from limited capacity additions through the end of the decade and announced and expected refinery rationalizations. We anticipate these fundamentals, as well as the U.S. refining industry’s current structural advantages over the rest of the world, will support a constructive environment for U.S. refiners.
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

In response to the current business environment, we continue to focus on the following priorities for our business:
Commitment to Safety, Reliability and Sustainability
We remain steadfast in our commitment to safely and reliably operate our assets and protect the health and safety of our employees. We are focused on sustainable structural changes to improve our cost competitiveness while maintaining safe and reliable operations. Our approach to sustainability spans the environmental, social and governance dimensions of our business. That means strengthening resiliency by lowering the carbon intensity and conserving natural resources; innovating for the future by investing in renewables and emerging technologies; and embedding sustainability in decision-making and in how we engage our people and many stakeholders. Specifically, in 2022, we were the first among U.S. independent refiners to establish a 2030 target to reduce absolute Scope 3 - Category 11 GHG emissions. This goal added to our existing targets for reducing Scope 1 & 2 GHG emissions intensity, for lowering methane emissions intensity and for lowering our freshwater withdrawal intensity.
Operational Excellence
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
Commercial Performance
We are focused on leveraging the complexity of our facilities by selecting advantaged raw materials, new approaches in the commercial space to be more dynamic amidst changing market conditions and achieving technological improvements to advance our commercial performance. A near-term focus has been securing advantaged renewable feedstocks as we continue to advance our renewable fuels production capabilities.
Integrated Value Chain Optimization
We are committed to leveraging our value chain so that we are a leader in operational, financial, and sustainability performance. Our goal is to improve value chain optimization with a more integrated and advanced approach to decision making so that each individual asset generates free-cash-flow back to the business and contributes to shareholder returns. With our investments, we are focused on high returning projects that we believe will enhance the competitiveness of our portfolio, including our investments in sustainable fuels and technologies that lower our carbon intensity as the global energy mix evolves.

Strategic Updates
Midstream Growth Transactions
On July 31, 2024, MPLX exercised its right of first offer under the BANGL, LLC joint venture agreement to purchase an additional 20 percent ownership interest in BANGL, LLC for $210 million cash, increasing total ownership interest to 45 percent. BANGL is a natural gas liquids pipeline system connecting the Delaware and Midland basins to the fractionation market in the Gulf Coast and export markets.
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
See Item 8. Financial Statements and Supplementary Data – Note 14 for additional information on these transactions.
Share Repurchase Authorization
On November 5, 2024, we announced that our board of directors approved a $5.0 billion share repurchase authorization that is in addition to the $5.0 billion share repurchase authorization announced on April 30, 2024. The share repurchase authorizations have no expiration date. Future repurchases under these authorizations will depend on the macro environment, cash available after opportunities for capital investment and growth of the business and market conditions. As of December 31, 2024, MPC had $7.75 billion remaining under its share repurchase authorizations.

Results
In the fourth quarter of 2024, we established a Renewable Diesel segment, which includes renewable diesel activities historically reported in the Refining & Marketing segment. Prior period segment information has been recast for comparability.
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
Select results for continuing operations for 2024 and 2023 are reflected in the following table.

(Millions of dollars)	2024	2023
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$5,703	$13,705
Midstream	6,544	6,171
Renewable Diesel	(150)	(64)
Total reportable segments	$12,097	$19,812

Reconciliation of segment adjusted EBITDA for reportable segments to income from continuing operations before income taxes
Total reportable segments	$12,097	$19,812
Corporate	(774)	(737)
Refining & Renewable Diesel planned turnaround costs	(1,404)	(1,201)
Renewable Diesel JV planned turnaround costs(a)	(9)	(25)
Garyville incident response costs	—	(16)
LIFO inventory (charge) credit	161	(145)
Gain on sale of assets(b)	151	198
Depreciation and amortization	(3,337)	(3,307)
Renewable Diesel JV depreciation and amortization(a)	(89)	(65)
Net interest and other financial costs	(839)	(525)
Income from continuing operations before income taxes	$5,957	$13,989

Net Income attributable to MPC per diluted share	$10.08	$23.63
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
(b)    2024 includes the gain from the Whistler Joint Venture Transaction. 2023 includes the $92 million gain associated with the remeasurement of MPLX’s existing equity investment in Torñado arising from the acquisition of the remaining 40 percent interest and the $106 million gain on the sale of our interest in South Texas Gateway. See Item 8. Financial Statements and Supplementary Data - Note 14.
Net income attributable to MPC decreased $6.24 billion, or $13.55 per diluted share, in 2024 compared to 2023 primarily due to lower Refining & Marketing margins partially offset by a decreased provision for income taxes.
Refer to the Results of Operations section for a discussion of financial results by segment for the three years ended December 31, 2024.
MPLX
We received limited partner distributions of $2.27 billion and $2.06 billion from MPLX during 2024 and 2023, respectively. We owned approximately 647 million MPLX common units at December 31, 2024 with a market value of $30.99 billion based on the December 31, 2024 closing unit price of $47.86. On January 22, 2025, MPLX declared a quarterly cash distribution of $0.9565 per common unit, which was paid February 14, 2025. As a result, MPLX made distributions totaling $972 million to its common unitholders. MPC’s portion of these distributions was approximately $619 million.
During the year ended December 31, 2024, MPLX repurchased approximately 8 million MPLX common units at an average cost per unit of $43.04 and paid $326 million of cash. As of December 31, 2024, $520 million remained available under the authorization for future repurchases.
See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on MPLX.

OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment adjusted EBITDA depends largely on our refinery throughputs, Refining & Marketing margin, refining operating costs and distribution costs. Our total refining capacity was 2,963 mbpcd, 2,950 mbpcd and 2,898 mbpcd as of December 31, 2024, 2023 and 2022, respectively.
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

(Millions of dollars)
Blended crack spread sensitivity(a) (per $1.00/barrel change)	$1,100
Sour differential sensitivity(b) (per $1.00/barrel change)	515
Sweet differential sensitivity(c) (per $1.00/barrel change)	515
Natural gas price sensitivity(d) (per $1.00/MMBtu)	350
(a)    Crack spread based on 42 percent MEH, 40 percent WTI and 18 percent ANS with Gulf Coast, Mid-Continent and West Coast product pricing, respectively, and assumes all other differentials and pricing relationships remain unchanged.
(b)    Sour crude oil basket consists of the following crudes: ANS, Argus Sour Crude Index, Maya and Western Canadian Select. We assume approximately 50 percent of the crude processed at our refineries in 2025 will be sour crude.
(c)    Sweet crude oil basket consists of the following crudes: Bakken, Brent, MEH, WTI-Cushing and WTI-Midland. We assume approximately 50 percent of the crude processed at our refineries in 2025 will be sweet crude.
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
Inventories are stated at the lower of cost or market. Costs of crude oil, refinery feedstocks and refined products are stated under the LIFO inventory costing method and aggregated on a consolidated basis for purposes of assessing if the cost basis of these inventories may have to be written down to market values. At December 31, 2024, market values for refined products exceed their cost basis and, therefore, there is no lower of cost or market inventory valuation reserve at the end of the year. Based on movements of refined product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
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
Renewable Diesel
Our Renewable Diesel segment processes renewable feedstocks into renewable diesel, markets and distributes renewable diesel and includes joint ventures that produce soybean oil and renewable diesel.
Inventories are stated at the lower of cost or market. Costs of renewable feedstocks and renewable diesel are stated under the LIFO inventory costing method and aggregated on a consolidated basis, including traditional and renewable products, for purposes of assessing if the cost basis of these inventories may have to be written down to market values. At December 31, 2024, market values for all refined product inventories exceed their cost basis and, therefore, there is no lower of cost or market inventory valuation reserve at the end of the year. Based on movements of renewable product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
Our Renewable Diesel segment adjusted EBITDA is also affected by changes in operating costs, distribution costs, throughput and certain regulatory credits.

RESULTS OF OPERATIONS
The following discussion includes comments and analysis relating to our results of operations for the years ended December 31, 2024, 2023 and 2022. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data and is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Consolidated Results of Operations

(Millions of dollars)	2024	2023	2024 vs. 2023 Variance	2022	2023 vs. 2022 Variance
Revenues and other income:
Sales and other operating revenues	$138,864	$148,379	$(9,515)	$177,453	$(29,074)
Income from equity method investments	1,048	742	306	655	87
Net gain on disposal of assets	28	217	(189)	1,061	(844)
Other income	472	969	(497)	783	186
Total revenues and other income	140,412	150,307	(9,895)	179,952	(29,645)

Costs and expenses:
Cost of revenues (excludes items below)	126,240	128,566	(2,326)	151,671	(23,105)
Depreciation and amortization	3,337	3,307	30	3,215	92
Selling, general and administrative expenses	3,221	3,039	182	2,772	267
Other taxes	818	881	(63)	825	56
Total costs and expenses	133,616	135,793	(2,177)	158,483	(22,690)

Income from continuing operations	6,796	14,514	(7,718)	21,469	(6,955)
Net interest and other financial costs	839	525	314	1,000	(475)
Income from continuing operations before income taxes	5,957	13,989	(8,032)	20,469	(6,480)
Provision for income taxes on continuing operations	890	2,817	(1,927)	4,491	(1,674)
Income from continuing operations, net of tax	5,067	11,172	(6,105)	15,978	(4,806)
Income from discontinued operations, net of tax	—	—	—	72	(72)
Net income	5,067	11,172	(6,105)	16,050	(4,878)
Less net income attributable to:
Redeemable noncontrolling interest	27	94	(67)	88	6
Noncontrolling interests	1,595	1,397	198	1,446	(49)
Net income attributable to MPC	$3,445	$9,681	$(6,236)	$14,516	$(4,835)
2024 Compared to 2023
Net income attributable to MPC decreased $6.24 billion in 2024 compared to 2023, primarily due to lower Refining & Marketing margins, partially offset by a decreased provision for income taxes.
Total revenues and other income decreased $9.90 billion in 2024 compared to 2023 primarily due to:
•decreased sales and other operating revenues of $9.52 billion primarily due to decreased average refined product sales prices of $0.24 per gallon, or 10 percent, partially offset by increased refined product sales volumes of 75 mbpd, or 2 percent;
•increased income from equity method investments of $306 million largely due to the gain on the sale of assets resulting from the Whistler Joint Venture Transaction and increased income from our Martinez Renewables joint venture;
•decreased net gains on disposal of assets of $189 million mainly due to the $106 million gain on the sale of MPC’s 25 percent interest in South Texas Gateway and $92 million associated with the remeasurement of MPLX’s existing equity investment in MarkWest Torñado GP, L.L.C. (“Torñado”), arising from the acquisition of the remaining 40 percent interest in 2023; and
•decreased other income of $497 million largely due to lower income on RINs sales and lower insurance proceeds.

Total costs and expenses decreased $2.18 billion in 2024 compared to 2023 primarily due to:
•decreased cost of revenues of $2.33 billion primarily due to lower crude oil costs and finished product purchases, partially offset by higher contract services and material and supply expenses related to increased turnaround activity;
•increased selling, general and administrative expenses of $182 million primarily due to increased contract services costs of $96 million, office and rent expenses of $31 million and $30 million of expense related to decommissioning of non-operating assets; and
•decreased other taxes of $63 million largely due to a property tax appeal settlement of $49 million related to retroactive tax assessments for prior periods.
Net interest and other financial costs increased $314 million largely due to decreased interest income of $154 million, primarily on short-term investments, increased pension non-service costs of $52 million and increased interest expense of $41 million due to higher MPLX borrowings. We capitalized interest of $57 million in 2024 and $60 million in 2023. See Item 8. Financial Statements and Supplementary Data – Note 11 for further details.
We recorded a combined federal, state and foreign income tax expense of $890 million for the year ended December 31, 2024, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests. We recorded a combined federal, state and foreign income tax expense of $2.82 billion for the year ended December 31, 2023, which was lower than the tax computed at the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes. See Item 8. Financial Statements and Supplementary Data – Note 12 for further details.
Net income attributable to noncontrolling interests increased $198 million mainly due to an increase in MPLX’s net income.
2023 Compared to 2022
Net income attributable to MPC decreased $4.84 billion in 2023 compared to 2022 primarily due to lower Refining & Marketing margins and net gain on the disposal of assets.
Total revenues and other income decreased $29.65 billion in 2023 compared to 2022 primarily due to:
•decreased sales and other operating revenues of $29.07 billion primarily due to decreased average refined product sales prices of $0.53 per gallon, or 18 percent, partially offset by increased refined product sales volumes of 12 mbpd;
•increased income from equity method investments of $87 million largely due to increased income from Midstream equity affiliates, partially offset by decreased income from our Martinez Renewables joint venture;
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
Net interest and other financial costs decreased $475 million largely due to increased interest income, primarily on short-term investments, and decreased pension non-service costs, partially offset by increased interest expense due to higher MPLX borrowings. We capitalized interest of $60 million in 2023 and $104 million in 2022. See Item 8. Financial Statements and Supplementary Data – Note 11 for further details.
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
Segment Results
We classify our business in the following reportable segments: Refining & Marketing, Midstream and Renewable Diesel. Segment adjusted EBITDA represents adjusted EBITDA attributable to the reportable segments. Amounts included in income before income taxes and excluded from segment adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) turnaround expenses and (iv) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) are not tied to the operational performance of the segment.

Our segment adjusted EBITDA for reportable segments was approximately $12.10 billion, $19.81 billion and $25.03 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

Refining & Marketing
The following includes key financial and operating data for 2024, 2023 and 2022.

(a)    Includes intersegment sales to Midstream and sales destined for export.

Refining & Marketing Operating Statistics	2024	2023	2022
Net refinery throughput (mbpd)	2,922	2,903	2,939
Refining & Marketing margin, excluding LIFO inventory credit/charge per barrel(a)(b)	$15.91	$23.15	$28.04
LIFO inventory credit (charge) per barrel	0.10	(0.15)	0.14
Refining & Marketing margin per barrel(a)(b)	16.01	23.00	28.18
Less:
Refining operating costs per barrel(c)	5.34	5.31	5.34
Distribution costs per barrel	5.48	5.33	4.86
LIFO inventory credit (charge) per barrel	0.10	(0.15)	0.14
Other per barrel(d)	(0.24)	(0.43)	(0.11)
Refining & Marketing adjusted EBITDA per barrel	5.33	12.94	17.95
Less:
Refining planned turnaround costs per barrel	1.31	1.11	1.04
LIFO inventory (credit) charge per barrel	(0.10)	0.15	(0.14)
Depreciation and amortization per barrel	1.65	1.72	1.66
Per barrel fees paid to MPLX included in distribution costs above	$3.70	$3.62	$3.40
(a)    Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.
(b)    See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.
(c)    Refining operating costs exclude planned turnaround and depreciation and amortization expense.
(d)    Includes income (loss) from equity method investments, net gain (loss) on disposal of assets and other income.

The following table presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

Benchmark spot prices (dollars per gallon)	2024	2023	2022
Chicago CBOB unleaded regular gasoline	$2.14	$2.33	$2.87
Chicago ultra-low sulfur diesel	2.32	2.61	3.43
USGC CBOB unleaded regular gasoline	2.13	2.34	2.76
USGC ultra-low sulfur diesel	2.36	2.72	3.46
LA CARBOB	2.46	2.81	3.29
LA CARB diesel	2.44	2.91	3.51

Market Indicators (dollars per barrel)
WTI	$75.76	$77.60	$94.33
MEH	77.35	79.08	96.19
ANS	80.31	82.41	98.98
Crack Spreads
Mid-Continent WTI 3-2-1	$14.09	$18.61	$26.93
USGC MEH 3-2-1	11.75	17.49	22.17
West Coast ANS 3-2-1	19.03	30.11	34.91
Blended 3-2-1(a)	14.03	20.46	26.62

Crude Oil Differentials
Sweet	$(1.09)	$(0.48)	$0.21
Sour	(4.45)	(6.31)	(6.81)
(a)    Beginning in the second quarter of 2024, the blended crack spreads are weighted 42 percent of the USGC crack spread, 40 percent of the Mid-Continent crack spread and 18 percent of the West Coast crack spread. The blended crack spreads for prior periods were weighted 40 percent of the USGC crack spread, 40 percent of the Mid-Continent crack spread and 20 percent of the West Coast crack spread. These blends are based on MPC’s refining capacity by region in each period.
2024 Compared to 2023
Refining & Marketing segment revenues decreased $10.21 billion primarily due to decreased average refined product sales prices of $0.24 per gallon, partially offset by increased refined product sales volumes of 75 mbpd.
Refinery crude oil capacity utilization was 92 percent during 2024 and net refinery throughput increased 19 mbpd in 2024.
Refining & Marketing segment adjusted EBITDA decreased $8.0 billion primarily driven by decreased per barrel margins.
Refining & Marketing margin, excluding LIFO inventory adjustments, was $15.91 per barrel for 2024 compared to $23.15 per barrel for 2023. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $7 billion on Refining & Marketing margin, primarily due to lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effects of market structure on our crude oil acquisition prices, RIN prices on the crack spread and other items like refinery yields and other feedstock variances, direct dealer fuel margin, and for 2024, a LIFO inventory credit of $106 million and for 2023, a LIFO inventory charge of $157 million. These factors had an estimated net negative impact on Refining & Marketing segment adjusted EBITDA of approximately $200 million in 2024 compared to 2023.
For the year ended December 31, 2024, refining operating costs, excluding depreciation and amortization, were $5.71 billion. This was an increase of $87 million, compared to the year ended December 31, 2023, primarily driven by higher expenses for projects conducted during turnaround activity, partially offset by a property tax appeal settlement related to retroactive tax assessments for prior periods.
Distribution costs, excluding depreciation and amortization, were $5.86 billion and $5.65 billion for 2024 and 2023, respectively, and include fees paid to MPLX of $3.95 billion and $3.84 billion for 2024 and 2023, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, increased $0.15 primarily due to higher pipeline tariff rates and logistics fee escalations.
Refining planned turnaround costs increased $216 million, or $0.20 per barrel, due to the scope and timing of turnaround activity.

Other income decreased by $0.19 per barrel mainly due to lower insurance proceeds in 2024.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $1.07 billion in 2024 and $2.07 billion in 2023 and are included in Refining & Marketing margin. The decrease in 2024 was primarily due to lower average RIN prices, increased RINs generated and acquired from our Martinez Renewables joint venture and lower RIN sale activity.
2023 Compared to 2022
Refining & Marketing segment revenues decreased $29.62 billion primarily due to decreased average refined product sales prices of $0.53 per gallon, partially offset by increased refined product sales volumes of 12 mbpd.
Refinery crude oil capacity utilization was 92 percent during 2023 and net refinery throughput decreased 36 mbpd in 2023.
Refining & Marketing segment adjusted EBITDA decreased $5.55 billion primarily driven by decreased per barrel margin and throughput, increased distribution costs, excluding depreciation and amortization, partially offset by increased other income and decreased refining operating costs, excluding depreciation and amortization.
Refining & Marketing margin, excluding LIFO inventory adjustments, was $23.15 per barrel for 2023 compared to $28.04 per barrel for 2022. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $6 billion on Refining & Marketing margin, primarily due to lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effects of market structure on our crude oil acquisition prices, RIN prices on the crack spread and other items like refinery yields and other feedstock variances, direct dealer fuel margin, and for 2023, a LIFO inventory charge of $157 million and for 2022, a LIFO inventory credit of $149 million. These factors had an estimated net positive impact on Refining & Marketing segment adjusted EBITDA of approximately $700 million in 2023 compared to 2022.
For the year ended December 31, 2023, refining operating costs, excluding depreciation and amortization, were $5.63 billion. This was a decrease of $101 million, compared to the year ended December 31, 2022, largely due to lower energy costs, partially offset by higher project expense. These expenses relate to projects that are regularly performed during refinery turnarounds, of which we had more in 2023, compared to 2022.
Distribution costs, excluding depreciation and amortization, were $5.65 billion and $5.21 billion for 2023 and 2022, respectively, and include fees paid to MPLX of $3.84 billion and $3.65 billion for 2023 and 2022, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, increased $0.47 primarily due to higher pipeline tariff rates and logistics fee escalations.
Refining planned turnaround costs increased $62 million, or $0.07 per barrel, due to the scope and timing of turnaround activity.
Depreciation and amortization per barrel increased by $0.06, primarily due to an increase in costs and a decrease in throughput.
Other income increased by $0.32 per barrel mainly due to the receipt of insurance proceeds in 2023.
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

Supplemental Refining & Marketing Statistics

	2024	2023	2022
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	92	92	96

Refinery throughputs (mbpd):
Crude oil refined	2,714	2,677	2,761
Other charge and blendstocks	208	226	178
Net refinery throughput	2,922	2,903	2,939

Sour crude oil throughput percent	44	44	47
Sweet crude oil throughput percent	56	56	53

Refined product yields (mbpd):
Gasoline	1,490	1,526	1,494
Distillates	1,070	1,037	1,068
Propane	67	66	70
NGLs and petrochemicals	192	182	178
Heavy fuel oil	59	52	73
Asphalt	81	80	89
Total	2,959	2,943	2,972

Refined product export sales volumes (mbpd)(b)	370	339	315
(a)    Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)    Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volumes amounts.

Midstream
The following includes key financial and operating data for 2024, 2023 and 2022.

Midstream Sales and Other Operating Revenues
2024
$5,197
$5,797
$10,994
2023
$4,911
$5,597
$10,508
2022
$5,366
$5,224
$10,590
In millions
Third Party
Intersegment - Refining & Marketing

(a)    On owned common-carrier pipelines, excluding equity method investments.
(b)    Includes amounts related to MPLX operated unconsolidated equity method investments on a 100 percent basis.

Benchmark Prices	2024	2023	2022
Natural Gas NYMEX HH (per MMBtu)	$2.41	$2.66	$6.52
C2 + NGL Pricing (per gallon)(a)	$0.84	$0.69	$1.03
(a)    For 2024, C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline. For 2023 and 2022, C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.
2024 Compared to 2023
Midstream segment adjusted EBITDA increased $373 million. Sales and operating revenues increased $486 million mainly due to rate escalations, contributions from recently acquired assets and higher natural gas gathering and processing volumes. Income from equity method investments increased approximately $35 million.
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

Renewable Diesel
The following includes key financial and operating data for 2024, 2023 and 2022.

(a)    Includes intersegment sales to Refining & Marketing.
(b    Includes Dickinson facility production and purchased product from our Martinez Renewables joint venture.

2024 Compared to 2023
Renewable Diesel segment revenues increased $440 million primarily due to increased sales volume of 419 thousand gallons per day. Renewable Diesel segment adjusted EBITDA decreased $86 million as reduced production capacity in 2024 due to an event at the refinery in late 2023 resulted in lower throughput and impacted margins. The lower renewable diesel margins and an increased inventory LIFO charge of $43 million were partially offset by increased income from equity method investments of $129 million.
2023 Compared to 2022
Renewable Diesel segment revenues increased $912 million primarily due to increased sales volume of 246 thousand gallons per day. Renewable Diesel segment adjusted EBITDA decreased $67 million mainly due to increased operating costs and distribution costs and decreased income from equity method investments of $39 million, partially offset by increased renewable diesel margins. Additionally, in 2023, the Martinez Renewables joint venture began production which was phased in at reduced rates in order to achieve nameplate capacity by the end of the year. However, operational issues impacted the ramp up and the site remained at reduced rates.

Corporate

(millions of dollars)	2024	2023	2022
Corporate(a)	$(864)	$(837)	$(753)
(a)    Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $90 million, $100 million and $55 million for the years ended December 31, 2024, 2023 and 2022, respectively.
2024 Compared to 2023
Corporate expenses increased $27 million in 2024 compared to 2023 largely due to increases in contract services of $35 million, office expenses of $24 million and compensation expense of $21 million, partially offset by a decrease in stock-based compensation of $52 million.
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

(millions of dollars)	2024	2023	2022
Items not allocated to segments:
Gain on sale of assets	$151	$198	$1,058
Renewable volume obligation requirements	—	—	238
Litigation	—	—	27
Total items not allocated to segments	$151	$198	$1,323
2024 Compared to 2023
In 2024, items not allocated to segments includes a $151 million gain resulting from the Whistler Joint Venture Transaction. In 2023, total items not allocated to segments includes the $106 million gain on the sale of MPC’s 25 percent interest in South Texas Gateway and the $92 million gain associated with the remeasurement of MPLX’s existing equity investment in Torñado arising from the acquisition of the remaining 40 percent interest.
2023 Compared to 2022
Compared to 2023, as discussed above, in 2022, total items not allocated to segments primarily include the gain of $549 million on the formation of the Martinez Renewables joint venture, the gain of $509 million on a lease reclassification, and a $238 million benefit related to retroactive changes in renewable volume obligation requirements published by EPA for 2020 and 2021.
Non-GAAP Financial Measures
Management uses financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP. The non-GAAP financial measures we use are as follows:
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

Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

(Millions of dollars)	2024	2023	2022
Refining & Marketing segment adjusted EBITDA	$5,703	$13,705	$19,259
Plus (Less):
Depreciation and amortization	(1,767)	(1,822)	(1,783)
Refining planned turnaround costs	(1,397)	(1,181)	(1,119)
LIFO inventory credit (charge)	106	(157)	149
Selling, general and administrative expenses	2,472	2,443	2,235
Income from equity method investments	(57)	(66)	(51)
Net gain on disposal of assets	(1)	(2)	(37)
Other income	(342)	(870)	(678)
Refining & Marketing gross margin	4,717	12,050	17,975
Plus (Less):
Operating expenses (excluding depreciation and amortization)	11,321	10,833	10,564
Depreciation and amortization	1,767	1,822	1,783
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(425)	(45)	82
Other taxes included in Refining & Marketing margin	(259)	(288)	(173)
Refining & Marketing margin	17,121	24,372	30,231
LIFO inventory (credit) charge	(106)	157	(149)
Refining & Marketing margin, excluding LIFO inventory (credit) charge	$17,015	$24,529	$30,082
(a)    Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.

Renewable Diesel Margin
Renewable Diesel margin is defined as sales revenue less cost of renewable inputs and purchased products. We use and believe our investors use this non-GAAP financial measure to evaluate our Renewable Diesel segment’s operating and financial performance. This measure should not be considered a substitute for, or superior to, Renewable Diesel gross margin or other measures of financial performance prepared in accordance with GAAP, and our calculation thereof may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Renewable Diesel segment adjusted EBITDA to Renewable Diesel gross margin and Renewable Diesel margin

(Millions of dollars)	2024	2023	2022
Renewable Diesel segment adjusted EBITDA	$(150)	$(64)	$3
Plus (Less):
Depreciation and amortization	(75)	(65)	(67)
Renewable Diesel JV depreciation and amortization(a)	(89)	(65)	(1)
Renewable Diesel planned turnaround costs	(7)	(20)	(3)
Renewable Diesel JV planned turnaround costs(a)	(9)	(25)	—
LIFO inventory (charge) credit	55	12	(1)
Selling, general and administrative expenses	59	61	59
(Income) loss from equity method investments	(70)	59	20
Net gain on disposal of assets	—	(1)	—
Other income	—	(1)	(8)
Renewable Diesel gross margin	(286)	(109)	2
Plus (Less):
Operating expenses (excluding depreciation and amortization)	312	284	119
Depreciation and amortization	75	65	67
Martinez JV depreciation and amortization	85	64	1
Renewable Diesel margin	186	$304	189
LIFO inventory (credit) charge	(55)	(12)	1
Renewable Diesel margin, excluding LIFO inventory (credit) charge	$131	$292	$190
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our cash and cash equivalents balance was $3.21 billion at December 31, 2024, compared to $5.44 billion at December 31, 2023. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years is presented in the following table.

(Millions of dollars)	2024	2023	2022
Net cash provided by (used in):
Operating activities - continuing operations	$8,665	$14,117	$16,319
Operating activities - discontinued operations	—	—	42
Total operating activities	8,665	14,117	16,361
Investing activities	1,534	(3,095)	623
Financing activities	(12,434)	(14,207)	(13,647)
Total increase (decrease) in cash	$(2,235)	$(3,185)	$3,337
Operating Activities
Continuing Operations
Net cash provided by operating activities from continuing operations decreased $5.45 billion in 2024 compared to 2023, primarily due to a decrease in operating results partially offset by a favorable change in working capital of $105 million. Net cash provided by operating activities from continuing operations decreased $2.20 billion in 2023 compared to 2022, primarily due to a decrease in operating results partially offset by a favorable change in working capital of $2.19 billion. The above changes in working capital exclude changes in short-term debt.
For 2024, changes in working capital were a net $470 million source of cash, primarily due to the effect of decreases in energy commodity prices and volumes at the end of the year on working capital. Current receivables decreased primarily due to decreases in refined product and crude oil prices and crude oil volumes. Accounts payable increased primarily due to increased crude oil volumes and liability for a purchase of tax credits from a third party, partially offset by decreased crude oil prices. Inventories increased primarily due to increases in refined product and materials and supplies inventories, partially offset by a decrease in crude oil inventory. Additionally, working capital was favorably impacted by changes in income tax receivable and unfavorably impacted by changes in current liabilities and other current assets.
For 2023, changes in working capital were a net $365 million source of cash, primarily due to the effect of decreases in energy commodity prices and volumes at the end of the year on working capital. Current receivables decreased primarily due to decreases in crude oil volumes and prices. Accounts payable decreased primarily due to decreases in crude oil prices and volumes. Inventories increased primarily due to increases in refined product, crude oil and materials and supplies inventories. Additionally, working capital was favorably impacted by changes in income tax receivable and current liabilities and other current assets.
For 2022, changes in working capital were a net $1.82 billion use of cash, primarily due to the effect of increases in energy commodity prices and volumes at the end of the year on working capital. Current receivables increased primarily due to higher crude oil and refined product volumes and prices. Inventories increased primarily due to increases in crude oil, refined product and materials and supplies inventories. Accounts payable increased primarily due to increases in crude oil prices. Additionally, working capital was unfavorably impacted by changes in income tax receivable and favorably impacted by changes in current liabilities and other current assets.
Discontinued Operations
Net cash provided by operating activities from discontinued operations was $42 million in 2022 largely due to the settlement of working capital related to the Speedway sale, partially offset by the payment of state income tax liabilities.
Investing Activities
Net cash provided by investing activities was $1.53 billion in 2024 and $623 million in 2022, compared to net cash used in investing activities of $3.10 billion in 2023.
•In 2024, the change in net cash provided was primarily due to maturities and sales of short-term investments of $4.53 billion and $3.30 billion, respectively, partially offset by purchases of short-term investments of $2.95 billion. The cash provided by maturities and sales of short-term investments was primarily used to fund our return of capital initiatives.
•In 2023, the change in net cash used was primarily due to purchases of short-term investments of $8.62 billion, partially offset by maturities and sales of short-term investments of $5.05 billion and $2.08 billion, respectively. The cash provided by maturities and sales of short-term investments was primarily used to fund our return of capital initiatives announced as part of the Speedway sale.
•In 2022, the change in net cash provided was primarily due to maturities and sales of short-term investments of $7.16 billion and $1.30 billion, respectively, partially offset by purchases of short-term investments of $6.02 billion. The cash provided by maturities and sales of short-term investments was primarily used to fund our return of capital initiatives announced as part of the Speedway sale.
•Cash used for additions to property, plant and equipment was $2.53 billion in 2024, compared to $1.89 billion in 2023 and $2.42 billion in 2022. See the Capital Requirements section for additional information on our capital investment plan.
•Cash used for acquisitions was $688 million in 2024 largely due to acquisitions in our Midstream segment. Cash used for acquisitions was $246 million in 2023 due to MPLX’s acquisition of the remaining interest in a gathering and processing joint venture for approximately $270 million, offset by cash acquired of $24 million. Cash used for acquisitions was $413 million in 2022 primarily due to the purchase of Marathon Tanker Holdings LLC (formerly known as Crowley Ocean Partners LLC) and its four subsidiaries from Marathon Coastal Holdings LLC (formerly known as Crowley Coastal Partners LLC) for approximately $485 million, which included $196 million to pay off the debt associated with the four tankers.
•Cash used in net investments was $348 million in 2024 and $205 million in 2023, compared to cash provided by net investments of $110 million in 2022. In 2024, investments primarily included a return of capital of $134 million related to the Whistler Joint Venture more than offset by Midstream equity method investments, including a $92 million contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt due in 2024. In 2023, investments primarily included the Martinez Renewables joint venture and the acquisition of a 49.9 percent equity interest in LF Bioenergy for approximately $56 million, partially offset by cash received from the sale of MPC’s 25 percent interest in South Texas Gateway. Investments in 2022 include a $500 million cash distribution received from the Martinez Renewables joint venture at its formation, partially offset by increased contributions to equity method investments, which included the $60 million contribution to MPLX’s Bakken Pipeline joint venture to fund its share of a debt repayment by the joint venture.
•Cash provided by disposal of assets totaled $35 million, $36 million and $90 million in 2024, 2023 and 2022, respectively, primarily due to the sale of Corporate and Refining & Marketing assets in 2024 and the sale of Midstream assets in 2023 and 2022.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to total capital expenditures and investments follows for each of the last three years.

(Millions of dollars)	2024	2023	2022
Additions to property, plant and equipment per consolidated statements of cash flows	$2,533	$1,890	$2,420
Increase (decrease) in capital accruals	34	184	(37)
Total capital expenditures	2,567	2,074	2,383
Investments in equity method investees	509	480	405
Total capital expenditures and investments	$3,076	$2,554	$2,788
Financing Activities
Financing activities were a use of cash of $12.43 billion in 2024, $14.21 billion in 2023 and $13.65 billion in 2022.
•During 2024, MPLX issued $1.65 billion aggregate principal amount of 5.50 percent senior notes due June 2034 (the “2034 Senior Notes”) and used the proceeds to repay $1.15 billion aggregate principal amount of senior notes. MPC repaid $750 million aggregate principal amount of senior notes that matured September 2024.
•During 2023, MPLX issued $1.6 billion of senior notes and used the proceeds to redeem $1.0 billion of senior notes and all of its outstanding Series B preferred units for $600 million.
•During 2022, MPLX issued $2.5 billion of senior notes, redeemed $1.0 billion of senior notes and had net payments of $300 million under its revolving credit facility.
•Cash used in common stock repurchases totaled $9.19 billion in 2024, $11.57 billion in 2023 and $11.92 billion in 2022. See the “Capital Requirements” section for further discussion of our stock repurchases.
•Cash used in dividend payments totaled $1.15 billion in 2024, $1.26 billion in 2023 and $1.28 billion in 2022. Dividends per share were $3.39 in 2024, $3.08 in 2023 and $2.49 in 2022. The decreases in 2024 and 2023 are primarily due to share repurchases, partially offset by increases in per share dividends.
•Cash used in distributions to noncontrolling interests totaled $1.38 billion in 2024, $1.28 billion in 2023 and $1.21 billion in 2022 due to distributions to MPLX common and preferred public unitholders.
•Cash used in repurchases of noncontrolling interests totaled $326 million in 2024 and $491 million in 2022 due to MPLX’s repurchases of its common units. There were no repurchases of noncontrolling interests in 2023. See the “Capital Requirements” section for further discussion of MPLX’s unit repurchases.
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
Our liquidity, excluding MPLX, totaled $6.79 billion at December 31, 2024 consisting of:

	December 31, 2024
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	—	100
Total	$5,100	$—	$1	$5,099
Cash and cash equivalents and short-term investments(b)				1,691
Total liquidity				$6,790
(a)    The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.
(b)    Excludes $1.52 billion of MPLX cash and cash equivalents.
On February 10, 2025, MPC issued $2.0 billion aggregate principal amount of senior notes in an underwritten public offering consisting of $1.1 billion aggregate principal amount of 5.150 percent senior notes due March 2030 and $900 million aggregate principal amount of 5.700 percent senior notes due March 2035. We intend to use the net proceeds from this offering to repay, redeem or otherwise retire our outstanding $1.250 billion aggregate principal amount of 4.700 percent senior notes due May 2025 and for general corporate purposes.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At December 31, 2024, we had no borrowings outstanding under the commercial paper program.
MPC’s bank revolving credit facility and trade receivables facility contain representations and warranties, affirmative and negative covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of December 31, 2024, we were in compliance with such covenants and restrictions. See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of MPC’s revolving bank credit facility, trade receivables facility and related covenants and restrictions.
Our intention is to maintain an investment-grade credit profile. As of January 31, 2025, the credit ratings on our senior unsecured debt are as follows.

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
See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of our debt.
MPLX
MPLX’s liquidity totaled $5.02 billion at December 31, 2024 consisting of:

	December 31, 2024
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX bank revolving credit facility	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				1,519
Total liquidity				$5,019
On May 20, 2024, MPLX issued $1.65 billion aggregate principal amount of 5.50 percent senior notes due June 2034 (the “2034 Senior Notes”) in an underwritten public offering. On December 1, 2024, MPLX used $1,150 million of the net proceeds from the issuance of the 2034 Senior Notes to repay all of (i) MPLX's outstanding $1,149 million aggregate principal amount of 4.875 percent senior notes due December 2024 and (ii) MarkWest's outstanding $1 million aggregate principal amount of 4.875 percent senior notes due December 2024. On February 18, 2025, MPLX used the remaining net proceeds from the issuance of the 2034 Senior Notes to repay all of MPLX's outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025.
MPLX’s bank revolving credit facility contains representations and warranties, covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of December 31, 2024, we were in compliance with such covenants and restrictions. See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of MPLX’s bank revolving credit facility and related covenants and restrictions.
Our intention is to maintain an investment-grade credit profile for MPLX. As of January 31, 2025, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of MPLX’s debt.
Capital Requirements
Capital Spending
MPC’s capital investment outlook for 2025 totals approximately $1.25 billion for capital projects and investments, excluding capitalized interest, potential acquisitions, if any, and MPLX’s capital investment plan. MPC’s 2025 capital investment outlook includes all of the planned capital spending for Refining & Marketing, Renewable Diesel and Corporate as well as a portion of the planned capital investments for Midstream. The remainder of the planned capital spending for Midstream reflects the capital investment plan for MPLX. We continuously evaluate our capital plan and make changes as conditions warrant. The 2025 capital investment outlook for MPC and MPLX and capital expenditures and investments for each of the last three years are summarized by segment below.

(Millions of dollars)	2025 Outlook	2024	2023	2022
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$1,200	$1,445	$998	$1,275
Midstream - Other	—	7	2	8
Renewable Diesel	5	8	313	233
Corporate and Other(b)	45	63	83	108
Total MPC, excluding MPLX	$1,250	$1,523	$1,396	$1,624

Midstream - MPLX(c)	$2,000	$1,497	$1,103	$1,061
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $56 million, $55 million and $103 million for 2024, 2023 and 2022, respectively. The 2025 capital investment plan excludes capitalized interest.
(c)    The 2025 capital investment outlook for Midstream - MPLX excludes $242 million of capital expenditures, which is expected to be incurred primarily by MPC and other MPLX customers on MPLX’s behalf. This reimbursable capital will be included in the 2025 MPC Midstream capital expenditures.
Refining & Marketing
The Refining & Marketing segment’s forecasted 2025 capital spending and investments is approximately $1.20 billion. This amount includes approximately $100 million of value enhancing capital for multi-year low carbon initiatives. At our Los Angeles refinery, we are advancing improvements to enhance the competitiveness of the refinery by improving reliability and lowering costs. The improvements focus on integrating and modernizing utility systems and increasing energy efficiency, with the added benefit of addressing upcoming regulation mandating further reductions in emissions. The improvements are expected to be completed by the end of 2025. There is also $750 million of value enhancing capital, which includes a multi-year project to upgrade high sulfur distillate to ULSD and maximize distillate volume expansion at our Galveston Bay refinery, which is expected to be completed by the end of 2027, a project at our Robinson refinery to shift yields to higher value products including the flexibility to maximize jet production to meet growing demand, which is expected to be completed by the end of 2026, and other traditional projects that will enhance the yields of our refineries, improve energy efficiency, and lower our costs as well as investments in our branded marketing footprint. Maintenance capital is expected to be approximately $350 million, which is essential to maintain the safety, integrity and reliability of our assets.
Major capital projects completed over the last three years have focused on refinery optimization, production of higher value products, increased capacity to upgrade residual fuel oil and expanded export capacity. We also focused on projects such as the STAR project at our Galveston Bay refinery and projects expected to reduce future operating costs.
Midstream - MPLX
MPLX’s capital investment outlook totals approximately $2.0 billion, net of reimbursements and excluding capitalized interest and potential acquisitions, if any, and includes approximately $1.7 billion of growth capital and $300 million of maintenance capital. MPLX’s growth plans are focused on expanding its Permian to Gulf Coast integrated value chain, progressing long-haul pipeline value enhancing projects to support producer activity, and investing in new gas processing plants in the Marcellus and Permian. The remainder of its capital plan targets the expansion of crude gathering pipelines in the Permian and Bakken basins, and the debottlenecking of existing assets to meet customer demand.
Major capital projects over the last three years included investments for the development of natural gas and natural gas liquids infrastructure to support MPLX’s producer customers, primarily in the Marcellus, Utica and Permian regions and development of various crude oil and refined petroleum products infrastructure projects.
Renewable Diesel
The Renewable Diesel segment’s forecasted 2025 capital spending and investments is approximately $5 million. Major projects over the last three years included investments in the Martinez Renewables joint venture and the Green Bison Soy Processing joint venture.

Corporate and Other
The 2025 capital forecast includes approximately $45 million to support corporate and other activities. Major projects over the last three years included upgrades to information technology systems.
Share Repurchases
From January 1, 2012 through December 31, 2024, our board of directors approved $60.05 billion in total share repurchase authorizations and we have repurchased a total of $52.30 billion of our common stock. As of December 31, 2024, MPC had $7.75 billion remaining under its share repurchase authorizations, which reflects the repurchase of 203,173 common shares for $28 million that were transacted in the fourth quarter of 2024 and settled in the first quarter of 2025. The table below summarizes our total share repurchases for the last three years. See Item 8. Financial Statements and Supplementary Data – Note 9 for further discussion of the share repurchase plans.

(In millions of dollars, except per share data)	2024	2023	2022
Number of shares repurchased	53	89	131
Cash paid for shares repurchased	$9,077	$11,572	$11,922
Average cost per share	$171.68	$131.27	$91.20
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
MPLX Unit Repurchases
The table below summarizes MPLX’s total unit repurchases for the last three years.

(In millions of dollars, except per unit data)	2024	2023	2022
Number of common units repurchased	8	—	15
Cash paid for common units repurchased	$326	$—	$491
Average cost per unit	$43.04	$—	$31.96
As of December 31, 2024, MPLX had approximately $520 million remaining under its unit repurchase authorization. The repurchase authorization has no expiration date.
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
See Item 8. Financial Statements and Supplementary Data – Note 5 for further discussion of the MPLX unit repurchase program.
Material Cash Commitments
Contractual Obligations
We have purchase commitments primarily consisting of obligations to purchase and transport crude oil and feedstocks used in our refining operations. As of December 31, 2024, we had purchase obligations for crude oil, NGLs and renewable feedstocks of $17.18 billion, with $14.50 billion payable within 12 months, and crude oil transportation obligations of $7.98 billion, with $892 million payable within 12 months. These contracts include variable price arrangements. For purposes of this disclosure, we have estimated prices to be paid primarily based on futures curves for the commodities to the extent available. Our contractual obligations do not include our contractual obligations to MPLX under various fee-based commercial agreements as these transactions are eliminated in the consolidated financial statements.
At December 31, 2024, we had non-cancelable obligations to acquire property, plant and equipment of $260 million, which is all payable within 12 months.
At December 31, 2024, we had an aggregate principal amount of outstanding senior notes of $26.90 billion, with $2.95 billion payable within 12 months, and interest on the debt of $16.49 billion, with $1.17 billion payable within 12 months. See Item 8. Financial Statements and Supplementary Data – Note 19 for additional information on our debt. We intend to repay the short-term maturities with existing cash on hand and/or with the proceeds of new long-term debt, depending on, among other things, market conditions.

Our other contractual obligations primarily consist of pension and post-retirement obligations, finance and operating leases and environmental credits liabilities, for which additional information is included in Item 8. Financial Statements and Supplementary Data – Notes 24, 26 and 22, respectively.
Other Cash Commitments
On January 24, 2025, we announced our board of directors approved a $0.91 per share dividend, payable March 10, 2025 to shareholders of record at the close of business on February 19, 2025.
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
Our environmental expenditures, including non-regulatory expenditures, for each of the last three years were:

(Millions of dollars)	2024	2023	2022
Capital	$543	$236	$167
Compliance:(a)
Operating and maintenance	1,390	1,191	987
Remediation(b)	56	49	72
Total	$1,989	$1,476	$1,226
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
Our environmental capital expenditures accounted for 22 percent, 12 percent and 7 percent of capital expenditures for 2024, 2023 and 2022, respectively, excluding acquisitions. Our environmental capital expenditures are expected to be approximately $298 million, or 9 percent, of total planned capital expenditures in 2025. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.
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
The fair value accounting standards do not prescribe which valuation technique should be used when measuring fair value and do not prioritize among the techniques. These standards establish a fair value hierarchy that prioritizes the inputs used in applying the various valuation techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority. The three levels of the fair value hierarchy are as follows:
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
•Future operating performance. Our estimates of future operating performance are based on our analysis of various supply and demand factors, which include, among other things, industry-wide capacity, our planned utilization rate, end-user demand, capital expenditures and economic conditions, as well as commodity prices. Such estimates are consistent with those used in our planning and capital investment reviews.
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
At December 31, 2024, MPC had four reporting units with goodwill totaling approximately $8.24 billion. The majority of this balance is comprised of the Midstream reporting units, including $1.1 billion for the MPLX Crude Gathering reporting unit and $6.6 billion for the MPLX Transportation & Storage reporting unit. For the annual impairment assessment as of November 30, 2024, management performed only a qualitative assessment for three reporting units as we determined it was more likely than not that the fair value of the reporting units exceeded the carrying value. Significant assumptions used to estimate the reporting units’ fair value under a qualitative approach included estimates of future cash flows and market information for comparable assets. A quantitative assessment was performed for the MPLX Crude Gathering reporting unit, which resulted in the fair value of the reporting unit exceeding its carrying value by greater than 10 percent. The fair value of the reporting unit was determined based on applying both a discounted cash flow method (i.e., income approach) as well as a market approach. An increase of one percentage point to the discount rate used to estimate the fair value of the reporting unit would not have resulted in a goodwill impairment charge as of November 30, 2024. Significant assumptions that were used to estimate the Crude Gathering reporting unit’s fair values under the discounted cash flow method included management’s best estimates of the discount rate, as well as estimates of future cash flows, which are impacted primarily by producers’ development plans, which impact the reporting unit’s future volumes and capital requirements. If estimates for future cash flows were to decline, the overall reporting units’ fair values would decrease, resulting in potential goodwill impairment charges.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment tests will prove to be an accurate prediction of the future.
Equity Method Investment Impairment Assessment
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2024, we had $6.86 billion of investments in equity method investments recorded on our consolidated balance sheet.
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
Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 5.65 percent for our pension plans and 5.50 percent for our other postretirement benefit plans by 0.25 percent would increase pension obligations and other postretirement benefit plan obligations by $73 million and $16 million, respectively, and would increase defined benefit pension expense and other postretirement benefit plan expense by $10 million and less than $1 million, respectively.
The long-term asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 50 percent equity securities and 50 percent fixed income securities for the primary funded pension plan), past performance and other factors. Certain components of the asset mix are modeled with various assumptions regarding inflation and returns. In addition, our long-term asset rate of return assumption is compared to those of other companies and to historical returns for reasonableness. We used the 6.80 percent long-term rate of return to determine our 2024 defined benefit pension expense. After evaluating activity in the capital markets, along with the current and projected plan investments, we increased the asset rate of return for our primary plan to 7.10 percent effective for 2025. Decreasing the 7.10 percent asset rate of return assumption by 0.25 percentage points would increase our defined benefit pension expense by $5 million.
Compensation change assumptions are based on historical experience, anticipated future management actions and demographics of the benefit plans.
Health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.
We utilized the 2021 mortality tables from the U.S. Society of Actuaries.
Item 8. Financial Statements and Supplementary Data – Note 24 includes detailed information about the assumptions used to calculate the components of our annual defined benefit pension and other postretirement plan expense, as well as the obligations and accumulated other comprehensive loss reported on the year-end balance sheets.
ACCOUNTING STANDARDS NOT YET ADOPTED
Refer to Item 8. Financial Statements and Supplementary Data – Note 3 to our audited consolidated financial statements for recently issued financial accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
GENERAL
We are exposed to market risks related to the volatility of crude oil and refined petroleum products, ethanol, renewable feedstock, renewable products, NGLs, and natural gas prices. We employ various strategies, including the use of commodity derivative instruments, to hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates and foreign currency exchange rates. As of December 31, 2024, we did not have any financial derivative instruments to hedge the risks related to interest rate or foreign currency exchange rate fluctuations; however, we have used them in the past, and we continually monitor the market and our exposure and may enter into these agreements again in the future. We are at risk for changes in fair value of all of our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.
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
We use derivative instruments related to the acquisition of crude oil and ethanol blended with refined petroleum products to hedge price risk associated with market volatility between the time we purchase the product and when we use it in the refinery production process or it is blended. In addition, we may use commodity derivative instruments on fixed price contracts for the sale of refined products to hedge risk by converting the refined product sales to market-based prices. The majority of these derivatives are exchange-traded contracts, but we may also enter into over-the-counter swaps, options and over-the-counter options. We closely monitor and hedge our exposure to market risk on a daily basis in accordance with policies approved by our board of directors. Our positions are monitored daily by a risk control group to ensure compliance with our stated risk management policy.

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
Renewable Diesel
MPC is exposed to commodity price risk related to the acquisition of renewable feedstocks and the sale of renewable diesel. To manage these risks, we employ hedging strategies in accordance with our objectives and company policies. We are subject to price volatility mainly in agricultural commodities markets in relation to renewable feedstock used in the production of renewable diesel. To mitigate this risk, we use futures contracts traded on commodity exchanges as hedging instruments. We are also exposed to market volatility between the time the renewable product is produced and when it is sold. We employ hedging strategies with exchange traded instruments in commodity markets to minimize the impact of price volatility during this time.
While these hedging activities are intended to reduce price volatility, they do not completely eliminate commodity price risk. We continually monitor commodity price exposures and adjust our hedging as necessary to align with market conditions, regulatory requirements, internal price risk management policies, and overall business objectives.
Open Derivative Positions and Sensitivity Analysis
The following table includes the composition of net losses/gains on our commodity derivative positions for the years ended December 31, 2024 and 2023, respectively.

(Millions of dollars)	2024	2023
Realized gain (loss) on settled derivative positions	$(94)	$8
Unrealized gain (loss) on open net derivative positions	3	(14)
Net loss	$(91)	$(6)
See Item 8. Financial Statements and Supplementary Data – Note 18 for additional information on our open derivative positions at December 31, 2024.
Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of December 31, 2024 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of December 31, 2024
Crude	$22	$54	$(22)	$(54)
Refined products	(29)	(72)	29	72
Blending products	(2)	(5)	2	5
Soybean oil	(8)	(19)	8	19
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after December 31, 2024 would cause future IFO effects to differ from those presented above.
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
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of December 31, 2024 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and, in addition to short-term investments which are recorded at fair value, are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value(a)	Change in Fair Value(b)	Change in Net Income for the Year ended December 31, 2024(c)
Long-term debt
Fixed-rate	$25,133	$1,885	n/a
Variable-rate	$—	$—	$—
(a)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)    Assumes a 100-basis point decrease in the weighted average yield-to-maturity at December 31, 2024.
(c)    Assumes a 100-basis-point change in interest rates. The change in net income was based on the weighted average balance of debt outstanding for the year ended December 31, 2024.
See Item 8. Financial Statements and Supplementary Data – Note 17 for additional information on the fair value of our debt.
Foreign Currency Exchange Rate Risk
We are exposed to exchange rate fluctuations related to our foreign operations in Canada and Mexico. We did not use derivatives to hedge our market risk exposure to these foreign exchange rate fluctuations in 2024.
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

/s/ Maryann T. Mannen	/s/ John J. Quaid	/s/ Erin M. Brzezinski
Maryann T. Mannen President and Chief Executive Officer	John J. Quaid Executive Vice President and Chief Financial Officer	Erin M. Brzezinski Vice President and Controller

Management’s Report on Internal Control over Financial Reporting
MPC’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPC’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of MPC’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Maryann T. Mannen	/s/ John J. Quaid
Maryann T. Mannen President and Chief Executive Officer	John J. Quaid Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Marathon Petroleum Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Marathon Petroleum Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Goodwill Impairment Test - Crude Gathering Reporting Unit
As described in Note 16 to the consolidated financial statements and as disclosed by management, the Company’s consolidated goodwill balance was $8.2 billion as of December 31, 2024, which includes, within the Midstream segment, the goodwill associated with MPLX’s Crude Gathering reporting unit of $1.1 billion. Management annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. The fair value of the MPLX Crude Gathering reporting unit was determined based on applying both a discounted cash flow method (i.e. income approach) as well as a market approach. Significant assumptions that were used to estimate the reporting unit’s fair value under the discounted cash flow method included management’s best estimates of the discount rate, as well as estimates of future cash flows, which are impacted primarily by producer development plans, which impact the reporting unit’s future volumes and capital requirements.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the determination of the fair value of the Crude Gathering reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the reporting unit; (ii) evaluating the appropriateness of the income and market approaches used; (iii) testing the completeness and accuracy of underlying data used by management in the approaches; and (iv) evaluating the reasonableness of the significant assumption related to future volumes. Evaluating the assumption related to future volumes involved (i) considering whether the assumption used was reasonable considering past performance of the reporting unit, producers’ historical and future production volumes, and industry outlook reports; and (ii) considering whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
February 27, 2025

We have served as the Company’s auditor since 2010.

Marathon Petroleum Corporation
Consolidated Statements of Income

(In millions, except per share data)	2024	2023	2022
Revenues and other income:
Sales and other operating revenues	$138,864	$148,379	$177,453
Income from equity method investments	1,048	742	655
Net gain on disposal of assets	28	217	1,061
Other income	472	969	783
Total revenues and other income	140,412	150,307	179,952

Costs and expenses:
Cost of revenues (excludes items below)	126,240	128,566	151,671
Depreciation and amortization	3,337	3,307	3,215
Selling, general and administrative expenses	3,221	3,039	2,772
Other taxes	818	881	825
Total costs and expenses	133,616	135,793	158,483

Income from continuing operations	6,796	14,514	21,469
Net interest and other financial costs	839	525	1,000
Income from continuing operations before income taxes	5,957	13,989	20,469
Provision for income taxes on continuing operations	890	2,817	4,491
Income from continuing operations, net of tax	5,067	11,172	15,978
Income from discontinued operations, net of tax	—	—	72
Net income	5,067	11,172	16,050
Less net income attributable to:
Redeemable noncontrolling interest	27	94	88
Noncontrolling interests	1,595	1,397	1,446
Net income attributable to MPC	$3,445	$9,681	$14,516

Per share data (See Note 8)
Basic:
Continuing operations	$10.11	$23.73	$28.17
Discontinued operations	—	—	0.14
Net income per share	$10.11	$23.73	$28.31

Weighted average shares outstanding	340	407	512

Diluted:
Continuing operations	$10.08	$23.63	$27.98
Discontinued operations	—	—	0.14
Net income per share	$10.08	$23.63	$28.12

Weighted average shares outstanding	341	409	516
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income

(Millions of dollars)	2024	2023	2022
Net income	$5,067	$11,172	$16,050
Defined benefit plans:
Actuarial changes, net of tax of $20, $(24) and $36, respectively	60	(85)	122
Prior service, net of tax of $(14), $(18) and $(15), respectively	(41)	(49)	(52)
Other, net of tax of $1, $— and $—, respectively	(2)	1	(1)
Other comprehensive income (loss)	17	(133)	69
Comprehensive income	5,084	11,039	16,119
Less comprehensive income attributable to:
Redeemable noncontrolling interest	27	94	88
Noncontrolling interests	1,595	1,397	1,446
Comprehensive income attributable to MPC	$3,462	$9,548	$14,585
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets

	December 31,
(Millions of dollars, except share data)	2024	2023
Assets
Cash and cash equivalents	$3,210	$5,443
Short-term investments	—	4,781
Receivables, less allowance for doubtful accounts of $73 and $44, respectively	11,145	12,187
Inventories	9,568	9,317
Other current assets	524	403
Total current assets	24,447	32,131
Equity method investments	6,857	6,260
Property, plant and equipment, net	35,028	35,112
Goodwill	8,244	8,244
Right of use assets	1,300	1,233
Other noncurrent assets	2,982	3,007
Total assets	$78,858	$85,987

Liabilities
Accounts payable	$13,906	$13,761
Payroll and benefits payable	1,096	1,115
Accrued taxes	1,204	1,221
Debt due within one year	3,049	1,954
Operating lease liabilities	417	454
Other current liabilities	1,155	1,645
Total current liabilities	20,827	20,150
Long-term debt	24,432	25,329
Deferred income taxes	5,771	5,834
Defined benefit postretirement plan obligations	1,157	1,102
Long-term operating lease liabilities	860	764
Deferred credits and other liabilities	1,305	1,409
Total liabilities	54,352	54,588

Commitments and contingencies (see Note 27)
Redeemable noncontrolling interest	203	895

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 994 million and 993 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 678 million and 625 million shares	(52,623)	(43,502)
Additional paid-in capital	33,624	33,465
Retained earnings	36,848	34,562
Accumulated other comprehensive loss	(114)	(131)
Total MPC stockholders’ equity	17,745	24,404
Noncontrolling interests	6,558	6,100
Total equity	24,303	30,504
Total liabilities, redeemable noncontrolling interest and equity	$78,858	$85,987
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows

(Millions of dollars)	2024	2023	2022
Operating activities:
Net income	$5,067	$11,172	$16,050
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and debt discount	(31)	(78)	50
Depreciation and amortization	3,337	3,307	3,215
Pension and other postretirement benefits, net	59	(191)	172
Deferred income taxes	(124)	(28)	290
Net gain on disposal of assets	(28)	(217)	(1,061)
Income from equity method investments	(1,048)	(742)	(655)
Distributions from equity method investments	1,215	941	772
Income from discontinued operations	—	—	(72)
Changes in the fair value of derivative instruments	71	70	(147)
Changes in:
Current receivables	1,117	2,109	(2,858)
Inventories	(270)	(489)	(787)
Current liabilities and other current assets	(438)	(1,318)	1,972
Right of use assets and operating lease liabilities, net	(10)	(7)	—
All other, net	(252)	(412)	(622)
Cash provided by operating activities - continuing operations	8,665	14,117	16,319
Cash provided by operating activities - discontinued operations	—	—	42
Net cash provided by operating activities	8,665	14,117	16,361

Investing activities:
Additions to property, plant and equipment	(2,533)	(1,890)	(2,420)
Acquisitions, net of cash acquired	(688)	(246)	(413)
Disposal of assets	35	36	90
Investments – acquisitions and contributions	(509)	(480)	(405)
– redemptions, repayments, return of capital and sales proceeds	161	275	515
Purchases of short-term investments	(2,949)	(8,622)	(6,023)
Sales of short-term investments	3,295	2,082	1,296
Maturities of short-term investments	4,526	5,048	7,159
All other, net	196	702	824
Net cash provided by (used in) investing activities	1,534	(3,095)	623

Financing activities:
Long-term debt – borrowings	1,631	1,589	3,379
– repayments	(1,984)	(1,079)	(2,280)
Debt issuance costs	(15)	(15)	(39)
Issuance of common stock	25	62	243
Common stock repurchased	(9,189)	(11,572)	(11,922)
Dividends paid	(1,154)	(1,261)	(1,279)
Distributions to noncontrolling interests	(1,377)	(1,281)	(1,214)
Repurchases of noncontrolling interests	(326)	—	(491)

(Millions of dollars)	2024	2023	2022
Redemption of noncontrolling interests - preferred units	—	(600)	—
All other, net	(45)	(50)	(44)
Net cash used in financing activities	(12,434)	(14,207)	(13,647)

Net change in cash, cash equivalents and restricted cash	$(2,235)	$(3,185)	$3,337
Cash, cash equivalents and restricted cash at beginning of period(a)	5,446	8,631	5,294
Cash, cash equivalents and restricted cash at end of period(a)	$3,211	$5,446	$8,631
(a)    Restricted cash is included in other current assets on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	984	$10	(405)	$(19,904)	$33,262	$12,905	$(67)	$6,410	$32,616	$965
Net income	—	—	—	—	—	14,516	—	1,446	15,962	88
Dividends declared on common stock ($2.49 per share)	—	—	—	—	—	(1,279)	—	—	(1,279)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,129)	(1,129)	(85)
Other comprehensive income	—	—	—	—	—	—	69	—	69	—
Shares repurchased	—	—	(131)	(11,933)	—	—	—	—	(11,933)	—
Share-based compensation	6	—	—	(4)	260	—	—	4	260	—
Equity transactions of MPLX	—	—	—	—	(120)	—	—	(327)	(447)	—
Balance as of December 31, 2022	990	$10	(536)	$(31,841)	$33,402	$26,142	$2	$6,404	$34,119	$968
Net income	—	—	—	—	—	9,681	—	1,397	11,078	94
Dividends declared on common stock ($3.075 per share)	—	—	—	—	—	(1,261)	—	—	(1,261)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,187)	(1,187)	(94)
Other comprehensive loss	—	—	—	—	—	—	(133)	—	(133)	—
Shares repurchased	—	—	(89)	(11,661)	—	—	—	—	(11,661)	—
Share-based compensation	3	—	—	—	67	2	—	6	75	—
Equity transactions of MPLX	—	—	—	—	(4)	(2)	—	(520)	(526)	(73)
Balance as of December 31, 2023	993	$10	(625)	$(43,502)	$33,465	$34,562	$(131)	$6,100	$30,504	$895
Net income	—	—	—	—	—	3,445	—	1,595	5,040	27
Dividends declared on common stock ($3.385 per share)	—	—	—	—	—	(1,154)	—	—	(1,154)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,333)	(1,333)	(44)
Other comprehensive income	—	—	—	—	—	—	17	—	17	—
Shares repurchased	—	—	(53)	(9,121)	—	—	—	—	(9,121)	—
Share-based compensation	1	—	—	—	55	(5)	—	7	57	—
Equity transactions of MPLX	—	—	—	—	104	—	—	189	293	(675)
Balance as of December 31, 2024	994	$10	(678)	$(52,623)	$33,624	$36,848	$(114)	$6,558	$24,303	$203
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of the Business and Basis of Presentation
Description of the Business
We are a leading, integrated, downstream energy company headquartered in Findlay, Ohio. We operate one of the nation's largest refining systems. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market and to independent entrepreneurs who operate branded outlets. We also sell transportation fuel to consumers through direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We own the general partner and a majority limited partner interest in MPLX. In addition, we produce and market renewable diesel in the United States.
On May 14, 2021, we completed the sale of Speedway, our company-owned and operated retail transportation fuel and convenience store business, to 7-Eleven, Inc. (“7-Eleven”). The transaction provided for adjustments to working capital and miscellaneous items, which were finalized with 7-Eleven in the fourth quarter of 2022. These adjustments are reported separately as discontinued operations, net of tax, in our consolidated statements of income and within our consolidated statements of cash flow.
Refer to Notes 5 and 10 for additional information about our operations.
Basis of Presentation
All significant intercompany transactions and accounts have been eliminated.
Certain prior period financial statement amounts have been reclassified to conform to current period presentation.
In the fourth quarter of 2024, we established a Renewable Diesel segment, which includes renewable diesel activities and assets historically reported in the Refining & Marketing segment. Prior period segment information has been recast for comparability. See Notes 10, 14, 15 and 20 for additional information and for prior period recast information.
2. Summary of Principal Accounting Policies
Principles Applied in Consolidation
These consolidated financial statements include the accounts of our majority-owned, controlled subsidiaries and MPLX. As of December 31, 2024, we owned the general partner and approximately 64 percent of the outstanding MPLX common units. Due to our ownership of the general partner interest, we have determined that we control MPLX and therefore we consolidate MPLX and record a noncontrolling interest for the interest owned by the public. Changes in ownership interest in consolidated subsidiaries that do not result in a change in control are recorded as equity transactions.
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

Our revenue recognition patterns are described below by reportable segment:
•Refining & Marketing and Renewable Diesel - The vast majority of our Refining & Marketing and Renewable Diesel contracts contain pricing that is based on the market price for the product at the time of delivery. Our obligations to deliver product volumes are typically satisfied and revenue is recognized when control of the product transfers to our customers. Concurrent with the transfer of control, we typically receive the right to payment for the delivered product, the customer accepts the product and the customer has significant risks and rewards of ownership of the product. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with original maturities of three months or less.
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
Right of use asset and lease liability balances are recorded at the commencement date at present value of the fixed lease payments using a secured incremental borrowing rate with a maturity similar to the lease term because our leases do not provide implicit rates. We have elected to include both lease and non-lease components in the present value of the lease payments for all lessee asset classes with the exception of our marine and third-party contractor service equipment leases. The lease component of the payment for the marine and equipment asset classes is determined using a relative standalone selling price. See Note 26 for additional disclosures about our lease contracts.

As a lessor under ASU No. 2016-02, Leases (“ASC 842”), MPLX may be required to reclassify existing operating leases to sales-type leases upon modification and related reassessment of the leases. See Note 26 for further information regarding our ongoing evaluation of the impacts of lease reassessments as modifications occur. The net investment in sales-type leases is recorded within receivables, net and other noncurrent assets on the consolidated balance sheets. These amounts are comprised of the present value of the sum of the future minimum lease payments representing the value of the lease receivable and the unguaranteed residual value of the lease assets. Management assesses the net investment in sales-type leases for recoverability quarterly.
Inventories
Inventories are carried at the lower of cost or market value. Cost of inventories is determined primarily under the LIFO method. Costs for crude oil and other feedstocks and refined product inventories are aggregated on a consolidated basis for purposes of assessing if the LIFO cost basis of these inventories may have to be written down to market value.
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
Environmental Costs
Environmental expenditures for additional equipment that mitigates or prevents future contamination or improves environmental safety or efficiency of the existing assets are capitalized. We recognize remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. The timing of remediation accruals coincides with the completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted when the estimated amounts are reasonably fixed and determinable. If recoveries of remediation costs from third parties are probable, a receivable is recorded and is discounted when the estimated amount is reasonably fixed and determinable.
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
Environmental Credits and Obligations
In order to comply with certain regulations, specifically the RFS2 requirements implemented by EPA and the cap-and-trade emission reduction program and low carbon fuel standard implemented by state programs, we are required to reduce our emissions, blend certain levels of biofuels or obtain allowances or credits to offset the obligations created by our operations. In regard to each program, we record an asset, included in other current assets or other noncurrent assets on the consolidated balance sheets, for allowances or credits owned in excess of our anticipated current period compliance requirements. The asset value is based on the product of the excess allowances or credits as of the balance sheet date, if any, and the weighted average cost of those allowances or credits. We record a liability, included in other current liabilities or deferred credits and other liabilities on the consolidated balance sheets, when we are deficient allowances or credits based on the product of the deficient amount as of the balance sheet date, if any, and either the fixed contract price or the market price of the allowances or credits at the balance sheet date. The cost of allowances or credits used for compliance is reflected in cost of revenues on the consolidated statements of income. Any gains or losses on the sale or expiration of allowances or credits are classified as other income on the consolidated statements of income. Proceeds from the sale of allowances or credits are reported in investing activities - all other, net on the consolidated statements of cash flows.

3. Accounting Standards and Disclosure Rules
Recently Adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The FASB issued this ASU to update reportable segment disclosure requirements primarily by requiring enhanced disclosures about significant segment expenses. During the fourth quarter of 2024, we applied the amendments in this ASU retrospectively to all periods presented in the financial statements. The enhanced disclosures for significant segment expenses are presented in Note 10 - Segment Information.
ASU 2023-01, Leases (Topic 842): Common Control Arrangements
The FASB issued this ASU to amend certain provisions of ASC 842 that apply to arrangements between related parties under common control. The ASU amends the accounting for the amortization period of leasehold improvements in common-control leases for all entities and requires certain disclosures when the lease term is shorter than the useful life of the asset. During the first quarter of 2024, we adopted this ASU and it did not have a material impact on our financial statements or disclosures.
Not Yet Adopted
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued an ASU to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their annual reports. As part of the disclosures, material impacts from severe weather events and other natural conditions will be required in the audited financial statements. In April 2024, the SEC voluntarily stayed the rules pending judicial review. Pending the results of the judicial review, the disclosure requirements are effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. We are evaluating the impact these rules, if effective, will have on our disclosures and monitoring the status of the judicial review.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued an ASU to update income tax disclosure requirements to provide consistent categories and greater disaggregation of information in the rate reconciliation and to disaggregate income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. This standard will result in additional disclosure.

4. Short-Term Investments
Investments Components
Investments as of December 31, 2024 had maturity dates of less than 90 days and therefore, are included in cash and cash equivalents. Below reflects the components of investments at December 31, 2023.

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
Our investment policy includes concentration limits and credit rating requirements, which limits our investments to high quality, short term and highly liquid securities.
Realized gains/losses were not material.

5. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of December 31, 2024, we owned approximately 64 percent of the outstanding MPLX common units compared to 65 percent as of December 31, 2023. Our ownership was impacted by changes in the redeemable non-controlling interest and unit repurchases.
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
Total unit repurchases were as follows for the respective periods:

(In millions, except per unit data)	2024	2023	2022
Number of common units repurchased	8	—	15
Cash paid for common units repurchased	$326	$—	$491
Average cost per unit	$43.04	$—	$31.96
As of December 31, 2024, MPLX had approximately $520 million remaining under its unit repurchase authorization.
Preferred Units Outstanding
The Series A preferred units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event, which is outside MPLX’s control. Therefore, they are presented as temporary equity in the mezzanine section of our consolidated balance sheets.
During the years ended December 31, 2024 and December 31, 2023, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into 21 million common units and 2 million common units, respectively. Approximately 6 million Series A preferred units were outstanding as of December 31, 2024. On February 11, 2025, MPLX exercised its right to convert the remaining outstanding Series A preferred units into common units.
For a summary of changes in the redeemable preferred balance, see the accompanying consolidated statements of equity and redeemable noncontrollable interest.

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
Agreements
We have various long-term, fee-based commercial agreements with MPLX. Under these agreements, MPLX provides transportation, storage, distribution and marketing services to us. With certain exceptions, these agreements generally contain minimum volume commitments. These transactions are eliminated in consolidation but are reflected as intersegment transactions between our Refining & Marketing, Renewable Diesel and Midstream segments. We also have agreements with MPLX that establish fees for operational and management services provided between us and MPLX and for executive management services and certain general and administrative services provided by us to MPLX. These transactions are eliminated in consolidation but are reflected as intersegment transactions between corporate and our Midstream segment.
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interest in MPLX were as follows:

(Millions of dollars)	2024	2023	2022
Increase (decrease) due to change in ownership	$159	$(4)	$(164)
Tax impact	(55)	—	44
Increase (decrease) in MPC's additional paid-in capital, net of tax	$104	$(4)	$(120)

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
The creditors of MPLX do not have recourse to MPC’s general credit or assets through guarantees or other financial arrangements, except as otherwise noted. MPC has effectively guaranteed certain indebtedness of LOOP LLC (“LOOP”) and LOCAP LLC (“LOCAP”), in which MPLX holds an interest. See Note 27 for more information. The assets of MPLX can only be used to settle its own obligations and any rights of MPC’s creditors to participate in the assets of MPLX are subject to prior claims of MPLX’s creditors.
The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,519	$1,048
Receivables, less allowance for doubtful accounts	731	836
Inventories	180	159
Other current assets	29	33
Equity method investments	4,531	3,743
Property, plant and equipment, net	19,154	19,264
Goodwill	7,645	7,645
Right of use assets	273	264
Other noncurrent assets	1,513	1,644

(Millions of dollars)	December 31, 2024	December 31, 2023
Liabilities
Accounts payable	$719	$723
Accrued taxes	82	79
Debt due within one year	1,693	1,135
Operating lease liabilities	45	45
Other current liabilities	370	336
Long-term debt	19,255	19,296
Deferred income taxes	18	16
Long-term operating lease liabilities	217	211
Deferred credits and other liabilities	445	476
Non-Consolidated VIEs
Martinez Renewables LLC
On September 21, 2022, MPC closed on the formation of the Martinez Renewables LLC joint venture. We determined that Martinez Renewables LLC is a VIE because, upon formation, the entity did not have sufficient equity to operate without additional financial support from its owners. We are not the primary beneficiary of this VIE because we do not have the ability to control the activities that significantly influence the economic outcomes of the entity and, therefore, do not consolidate the entity.
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
We account for our ownership interest in each of these investments as an equity method investment. See Note 14 for ownership percentages and investment balances.

7. Related Party Transactions
Transactions with related parties were as follows:

(Millions of dollars)	2024	2023	2022
Sales to related parties	$1,053	$915	$144
Purchases from related parties	2,437	1,818	1,175
Sales to related parties, which are included in sales and other operating revenues, consist primarily of refined product sales and renewable feedstock sales to certain of our equity affiliates.
Purchases from related parties are included in cost of revenues. We obtain utilities, transportation services and purchase ethanol and renewable diesel from certain of our equity affiliates.

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

(In millions, except per share data)	2024	2023	2022
Income from continuing operations, net of tax	$5,067	$11,172	$15,978
Net income attributable to noncontrolling interest	(1,622)	(1,491)	(1,534)
Net income allocated to participating securities	(3)	(7)	(8)
Redemption of preferred units	—	(2)	—
Income from continuing operations available to common stockholders	3,442	9,672	14,436
Income from discontinued operations, net of tax	—	—	72
Income available to common stockholders	$3,442	$9,672	$14,508

Weighted average common shares outstanding:
Basic	340	407	512
Effect of dilutive securities	1	2	4
Diluted	341	409	516

Income available to common stockholders per share:
Basic:
Continuing operations	$10.11	$23.73	$28.17
Discontinued operations	—	—	0.14
Net income per share	$10.11	$23.73	$28.31

Diluted:
Continuing operations	$10.08	$23.63	$27.98
Discontinued operations	—	—	0.14
Net income per share	$10.08	$23.63	$28.12
Potential common shares which were anti-dilutive and, therefore, omitted from the diluted share calculation, were immaterial for all periods.

9. Equity
On November 5, 2024, MPC announced that our board of directors approved a $5.0 billion share repurchase authorization in addition to the $5.0 billion share repurchase authorization announced on April 30, 2024. Share repurchase authorizations since 2012 totaled $60.05 billion. As of December 31, 2024, $7.75 billion remained available for repurchase under the share repurchase authorizations. These share repurchase authorizations have no expiration date.
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
Total share repurchases were as follows for the respective periods:

(In millions, except per share data)	2024	2023	2022
Number of shares repurchased	53	89	131
Cash paid for shares repurchased(a)	$9,077	$11,572	$11,922
Average cost per share(b)	$171.68	$131.27	$91.20
(a)    2024 excludes $112 million paid for excise tax on 2023 share purchases.
(b)    The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but the excise tax does not reduce the remaining share repurchase authorization.
The number of shares repurchased shown above and the amount remaining available under the share repurchase authorizations reflect the repurchase of 203,173 common shares for $28 million that were transacted in the fourth quarter of 2024 and settled in the first quarter of 2025.

10. Segment Information
In the fourth quarter of 2024, we changed the internal financial information regularly provided to our chief operating decision maker (“CODM”) to evaluate the performance of and allocate resources to our reportable segments. We established a Renewable Diesel segment, which includes renewable diesel activities historically reported in the Refining & Marketing segment. This change in reportable segments will enhance comparability of MPC’s reporting with direct peers who report both a refining and renewable diesel segment.
All prior periods have been recast for comparability.
We have three reportable segments: Refining & Marketing, Midstream and Renewable Diesel. Each of these segments is organized and managed based upon the nature of the products and services it offers.
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
•Renewable Diesel - processes renewable feedstocks into renewable diesel, markets renewable diesel and distributes renewable products through our Midstream segment and third parties. We sell renewable diesel to wholesale marketing customers, to buyers on the spot market and through long-term supply contracts with direct dealers who operate locations mainly under the ARCO® brand.
Our CODM evaluates the performance of our segments using segment adjusted EBITDA. Our CODM is our chief executive officer. The CODM uses adjusted EBITDA by segment results when making decisions about allocating capital and personnel as part of the annual business plan process and ongoing monitoring of performance. Amounts included in income from continuing operations before income taxes and excluded from adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) turnaround expenses; and (iv) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures.

(Millions of dollars)	2024	2023	2022
Segment adjusted EBITDA for reportable segments
Refining & Marketing	5,703	$13,705	$19,259
Midstream	6,544	6,171	5,772
Renewable Diesel	(150)	(64)	3
Total reportable segments	$12,097	$19,812	$25,034

(Millions of dollars)	2024	2023	2022
Reconciliation of segment adjusted EBITDA for reportable segments to income from continuing operations before income taxes
Total reportable segments	$12,097	$19,812	$25,034
Corporate	(774)	(737)	(698)
Refining & Renewable Diesel planned turnaround costs	(1,404)	(1,201)	(1,122)
Renewable Diesel JV planned turnaround costs(a)	(9)	(25)	—
Garyville incident response costs	—	(16)	—
LIFO inventory (charge) credit	161	(145)	148
Gain on sale of assets(b)	151	198	1,058
Renewable volume obligation requirements(c)	—	—	238
Litigation	—	—	27
Depreciation and amortization	(3,337)	(3,307)	(3,215)
Renewable Diesel JV depreciation and amortization(a)	(89)	(65)	(1)
Net interest and other financial costs	(839)	(525)	(1,000)
Income from continuing operations before income taxes	$5,957	$13,989	$20,469
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
(b)    2024 includes the gain from the Whistler Joint Venture Transaction (as defined in Note 14). 2023 includes the gain associated with the remeasurement of MPLX’s existing equity investment in MarkWest Torñado GP, L.L.C., arising from the acquisition of the remaining 40 percent interest and the gain on the sale of our interest in South Texas Gateway Terminal LLC. 2022 includes the $549 million gain related to the contribution of assets by MPC on the formation of the Martinez Renewables LLC joint venture and the $509 million gain on lease reclassification. See Notes 14 and 26 for additional information.
(c)    Represents retroactive changes in renewable volume obligation requirements published by EPA in June 2022 for the 2020 and 2021 annual obligations.

(Millions of dollars)	2024	2023	2022
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$131,588	$141,835	$171,461
Intersegment revenues	175	139	135
Refining & Marketing segment revenues	131,763	141,974	171,596
Midstream
Revenues from external customers(a)	5,197	4,911	5,366
Intersegment revenues	5,797	5,597	5,224
Midstream segment revenues	10,994	10,508	10,590
Renewable Diesel
Revenues from external customers(a)	2,079	1,633	626
Intersegment revenues	25	31	126
Renewable Diesel segment revenues	2,104	1,664	752

Total segment revenues	144,861	154,146	182,938
Less: intersegment revenues	5,997	5,767	5,485
Consolidated sales and other operating revenues	$138,864	$148,379	$177,453
(a)    Includes sales to related parties. See Note 7 for additional information.

(Millions of dollars)	2024	2023	2022
Income from equity method investments
Refining & Marketing	$57	$66	$51
Midstream	770	735	624
Renewable Diesel	70	(59)	(20)
Total segment income from equity method investments	897	742	655
Corporate(a)	151	—	—
Consolidated income from equity method investments	$1,048	$742	$655
(a)    Represents the gain from the Whistler Joint Venture Transaction. See Note 14 for additional information.

(Millions of dollars)	2024	2023	2022
Segment expenses
Refining & Marketing
Cost of purchases	$112,938	$115,973	$139,660
Refining operating costs	5,712	5,625	5,726
Distribution costs	5,857	5,645	5,211
Other segment items(a)	1,610	1,092	1,791
Refining & Marketing segment expenses	$126,117	$128,335	$152,388

Midstream
Other segment items(b)	5,220	5,072	5,442
Midstream segment expenses	$5,220	$5,072	$5,442

Renewable Diesel
Operating costs	269	242	106
Distribution costs	95	82	61
Other segment items(c)	1,960	1,345	562
Renewable Diesel segment expenses	$2,324	$1,669	$729
(a)    Other segment items for the Refining & Marketing segment include costs that are reimbursed by customers through commercial arrangements, as well as LIFO inventory adjustments.
(b)    Other segment items for the Midstream segment include operating expenses and purchased product costs. For purposes of managing Midstream segment of MPC, the CODM is only provided consolidated Midstream expense information.
(c)    Other segment items for the Renewable Diesel segment includes purchased product costs.

(Millions of dollars)	2024	2023	2022
Depreciation and amortization
Refining & Marketing	$1,767	$1,822	$1,783
Midstream	1,405	1,320	1,310
Renewable Diesel(a)	75	65	67
Total segment depreciation and amortization	3,247	3,207	3,160
Corporate	90	100	55
Consolidated depreciation and amortization	$3,337	$3,307	$3,215
(a)    Excludes our pro-rata share of Renewable Diesel JV depreciation and amortization of $89 million, $65 million and $1 million in 2024, 2023 and 2022, respectively, which was adjusted for purposes of arriving at Renewable Diesel segment adjusted EBITDA.

(Millions of dollars)	2024	2023	2022
Capital expenditures
Refining & Marketing	$1,445	$998	$1,275
Midstream	1,504	1,105	1,069
Renewable Diesel	8	313	233
Total segment capital expenditures and investments	2,957	2,416	2,577
Less investments in equity method investees	509	480	405
Plus:
Corporate	63	83	108
Capitalized interest	56	55	103
Consolidated capital expenditures(a)	$2,567	$2,074	$2,383
(a)    Includes changes in capital expenditure accruals. See Note 21 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.
No single customer accounted for more than 10 percent of annual revenues for the years ended December 31, 2024 and December 31, 2023. Sales to Speedway/7-Eleven from the Refining & Marketing segment represented 10 percent of our total annual revenues for the year ended December 31, 2022. See Note 20 for the disaggregation of our revenue by segment and product line.
We do not have significant operations in foreign countries. Therefore, revenues in foreign countries and long-lived assets located in foreign countries, including property, plant and equipment and investments, are not material to our operations.

11. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

(Millions of dollars)	2024	2023	2022
Interest income	$(376)	$(530)	$(191)
Interest expense	1,365	1,325	1,299
Interest capitalized	(57)	(60)	(104)
Pension and other postretirement non-service costs(a)	(38)	(89)	3
Loss on extinguishment of debt	—	9	2
Investments - net premium (discount) amortization	(91)	(142)	(30)
Other financial costs	36	12	21
Net interest and other financial costs	$839	$525	$1,000
(a)    See Note 24.

12. Income Taxes
The provision for income taxes from continuing operations consisted of:

(Millions of dollars)	2024	2023	2022
Current:
Federal	$862	$2,359	$3,565
State and local	144	475	629
Foreign	8	11	7
Total current	1,014	2,845	4,201
Deferred:
Federal	(90)	18	191
State and local	(33)	(46)	98
Foreign	(1)	—	1
Total deferred	(124)	(28)	290
Income tax provision	$890	$2,817	$4,491
Our effective tax rate for the year ended December 31, 2024 was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests.
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
A reconciliation of the federal statutory income tax rate to the effective tax rate applied to income from continuing operations before income taxes follows:

	2024	2023	2022
Federal statutory rate	21%	21%	21%
State and local income taxes, net of federal income tax effects	2	2	3
Noncontrolling interests	(6)	(2)	(2)
Other	(2)	(1)	—
Effective tax rate applied to income from continuing operations before income taxes	15%	20%	22%

Deferred tax assets and liabilities resulted from the following:

	December 31,
(Millions of dollars)	2024	2023
Deferred tax assets:
Employee benefits	$558	$549
Environmental remediation	81	89
Finance lease obligations	433	365
Operating lease liabilities	243	229
Net operating loss carryforwards	39	44
Tax credit carryforwards	22	10
Goodwill and other intangibles	75	71
Other	95	96
Total deferred tax assets	1,546	1,453
Valuation allowance	(51)	(28)
Total net deferred tax assets	1,495	1,425
Deferred tax liabilities:
Property, plant and equipment	2,584	2,684
Inventories	672	627
Investments in subsidiaries and affiliates	3,742	3,706
Right of use assets	246	230
Other	20	11
Total deferred tax liabilities	7,264	7,258
Net deferred tax liabilities	$5,769	$5,833
Net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(Millions of dollars)	2024	2023
Assets:
Other noncurrent assets	$2	$1
Liabilities:
Deferred income taxes	5,771	5,834
Net deferred tax liabilities	$5,769	$5,833
At both December 31, 2024 and 2023, federal operating loss carryforwards were $3 million, which includes a mix of indefinite carryforward ability and expiration periods ranging from 2032 through 2034. As of December 31, 2024 and 2023, state and local operating loss and tax credit carryforwards were $42 million and $31 million, respectively, which includes a mix of indefinite carryforward ability and expiration periods ranging from 2029 through 2044. At December 31, 2024 and 2023, foreign operating loss carryforwards were $16 million and $20 million, respectively, which includes expiration periods ranging from 2028 through 2043.
As of December 31, 2024 and 2023, $51 million and $28 million of valuation allowances have been recorded related to income taxes, related to realizability of foreign tax operating losses, state tax net operating losses and credits, and related deferred tax assets.
MPC is continuously undergoing examination of its U.S. federal income tax returns by the Internal Revenue Service (“IRS”). Since 2012, we have continued to participate in the Compliance Assurance Process (“CAP”). CAP is a real-time audit of the U.S. federal income tax return that allows the IRS, working in conjunction with MPC, to determine tax return compliance with the U.S. federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for years under examination by the IRS. MPLX and its subsidiaries are undergoing examination of its U.S. federal income tax returns by the IRS for the tax years 2019 through 2022. We do not believe the eventual outcome of such audits will have a material impact on our financial statements as of December 31, 2024.

Further, we are routinely involved in U.S. state income tax audits. We believe all other audits will be resolved with the amounts provided for these liabilities. As of December 31, 2024, we have various state and local income tax returns subject to examination for years 2016 through 2023, depending on jurisdiction.
The following table summarizes the activity in unrecognized tax benefits:

(Millions of dollars)	2024	2023	2022
January 1 balance	$38	$57	$37
Additions for tax positions of prior years	—	8	38
Reductions for tax positions of prior years	(5)	(6)	(2)
Settlements	(6)	(20)	(15)
Statute of limitations	—	(1)	(1)
December 31 balance	$27	$38	$57
If the unrecognized tax benefits as of December 31, 2024 were recognized, $27 million would affect our effective income tax rate. There were $7 million of uncertain tax positions as of December 31, 2024 for which it is reasonably possible that the amount of unrecognized tax benefits would significantly decrease during the next twelve months.
Interest and penalties related to income taxes are recorded as part of the provision for income taxes. Such interest and penalties were net expenses (benefits) of $(2) million, less than $(1) million and $1 million in 2024, 2023 and 2022, respectively. At December 31, 2024 and 2023, $2 million and $4 million of interest and penalties were accrued related to income taxes, respectively.

13. Inventories

	December 31,
(Millions of dollars)	2024	2023
Crude oil and other feedstocks	$3,185	$3,211
Refined products	5,137	4,940
Materials and supplies	1,246	1,166
Total	$9,568	$9,317
The cost of inventories of crude oil and other feedstocks and refined products is determined under the LIFO method. The LIFO method accounted for 87 percent of total inventory value at both December 31, 2024 and 2023. Current acquisition costs were estimated to exceed the LIFO inventory value at December 31, 2024 and 2023 by $2.53 billion and $2.77 billion, respectively.

14. Equity Method Investments
Refining & Marketing Segment
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

Midstream Segment - MPLX
BANGL, LLC Acquisition
On July 31, 2024, MPLX exercised its right of first offer under the BANGL, LLC joint venture agreement to purchase an additional 20 percent ownership interest in BANGL, LLC for $210 million cash, increasing total ownership interest to 45 percent (the “BANGL Transaction”). BANGL is a natural gas liquids pipeline system connecting the Delaware and Midland basins to the fractionation market in the Gulf Coast and export markets. The purchase price of the additional 20 percent ownership interest in BANGL, LLC exceeded our portion of the underlying net assets of the joint venture by approximately $156 million. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. Following the BANGL Transaction, our investment in BANGL, LLC continues to be accounted for as an equity method investment.
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
Midstream Acquisition
On March 22, 2024, MPLX used $625 million of cash on hand to purchase additional ownership interest in existing joint ventures and gathering assets, which will enhance MPLX’s position in the Utica basin. Prior to the acquisition, MPLX owned an indirect interest in Ohio Gathering Company, L.L.C. (“OGC”) and a direct interest in Ohio Condensate Company, L.L.C. (“OCC”) and now owns a combined 73 percent interest in OGC and a 100 percent interest in OCC, and a dry gas gathering system in the Utica basin. OGC continues to be accounted for as an equity method investment as MPLX did not obtain control of OGC as a result of the transaction. OGC is considered a VIE and MPLX is not deemed to be the primary beneficiary due to voting rights on significant matters. The acquisition date fair value of our investment in OGC exceeded our portion of the underlying net assets of the joint venture by approximately $75 million. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. OCC was previously accounted for as an equity method investment, and it is now consolidated and included in our consolidated financial results.
The acquisition was accounted for as a business combination requiring all the acquired assets and liabilities to be remeasured to fair value resulting in a consolidated fair value of net assets and liabilities of $625 million. The fair value includes $507 million related to acquired interests in the joint ventures and the remaining balance related to other acquired assets and liabilities. The revaluation of MPLX’s existing 62 percent equity method investment in OCC resulted in a $20 million gain, which is included in net gain on disposal of assets on the accompanying consolidated statements of income. The fair value of equity method investments was based on a discounted cash flow model.
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
At December 15, 2023, the carrying value of MPLX’s 60 percent equity investment in Torñado was $311 million. Upon acquisition of the remaining 40 percent member interest, the existing equity investment was remeasured to fair value resulting in the recognition of a $92 million gain, which was presented in the net gain on disposal of assets line on the accompanying consolidated statements of income. The fair value of the previously held equity method investment was primarily based on the price negotiated for the 40 percent interest in Torñado.
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

Midstream Segment - MPC-Retained
Jones Act Blue Water Vessels
Marathon Coastal Holdings LLC (formerly known as Crowley Coastal Partners LLC, “Coastal Holdings”) was formed in May 2016 as a joint venture to own, through its subsidiaries, four Jones Act mid-range product tankers and three Jones Act series 750 ATB vessels. Prior to October 1, 2024, MPC accounted for our 50 percent ownership in Coastal Holdings as an equity method investment.
On December 1, 2022, MPC purchased all of Coastal Holdings’ interest in Marathon Tanker Holdings LLC (formerly known as Crowley Ocean Partners LLC, “Tankers Holdings”) and its four subsidiaries, which own the four mid-range product tankers, for approximately $485 million, which included $196 million to pay off the debt associated with the four tankers. Subsequent to the acquisition date, Tankers Holdings is wholly owned by MPC and is included in our consolidated results.
The excess of the $144 million fair value over the $125 million book value of our 50 percent indirect interest in Tankers Holdings resulted in a $19 million gain, which is included in income from equity method investments on the accompanying consolidated statements of income.
On October 1, 2024, MPC paid approximately $66 million in cash to purchase the remaining 50 percent interest in Coastal Holdings and its subsidiary, Marathon Blue Water Holdings LLC (formerly known as Crowley Blue Water Partners, LLC, “Blue Water Holdings”), which owns the three ATB vessels, from our joint venture partner. As part of the transaction, MPC assumed Blue Water Holdings’ United States Maritime Administration guaranteed obligations (the “MARAD Debt”) with an aggregate outstanding principal amount and accrued interest value of $175 million as of October 1, 2024. See Note 19 for additional information. Subsequent to the acquisition date, Coastal Holdings is wholly owned by MPC and is included in our consolidated results.
The excess of the $66 million fair value over the $50 million book value of our 50 percent indirect interest in Coastal Holdings resulted in a $16 million gain, which is included in income from equity method investments on the accompanying consolidated statements of income.
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
Renewable Diesel Segment
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

		Ownership as of	Carrying value at
		December 31,	December 31,
(In millions of dollars, except ownership percentages)	VIE	2024	2024	2023
Refining & Marketing
The Andersons Marathon Holdings LLC		50%	$190	$227
Other(a)	X		92	75
Refining & Marketing Total			$282	$302

Midstream
MPLX
BANGL		45%	$281	$63
Illinois Extension Pipeline Company, L.L.C.		35%	218	228
LOOP LLC		41%	310	314
MarEn Bakken Company LLC		25%	526	449
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	X	67%	329	336
MarkWest Utica EMG, L.L.C.	X	59%	742	676
Ohio Gathering Co, LLC	X	35%	470	—
Sherwood Midstream LLC	X	50%	488	500
WPC Parent, LLC		30%	208	214
Other(a)	X		959	963
MPLX Total			$4,531	$3,743

MPC-Retained
Capline Pipeline Company LLC		33%	$382	$402
Gray Oak Pipeline, LLC		25%	274	284
Other(a)	X		114	170
MPC-Retained Total			$770	$856

Midstream Total			$5,301	$4,599

Renewable Diesel
Martinez Renewables LLC	X	50%	$1,184	$1,266
Other(a)	X		90	93
Renewable Diesel Total			$1,274	$1,359

Total			$6,857	$6,260
(a)    Some investments included within “Other” have been deemed to be VIEs.

Summarized financial information for all equity method investments in affiliated companies, combined, was as follows:

(Millions of dollars)	2024	2023	2022
Income statement data:
Revenues and other income	$9,259	$6,544	$5,069
Income from operations	2,698	2,428	1,907
Net income	2,211	2,089	1,740
Balance sheet data – December 31:
Current assets	$2,687	$2,610
Noncurrent assets	24,656	21,098
Current liabilities	1,927	1,569
Noncurrent liabilities	7,837	6,719
As of December 31, 2024, the carrying value of our equity method investments was $521 million higher than the underlying net assets of investees. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets, except for $208 million of excess related to goodwill and other non-depreciable assets.
Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) were $1.215 billion, $941 million and $772 million in 2024, 2023 and 2022, respectively.

15. Property, Plant and Equipment (PP&E)

	December 31, 2024			December 31, 2023
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$32,965	$19,015	$13,950	$31,536	$17,721	$13,815
Midstream	30,697	10,798	19,899	29,620	9,589	20,031
Renewable Diesel	976	338	638	960	271	689
Corporate	1,679	1,138	541	1,632	1,055	577
Total(a)	$66,317	$31,289	$35,028	$63,748	$28,636	$35,112
(a)    Includes finance leases. See Note 26.
Property, plant and equipment includes construction in progress of $1.78 billion and $1.40 billion at December 31, 2024 and 2023, respectively, which primarily relates to capital projects at our refineries and midstream facilities.

16. Goodwill and Intangibles
Goodwill
MPC annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. There were no impairments of goodwill required based on our annual test of goodwill in 2024 and 2023.
At December 31, 2024, MPC had four reporting units with goodwill totaling approximately $8.24 billion. For the annual impairment assessment as of November 30, 2024, management performed only a qualitative assessment for three reporting units as we determined it was more likely than not that the fair value of the reporting units exceeded the carrying value. A quantitative assessment was performed for the remaining reporting unit, which resulted in the fair value of the reporting unit exceeding its carrying value by greater than 10 percent.

The changes in the carrying amount of goodwill for 2024 were as follows:

(Millions of dollars)	Refining & Marketing	Midstream	Total
Balance as of December 31, 2022	$561	$7,683	$8,244
Impairment losses	—	—	—
Balance as of December 31, 2023	561	7,683	8,244
Impairment losses	—	—	—
Balance as of December 31, 2024	$561	$7,683	$8,244

Gross goodwill as of December 31, 2024	$6,141	$10,824	$16,965
Accumulated impairment losses	(5,580)	(3,141)	(8,721)
Balance as of December 31, 2024	$561	$7,683	$8,244

Intangible Assets
Our definite lived intangible assets as of December 31, 2024 and 2023 are as shown below.

	December 31, 2024			December 31, 2023
(Millions of dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer contracts and relationships	$4,111	$2,446	$1,665	$3,838	$2,132	$1,706
Brand rights and tradenames	101	89	12	101	79	22
Royalty agreements	141	120	21	173	142	31
Other	36	31	5	41	35	6
Total	$4,389	$2,686	$1,703	$4,153	$2,388	$1,765
At both December 31, 2024 and 2023, we had indefinite lived intangible assets of $71 million, which are emission allowance credits.
Amortization expense was $266 million in 2024 and $316 million in 2023. Estimated future amortization expense for the next five years related to the intangible assets at December 31, 2024 is as follows:

(Millions of dollars)
2025	$250
2026	230
2027	202
2028	180
2029	16
17. Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2024 and 2023 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	December 31, 2024
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$139	$—	$—	$(132)	$7	$16
Liabilities:
Commodity contracts	$144	$—	$—	$(144)	$—	$—
Embedded derivatives in commodity contracts	—	—	58	—	58	—

	December 31, 2023
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$244	$—	$—	$(220)	$24	$73
Liabilities:
Commodity contracts	$249	$—	$—	$(249)	$—	$—
Embedded derivatives in commodity contracts	—	—	61	—	61	—
(a)    Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of December 31, 2024, cash collateral of $12 million was netted with mark-to-market derivative liabilities. As of December 31, 2023, cash collateral of $29 million was netted with mark-to-market derivative liabilities.
(b)    We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at December 31, 2024 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.65 to $1.54 per gallon with a weighted average of $0.81 per gallon and (2) a 100 percent probability of renewable for the five-year term of the natural gas purchase agreement and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

(Millions of dollars)	2024	2023
Beginning balance	$61	$61
Unrealized and realized loss included in net income(a)	10	11
Settlements of derivative instruments	(13)	(11)
Ending balance	$58	$61

The amount of total loss for the period included in earnings attributable to the change in unrealized loss relating to liabilities still held at the end of period(a):	$7	$9
(a)    The gain/loss is included in cost of revenues on the consolidated statements of income.
See Note 18 for the income statement impacts of our derivative instruments.
Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures in 2024 relate to acquisitions and other transactions as discussed in Note 14.
Non-recurring fair value measurements and disclosures in 2023 relate primarily to the acquisition of the remaining interest in Torñado as discussed in Note 14.
Non-recurring fair value measurements and disclosures in 2022 relate primarily to sales-type leases discussed in Note 26 and the Martinez Renewables LLC equity method investment discussed in Note 14. The net investment in sales-type leases was recorded at the estimated fair value of the underlying leased assets at contract modification date. The leased assets were valued using a cost method valuation approach which utilizes Level 3 inputs. The fair value of the Martinez Renewables LLC equity method investment was primarily based on the cash consideration received from Neste for their 50 percent ownership.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $26.9 billion and $25.0 billion at December 31, 2024, respectively, and approximately $27.0 billion and $25.5 billion at December 31, 2023, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs, which are netted against our total debt.

18. Derivatives
For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 17. See Note 2 for a discussion of the types of derivatives we use and the reasons for them. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table presents the fair value of derivative instruments as of December 31, 2024 and 2023 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	December 31, 2024		December 31, 2023
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$139	$144	$244	$249
Other current liabilities(a)	—	10	—	11
Deferred credits and other liabilities(a)	—	48	—	50
(a)    Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of December 31, 2024.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	54.5%	47,351	43,785
Refined products	82.3%	18,086	21,973
Blending products	93.5%	6,061	6,121
Soybean oil	97.9%	2,295	2,888
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 15,975 long and 15,455 short; Refined products - 545 long and 325 short and Blending products - 158 long. There are no spread contracts for soybean oil.
The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(Millions of dollars)	Gain (Loss)
Income Statement Location	2024	2023	2022
Sales and other operating revenues	$1	$7	$—
Cost of revenues	(94)	(15)	(58)
Other income	2	2	—
Total	$(91)	$(6)	$(58)

19. Debt
Our outstanding borrowings at December 31, 2024 and 2023 consisted of the following:

(Millions of dollars)	December 31, 2024	December 31, 2023
Marathon Petroleum Corporation:
Senior notes	$5,699	$6,449
Notes payable	—	1
MARAD debt	174	—
Finance lease obligations	718	464
Total	6,591	6,914

MPLX LP:
Senior notes	21,200	20,700
Finance lease obligations	6	6
Total	21,206	20,706

Total debt	27,797	27,620
Unamortized debt issuance costs	(142)	(141)
Unamortized discount, net of unamortized premium	(174)	(196)
Amounts due within one year	(3,049)	(1,954)
Total long-term debt due after one year	$24,432	$25,329
Commercial Paper
We have in place a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under the MPC Credit Agreement.
MPC Senior Notes

	December 31,
(Millions of dollars)	2024	2023
Senior notes, 3.625% due September 2024	—	750
Senior notes, 4.700% due May 2025	1,250	1,250
Senior notes, 5.125% due December 2026	719	719
Senior notes, 3.800% due April 2028	496	496
Senior notes, 6.500% due March 2041	1,250	1,250
Senior notes, 4.750% due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 4.500% due April 2048	498	498
Andeavor senior notes, 3.800% - 5.125% due 2026 – 2048	36	36
Senior notes, 5.000%, due September 2054	400	400
Total	$5,699	$6,449
2024 Activity
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

MARAD Debt
During the fourth quarter of 2024, MPC purchased the remaining 50 percent interest in Coastal Holdings from our joint venture partner and assumed $174 million in aggregate principal amount of MARAD Debt obligations issued by Blue Water Holdings, a subsidiary of Marathon Coastal Holdings LLC, that owns three 750 series ATB Vessels. Blue Water Holdings remains the primary obligor under the MARAD Debt. The U.S. Department of Transportation Maritime Administration (“MARAD”) has guaranteed certain of Blue Water Holdings’ obligations under the MARAD Debt and Blue Water Holdings has agreed to reimburse MARAD for any payments it makes with respect to the MARAD Debt pursuant to the guaranty. Blue Water Holdings’ reimbursement obligations to MARAD with respect to the MARAD Debt are secured by a mortgage on the three ATB Vessels and certain related rights and assets and are guaranteed by MPC.
The MARAD Debt is comprised of $55 million aggregate principal amount of 3.432% bonds due 2036, $57 million aggregate principal amount of 3.477% bonds due 2037 and $62 million aggregate principal amount of 3.609% bonds due 2038. The agreements that govern the MARAD Debt, including the indenture, security agreement and guarantee contain customary representations and warranties as well as affirmative and negative covenants, events of defaults and other provisions, we believe are typical for U.S. government guaranteed obligations of this type. As of December 31, 2024, we were in compliance with the covenants contained in the MARAD Debt documents.
MPLX Senior Notes

	December 31,
(Millions of dollars)	2024	2023
Senior notes, 4.875% due December 2024	$—	$1,149
Senior notes, 4.000% due February 2025	500	500
Senior notes, 4.875% due June 2025	1,189	1,189
MarkWest senior notes, 4.875% due 2024 – 2025	11	12
Senior notes, 1.750% due March 2026	1,500	1,500
Senior notes, 4.125% due March 2027	1,250	1,250
Senior notes, 4.250% due December 2027	732	732
Senior notes, 4.000% due March 2028	1,250	1,250
Senior notes, 4.800% due February 2029	750	750
Senior notes, 2.650% due August 2030	1,500	1,500
Senior notes, 4.950% due September 2032	1,000	1,000
Senior notes, 5.000% due March 2033	1,100	1,100
Senior notes, 5.500% due June 2034	1,650	—
Senior notes, 4.500% due April 2038	1,750	1,750
Senior notes, 5.200% due March 2047	1,000	1,000
Senior notes, 5.200% due December 2047	487	487
ANDX senior notes, 4.250% - 5.200% due 2027 – 2047	31	31
Senior notes, 4.700% due April 2048	1,500	1,500
Senior notes, 5.500% due February 2049	1,500	1,500
Senior notes, 4.950% due March 2052	1,500	1,500
Senior notes, 5.650% due March 2053	500	500
Senior notes, 4.900% due April 2058	500	500
Total	$21,200	$20,700
2024 Activity
On May 20, 2024, MPLX issued $1.65 billion aggregate principal amount of 5.50 percent senior notes due June 2034 (the “2034 Senior Notes”) in an underwritten public offering. On December 1, 2024, MPLX used $1,150 million of the net proceeds from the issuance of the 2034 Senior Notes to repay all of (i) MPLX's outstanding $1,149 million aggregate principal amount of 4.875 percent senior notes due December 2024 and (ii) MarkWest's outstanding $1 million aggregate principal amount of 4.875 percent senior notes due December 2024. On February 18, 2025, MPLX used the remaining net proceeds from the issuance of the 2034 Senior Notes to repay all of MPLX's outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025.

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
Schedule of Maturities
Principal maturities of long-term debt, excluding finance lease obligations, as of December 31, 2024 for the next five years are as follows:

(Millions of dollars)
2025	$2,964
2026	2,263
2027	2,014
2028	1,764
2029	764
Available Capacity under our Facilities as of December 31, 2024

(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—	July 2027
MPC trade receivables securitization facility(a)	100	—	—	100	—	September 2027

MPLX
MPLX bank revolving credit facility	2,000	—	—	2,000	—	July 2027
(a)    The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.
MPC Bank Revolving Credit Facility
MPC’s credit agreement (the “MPC Credit Agreement”) matures in July 2027 and, provides for a $5.0 billion unsecured revolving credit facility and letter of credit issuing capacity under the facility of up to $2.2 billion. Letters of credit issuing capacity is included in, not in addition to, the $5.0 billion borrowing capacity.
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

The MPC Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for arrangements of this type, including a financial covenant that requires us to maintain a ratio of Consolidated Net Debt to Total Capitalization, each as defined in the MPC Credit Agreement, of no greater than 0.65 to 1.00 as of the last day of each fiscal quarter. The covenants also restrict, among other things, our ability and/or the ability of certain of our subsidiaries to incur debt, create liens on assets or enter into transactions with affiliates. As of December 31, 2024, we were in compliance with the covenants contained in the MPC Credit Agreement.
Trade Receivables Securitization Facility
On September 30, 2021, we entered into a Loan and Security Agreement and related documentation with a group of lenders providing for a new trade receivables securitization facility having $100 million of committed borrowing and letter of credit issuance capacity and uncommitted borrowing and letter of credit issuance capacity that can be extended at the discretion of the lenders, provided that at no time may outstanding borrowings and letters of credit issued under the facility exceed the balance of eligible trade receivables (as calculated in accordance with the Loan and Security Agreement) that are pledged as collateral under the facility. In September 2024, the trade receivables securitization facility was amended to, among other things, extend its term until September 30, 2027.
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
The Loan and Security Agreement and other documents comprising the facility contain representations and covenants that we consider usual and customary for arrangements of this type. Trade receivables are subject to customary criteria, limits and reserves before being deemed to be eligible receivables that count towards the borrowing base under the trade receivables facility. In addition, the lender’s commitments to extend loans and credits under the facility are subject to termination, and TRC may be subject to default fees, upon the occurrence of certain events of default that are included in the Loan and Security Agreement and other facility documentation, all of which we consider to be usual and customary for arrangements of this type. As of December 31, 2024, we were in compliance with the covenants contained in the Loan and Security Agreement and other facility documentation.
MPLX Bank Revolving Credit Facility
MPLX’s credit agreement (the “MPLX Credit Agreement”) matures in July 2027 and, among other things, provides for a $2.0 billion unsecured revolving credit facility and letter of credit issuing capacity under the facility of up to $150 million. Letters of credit issuing capacity is included in, not in addition to, the $2.0 billion borrowing capacity.
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

The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA, both as defined in the MPLX Credit Agreement, for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. The covenants also restrict, among other things, MPLX’s ability and/or the ability of certain of its subsidiaries to incur debt, create liens on assets and enter into transactions with affiliates. As of December 31, 2024, MPLX was in compliance with the covenants contained in the MPLX Credit Agreement.

20. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line:

(Millions of dollars)	2024	2023	2022
Refining & Marketing
Refined products	$122,429	$132,675	$160,737
Crude oil	7,298	7,423	8,962
Services and other	1,861	1,737	1,762
Total revenues from external customers	131,588	141,835	171,461
Midstream
Refined products	1,668	1,675	2,219
Services and other(a)	3,529	3,236	3,147
Total revenues from external customers	5,197	4,911	5,366
Renewable Diesel
Refined products	2,073	1,628	625
Services and other	6	5	1
Total revenues from external customers	2,079	1,633	626

Sales and other operating revenues	$138,864	$148,379	$177,453
(a)    Includes sales-type lease revenue. See Note 26.
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of December 31, 2024, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at December 31, 2024 include matching buy/sell receivables of $4.3 billion.

21. Supplemental Cash Flow Information

(Millions of dollars)	2024	2023	2022
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$1,247	$1,200	$1,060
Income taxes paid to taxing authorities(a)	732	2,751	4,869
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases	532	493	498
Interest payments under finance lease obligations	25	25	24
Net cash provided by financing activities included:
Principal payments under finance lease obligations	82	79	79
Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease obligations	637	465	367
Right of use assets obtained in exchange for new finance lease obligations	302	21	60
Contribution of assets(b)	—	—	818
Book value of equity method investment(c)	50	311	150
(a)    2024 includes $565 million paid to third parties for transferable tax credits.
(b)    Represents the book value of property, plant and equipment, inventory and working capital contributed by MPC to Martinez Renewables LLC. See Note 14 for additional information.
(c)    2024 represents the book value of Coastal Holdings prior to MPC buying out the remaining 50 percent interest from our joint venture partner. 2023 represents the book value of MPLX’s equity method investment in Torñado, prior to MPLX buying out the remaining interest in this entity. 2022 represents the book value of MPC’s equity method investment in Watson Cogeneration Company and Tanker Holdings of $25 million and $125 million, respectively, prior to MPC buying out the remaining interest in these entities. See Note 14 for additional information.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(Millions of dollars)	2024	2023	2022
Additions to property, plant and equipment per the consolidated statements of cash flows	$2,533	$1,890	$2,420
Increase (decrease) in capital accruals	34	184	(37)
Total capital expenditures	$2,567	$2,074	$2,383

22. Other Current Liabilities
The following summarizes the components of other current liabilities:

	December 31,
(Millions of dollars)	2024	2023
Environmental credits liability	$422	$778
Accrued interest payable	314	316
Other current liabilities	419	551
Total other current liabilities	$1,155	$1,645

23. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2021	$(117)	$49	$1	$(67)
Other comprehensive income (loss) before reclassifications, net of tax of $11	(70)	129	(1)	58
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(45)	(22)	—	(67)
Amortization of actuarial loss(a)	4	6	—	10
Settlement loss(a)	79	—	—	79
Tax effect	(14)	3	—	(11)
Other comprehensive income (loss)	(46)	116	(1)	69
Balance as of December 31, 2022	(163)	165	—	2
Other comprehensive income (loss) before reclassifications, net of tax of $(22)	(60)	(21)	2	(79)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(45)	(22)	—	(67)
Amortization of actuarial gain(a)	(5)	—	—	(5)
Settlement gain(a)	(1)	—	—	(1)
Other	—	—	(1)	(1)
Tax effect	13	7	—	20
Other comprehensive income (loss)	(98)	(36)	1	(133)
Balance as of December 31, 2023	(261)	129	1	(131)
Other comprehensive income (loss) before reclassifications, net of tax of $16	44	10	(2)	52
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(33)	(22)	—	(55)
Amortization of actuarial loss(a)	6	—	—	6
Settlement loss(a)	3	—	—	3
Tax effect	6	5	—	11
Other comprehensive income (loss)	26	(7)	(2)	17
Balance as of December 31, 2024	$(235)	$122	$(1)	$(114)

(a)    These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 24.

24. Pension and Other Postretirement Benefits
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

(Millions of dollars)	2024	2023	2022
Cash balance weighted average interest crediting rates	4.56%	3.57%	3.00%

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
Obligations and Funded Status
The accumulated benefit obligation for all defined benefit pension plans was $2,579 million and $2,441 million as of December 31, 2024 and 2023.
The following summarizes the projected benefit obligations and funded status for our defined benefit pension and other postretirement plans:

	Pension Benefits		Other Benefits
(Millions of dollars)	2024	2023	2024	2023
Benefit obligations at January 1	$2,563	$2,359	$679	$650
Service cost	219	195	21	18
Interest cost	122	116	32	31
Actuarial (gain) loss	(32)	184	(14)	31
Benefits paid	(187)	(291)	(49)	(51)
Benefit obligations at December 31	2,685	2,563	669	679

Fair value of plan assets at January 1	2,082	1,838	—	—
Actual return on plan assets	161	266	—	—
Employer contributions	102	269	49	51
Benefits paid from plan assets	(187)	(291)	(49)	(51)
Fair value of plan assets at December 31	2,158	2,082	—	—

Funded status at December 31	$(527)	$(481)	$(669)	$(679)

Amounts recognized in the consolidated balance sheet for our pension and other postretirement benefit plans at December 31 include:

	Pension Benefits		Other Benefits
(Millions of dollars)	2024	2023	2024	2023
Noncurrent assets	$22	$—	$—	$—
Current liabilities	(11)	(8)	(50)	(50)
Noncurrent liabilities	(538)	(473)	(619)	(629)
Accrued benefit cost	$(527)	$(481)	$(669)	$(679)
Included in accumulated other comprehensive loss at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension Benefits		Other Benefits
(Millions of dollars)	2024	2023	2024	2023
Net actuarial loss	$404	$467	$36	$50
Prior service credit	(36)	(69)	(181)	(202)

Amounts exclude those related to LOOP and Explorer, equity method investees with defined benefit pension and postretirement plans for which net losses (gains) of $(7) million and $4 million were recorded in accumulated other comprehensive income (loss) in 2024, reflecting our ownership share.
Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss
The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive loss (pretax) for our defined benefit pension and other postretirement plans.

	Pension Benefits			Other Benefits
(Millions of dollars)	2024	2023	2022	2024	2023	2022
Service cost	$227	$201	$230	$21	$18	$26
Interest cost	122	116	102	32	31	21
Expected return on plan assets	(146)	(163)	(142)	—	—	—
Amortization of prior service credit	(33)	(45)	(45)	(22)	(22)	(22)
Amortization of actuarial (gain) loss	6	(5)	4	—	—	6
Settlement (gain) loss	3	(1)	79	—	—	—
Net periodic benefit cost(a)	$179	$103	$228	$31	$27	$31

Actuarial (gain) loss	$(54)	$75	$109	$(15)	$31	$(167)
Amortization of actuarial (gain) loss	(9)	6	(83)	—	—	(6)
Amortization of prior service credit	33	45	45	22	22	22
Total recognized in other comprehensive (income) loss	$(30)	$126	$71	$7	$53	$(151)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$149	$229	$299	$38	$80	$(120)
(a)    Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.
The components of net periodic benefit cost, other than the service cost component, are included in net interest and other financial costs on the consolidated statements of income.
For certain of our pension plans, lump sum payments to employees retiring in 2024, 2023 and 2022 exceeded the plan’s total service and interest costs expected for those years. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, pension settlement expenses were recorded in 2024, 2023 and 2022.
Plan Assumptions
The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2024, 2023 and 2022.

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Benefit obligation:
Discount rate	5.55%	4.85%	5.04%	5.58%	4.88%	5.08%
Rate of compensation increase	4.18%	4.18%	4.18%	4.18%	4.18%	4.18%

Net periodic benefit cost:
Discount rate	4.85%	5.10%	3.33%	4.88%	5.08%	2.93%
Expected long-term return on plan assets	6.80%	7.00%	5.75%	—%	—%	—%
Rate of compensation increase	4.18%	4.18%	4.18%	4.18%	4.18%	4.18%
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
Assumed Health Care Cost Trend
The following summarizes the assumed health care cost trend rates.

	December 31,
	2024	2023	2022
Health care cost trend rate assumed for the following year:
Medical: Pre-65	7.90%	7.70%	6.60%
Prescription drugs	12.50%	10.80%	8.90%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate):
Medical: Pre-65	4.50%	4.50%	4.50%
Prescription drugs	4.50%	4.50%	4.50%

Year that the rate reaches the ultimate trend rate:
Medical: Pre-65	2034	2032	2031
Prescription drugs	2034	2032	2031
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
The investment goals are implemented to manage the plans’ funded status volatility and minimize future cash contributions. The asset allocation strategy will change over time in response to changes primarily in funded status, which is dictated by current and anticipated market conditions, the independent actions of our investment committee, required cash flows to and from the plans and other factors deemed appropriate. Such changes in asset allocation are intended to allocate additional assets to the fixed income asset class should the funded status improve. The fixed income asset class shall be invested in such a manner that its interest rate sensitivity correlates highly with that of the plans’ liabilities. Other asset classes are intended to provide additional return with associated higher levels of risk. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies. At December 31, 2024, the primary plan’s targeted asset allocation was 50 percent equity, private equity, real estate, and timber securities and 50 percent fixed income securities.
Fair Value Measurements
Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset category at December 31, 2024 and 2023.
Cash and cash equivalents
Cash and cash equivalents include a collective fund serving as the investment vehicle for the cash reserves and cash held by third-party investment managers. The collective fund is valued at net asset value (“NAV”) on a scheduled basis using a cost approach and is considered a Level 2 asset. Cash and cash equivalents held by third-party investment managers are valued using a cost approach and are considered Level 2.
Equity
Equity investments include common stock, mutual and pooled funds. Common stock investments are valued using a market approach, which are priced daily in active markets and are considered Level 1. Mutual and pooled equity funds are well diversified portfolios, representing a mix of strategies in domestic, international and emerging market strategies. Mutual funds are publicly registered, valued at NAV on a daily basis using a market approach and are considered Level 1 assets. Pooled funds are valued at NAV using a market approach and are considered Level 2.

Fixed Income
Fixed income investments include corporate bonds, U.S. dollar treasury bonds and municipal bonds. These securities are priced on observable inputs using a combination of market, income and cost approaches. These securities are considered Level 2 assets. Fixed income also includes a well-diversified bond portfolio structured as a pooled fund. This fund is valued at NAV on a daily basis using a market approach and is considered Level 2.
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
Other
Other investments include two limited liability companies (“LLCs”) with no public market. The LLCs were formed to acquire timberland in the northwest U.S. These holdings are either appraised or valued using the investment manager’s assessment of assets held. These holdings are considered Level 3. Other investments classified as Level 2 include derivative transactions.
The following tables present the fair values of our defined benefit pension plans’ assets, by level within the fair value hierarchy, as of December 31, 2024 and 2023.

	December 31, 2024				December 31, 2023
(Millions of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$62	$—	$62	$—	$63	$—	$63
Equity:
Common stocks	52	—	—	52	50	—	—	50
Mutual funds	125	—	—	125	115	—	—	115
Pooled funds	—	871	—	871	—	791	—	791
Fixed income:
Corporate	—	637	—	637	—	588	—	588
Government	—	267	—	267	—	330	—	330
Pooled funds	—	117	—	117	—	118	—	118
Private equity	—	—	9	9	—	—	10	10
Real estate	—	—	11	11	—	—	12	12
Other	—	7	—	7	—	2	3	5
Total investments, at fair value	$177	$1,961	$20	$2,158	$165	$1,892	$25	$2,082
Cash Flows
Contributions to defined benefit plans
Our funding policy with respect to the funded pension plans is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional, discretionary, amounts from time to time as determined appropriate by management. In 2024, we made contributions totaling $92 million to our funded pension plans. For 2025, we do not project any required funding, but we may make voluntary contributions to our funded pension plans at our discretion. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are estimated to be approximately $11 million and $51 million, respectively, in 2025.

Estimated future benefit payments
The following gross benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated.

(Millions of dollars)	Pension Benefits	Other Benefits
2025	$177	$51
2026	180	52
2027	188	52
2028	203	53
2029	206	54
2030 through 2034	1,219	280
Contributions to defined contribution plan
We also contribute to a defined contribution plan for eligible employees. Contributions to this plan totaled $181 million, $176 million and $167 million in 2024, 2023 and 2022, respectively.
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
Our participation in this plan for 2024, 2023 and 2022 is outlined in the table below. The “EIN” column provides the Employee Identification Number for the plan. The most recent Pension Protection Act zone status available in 2024 and 2023 is for the plan years ending on December 31, 2023 and December 31, 2022, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates a financial improvement plan or a rehabilitation plan has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. There have been no significant changes that affect the comparability of 2024, 2023 and 2022 contributions. Our portion of the contributions does not make up more than five percent of total contributions to the plan.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	MPC Contributions (Millions of dollars)			Surcharge Imposed	Expiration Date of Collective – Bargaining Agreement
Pension Fund	EIN	2024	2023		2024	2023	2022
Central States, Southeast and Southwest Areas Pension Plan(a)(b)	366044243	Red	Red	Implemented	$3	$5	$5	No	January 31, 2031
(a)    This agreement has a minimum contribution requirement of $338 per week per employee for 2025. A total of 252 employees participated in the plan as of December 31, 2024.
(b)    The parties to the expired agreement continue operating under the relevant terms of the expired agreement while negotiating a successor agreement.
Multiemployer Health and Welfare Plan
We contribute to one multiemployer health and welfare plan that covers both active employees and retirees. Through the health and welfare plan, employees receive medical, dental, vision, prescription and disability coverage. Our contributions to this plan totaled $5 million, $7 million and $7 million for 2024, 2023 and 2022, respectively.

25. Share-Based Compensation
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
Performance Share Units
We grant performance share unit awards to certain officer and non-officer employees. At grant, a performance share unit has a target value equal to the MPC common stock average 30-day closing price prior to the grant date. The actual payout value of a performance share unit is based on company performance (which can range from 0 percent to 200 percent) for the three-year performance period beginning January 1 of the year of grant, multiplied by, for the awards granted in 2021 and 2022, MPC’s closing share price on the date the Committee certifies performance; and for the awards granted in 2023 and 2024, MPC’s average closing share price for the final thirty calendar days at the end of the performance period. Company performance for purposes of payout will be determined by the relative ranking of the total shareholder return (“TSR”) of MPC common stock over the three-year performance period compared to the TSR of a select group of peer companies, the Standard & Poor’s 500 Index, the Alerian MLP Index, as well as the median of MPC’s compensation reference group applicable for the year the award is granted. These awards settle 100 percent in cash and are accounted for as liability awards. We expense liability-classified performance share unit awards at fair value over the requisite service period, with mark-to-market adjustments made each quarter until payout occurs. The fair value is determined using a Monte Carlo valuation model.
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

Total Share-Based Compensation Expense
The following table reflects activity related to our share-based compensation arrangements:

(Millions of dollars)	2024	2023	2022
Share-based compensation expense	$137	$211	$153
Tax benefit recognized on share-based compensation expense	33	51	37
Cash received by MPC upon exercise of stock option awards	25	62	243
Tax benefit received for tax deductions for stock awards exercised	28	49	53
Stock Option Awards
The following is a summary of our common stock option activity in 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (Millions of dollars)
Outstanding at December 31, 2023	1,044,011	$52.07
Exercised	(537,951)	46.97
Outstanding at December 31, 2024(a)	506,060	57.50	3.9	$41
(a)    All options outstanding at December 31, 2024 are fully vested and exercisable.
The intrinsic value of options exercised by MPC employees during 2024, 2023 and 2022 was $75 million, $136 million and $247 million, respectively.
As of December 31, 2024, there was no unrecognized compensation cost related to stock option awards.
Restricted Stock and Restricted Stock Unit Awards
The following is a summary of restricted stock unit award activity of our common stock in 2024:

	Restricted Stock Units
	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	1,192,704	$98.16
Granted	496,894	171.55
Vested	(606,774)	80.86
Forfeited	(49,555)	130.29
Unvested at December 31, 2024	1,033,269	142.08
The following is a summary of the values related to restricted stock and restricted stock unit awards held by MPC employees and non-employee directors:

	Restricted Stock		Restricted Stock Units
	Intrinsic Value of Awards Vested During the Period (Millions of dollars)	Weighted Average Grant Date Fair Value of Awards Granted During the Period	Intrinsic Value of Awards Vested During the Period (Millions of dollars)	Weighted Average Grant Date Fair Value of Awards Granted During the Period
2024	$—	$—	$102	$171.55
2023	—	—	144	133.94
2022	17	—	99	75.81

As of December 31, 2024, there was no unrecognized compensation cost related to restricted stock awards. Unrecognized compensation cost related to restricted stock unit awards was $90 million, which is expected to be recognized over a weighted average period of 2.0 years.
Performance Awards
The following is a summary of performance share unit awards activity in 2024:

Number of Performance Share Units
Unvested at December 31, 2023	580,666
Granted	255,290
Vested	(393,862)
Forfeited	(14,746)
Unvested at December 31, 2024	427,348
We paid $169 million, $14 million and $26 million during the years ended 2024, 2023 and 2022, respectively, to settle performance awards.
As of December 31, 2024, unrecognized compensation cost related to performance awards was $22 million, which is expected to be recognized over a weighted average period of 1.3 years. As of December 31, 2024, the total liability associated with performance awards was $184 million.
MPLX Awards
Compensation expense for awards of MPLX units are not material to our consolidated financial statements for 2024.

26. Leases
Lessee
We lease a wide variety of facilities and equipment including land and building space, office and field equipment, storage facilities and transportation equipment. Our remaining lease terms range from less than one year to 94 years. Most long-term leases include renewal options ranging from one year to 40 years and, in certain leases, also include purchase options. The lease term included in the measurement of right of use assets and lease liabilities includes options to extend or terminate our leases that we are reasonably certain to exercise.
Under ASC 842, the components of lease cost are shown below. Lease costs for operating leases are recognized on a straight-line basis and are reflected in the income statement based on the leased asset’s use. Lease costs for finance leases are reflected in depreciation and amortization and in net interest and other financial costs.

(Millions of dollars)	2024	2023	2022
Finance lease cost:
Amortization of right of use assets	$80	$73	$81
Interest on lease liabilities	26	25	29
Operating lease cost	534	489	490
Variable lease cost	60	54	59
Short-term lease cost	952	881	772
Total lease cost	$1,652	$1,522	$1,431

Supplemental consolidated balance sheet data related to leases were as follows:

	December 31,
(Millions of dollars)	2024	2023
Operating leases
Assets
Right of use assets	$1,300	$1,233
Liabilities
Operating lease liabilities	$417	$454
Long-term operating lease liabilities	860	764
Total operating lease liabilities	$1,277	$1,218

Weighted average remaining lease term (in years)	4	4
Weighted average discount rate	4.4%	4.1%

Finance leases
Assets
Property, plant and equipment, gross	$1,118	$765
Less accumulated depreciation	510	413
Property, plant and equipment, net	$608	$352
Liabilities
Debt due within one year	$94	$69
Long-term debt	630	401
Total finance lease liabilities	$724	$470

Weighted average remaining lease term (in years)	9	9
Weighted average discount rate	4.8%	5.1%
As of December 31, 2024, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(Millions of dollars)	Operating	Finance
2025	$464	$126
2026	334	123
2027	242	111
2028	173	97
2029	76	79
2030 and thereafter	111	360
Gross lease payments	1,400	896
Less: imputed interest	123	172
Total lease liabilities	$1,277	$724
Lessor
MPLX is considered to be the lessor under several operating lease agreements in accordance with GAAP related to certain fee-based natural gas transportation and processing agreements in the Marcellus and Southern Appalachia region. The primary terms of these agreements expire between 2026 and 2036, however, these contracts either have renewal options or will continue thereafter on a year-to-year basis until terminated by either party.
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
Lease revenues are included in sales and other operating revenues on the consolidated statements of income. Lease revenues were as follows:

(Millions of dollars)	2024	2023	2022
Operating leases:
Rental income	$260	$243	$327
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	114	114	46
Interest income (Revenue from variable lease payments)	22	22	16
Sales-type lease revenue	$136	$136	$62
The following is a schedule of minimum future rentals on the non-cancelable operating leases as of December 31, 2024:

(Millions of dollars)
2025	$109
2026	88
2027	66
2028	59
2029	57
2030 and thereafter	248
Total minimum future rentals	$627
Annual minimum undiscounted lease payment receipts under our sales-type leases were as follows as of December 31, 2024:

(Millions of dollars)
2025	$172
2026	157
2027	147
2028	138
2029	130
2030 and thereafter	896
Total minimum future rentals	1,640
Less: imputed interest	707
Lease receivables(a)	$933

Current lease receivables(b)	$102
Long-term lease receivables(c)	831
Unguaranteed residual assets	95
Total sales-type lease assets	$1,028
(a)    This amount does not include the unguaranteed residual assets.
(b)    Presented in receivables, net on the consolidated balance sheets.
(c)    Presented in other noncurrent assets on the consolidated balance sheets.
Capital expenditures related to assets subject to sales-type lease arrangements were $69 million for the year ended December 31, 2024. These amounts are reflected as additions to property, plant and equipment in the consolidated statements of cash flows.

The following schedule summarizes our investment in assets held under operating lease by major classes as of December 31, 2024 and 2023:

	December 31,
(Millions of dollars)	2024	2023
Gathering and transportation	$86	$86
Processing and fractionation	1,039	1,000
Pipelines	18	12
Terminals	129	129
Land, building and other	11	10
Property, plant and equipment	1,283	1,237
Less accumulated depreciation	458	396
Total property, plant and equipment, net	$825	$841

27. Commitments and Contingencies
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
At December 31, 2024 and 2023, accrued liabilities for remediation totaled $364 million and $387 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $6 million and $5 million at December 31, 2024 and 2023, respectively.
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
Asset Retirement Obligations
Our short-term asset retirement obligations were $36 million and $24 million at December 31, 2024 and 2023, respectively, and are included in other current liabilities in our consolidated balance sheets. Our long-term asset retirement obligations were $210 million and $218 million at December 31, 2024 and 2023, respectively, which are included in deferred credits and other liabilities in our consolidated balance sheets.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2040. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $212 million as of December 31, 2024.
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
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2024, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
Marathon Oil indemnifications
The separation and distribution agreement and other agreements with Marathon Oil to effect our spinoff provide for cross-indemnities between Marathon Oil and us. In general, Marathon Oil and its successor, ConocoPhillips, is required to indemnify us for any liabilities relating to Marathon Oil’s historical oil and gas exploration and production operations, oil sands mining operations and integrated gas operations, and we are required to indemnify Marathon Oil and its successor, ConocoPhillips, for any liabilities relating to Marathon Oil’s historical refining, marketing and transportation operations. The terms of these indemnifications are indefinite and the amounts are not capped.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $191 million as of December 31, 2024, which primarily consist of a commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee, a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual Commitments and Contingencies
At December 31, 2024, our contractual commitments to acquire property, plant and equipment totaled $260 million. Our contractual commitments to acquire property, plant and equipment totaled $281 million at December 31, 2023.
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

28. Subsequent Event
On February 10, 2025, MPC issued $2.0 billion aggregate principal amount of senior notes in an underwritten public offering consisting of $1.1 billion aggregate principal amount of 5.150 percent senior notes due March 2030 and $900 million aggregate principal amount of 5.700 percent senior notes due March 2035. We intend to use the net proceeds from this offering to repay, redeem or otherwise retire our outstanding $1.250 billion aggregate principal amount of 4.700 percent senior notes due May 2025 and for general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Our “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” are set forth in Item 8.
During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information concerning our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Information concerning our directors is incorporated by reference to “Corporate Governance—Proposal 1. Election of Directors” in our Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2024 (the “Proxy Statement”).
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
The other information required by this Item is incorporated by reference to “Corporate Governance—Board Function and Leadership—Board Committees” and “Other Information—Insider Trading Policies and Procedures” in our Proxy Statement.
Item 11. Executive Compensation
Information required by this Item is incorporated by reference to “Executive Compensation,” “Executive Compensation—Executive Compensation Tables” (excluding the information under the subheading “Pay Versus Performance”) and “Corporate Governance—Non-Employee Director Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management required by this Item is incorporated by reference to “Other Information—Stock Ownership Information” in our Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2024 with respect to shares of our common stock that may be issued under the MPC 2021 Plan, the MPC 2012 Plan and the MPC 2011 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(c)
Equity compensation plans approved by stockholders	1,803,526	$57.50	19,422,757
Equity compensation plan not approved by stockholders	—	—	—
Total	1,803,526	N/A	19,422,757
 (a)     Includes the following:
1)    506,060 stock options granted pursuant to the MPC 2012 Plan and not forfeited, cancelled or expired as of December 31, 2024; and
2)    1,297,466 restricted stock units granted pursuant to the MPC 2021 Plan, the MPC 2012 Plan and the MPC 2011 Plan for shares unissued and not forfeited, cancelled or expired as of December 31, 2024.
(b)    Restricted stock, restricted stock units and performance units are not taken into account in the weighted-average exercise price as such awards have no exercise price.
(c)    Reflects the shares available for issuance pursuant to the MPC 2021 Plan. All granting authority under the MPC 2012 Plan was revoked following the approval of the MPC 2021 Plan by shareholders on April 28, 2021. All granting authority under the MPC 2011 Plan was revoked following the approval of the MPC 2012 Plan by shareholders on April 25, 2012. Shares that (i) relate to grants made pursuant to the MPC 2012 Plan that are forfeited, cancelled or expire unexercised or (ii) are withheld or tendered to satisfy taxes related to vestings of restricted stock units under the MPC 2012 Plan, in each case, become immediately available for issuance under the MPC 2021 Plan.
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
4.1	Indenture, dated as of February 1, 2011, between Marathon Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	10	4.1	3/29/2011	001-35054
4.2	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.3	Description of Securities	10-K	4.3	2/23/2023	001-35054
10	Material Contracts
10.1	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35054
10.2 *	Marathon Petroleum Corporation Second Amended and Restated 2011 Incentive Compensation Plan	S-3	4.3	12/7/2011	333-175286

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.3 *	First Amendment to the Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan	10-Q	10.1	8/3/2015	001-35054
10.4 *	Amended and Restated Marathon Petroleum Corporation 2012 Incentive Compensation Plan	10-K	10.87	2/28/2019	001-35054
10.5 *	First Amendment to the Amended and Restated Marathon Petroleum Corporation 2012 Incentive Compensation Plan	10-K	10.84	2/28/2020	001-35054
10.6 *	Marathon Petroleum Corporation 2021 Incentive Compensation Plan	8-K	10.1	5/4/2021	001-35054
10.7 *	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500
10.8 *	MPLX LP 2012 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.32	2/28/2013	001-35054
10.9 *	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.10*	First Amendment to the MPLX 2018 Incentive Compensation Plan	10-K	10.75	2/28/2020	001-35714
10.11*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.86	2/28/2019	001-35054
10.12*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated October 1, 2024	10-Q	10.4	11/05/2024	001-35054
10.13 *	Marathon Petroleum Executive Deferred Compensation Plan, effective January 1, 2021	10-K	10.73	2/26/2021	001-35054
10.14 *	Marathon Petroleum Executive Deferred Compensation Plan Adoption Agreement, effective January 1, 2021	10-K	10.74	2/26/2021	001-35054
10.15 *	Marathon Petroleum Deferred Compensation Plan (as amended and restated effective December 31, 2023)	10-K	10.44	2/28/2024	001-35054
10.16 *	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Unit Award Agreement – Non-Employee Director	10-K	10.22	2/29/2012	001-35054
10.17 *	Nonqualified Stock Option Award Agreement - Officer	10-Q	10.2	5/9/2019	001-35054
10.18 *	Form of 2020 Officer Stock Option Award Agreement	10-Q	10.3	5/7/2020	001-35054
10.19 *	Form of 2022 MPC Officer Performance Unit Award Agreement – 2022-2024 Performance Cycle	10-K	10.64	2/24/2022	001-35054
10.20 *	Form of 2022 MPC Officer RSU Award Agreement – 3-year Pro Rata Vesting	10-Q	10.5	5/3/2022	001-35054
10.21 *	Form of 2022 MPLX Phantom Unit Award Agreement	10-Q	10.1	5/3/2022	001-35714
10.22 *	Form of 2023 MPC Officer Performance Share Unit Award Agreement – 2023-2025 Performance Period	10-K	10.48	2/23/2023	001-35054
10.23 *	Form of 2023 MPC Officer RSU Award Agreement - 2021 Plan	10-K	10.49	2/23/2023	001-35054
10.24 *	Form of 2023 MPLX Phantom Unit Award Agreement	10-K	10.52	2/23/2023	001-35054
10.25 *	Form of MPC Officer Performance Unit Award Agreement – 2024-2026 Performance Cycle	10-K	10.41	2/28/2024	001-35054
10.26 *	Form of 2024 MPC Officer RSU Award Agreement	10-K	10.42	2/28/2024	001-35054
10.27 *	Form of 2024 MPLX Phantom Unit Award Agreement	10-Q	10.1	4/30/2024	001-35054
10.28 *	Marathon Petroleum Thrift Plan, as amended and restated effective January 1, 2023	10-K	10.50	2/23/2023	001-35054

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.29 *	First Amendment to the Marathon Petroleum Thrift Plan	10-Q	10.3	5/2/2023	001-35054
10.30 *	Second Amendment to the Marathon Petroleum Thrift Plan	10-Q	10.1	8/1/2023	001-35054
10.31 *	Third Amendment to the Marathon Petroleum Thrift Plan	10-K	10.36	2/28/2024	001-35054
10.32 *	Fourth Amendment to the Marathon Petroleum Thrift Plan	10-K	10.37	2/28/2024	001-35054
10.33 *	Fifth Amendment to the Marathon Petroleum Thrift Plan	10-Q	10.2	4/30/2024	001-35054
10.34*	Sixth Amendment to the Marathon Petroleum Thrift Plan	10-Q	10.5	11/05/2024	001-35054
10.35 *	2024 Marathon Petroleum Annual Cash Bonus Program	10-K	10.43	2/28/2024	001-35054
10.36 *	Marathon Petroleum Excess Benefit Plan (as amended and restated effective December 31, 2023)	10-K	10.45	2/28/2024	001-35054
10.37*	Amendment to the Marathon Petroleum Excess Benefit Plan, dated April 10, 2024	10-Q	10.1	8/06/2024	001-35054
10.38*	Amended and Restated Aircraft Time Sharing Agreement, dated as of August 14, 2024, by and between Marathon Petroleum Company LP and Michael J. Hennigan	10-Q	10.1	11/05/2024	001-35054
10.39*	Aircraft Time Sharing Agreement, dated as of August 14, 2024, by and between Marathon Petroleum Company LP and Maryann T. Mannen	10-Q	10.2	11/05/2024	001-35054
10.40
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
10.41
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
		8-K	10.2	7/12/2022	001-35054
10.42*	Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective November 15, 2024					X
10.43*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated effective November 15, 2024					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.44*	First Amendment to Amended and Restated Aircraft Time Sharing Agreement dated as of October 16, 2024, by and between Marathon Petroleum Company LP and Michael J. Hennigan					X
10.45*	Second Amendment to Amended and Restated Aircraft Time Sharing Agreement dated as of November 30, 2024, 2024, by and between Marathon Petroleum Company LP and Michael J. Hennigan					X
10.46*	First Amendment to Aircraft Time Sharing Agreement dated as of October 16, 2024, by and between Marathon Petroleum Company LP and Maryann T. Mannen					X
10.47*	Second Amendment to Aircraft Time Sharing Agreement dated as of November 30, 2024, by and between Marathon Petroleum Company LP and Maryann T. Mannen					X
10.48*	Marathon Petroleum Corporation Senior Leader Change in Control Severance Benefits Plan, as amended and restated effective December 1, 2024					X
10.49*	MPLX LP Senior Leader Change in Control Severance Benefits Plan, as amended and restated effective December 1, 2024					X
10.50*	Seventh Amendment to the Marathon Petroleum Thrift Plan					X
19.1	Trading of Securities Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of Marathon Petroleum Corporation					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X
97.1	Marathon Petroleum Corporation Officer Compensation Clawback Policy	10-K	97.1	2/28/2024	001-35054
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: February 27, 2025	MARATHON PETROLEUM CORPORATION

	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 27, 2025 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Maryann T. Mannen	Director, President and Chief Executive Officer (principal executive officer)
Maryann T. Mannen

/s/ John J. Quaid	Executive Vice President and Chief Financial Officer (principal financial officer)
John J. Quaid

/s/ Erin M. Brzezinski	Vice President and Controller (principal accounting officer)
Erin M. Brzezinski

*	Executive Chairman of the Board of Directors
Michael J. Hennigan

*	Director
Abdulaziz F. Alkhayyal

*	Director
Evan Bayh

*	Director
Charles E. Bunch

*	Director
Jeffrey C. Campbell

*	Director
Jonathan Z. Cohen

*	Director
Kimberly N. Ellison-Taylor

Signature	Title

*	Director
Edward G. Galante

*	Director
Eileen P. Paterson

*	Director
Kim K.W. Rucker

*	Director
Frank M. Semple

*	Director
J. Michael Stice

*	Director
John P. Surma

*	Director
Susan Tomasky
* The undersigned, by signing her name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the registrant, which is being filed herewith on behalf of such directors and officers.

By:	/s/ Maryann T. Mannen	February 27, 2025
Maryann T. Mannen Attorney-in-Fact