Form 10-Q
period 2025-03-31
Marathon Petroleum Corp
filed 2025-05-06
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑        Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☐
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
There were 307,213,828 shares of Marathon Petroleum Corporation common stock outstanding as of April 30, 2025.

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Glossary of Terms
Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaska North Slope crude oil, an oil index benchmark price
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Gasoline Blendstock for Oxygenate Blending
CEC	California Energy Commission
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization (a non-GAAP financial measure)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
JV	Joint Venture
LIFO	Last in, first out, an inventory costing method
mbpd	Thousand barrels per day
MEH	Magellan East Houston crude oil, an oil index benchmark price
MMBtu	One million British thermal units
MPLX	MPLX LP and its consolidated subsidiaries
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
RFS2	Revised Renewable Fuel Standard program, as required by the Energy Independence and Security Act of 2007
RIN	Renewable Identification Number
SEC	U.S. Securities and Exchange Commission
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Revenues and other income:
Sales and other operating revenues	$31,517	$32,706
Income from equity method investments	230	204
Net gain on disposal of assets	—	20
Other income	103	281
Total revenues and other income	31,850	33,211

Costs and expenses:
Cost of revenues (excludes items below)	29,360	29,593
Depreciation and amortization	793	827
Selling, general and administrative expenses	783	779
Other taxes	227	228
Total costs and expenses	31,163	31,427

Income from operations	687	1,784
Net interest and other financial costs	304	179
Income before income taxes	383	1,605
Provision for income taxes	37	293
Net income	346	1,312
Less net income attributable to:
Redeemable noncontrolling interest	—	10
Noncontrolling interests	420	365
Net income (loss) attributable to MPC	$(74)	$937

Per share data (See Note 7)
Basic:
Net income (loss) attributable to MPC per share	$(0.24)	$2.59
Weighted average shares outstanding	313	361

Diluted:
Net income (loss) attributable to MPC per share	$(0.24)	$2.58
Weighted average shares outstanding	313	362
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Net income	$346	$1,312
Defined benefit plans:
Actuarial changes, net of tax of $3 and $1, respectively	11	2
Prior service, net of tax of $(2) and $(3), respectively	(6)	(11)
Other, net of tax of $— and $(1), respectively	—	(3)
Other comprehensive income (loss)	5	(12)
Comprehensive income	351	1,300
Less comprehensive income attributable to:
Redeemable noncontrolling interest	—	10
Noncontrolling interests	420	365
Comprehensive income (loss) attributable to MPC	$(69)	$925
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(Millions of dollars, except share data)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$3,812	$3,210
Receivables, less allowance for doubtful accounts of $31 and $73, respectively	12,114	11,145
Inventories	10,488	9,568
Other current assets	726	524
Total current assets	27,140	24,447
Equity method investments	7,095	6,857
Property, plant and equipment, net	34,943	35,028
Goodwill	8,244	8,244
Right of use assets	1,249	1,300
Other noncurrent assets	2,962	2,982
Total assets	$81,633	$78,858

Liabilities
Accounts payable	$14,748	$13,906
Payroll and benefits payable	1,155	1,096
Accrued taxes	1,265	1,204
Debt due within one year	4,065	3,049
Operating lease liabilities	410	417
Other current liabilities	1,082	1,155
Total current liabilities	22,725	20,827
Long-term debt	26,845	24,432
Deferred income taxes	5,759	5,771
Defined benefit postretirement plan obligations	1,176	1,157
Long-term operating lease liabilities	817	860
Deferred credits and other liabilities	1,246	1,305
Total liabilities	58,568	54,352

Commitments and contingencies (see Note 22)
Redeemable noncontrolling interest	—	203

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 994 million and 994 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 685 million and 678 million shares	(53,662)	(52,623)
Additional paid-in capital	33,668	33,624
Retained earnings	36,489	36,848
Accumulated other comprehensive loss	(109)	(114)
Total MPC stockholders’ equity	16,396	17,745
Noncontrolling interests	6,669	6,558
Total equity	23,065	24,303
Total liabilities, redeemable noncontrolling interest and equity	$81,633	$78,858
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Operating activities:
Net income	$346	$1,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and debt discount	12	(24)
Depreciation and amortization	793	827
Pension and other postretirement benefits, net	15	33
Deferred income taxes	(28)	(35)
Net gain on disposal of assets	—	(20)
Income from equity method investments	(230)	(204)
Distributions from equity method investments	227	262
Changes in the fair value of derivative instruments	(16)	37
Changes in:
Current receivables	(928)	(964)
Inventories	(920)	(462)
Current liabilities and other current assets	788	999
Right of use assets and operating lease liabilities, net	2	1
All other, net	(125)	(230)
Net cash provided by (used in) operating activities	(64)	1,532

Investing activities:
Additions to property, plant and equipment	(663)	(585)
Acquisitions, net of cash acquired	(237)	(622)
Disposal of assets	1	1
Investments – acquisitions and contributions	(132)	(125)
– redemptions, repayments, return of capital and sales proceeds	21	—
Purchases of short-term investments	—	(1,661)
Sales of short-term investments	—	193
Maturities of short-term investments	—	1,885
All other, net	87	90
Net cash used in investing activities	(923)	(824)

Financing activities:
Long-term debt – borrowings	4,372	—
– repayments	(930)	(17)
Debt issuance costs	(36)	—
Issuance of common stock	23	11
Common stock repurchased	(1,057)	(2,218)
Dividends paid	(285)	(299)
Distributions to noncontrolling interests	(370)	(337)
Repurchases of noncontrolling interests	(100)	(75)
All other, net	(28)	(42)
Net cash provided by (used in) financing activities	1,589	(2,977)

Net change in cash, cash equivalents and restricted cash	602	(2,269)
Cash, cash equivalents and restricted cash at beginning of period(a)	3,211	5,446
Cash, cash equivalents and restricted cash at end of period(a)	$3,813	$3,177

(a)Restricted cash is included in other current assets on our consolidated balance sheets.
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	994	$10	(678)	$(52,623)	$33,624	$36,848	$(114)	$6,558	$24,303	$203
Net income (loss)	—	—	—	—	—	(74)	—	420	346	—
Dividends declared on common stock ($0.91 per share)	—	—	—	—	—	(285)	—	—	(285)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(364)	(364)	(6)
Other comprehensive income	—	—	—	—	—	—	5	—	5	—
Shares repurchased	—	—	(7)	(1,039)	—	—	—	—	(1,039)	—
Share-based compensation	—	—	—	—	19	—	—	(3)	16	—
Equity transactions of MPLX	—	—	—	—	25	—	—	58	83	(197)
Balance as of March 31, 2025	994	$10	(685)	$(53,662)	$33,668	$36,489	$(109)	$6,669	$23,065	$—

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	993	$10	(625)	$(43,502)	$33,465	$34,562	$(131)	$6,100	$30,504	$895
Net income	—	—	—	—	—	937	—	365	1,302	10
Dividends declared on common stock ($0.825 per share)	—	—	—	—	—	(299)	—	—	(299)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(314)	(314)	(23)
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)	—
Shares repurchased	—	—	(13)	(2,172)	—	—	—	—	(2,172)	—
Share-based compensation	—	—	—	—	(7)	(1)	—	(1)	(9)	—
Equity transactions of MPLX	—	—	—	—	72	—	—	138	210	(321)
Balance as of March 31, 2024	993	$10	(638)	$(45,674)	$33,530	$35,199	$(143)	$6,288	$29,210	$561

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
1. Description of the Business and Basis of Presentation
Description of the Business
We are a leading, integrated, downstream and midstream energy company headquartered in Findlay, Ohio. We operate one of the nation's largest refining systems. We sell refined products to wholesale marketing customers domestically and internationally, to buyers on the spot market and to independent entrepreneurs who operate branded outlets. We also sell transportation fuel to consumers through direct dealer locations under long-term supply contracts. MPC’s midstream operations are primarily conducted through MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We own the general partner and a majority limited partner interest in MPLX. See Note 3. In addition, we produce and market renewable diesel in the United States.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.
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
In the fourth quarter of 2024, we established a Renewable Diesel segment, which includes renewable diesel activities historically reported in the Refining & Marketing segment. Prior period segment information has been recast for comparability. See Notes 9 and 17 for prior period recast information.
2. Accounting Standards and Disclosure Rules
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
SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their annual reports. As part of the disclosures, material impacts from severe weather events and other natural conditions will be required in the audited financial statements. In April 2024, the SEC voluntarily stayed the rules pending judicial review before ultimately voting to withdraw its defense of the rule in March 2025. We will continue to monitor and evaluate any changes to the status of this rulemaking.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued an ASU to update income tax disclosure requirements to provide consistent categories and greater disaggregation of information in the rate reconciliation and to disaggregate income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. This ASU will result in additional disclosure.
3. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of March 31, 2025, we owned approximately 63 percent of the outstanding MPLX common units compared to approximately 64 percent as of December 31, 2024. Our ownership was impacted by changes in the redeemable non-controlling interest and unit repurchases.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per unit data)	2025	2024
Number of common units repurchased	2	2
Cash paid for common units repurchased	$100	$75
Average cost per unit	$52.48	$40.04
As of March 31, 2025, MPLX had approximately $420 million remaining under its unit repurchase authorization.
Preferred Units
The Series A preferred units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event, which is outside MPLX’s control. Therefore, they are presented as temporary equity in the mezzanine section of our consolidated balance sheets.
During 2023 and 2024, certain Series A preferred unitholders exercised their rights to convert their Series A preferred units into common units. Approximately 6 million Series A preferred units were outstanding as of December 31, 2024. On February 11, 2025, MPLX exercised its right to convert the remaining outstanding Series A preferred units into common units.
For a summary of changes in the redeemable preferred balance, see the accompanying consolidated statements of equity and redeemable noncontrollable interest.
Agreements
We have various long-term, fee-based commercial agreements with MPLX. Under these agreements, MPLX provides transportation, storage, distribution and marketing services to us. With certain exceptions, these agreements generally contain minimum volume commitments. These transactions are eliminated in consolidation but are reflected as intersegment transactions among our Refining & Marketing, Renewable Diesel and Midstream segments. We also have agreements with MPLX that establish fees for operational and management services provided between us and MPLX and for executive management services and certain general and administrative services provided by us to MPLX. These transactions are eliminated in consolidation but are reflected as intersegment transactions between corporate and our Midstream segment.

Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Increase due to change in ownership	$39	$108
Tax impact	(14)	(36)
Increase in MPC's additional paid-in capital, net of tax	$25	$72
4. Acquisitions and Other Transactions
Whiptail Midstream Acquisition
On March 11, 2025, MPLX acquired gathering businesses from Whiptail Midstream, LLC for $237 million in cash. These San Juan basin assets consist primarily of crude and natural gas gathering systems in the Four Corners region. The acquisition was accounted for as a business combination, which requires all the identifiable assets acquired and liabilities assumed to be remeasured to fair value at the date of acquisition. The preliminary determination of the fair value includes $172 million of property, plant and equipment, $41 million of intangibles and $24 million of net working capital. The allocation is subject to revision, as certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the final valuation of assets acquired and liabilities assumed. The final valuation will be completed no later than one year from the acquisition date. The results for the acquired business are reported within our Midstream segment.
Utica Midstream Acquisition
On March 22, 2024, MPLX used $625 million of cash to purchase additional ownership interest in existing joint ventures and gathering assets, which will enhance MPLX’s position in the Utica basin. Prior to the acquisition, MPLX owned an indirect interest in Ohio Gathering Company, L.L.C. (“OGC”) and a direct interest in Ohio Condensate Company, L.L.C. (“OCC”). After giving effect to the acquisition, MPLX owns a combined direct and indirect 73 percent interest in OGC and a 100 percent interest in OCC. In addition, MPLX acquired a 100 percent interest in a dry gas gathering system in the Utica basin. OGC continues to be accounted for as an equity method investment as MPLX did not obtain control of OGC as a result of the transaction. OGC is considered a VIE and MPLX is not deemed to be the primary beneficiary due to voting rights on significant matters. The acquisition date fair value of our investment in OGC exceeded our portion of the underlying net assets of the joint venture by approximately $75 million. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. OCC was previously accounted for as an equity method investment, and it is now consolidated and included in our consolidated financial results.
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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,534	$1,519
Receivables, less allowance for doubtful accounts	930	731
Inventories	186	180
Other current assets	33	29
Equity method investments	4,751	4,531
Property, plant and equipment, net	19,147	19,154
Goodwill	7,645	7,645
Right of use assets	286	273
Other noncurrent assets	1,527	1,513

Liabilities
Accounts payable	$700	$719
Accrued taxes	76	82
Debt due within one year	2,697	1,693
Operating lease liabilities	47	45
Other current liabilities	323	370
Long-term debt	19,721	19,255
Deferred income taxes	18	18
Long-term operating lease liabilities	227	217
Deferred credits and other liabilities	448	445
6. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Sales to related parties	$320	$271
Purchases from related parties	705	580
Sales to related parties, which are included in sales and other operating revenues, consist primarily of refined product sales and renewable feedstock sales to certain of our equity affiliates.
Purchases from related parties are included in cost of revenues. We obtain utilities, transportation services and purchase ethanol and renewable diesel from certain of our equity affiliates.

7. Earnings (Loss) Per Share
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

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Basic earnings (loss) per share:
Allocation of earnings
Net income (loss) attributable to MPC	$(74)	$937
Income allocated to participating securities	—	(1)
Income (loss) available to common stockholders - basic	$(74)	$936

Weighted average common shares outstanding	313	361
Basic earnings (loss) per share	$(0.24)	$2.59

Diluted earnings (loss) per share:
Allocation of earnings
Net income (loss) attributable to MPC	$(74)	$937
Income allocated to participating securities	—	(1)
Income (loss) available to common stockholders - diluted	$(74)	$936

Weighted average common shares outstanding	313	361
Effect of dilutive securities	—	1
Weighted average common shares, including dilutive effect	313	362
Diluted earnings (loss) per share	$(0.24)	$2.58
Potential common shares that were anti-dilutive and, therefore, omitted from the diluted share calculation, were immaterial for all periods.
8. Equity
On November 5, 2024, MPC announced that our board of directors approved a $5.0 billion share repurchase authorization in addition to the $5.0 billion share repurchase authorization announced on April 30, 2024. As of March 31, 2025, $6.72 billion remained available for repurchase under the share repurchase authorizations. These share repurchase authorizations have no expiration date.
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
Total share repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Number of shares repurchased	7	13
Cash paid for shares repurchased	$1,057	$2,218
Average cost per share(a)	$147.87	$168.05
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
Our chief operating decision maker (“CODM”) evaluates the performance of our segments using segment adjusted EBITDA. Our CODM is our chief executive officer. The CODM uses adjusted EBITDA by segment results when making decisions about allocating capital and personnel as part of the annual business plan process and ongoing monitoring of performance. Amounts included in income before income taxes and excluded from adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) turnaround expenses; and (iv) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures.

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$489	$1,986
Midstream	1,720	1,589
Renewable Diesel	(42)	(90)
Total reportable segments	$2,167	$3,485

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$2,167	$3,485
Corporate	(192)	(204)
Refining & Renewable Diesel planned turnaround costs	(465)	(648)
Renewable Diesel JV planned turnaround costs(a)	(8)	—
Depreciation and amortization	(793)	(827)
Renewable Diesel JV depreciation and amortization(a)	(22)	(22)
Net interest and other financial costs	(304)	(179)
Income before income taxes	$383	$1,605
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included in the Renewable Diesel segment.

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$29,457	$30,974
Intersegment revenues	40	47
Refining & Marketing segment revenues	29,497	31,021

Midstream
Revenues from external customers(a)	1,441	1,221
Intersegment revenues	1,469	1,403
Midstream segment revenues	2,910	2,624

Renewable Diesel
Revenues from external customers(a)	619	511
Intersegment revenues	7	6
Renewable Diesel segment revenues	626	517

Total segment revenues	33,033	34,162
Less: intersegment revenues	1,516	1,456
Consolidated sales and other operating revenues(a)	$31,517	$32,706
(a)    Includes sales to related parties. See Note 6 for additional information. See Note 17 for the disaggregation of our revenue from external customers by segment and product line.

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Income from equity method investments
Refining & Marketing	$5	$10
Midstream	209	181
Renewable Diesel	16	13
Total segment income from equity method investments	230	204
Corporate	—	—
Consolidated income from equity method investments	$230	$204

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Segment expenses
Refining & Marketing
Cost of purchases	$25,658	$25,925
Refining operating costs	1,472	1,465
Distribution costs	1,478	1,415
Other segment items(a)	405	240
Refining & Marketing segment expenses	$29,013	$29,045

Midstream
Other segment items(b)	1,399	1,216
Midstream segment expenses	$1,399	$1,216

Renewable Diesel
Operating costs	70	67
Distribution costs	22	32
Other segment items(c)	592	521
Renewable Diesel segment expenses	$684	$620
(a)    Other segment items for the Refining & Marketing segment include costs that are reimbursed by customers through commercial arrangements, as well as LIFO inventory adjustments.
(b)    Other segment items for the Midstream segment include operating expenses and purchased product costs. For purposes of managing the Midstream segment of MPC, the CODM is only provided consolidated Midstream expense information.
(c)    Other segment items for the Renewable Diesel segment include purchased product costs.

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Depreciation and amortization
Refining & Marketing	406	444
Midstream	351	343
Renewable Diesel(a)	18	16
Total segment depreciation and amortization	775	803
Corporate	18	24
Consolidated depreciation and amortization	$793	$827
(a)    Excludes our pro-rata share of Renewable Diesel JV depreciation and amortization of $22 million in both the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Capital expenditures
Refining & Marketing	$362	$290
Midstream	386	327
Renewable Diesel	1	1
Total segment capital expenditures and investments	749	618
Less investments in equity method investees	132	125
Plus:
Corporate	9	6
Capitalized interest	18	12
Consolidated capital expenditures(a)	$644	$511
(a)Includes changes in capital expenditure accruals. See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the three months ended March 31, 2025 and 2024 as reported in the consolidated statements of cash flows.
10. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Interest income	$(46)	$(101)
Interest expense	352	341
Interest capitalized	(18)	(12)
Pension and other postretirement non-service costs(a)	5	(11)
Investments - net premium (discount) amortization	—	(39)
Other financial costs	11	1
Net interest and other financial costs	$304	$179
(a)See Note 21.
11. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $37 million for the three months ended March 31, 2025, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests and discrete state tax benefits.
We recorded a combined federal, state and foreign income tax provision of $293 million for the three months ended March 31, 2024, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
12. Inventories

(Millions of dollars)	March 31, 2025	December 31, 2024
Crude oil and other feedstocks	$3,613	$3,185
Refined products	5,661	5,137
Materials and supplies	1,214	1,246
Total	$10,488	$9,568
Inventories are carried at the lower of cost or market value. Costs of crude oil and other feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.

13. Property, Plant and Equipment (PP&E)

	March 31, 2025			December 31, 2024
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$33,269	$19,384	$13,885	$32,965	$19,015	$13,950
Midstream	30,991	11,099	19,892	30,697	10,798	19,899
Renewable Diesel	968	347	621	976	338	638
Corporate	1,699	1,154	545	1,679	1,138	541
Total	$66,927	$31,984	$34,943	$66,317	$31,289	$35,028
14. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2025
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$190	$—	$—	$(186)	$4	$39
Liabilities:
Commodity contracts	$205	$—	$—	$(205)	$—	$—
Embedded derivatives in commodity contracts	—	—	62	—	62	—

	December 31, 2024
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$139	$—	$—	$(132)	$7	$16
Liabilities:
Commodity contracts	$144	$—	$—	$(144)	$—	$—
Embedded derivatives in commodity contracts	—	—	58	—	58	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2025, cash collateral of $19 million was netted with mark-to-market derivative liabilities. As of December 31, 2024, cash collateral of $12 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at March 31, 2025 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.71 to $1.53 per gallon with a weighted average of $0.86 per gallon and (2) a 100 percent probability of renewal for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.

The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Beginning balance	$58	$61
Unrealized and realized loss included in net income(a)	7	12
Settlements of derivative instruments	(3)	(4)
Ending balance	$62	$69

The amount of total loss for the period included in earnings attributable to the change in unrealized loss relating to liabilities still held at the end of period(a):	$7	$11
(a)    The loss is included in cost of revenues on the consolidated statements of income.
Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures relate to acquisitions as discussed in Note 4.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $30.4 billion and $28.5 billion at March 31, 2025, respectively, and approximately $26.9 billion and $25.0 billion at December 31, 2024, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs, which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of March 31, 2025 and December 31, 2024 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	March 31, 2025		December 31, 2024
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$190	$205	$139	$144
Other current liabilities(a)	—	9	—	10
Deferred credits and other liabilities(a)	—	53	—	48
(a)     Includes embedded derivatives.

The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of March 31, 2025.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	70.8%	54,644	60,286
Refined products	85.9%	29,388	35,639
Blending products	74.5%	7,422	5,786
Soybean oil	86.8%	1,055	1,220
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 15,537 long and 15,402 short and Refined products - 600 long and 495 short. There are no spread contracts for blending products or soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(Millions of dollars)	Three Months Ended March 31,
Income Statement Location	2025	2024
Cost of revenues	$(67)	$(74)
Other income	2	—
Total	$(65)	$(74)
16. Debt
Our outstanding borrowings at March 31, 2025 and December 31, 2024 consisted of the following:

(Millions of dollars)	March 31, 2025	December 31, 2024
MPC:
Senior notes	$7,699	$5,699
MARAD debt	168	174
Finance lease obligations	704	718
Total	8,571	6,591

MPLX:
Senior notes	22,700	21,200
Finance lease obligations	8	6
Total	22,708	21,206

Total debt	31,279	27,797
Unamortized debt issuance costs	(175)	(142)
Unamortized discount, net of unamortized premium	(194)	(174)
Amounts due within one year	(4,065)	(3,049)
Total long-term debt due after one year	$26,845	$24,432

MPC Senior Notes
On February 10, 2025, MPC issued $2.0 billion in aggregate principal amount of senior notes in an underwritten public offering, consisting of $1.1 billion aggregate principal amount of 5.150 percent senior notes due March 2030 and $900 million aggregate principal amount of 5.700 percent senior notes due March 2035. The senior notes offering was intended to replace the $750 million aggregate principal amount of 3.625 percent senior notes that matured in September 2024 and refinance the $1.250 billion aggregate principal amount of 4.700 percent senior notes that matured on May 1, 2025.

MPLX Senior Notes
On February 18, 2025, MPLX repaid all of MPLX's outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025 at maturity.
On March 10, 2025, MPLX issued $2.0 billion in aggregate principal amount of senior notes in an underwritten public offering, consisting of $1.0 billion aggregate principal amount of 5.400 percent senior notes due April 2035 and $1.0 billion aggregate principal amount of 5.950 percent senior notes due April 2055. On April 9, 2025, MPLX used a portion of the net proceeds from this offering to redeem all of (i) MPLX LP’s outstanding $1,189 million aggregate principal amount of 4.875 percent senior notes due June 2025 and (ii) MarkWest Energy Partners, L.P.’s outstanding $11 million aggregate principal amount of 4.875 percent senior notes due June 2025. MPLX intends to use the remaining net proceeds for general partnership purposes.
Available Capacity under our Credit Facilities as of March 31, 2025

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
17. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Refining & Marketing
Refined products	$27,427	$28,737
Crude oil	1,565	1,788
Services and other	465	449
Total revenues from external customers	29,457	30,974

Midstream
Refined products	530	373
Services and other	911	848
Total revenues from external customers	1,441	1,221

Renewable Diesel
Refined products	615	510
Services and other	4	1
Total revenues from external customers	619	511

Sales and other operating revenues	$31,517	$32,706
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of March 31, 2025, we do not have future performance obligations that are material to future periods.

Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for doubtful accounts primarily consists of customer receivables. Significant, non-customer balances included in our receivables at March 31, 2025 include matching buy/sell receivables of $5.18 billion.
18. Supplemental Cash Flow Information

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$344	$359
Net income taxes paid to (received from) taxing authorities(a)	85	(22)
Non-cash investing and financing activities:
Contribution of assets(b)	115	—
(a)    2025 includes $111 million paid to third parties for transferable tax credits.
(b)    Represents the book value of assets contributed by MPLX to a joint venture.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Additions to property, plant and equipment per the consolidated statements of cash flows	$663	$585
Decrease in capital accruals	(19)	(74)
Total capital expenditures	$644	$511
19. Other Current Liabilities
The following summarizes the components of other current liabilities:

(Millions of dollars)	March 31, 2025	December 31, 2024
Environmental credits liability	$437	$422
Accrued interest payable	289	314
Other current liabilities	356	419
Total other current liabilities	$1,082	$1,155

20. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2023	$(261)	$129	$1	$(131)
Other comprehensive income (loss) before reclassifications, net of tax of $(1)	2	(1)	(3)	(2)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(8)	(5)	—	(13)
Amortization of actuarial loss(a)	1	—	—	1
Tax effect	1	1	—	2
Other comprehensive loss	(4)	(5)	(3)	(12)
Balance as of March 31, 2024	$(265)	$124	$(2)	$(143)

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2024	$(235)	$122	$(1)	$(114)
Other comprehensive income before reclassifications, net of tax of $2	5	3	—	8
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(2)	(6)	—	(8)
Amortization of actuarial loss(a)	4	—	—	4
Tax effect	—	1	—	1
Other comprehensive income (loss)	7	(2)	—	5
Balance as of March 31, 2025	$(228)	$120	$(1)	$(109)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.
21. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Pension Benefits
Service cost	$55	$54
Interest cost	37	30
Expected return on plan assets	(37)	(37)
Amortization of prior service credit	(2)	(8)
Amortization of actuarial loss	4	1
Net periodic pension benefit cost	$57	$40

Other Benefits
Service cost	$5	$5
Interest cost	9	8
Amortization of prior service credit	(6)	(5)
Net periodic other benefit cost	$8	$8
The components of net periodic benefit cost, other than the service cost component, are included in net interest and other financial costs on the consolidated statements of income.

During the three months ended March 31, 2025, we made contributions of $36 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $3 million and $12 million, respectively, during the three months ended March 31, 2025.
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
At March 31, 2025 and December 31, 2024, accrued liabilities for remediation totaled $357 million and $364 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $4 million and $6 million at March 31, 2025 and December 31, 2024, respectively.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2040. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $212 million as of March 31, 2025.
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
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of March 31, 2025, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $232 million as of March 31, 2025, which primarily consist of a commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee, a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a payment guaranty of an unsecured bank term loan for which BANGL, LLC is the borrower and obligor, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, particularly Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosures about Market Risk, includes forward-looking statements that are subject to risks, contingencies or uncertainties. You can identify forward-looking statements by words such as “anticipate,” “believe,” “commitment,” “could,” “design,” “estimate,” “expect,” “focus,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “policy,” “position,” “potential,” “predict,” “priority,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes.
Forward-looking statements include, among other things, statements regarding:
•future financial and operating results;
•environmental, social and governance (“ESG”) plans and goals, including those related to greenhouse gas emissions and intensity, freshwater withdraw intensity, inclusion and ESG reporting;
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
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including tariffs, inflation, interest rates, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs or renewable diesel and other renewable fuels, or taxation;
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
•volatility in or degradation of general economic, market, industry or business conditions, including as a result of pandemics, other infectious disease outbreaks, natural hazards, extreme weather events, regional conflicts such as hostilities in the Middle East and in Ukraine, tariffs, inflation, or rising interest rates;
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
•personnel changes; and
•the imposition of windfall profit taxes, maximum margin penalties, minimum inventory requirements or refinery maintenance and turnaround supply plans on companies operating in the energy industry in California or other jurisdictions.
For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.
EXECUTIVE SUMMARY
Business Update
Our first quarter results versus the first quarter of 2024 reflect a lower refining margin environment. Longer term, global demand growth is expected to outpace the net impact of capacity additions and rationalizations through the end of the decade. We anticipate these fundamentals, as well as the U.S. refining industry’s current structural advantages over the rest of the world, will support a constructive environment for U.S. refiners.

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
Strategic Updates
Midstream Growth Transactions
BANGL, LLC Acquisition
MPLX entered into a definitive agreement in February 2025 to acquire the remaining 55 percent interest in BANGL, LLC not already owned by MPLX for $715 million, plus an additional earnout provision of up to $275 million. The earnout provision requires annual calculations and payments based on targeted EBITDA growth from 2026 to 2029 up to the maximum amount of $275 million. The transaction is expected to close in July 2025, and is subject to customary closing conditions.
Whiptail Midstream Acquisition
On March 11, 2025, MPLX acquired gathering businesses from Whiptail Midstream, LLC for $237 million in cash. These San Juan basin assets consist primarily of crude and natural gas gathering systems in the Four Corners region, and enhance MPLX’s strategic relationship with MPC. The preliminary determination of the fair value includes $172 million of property, plant and equipment, $41 million of intangibles and $24 million of net working capital. The preliminary values are subject to revision and may result in adjustments as valuations are finalized.
See Note 4 to the unaudited consolidated financial statements for additional information on this transaction.
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
Select results are reflected in the following table.

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$489	$1,986
Midstream	1,720	1,589
Renewable Diesel	(42)	(90)
Total reportable segments	$2,167	$3,485

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$2,167	$3,485
Corporate	(192)	(204)
Refining & Renewable Diesel planned turnaround costs	(465)	(648)
Renewable Diesel JV planned turnaround costs(a)	(8)	—
Depreciation and amortization	(793)	(827)
Renewable Diesel JV depreciation and amortization(a)	(22)	(22)
Net interest and other financial costs	(304)	(179)
Income before income taxes	$383	$1,605

Net income (loss) attributable to MPC per diluted share	$(0.24)	$2.58
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
Net loss attributable to MPC was $74 million, or $(0.24) per diluted share, for the first quarter of 2025 compared to net income attributable to MPC of $937 million, or $2.58 per diluted share, for the first quarter of 2024. The decrease was largely due to lower Refining & Marketing margins.

Refer to the Results of Operations section for a discussion of consolidated financial results and Segment Results for the first quarter of 2025 as compared to the first quarter of 2024.
MPLX
We owned approximately 647 million MPLX common units as of March 31, 2025, with a market value of $34.65 billion based on the March 31, 2025 closing price of $53.52 per common unit. On April 29, 2025, MPLX declared a quarterly cash distribution of $0.9565 per common unit payable on May 16, 2025 to unitholders of record on May 9, 2025. MPC’s portion of this distribution is approximately $619 million.
We received limited partner distributions of $619 million from MPLX in the three months ended March 31, 2025 and $550 million in the three months ended March 31, 2024.
During the three months ended March 31, 2025, MPLX repurchased approximately 2 million MPLX common units at an average cost per unit of $52.48 and paid $100 million of cash. As of March 31, 2025, approximately $420 million remained available under the authorization for future unit repurchases.
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
Our Renewable Diesel segment adjusted EBITDA is affected by changes in operating costs, distribution costs, throughput and certain regulatory credits.

RESULTS OF OPERATIONS
The following discussion includes comments and analysis relating to our results of operations. This discussion should be read in conjunction with Item 1. Financial Statements and is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Consolidated Results of Operations

	Three Months Ended March 31,
(Millions of dollars)	2025	2024	Variance
Revenues and other income:
Sales and other operating revenues	$31,517	$32,706	$(1,189)
Income from equity method investments	230	204	26
Net gain on disposal of assets	—	20	(20)
Other income	103	281	(178)
Total revenues and other income	31,850	33,211	(1,361)

Costs and expenses:
Cost of revenues (excludes items below)	29,360	29,593	(233)
Depreciation and amortization	793	827	(34)
Selling, general and administrative expenses	783	779	4
Other taxes	227	228	(1)
Total costs and expenses	31,163	31,427	(264)

Income from operations	687	1,784	(1,097)
Net interest and other financial costs	304	179	125
Income before income taxes	383	1,605	(1,222)
Provision for income taxes	37	293	(256)
Net income	346	1,312	(966)
Less net income attributable to:
Redeemable noncontrolling interest	—	10	(10)
Noncontrolling interests	420	365	55
Net income (loss) attributable to MPC	$(74)	$937	$(1,011)
First Quarter 2025 Compared to First Quarter 2024
Net income attributable to MPC decreased $1.01 billion in the first quarter of 2025 compared to the first quarter of 2024 primarily due to lower Refining & Marketing margins.
Revenues and other income decreased $1.36 billion primarily due to:
•decreased sales and other operating revenues of $1.19 billion primarily due to decreased Refining & Marketing segment average refined product sales prices of $0.22 per gallon, partially offset by increased refined product sales volumes of 204 mbpd; and
•decreased other income of $178 million mainly due to the absence of insurance proceeds received in the first quarter of 2024.
Costs and expenses decreased $264 million primarily due to decreased cost of revenues of $233 million primarily due to decreased finished product purchases and lower contract services and material and supply expenses related to decreased turnaround activity, partially offset by increased purchases from our Martinez Renewables joint venture and increased energy costs.
Net interest and other financial costs increased $125 million largely due to decreased interest income and discount amortization, primarily due to the absence of short-term investments held in 2024.
We recorded a combined federal, state and foreign income tax provision of $37 million for the three months ended March 31, 2025, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests and discrete state tax benefits. We recorded a combined federal, state and foreign income tax provision of $293 million for the three months ended March 31, 2024, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests partially offset by state taxes.
Net income attributable to noncontrolling interests increased $55 million primarily due to an increase in MPLX’s net income in the first quarter of 2025. See further discussion in the Midstream Segment Results section.
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
Our segment adjusted EBITDA for reportable segments was $2.17 billion and $3.49 billion for the three months ended March 31, 2025 and 2024, respectively.

Refining & Marketing
The following includes key financial and operating data for the first quarter of 2025 compared to the first quarter of 2024.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended March 31,
	2025	2024
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,849	2,656
Refining & Marketing margin per barrel(a)(b)	$13.38	$19.35
Less:
Refining operating costs per barrel(c)	5.74	6.06
Distribution costs per barrel(d)	5.77	5.85
Other income per barrel(e)	(0.04)	(0.78)
Refining & Marketing segment adjusted EBITDA per barrel	$1.91	$8.22

Refining planned turnaround costs per barrel	$1.77	$2.68
Depreciation and amortization per barrel	1.58	1.84
Per barrel fees paid to MPLX included in distribution costs above	3.86	4.00
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

	Three Months Ended March 31,
	2025	2024
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$1.98	$2.13
Chicago ULSD	2.12	2.48
USGC CBOB unleaded regular gasoline	1.98	2.23
USGC ULSD	2.29	2.62
LA CARBOB	2.36	2.58
LA CARB diesel	2.38	2.67

Market Indicators (dollars per barrel)
WTI	$71.42	$76.91
MEH	72.81	78.85
ANS	75.96	81.43
Crack Spreads:
Mid-Continent WTI 3-2-1	$9.40	$15.46
USGC MEH 3-2-1	10.02	16.49
West Coast ANS 3-2-1	18.57	24.22
Blended 3-2-1(a)	11.31	17.62

Crude Oil Differentials:
Sweet	$(0.80)	$(1.31)
Sour	(3.25)	(5.67)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/42/18 percent effective April 1, 2024 and 40/40/20 percent for prior periods.

First Quarter 2025 Compared to First Quarter 2024
Refining & Marketing segment revenues decreased $1.52 billion primarily due to decreased average refined product sales prices of $0.22 per gallon, partially offset by increased refined product sales volumes of 204 mbpd.
Net refinery throughput increased 193 mbpd during the first quarter of 2025 largely due to decreased turnaround activity during the quarter.
Refining & Marketing segment adjusted EBITDA decreased $1.50 billion primarily due to decreases in per barrel margins. Refining & Marketing segment adjusted EBITDA was $1.91 per barrel for the first quarter of 2025, versus $8.22 per barrel for the first quarter of 2024.
Refining & Marketing margin was $13.38 per barrel for the first quarter of 2025 compared to $19.35 per barrel for the first quarter of 2024. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $1.7 billion on Refining & Marketing margin for the first quarter of 2025 compared to the first quarter of 2024, primarily due to lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $500 million on Refining & Marketing segment adjusted EBITDA in the first quarter of 2025 compared to the first quarter of 2024.
For the three months ended March 31, 2025, refining operating costs, excluding depreciation and amortization, increased $7 million primarily due to higher energy costs, partially offset by decreased maintenance costs and expenses for projects conducted during turnaround activity. Refining operating costs, excluding depreciation and amortization, decreased $0.32 per barrel due to higher throughput.
Distribution costs, excluding depreciation and amortization, increased $63 million and include fees paid to MPLX of $990 million and $967 million for the first quarter of 2025 and 2024, respectively. Distribution costs, excluding depreciation and amortization, decreased $0.08 per barrel due to higher throughput.
Other income decreased $180 million, or $0.74 per barrel, largely due to the absence of insurance proceeds received in the first quarter of 2024.
Refining planned turnaround costs decreased $0.91 per barrel, or $193 million, due to the scope and timing of turnaround activity.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $354 million and $301 million in the first quarter of 2025 and 2024, respectively. The RINs expense is included in Refining & Marketing margin. The increase in the first quarter of 2025 was primarily due to increased obligated volumes, partially offset by higher RINs generated and acquired from our Martinez Renewables joint venture and lower sale activity.

Supplemental Refining & Marketing Statistics

	Three Months Ended March 31,
	2025	2024
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	89	82

Refinery throughput (mbpd):
Crude oil refined	2,623	2,427
Other charge and blendstocks	226	229
Net refinery throughput	2,849	2,656

Sour crude oil throughput percent	46	46
Sweet crude oil throughput percent	54	54

Refined product yields (mbpd):
Gasoline	1,485	1,370
Distillates	1,029	936
Propane	67	64
NGLs and petrochemicals	162	166
Heavy fuel oil	74	69
Asphalt	74	81
Total	2,891	2,686

Refined product export sales volumes (mbpd)(b)	387	308
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Represents fully loaded refined product export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the first quarter of 2025 compared to the first quarter of 2024.

Midstream Sales and Other Operating Revenues
Q1 2025
$1,441
$1,469
$2,910
Q1 2024
$1,221
$1,403
$2,624
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for partnership-operated equity method investments.

	Three Months Ended March 31,
Benchmark Prices	2025	2024
Natural Gas NYMEX HH (per MMBtu)	$3.87	$2.09
C2 + NGL Pricing (per gallon)(a)	$0.93	$0.89
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline.
First Quarter 2025 Compared to First Quarter 2024
In the first quarter of 2025, Midstream segment adjusted EBITDA increased $131 million mainly due to increased sales and operating revenues of $286 million resulting from fee escalations, higher throughputs, contributions from recent acquisitions and a $37 million non-recurring benefit associated with a customer agreement.
Renewable Diesel
The following includes key financial and operating data for the first quarter of 2025 compared to the first quarter of 2024.

(a)    Includes intersegment sales to Refining & Marketing.
(b)    Includes Dickinson facility production and purchased product from our Martinez Renewables joint venture.

First Quarter 2025 Compared to First Quarter 2024
Renewable Diesel segment revenues increased $109 million primarily due to increased sales volume of 386 thousand gallons per day. Renewable Diesel segment adjusted EBITDA increased $48 million largely due to increased Renewable Diesel margin, which was $26 million in the first quarter of 2025 compared to $(5) million in the first quarter of 2024, and increased production in 2025. In 2024, production capacity was reduced due to an event at the Martinez Renewables facility in 2023 that resulted in lower throughput and impacted margins.
See “Non-GAAP Financial Measure” section for reconciliation of Renewable Diesel margin.
Corporate

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Corporate(a)	$(210)	$(228)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $18 million and $24 million for the first quarter of 2025 and 2024, respectively.
First Quarter 2025 Compared to First Quarter 2024
In the first quarter of 2025, corporate expenses decreased $18 million primarily due to a decrease in equity compensation of approximately $37 million, partially offset by increases in office expenses and contract services of $15 million and $13 million, respectively.

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
Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Refining & Marketing segment adjusted EBITDA	$489	$1,986
Plus (Less):
Depreciation and amortization	(406)	(444)
Refining planned turnaround costs	(454)	(647)
Selling, general and administrative expenses	624	615
Income from equity method investments	(5)	(10)
Other income	(68)	(244)
Refining & Marketing gross margin	180	1,256
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,984	3,109
Depreciation and amortization	406	444
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(70)	(73)
Other taxes included in Refining & Marketing margin	(70)	(59)
Refining & Marketing margin	$3,430	$4,677
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.

Renewable Diesel Margin
Renewable Diesel margin is defined as sales revenue plus value attributable to qualifying regulatory credits earned during the period less cost of renewable inputs and purchased product costs. We use and believe our investors use this non-GAAP financial measure to evaluate our Renewable Diesel segment’s operating and financial performance. This measure should not be considered a substitute for, or superior to, Renewable Diesel gross margin or other measures of financial performance prepared in accordance with GAAP, and our calculation thereof may not be comparable to similarly titled measures reported by other companies.
Reconciliation of Renewable Diesel segment adjusted EBITDA to Renewable Diesel gross margin and Renewable Diesel margin

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Renewable Diesel segment adjusted EBITDA	$(42)	$(90)
Plus (Less):
Depreciation and amortization	(18)	(16)
Renewable Diesel JV depreciation and amortization(a)	(22)	(22)
Renewable Diesel planned turnaround costs	(11)	(1)
Renewable Diesel JV planned turnaround costs(a)	(8)	—
Selling, general and administrative expenses	9	14
Income from equity method investments	(16)	(13)
Other income	(3)	—
Renewable Diesel gross margin	(111)	(128)
Plus (Less):
Operating expenses (excluding depreciation and amortization)	98	86
Depreciation and amortization	18	16
Martinez JV depreciation and amortization	21	21
Renewable Diesel margin	$26	$(5)
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $3.81 billion at March 31, 2025 compared to $3.21 billion at December 31, 2024. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Net cash provided by (used in):
Operating activities	$(64)	$1,532
Investing activities	(923)	(824)
Financing activities	1,589	(2,977)
Total increase (decrease) in cash	$602	$(2,269)
Operating Activities
Net cash provided by operating activities decreased $1.60 billion in the first three months of 2025 compared to the first three months of 2024. The change in net cash provided by operating activities was primarily due to a decrease in operating results and an unfavorable change in working capital of $685 million, when comparing the change in working capital in both periods.

For the first three months of 2025, changes in working capital, excluding changes in short-term debt, were a net $1.07 billion use of cash primarily due to the effects of changes in energy commodity prices and volumes at the end of the period. Current receivables increased primarily due to increases in crude oil volumes. Inventories increased primarily due to increases in refined product and crude oil inventory volumes. Accounts payable increased primarily due to increases in crude oil volumes partially offset by decreases in crude oil prices.
For the first three months of 2024, changes in working capital, excluding changes in short-term debt, were a net $389 million use of cash primarily due to the effects of changes in energy commodity prices and volumes at the end of the period. Accounts payable increased primarily due to increases in crude oil prices and volumes. Current receivables increased primarily due to increases in crude oil volumes and prices and refined product prices, partially offset by a decrease in refined product volumes. Inventories increased primarily due to increases in refined product and crude oil inventory volumes. Additionally, working capital was unfavorably impacted by changes in prepaid assets and current liabilities.
Investing Activities
Investing activities were a net $923 million use of cash in the first three months of 2025 compared to a net $824 million use of cash in the first three months of 2024.
•In the first three months of 2024, purchases of short-term investments of $1.66 billion were more than offset by maturities and sales of short-term investments of $1.89 billion and $193 million, respectively, for a net source of cash of $417 million.
•Additions to property, plant and equipment increased $78 million. See the Capital Requirements section for additional information on our capital investment plan.
•Cash used for acquisitions of $237 million in the first three months of 2025 was due to an acquisition in our Midstream segment.
•Cash used in net investments was $111 million for the first three months of 2025 compared to $125 million for the first three months of 2024. In 2025, investments mainly included contributions to MPLX equity method investments. In 2024, investments primarily included a $92 million contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt due in 2024.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Additions to property, plant and equipment per the consolidated statements of cash flows	$663	$585
Decrease in capital accruals	(19)	(74)
Total capital expenditures	644	511
Investments in equity method investees	132	125
Total capital expenditures and investments	$776	$636
Financing Activities
Financing activities were a net $1.59 billion source of cash in the first three months of 2025 compared to a net $2.98 billion use of cash in the first three months of 2024.
•Long-term debt borrowings and repayments were a net $3.41 billion source of cash in the first three months of 2025 compared to a net $17 million use of cash in the first three months of 2024. During the first three months of 2025, MPC issued $2.0 billion in aggregate principal amount of senior notes and MPLX issued $2.0 billion aggregate principal amount of senior notes and repaid $500 million aggregate principal amount of senior notes.
•Cash used in common stock repurchases, including fees and expenses, totaled $1.06 billion in the first three months of 2025 compared to $2.22 billion in the first three months of 2024. See the Capital Requirements section for further discussion of our stock repurchases.
•Cash used in dividend payments decreased $14 million due to a reduction of shares outstanding resulting from share repurchases, partially offset by an increase in per share dividends.
•Cash used in distributions to noncontrolling interests increased $33 million primarily due to an increase in MPLX’s distribution per common unit.
•Cash used in repurchases of noncontrolling interests was $100 million in the first three months of 2025 related to the repurchase of MPLX common units. See Note 3 to the unaudited consolidated financial statements for further discussion of MPLX.

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
Our liquidity, excluding MPLX, totaled $6.38 billion at March 31, 2025 consisting of:

	March 31, 2025
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	—	100
Total	$5,100	$—	$1	$5,099
Cash and cash equivalents and short-term investments(b)				1,278
Total liquidity				$6,377
(a)The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.
(b)Excludes cash and cash equivalents of MPLX of $2.53 billion.
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
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At March 31, 2025, we had no borrowings outstanding under the commercial paper program.
On February 10, 2025, MPC issued $2.0 billion in aggregate principal amount of senior notes in an underwritten public offering, consisting of $1.1 billion aggregate principal amount of 5.150 percent senior notes due March 2030 and $900 million aggregate principal amount of 5.700 percent senior notes due March 2035. The senior notes offering was intended to replace the $750 million aggregate principal amount of 3.625 percent senior notes that matured in September 2024 and refinance the $1.250 billion aggregate principal amount of 4.700 percent senior notes that matured on May 1, 2025.
MPC’s bank revolving credit facility and trade receivables facility contain representations and warranties, affirmative and negative covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of March 31, 2025, we were in compliance with such covenants and restrictions.
Our intention is to maintain an investment-grade credit profile. As of March 31, 2025, the credit ratings on our senior unsecured debt are as follows.

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
See Note 16 to the unaudited consolidated financial statements for further discussion of our debt.
MPLX
MPLX’s liquidity totaled $6.03 billion at March 31, 2025 consisting of:

	March 31, 2025
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				2,534
Total liquidity				$6,034
On February 18, 2025, MPLX repaid all of MPLX's outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025 at maturity.
On March 10, 2025, MPLX issued $2.0 billion in aggregate principal amount of senior notes in an underwritten public offering, consisting of $1.0 billion aggregate principal amount of 5.400 percent senior notes due April 2035 and $1.0 billion aggregate principal amount of 5.950 percent senior notes due April 2055. On April 9, 2025, MPLX used the net proceeds from this offering to redeem all of MPLX LP’s outstanding $1,189 million aggregate principal amount of 4.875 percent senior notes due June 2025 and MarkWest Energy Partners, L.P.’s outstanding $11 million aggregate principal amount of 4.875 percent senior notes due June 2025. MPLX intends to use the remaining net proceeds for general partnership purposes.
MPLX’s bank revolving credit facility contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of March 31, 2025, MPLX was in compliance with such covenants.
Our intention is to maintain an investment-grade credit profile for MPLX. As of March 31, 2025, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
See Note 16 to the unaudited consolidated financial statements for further discussion of MPLX’s debt.

Capital Requirements
Capital Investment Plan
MPC's capital investment outlook for 2025 totals approximately $1.25 billion for capital projects and investments, excluding capitalized interest, potential acquisitions, if any, and MPLX’s capital investment plan. MPC’s capital investment outlook includes all of the planned capital spending for Refining & Marketing, Renewable Diesel and Corporate, as well as a portion of the planned capital investments for Midstream. The remainder of the planned capital spending for Midstream reflects the capital investment plan for MPLX, which totals $2.0 billion, excluding capitalized interest, acquisitions, if any, and reimbursable capital. We continuously evaluate our capital investment plan and make changes as conditions warrant.
Capital expenditures and investments for MPC and MPLX are summarized below.

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$362	$290
Midstream - Other	5	2
Renewable Diesel	1	1
Corporate and Other(b)	9	6
Total MPC, excluding MPLX	$377	$299

Midstream - MPLX(c)	$381	$325
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $18 million and $12 million for the three months ended March 31, 2025 and 2024, respectively.
(c)    Includes reimbursable capital of $40 million.
Capital expenditures and investments in affiliates during the three months ended March 31, 2025 were primarily for Refining & Marketing and Midstream projects. Major Refining & Marketing projects include advancing improvements focused on integrating and modernizing utility systems and increasing energy efficiency, with the added benefit of addressing upcoming regulation mandating further reductions in emissions at our Los Angeles refinery, a multi-year project to upgrade high sulfur distillate to ULSD and maximize distillate volume expansion at our Galveston Bay refinery and a project to increase flexibility and optimize jet production at our Robinson refinery. In addition to these multi-year investments, the company is executing short-duration, high-return projects that are expected to enhance the yields of our refineries, improve energy efficiency and lower our costs as well as investments in our branded marketing footprint.
Our Midstream segment capital expenditures and investments in affiliates were primarily for expanding our Permian to Gulf Coast integrated value chain, gas processing plants in the Marcellus and Permian basins and gathering projects in the Marcellus, Utica and Permian basins.
Share Repurchases
Total share repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Number of shares repurchased	7	13
Cash paid for shares repurchased	$1,057	$2,218
Average cost per share(a)	$147.87	$168.05
(a)     The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but the excise tax does not reduce the remaining share repurchase authorization.

From January 1, 2012 through March 31, 2025, our board of directors had approved $60.05 billion in total share repurchase authorizations and we repurchased a total of $53.33 billion of our common stock. As of March 31, 2025, MPC had approximately $6.72 billion remaining under its share repurchase authorizations.
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
MPLX Unit Repurchases
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per unit data)	2025	2024
Number of common units repurchased	2	2
Cash paid for common units repurchased	$100	$75
Average cost per unit	$52.48	$40.04
As of March 31, 2025, MPLX had approximately $420 million remaining available under its unit repurchase authorization.
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
Cash Commitments
Contractual Obligations
As of March 31, 2025, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first three months of 2025, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2024.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 16 and 21, respectively, to the unaudited consolidated financial statements, and financing and operating leases.
Other Cash Commitments
On April 30, 2025, our board of directors declared a dividend of $0.91 per share on common stock. The dividend is payable June 10, 2025 to shareholders of record as of the close of business on May 21, 2025.
During the three months ended March 31, 2025, we made contributions of $36 million to our funded pension plans. We may have additional required funding for 2025 or make voluntary contributions at our discretion depending on the anticipated funding status and plan asset performance.
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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements.

There have been no additional significant changes to our environmental matters and compliance costs during the three months ended March 31, 2025.
CRITICAL ACCOUNTING ESTIMATES
As of March 31, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.
ACCOUNTING STANDARDS NOT YET ADOPTED
As discussed in Note 2 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024.
See Notes 14 and 15 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table includes the composition of net losses on our commodity derivative positions as of March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
(Millions of dollars)	2025	2024
Realized loss on settled derivative positions	$(51)	$(37)
Unrealized loss on open net derivative positions	(14)	(37)
Net loss	$(65)	$(74)
See Note 15 to the unaudited consolidated financial statements for additional information on our open derivative positions at March 31, 2025.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2025 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of March 31, 2025
Crude	$(43)	$(106)	$43	$106
Refined products	(57)	(143)	57	143
Blending products	3	8	(3)	(8)
Soybean oil	(2)	(6)	2	6
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2025 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of March 31, 2025 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value as of March 31, 2025(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended March 31, 2025(c)
Long-term debt
Fixed-rate	$28,700	$2,191	n/a
Variable-rate	$—	$—	$—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2025.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the three months ended March 31, 2025.
At March 31, 2025, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 14 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended March 31, 2025 of equity securities that are registered by MPC pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
1/1/2025-1/31/2025	2,233,117	$147.10	2,233,117	$7,423
2/1/2025-2/28/2025	2,417,117	153.52	2,417,117	7,052
3/1/2025-3/31/2025	2,379,809	138.25	2,379,809	6,723
Total	7,030,043	146.31	7,030,043
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

Item 5. Other Information
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated April 24, 2024	8-K	3.2	4/26/2024	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021	10-Q	3.2	11/2/2021	001-35054
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10 percent of the total consolidated assets of the Registrant. The
Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
10.1	Third Amendment to Aircraft Time Sharing Agreement dated as of January 10, 2025, by and between Marathon Petroleum Company LP and Maryann T. Mannen					X
10.2	Third Amendment to Amended and Restated Aircraft Time Sharing Agreement dated as of January 10, 2025, by and between Marathon Petroleum Company LP and Michael J. Hennigan					X
10.3	Form of 2025 MPC Officer Performance Unit Award Agreement – 2025 – 2027 Performance Cycle					X
10.4	Form of 2025 MPC RSU Award Agreement – 3-year Pro Rata Vesting					X
10.5	Form of 2025 MPLX Phantom Unit Award Agreement					X
10.6	Michael J. Hennigan Form of 2025 MPC Officer Performance Unit Award Agreement – 2025 – 2027 Performance Cycle					X
10.7	Michael J. Hennigan Form of 2025 MPC RSU Award Agreement – 3-year Pro Rata Vesting					X
10.8	Michael J. Hennigan Form of 2025 MPLX Phantom Unit Award Agreement					X
10.9	2025 Marathon Petroleum Annual Cash Bonus Program					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2025	MARATHON PETROLEUM CORPORATION

	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski Vice President and Controller