Form 10-Q
period 2025-06-30
Marathon Petroleum Corp
filed 2025-08-05
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
There were 304,020,309 shares of Marathon Petroleum Corporation common stock outstanding as of July 31, 2025.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues and other income:
Sales and other operating revenues	$33,799	$37,914	$65,316	$70,620
Income from equity method investments	212	373	442	577
Net gain (loss) on disposal of assets	6	(1)	6	19
Other income	84	76	187	357
Total revenues and other income	34,101	38,362	65,951	71,573

Costs and expenses:
Cost of revenues (excludes items below)	30,025	33,945	59,385	63,538
Depreciation and amortization	789	838	1,582	1,665
Selling, general and administrative expenses	867	823	1,650	1,602
Other taxes	223	234	450	462
Total costs and expenses	31,904	35,840	63,067	67,267

Income from operations	2,197	2,522	2,884	4,306
Net interest and other financial costs	319	194	623	373
Income before income taxes	1,878	2,328	2,261	3,933
Provision for income taxes	268	373	305	666
Net income	1,610	1,955	1,956	3,267
Less net income attributable to:
Redeemable noncontrolling interest	—	5	—	15
Noncontrolling interests	394	435	814	800
Net income attributable to MPC	$1,216	$1,515	$1,142	$2,452

Per share data (See Note 7)
Basic:
Net income attributable to MPC per share	$3.96	$4.34	$3.69	$6.90
Weighted average shares outstanding	307	349	309	355

Diluted:
Net income attributable to MPC per share	$3.96	$4.33	$3.68	$6.88
Weighted average shares outstanding	307	350	310	356
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Net income	$1,610	$1,955	$1,956	$3,267
Defined benefit plans:
Actuarial changes, net of tax of $3, $—, $6 and $1, respectively	6	1	17	3
Prior service, net of tax of $(2), $(4), $(4) and $(7), respectively	(6)	(10)	(12)	(21)
Other, net of tax of $—, $—, $— and $(1), respectively	1	—	1	(3)
Other comprehensive income (loss)	1	(9)	6	(21)
Comprehensive income	1,611	1,946	1,962	3,246
Less comprehensive income attributable to:
Redeemable noncontrolling interest	—	5	—	15
Noncontrolling interests	394	435	814	800
Comprehensive income attributable to MPC	$1,217	$1,506	$1,148	$2,431
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(Millions of dollars, except share data)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,673	$3,210
Receivables, less allowance for expected credit loss of $22 and $73, respectively	11,128	11,145
Inventories	10,106	9,568
Other current assets	821	524
Total current assets	23,728	24,447
Equity method investments	7,294	6,857
Property, plant and equipment, net	34,805	35,028
Goodwill	8,244	8,244
Right of use assets	1,399	1,300
Other noncurrent assets	3,014	2,982
Total assets	$78,484	$78,858

Liabilities
Accounts payable	$13,345	$13,906
Payroll and benefits payable	756	1,096
Accrued taxes	1,414	1,204
Debt due within one year	1,819	3,049
Operating lease liabilities	446	417
Other current liabilities	1,475	1,155
Total current liabilities	19,255	20,827
Long-term debt	26,835	24,432
Deferred income taxes	5,718	5,771
Defined benefit postretirement plan obligations	1,231	1,157
Long-term operating lease liabilities	935	860
Deferred credits and other liabilities	1,246	1,305
Total liabilities	55,220	54,352

Commitments and contingencies (see Note 22)
Redeemable noncontrolling interest	—	203

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 994 million and 994 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 690 million and 678 million shares	(54,360)	(52,623)
Additional paid-in capital	33,658	33,624
Retained earnings	37,424	36,848
Accumulated other comprehensive loss	(108)	(114)
Total MPC stockholders’ equity	16,624	17,745
Noncontrolling interests	6,640	6,558
Total equity	23,264	24,303
Total liabilities, redeemable noncontrolling interest and equity	$78,484	$78,858
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Millions of dollars)	2025	2024
Operating activities:
Net income	$1,956	$3,267
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs and debt discount	21	(39)
Depreciation and amortization	1,582	1,665
Pension and other postretirement benefits, net	67	66
Deferred income taxes	(58)	(95)
Net gain on disposal of assets	(6)	(19)
Income from equity method investments	(442)	(577)
Distributions from equity method investments	555	554
Changes in the fair value of derivative instruments	(54)	10
Changes in:
Current receivables	61	(82)
Inventories	(538)	(481)
Current liabilities and other current assets	(515)	704
Right of use assets and operating lease liabilities, net	6	1
All other, net	(60)	(200)
Net cash provided by operating activities	2,575	4,774

Investing activities:
Additions to property, plant and equipment	(1,358)	(1,072)
Acquisitions, net of cash acquired	(237)	(622)
Disposal of assets	18	2
Investments – acquisitions and contributions	(488)	(179)
Investments – redemptions, repayments, return of capital and sales proceeds	60	134
Purchases of short-term investments	—	(2,929)
Sales of short-term investments	—	195
Maturities of short-term investments	—	3,523
All other, net	108	141
Net cash used in investing activities	(1,897)	(807)

Financing activities:
Commercial paper – issued	5,055	—
Commercial paper – repayments	(4,845)	—
Long-term debt – borrowings	5,932	1,630
Long-term debt – repayments	(4,975)	(38)
Debt issuance costs	(38)	(14)
Issuance of common stock	23	19
Common stock repurchased	(1,837)	(5,114)
Dividends paid	(564)	(589)
Distributions to noncontrolling interests	(738)	(672)
Repurchases of noncontrolling interests	(200)	(150)
All other, net	(28)	(42)
Net cash used in financing activities	(2,215)	(4,970)

	Six Months Ended June 30,
(Millions of dollars)	2025	2024
Net change in cash, cash equivalents and restricted cash	(1,537)	(1,003)
Cash, cash equivalents and restricted cash at beginning of period(a)	3,211	5,446
Cash, cash equivalents and restricted cash at end of period(a)	$1,674	$4,443

(a)Restricted cash is included in other current assets on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	994	$10	(678)	$(52,623)	$33,624	$36,848	$(114)	$6,558	$24,303	$203
Net income (loss)	—	—	—	—	—	(74)	—	420	346	—
Dividends declared on common stock ($0.91 per share)	—	—	—	—	—	(285)	—	—	(285)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(364)	(364)	(6)
Other comprehensive income	—	—	—	—	—	—	5	—	5	—
Shares repurchased	—	—	(7)	(1,039)	—	—	—	—	(1,039)	—
Share-based compensation	—	—	—	—	19	—	—	(3)	16	—
Equity transactions of MPLX	—	—	—	—	25	—	—	58	83	(197)
Balance as of March 31, 2025	994	$10	(685)	$(53,662)	$33,668	$36,489	$(109)	$6,669	$23,065	$—
Net income	—	—	—	—	—	1,216	—	394	1,610	—
Dividends declared on common stock ($0.91 per share)	—	—	—	—	—	(279)	—	—	(279)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(368)	(368)	—
Other comprehensive income	—	—	—	—	—	—	1	—	1	—
Shares repurchased	—	—	(5)	(698)	—	—	—	—	(698)	—
Share-based compensation	—	—	—	—	19	(2)	—	3	20	—
Equity transactions of MPLX	—	—	—	—	(29)	—	—	(58)	(87)	—
Balance as of June 30, 2025	994	$10	(690)	$(54,360)	$33,658	$37,424	$(108)	$6,640	$23,264	$—

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	993	$10	(625)	$(43,502)	$33,465	$34,562	$(131)	$6,100	$30,504	$895
Net income	—	—	—	—	—	937	—	365	1,302	10
Dividends declared on common stock ($0.825 per share)	—	—	—	—	—	(299)	—	—	(299)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(314)	(314)	(23)
Other comprehensive loss	—	—	—	—	—	—	(12)	—	(12)	—
Shares repurchased	—	—	(13)	(2,172)	—	—	—	—	(2,172)	—
Share-based compensation	—	—	—	—	(7)	(1)	—	(1)	(9)	—
Equity transactions of MPLX	—	—	—	—	72	—	—	138	210	(321)
Balance as of March 31, 2024	993	$10	(638)	$(45,674)	$33,530	$35,199	$(143)	$6,288	$29,210	$561
Net income	—	—	—	—	—	1,515	—	435	1,950	5
Dividends declared on common stock ($0.825 per share)	—	—	—	—	—	(290)	—	—	(290)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(325)	(325)	(10)
Other comprehensive loss	—	—	—	—	—	—	(9)	—	(9)	—
Shares repurchased	—	—	(15)	(2,918)	—	—	—	—	(2,918)	—
Share-based compensation	1	—	—	—	26	(1)	—	4	29	—
Equity transactions of MPLX	—	—	—	—	79	—	—	160	239	(354)
Balance as of June 30, 2024	994	$10	(653)	$(48,592)	$33,635	$36,423	$(152)	$6,562	$27,886	$202
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
Refer to Notes 3 and 9 for additional information about our operations.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.
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

3. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of June 30, 2025, we owned approximately 64 percent of the outstanding MPLX common units.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2025	2024	2025	2024
Number of common units repurchased	2	2	4	4
Cash paid for common units repurchased	$100	$75	$200	$150
Average cost per unit	$50.31	$41.10	$51.38	$40.56
As of June 30, 2025, MPLX had approximately $320 million remaining under its unit repurchase authorization.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Increase (decrease) due to change in ownership	$(42)	$119	$(3)	$227
Tax impact	13	(40)	(1)	(76)
Increase (decrease) in MPC's additional paid-in capital, net of tax	$(29)	$79	$(4)	$151

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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,386	$1,519
Receivables, less allowance for expected credit loss	754	731
Inventories	192	180
Other current assets	33	29
Equity method investments	5,024	4,531
Property, plant and equipment, net	19,191	19,154
Goodwill	7,645	7,645
Right of use assets	275	273
Other noncurrent assets	1,512	1,513

Liabilities
Accounts payable	$745	$719
Accrued taxes	92	82
Debt due within one year	1,500	1,693
Operating lease liabilities	47	45
Other current liabilities	368	370
Long-term debt	19,725	19,255
Deferred income taxes	18	18
Long-term operating lease liabilities	218	217
Deferred credits and other liabilities	434	445
6. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Sales to related parties	$326	$227	$646	$498
Purchases from related parties	707	574	1,412	1,154
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Basic earnings per share:
Allocation of earnings
Net income attributable to MPC	$1,216	$1,515	$1,142	$2,452
Income allocated to participating securities	(1)	(1)	(1)	(2)
Income available to common stockholders - basic	$1,215	$1,514	$1,141	$2,450

Weighted average common shares outstanding	307	349	309	355
Basic earnings per share	$3.96	$4.34	$3.69	$6.90

Diluted earnings per share:
Allocation of earnings
Net income attributable to MPC	$1,216	$1,515	$1,142	$2,452
Income allocated to participating securities	(1)	(1)	(1)	(2)
Income available to common stockholders - diluted	$1,215	$1,514	$1,141	$2,450

Weighted average common shares outstanding	307	349	309	355
Effect of dilutive securities	—	1	1	1
Weighted average common shares, including dilutive effect	307	350	310	356
Diluted earnings per share	$3.96	$4.33	$3.68	$6.88
Potential common shares that were anti-dilutive and, therefore, omitted from the diluted share calculation, were immaterial for all periods.
8. Equity
On November 5, 2024, MPC announced that our board of directors approved a $5.0 billion share repurchase authorization in addition to the $5.0 billion share repurchase authorization announced on April 30, 2024. As of June 30, 2025, $6.03 billion remained available for repurchase under the share repurchase authorizations. These share repurchase authorizations have no expiration date.
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
Total share repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Number of shares repurchased	5	15	12	28
Cash paid for shares repurchased(a)	$692	$2,896	$1,749	$5,114
Average cost per share(b)	$146.43	$185.34	$147.29	$177.54
(a)    2025 excludes $88 million paid in 2025 for excise tax on 2024 share repurchases.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,890	$2,022	$2,379	$4,008
Midstream	1,641	1,620	3,361	3,209
Renewable Diesel	(19)	(27)	(61)	(117)
Total reportable segments	$3,512	$3,615	$5,679	$7,100

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$3,512	$3,615	$5,679	$7,100
Corporate	(226)	(200)	(418)	(404)
Refining & Renewable Diesel planned turnaround costs	(275)	(183)	(740)	(831)
Renewable Diesel JV planned turnaround costs(a)	(2)	—	(10)	—
Gain on sale of assets(b)	—	151	—	151
Depreciation and amortization	(789)	(838)	(1,582)	(1,665)
Renewable Diesel JV depreciation and amortization(a)	(23)	(23)	(45)	(45)
Net interest and other financial costs	(319)	(194)	(623)	(373)
Income before income taxes	$1,878	$2,328	$2,261	$3,933
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included in the Renewable Diesel segment.
(b)    Gain from the Whistler Joint Venture Transaction (as defined in Note 4). See Note 4 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$31,828	$36,163	$61,285	$67,137
Intersegment revenues	6	38	46	85
Refining & Marketing segment revenues	31,834	36,201	61,331	67,222

Midstream
Revenues from external customers(a)	1,340	1,260	2,781	2,481
Intersegment revenues	1,471	1,448	2,940	2,851
Midstream segment revenues	2,811	2,708	5,721	5,332

Renewable Diesel
Revenues from external customers(a)	631	491	1,250	1,002
Intersegment revenues	2	8	9	14
Renewable Diesel segment revenues	633	499	1,259	1,016

Total segment revenues	35,278	39,408	68,311	73,570
Less: intersegment revenues	1,479	1,494	2,995	2,950
Consolidated sales and other operating revenues(a)	$33,799	$37,914	$65,316	$70,620
(a)    Includes sales to related parties. See Note 6 for additional information. See Note 17 for the disaggregation of our revenue from external customers by segment and product line.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Income from equity method investments
Refining & Marketing	$3	$7	$8	$17
Midstream	191	203	400	384
Renewable Diesel	18	12	34	25
Total segment income from equity method investments	212	222	442	426
Corporate(a)	—	151	—	151
Consolidated income from equity method investments	$212	$373	$442	$577
(a)    Gain from the Whistler Joint Venture Transaction. See Note 4 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Segment expenses
Refining & Marketing
Cost of purchases	$26,558	$30,914	$52,216	$56,839
Refining operating costs	1,486	1,363	2,958	2,828
Distribution costs	1,537	1,494	3,015	2,909
Other segment items(a)	366	415	771	655
Refining & Marketing segment expenses	$29,947	$34,186	$58,960	$63,231

Midstream
Other segment items(b)	1,361	1,291	2,760	2,507
Midstream segment expenses	$1,361	$1,291	$2,760	$2,507

Renewable Diesel
Operating costs	66	59	136	126
Distribution costs	25	19	47	51
Other segment items(c)	579	460	1,171	981
Renewable Diesel segment expenses	$670	$538	$1,354	$1,158
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
(c)    Other segment items for the Renewable Diesel segment include purchased product costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Depreciation and amortization
Refining & Marketing	$405	$453	$811	$897
Midstream	349	345	700	688
Renewable Diesel(a)	18	17	36	33
Total segment depreciation and amortization	772	815	1,547	1,618
Corporate	17	23	35	47
Consolidated depreciation and amortization	$789	$838	$1,582	$1,665
(a)    Excludes our pro-rata share of Renewable Diesel JV depreciation and amortization of $23 million, $23 million, $45 million and $45 million in the three months ended June 30, 2025 and 2024 and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Capital expenditures
Refining & Marketing	$347	$302	$709	$592
Midstream	691	241	1,077	568
Renewable Diesel	1	2	2	3
Total segment capital expenditures and investments	1,039	545	1,788	1,163
Less investments in equity method investees	356	54	488	179
Plus:
Corporate	6	12	15	18
Capitalized interest	20	12	38	24
Consolidated capital expenditures(a)	$709	$515	$1,353	$1,026
(a)Includes changes in capital expenditure accruals. See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the six months ended June 30, 2025 and 2024 as reported in the consolidated statements of cash flows.
10. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Interest income	$(31)	$(105)	$(77)	$(206)
Interest expense	359	341	711	682
Interest capitalized	(22)	(13)	(40)	(25)
Pension and other postretirement non-service costs(a)	6	(11)	11	(22)
Investments - net premium (discount) amortization	—	(31)	—	(70)
Other financial costs	7	13	18	14
Net interest and other financial costs	$319	$194	$623	$373
(a)See Note 21.
11. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $268 million and $305 million for the three and six months ended June 30, 2025, respectively, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
We recorded a combined federal, state and foreign income tax provision of $373 million and $666 million for the three and six months ended June 30, 2024, respectively, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act contains a multitude of provisions with various effective dates, with certain provisions effective in 2025. The provisions that are currently expected to affect us include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, tax relief measures including 100 percent bonus depreciation for property acquired and placed in service on or after January 19, 2025, and modifications to the international tax framework. We are currently assessing its impact on our consolidated financial statements.

12. Inventories

(Millions of dollars)	June 30, 2025	December 31, 2024
Crude oil and other feedstocks	$3,548	$3,185
Refined products	5,276	5,137
Materials and supplies	1,282	1,246
Total	$10,106	$9,568
Inventories are carried at the lower of cost or market value. Costs of crude oil and other feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.
13. Property, Plant and Equipment (PP&E)

	June 30, 2025			December 31, 2024
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$33,546	$19,752	$13,794	$32,965	$19,015	$13,950
Midstream	31,291	11,408	19,883	30,697	10,798	19,899
Renewable Diesel	969	364	605	976	338	638
Corporate	1,688	1,165	523	1,679	1,138	541
Total	$67,494	$32,689	$34,805	$66,317	$31,289	$35,028
14. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2025
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$389	$—	$—	$(337)	$52	$23
Liabilities:
Commodity contracts	$379	$—	$—	$(379)	$—	$—
Embedded derivatives in commodity contracts	—	—	55	—	55	—

	December 31, 2024
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$139	$—	$—	$(132)	$7	$16
Liabilities:
Commodity contracts	$144	$—	$—	$(144)	$—	$—
Embedded derivatives in commodity contracts	—	—	58	—	58	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2025, cash collateral of $42 million was netted with mark-to-market derivative liabilities. As of December 31, 2024, cash collateral of $12 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.
Level 3 instruments relate to an embedded derivative liability for a natural gas purchase commitment embedded in a keep‑whole processing agreement. The fair value calculation for these Level 3 instruments at June 30, 2025 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.68 to $1.27 per gallon with a weighted average of $0.81 per gallon and (2) a 100 percent probability of renewal for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Beginning balance	$62	$69	$58	$61
Unrealized and realized (gain) loss included in net income(a)	(4)	3	3	15
Settlements of derivative instruments	(3)	(3)	(6)	(7)
Ending balance	$55	$69	$55	$69

The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized (gain) loss relating to liabilities still held at the end of period(a):	$(4)	$4	$2	$14
(a)    The (gain) loss is included in cost of revenues on the consolidated statements of income.
Fair Values – Non-recurring
Non-recurring fair value measurements and disclosures relate to acquisitions and other transactions as discussed in Note 4.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments and the expected insignificance of bad debt expense, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $28.1 billion and $26.4 billion at June 30, 2025, respectively, and approximately $26.9 billion and $25.0 billion at December 31, 2024, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs, which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of June 30, 2025 and December 31, 2024 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	June 30, 2025		December 31, 2024
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$389	$379	$139	$144
Other current liabilities(a)	—	8	—	10
Deferred credits and other liabilities(a)	—	47	—	48
(a)     Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of June 30, 2025.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	71.9%	60,424	63,887
Refined products	74.7%	29,527	32,702
Blending products	49.8%	5,573	6,316
Soybean oil	96.5%	2,276	2,870
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 9,810 long and 9,650 short and Refined products - 1,528 long and 1,074 short. There are no spread contracts for blending products or soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2025	2024	2025	2024
Sales and other operating revenues	$—	$(2)	$—	$(2)
Cost of revenues	31	(46)	(36)	(120)
Other income	1	(1)	3	(1)
Total	$32	$(49)	$(33)	$(123)

16. Debt
Our outstanding borrowings at June 30, 2025 and December 31, 2024 consisted of the following:

(Millions of dollars)	June 30, 2025	December 31, 2024
MPC:
Commercial paper	$210	$—
Senior notes	6,449	5,699
MARAD debt	168	174
Finance lease obligations	680	718
Total	7,507	6,591

MPLX:
Senior notes	21,500	21,200
Finance lease obligations	7	6
Total	21,507	21,206

Total debt	29,014	27,797
Unamortized debt issuance costs	(171)	(142)
Unamortized discount, net of unamortized premium	(189)	(174)
Amounts due within one year	(1,819)	(3,049)
Total long-term debt due after one year	$26,835	$24,432

MPC Senior Notes
On February 10, 2025, MPC issued $2.0 billion in aggregate principal amount of senior notes in an underwritten public offering, consisting of $1.1 billion aggregate principal amount of 5.150 percent senior notes due March 2030 and $900 million aggregate principal amount of 5.700 percent senior notes due March 2035. The senior notes offering replaced the $750 million aggregate principal amount of 3.625 percent senior notes that matured in September 2024 and was used to repay the $1.250 billion aggregate principal amount of 4.700 percent senior notes at maturity on May 1, 2025.
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
Available Capacity under our Credit Facilities as of June 30, 2025

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

17. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Refining & Marketing
Refined products	$29,945	$33,605	$57,372	$62,342
Crude oil	1,419	2,099	2,984	3,887
Services and other	464	459	929	908
Total revenues from external customers	31,828	36,163	61,285	67,137

Midstream
Refined products	472	393	1,002	766
Services and other	868	867	1,779	1,715
Total revenues from external customers	1,340	1,260	2,781	2,481

Renewable Diesel
Refined products	629	489	1,244	999
Services and other	2	2	6	3
Total revenues from external customers	631	491	1,250	1,002

Sales and other operating revenues	$33,799	$37,914	$65,316	$70,620
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of June 30, 2025, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for expected credit loss primarily consists of customer receivables. Significant, non-customer balances included in our receivables at June 30, 2025 include matching buy/sell receivables of $4.27 billion.
18. Supplemental Cash Flow Information

	Six Months Ended June 30,
(Millions of dollars)	2025	2024
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$590	$602
Net income taxes paid to (received from) taxing authorities(a)	119	191
Non-cash investing and financing activities:
Contribution of assets(b)	115	—
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

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(Millions of dollars)	2025	2024
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,358	$1,072
Decrease in capital accruals	(5)	(46)
Total capital expenditures	$1,353	$1,026
19. Other Current Liabilities
The following summarizes the components of other current liabilities:

(Millions of dollars)	June 30, 2025	December 31, 2024
Environmental credits liability	$694	$422
Accrued interest payable	369	314
Other current liabilities	412	419
Total other current liabilities	$1,475	$1,155
20. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2023	$(261)	$129	$1	$(131)
Other comprehensive income (loss) before reclassifications, net of tax of $(1)	2	(1)	(3)	(2)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(16)	(11)	—	(27)
Amortization of actuarial loss(a)	2	—	—	2
Tax effect	3	3	—	6
Other comprehensive loss	(9)	(9)	(3)	(21)
Balance as of June 30, 2024	$(270)	$120	$(2)	$(152)

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2024	$(235)	$122	$(1)	$(114)
Other comprehensive income before reclassifications, net of tax of $3	8	2	—	10
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(4)	(11)	—	(15)
Amortization of actuarial loss(a)	8	—	—	8
Settlement loss(a)	1	—	—	1
Other	—	—	1	1
Tax effect	(2)	3	—	1
Other comprehensive income (loss)	11	(6)	1	6
Balance as of June 30, 2025	$(224)	$116	$—	$(108)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.

21. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Pension Benefits
Service cost	$57	$53	$112	$107
Interest cost	35	31	72	61
Expected return on plan assets	(35)	(37)	(72)	(74)
Amortization of prior service credit	(2)	(8)	(4)	(16)
Amortization of actuarial loss	4	1	8	2
Settlement loss	1	—	1	—
Net periodic pension benefit cost	$60	$40	$117	$80

Other Benefits
Service cost	$5	$5	$10	$10
Interest cost	8	8	17	16
Amortization of prior service credit	(5)	(6)	(11)	(11)
Net periodic other benefit cost	$8	$7	$16	$15
The components of net periodic benefit cost, other than the service cost component, are included in net interest and other financial costs on the consolidated statements of income.
During the six months ended June 30, 2025, we made contributions of $36 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $4 million and $26 million, respectively, during the six months ended June 30, 2025.
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
At June 30, 2025 and December 31, 2024, accrued liabilities for remediation totaled $347 million and $364 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $4 million and $6 million at June 30, 2025 and December 31, 2024, respectively.
Governmental and other entities in various states have filed climate-related lawsuits against a number of energy companies, including MPC. Although each suit is separate and unique, the lawsuits generally allege defendants made knowing misrepresentations about knowingly concealing, or failing to warn of the impacts of their petroleum products which led to increased demand and worsened climate change. Plaintiffs are seeking unspecified damages and abatement under various tort theories, as well as breaches of consumer protection and unfair trade statutes. We are currently subject to such proceedings in federal or state courts in California, Delaware, Maryland, Hawaii, South Carolina and Oregon. Similar lawsuits may be filed in other jurisdictions. At this early stage, the ultimate outcome of these matters remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.

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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2040. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $214 million as of June 30, 2025.
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
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2025, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $226 million as of June 30, 2025, which primarily consist of a commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee, a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a payment guaranty of an unsecured bank term loan for which BANGL, LLC (“BANGL”) was the borrower and obligor, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values. On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL and the payment guaranty of BANGL’s outstanding bank term loan was effectively terminated.
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
23. Subsequent Events
BANGL, LLC Acquisition
On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL that was previously held by MPLX’s joint venture partners for approximately $700 million, plus an earnout provision of up to $275 million (the “BANGL Acquisition”). The earnout provision requires annual payments based on targeted EBITDA growth from 2026 to 2029 up to the maximum amount of $275 million. As a result of the BANGL Acquisition, MPLX now owns 100 percent of BANGL and its results will be reflected in our Midstream segment within our consolidated financial results beginning in the third quarter of 2025. The BANGL Acquisition will be accounted for as a business combination, resulting in an estimated gain in excess of $400 million, which will be recognized in the third quarter of 2025 upon finalizing the initial accounting and provisional fair value measurements of BANGL’s assets and liabilities.
Subsequent to closing this transaction, on July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million of debt principal outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition.
Sale of Interest in Ethanol Joint Venture
On July 31, 2025, MPC sold its 49.9 percent interest in The Andersons Marathon Holdings LLC (“TAMH”) to The Andersons Ethanol LLC, in exchange for cash proceeds of $425 million. MPC’s investment in TAMH was accounted for as an equity method investment reported within MPC’s Refining & Marketing segment. Upon disposal, MPC de-recognized its investment in TAMH, resulting in an estimated gain of $245 million to be recognized in the third quarter of 2025.
Additional $1.0 Billion MPLX Unit Repurchase Authorization
On August 5, 2025, MPLX announced that its board of directors approved an incremental $1.0 billion common unit repurchase authorization. The authorization has no expiration date. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be suspended, discontinued or restarted at any time.

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
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including tariffs, inflation, interest rates, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs or renewable diesel and other renewable fuels, or taxation, including changes in tax regulations or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act;
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
•the availability of desirable strategic alternatives to optimize portfolio assets and the ability to obtain regulatory and other approvals with respect thereto, including MPLX’s ability to successfully complete the acquisition of Northwind Delaware Holdings LLC (“Northwind Midstream”);
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
EXECUTIVE SUMMARY
Business Update
Our refining results for the second quarter of 2025 versus the second quarter of 2024 reflect stable demand and comparable realized refining margins despite a weaker margin environment year-over-year. Longer term, global demand growth is expected to outpace the net impact of refining capacity additions and rationalizations through the end of the decade. We anticipate these fundamentals, as well as the U.S. refining industry’s current structural advantages over the rest of the world, will support a constructive environment for U.S. refiners.
Our Midstream segment contributed strong results and continued growth in the second quarter of 2025. As demand increases for natural gas-powered electricity and LNG exports, we believe our Midstream business is well positioned and has significant opportunities to support the development plans of its producer customers.

Strategic Updates
Midstream Growth Transactions
Northwind Midstream Acquisition
MPLX entered into a definitive agreement in July 2025 to acquire Northwind Midstream for $2.375 billion in cash consideration, subject to purchase price adjustments for reimbursement of capital expenses paid by Northwind Midstream from June 1, 2025 through the closing date, in addition to other customary adjustments. Northwind Midstream provides sour gas gathering, treating, and processing services in Lea County, New Mexico. The transaction, which MPLX intends to finance with debt, is expected to close in the third quarter of 2025, subject to the satisfaction or waiver of customary closing conditions, including regulatory approval.
BANGL, LLC Acquisition
On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL, LLC (“BANGL”) that was previously held by MPLX’s joint venture partners for approximately $700 million, plus an earnout provision of up to $275 million (the “BANGL Acquisition”). The earnout provision requires annual payments based on targeted EBITDA growth from 2026 to 2029 up to the maximum amount of $275 million. As a result of this transaction, MPLX now owns 100 percent of BANGL and its results will be reflected in our Midstream segment within our consolidated financial results beginning in the third quarter of 2025. The acquisition will be accounted for as a business combination, resulting in an estimated gain in excess of $400 million, which will be recognized in the third quarter of 2025 upon finalizing the initial accounting and provisional fair value measurements of BANGL’s assets and liabilities.
See Note 23 to the unaudited consolidated financial statements for additional information on this transaction.
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
Sale of Interest in Ethanol Joint Venture
On July 31, 2025, MPC sold its 49.9 percent interest in The Andersons Marathon Holdings LLC (“TAMH”) to The Andersons Ethanol LLC, in exchange for cash proceeds of $425 million. MPC’s investment in TAMH was accounted for as an equity method investment reported within MPC’s Refining & Marketing segment. Upon disposal, MPC de-recognized its investment in TAMH, resulting in an estimated gain on sale of $245 million to be recognized in the third quarter of 2025.

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
Select results are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,890	$2,022	$2,379	$4,008
Midstream	1,641	1,620	3,361	3,209
Renewable Diesel	(19)	(27)	(61)	(117)
Total reportable segments	$3,512	$3,615	$5,679	$7,100

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$3,512	$3,615	$5,679	$7,100
Corporate	(226)	(200)	(418)	(404)
Refining & Renewable Diesel planned turnaround costs	(275)	(183)	(740)	(831)
Renewable Diesel JV planned turnaround costs(a)	(2)	—	(10)	—
Gain on sale of assets(b)	—	151	—	151
Depreciation and amortization	(789)	(838)	(1,582)	(1,665)
Renewable Diesel JV depreciation and amortization(a)	(23)	(23)	(45)	(45)
Net interest and other financial costs	(319)	(194)	(623)	(373)
Income before income taxes	$1,878	$2,328	$2,261	$3,933

Net income attributable to MPC per diluted share	$3.96	$4.33	$3.68	$6.88
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
(b)    Gain from the Whistler Joint Venture Transaction. See Note 4 to the unaudited consolidated financial statements for additional information.
Net income attributable to MPC was $1.22 billion, or $3.96 per diluted share, for the second quarter of 2025 compared to $1.52 billion, or $4.33 per diluted share, for the second quarter of 2024 and $1.14 billion, or $3.68 per diluted share, in the first six months of 2025 compared to $2.45 billion, or $6.88 per diluted share, in the first six months of 2024.
Refer to the Results of Operations section for a discussion of consolidated financial results and Segment Results for the second quarter of 2025 as compared to the second quarter of 2024 and the first six months of 2025 compared to the first six months of 2024.
MPLX
We owned approximately 647 million MPLX common units as of June 30, 2025, with a market value of $33.35 billion based on the June 30, 2025 closing price of $51.51 per common unit. On July 29, 2025, MPLX declared a quarterly cash distribution of $0.9565 per common unit payable on August 15, 2025 to unitholders of record on August 8, 2025. MPC’s portion of this distribution is approximately $620 million.
We received limited partner distributions of $1.24 billion from MPLX in the six months ended June 30, 2025 and $1.10 billion in the six months ended June 30, 2024.
During the six months ended June 30, 2025, MPLX repurchased approximately 4 million MPLX common units at an average cost per unit of $51.38 and paid $200 million of cash for the repurchased common units. As of June 30, 2025, approximately $320 million remained available under the authorization for future unit repurchases.
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
•the potential impact of LIFO adjustments due to changes in historic inventory levels; and
•the cost of purchasing RINs in the open market to comply with RFS2 requirements.
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
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
Revenues and other income:
Sales and other operating revenues	$33,799	$37,914	$(4,115)	$65,316	$70,620	$(5,304)
Income from equity method investments	212	373	(161)	442	577	(135)
Net gain (loss) on disposal of assets	6	(1)	7	6	19	(13)
Other income	84	76	8	187	357	(170)
Total revenues and other income	34,101	38,362	(4,261)	65,951	71,573	(5,622)

Costs and expenses:
Cost of revenues (excludes items below)	30,025	33,945	(3,920)	59,385	63,538	(4,153)
Depreciation and amortization	789	838	(49)	1,582	1,665	(83)
Selling, general and administrative expenses	867	823	44	1,650	1,602	48
Other taxes	223	234	(11)	450	462	(12)
Total costs and expenses	31,904	35,840	(3,936)	63,067	67,267	(4,200)

Income from operations	2,197	2,522	(325)	2,884	4,306	(1,422)
Net interest and other financial costs	319	194	125	623	373	250
Income before income taxes	1,878	2,328	(450)	2,261	3,933	(1,672)
Provision for income taxes	268	373	(105)	305	666	(361)
Net income	1,610	1,955	(345)	1,956	3,267	(1,311)
Less net income attributable to:
Redeemable noncontrolling interest	—	5	(5)	—	15	(15)
Noncontrolling interests	394	435	(41)	814	800	14
Net income attributable to MPC	$1,216	$1,515	$(299)	$1,142	$2,452	$(1,310)
Second Quarter 2025 Compared to Second Quarter 2024
Net income attributable to MPC decreased $299 million in the second quarter of 2025 compared to the second quarter of 2024 primarily due to the following:
Revenues and other income decreased $4.26 billion primarily due to:
•decreased sales and other operating revenues of $4.12 billion mainly due to a decrease in Refining & Marketing segment average refined product sales prices of $0.33 per gallon, partially offset by increased refined product sales volumes of 129 mbpd; and
•decreased income from equity method investments of $161 million largely due to the absence of the gain on sale of assets resulting from the Whistler Joint Venture Transaction in the second quarter of 2024.
Costs and expenses decreased $3.94 billion primarily due to:
•decreased cost of revenues of $3.92 billion mainly due to lower crude oil costs;
•decreased depreciation and amortization of $49 million largely due to major refining assets that were fully depreciated at the end of 2024; and
•increased selling, general and administrative expenses of $44 million primarily due to changes in fair value of equity compensation of $36 million, and increases in salaries and employee related expenses of $26 million and contract services costs of $10 million, partially offset by the absence of $30 million of expense in the second quarter of 2024 related to decommissioning of non-operating assets.

Net interest and other financial costs increased $125 million largely due to decreased interest income and discount amortization, primarily due to the absence of short-term investments held in the second quarter of 2024, and increases in interest expense and non-service pension costs.
We recorded combined federal, state and foreign income tax provisions of $268 million and $373 million for the three months ended June 30, 2025 and 2024, respectively, which were lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
Net income attributable to noncontrolling interests decreased $41 million mainly due to a decrease in MPLX’s net income in the second quarter of 2025. See further discussion in the Midstream Segment Results section.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net income attributable to MPC decreased $1.31 billion in the first six months of 2025 compared to the first six months of 2024 primarily due to the following:
Revenues and other income decreased $5.62 billion primarily due to:
•decreased sales and other operating revenues of $5.30 billion mainly due to a decrease in Refining & Marketing segment average refined product sales prices of $0.27 per gallon, partially offset by increased refined product sales volumes of 168 mbpd;
•decreased income from equity method investments of $135 million largely due to the absence of the gain on sale of assets resulting from the Whistler Joint Venture Transaction in the first six months of 2024; and
•decreased other income of $170 million mainly due to the absence of insurance proceeds in the first six months of 2024.
Costs and expenses decreased $4.20 billion primarily due to:
•decreased cost of revenues of $4.15 billion mainly due to lower crude oil costs;
•decreased depreciation and amortization of $83 million largely due to major refining assets that were fully depreciated at the end of 2024; and
•increased selling, general and administrative expenses of $48 million largely due to increases in salaries and employee related expenses of $49 million, contract services costs of $22 million and office expenses of $22 million, partially offset by the absence of $30 million of expense in the first six months of 2024 related to decommissioning of non-operating assets.
Net interest and other financial costs increased $250 million largely due to decreased interest income and discount amortization, primarily due to the absence of short-term investments held in the first six months of 2024, and increases in non-service pension costs and interest expense.
We recorded combined federal, state and foreign income tax provisions of $305 million and $666 million for the six months ended June 30, 2025 and 2024, respectively, which were lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
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
Our segment adjusted EBITDA for reportable segments was $5.68 billion and $7.10 billion for the six months ended June 30, 2025 and 2024, respectively.

Refining & Marketing
The following includes key financial and operating data for the second quarter of 2025 compared to the second quarter of 2024 and the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

(a)Includes intersegment sales to Midstream and sales destined for export.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	3,060	3,051	2,955	2,854
Refining & Marketing margin per barrel(a)(b)	$17.58	$17.53	$15.57	$18.38
Less:
Refining operating costs per barrel(c)	5.34	4.91	5.53	5.45
Distribution costs per barrel(d)	5.52	5.38	5.64	5.60
Other income per barrel(e)	(0.07)	(0.04)	(0.05)	(0.39)
Refining & Marketing segment adjusted EBITDA per barrel	$6.79	$7.28	$4.45	$7.72

Refining planned turnaround costs per barrel	$0.90	$0.66	$1.32	$1.60
Depreciation and amortization per barrel	1.45	1.63	1.52	1.73
Per barrel fees paid to MPLX included in distribution costs above	3.59	3.57	$3.72	$3.77
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$2.01	$2.36	$2.00	$2.24
Chicago ULSD	2.07	2.38	2.10	2.43
USGC CBOB unleaded regular gasoline	1.95	2.29	1.96	2.26
USGC ULSD	2.08	2.44	2.19	2.53
LA CARBOB	2.37	2.76	2.37	2.67
LA CARB diesel	2.21	2.53	2.30	2.60

Market Indicators (dollars per barrel)
WTI	$63.68	$80.66	$67.52	$78.81
MEH	64.65	82.33	68.70	80.62
ANS	68.88	86.50	72.39	84.00
Crack Spreads:
Mid-Continent WTI 3-2-1	$15.54	$16.62	$12.50	$16.05
USGC MEH 3-2-1	12.83	12.83	11.44	14.63
West Coast ANS 3-2-1	22.38	23.28	20.49	23.75
Blended 3-2-1(a)	15.63	16.23	13.49	16.93

Crude Oil Differentials:
Sweet	$(0.76)	$(1.46)	$(0.78)	$(1.40)
Sour	(2.24)	(4.18)	(2.74)	(4.89)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/42/18 percent effective April 1, 2024 and 40/40/20 percent for prior periods.

Second Quarter 2025 Compared to Second Quarter 2024
Refining & Marketing segment revenues decreased $4.37 billion primarily due to a decrease in average refined product sales prices of $0.33 per gallon, partially offset by increased refined product sales volumes of 129 mbpd.
Refining & Marketing segment adjusted EBITDA decreased $132 million mainly due to increased refining operating and distribution costs, both excluding depreciation and amortization, partially offset by increased per barrel margins. Refining & Marketing segment adjusted EBITDA was $6.79 per barrel for the second quarter of 2025, versus $7.28 per barrel for the second quarter of 2024.
Refining & Marketing margin was $17.58 per barrel for the second quarter of 2025 compared to $17.53 per barrel for the second quarter of 2024. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $500 million on Refining & Marketing margin for the second quarter of 2025 compared to the second quarter of 2024, primarily due to narrower sour and sweet crude oil differentials and lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $500 million on Refining & Marketing segment adjusted EBITDA in the second quarter of 2025 compared to the second quarter of 2024.
For the three months ended June 30, 2025, refining operating costs, excluding depreciation and amortization, increased $123 million, or $0.43 per barrel, largely due to higher energy costs.
Distribution costs, excluding depreciation and amortization, increased $43 million, or $0.14 per barrel, and include fees paid to MPLX of $1.0 billion and $990 million for the second quarter of 2025 and 2024, respectively.
Refining planned turnaround costs increased $0.24 per barrel, or $68 million, due to the scope and timing of turnaround activity.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $314 million and $293 million in the second quarter of 2025 and 2024, respectively. The RINs expense is included in Refining & Marketing margin. The increase in the second quarter of 2025 was mainly due to increased obligated volumes and higher average RIN prices, partially offset by higher RINs generated and acquired from our Martinez Renewables joint venture and lower sale activity.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Refining & Marketing segment revenues decreased $5.89 billion primarily due to a decrease in average refined product sales prices of $0.27 per gallon, partially offset by increased refined product sales volumes of 168 mbpd.
Net refinery throughput increased 101 mbpd in the first six months of 2025 largely due to decreased turnaround activity.
Refining & Marketing segment adjusted EBITDA decreased $1.63 billion mainly driven by decreases in per barrel margins. Refining & Marketing segment adjusted EBITDA was $4.45 per barrel for the first six months of 2025, versus $7.72 per barrel for the first six months of 2024.
Refining & Marketing margin was $15.57 per barrel for the first six months of 2025 compared to $18.38 per barrel for the first six months of 2024. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $2 billion on Refining & Marketing margin for the first six months of 2025 compared to the first six months of 2024, primarily due to lower crack spreads and narrower sour and sweet crude oil differentials. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $1 billion on Refining & Marketing segment income in the first six months of 2025 compared to the first six months of 2024.
For the six months ended June 30, 2025, refining operating costs, excluding depreciation and amortization, increased $130 million, or $0.08 per barrel, largely due to higher energy costs, partially offset by decreased maintenance costs and expenses for projects conducted during turnaround activity.
Distribution costs, excluding depreciation and amortization, increased $106 million for the first six months of 2025, or $0.04 per barrel, and include fees paid to MPLX of $1.99 billion and $1.96 billion for the first six months of 2025 and 2024, respectively.
Other income decreased $174 million, or $0.34 per barrel, largely due to the absence of insurance proceeds received in the first six months of 2024.

Refining planned turnaround costs decreased $125 million, or $0.28 per barrel, due to the scope and timing of turnaround activity.
We purchase RINs to satisfy a portion of our RFS2 compliance. Our expenses associated with purchased RINs were $668 million and $594 million in the first six months of 2025 and 2024, respectively. The RINs expense is included in Refining & Marketing margin. The increase in the first six months of 2025 was mainly due to increased obligated volumes and higher average RIN prices, partially offset by higher RINs generated and acquired from our Martinez Renewables joint venture.
Supplemental Refining & Marketing Statistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	97	97	93	90

Refinery throughput (mbpd):
Crude oil refined	2,883	2,867	2,754	2,647
Other charge and blendstocks	177	184	201	207
Net refinery throughput	3,060	3,051	2,955	2,854

Sour crude oil throughput percent	45	45	45	45
Sweet crude oil throughput percent	55	55	55	55

Refined product yields (mbpd):
Gasoline	1,526	1,527	1,506	1,448
Distillates	1,117	1,131	1,073	1,034
Propane	70	68	69	66
NGLs and petrochemicals	242	237	202	201
Heavy fuel oil	61	46	67	58
Asphalt	81	80	77	81
Total	3,097	3,089	2,994	2,888

Refined product export sales volumes (mbpd)(b)	399	433	393	370
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Represents fully loaded refined product export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the second quarter of 2025 compared to the second quarter of 2024 and the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Midstream Sales and Other Operating Revenues
Q2 2025
$1,340
$1,471
$2,811
Q2 2024
$1,260
$1,448
$2,708
YTD 2025
$2,781
$2,940
$5,721
YTD 2024
$2,481
$2,851
$5,332
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for partnership-operated equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
Benchmark Prices	2025	2024	2025	2024
Natural Gas NYMEX HH (per MMBtu)	$3.51	$2.34	$3.69	$2.21
C2 + NGL Pricing (per gallon)(a)	$0.80	$0.82	$0.87	$0.85
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline.
Second Quarter 2025 Compared to Second Quarter 2024
In the second quarter of 2025, Midstream segment adjusted EBITDA increased $21 million mainly due to increased sales and operating revenues of $103 million primarily driven by higher rates and throughputs, offset by higher operating expenses.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Midstream segment adjusted EBITDA increased $152 million in the first six months of 2025 primarily due to increased sales and operating revenues of $389 million resulting from fee increases, higher throughputs, contributions from recent acquisitions and a $37 million non-recurring benefit associated with a customer agreement, partially offset by higher operating expenses.
Renewable Diesel
The following includes key financial and operating data for the second quarter of 2025 compared to the second quarter of 2024 and the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

(a)    Includes intersegment sales to Refining & Marketing.
(b)    Includes Dickinson facility production and purchased product from our Martinez Renewables joint venture.

Second Quarter 2025 Compared to Second Quarter 2024
Renewable Diesel segment revenues increased $134 million primarily due to increased sales volume of 205 thousand gallons per day. Renewable Diesel segment adjusted EBITDA increased $8 million largely due to increased Renewable Diesel margin, which was $49 million for the second quarter of 2025 compared to $37 million for the second quarter of 2024. The margin increase was due to higher environmental credits associated with increased production volume, partially offset by lower product margins. In the second quarter of 2024, production capacity was reduced due to an event at the Martinez Renewables facility in 2023 that resulted in lower throughput and impacted margins.
See “Non-GAAP Financial Measure” section for reconciliation of Renewable Diesel margin.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Renewable Diesel segment revenues increased $243 million mainly due to increased sales volume of 295 thousand gallons per day. Renewable Diesel segment adjusted EBITDA increased $56 million primarily due to increased Renewable Diesel margins. Margins increased from $32 million to $75 million in the first six months of 2025 due to higher environmental credits associated with increased production volume, partially offset by lower product margins. In the first six months of 2024, production capacity was reduced due to an event at the Martinez Renewables facility in 2023 that resulted in lower throughput and impacted margins.
See “Non-GAAP Financial Measure” section for reconciliation of Renewable Diesel margin.
Corporate

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Corporate(a)	$(243)	$(223)	$(453)	$(451)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $17 million and $23 million for the second quarter of 2025 and 2024, respectively, and $35 million and $47 million for the six months ended June 30, 2025 and 2024, respectively.
Second Quarter 2025 Compared to Second Quarter 2024
In the second quarter of 2025, corporate expenses increased $20 million primarily due to an increase in contract services of approximately $26 million.
Items not Allocated to Segments

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Items not allocated to segments:
Gain on sale of assets	$—	$151	$—	$151
Second Quarter 2025 Compared to Second Quarter 2024
Gain on sale of assets includes $151 million resulting from the Whistler Joint Venture Transaction in the second quarter of 2024. See Note 4 to the unaudited consolidated financial statements for additional information on this transaction.

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
Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Refining & Marketing segment adjusted EBITDA	$1,890	$2,022	$2,379	$4,008
Plus (Less):
Depreciation and amortization	(405)	(453)	(811)	(897)
Refining planned turnaround costs	(250)	(182)	(704)	(829)
Selling, general and administrative expenses	667	656	1,291	1,271
Income from equity method investments	(3)	(7)	(8)	(17)
Other income	(51)	(49)	(119)	(293)
Refining & Marketing gross margin	1,848	1,987	2,028	3,243
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,803	2,606	5,787	5,715
Depreciation and amortization	405	453	811	897
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(98)	(106)	(168)	(179)
Other taxes included in Refining & Marketing margin	(63)	(73)	(133)	(132)
Refining & Marketing margin	$4,895	$4,867	$8,325	$9,544
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
Reconciliation of Renewable Diesel segment adjusted EBITDA to Renewable Diesel gross margin and Renewable Diesel margin

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2025	2024	2025	2024
Renewable Diesel segment adjusted EBITDA	$(19)	$(27)	$(61)	$(117)
Plus (Less):
Depreciation and amortization	(18)	(17)	(36)	(33)
Renewable Diesel JV depreciation and amortization(a)	(23)	(23)	(45)	(45)
Renewable Diesel planned turnaround costs	(25)	(1)	(36)	(2)
Renewable Diesel JV planned turnaround costs(a)	(2)	—	(10)	—
Selling, general and administrative expenses	9	14	18	28
Income from equity method investments	(18)	(12)	(34)	(25)
Other income	(8)	—	(11)	—
Renewable Diesel gross margin	(104)	(66)	(215)	(194)
Plus (Less):
Operating expenses (excluding depreciation and amortization)	114	64	212	150
Depreciation and amortization	18	17	36	33
Martinez JV depreciation and amortization	21	22	42	43
Renewable Diesel margin	$49	$37	$75	$32
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $1.67 billion at June 30, 2025 compared to $3.21 billion at December 31, 2024. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Six Months Ended June 30,
(Millions of dollars)	2025	2024
Net cash provided by (used in):
Operating activities	$2,575	$4,774
Investing activities	(1,897)	(807)
Financing activities	(2,215)	(4,970)
Total decrease in cash	$(1,537)	$(1,003)
Operating Activities
Net cash provided by operating activities decreased $2.20 billion in the first six months of 2025 compared to the first six months of 2024. The change in net cash provided by operating activities was primarily due to a decrease in operating results and an unfavorable change in working capital of $1.19 billion, when comparing the change in working capital in both periods.

For the first six months of 2025, changes in working capital, excluding changes in short-term debt, were a net $1.04 billion use of cash mainly due to the effects of changes in energy commodity prices and volumes at the end of the period. Accounts payable decreased primarily due to decreases in crude oil prices, partially offset by increases in crude oil volumes. Inventories increased largely due to increases in crude oil and refined product inventory volumes. Current receivables decreased primarily due to decreases in crude oil prices, partially offset by increases in crude oil volumes and refined product prices.
For the first six months of 2024, changes in working capital, excluding changes in short-term debt, were a net $152 million source of cash mainly due to the effects of changes in energy commodity prices and volumes at the end of the period. Accounts payable increased primarily due to increases in crude oil prices. Current receivables increased largely due to increases in crude oil and refined product prices, partially offset by a decrease in volumes. Inventories increased primarily due to increases in crude oil and refined product inventory volumes. Additionally, working capital was favorably impacted by changes in income tax receivable and unfavorably impacted by changes in prepaid assets and current liabilities.
Investing Activities
Investing activities were a net $1.90 billion use of cash in the first six months of 2025 compared to a net $807 million use of cash in the first six months of 2024.
•In the first six months of 2024, purchases of short-term investments of $2.93 billion were more than offset by maturities and sales of short-term investments of $3.52 billion and $195 million, respectively, for a net source of cash of $789 million.
•Additions to property, plant and equipment increased $286 million. See the Capital Requirements section for additional information on our capital investment plan.
•Cash used for acquisitions of $237 million and $622 million in the first six months of 2025 and 2024, respectively, were due to acquisitions in our Midstream segment.
•Cash used in net investments was $428 million for the first six months of 2025 compared to $45 million for the first six months of 2024. In the first six months of 2025, investments mainly included contributions to MPLX equity method investments. In the first six months of 2024, investments primarily included a return of capital of $134 million related to the Whistler Joint Venture Transaction more than offset by Midstream equity method investments, including a $92 million contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt due in 2024.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(Millions of dollars)	2025	2024
Additions to property, plant and equipment per the consolidated statements of cash flows	$1,358	$1,072
Decrease in capital accruals	(5)	(46)
Total capital expenditures	1,353	1,026
Investments in equity method investees	488	179
Total capital expenditures and investments	$1,841	$1,205
Financing Activities
Financing activities were a net $2.22 billion use of cash in the first six months of 2025 compared to a net $4.97 billion use of cash in the first six months of 2024.
•Long-term debt borrowings and repayments were a net $919 million source of cash in the first six months of 2025 compared to a net $1.58 billion source of cash in the first six months of 2024. During the first six months of 2025, MPC issued $2.0 billion in aggregate principal amount of senior notes and repaid $1.250 billion in aggregate principal amount of senior notes. During the first six months of 2025, MPLX issued $2.0 billion aggregate principal amount of senior notes and repaid $1.70 billion aggregate principal amount of senior notes. During the first six months of 2024, MPLX issued $1.65 billion aggregate principal amount of senior notes.
•During first six months of 2025, we had net borrowings of $210 million under our commercial paper program. We had no activity under our commercial paper program during the first six months of 2024.
•Cash used in common stock repurchases, including fees and expenses, totaled $1.84 billion in the first six months of 2025 compared to $5.11 billion in the first six months of 2024. See the Capital Requirements section for further discussion of our stock repurchases.
•Cash used in dividend payments decreased $25 million for the first six months of 2025 compared to the first six months of 2024 due to a reduction of shares outstanding resulting from share repurchases, partially offset by an increase in per share dividends.

•Cash used in distributions to noncontrolling interests increased $66 million for the first six months of 2025 compared to the first six months of 2024 primarily due to an increase in MPLX’s distribution per common unit.
•Cash used in repurchases of noncontrolling interests was $200 million in the first six months of 2025 and $150 million in the first six months of 2025 related to the repurchase of MPLX common units. See Note 3 to the unaudited consolidated financial statements for further discussion of MPLX.
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
Our liquidity, excluding MPLX, totaled $5.18 billion at June 30, 2025 consisting of:

	June 30, 2025
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	—	100
Total	$5,100	$—	$1	$5,099
Commercial paper borrowings(b)				(210)
Cash and cash equivalents and short-term investments(c)				287
Total liquidity				$5,176
(a)The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.
(b)    We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility.
(c)    Excludes cash and cash equivalents of MPLX of $1.39 billion.
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At June 30, 2025, we had $210 million in aggregate principal amount of commercial paper outstanding under the commercial paper program.
Because of the alternatives available to us, including internally generated cash flow, revolving credit and trade receivable facilities, access to capital markets and a commercial paper program, we believe that our short-term and long-term liquidity is adequate to fund not only our current operations, but also our near-term and long-term funding requirements, including capital spending programs, the repurchase of shares of our common stock, dividend payments, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.
On February 10, 2025, MPC issued $2.0 billion in aggregate principal amount of senior notes in an underwritten public offering, consisting of $1.1 billion aggregate principal amount of 5.150 percent senior notes due March 2030 and $900 million aggregate principal amount of 5.700 percent senior notes due March 2035. The senior notes offering replaced the $750 million aggregate principal amount of 3.625 percent senior notes that matured in September 2024 and was used to repay the $1.250 billion aggregate principal amount of 4.700 percent senior notes at maturity on May 1, 2025.
MPC’s bank revolving credit facility and trade receivables facility contain representations and warranties, affirmative and negative covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of June 30, 2025, we were in compliance with such covenants and restrictions.

Our intention is to maintain an investment-grade credit profile. As of June 30, 2025, the credit ratings on our senior unsecured debt are as follows.

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
MPLX
MPLX’s liquidity totaled $4.89 billion at June 30, 2025 consisting of:

	June 30, 2025
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				1,386
Total liquidity				$4,886
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
On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million of debt principal outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition. See Note 23 to the unaudited consolidated financial statements for additional information on this transaction.
MPLX intends to use debt financing to restore liquidity after using cash on hand for the recently completed acquisition of the remaining 55 percent of BANGL pipeline system and related debt repayments, and to fund the announced acquisition of Northwind Midstream.
MPLX’s bank revolving credit facility contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of June 30, 2025, MPLX was in compliance with such covenants.

Our intention is to maintain an investment-grade credit profile for MPLX. As of June 30, 2025, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
Capital Requirements
Capital Investment Plan
MPC's capital investment outlook for 2025 totals approximately $1.25 billion for capital projects and investments, excluding capitalized interest, potential acquisitions, if any, and MPLX’s capital investment plan. MPC’s capital investment outlook includes all of the planned capital spending for Refining & Marketing, Renewable Diesel and Corporate, as well as a portion of the planned capital investments for Midstream. The remainder of the planned capital spending for Midstream reflects the capital investment plan for MPLX, which totals $2.0 billion, excluding capitalized interest, acquisitions, if any, reimbursable capital and any incremental capital project expenditures associated with the pending Northwind Midstream acquisition. We continuously evaluate our capital investment plan and make changes as conditions warrant.
Capital expenditures and investments for MPC and MPLX are summarized below.

	Six Months Ended June 30,
(Millions of dollars)	2025	2024
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$709	$592
Midstream - Other	12	3
Renewable Diesel	2	3
Corporate and Other(b)	15	18
Total MPC, excluding MPLX	$738	$616

Midstream - MPLX(c)	$1,065	$565
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $38 million and $24 million for the six months ended June 30, 2025 and 2024, respectively.
(c)    Includes reimbursable capital of $87 million.
Capital expenditures and investments in affiliates during the six months ended June 30, 2025 were primarily for Refining & Marketing and Midstream projects. Major Refining & Marketing projects include advancing improvements focused on integrating and modernizing utility systems and increasing energy efficiency, with the added benefit of addressing upcoming regulation mandating further reductions in emissions at our Los Angeles refinery, a multi-year project to upgrade high sulfur distillate to ULSD and maximize distillate volume expansion at our Galveston Bay refinery and a project to increase flexibility and optimize jet production at our Robinson refinery. In addition to these multi-year investments, the company is executing short-duration, high-return projects that are expected to enhance the yields of our refineries, improve energy efficiency and lower our costs as well as investments in our branded marketing footprint.

Our Midstream segment capital expenditures and investments in affiliates were primarily for expanding our Permian to Gulf Coast integrated natural gas and NGL value chain, gas processing plants in the Marcellus and Permian basins and gas gathering projects in the Marcellus, Utica and Permian basins.
Share Repurchases
Total share repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Number of shares repurchased	5	15	12	28
Cash paid for shares repurchased(a)	$692	$2,896	$1,749	$5,114
Average cost per share(b)	$146.43	$185.34	$147.29	$177.54
(a)     2025 excludes $88 million paid in 2025 for excise tax on 2024 share repurchases.
(b)    The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but the excise tax does not reduce the remaining share repurchase authorization.
From January 1, 2012 through June 30, 2025, our board of directors had approved $60.05 billion in total share repurchase authorizations and we repurchased a total of $54.02 billion of our common stock. As of June 30, 2025, $6.03 billion remained available for repurchase under the share repurchase authorizations.
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
See Note 8 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
MPLX Unit Repurchases
Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2025	2024	2025	2024
Number of common units repurchased	2	2	4	4
Cash paid for common units repurchased	$100	$75	$200	$150
Average cost per unit	$50.31	$41.10	$51.38	$40.56
As of June 30, 2025, MPLX had approximately $320 million remaining available under its unit repurchase authorization.
On August 5, 2025, MPLX announced that its board of directors approved a $1.0 billion common unit repurchase authorization that is in addition to the $1.0 billion common unit repurchase authorization announced on August 2, 2022. The common unit repurchase authorizations have no expiration date.
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
Cash Commitments
Contractual Obligations
As of June 30, 2025, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. Additionally, in July 2025, MPLX completed the BANGL Acquisition and entered into an agreement to acquire Northwind Midstream as described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Strategic Updates. During the first six months of 2025, there were no other material changes to our contractual obligations outside the ordinary course of business since December 31, 2024.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 16 and 21, respectively, to the unaudited consolidated financial statements, and financing and operating leases.

Other Cash Commitments
On July 30, 2025, our board of directors declared a dividend of $0.91 per share on common stock. The dividend is payable September 10, 2025 to shareholders of record as of the close of business on August 20, 2025.
During the six months ended June 30, 2025, we made contributions of $36 million to our funded pension plans and plan to make an additional required contribution of approximately $135 million in the third quarter of 2025. We may make additional voluntary contributions at our discretion depending on the anticipated funding status and plan asset performance.
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
There have been no additional significant changes to our environmental matters and compliance costs during the six months ended June 30, 2025.
CRITICAL ACCOUNTING ESTIMATES
As of June 30, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table includes the composition of net losses on our commodity derivative positions as of June 30, 2025 and 2024, respectively.

	Six Months Ended June 30,
(Millions of dollars)	2025	2024
Realized loss on settled derivative positions	$(46)	$(106)
Unrealized gain (loss) on open net derivative positions	13	(17)
Net loss	$(33)	$(123)
See Note 15 to the unaudited consolidated financial statements for additional information on our open derivative positions at June 30, 2025.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2025 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of June 30, 2025
Crude	$(24)	$(60)	$24	$60
Refined products	(20)	(49)	20	49
Blending products	(7)	(16)	7	16
Soybean oil	(10)	(25)	10	25
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2025 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of June 30, 2025 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value as of June 30, 2025(a)	Change in Fair Value(b)	Change in Net Income for the Six Months Ended June 30, 2025(c)
Long-term debt
Fixed-rate	$26,355	$2,150	n/a
Variable-rate	$210	$—	$—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2025.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2025.
At June 30, 2025, our long-term debt was composed of fixed-rate instruments and variable-rate borrowings. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 14 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 4, 2025, the Washington Department of Ecology (“Washington DOE”) commenced an enforcement action against Tesoro Refining & Marketing Company LLC, a subsidiary of the Company, for allegedly violating provisions of the Washington Hazardous Waste Management Act and associated regulations. The Washington DOE seeks a penalty in excess of $1 million. We cannot currently estimate the timing of the resolution of this matter but do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended June 30, 2025 of equity securities that are registered by MPC pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
4/1/2025-4/30/2025	2,363,864	$126.63	2,363,864	$6,424
5/1/2025-5/31/2025	605,553	161.94	605,553	6,326
6/1/2025-6/30/2025	1,793,130	164.34	1,793,130	6,031
Total	4,762,547	145.32	4,762,547
(a)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations. The weighted average price includes any commissions paid to brokers during the relevant period. The weighted average price does not include any excise tax incurred on the share repurchases.
(b)On April 30, 2024, we announced that our board of directors had approved a $5.0 billion share repurchase authorization. On November 5, 2024, we announced that our board of directors had approved an additional $5.0 billion share repurchases authorization. These share repurchase authorizations have no expiration date.
(c)The maximum dollar value remaining has been reduced by the amount of any commissions paid to brokers. The maximum dollar value remaining has not been reduced by the amount of any excise tax incurred on the share repurchases.

Item 5. Other Information
On May 14, 2025, Molly R. Benson, Chief Legal Officer and Corporate Secretary of the Company, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act providing for the potential sale of 10,879 shares of our common stock between August 14, 2025 and August 14, 2026.

No other director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), during the quarter ended June 30, 2025.

As previously announced, Timothy J. Aydt ceased service as our Executive Vice President, Refining, on June 1, 2025, and has continued service with the company in a non-executive officer role since that time. Mr. Aydt’s official retirement will take place on September 2, 2025. On August 4, 2025, we entered into a Consulting Agreement with Mr. Aydt, to be effective following his retirement on September 2, 2025. Under the agreement, Mr. Aydt will continue to support the transition of his executive role and related activities. He is expected to work as an independent contractor until December 31, 2025, and will receive monthly consulting fees equal to $170,000 and reasonable expense reimbursement for his services. Under the agreement, Mr. Aydt will be subject to customary restrictive and other covenants during and after his consulting service.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated April 24, 2024	8-K	3.2	4/26/2024	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021	10-Q	3.2	11/2/2021	001-35054
10.1	Eighth Amendment to the Marathon Petroleum Thrift Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2025	MARATHON PETROLEUM CORPORATION

	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski Vice President and Controller