Form 10-Q
period 2025-09-30
Marathon Petroleum Corp
filed 2025-11-04
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
There were 300,602,479 shares of Marathon Petroleum Corporation common stock outstanding as of October 31, 2025.

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Glossary of Terms
Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaska North Slope crude oil, an oil index benchmark price
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Gasoline Blendstock for Oxygenate Blending
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization (a non-GAAP financial measure)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
JV	Joint Venture
LIFO	Last in, first out, an inventory costing method
mbpd	Thousand barrels per day
MEH	Magellan East Houston crude oil, an oil index benchmark price
MMBtu	One million British thermal units
MMcf/d	One million cubic feet per day
MPLX	MPLX LP and its consolidated subsidiaries
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
RFS	Renewable Fuel Standard program, as required by the Energy Independence and Security Act of 2007
RIN	Renewable Identification Number
SEC	U.S. Securities and Exchange Commission
SRE	Small Refinery Exemption credit under the Renewable Fuel Standard program
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues and other income:
Sales and other operating revenues	$34,809	$35,107	$100,125	$105,727
Income from equity method investments	976	219	1,418	796
Net gain (loss) on disposal of assets	(2)	(2)	4	17
Other income	66	49	253	406
Total revenues and other income	35,849	35,373	101,800	106,946

Costs and expenses:
Cost of revenues (excludes items below)	31,200	32,144	90,585	95,682
Depreciation and amortization	841	846	2,423	2,511
Selling, general and administrative expenses	863	815	2,513	2,417
Other taxes	232	219	682	681
Total costs and expenses	33,136	34,024	96,203	101,291

Income from operations	2,713	1,349	5,597	5,655
Net interest and other financial costs	310	221	933	594
Income before income taxes	2,403	1,128	4,664	5,061
Provision for income taxes	460	113	765	779
Net income	1,943	1,015	3,899	4,282
Less net income attributable to:
Redeemable noncontrolling interest	—	6	—	21
Noncontrolling interests	573	387	1,387	1,187
Net income attributable to MPC	$1,370	$622	$2,512	$3,074

Per share data (See Note 7)
Basic:
Net income attributable to MPC per share	$4.51	$1.88	$8.16	$8.85
Weighted average shares outstanding	303	331	307	347

Diluted:
Net income attributable to MPC per share	$4.51	$1.87	$8.15	$8.83
Weighted average shares outstanding	304	332	308	348
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Net income	$1,943	$1,015	$3,899	$4,282
Defined benefit plans:
Actuarial changes, net of tax of $1, $1, $7 and $2, respectively	4	2	21	5
Prior service, net of tax of $(2), $(3), $(6) and $(10), respectively	(6)	(10)	(18)	(31)
Other, net of tax of $—, $1, $— and $—, respectively	1	2	2	(1)
Other comprehensive income (loss)	(1)	(6)	5	(27)
Comprehensive income	1,942	1,009	3,904	4,255
Less comprehensive income attributable to:
Redeemable noncontrolling interest	—	6	—	21
Noncontrolling interests	573	387	1,387	1,187
Comprehensive income attributable to MPC	$1,369	$616	$2,517	$3,047
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(Millions of dollars, except share data)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,654	$3,210
Receivables, less allowance for expected credit loss of $20 and $73, respectively	10,487	11,145
Inventories	9,829	9,568
Other current assets	626	524
Assets held for sale	1,034	—
Total current assets	24,630	24,447
Equity method investments	6,900	6,857
Property, plant and equipment, net	36,984	35,028
Goodwill	9,331	8,244
Intangibles, net	2,749	1,774
Right of use assets, net	1,373	1,300
Other noncurrent assets	1,273	1,208
Total assets	$83,240	$78,858

Liabilities
Accounts payable	$12,486	$13,906
Payroll and benefits payable	968	1,096
Accrued taxes	1,381	1,204
Debt due within one year	1,612	3,049
Operating lease liabilities	441	417
Other current liabilities	1,610	1,155
Liabilities held for sale	230	—
Total current liabilities	18,728	20,827
Long-term debt	31,232	24,432
Deferred income taxes	5,964	5,771
Defined benefit postretirement plan obligations	1,132	1,157
Long-term operating lease liabilities	918	860
Deferred credits and other liabilities	1,377	1,305
Total liabilities	59,351	54,352

Commitments and contingencies (see Note 22)
Redeemable noncontrolling interest	—	203

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 994 million and 994 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 693 million and 678 million shares	(55,016)	(52,623)
Additional paid-in capital	33,695	33,624
Retained earnings	38,517	36,848
Accumulated other comprehensive loss	(109)	(114)
Total MPC stockholders’ equity	17,097	17,745
Noncontrolling interests	6,792	6,558
Total equity	23,889	24,303
Total liabilities, redeemable noncontrolling interest and equity	$83,240	$78,858
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Millions of dollars)	2025	2024
Operating activities:
Net income	$3,899	$4,282
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs and debt discount	30	(44)
Depreciation and amortization	2,423	2,511
Pension and other postretirement benefits, net	(36)	18
Deferred income taxes	251	(132)
Net gain on disposal of assets	(4)	(17)
Income from equity method investments	(1,418)	(796)
Distributions from equity method investments	857	882
Changes in the fair value of derivative instruments	(45)	47
Changes in:
Current receivables	706	2,061
Inventories	(285)	(588)
Current liabilities and other current assets	(1,204)	(1,546)
Right of use assets and operating lease liabilities, net	10	(1)
All other, net	—	(219)
Net cash provided by operating activities	5,184	6,458

Investing activities:
Additions to property, plant and equipment	(2,305)	(1,723)
Acquisitions, net of cash acquired	(3,316)	(622)
Disposal of assets	20	4
Investments – acquisitions and contributions	(821)	(450)
Investments – redemptions, repayments, return of capital and sales proceeds	571	141
Purchases of short-term investments	—	(2,949)
Sales of short-term investments	—	2,295
Maturities of short-term investments	—	4,384
All other, net	198	147
Net cash provided by (used in) investing activities	(5,653)	1,227

Financing activities:
Commercial paper – issued	5,055	—
Commercial paper – repayments	(5,055)	—
Long-term debt – borrowings	11,166	1,631
Long-term debt – repayments	(6,438)	(811)
Debt issuance costs	(80)	(15)
Issuance of common stock	24	19
Common stock repurchased	(2,487)	(7,815)
Dividends paid	(840)	(862)
Distributions to noncontrolling interests	(1,104)	(1,005)
Repurchases of noncontrolling interests	(300)	(226)
All other, net	(29)	(43)
Net cash used in financing activities	(88)	(9,127)

	Nine Months Ended September 30,
(Millions of dollars)	2025	2024
Net change in cash, cash equivalents and restricted cash	(557)	(1,442)
Cash, cash equivalents and restricted cash at beginning of period(a)	3,211	5,446
Cash, cash equivalents and restricted cash at end of period(a)	$2,654	$4,004

(a)Restricted cash is included in other current assets on our consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	994	$10	(678)	$(52,623)	$33,624	$36,848	$(114)	$6,558	$24,303	$203
Net income (loss)	—	—	—	—	—	(74)	—	420	346	—
Dividends declared on common stock ($0.91 per share)	—	—	—	—	—	(285)	—	—	(285)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(364)	(364)	(6)
Other comprehensive income	—	—	—	—	—	—	5	—	5	—
Shares repurchased	—	—	(7)	(1,039)	—	—	—	—	(1,039)	—
Share-based compensation	—	—	—	—	19	—	—	(3)	16	—
Equity transactions of MPLX	—	—	—	—	25	—	—	58	83	(197)
Balance as of March 31, 2025	994	$10	(685)	$(53,662)	$33,668	$36,489	$(109)	$6,669	$23,065	$—
Net income	—	—	—	—	—	1,216	—	394	1,610	—
Dividends declared on common stock ($0.91 per share)	—	—	—	—	—	(279)	—	—	(279)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(368)	(368)	—
Other comprehensive income	—	—	—	—	—	—	1	—	1	—
Shares repurchased	—	—	(5)	(698)	—	—	—	—	(698)	—
Share-based compensation	—	—	—	—	19	(2)	—	3	20	—
Equity transactions of MPLX	—	—	—	—	(29)	—	—	(58)	(87)	—
Balance as of June 30, 2025	994	$10	(690)	$(54,360)	$33,658	$37,424	$(108)	$6,640	$23,264	$—
Net income	—	—	—	—	—	1,370	—	573	1,943	—
Dividends declared on common stock ($0.91 per share)	—	—	—	—	—	(276)	—	—	(276)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(366)	(366)	—
Other comprehensive loss	—	—	—	—	—	—	(1)	—	(1)	—
Shares repurchased	—	—	(3)	(656)	—	—	—	—	(656)	—
Share-based compensation	—	—	—	—	17	(1)	—	3	19	—
Equity transactions of MPLX	—	—	—	—	20	—	—	(58)	(38)	—
Balance as of September 30, 2025	994	$10	(693)	$(55,016)	$33,695	$38,517	$(109)	$6,792	$23,889	$—

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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.
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
2. Accounting Standards
Not Yet Adopted
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)
In September 2025, the FASB issued ASU 2025-06 to modernize the accounting for software costs that are accounted for under ASC 350-40 by removing all references to prescriptive and sequential software development stages and requiring entities to begin capitalizing software costs when both management has authorized and committed to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform its intended function. This ASU also provides enhanced guidance on evaluating whether the probable-to-complete recognition threshold has been met. This ASU is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either (1) prospectively to all projects started in reporting periods after adoption, including in-process projects, (2) on a modified transition basis that is based on the status of the project and whether software costs were capitalized before the date of adoption, or (3) retrospectively to all prior periods presented in the financial statements. We will adopt this ASU on a prospective basis and do not expect material impacts to our capitalized software cost.

ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued an ASU to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued an ASU to update income tax disclosure requirements to provide consistent categories and greater disaggregation of information in the rate reconciliation and to disaggregate income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis, but retrospective application is permitted. We will adopt this ASU on a retrospective basis and it will result in additional disclosure.
3. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of September 30, 2025, we owned approximately 64 percent of the outstanding MPLX common units.
Unit Repurchase Program
On August 5, 2025, MPLX announced its board of directors approved a $1.0 billion unit repurchase authorization in addition to the $1.0 billion unit repurchase authorization announced on August 2, 2022. These unit repurchase authorizations have no expiration date. MPLX may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated unit repurchases, tender offers or open market solicitations for units, some of which may be effected through Rule 10b5-1 plans. The timing and amount of future repurchases, if any, will depend upon several factors, including market and business conditions, and such repurchases may be suspended, discontinued or restarted at any time.
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2025	2024	2025	2024
Number of common units repurchased	2	2	6	6
Cash paid for common units repurchased	$100	$76	$300	$226
Average cost per unit	$50.86	$42.89	$51.20	$41.32
As of September 30, 2025, MPLX had approximately $1.22 billion remaining under its unit repurchase authorizations.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Increase (decrease) due to change in ownership	$(42)	$(29)	$(45)	$198
Tax impact	62	9	61	(67)
Increase (decrease) in MPC's additional paid-in capital, net of tax	$20	$(20)	$16	$131
4. Acquisitions and Other Transactions
Northwind Midstream Acquisition
On August 29, 2025, MPLX completed the acquisition of 100 percent of Northwind Delaware Holdings LLC (“Northwind Midstream”) for $2.4 billion in cash (the “Northwind Midstream Acquisition”). Northwind Midstream provides sour gas gathering and treating services in Lea County, New Mexico, which enhances MPLX’s Permian natural gas and NGL value chain. The Northwind Midstream Acquisition was financed with the net proceeds from MPLX's $4.5 billion senior notes issuance in August 2025.
Northwind Midstream consists of over 200,000 dedicated acres, more than 200 miles of gathering pipelines, two in-service acid gas injection wells at 20 MMcf/d and a third permitted well that will bring its total capacity to 37 MMcf/d. At the time of acquisition, the system had 150 MMcf/d of sour gas treating capacity, with in-process expansion projects expected to increase capacity to over 400 MMcf/d by the second half of 2026. The system is supported by minimum volume commitments by regional producers.
The Northwind Midstream Acquisition was accounted for as a business combination requiring all Northwind Midstream assets and liabilities to be remeasured to fair value. The fair value of property, plant and equipment was based primarily on the cost approach. The fair value of the identifiable intangible assets was primarily based on the multi-period excess earnings method, which is an income approach. The intangible assets acquired are related to various commercial contracts with a weighted average amortization period of 15 years. The following table reflects our preliminary allocation of the $2.4 billion purchase price to the Northwind Midstream assets and liabilities:

(In millions)	August 29, 2025
Assets acquired:
Cash and cash equivalents	$17
Receivables	11
Other current assets	1
Property, plant and equipment	1,182
Intangibles	951
Other noncurrent assets	2
Total assets acquired	2,164
Liabilities assumed:
Accounts payable	105
Other current liabilities	1
Long-term operating lease liabilities	1
Total liabilities assumed	107
Total identifiable net assets	2,057
Goodwill	356
Fair value of net assets acquired	$2,413

The allocation is subject to revision, as certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the final valuation of property, plant and equipment and intangible assets acquired, which may impact the amount of goodwill recognized. The final valuation will be completed no later than one year from the acquisition date. The results for the acquired business are reported within our Midstream segment.
The purchase price allocation resulted in the recognition of $356 million in goodwill by our Midstream segment, all of which is deductible by MPLX for tax purposes. Goodwill represents the accelerated growth opportunities in the Permian using Northwind Midstream’s asset base, which is complementary and adjacent to MPLX’s existing Delaware basin natural gas system and offers optionality to direct volumes through our integrated system.
Pro forma financial information assuming the Northwind Midstream Acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.
Announced Divestiture of Rockies Operations
On August 26, 2025, MPLX entered into a definitive agreement to divest its Rockies gathering and processing operations (the “Rockies”) to a subsidiary of Harvest Midstream (“Harvest”) for $1.0 billion in cash, subject to customary purchase price adjustments.
The assets and liabilities to be sold as part of this transaction are shown on the consolidated balance sheet as assets held for sale and liabilities held for sale, respectively, as of September 30, 2025. Upon classification as held for sale, depreciation and amortization of the assets ceased. Since the sale of these operations does not represent a strategic shift that has or will have a material effect on our operations or financial results, the planned divestiture is not considered to be a discontinued operation. The Rockies operations are currently reported within the Midstream segment.
The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions, and is expected to result in an estimated gain in excess of $150 million upon closing.
The following table presents the carrying value of assets and liabilities as presented within assets and liabilities held for sale on our consolidated balance sheets as of September 30, 2025:

(In millions)	September 30, 2025
Assets
Receivables, less allowance for expected credit loss	$28
Inventories	25
Equity method investments	123
Property, plant and equipment, net of accumulated depreciation of $340	788
Intangibles, net of accumulated amortization of $178	68
Right of use assets, net	2
Total assets classified as held for sale	$1,034

Liabilities
Accounts payable	$27
Accrued taxes	3
Operating lease liabilities	1
Other current liabilities	16
Long-term operating lease liabilities	1
Deferred credits and other liabilities	182
Total liabilities classified as held for sale	$230
Sale of Interest in Ethanol Joint Venture
On July 31, 2025, MPC sold its 49.9 percent interest in The Andersons Marathon Holdings LLC (“TAMH”) to The Andersons Ethanol LLC, in exchange for cash proceeds of $427 million. MPC’s equity method investment in TAMH was previously reported in the Refining & Marketing segment. Upon closing, MPC derecognized the carrying value of the equity method investment of $173 million and recorded a gain of $254 million, which is included in income from equity method investments on the accompanying consolidated statements of income.

BANGL, LLC Acquisitions
BANGL, LLC (“BANGL”) owns and operates an NGL pipeline system that connects production in the Delaware and Midland basins to key demand centers along the Gulf Coast. On July 31, 2024, MPLX exercised its right of first offer under the BANGL joint venture agreement to purchase an additional 20 percent ownership interest in BANGL for $210 million in cash, which increased total ownership interest to 45 percent (the “2024 BANGL Transaction”). The purchase price of the additional 20 percent ownership interest in BANGL exceeded MPLX’s portion of the underlying net assets of the joint venture by approximately $156 million. Following the 2024 BANGL Transaction, MPLX’s investment in BANGL continued to be accounted for as an equity method investment.
On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL for $703 million in cash, plus an earnout provision of up to $275 million based on targeted EBITDA growth from 2026 to 2029 (the “BANGL Acquisition”). We recorded a liability for these contingent payments in the third quarter of 2025. See Note 14 for additional detail on the inputs used to measure the fair value of these contingent payments. On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million principal amount of debt outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition (the “BANGL Debt Repayment”).
Upon acquisition of the remaining 55 percent interest in BANGL, MPLX’s existing equity investment was remeasured to fair value resulting in the recognition of a $484 million gain, which is included in income from equity method investments within the accompanying consolidated statements of income. The fair value of the previously held equity method investment was estimated using an income approach, with significant valuation inputs including forecasted cash flows and discount rates ranging from 11 to 12 percent. As a result of the BANGL Acquisition, MPLX now owns 100 percent of BANGL and its results are reflected in our Midstream segment within our consolidated financial results.
The following table summarizes the purchase price consideration in connection with the BANGL Acquisition:

(In millions)
Total cash paid	$703
Fair value of contingent consideration as of acquisition date	234
Total consideration	937
Fair value of previously held equity interest	766
Fair value of net assets acquired	$1,703
The BANGL Acquisition was accounted for as a business combination requiring all BANGL assets and liabilities to be remeasured to fair value. The fair value of property, plant and equipment was determined using a combination of both the cost and income approach. The fair value of the identifiable intangible assets was primarily based on the multi-period excess earnings method, which is an income approach. The intangible asset acquired is related to a customer relationship with an amortization period of 11 years. The following table reflects our preliminary determination of the fair value of the BANGL assets and liabilities:

(In millions)	July 1, 2025
Assets acquired:
Cash and cash equivalents	$18
Other current assets	4
Property, plant and equipment	1,550
Intangibles	77
Other noncurrent assets	22
Total assets acquired	1,671
Liabilities assumed:
Long-term debt due within one year	46
Other current liabilities	42
Long-term debt	610
Other long-term liabilities	1
Total liabilities assumed	699
Total identifiable net assets	972
Goodwill	731
Fair value of net assets acquired	$1,703

The allocation is subject to revision, as certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the final valuation of property, plant and equipment and intangible assets acquired, which may impact the amount of goodwill recognized. The final valuation will be completed no later than one year from the acquisition date.
The purchase price allocation resulted in the recognition of $731 million in goodwill by our Midstream segment, 55 percent of which is deductible by MPLX for tax purposes. Goodwill represents the advancement of MPLX’s wellhead-to-water strategy by securing full ownership of a strategically located NGL transport asset which further integrates MPLX’s midstream infrastructure connecting the Permian and Gulf Coast regions.
Pro forma financial information assuming the BANGL Acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.
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
Whistler Joint Venture Transaction
On May 29, 2024, MPLX and its joint venture partner contributed their respective membership interests in Whistler Pipeline, LLC to a newly formed joint venture, WPC Parent, LLC, and issued a 19 percent voting interest in WPC Parent, LLC to an affiliate of Enbridge Inc. in exchange for the contribution of cash and the Rio Bravo Pipeline project (collectively the “Whistler Joint Venture Transaction”). As a result of the transaction, MPLX’s voting interest in the joint venture was reduced from 37.5 percent to 30.4 percent. MPLX recognized a gain of $151 million at closing and received a cash distribution of $134 million, recorded as a return of capital, related to the dilution of the ownership interest. The gain is included in income from equity method investments on the accompanying consolidated statements of income and the return of capital is included in investments - redemptions, repayments, return of capital and sales proceeds within the investing section of the accompanying consolidated statements of cash flows.
Utica Midstream Acquisition
On March 22, 2024, MPLX used $625 million of cash to purchase additional ownership interests in existing joint ventures and gathering assets, which will enhance MPLX’s position in the Utica basin. Prior to the acquisition, MPLX owned an indirect interest in Ohio Gathering Company, L.L.C. (“OGC”) and a direct interest in Ohio Condensate Company, L.L.C. (“OCC”). After giving effect to the acquisition, MPLX owns a combined direct and indirect 73 percent interest in OGC and a 100 percent interest in OCC. In addition, MPLX acquired a 100 percent interest in a dry gas gathering system in the Utica basin. OGC continues to be accounted for as an equity method investment as MPLX did not obtain control of OGC as a result of the transaction. OGC is considered a VIE and MPLX is not deemed to be the primary beneficiary due to voting rights on significant matters. The acquisition date fair value of our investment in OGC exceeded our portion of the underlying net assets of the joint venture by approximately $75 million. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets. OCC was previously accounted for as an equity method investment, and it is now consolidated and included in our consolidated financial results.
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
The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,765	$1,519
Receivables, less allowance for expected credit loss	741	731
Inventories	175	180
Other current assets	38	29
Assets held for sale	1,034	—
Equity method investments	4,792	4,531
Property, plant and equipment, net	21,348	19,154
Goodwill	8,732	7,645
Intangibles, net	1,443	518
Right of use assets, net	276	273
Other noncurrent assets	1,060	995
Liabilities
Accounts payable	$859	$719
Accrued taxes	112	82
Debt due within one year	1,501	1,693
Operating lease liabilities	49	45
Other current liabilities	426	370
Liabilities held for sale	230	—
Long-term debt	24,145	19,255
Deferred income taxes	20	18
Long-term operating lease liabilities	220	217
Deferred credits and other liabilities	479	445
6. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Sales to related parties	$390	$213	$1,036	$711
Purchases from related parties	751	624	2,163	1,778
Sales to related parties, which are included in sales and other operating revenues, consist primarily of refined product sales and renewable feedstock sales to certain of our equity affiliates.
Purchases from related parties are included in cost of revenues. We obtain utilities, transportation services and purchase renewable diesel from certain of our equity affiliates.
We also purchased ethanol from TAMH, an equity affiliate. On July 31, 2025, MPC sold its interest in TAMH. TAMH ceased to be a related party after the sale. See Note 4.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Basic earnings per share:
Allocation of earnings
Net income attributable to MPC	$1,370	$622	$2,512	$3,074
Income allocated to participating securities	(2)	—	(3)	(2)
Income available to common stockholders - basic	$1,368	$622	$2,509	$3,072

Weighted average common shares outstanding	303	331	307	347
Basic earnings per share	$4.51	$1.88	$8.16	$8.85

Diluted earnings per share:
Allocation of earnings
Net income attributable to MPC	$1,370	$622	$2,512	$3,074
Income allocated to participating securities	(2)	—	(3)	(2)
Income available to common stockholders - diluted	$1,368	$622	$2,509	$3,072

Weighted average common shares outstanding	303	331	307	347
Effect of dilutive securities	1	1	1	1
Weighted average common shares, including dilutive effect	304	332	308	348
Diluted earnings per share	$4.51	$1.87	$8.15	$8.83
Potential common shares that were anti-dilutive and, therefore, omitted from the diluted share calculation, were immaterial for all periods.
8. Equity
On November 5, 2024, MPC announced that our board of directors approved a $5.0 billion share repurchase authorization in addition to the $5.0 billion share repurchase authorization announced on April 30, 2024. As of September 30, 2025, $5.38 billion remained available for repurchase under the share repurchase authorizations. These share repurchase authorizations have no expiration date.
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

Total share repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Number of shares repurchased	3	16	15	44
Cash paid for shares repurchased(a)	$650	$2,701	$2,399	$7,815
Average cost per share(b)	$174.32	$170.99	$153.83	$175.20
(a)    The nine months ended September 30, 2025 excludes $88 million paid in 2025 for excise tax on 2024 share repurchases.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,762	$1,136	$4,141	$5,144
Midstream	1,709	1,628	5,070	4,837
Renewable Diesel	(56)	(61)	(117)	(178)
Total reportable segments	$3,415	$2,703	$9,094	$9,803

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$3,415	$2,703	$9,094	$9,803
Corporate	(209)	(196)	(627)	(600)
Refining & Renewable Diesel planned turnaround costs	(401)	(290)	(1,141)	(1,121)
Renewable Diesel JV planned turnaround costs(a)	(3)	—	(13)	—
Gain on sale of assets(b)	738	—	738	151
SRE	57	—	57	—
Transaction-related costs(c)	(21)	—	(21)	—
Depreciation and amortization	(841)	(846)	(2,423)	(2,511)
Renewable Diesel JV depreciation and amortization(a)	(22)	(22)	(67)	(67)
Net interest and other financial costs	(310)	(221)	(933)	(594)
Income before income taxes	$2,403	$1,128	$4,664	$5,061
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included in the Renewable Diesel segment.
(b)    The three and nine months ended September 30, 2025 includes gains from the BANGL Acquisition and the sale of MPC’s interest in TAMH. The nine months ended September 30, 2024 includes the gain from the Whistler Joint Venture Transaction (as defined in Note 4). See Note 4 for additional information.
(c)    Transaction-related costs include costs associated with significant transactions discussed in Note 4.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$32,647	$33,298	$93,932	$100,435
Intersegment revenues	7	43	53	128
Refining & Marketing segment revenues	32,654	33,341	93,985	100,563

Midstream
Revenues from external customers(a)	1,449	1,332	4,230	3,813
Intersegment revenues	1,481	1,468	4,421	4,319
Midstream segment revenues	2,930	2,800	8,651	8,132

Renewable Diesel
Revenues from external customers(a)	713	477	1,963	1,479
Intersegment revenues	3	4	12	18
Renewable Diesel segment revenues	716	481	1,975	1,497

Total segment revenues	36,300	36,622	104,611	110,192
Less: intersegment revenues	1,491	1,515	4,486	4,465
Consolidated sales and other operating revenues(a)	$34,809	$35,107	$100,125	$105,727
(a)    Includes sales to related parties. See Note 6 for additional information. See Note 17 for the disaggregation of our revenue from external customers by segment and product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Income from equity method investments
Refining & Marketing	$3	$29	$11	$46
Midstream	213	176	613	560
Renewable Diesel	22	14	56	39
Total segment income from equity method investments	238	219	680	645
Corporate(a)	738	—	738	151
Consolidated income from equity method investments	$976	$219	$1,418	$796
(a)    The three and nine months ended September 30, 2025 includes gains from the BANGL Acquisition and the sale of MPC’s interest in TAMH. The nine months ended September 30, 2024 represents the gain from the Whistler Joint Venture Transaction. See Note 4 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Segment expenses
Refining & Marketing
Cost of purchases	$27,353	$28,883	$79,569	$85,722
Refining operating costs	1,546	1,435	4,504	4,263
Distribution costs	1,574	1,475	4,589	4,384
Other segment items(a)	422	441	1,193	1,096
Refining & Marketing segment expenses	$30,895	$32,234	$89,855	$95,465

Midstream
Other segment items(b)	1,434	1,348	4,194	3,855
Midstream segment expenses	$1,434	$1,348	$4,194	$3,855

Renewable Diesel
Operating costs	67	75	203	201
Distribution costs	22	16	69	67
Other segment items(c)	705	465	1,876	1,446
Renewable Diesel segment expenses	$794	$556	$2,148	$1,714
(a)    Other segment items for the Refining & Marketing segment include costs that are reimbursed by customers through commercial arrangements, as well as LIFO inventory adjustments.
(b)    Other segment items for the Midstream segment include operating expenses and purchased product costs. For purposes of managing the Midstream segment, the CODM is only provided consolidated Midstream expense information.
(c)    Other segment items for the Renewable Diesel segment include purchased product costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Depreciation and amortization
Refining & Marketing	$426	$448	$1,237	$1,345
Midstream	369	353	1,069	1,041
Renewable Diesel(a)	17	17	53	50
Total segment depreciation and amortization	812	818	2,359	2,436
Corporate	29	28	64	75
Consolidated depreciation and amortization	$841	$846	$2,423	$2,511
(a)    Excludes our pro-rata share of Renewable Diesel JV depreciation and amortization of $22 million, $22 million, $67 million and $67 million in the three months ended September 30, 2025 and 2024 and nine months ended September 30, 2025 and 2024, respectively, which was adjusted for purposes of arriving at Renewable Diesel segment adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Capital expenditures
Refining & Marketing	$423	$369	$1,132	$961
Midstream	919	557	1,996	1,125
Renewable Diesel	16	3	18	6
Total segment capital expenditures and investments	1,358	929	3,146	2,092
Less investments in equity method investees	333	271	821	450
Plus:
Corporate	6	7	21	25
Capitalized interest	26	14	64	38
Consolidated capital expenditures(a)	$1,057	$679	$2,410	$1,705
(a)Includes changes in capital expenditure accruals. See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the nine months ended September 30, 2025 and 2024 as reported in the consolidated statements of cash flows.
10. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Interest income	$(41)	$(102)	$(118)	$(308)
Interest expense	368	352	1,079	1,034
Interest capitalized	(27)	(15)	(67)	(40)
Pension and other postretirement non-service costs(a)	6	(8)	17	(30)
Investments - net premium (discount) amortization	—	(20)	—	(90)
Other financial costs	4	14	22	28
Net interest and other financial costs	$310	$221	$933	$594
(a)See Note 21.
11. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $460 million and $765 million for the three and nine months ended September 30, 2025, respectively, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
We recorded a combined federal, state and foreign income tax provision of $113 million and $779 million for the three and nine months ended September 30, 2024, respectively, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act contains a multitude of provisions with various effective dates, with certain provisions effective in 2025. The provisions that are currently expected to affect us include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, tax relief measures including 100 percent bonus depreciation for property acquired and placed in service on or after January 19, 2025, and modifications to the international tax framework. The Act’s impact is not material to our consolidated financial statements.

12. Inventories

(Millions of dollars)	September 30, 2025	December 31, 2024
Crude oil and other feedstocks	$3,049	$3,185
Refined products	5,435	5,137
Materials and supplies	1,345	1,246
Total	$9,829	$9,568
Inventories are carried at the lower of cost or market value. Costs of crude oil and other feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.
13. Property, Plant and Equipment (PP&E)

	September 30, 2025			December 31, 2024
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$33,973	$20,129	$13,844	$32,965	$19,015	$13,950
Midstream	33,399	11,381	22,018	30,697	10,798	19,899
Renewable Diesel	969	380	589	976	338	638
Corporate	1,726	1,193	533	1,679	1,138	541
Total	$70,067	$33,083	$36,984	$66,317	$31,289	$35,028
14. Fair Value Measurements
Fair Values—Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2025
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$227	$—	$—	$(205)	$22	$42
Liabilities:
Commodity contracts	$217	$—	$—	$(217)	$—	$—
Embedded derivatives in commodity contracts	—	—	51	—	51	—
Contingent consideration, liability	—	—	234	—	234	—

	December 31, 2024
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$139	$—	$—	$(132)	$7	$16
Liabilities:
Commodity contracts	$144	$—	$—	$(144)	$—	$—
Embedded derivatives in commodity contracts	—	—	58	—	58	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2025, cash collateral of $12 million was netted with mark-to-market derivative liabilities. As of December 31, 2024, cash collateral of $12 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.
Level 3 instruments include a liability for contingent consideration related to the BANGL Acquisition earnout provision and an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement.
The fair value calculation for the contingent consideration liability was estimated using discounted cash flows based on a Monte Carlo simulation. Future earnout payments are tied to the achievement of EBITDA growth from 2026 to 2029, which includes the significant unobservable input of forecasted throughput volumes. The earnout payment will continue to be remeasured at fair value each quarter with changes in fair value recognized in earnings until either the EBITDA targets are met or the earnout period ends, with the total payout capped at $275 million.
The fair value calculation for the embedded derivative liability at September 30, 2025 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.66 to $1.30 per gallon with a weighted average of $0.79 per gallon and (2) a 100 percent probability of renewal for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Beginning balance	$55	$69	$58	$61
Contingent consideration(a)	234	—	234	—
Unrealized and realized (gain) loss included in net income(b)	(2)	3	1	18
Settlements of derivative instruments	(2)	(3)	(8)	(10)
Ending balance	$285	$69	$285	$69

The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized (gain) loss relating to liabilities still held at the end of period(b):	$(2)	$3	$1	$15
(a)    Liability recorded in the third quarter of 2025 related to the BANGL Acquisition earnout provision.
(b)    The (gain) loss is included in cost of revenues on the consolidated statements of income.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments, historical incurrence of credit losses and expected insignificance of future credit losses, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on prices from recent trade activity and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $32.4 billion and $31.1 billion at September 30, 2025, respectively, and approximately $26.9 billion and $25.0 billion at December 31, 2024, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs, which are netted against our total debt.

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
The following table presents the fair value of derivative instruments as of September 30, 2025 and December 31, 2024 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	September 30, 2025		December 31, 2024
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$227	$217	$139	$144
Other current liabilities(a)	—	8	—	10
Deferred credits and other liabilities(a)	—	43	—	48
(a)     Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of September 30, 2025.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	86.4%	55,815	55,891
Refined products	91.7%	35,257	41,523
Blending products	79.2%	9,697	12,003
Soybean oil	98.5%	2,197	2,981
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 6,910 long and 6,976 short and Refined products - 2,283 long and 2,661 short. There are no spread contracts for Blending products or Soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

	Gain (Loss)
(Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2025	2024	2025	2024
Sales and other operating revenues	$—	$4	$—	$2
Cost of revenues	(6)	38	(42)	(82)
Other income	2	(1)	5	(2)
Total	$(4)	$41	$(37)	$(82)

16. Debt
Our outstanding borrowings at September 30, 2025 and December 31, 2024 consisted of the following:

(Millions of dollars)	September 30, 2025	December 31, 2024
MPC:
Senior notes	$6,449	$5,699
MARAD debt	161	174
Finance lease obligations	665	718
Total	7,275	6,591

MPLX:
Senior notes	26,000	21,200
Finance lease obligations	7	6
Total	26,007	21,206

Total debt	33,282	27,797
Unamortized debt issuance costs	(210)	(142)
Unamortized discount, net of unamortized premium	(228)	(174)
Amounts due within one year	(1,612)	(3,049)
Total long-term debt due after one year	$31,232	$24,432

MPC Senior Notes
On February 10, 2025, MPC issued $2.0 billion in aggregate principal amount of senior notes in an underwritten public offering (“2025 Senior Notes Offering”), consisting of:
•$1.1 billion aggregate principal amount of 5.150 percent senior notes due March 2030; and
•$900 million aggregate principal amount of 5.700 percent senior notes due March 2035.
The 2025 Senior Notes Offering replaced the $750 million aggregate principal amount of 3.625 percent senior notes that matured in September 2024, and the net proceeds were used to repay the $1.250 billion aggregate principal amount of 4.700 percent senior notes at maturity on May 1, 2025.
MPLX Senior Notes
On February 18, 2025, MPLX repaid all of MPLX's outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025 at maturity.
On March 10, 2025, MPLX issued $2.0 billion in aggregate principal amount of senior notes in an underwritten public offering (“March 2025 MPLX Senior Notes Offering”), consisting of:
•$1.0 billion aggregate principal amount of 5.400 percent senior notes due April 2035; and
•$1.0 billion aggregate principal amount of 5.950 percent senior notes due April 2055.
On April 9, 2025, MPLX used a portion of the net proceeds from the March 2025 MPLX Senior Notes Offering to redeem all of (i) MPLX LP’s outstanding $1,189 million aggregate principal amount of 4.875 percent senior notes due June 2025 and (ii) MarkWest Energy Partners, L.P.’s outstanding $11 million aggregate principal amount of 4.875 percent senior notes due June 2025. MPLX used the remaining net proceeds for general partnership purposes.
On August 11, 2025, MPLX issued $4.5 billion in aggregate principal amount of senior notes in an underwritten public offering (“August 2025 MPLX Senior Notes Offering”), consisting of:
•$1.25 billion aggregate principal amount of 4.800 percent senior notes due February 2031;
•$750 million aggregate principal amount of 5.000 percent senior notes due January 2033;
•$1.5 billion aggregate principal amount of 5.400 percent senior notes due September 2035; and
•$1.0 billion aggregate principal amount of 6.200 percent senior notes due September 2055.
MPLX used a portion of the net proceeds from the August 2025 MPLX Senior Notes Offering to fund the Northwind Midstream Acquisition, including the payment of related fees and expenses, and to increase cash and cash equivalents following the recently completed BANGL Acquisition and BANGL Debt Repayment. MPLX intends to use the remainder of the net proceeds from the August 2025 MPLX Senior Notes Offering for general partnership purposes, which may include incremental capital expenditures associated with Northwind Midstream in-process expansion projects and working capital requirements.
Capacity under our Credit Facilities as of September 30, 2025

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
17. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Refining & Marketing
Refined products	$30,525	$30,987	$87,897	$93,329
Crude oil	1,586	1,826	4,570	5,713
Services and other	536	485	1,465	1,393
Total revenues from external customers	32,647	33,298	93,932	100,435

Midstream
Refined products	527	431	1,529	1,197
Services and other	922	901	2,701	2,616
Total revenues from external customers	1,449	1,332	4,230	3,813

Renewable Diesel
Refined products	709	475	1,953	1,474
Services and other	4	2	10	5
Total revenues from external customers	713	477	1,963	1,479

Sales and other operating revenues	$34,809	$35,107	$100,125	$105,727
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of September 30, 2025, we do not have future performance obligations that are material to future periods.
Receivables
On the accompanying consolidated balance sheets, receivables, less allowance for expected credit loss primarily consists of customer receivables. Significant, non-customer balances included in our receivables at September 30, 2025 include matching buy/sell receivables of $3.91 billion.

18. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(Millions of dollars)	2025	2024
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$970	$959
Net income taxes paid to (received from) taxing authorities(a)	130	613
Non-cash investing and financing activities:
Contribution of assets(b)	115	—
Book value of equity method investment(c)	282	—
Contingent consideration(d)	234	—
(a)    Includes $111 million and $439 million in the nine months ended September 30, 2025 and September 30, 2024, respectively, paid to third parties for transferable tax credits.
(b)    Represents the book value of assets contributed by MPLX to a joint venture.
(c)    Represents the book value of MPLX’s equity method investment in BANGL, prior to MPLX buying out the remaining interest in this entity as part of the BANGL Acquisition. See Note 4 - BANGL, LLC Acquisitions.
(d)    See Note 4 - BANGL, LLC Acquisitions.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(Millions of dollars)	2025	2024
Additions to property, plant and equipment per the consolidated statements of cash flows	$2,305	$1,723
Increase (decrease) in capital accruals	105	(18)
Total capital expenditures	$2,410	$1,705
19. Other Current Liabilities
The following summarizes the components of other current liabilities:

(Millions of dollars)	September 30, 2025	December 31, 2024
Environmental credits liability	$768	$422
Accrued interest payable	329	314
Other current liabilities	513	419
Total other current liabilities	$1,610	$1,155

20. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2023	$(261)	$129	$1	$(131)
Other comprehensive income (loss) before reclassifications, net of tax of $1	2	(1)	(1)	—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(25)	(16)	—	(41)
Amortization of actuarial loss(a)	5	—	—	5
Tax effect	5	4	—	9
Other comprehensive loss	(13)	(13)	(1)	(27)
Balance as of September 30, 2024	$(274)	$116	$—	$(158)

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2024	$(235)	$122	$(1)	$(114)
Other comprehensive income before reclassifications, net of tax of $4	9	2	—	11
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(6)	(16)	—	(22)
Amortization of actuarial loss(a)	12	—	—	12
Settlement loss(a)	1	—	—	1
Other	—	—	1	1
Tax effect	(2)	4	—	2
Other comprehensive income (loss)	14	(10)	1	5
Balance as of September 30, 2025	$(221)	$112	$—	$(109)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.
21. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Pension Benefits
Service cost	$56	$63	$168	$170
Interest cost	36	31	108	92
Expected return on plan assets	(36)	(36)	(108)	(110)
Amortization of prior service credit	(2)	(9)	(6)	(25)
Amortization of actuarial loss	4	3	12	5
Settlement loss	—	—	1	—
Net periodic pension benefit cost	$58	$52	$175	$132

Other Benefits
Service cost	$5	$5	$15	$15
Interest cost	9	8	26	24
Amortization of prior service credit	(5)	(5)	(16)	(16)
Net periodic other benefit cost	$9	$8	$25	$23

The components of net periodic benefit cost, other than the service cost component, are included in net interest and other financial costs on the consolidated statements of income.
During the nine months ended September 30, 2025, we made contributions of $191 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $7 million and $39 million, respectively, during the nine months ended September 30, 2025.
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
At September 30, 2025 and December 31, 2024, accrued liabilities for remediation totaled $339 million and $364 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $3 million and $6 million at September 30, 2025 and December 31, 2024, respectively.
Governmental and other entities in various states have filed climate-related lawsuits against a number of energy companies, including MPC. Although each suit is separate and unique, the lawsuits generally allege defendants made knowing misrepresentations about knowingly concealing, or failing to warn of the impacts of their petroleum products which led to increased demand and worsened climate change. Plaintiffs are seeking unspecified damages and abatement under various tort theories, as well as breaches of consumer protection and unfair trade statutes. We are currently subject to such proceedings in federal or state courts in Delaware, Maryland, Hawaii and Oregon. Similar lawsuits may be filed in other jurisdictions. At this early stage, the ultimate outcome of these matters remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2040. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $212 million as of September 30, 2025.
Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”), which owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline system”). In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued a draft EIS in September 2023 detailing various options for the easement going forward, including denying the easement, approving the easement with additional measures, rerouting the easement, or approving the easement with no changes. The Army Corps has not selected a preferred alternative, but will make a decision in its final review, after considering input from the public and other agencies. The pipeline remains operational while the Army Corps finalizes its decision which will follow the issuance of the final EIS. According to public statements from Army Corps officials, the EIS is expected to be issued in 2025.
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations. The senior notes were issued to repay amounts owed by the pipeline companies to fund the cost of construction of the Bakken Pipeline system. If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of September 30, 2025, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $185 million as of September 30, 2025, which primarily consist of a commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee, a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including the federal government shutdown, tariffs, inflation, interest rates, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs or renewable diesel and other renewable fuels, or taxation, including changes in tax regulations or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act;
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
•the availability of desirable strategic alternatives to optimize portfolio assets and the ability to obtain regulatory and other approvals with respect thereto, including MPLX’s ability to successfully divest its Rockies gathering and processing operations (the “Rockies”);
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
EXECUTIVE SUMMARY
Business Update
Our Refining & Marketing segment results for the third quarter of 2025 versus the third quarter of 2024 reflect higher realized refining margins supported by stable demand and by gasoline and distillate inventory levels in the U.S. that were at or below five-year averages during the quarter. Longer term, global demand growth is expected to outpace the net impact of refining capacity additions and rationalizations through the end of the decade. We anticipate these fundamentals, as well as the U.S. refining industry’s current structural advantages over the rest of the world, will support a constructive environment for U.S. refiners.
Our Midstream segment contributed strong results and continued growth in the third quarter of 2025, benefitting from the expansion of its Permian to Gulf Coast natural gas and NGL value chains with the acquisition of Northwind Delaware Holdings LLC and BANGL, LLC and progression of long-haul pipeline growth projects. We believe our Midstream business is well positioned and has significant opportunities to support the development plans of its producer customers.

Strategic Updates
Midstream Transactions
Northwind Midstream Acquisition
On August 29, 2025, MPLX completed the $2.4 billion acquisition of Northwind Delaware Holdings LLC (the “Northwind Midstream Acquisition”), which provides sour gas gathering and treating services in Lea County, New Mexico, enhancing MPLX’s Permian natural gas and NGL value chain. The Northwind Midstream Acquisition provides optionality to direct volumes through our integrated system to accelerate growth opportunities in the Permian. The Northwind Midstream Acquisition was financed, and the incremental capital expenditures associated with in-process expansion projects will be funded, with the net proceeds from MPLX's $4.5 billion senior notes issued in August 2025.
See Note 4 to the unaudited consolidated financial statements for additional information on this transaction.
Announced Divestiture of Rockies Operations
On August 26, 2025, MPLX entered into a definitive agreement to divest its Rockies operations to a subsidiary of Harvest Midstream (“Harvest”) for $1.0 billion in cash, subject to customary purchase price adjustments.
The assets and liabilities to be sold as part of this transaction are shown on the consolidated balance sheet as assets held for sale and liabilities held for sale, respectively, as of September 30, 2025. The Rockies operations are currently reported within the Midstream segment.
The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions, and is expected to result in an estimated gain in excess of $150 million upon closing.
See Note 4 to the unaudited consolidated financial statements for additional information on the Northwind Midstream Acquisition.
BANGL, LLC Acquisition
On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL, LLC (“BANGL”) for approximately $703 million in cash, plus an earnout provision of up to $275 million based on targeted EBITDA growth from 2026 to 2029 (the “BANGL Acquisition”). As a result of the BANGL Acquisition, MPLX now owns 100 percent of BANGL and its results are reflected in our Midstream segment within our consolidated financial results. The BANGL Acquisition was accounted for as a business combination, resulting in the recognition of a $484 million gain.
See Note 4 to the unaudited consolidated financial statements for additional information on the BANGL Acquisition.
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
Sale of Interest in Ethanol Joint Venture
On July 31, 2025, MPC sold its 49.9 percent interest in The Andersons Marathon Holdings LLC (“TAMH”) to The Andersons Ethanol LLC (the “Ethanol Joint Venture Sale”), in exchange for cash proceeds of $427 million. MPC’s investment in TAMH was accounted for as an equity method investment reported within the Refining & Marketing segment. In the third quarter of 2025, MPC recognized a gain of $254 million resulting from the derecognition of its investment in TAMH upon disposal.
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

Select results are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,762	$1,136	$4,141	$5,144
Midstream	1,709	1,628	5,070	4,837
Renewable Diesel	(56)	(61)	(117)	(178)
Total reportable segments	$3,415	$2,703	$9,094	$9,803

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$3,415	$2,703	$9,094	$9,803
Corporate	(209)	(196)	(627)	(600)
Refining & Renewable Diesel planned turnaround costs	(401)	(290)	(1,141)	(1,121)
Renewable Diesel JV planned turnaround costs(a)	(3)	—	(13)	—
Gain on sale of assets(b)	738	—	738	151
SRE	57	—	57	—
Transaction-related costs	(21)	—	(21)	—
Depreciation and amortization	(841)	(846)	(2,423)	(2,511)
Renewable Diesel JV depreciation and amortization(a)	(22)	(22)	(67)	(67)
Net interest and other financial costs	(310)	(221)	(933)	(594)
Income before income taxes	$2,403	$1,128	$4,664	$5,061

Net income attributable to MPC per diluted share	$4.51	$1.87	$8.15	$8.83
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
(b)    The three and nine months ended September 30, 2025 include gains from the BANGL Acquisition and the Ethanol Joint Venture Sale. The first nine months of 2024 includes the gain from the Whistler Joint Venture Transaction. See Note 4 to the unaudited consolidated financial statements for additional information.
Net income attributable to MPC was $1.37 billion, or $4.51 per diluted share, for the third quarter of 2025 compared to $622 million, or $1.87 per diluted share, for the third quarter of 2024 and $2.51 billion, or $8.15 per diluted share, in the first nine months of 2025 compared to $3.07 billion, or $8.83 per diluted share, in the first nine months of 2024.
Refer to the Results of Operations section for a discussion of consolidated financial results and Segment Results for the third quarter of 2025 as compared to the third quarter of 2024 and the first nine months of 2025 compared to the first nine months of 2024.
MPLX
We owned approximately 647 million MPLX common units as of September 30, 2025, with a market value of $32.34 billion based on the September 30, 2025 closing price of $49.95 per common unit. On October 28, 2025, MPLX declared a quarterly cash distribution of $1.0765 per common unit, payable on November 14, 2025 to unitholders of record on November 7, 2025. MPC’s portion of this distribution is approximately $697 million.
We received limited partner distributions of $1.86 billion from MPLX in the nine months ended September 30, 2025 and $1.65 billion in the nine months ended September 30, 2024.
During the nine months ended September 30, 2025, MPLX repurchased approximately 6 million MPLX common units at an average cost per unit of $51.20 and paid $300 million of cash for the repurchased common units. As of September 30, 2025, approximately $1.22 billion remained available under authorizations for future unit repurchases.
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
•the potential impact of LIFO adjustments due to changes in historic inventory levels; and
•the cost of purchasing RINs in the open market to comply with RFS requirements.
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
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions of dollars)	2025	2024	Variance	2025	2024	Variance
Revenues and other income:
Sales and other operating revenues	$34,809	$35,107	$(298)	$100,125	$105,727	$(5,602)
Income from equity method investments	976	219	757	1,418	796	622
Net gain (loss) on disposal of assets	(2)	(2)	—	4	17	(13)
Other income	66	49	17	253	406	(153)
Total revenues and other income	35,849	35,373	476	101,800	106,946	(5,146)

Costs and expenses:
Cost of revenues (excludes items below)	31,200	32,144	(944)	90,585	95,682	(5,097)
Depreciation and amortization	841	846	(5)	2,423	2,511	(88)
Selling, general and administrative expenses	863	815	48	2,513	2,417	96
Other taxes	232	219	13	682	681	1
Total costs and expenses	33,136	34,024	(888)	96,203	101,291	(5,088)

Income from operations	2,713	1,349	1,364	5,597	5,655	(58)
Net interest and other financial costs	310	221	89	933	594	339
Income before income taxes	2,403	1,128	1,275	4,664	5,061	(397)
Provision for income taxes	460	113	347	765	779	(14)
Net income	1,943	1,015	928	3,899	4,282	(383)
Less net income attributable to:
Redeemable noncontrolling interest	—	6	(6)	—	21	(21)
Noncontrolling interests	573	387	186	1,387	1,187	200
Net income attributable to MPC	$1,370	$622	$748	$2,512	$3,074	$(562)
Third Quarter 2025 Compared to Third Quarter 2024
Net income attributable to MPC increased $748 million in the third quarter of 2025 compared to the third quarter of 2024 primarily due to the following:
Revenues and other income increased $476 million primarily due to:
•decreased sales and other operating revenues of $298 million mainly due to a decrease in Refining & Marketing segment average refined product sales prices of $0.11 per gallon, partially offset by increased refined product sales volumes of 139 mbpd; and
•increased income from equity method investments of $757 million largely due to gains from the BANGL Acquisition of $484 million and the Ethanol Joint Venture Sale of $254 million.
Costs and expenses decreased $888 million primarily due to:
•decreased cost of revenues of $944 million mainly due to lower crude oil costs; and
•increased selling, general and administrative expenses of $48 million primarily due to quarterly fair-value remeasurement of outstanding performance-based stock compensation of $41 million and increased contract services costs of $24 million, partially offset by decreased office expenses of $24 million.
Net interest and other financial costs increased $89 million largely due to decreased interest income and discount amortization, primarily due to the liquidation of short-term investments that were held in the third quarter of 2024, and increased non-service pension costs.

We recorded combined federal, state and foreign income tax provisions of $460 million and $113 million for the three months ended September 30, 2025 and 2024, respectively, which were lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
Net income attributable to noncontrolling interests increased $186 million mainly due to an increase in MPLX’s net income in the third quarter of 2025. See further discussion in the Midstream Segment Results section.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net income attributable to MPC decreased $562 million in the first nine months of 2025 compared to the first nine months of 2024 primarily due to the following:
Revenues and other income decreased $5.15 billion primarily due to:
•decreased sales and other operating revenues of $5.60 billion mainly due to a decrease in Refining & Marketing segment average refined product sales prices of $0.22 per gallon, partially offset by increased refined product sales volumes of 158 mbpd;
•increased income from equity method investments of $622 million largely due to gains from the BANGL Acquisition of $484 million and the Ethanol Joint Venture Sale of $254 million, partially offset by the absence of the gain on sale of assets resulting from the Whistler Joint Venture Transaction in the first nine months of 2024; and
•decreased other income of $153 million mainly due to the absence of insurance proceeds in the first nine months of 2024.
Costs and expenses decreased $5.09 billion primarily due to:
•decreased cost of revenues of $5.10 billion mainly due to lower crude oil costs;
•decreased depreciation and amortization of $88 million largely due to major refining assets that were fully depreciated at the end of 2024, partially offset by depreciation from recent acquisitions; and
•increased selling, general and administrative expenses of $96 million largely due to increases in salaries and employee related expenses of $64 million, contract services costs of $46 million and quarterly fair-value remeasurement of outstanding performance-based stock compensation of $20 million, partially offset by the absence of $30 million of expense in the first nine months of 2024 related to decommissioning of non-operating assets.
Net interest and other financial costs increased $339 million largely due to decreased interest income and discount amortization, primarily due to the liquidation of short-term investments that were held in the first nine months of 2024, and increased non-service pension costs and interest expense, primarily due to increased MPLX borrowings.
We recorded combined federal, state and foreign income tax provisions of $765 million and $779 million for the nine months ended September 30, 2025 and 2024, respectively, which were lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
Net income attributable to noncontrolling interests increased $200 million mainly due to an increase in MPLX’s net income in the first nine months of 2025. See further discussion in the Midstream Segment Results section.
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
Our segment adjusted EBITDA for reportable segments was $9.09 billion and $9.80 billion for the nine months ended September 30, 2025 and 2024, respectively.

Refining & Marketing
The following includes key financial and operating data for the third quarter of 2025 compared to the third quarter of 2024 and the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

(a)Includes intersegment sales to the Midstream segment and sales destined for export.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	3,005	2,980	2,972	2,896
Refining & Marketing margin per barrel(a)(b)	$17.60	$14.63	$16.26	$17.08
Less:
Refining operating costs per barrel(c)	5.59	5.23	5.55	5.37
Distribution costs per barrel(d)	5.69	5.38	5.66	5.52
Other income per barrel(e)	(0.05)	(0.13)	(0.05)	(0.30)
Refining & Marketing segment adjusted EBITDA per barrel	$6.37	$4.15	$5.10	$6.49

Refining planned turnaround costs per barrel	$1.45	$1.05	$1.36	$1.41
Depreciation and amortization per barrel	1.54	1.64	1.52	1.70
Per barrel fees paid to MPLX included in distribution costs above	3.67	3.66	$3.70	$3.73
(a)Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.
(b)See “Non-GAAP Financial Measures” section for reconciliation and further information regarding this non-GAAP financial measure.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$2.02	$2.20	$2.00	$2.23
Chicago ULSD	2.33	2.30	2.17	2.39
USGC CBOB unleaded regular gasoline	1.96	2.11	1.96	2.21
USGC ULSD	2.28	2.24	2.22	2.43
LA CARBOB	2.36	2.36	2.36	2.56
LA CARB diesel	2.48	2.30	2.36	2.50

Market Indicators (dollars per barrel)
WTI	$64.97	$75.27	$66.65	$77.61
MEH	66.08	76.52	67.80	79.24
ANS	70.10	79.00	71.61	82.32
Crack Spreads:
Mid-Continent WTI 3-2-1	$18.19	$15.62	$14.45	$15.92
USGC MEH 3-2-1	14.28	10.14	12.41	13.12
West Coast ANS 3-2-1	24.37	15.32	21.82	20.91
Blended 3-2-1(a)	17.66	13.27	14.92	15.69

Crude Oil Differentials:
Sweet	$(0.61)	$(1.19)	$(0.72)	$(1.33)
Sour	(2.37)	(3.92)	(2.61)	(4.56)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/42/18 percent effective April 1, 2024 and 40/40/20 percent for prior periods.

Third Quarter 2025 Compared to Third Quarter 2024
Refining & Marketing segment revenues decreased $687 million primarily due to a decrease in average refined product sales prices of $0.11 per gallon, partially offset by increased refined product sales volumes of 139 mbpd.
Refining & Marketing segment adjusted EBITDA increased $626 million mainly due to increased per barrel margins, partially offset by increased refining operating and distribution costs, both excluding depreciation and amortization. Refining & Marketing segment adjusted EBITDA was $6.37 per barrel for the third quarter of 2025, versus $4.15 per barrel for the third quarter of 2024.
Refining & Marketing margin was $17.60 per barrel for the third quarter of 2025 compared to $14.63 per barrel for the third quarter of 2024. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $1 billion on Refining & Marketing margin for the third quarter of 2025 compared to the third quarter of 2024, primarily due to higher crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net negative effect of approximately $100 million on Refining & Marketing segment adjusted EBITDA in the third quarter of 2025 compared to the third quarter of 2024.
We purchase RINs to satisfy a portion of our RFS compliance. Our expenses associated with purchased RINs and included in the Refining & Marketing margin were $212 million and $253 million in the third quarter of 2025 and 2024, respectively. The decrease in the third quarter of 2025 was mainly due to MPC being granted an SRE for one of our refineries for 50 percent of the renewable volume obligation for the 2024 compliance year. There is an additional credit for the 2023 compliance year recognized in items not allocated to the segments. In addition, lower prices and higher RINs generated and acquired from our Martinez Renewables JV were partially offset by increased obligated volumes.
For the three months ended September 30, 2025, refining operating costs, excluding depreciation and amortization, increased $111 million, or $0.36 per barrel, largely due to higher repair and energy costs.
Distribution costs, excluding depreciation and amortization, increased $99 million, or $0.31 per barrel, and include fees paid to MPLX of $1.02 billion and $1.00 billion for the third quarter of 2025 and 2024, respectively. The change in the third quarter of 2025 primarily reflects an increase in refined product sales volume.
Refining planned turnaround costs increased $0.40 per barrel, or $113 million, due to the scope and timing of turnaround activity.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Refining & Marketing segment revenues decreased $6.58 billion primarily due to a decrease in average refined product sales prices of $0.22 per gallon, partially offset by increased refined product sales volumes of 158 mbpd.
Net refinery throughput increased 76 mbpd in the first nine months of 2025 largely due to decreased turnaround activity.
Refining & Marketing segment adjusted EBITDA decreased $1.0 billion mainly driven by decreased per barrel margins and other income in addition to increased refining operating and distribution costs, both excluding depreciation and amortization. Refining & Marketing segment adjusted EBITDA was $5.10 per barrel for the first nine months of 2025, versus $6.49 per barrel for the first nine months of 2024.
Refining & Marketing margin was $16.26 per barrel for the first nine months of 2025 compared to $17.08 per barrel for the first nine months of 2024. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $1 billion on Refining & Marketing margin for the first nine months of 2025 compared to the first nine months of 2024, primarily due to narrower sour and sweet crude oil differentials. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, market structure on our crude oil acquisition prices, RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $1 billion on Refining & Marketing segment income in the first nine months of 2025 compared to the first nine months of 2024.
We purchase RINs to satisfy a portion of our RFS compliance. Our expenses associated with purchased RINs included in Refining & Marketing margin were $880 million and $847 million in the first nine months of 2025 and 2024, respectively. The increase in the first nine months of 2025 was mainly due to increased obligated volumes, partially offset by MPC being granted an SRE for one of our refineries for 50 percent of the renewable volume obligation for the 2024 compliance year. There is an additional credit for the 2023 compliance year recognized in items not allocated to the segments. In addition, we experienced higher RINs generated and acquired from our Martinez Renewables JV.
For the nine months ended September 30, 2025, refining operating costs, excluding depreciation and amortization, increased $241 million, or $0.18 per barrel, largely due to higher energy and repair costs, partially offset by decreased maintenance costs and expenses for projects conducted during turnaround activity.

Distribution costs, excluding depreciation and amortization, increased $205 million for the first nine months of 2025, or $0.14 per barrel, and include fees paid to MPLX of $3.01 billion and $2.96 billion for the first nine months of 2025 and 2024, respectively. The increase primarily reflects an increase in refined product sales volume.
Other income decreased $192 million, or $0.25 per barrel, largely due to the absence of insurance proceeds received in the first nine months of 2024.
Supplemental Refining & Marketing Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	95	94	94	91

Refinery throughput (mbpd):
Crude oil refined	2,822	2,776	2,777	2,690
Other charge and blendstocks	183	204	195	206
Net refinery throughput	3,005	2,980	2,972	2,896

Sour crude oil throughput percent	42	42	44	44
Sweet crude oil throughput percent	58	58	56	56

Refined product yields (mbpd):
Gasoline	1,464	1,494	1,492	1,464
Distillates	1,103	1,101	1,083	1,056
Propane	62	68	66	66
NGLs and petrochemicals	222	212	209	205
Heavy fuel oil	102	63	79	59
Asphalt	83	83	79	82
Total	3,036	3,021	3,008	2,932

Refined product export sales volumes (mbpd)(b)	397	401	394	381
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Represents fully loaded refined product export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the third quarter of 2025 compared to the third quarter of 2024 and the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Midstream Sales and Other Operating Revenues
Q3 2025
$1,449
$1,481
$2,930
Q3 2024
$1,332
$1,468
$2,800
YTD 2025
$4,230
$4,421
$8,651
YTD 2024
$3,813
$4,319
$8,132
In millions
Third party
Intersegment - Refining & Marketing

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for partnership-operated equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Benchmark Prices	2025	2024	2025	2024
Natural Gas NYMEX HH (per MMBtu)	$3.07	$2.23	$3.48	$2.22
C2 + NGL Pricing (per gallon)(a)	$0.74	$0.80	$0.82	$0.84
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline.
Third Quarter 2025 Compared to Third Quarter 2024
In the third quarter of 2025, Midstream segment adjusted EBITDA increased $81 million mainly due to increased sales and operating revenues of $130 million primarily driven by higher rates and throughputs plus contributions from recent acquisitions, partially offset by higher operating expenses.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Midstream segment adjusted EBITDA increased $233 million in the first nine months of 2025 primarily due to increased sales and operating revenues of $519 million resulting from higher rates and throughputs, contributions from recent acquisitions and a $37 million non-recurring benefit associated with a customer agreement, partially offset by higher operating expenses.
Renewable Diesel
The following includes key financial and operating data for the third quarter of 2025 compared to the third quarter of 2024 and the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

(a)    Includes intersegment sales to the Refining & Marketing segment.
(b)    Includes Dickinson facility production and purchased product from our Martinez Renewables JV.

Third Quarter 2025 Compared to Third Quarter 2024
Renewable Diesel segment revenues increased $235 million, primarily due to increased sales volume of 74 thousand gallons per day. Renewable Diesel margin, which was $8 million for the third quarter of 2025 compared to $17 million for the third quarter of 2024, decreased largely due to lower product margins, partially offset by higher environmental credits associated with increased production volume. In the third quarter of 2024, production capacity was reduced due to an event at the Martinez Renewables facility in 2023 that resulted in lower throughput and impacted margins.
See “Non-GAAP Financial Measures” section for reconciliation of Renewable Diesel margin.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Renewable Diesel segment revenues increased $478 million mainly due to increased sales volume of 221 thousand gallons per day. Renewable Diesel segment adjusted EBITDA increased $61 million primarily due to increased Renewable Diesel margins. Margins increased from $49 million to $83 million in the first nine months of 2025 mainly due to higher environmental credits associated with increased production volume, partially offset by lower product margins. In the first nine months of 2024, production capacity was reduced due to an event at the Martinez Renewables facility in 2023 that resulted in lower throughput and impacted margins.
See “Non-GAAP Financial Measures” section for reconciliation of Renewable Diesel margin.
Corporate

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Corporate(a)	$(238)	$(224)	$(691)	$(675)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $29 million and $28 million for the third quarter of 2025 and 2024, respectively, and $64 million and $75 million for the nine months ended September 30, 2025 and 2024, respectively.
Third Quarter 2025 Compared to Third Quarter 2024
In the third quarter of 2025, corporate expenses increased $14 million primarily driven by quarterly fair-value remeasurement of outstanding performance-based stock compensation.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Corporate expenses increased $16 million in the first nine months of 2025 primarily due to increased contract services.
Items not Allocated to Segments

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Items not allocated to segments:
Gain on sale of assets	$738	$—	$738	$151
SRE	57	—	57	—
Transaction-related costs	(21)	—	(21)	—
Total	$774	$—	$774	$151
Third Quarter 2025 Compared to Third Quarter 2024
Total items not allocated to segments of $774 million in the third quarter of 2025, primarily include gain on sale of assets from the BANGL Acquisition of $484 million and the Ethanol Joint Venture Sale of $254 million. See Note 4 to the unaudited consolidated financial statements for additional information on these transactions. In addition, items not allocated to segments includes the 2023 compliance year SRE credit, partially offset by transaction costs related to Midstream acquisitions during the quarter.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
In addition to the items noted above, items not allocated to segments includes a gain on sale of assets of $151 million resulting from the Whistler Joint Venture Transaction in the in the first nine months of 2024. See Note 4 to the unaudited consolidated financial statements for additional information on this transaction.

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
Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Refining & Marketing segment adjusted EBITDA	$1,762	$1,136	$4,141	$5,144
Plus (Less):
Depreciation and amortization	(426)	(448)	(1,237)	(1,345)
Refining planned turnaround costs	(400)	(287)	(1,104)	(1,116)
Selling, general and administrative expenses	677	639	1,968	1,910
Income from equity method investments	(3)	(29)	(11)	(46)
Net loss on disposal of assets	2	1	2	1
Other income	(36)	(16)	(155)	(309)
Refining & Marketing gross margin	1,576	996	3,604	4,239
Plus (Less):
Operating expenses (excluding depreciation and amortization)	3,032	2,783	8,819	8,498
Depreciation and amortization	426	448	1,237	1,345
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(95)	(143)	(263)	(322)
Other taxes included in Refining & Marketing margin	(74)	(73)	(207)	(205)
Refining & Marketing margin	$4,865	$4,011	$13,190	$13,555
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
Reconciliation of Renewable Diesel segment adjusted EBITDA to Renewable Diesel gross margin and Renewable Diesel margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2025	2024	2025	2024
Renewable Diesel segment adjusted EBITDA	$(56)	$(61)	$(117)	$(178)
Plus (Less):
Depreciation and amortization	(17)	(17)	(53)	(50)
Renewable Diesel JV depreciation and amortization(a)	(22)	(22)	(67)	(67)
Renewable Diesel planned turnaround costs	(1)	(3)	(37)	(5)
Renewable Diesel JV planned turnaround costs(a)	(3)	—	(13)	—
Selling, general and administrative expenses	8	12	26	40
Income from equity method investments	(22)	(14)	(56)	(39)
Other income	(10)	—	(21)	—
Renewable Diesel gross margin	(123)	(105)	(338)	(299)
Plus (Less):
Operating expenses (excluding depreciation and amortization)	92	84	304	234
Depreciation and amortization	17	17	53	50
Martinez JV depreciation and amortization	22	21	64	64
Renewable Diesel margin	$8	$17	$83	$49
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $2.65 billion at September 30, 2025 compared to $3.21 billion at December 31, 2024. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Nine Months Ended September 30,
(Millions of dollars)	2025	2024
Net cash provided by (used in):
Operating activities	$5,184	$6,458
Investing activities	(5,653)	1,227
Financing activities	(88)	(9,127)
Total decrease in cash	$(557)	$(1,442)
Operating Activities
Net cash provided by operating activities decreased $1.27 billion in the first nine months of 2025 compared to the first nine months of 2024. The change in net cash provided by operating activities was primarily due to a decrease in operating results and an unfavorable change in working capital of $791 million, when comparing the change in working capital in both periods.

For the first nine months of 2025, changes in working capital, excluding changes in short-term debt, were a net $818 million use of cash mainly due to the effects of changes in energy commodity volumes and prices at the end of the period. Accounts payable decreased primarily due to decreases in crude oil volumes and prices. Current receivables decreased primarily due to decreases in crude oil prices and crude oil volumes, partially offset by increases in refined product prices. Inventories increased largely due to increases in refined product and materials and supplies inventory volumes, partially offset by a decrease in crude oil inventory volumes.
For the first nine months of 2024, changes in working capital, excluding changes in short-term debt, were a net $27 million use of cash mainly due to the effects of changes in energy commodity prices and volumes at the end of the period. Current receivables decreased primarily due to decreases in crude oil and refined product volumes and prices. Accounts payable decreased primarily due to decreases in crude oil volumes. Inventories increased primarily due to increases in refined product and crude oil inventory volumes. Additionally, working capital was favorably impacted by changes in income tax receivable and unfavorably impacted by changes in current liabilities and other current assets.
Investing Activities
Investing activities were a net $5.65 billion use of cash in the first nine months of 2025 compared to a net $1.23 billion source of cash in the first nine months of 2024.
•Short-term investments were liquidated in the fourth quarter of 2024 and, therefore, there was no activity related to short-term investments in 2025. In the first nine months of 2024, purchases of short-term investments of $2.95 billion were more than offset by maturities and sales of short-term investments of $4.38 billion and $2.30 billion, respectively, for a net source of cash of $3.73 billion.
•Additions to property, plant and equipment increased $582 million. See the Capital Requirements section for additional information on our capital expenditures and investments.
•Cash used for acquisitions of $3.32 billion and $622 million in the first nine months of 2025 and 2024, respectively, were due to acquisitions in our Midstream segment.
•Cash used in net investments was $250 million for the first nine months of 2025 compared to $309 million for the first nine months of 2024. In the first nine months of 2025, investments mainly included contributions to Midstream equity method investments, partially offset by proceeds from the Ethanol Joint Venture Sale. In the first nine months of 2024, investments primarily included a return of capital of $134 million related to the Whistler Joint Venture Transaction more than offset by Midstream equity method investments, including a $92 million contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access JV’s debt due in 2024.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(Millions of dollars)	2025	2024
Additions to property, plant and equipment per the consolidated statements of cash flows	$2,305	$1,723
Increase (decrease) in capital accruals	105	(18)
Total capital expenditures	2,410	1,705
Investments in equity method investees	821	450
Total capital expenditures and investments	$3,231	$2,155
Financing Activities
Financing activities were a net $88 million use of cash in the first nine months of 2025 compared to a net $9.13 billion use of cash in the first nine months of 2024.
•Long-term debt borrowings and repayments were a net $4.65 billion source of cash in the first nine months of 2025 compared to a net $805 million source of cash in the first nine months of 2024. During the first nine months of 2025, MPLX issued $6.5 billion aggregate principal amount of senior notes and repaid $1.70 billion aggregate principal amount of senior notes and MPC issued $2.0 billion in aggregate principal amount of senior notes and repaid $1.250 billion in aggregate principal amount of senior notes. During the first nine months of 2024, MPLX issued $1.65 billion aggregate principal amount of senior notes and MPC repaid $750 million aggregate principal amount of senior notes.
•During first nine months of 2025, we borrowed and repaid $5.06 billion under our commercial paper program. We had no activity under our commercial paper program during the first nine months of 2024.
•Cash used in common stock repurchases, including fees and expenses, totaled $2.49 billion in the first nine months of 2025 compared to $7.82 billion in the first nine months of 2024. See the Capital Requirements section for further discussion of our stock repurchases.

•Cash used in dividend payments decreased $22 million for the first nine months of 2025 compared to the first nine months of 2024 due to a reduction of shares outstanding resulting from share repurchases, partially offset by a 10 percent increase in per share dividends in the fourth quarter of 2024.
•Cash used in distributions to noncontrolling interests increased $99 million for the first nine months of 2025 compared to the first nine months of 2024 primarily due to a 12.5 percent increase in MPLX’s distribution per common unit in the fourth quarter of 2024.
•Cash used in repurchases of noncontrolling interests was $300 million in the first nine months of 2025 and $226 million in the first nine months of 2025 related to the repurchase of MPLX common units. See Note 3 to the unaudited consolidated financial statements for further discussion of MPLX.
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
Our liquidity, excluding MPLX, totaled $5.99 billion at September 30, 2025 consisting of:

	September 30, 2025
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	—	100
Total	$5,100	$—	$1	$5,099
Cash and cash equivalents and short-term investments(b)				889
Total liquidity				$5,988
(a)The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.
(b)    Excludes cash and cash equivalents of MPLX of $1.77 billion.
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At September 30, 2025, we had no borrowings outstanding under the commercial paper program.
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
On February 10, 2025, MPC issued $2.0 billion in aggregate principal amount of senior notes in an underwritten public offering, (“2025 Senior Notes Offering”) consisting of:
•$1.1 billion aggregate principal amount of 5.150 percent senior notes due March 2030; and
•$900 million aggregate principal amount of 5.700 percent senior notes due March 2035.
The 2025 Senior Notes Offering replaced the $750 million aggregate principal amount of 3.625 percent senior notes that matured in September 2024, and the net proceeds were used to repay the $1.250 billion aggregate principal amount of 4.700 percent senior notes at maturity on May 1, 2025.
MPC’s bank revolving credit facility and trade receivables facility contain representations and warranties, affirmative and negative covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of September 30, 2025, we were in compliance with such covenants and restrictions.

Our intention is to maintain an investment-grade credit profile. As of September 30, 2025, the credit ratings on our senior unsecured debt are as follows.

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
MPLX
MPLX’s liquidity totaled $5.27 billion at September 30, 2025 consisting of:

	September 30, 2025
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				1,765
Total liquidity				$5,265
On February 18, 2025, MPLX repaid all of its outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025 at maturity.
On March 10, 2025, MPLX issued $2.0 billion in aggregate principal amount of senior notes in an underwritten public offering, (“March 2025 MPLX Senior Notes Offering”), consisting of:
•$1.0 billion aggregate principal amount of 5.400 percent senior notes due April 2035; and
•$1.0 billion aggregate principal amount of 5.950 percent senior notes due April 2055.
On April 9, 2025, MPLX used the net proceeds from the March 2025 MPLX Senior Notes Offering to redeem all of (i) MPLX LP’s outstanding $1,189 million aggregate principal amount of 4.875 percent senior notes due June 2025 and (ii) MarkWest Energy Partners, L.P.’s outstanding $11 million aggregate principal amount of 4.875 percent senior notes due June 2025. MPLX used the remaining net proceeds for general partnership purposes.
On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million of debt principal outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition. See Note 23 to the unaudited consolidated financial statements for additional information on this transaction.
On August 11, 2025, MPLX issued $4.5 billion in aggregate principal amount of senior notes in an underwritten public offering, (“August 2025 MPLX Senior Notes Offering”) consisting of:
•$1.25 billion aggregate principal amount of 4.800 percent senior notes due February 2031;
•$750 million aggregate principal amount of 5.000 percent senior notes due January 2033;
•$1.5 billion aggregate principal amount of 5.400 percent senior notes due September 2035; and
•$1.0 billion aggregate principal amount of 6.200 percent senior notes due September 2055.

MPLX used a portion of the net proceeds from the August 2025 MPLX Senior Notes Offering to fund the Northwind Midstream Acquisition, including the payment of related fees and expenses, and to increase cash and cash equivalents following the recently completed BANGL Acquisition and BANGL debt repayment. MPLX intends to use the remainder of the net proceeds from the August 2025 MPLX Senior Notes Offering for general partnership purposes, which may include capital expenditures and working capital.
MPLX’s bank revolving credit facility contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type. As of September 30, 2025, MPLX was in compliance with such covenants.
Our intention is to maintain an investment-grade credit profile for MPLX. As of September 30, 2025, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
Capital Requirements
Capital Expenditures and Investments
Capital expenditures and investments in affiliates during the nine months ended September 30, 2025 were primarily for Refining & Marketing segment and Midstream segment projects. Major Refining & Marketing segment projects include advancing improvements focused on integrating and modernizing utility systems and increasing energy efficiency, with the added benefit of addressing upcoming regulation mandating further reductions in emissions at our Los Angeles refinery, a multi-year project to upgrade high sulfur distillate to ULSD and maximize distillate volume expansion at our Galveston Bay refinery and a project to increase flexibility and maximize higher value jet fuel production at our Robinson refinery. In addition to these multi-year investments, the Company is executing short-duration, high-return projects that are expected to enhance the yields of our refineries, improve energy efficiency and lower our costs as well as investments in our branded marketing footprint.
Our Midstream segment capital expenditures and investments in affiliates were primarily for expanding our Permian to Gulf Coast integrated natural gas and NGL value chain, gas processing plants in the Marcellus and Permian basins and gas gathering projects in the Marcellus, Utica and Permian basins.

Capital expenditures and investments for MPC and MPLX are summarized below.

	Nine Months Ended September 30,
(Millions of dollars)	2025	2024
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$1,132	$961
Midstream - Other	17	4
Renewable Diesel	18	6
Corporate and Other(b)	21	25
Total MPC, excluding MPLX	$1,188	$996

Midstream - MPLX(c)	$1,979	$1,121
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $64 million and $38 million for the nine months ended September 30, 2025 and 2024, respectively.
(c)    Includes reimbursable capital of $134 million.
Share Repurchases
Total share repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Number of shares repurchased	3	16	15	44
Cash paid for shares repurchased(a)	$650	$2,701	$2,399	$7,815
Average cost per share(b)	$174.32	$170.99	$153.83	$175.20
(a)     The nine months ended September 30, 2025 excludes $88 million paid in 2025 for excise tax on 2024 share repurchases.
(b)    The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but the excise tax does not reduce the remaining share repurchase authorization.
From January 1, 2012 through September 30, 2025, our board of directors had approved $60.05 billion in total share repurchase authorizations, and we have repurchased a total of $54.67 billion of our common stock. As of September 30, 2025, $5.38 billion remained available for repurchase under the share repurchase authorizations.
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
See Note 8 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
MPLX Unit Repurchases
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2025	2024	2025	2024
Number of common units repurchased	2	2	6	6
Cash paid for common units repurchased	$100	$76	$300	$226
Average cost per unit	$50.86	$42.89	$51.20	$41.32

As of September 30, 2025, MPLX had approximately $1.22 billion remaining available under its unit repurchase authorizations.
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
Cash Commitments
Contractual Obligations
As of September 30, 2025, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first nine months of 2025, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2024.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 16 and 21, respectively, to the unaudited consolidated financial statements, and financing and operating leases.
Other Cash Commitments
On October 29, 2025, our board of directors declared a dividend of $1.00 per share on common stock. The dividend is payable December 10, 2025 to shareholders of record as of the close of business on November 19, 2025.
During the nine months ended September 30, 2025, we made contributions of $191 million to our funded pension plans and as a result we have no further required minimum funding remaining in 2025, however, we may make additional voluntary contributions at our discretion depending on the anticipated funding status and plan asset performance.
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
There have been no additional significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2025.
CRITICAL ACCOUNTING ESTIMATES
As of September 30, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024 except as noted below.
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

The fair value of assets and liabilities, including contingent consideration, as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and associated volumes, and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
See Note 4 to the unaudited consolidated financial statements for additional information on our acquisitions. See Note 14 to the unaudited consolidated financial statements for additional information on fair value measurements.
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
The following table includes the composition of net losses on our commodity derivative positions as of September 30, 2025 and 2024, respectively.

	Nine Months Ended September 30,
(Millions of dollars)	2025	2024
Realized loss on settled derivative positions	$(59)	$(88)
Unrealized gain on open net derivative positions	22	6
Net loss	$(37)	$(82)
See Note 15 to the unaudited consolidated financial statements for additional information on our open derivative positions at September 30, 2025.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of September 30, 2025 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of September 30, 2025
Crude	$2	$6	$(2)	$(6)
Refined products	(38)	(95)	38	95
Blending products	(13)	(33)	13	33
Soybean oil	(13)	(31)	13	31
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2025 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of September 30, 2025 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value as of September 30, 2025(a)	Change in Fair Value(b)	Change in Net Income for the Nine Months Ended September 30, 2025(c)
Long-term debt
Fixed-rate	$31,362	$2,563	n/a
Variable-rate	$—	$—	$—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2025.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2025.
At September 30, 2025, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 14 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as described below, there have been no material changes to the legal matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
On August 29, 2025, MPLX acquired Northwind Delaware Holdings LLC, including its subsidiary Northwind Midstream Partners LLC, which owns and operates a sour gas treating facility in Lea County, New Mexico. We have disclosed to the New Mexico Environment Department (“NMED”) excess air emissions from the facility flares and have initiated discussions with NMED to resolve this matter. We do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended September 30, 2025 of equity securities that are registered by MPC pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
7/1/2025-7/31/2025	862,426	$173.93	862,426	$5,881
8/1/2025-8/31/2025	1,974,242	166.85	1,974,242	5,551
9/1/2025-9/30/2025	928,852	183.67	928,852	5,381
Total	3,765,520	172.62	3,765,520
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

Item 5. Other Information
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated April 24, 2024	8-K	3.2	4/26/2024	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021	10-Q	3.2	11/2/2021	001-35054
10.1	Consulting Agreement effective August 4, 2025 between Timothy J. Aydt and Marathon Petroleum Corporation					X
10.2	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated effective August 25, 2025					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2025	MARATHON PETROLEUM CORPORATION

	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski Vice President and Controller