Form 10-K
period 2025-12-31
Marathon Petroleum Corp
filed 2026-02-26
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of June 30, 2025, the aggregate market value of common stock held by non-affiliates was approximately $50.6 billion, based on the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers to be affiliates.
There were 294,740,164 shares of Marathon Petroleum Corporation common stock outstanding as of February 20, 2026.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement relating to its 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Report.

Unless otherwise stated or the context otherwise indicates, all references in this Annual Report on Form 10-K to “MPC,” “us,” “our,” “we” or the “Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Glossary of Terms

Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaska North Slope crude oil, an oil index benchmark price
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATB	Articulated tug barges
barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Gasoline Blendstock for Oxygenate Blending
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization (a non-GAAP financial measure)
EPA	U.S. Environmental Protection Agency
ESG	Environmental, social and governance
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
JV	Joint Venture
LCFS	Low Carbon Fuel Standard
LIFO	Last in, first out
mbbls	Thousands of barrels
mbpd	Thousands of barrels per day
mbpcd	Thousand barrels per calendar day
MEH	Magellan East Houston crude oil, an oil index benchmark price
MMBtu	One million British thermal units
MMcf/d	One million cubic feet of natural gas per day
MPLX	MPLX LP
NGL	Natural gas liquids, such as ethane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OSHA	U.S. Occupational Safety and Health Administration
OTC	Over-the-Counter
RFS	Renewable Fuel Standard program, as required by the Energy Independence and Security Act of 2007
RIN	Renewable Identification Number
SEC	U.S. Securities and Exchange Commission
SOFR	Secured overnight financing rate
SRE	Small Refinery Exemption credit under the Renewable Fuel Standard program
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
UST	Underground storage tank
VIE	Variable interest entity
VPP	Voluntary Protection Program
WTI	West Texas Intermediate crude oil, an oil index benchmark price

Disclosures Regarding Forward-Looking Statements
This Annual Report on Form 10-K, particularly Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk includes forward-looking statements that are subject to risks, contingencies or uncertainties. You can identify forward-looking statements by words such as “advance,” “anticipate,” “believe,” “commitment,” “continue,” “could,” “design,” “drive,” “endeavor,” “estimate,” “expect,” “focus,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “policy,” “position,” “potential,” “predict,” “priority,” “progress,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “strive,” “support,” “target,” “trends,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes.
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
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including tariffs, inflation, interest rates, governmental shutdowns, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs or renewable diesel and other renewable fuels, or taxation, including changes in tax regulations or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act;
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
•labor and material shortages;
•the ability to realize expected returns or other benefits on anticipated or ongoing projects or planned or recently completed acquisitions or other transactions, including the recently completed acquisitions of Northwind Delaware Holdings LLC (the “Northwind Midstream Acquisition”) and BANGL, LLC (the “BANGL Acquisition”);
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
•our ability to successfully implement our sustainable energy strategy and principles and achieve our ESG plans and goals within the expected timeframe, if at all;
•the costs, disruption and diversion of management’s attention associated with campaigns commenced by activist investors;
•personnel changes;
•the imposition of windfall profit taxes, maximum margin penalties, minimum inventory requirements or refinery maintenance and turnaround supply plans on companies operating in the energy industry in California or other jurisdictions; and
•the other factors described in Item 1A. Risk Factors.
We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

PART I
Item 1. Business
OVERVIEW
MPC has nearly 140 years of history in the energy business, and is a leading, integrated, downstream and midstream energy company. We operate one of the nation's largest refining systems with approximately 3.0 million barrels per day of crude oil refining capacity and believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers in the United States. We distribute our refined products through one of the largest terminal operations in the United States and one of the largest private domestic fleets of inland petroleum product barges. Our integrated midstream energy asset network links producers of natural gas and NGLs from some of the largest supply basins in the United States to domestic and international markets. In addition, we are one of the largest producers and marketers of renewable diesel in the United States.
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
•Midstream – gathers, transports, stores and distributes crude oil, refined products, including renewable diesel, and other hydrocarbon-based products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges; gathers, treats, processes and transports natural gas; and transports, fractionates, stores and markets NGLs. The Midstream segment primarily reflects the results of MPLX. MPLX is a diversified, large-cap master limited partnership (“MLP”) formed in 2012 that owns and operates midstream energy infrastructure and logistics assets and provides fuels distribution services. As of December 31, 2025, we owned the general partner of MPLX and approximately 64 percent of the outstanding MPLX common units.
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
OUR OPERATIONS
Refining & Marketing
Refineries
We currently own and operate refineries in the Gulf Coast, Mid-Continent and West Coast regions of the United States with an aggregate crude oil refining capacity of 2,986 mbpcd. During 2025, our refineries processed 2,787 mbpd of crude oil and 202 mbpd of other charge and blendstocks. During 2024, our refineries processed 2,714 mbpd of crude oil and 208 mbpd of other charge and blendstocks.

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
Gulf Coast Region (1,248 mbpcd)
Galveston Bay, Texas City, Texas Refinery (631 mbpcd)
Our Galveston Bay refinery is a combination of our former Texas City refinery and Galveston Bay refinery. Following the completion of the South Texas Asset Repositioning (“STAR”) project in 2023, which added 40 mbpcd of capacity, it is now our largest refinery. The refinery is located on the Texas Gulf Coast southeast of Houston, Texas and can process a wide variety of crude oils into gasoline, distillates, NGLs and petrochemicals, heavy fuel oil and propane. The refinery has access to the export market and multiple options to sell refined products. Our cogeneration facility, which supplies the Galveston Bay refinery, currently has 1,055 megawatts of electrical production capacity and can produce 4.3 million pounds of steam per hour. Approximately 49 percent of the power generated in 2025 was used at the refinery, with the remaining electricity being sold into the electricity grid.
Garyville, Louisiana Refinery (617 mbpcd)
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
Mid-Continent Region (1,186 mbpcd)
Catlettsburg, Kentucky Refinery (307 mbpcd)
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
Detroit, Michigan Refinery (146 mbpcd)
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
Mandan, North Dakota Refinery (72 mbpcd)
Our Mandan refinery is located outside of Bismarck, North Dakota. The Mandan refinery processes primarily sweet domestic crude oil from North Dakota into gasoline, distillates, propane, heavy fuel oil and NGLs and petrochemicals.
Salt Lake City, Utah Refinery (70 mbpcd)
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
Kenai, Alaska Refinery (68 mbpcd)
Our Kenai refinery is located on the Cook Inlet, southwest of Anchorage. The Kenai refinery processes mainly Alaska domestic crude oil, domestic crude oil from North Dakota, along with limited international crude oil into distillates, gasoline, heavy fuel oil, asphalt, propane and NGLs and petrochemicals.
Refined Product Yields
The following table sets forth our refinery production by product group for each of the last three years.

(mbpd)	2025	2024	2023
Gasoline	1,499	1,490	1,526
Distillates	1,093	1,070	1,037
Propane	67	67	66
NGLs and petrochemicals	195	192	182
Heavy fuel oil	90	59	52
Asphalt	79	81	80
Total	3,023	2,959	2,943

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

(mbpd)	2025	2024	2023
United States	1,966	1,840	1,782
Canada	599	604	597
Other international	222	270	298
Total	2,787	2,714	2,677

Our refineries receive crude oil and other feedstocks and distribute our refined products through a variety of channels, including pipelines, trucks, railcars, ships and barges.
Refined Product Sales
Our refined products are sold to independent retailers, wholesale customers, our brand jobbers and direct dealers. In addition, we sell refined products for export to international customers. As of December 31, 2025, there were 7,882 brand jobber outlets in 40 states, the District of Columbia and Mexico where independent entrepreneurs primarily maintain Marathon-branded outlets. We also have long-term supply contracts for 1,162 direct dealer locations primarily in Southern California, largely under the ARCO® brand. We believe we are one of the largest wholesale suppliers of gasoline and distillates to resellers and consumers within our market area.
The following table sets forth our refined product sales volumes by product group for each of the last three years.

(mbpd)	2025(a)	2024(a)	2023(a)
Gasoline	1,980	1,922	1,933
Distillates	1,237	1,187	1,128
Propane	97	104	90
NGLs and petrochemicals	232	231	220
Heavy fuel oil	94	59	57
Asphalt	78	82	82
Total	3,718	3,585	3,510
(a)    Refined product sales include volumes marketed directly to end-users and trading/supply volumes such as bulk sales to large unbranded resellers and other downstream companies. Marketed volumes directly to end-users, including branded retail stations, were 2,449 mbpd, 2,429 mbpd and 2,385 mbpd for the years ended December 31, 2025, 2024 and 2023, respectively.

Refined Product Sales Destined for Export
We sell gasoline, distillate, asphalt and NGLs for export, primarily out of our Garyville, Galveston Bay, Anacortes and Los Angeles refineries. The following table sets forth our refined product sales destined for export by product group for the past three years.

(mbpd)	2025	2024	2023
Gasoline	114	116	119
Distillates	195	199	156
Asphalt, NGLs and other	92	87	88
Total	401	402	363
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
Refining & Marketing Joint Venture
We hold a 49.9 percent equity interest in LF Bioenergy, an emerging producer of renewable natural gas (“RNG”) in the U.S. LF Bioenergy has been focused on developing and growing a portfolio of dairy farm-based, low carbon intensity RNG projects. Currently, there are six facilities in operation, with one additional facility under construction that is expected to come online over the next 12 months.
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
Wholly Owned Renewable Processing Facilities
The Dickinson, North Dakota renewables facility has the capacity to produce 184 million gallons per year of renewable diesel from corn oil, soybean oil, fats and greases. The produced renewable diesel generates federal RINs, 45Z tax credits and LCFS credits when sold in California or similar markets. These instruments are used to help meet our Renewable Fuel Standard and LCFS compliance obligations as a petroleum fuel producer.
We own an aggregation facility in Cincinnati, Ohio and a pre-treatment facility in Beatrice, Nebraska. These facilities supply renewable agricultural feedstocks to our Dickinson and Martinez facilities.
Renewable Diesel Joint Ventures
The Martinez renewable diesel joint venture (the “Martinez Renewables joint venture”) is a partnership structured as a 50/50 joint venture with Neste Corporation to refine renewable feedstocks into renewable diesel. The Martinez Renewables facility, which has the capacity to produce 730 million gallons per year including pretreatment capabilities, reached full capacity in late 2024. The produced renewable diesel generates federal RINs, 45Z tax credits and LCFS credits when sold in California or similar markets. These instruments are used to help meet our Renewable Fuel Standard and LCFS compliance obligations as a petroleum fuel producer.
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
Rate Regulation
Some of our existing pipelines are considered interstate common carrier pipelines subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (the “ICA”), Energy Policy Act of 1992 (“EPAct 1992”) and the rules and regulations promulgated under those laws. The ICA and FERC regulations require that tariff rates for oil pipelines, a category that includes crude oil and petroleum product pipelines, be just and reasonable and the terms and conditions of service must not be unduly discriminatory. The ICA permits interested persons to challenge newly proposed tariff rates or terms and conditions of service, or any change to tariff rates or terms and conditions of service, and authorizes FERC to suspend the effectiveness of such proposal or change for a period of time to investigate. If, upon completion of an investigation, FERC finds that the new or changed service or rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. An interested person may also challenge existing terms and conditions of service or rates and FERC may order a carrier to change its terms and conditions of service or rates prospectively. Upon an appropriate showing, a shipper may also obtain reparations from a pipeline for damages sustained as a result of rates or terms which FERC deemed were not just and reasonable. Such reparation damages may accrue from the complaint through the final order and during the two years prior to the filing of a complaint.
The EPAct 1992 deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” Our rates for interstate transportation service in effect for the 365-day period ending on the date of the passage of the EPAct 1992 were deemed just and reasonable and therefore are grandfathered. Subsequent changes to those rates are not grandfathered. New rates have since been established after the EPAct 1992 for certain pipelines, and certain of our pipelines have subsequently been approved to charge market-based rates.
FERC permits regulated oil pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. A carrier must, as a general rule, utilize the indexing methodology to change its rates. Cost-of-service ratemaking, market-based rates and settlement rates are alternatives to the indexing approach and may be used in certain specified circumstances to change rates.
Air
GHG Emissions
Certain states and regions have adopted, or are considering, rules regulating GHG emissions. These measures may include state actions to develop statewide or regional programs to report and reduce GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. For example, California has extended its Cap-and-Invest (formerly, Cap-and-Trade) program through 2045. As the emission reduction goals of the program increase, the compliance costs for California refineries may significantly disadvantage in-state refineries as compared to out-of-state refineries depending on multiple factors including the number of allowances granted to in-state refineries. State GHG emission rules may also include low-carbon fuel standards, such as the California program, or a state carbon tax. In all, these state measures could result in increased costs to operate and maintain our facilities, capital expenditures to install new emission controls and costs to administer any carbon trading or tax programs implemented.
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
The EPA’s final rule titled “Standards of Performance for New, Reconstructed, and Modified Sources and Emissions Guidelines for Existing Sources: Oil and Natural Gas Sector Climate Review,” which was published in March 2024, requires MPLX to control and reduce methane emissions within its natural gas gathering and boosting operations and gas processing facilities. In 2025, the EPA extended the compliance deadlines for several provisions in the rule. The rule is consistent with the voluntary methane reduction programs that MPLX has been implementing through its Focus on Methane Program. As a result, although the rule requires MPLX to make additional investments to further reduce methane emissions, we do not believe the rule will have a material impact to our operations.
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
In February 2024, the EPA lowered the primary annual National Ambient Air Quality Standard (“NAAQS”) for particulate matter (“PM2.5””) from 12.0 µg/m3 to 9.0 µg/m3. Lowering of the NAAQS and subsequent designation as a nonattainment area could result in increased costs associated with, or result in cancellation or delay of, capital projects at our or our customers’ facilities, or could require emission reductions that could result in increased costs to us or our customers. The final rule is under appeal, and on November 24, 2025, the EPA filed a motion indicating the rule had been issued in error and asked the court to vacate the rule. We cannot predict the effects of the various state implementation plan requirements at this time.
In California, the Governing Board for the South Coast Air Quality Management District (“SCAQMD”) adopted Rule 1109.1 in November 2021, which establishes Best Available Retrofit Control Technology (“BARCT”) oxides of nitrogen (“NOx”) and carbon monoxide (“CO”) emission limits for combustion equipment at petroleum refineries. To comply with Rule 1109.1, the Los Angeles Refinery has established a facility mass emission cap, which is being phased in through 2032. To date, the refinery has completed Phase 1 and Phase 2, which has resulted in the refinery achieving over 80 percent of the required NOx emissions reductions. The remaining 20 percent of NOx reductions required under Phase 3 must be completed by 2032. The rule has resulted, and will result, in increased costs to operate and maintain our Los Angeles Refinery.
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
As part of our emergency response activities, we have used aqueous film forming foam (“AFFF”) containing per- and polyfluoroalkyl substances (“PFAS”) chemicals as a vapor and fire suppressant. At this time, AFFFs containing PFAS are the most effective foams to prevent and control a flammable petroleum-based liquid fire involving a large storage tank or tank containment area. Fluorine-free firefighting foams are currently under development but have not yet proven to be as effective as AFFFs containing PFAS for all applications.

In May 2016, the EPA issued lifetime health advisory levels (“HALs”) and health effects support documents for two PFAS substances - perfluorooctanoic acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”). These HALs were updated in June 2022, when the EPA also issued HALs for two additional PFAS substances. In February 2019, the EPA issued a PFAS Action Plan identifying actions it is planning to take to study and regulate various PFAS chemicals. The EPA identified that it would evaluate, among other actions, (1) proposing national drinking water standards for PFOA and PFOS, (2) developing cleanup recommendations for PFOA and PFOS, (3) evaluating the listing of PFOA and PFOS as hazardous substances under CERCLA, and (4) conducting toxicity assessments for other PFAS chemicals. Also, on April 26, 2024, the EPA issued a final rule establishing national drinking water standards for PFOS, PFOA, perfluorohexane sulfonic acid (“PFHxS”), perfluorononanoic acid (“PFNA”), perfluorobutane sulfonic acid (“PFBS”), and hexafluoropropylene oxide dimer acid and its ammonium salt (also known as “GenX”). Congress may also take further action to regulate PFAS. We cannot currently predict the impact of these regulations on our operations.
In addition, many states are actively proposing and adopting legislation and regulations relating to the use of AFFFs containing PFAS. Additionally, many states are using the EPA HALs for PFOS and PFOA and some states are adopting and proposing state-specific drinking water and cleanup standards for various PFAS, including but not limited to PFOS and PFOA. We cannot currently predict the impact of these regulations on our liquidity, financial position, or results of operations.
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
The EPA’s rule designating PFOS and PFOA as hazardous substances under CERCLA Section 102(a) became effective on July 8, 2024. The rule has been challenged in court. In addition, the EPA has received three petitions requesting regulatory action on PFAS under RCRA and in February 2024, proposed two regulations that would add nine PFAS, including PFOA and PFOS, to the list of RCRA hazardous constituents and broaden the definition of hazardous waste applicable to corrective action requirements at hazardous waste treatment, storage, and disposal facilities. We cannot currently predict the impact of potential statutes or regulations on our remediation costs.
Vehicle and Fuel Requirements
Fuel Economy and GHG Emission Standards for Vehicles
The National Highway Traffic Safety Administration (“NHTSA”) establishes corporate average fuel economy (“CAFE”) standards for passenger cars and light trucks. In December 2025, NHTSA proposed to amend the fuel economy standards for light-duty vehicles for model years (“MYs") 2022–2026 and MYs 2027–2031. In its proposal, NHTSA stated that it could not consider battery-powered electric vehicles (“EVs”) when setting the revised standards. NHTSA predicts that the revised standards equate to an industry fleetwide average of roughly 34.5 miles per gallon (“mpg”) for MY 2031.
In 2009, the EPA determined the GHG emissions from motor vehicles contributed to the greenhouse gas pollution that threatens public health and welfare (“Endangerment Finding”). As a result, the EPA began setting GHG emission standards for vehicles, which increased in stringency over time and would require a significant increase in electric vehicle production to meet the standards. In February 2026, the EPA rescinded the Endangerment Finding and revoked all existing GHG emission standards for vehicles. The EPA will continue to regulate traditional air pollutants from motor vehicles. The EPA’s rescission of the Endangerment Finding and elimination of the GHG Emission standards has been challenged in court.
In addition, California may establish different, more stringent vehicle standards that could apply in multiple states if granted a Clean Air Act waiver by the EPA. In January 2025, the EPA granted California a waiver for its Advanced Clean Cars II regulation, which bans the sale of internal combustion engine vehicles in California in 2035. Congress, however, disapproved the EPA’s waiver through the Congressional Review Act process, which means the waiver is no longer valid and California cannot enforce its Advanced Clean Cars II program. California has challenged Congress’s disapproval in court.
Renewable Fuels Standards and Low Carbon Fuel Standards
Pursuant to the Energy Policy Act of 2005 and the EISA, Congress established a Renewable Fuel Standard (“RFS”) program that requires annual volumes of renewable fuel be blended into domestic transportation fuel. The statutory volumes apply through calendar year 2022. After calendar year 2022, the statute gives the EPA the authority to set the annual volumes. The EPA has proposed annual volumes for 2026 and 2027 that increase the volume of renewable fuel that must be blended year over year. The EPA is also considering reallocation of small refinery exempted volumes to the non-exempt refineries.
There is currently no regulatory method for verifying the validity of most RINs sold on the open market. We have developed a RIN integrity program to vet the RINs that we purchase, and we incur costs to audit RIN generators. Nevertheless, if any of the RINs that we purchase and use for compliance are found to be invalid, we could incur costs and penalties for replacing the invalid RINs.
In addition to the federal Renewable Fuel Standards, certain states have, or are considering, promulgation of state renewable or low carbon fuel standards. For example, California has implemented a low carbon fuel standard program that requires a reduction in the carbon intensity of liquid fuel sold for use in the state over time. We incur costs to comply with these state low carbon fuel standard programs, and these costs may increase if the cost of credits increases.
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
We are also subject at regulated facilities to the Occupational Safety and Health Administration’s Process Safety Management and the EPA’s Risk Management Program (“RMP”) requirements, which are intended to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. In 2024, the EPA finalized revisions to its RMP regulation. The revisions include a requirement that refineries with hydrofluoric acid alkylation units perform a safer technologies and alternatives analysis as part of the process hazard analysis and to document the feasibility of inherent safety measures. The application of these regulations can result in increased compliance expenditures. Additionally, three non-governmental organizations have filed a lawsuit asking the court to order the EPA to issue a rule under TSCA that would mitigate, or potentially ban, the use of hydrofluoric acid at petroleum refineries. The Western States Petroleum Association has moved to intervene in the lawsuit.
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
Employee Profile
As of December 31, 2025, we employed approximately 18,500 people in full-time and part-time roles. Many of these employees provide services to MPLX, for which we are reimbursed in accordance with employee service agreements. Approximately 3,800 of our employees are covered by collective bargaining agreements.
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
Talent Management
Our People Strategy holistically addresses the dynamic business environment we operate in. It enables us to be an employer of choice in the face of shifting talent needs and availability. Executing our People Strategy requires that we attract and retain the best talent with the right skills and capabilities when we need them. Attracting and retaining top talent involves presenting employees with the tools for success and providing opportunities for long-term engagement and career advancement. MPC also provides job architecture with defined skills and competencies, along with tools and people processes to identify skill gaps and support career development to help our employees grow. Our Talent Acquisition team consists of three segments: Executive Recruiting, Experienced Recruiting and University Recruiting. The specialization within each group allows us to specifically address MPC’s broad range of current and future talent needs, as well as devote time and attention to candidates during the hiring process. We believe each candidate brings a new perspective to our workforce, and we actively seek candidates with a variety of backgrounds and experience.

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
We offer comprehensive benefits that are also benchmarked annually, including medical, dental and vision insurance for our employees, their spouses or domestic partners, and their dependents. We also provide retirement programs, including a 401(k) plan and active defined benefit plan, life insurance, family building and support programs, sick and disability benefits, education assistance, as well as support the well-being of our employees and their families through a comprehensive Employee Assistance Program and financial wellness tools. In addition, we encourage our employees to refresh and recharge by providing competitive vacation programs and paid parental leave benefits for birth mothers and nonbirth parents. Further, we award a significant number of college and trade school scholarships to high school senior children of our employees through the Marathon Petroleum Scholars Program. Both full-time and part-time employees are eligible for these benefits.

Inclusion
Inclusion is embedded in our People Strategy, guided by our core values, and supported by a dedicated team of subject matter experts and leadership. Our approach is grounded in our belief that a workplace where employees feel respected, supported and empowered to contribute their best leads to better performance and safer operations. By embedding inclusion and opportunity into the way we work, we strengthen collaboration, fuel innovation and position MPC for long-term success.
We promote inclusivity and respect among our employees. We recognize that when employees feel valued, it shows in their performance. Our employee networks demonstrate this by offering voluntary opportunities for employees to connect with others. Any employee may choose to join any of the seven groups - ADAPT, ARISE, FAMILIA, HONOR, HOPE, PRIDE, and PROMISE. Led by employees with involvement and support from executive sponsors, our networks connect colleagues from across the company and provide opportunities for development, networking, and community involvement.

EXECUTIVE OFFICERS
Following is information about MPC’s executive and corporate officers:

Name	Age as of February 1, 2026	Position with MPC
Maryann T. Mannen*	63	Chairman, President and Chief Executive Officer
Maria A. Khoury*	55	Executive Vice President and Chief Financial Officer
Molly R. Benson*	59	Chief Legal Officer and Corporate Secretary
Michael A. Henschen II*	55	Executive Vice President Refining
David R. Heppner	59	Chief Strategy Officer and Senior Vice President Business Development
Rick D. Hessling*	59	Chief Commercial Officer
Fiona C. Laird	64	Chief Human Resources Officer and Senior Vice President Communications
Brian K. Partee	52	Chief Business Transformation Officer
Ehren D. Powell	46	Senior Vice President and Chief Digital Officer
Julian R. Stoll	57	Senior Vice President Value Chain Optimization
James R. Wilkins	59	Senior Vice President Health, Environment, Safety and Security
Erin M. Brzezinski*	43	Vice President and Controller
Kristina A. Kazarian	43	Vice President Finance and Investor Relations
Kelly S. Niese	46	Vice President Treasury
Gregory S. Floerke*	62	Executive Vice President and Chief Operating Officer of MPLX GP LLC
Shawn M. Lyon*	58	Senior Vice President Logistics & Storage of MPLX GP LLC
* Executive officer. Officers not so designated are corporate officers.
Ms. Mannen was appointed President and Chief Executive Officer, effective August 2024. She was elected Chairman of the Board effective January 2026, having served as a member of the Board since August 2024. Ms. Mannen previously served as President since January 2024, and as Executive Vice President and Chief Financial Officer from January 2021 through December 2023. Ms. Mannen also was elected Chairman of MPLX’s Board of Directors, effective January 2026, having served as President and Chief Executive Officer of MPLX since August 2024, and as a member of MPLX’s Board of Directors since February 2021. Before joining MPC, she was Executive Vice President and Chief Financial Officer of TechnipFMC (a successor to FMC Technologies, Inc.), a leading global engineering services and energy technology company, beginning in 2017, having previously served as Executive Vice President and Chief Financial Officer of FMC Technologies, Inc. since 2014, as Senior Vice President and Chief Financial Officer since 2011, and in various positions of increasing responsibility with FMC Technologies, Inc. since 1986. Ms. Mannen serves as chairman of the American Petroleum Institute (API), on the executive committee of American Fuel and Petrochemical Manufacturers (AFPM) and the executive committee of the Ohio Business Roundtable, and is a member of The Business Council. She also serves as secretary of the Cynthia Woods Mitchell Pavilion board of directors and is a member of its executive and finance committees.
Ms. Khoury was appointed Executive Vice President and Chief Financial Officer, effective January 19, 2026. She also has served as a member of MPLX’s Board since January 19, 2026. Before joining MPC, Ms. Khoury was Vice President, Group CFO Biotechnology, Life Sciences for Danaher Corporation, a global science and technology innovator, since 2021. Ms. Khoury was CFO Cytiva, Danaher Life Sciences Vice President Finance and IT, from 2020 to 2021, and CFO GE Life Sciences, GE Healthcare from 2017 through its acquisition by Danaher in 2019. From 2010 to 2017, Ms. Khoury served in financial leadership positions within GE Oil & Gas, including as CFO of GE’s Oil & Gas Drilling & Surface division. From 1999 to 2010, she held domestic and international positions of increasing responsibility in financial planning and analysis and treasury for GE Corporate and GE Capital Treasury. Before joining GE in 1999, Ms. Khoury spent five years with Cargill, Inc., where she began her finance career.
Ms. Benson was appointed Chief Legal Officer and Corporate Secretary, effective January 2024, having previously served as Vice President, Chief Securities, Governance & Compliance Officer and Corporate Secretary since 2018, and as Vice President, Chief Compliance Officer and Corporate Secretary since 2016. Prior to her 2016 appointment, Ms. Benson served as Assistant General Counsel Corporate and Finance beginning in 2012, and as Group Counsel Corporate and Finance beginning in 2011.
Ms. Laird was appointed Chief Human Resources Officer and Senior Vice President Communications, effective February 2021, having previously served as Chief Human Resources Officer since October 2018. Prior to her 2018 appointment, she served as Chief Human Resources Officer at Andeavor beginning in February 2018. Before joining Andeavor, Ms. Laird was Chief Human Resources and Communications Officer for Newell Brands, a global consumer goods company, beginning in 2016 and Executive Vice President Human Resources for Unilever, a global consumer goods company, beginning in 2011.
Mr. Henschen was appointed Executive Vice President Refining, effective June 2025, having previously served as Senior Vice President Refining since October 2024. Prior to his 2024 appointment, he served as Vice President Refining beginning in 2020, as Director Refining, Reliability and Engineering beginning in 2017, as maintenance manager for the Detroit refinery and then the Galveston Bay refinery beginning in 2011, and as a refining planner beginning in 2004. Mr. Henschen serves on the executive board of directors for the Louisiana Mid-Continent Oil and Gas Association (LMOGA).
Mr. Heppner was appointed Chief Strategy Officer and Senior Vice President Business Development, effective March 2024, having previously served as Senior Vice President Strategy and Business Development since February 2021. Prior to his 2021 appointment, he served as Vice President Commercial and Business Development beginning in 2018, as Senior Vice President of Engineering Services and Corporate Support of Speedway LLC beginning in 2014, and as Director Wholesale Marketing beginning in 2010.
Mr. Hessling was appointed Chief Commercial Officer, effective January 2024, having previously served as Senior Vice President Global Feedstocks since February 2021. Prior to his 2021 appointment, he served as Senior Vice President Crude Oil Supply and Logistics beginning in 2018, as Manager Crude Oil & Natural Gas Supply and Trading beginning in 2014, and as Crude Oil Logistics & Analysis Manager beginning in 2011.
Mr. Partee was appointed Chief Business Transformation Officer, effective April 2025, having previously served as Chief Global Optimization Officer since January 2024. Prior to his 2024 appointment, he served as Senior Vice President Global Clean Products beginning in February 2021, as Senior Vice President Marketing beginning in October 2018, as Vice President Business Development beginning in February 2018, as Director Business Development beginning in 2017, as Manager Crude Oil Logistics beginning in 2014, and as Vice President Business Development and Franchise at Speedway beginning in 2012.
Mr. Powell was appointed Senior Vice President and Chief Digital Officer, effective July 2020. Before joining MPC, he was Vice President and Chief Information Officer (“CIO”) at GE Healthcare, a segment of General Electric Company (“GE”) that provides medical technologies and services, beginning in 2018, having previously served as Senior Vice President and CIO Services at GE, a multinational conglomerate, beginning in 2017, as CIO Power Services at GE Power beginning in 2014, and in various positions of increasing responsibility with GE and its subsidiaries since 2000.
Mr. Stoll was appointed Senior Vice President Value Chain Optimization, effective March 2025. Before joining MPC, he was Executive Vice President and Chief Operating Officer at VARO Energy, a diversified energy company in Switzerland, beginning in January 2022, having previously served as Chief Operating Officer since March 2020. Previously, Mr. Stoll spent nearly 30 years at Phillips 66, an integrated downstream energy provider, and its predecessor ConocoPhillips, serving in roles of increasing responsibility including as Vice President, Refining Operations and as Vice President, Business Transformation.
Mr. Wilkins was appointed Senior Vice President Health, Environment, Safety and Security, effective February 2021. Prior to this appointment, he served as Vice President Environment, Safety and Security beginning in 2018, as Director Environment, Safety, Security and Product Quality beginning in 2016, and as Director Refining Environmental, Safety, Security and Process Safety Management beginning in 2013.

Ms. Brzezinski was appointed Vice President and Controller, effective January 2024. Prior to this appointment, she served as Assistant Controller, Technical Accounting, since August 2021, having previously served as Manager, Accounting, since 2019. Before joining MPC, Ms. Brzezinski was Director, Assurance and Audit Services, at PricewaterhouseCoopers LLP, a professional services and accounting firm, beginning in 2018, and Senior Manager beginning in 2013. She was Manager, Technical Accounting, at Cooper Tire & Rubber Company, an automotive tire manufacturer, from 2011 to 2013. Previously, Ms. Brzezinski served in positions of increasing responsibility with PricewaterhouseCoopers LLP beginning in 2004.
Ms. Kazarian was appointed Vice President Finance and Investor Relations, effective January 2023, having previously served as Vice President Investor Relations since 2018. Before joining MPC, she was Managing Director and head of the MLP, Midstream and Refining Equity Research teams at Credit Suisse, a global investment bank and financial services company, beginning in 2017. Previously, Ms. Kazarian was Managing Director of MLP, Midstream and Natural Gas Equity Research at Deutsche Bank, a global investment bank and financial services company, beginning in 2014, and an analyst specializing on various energy industry subsectors with Fidelity Management & Research Company, a privately held investment manager, beginning in 2005.
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
Mr. Floerke was appointed Executive Vice President and Chief Operating Officer of MPLX, effective February 2021, having previously served as Executive Vice President and Chief Operating Officer, Gathering and Processing, Trucks and Rail, since August 2020. Prior to his 2020 appointment, he served as Executive Vice President Gathering and Processing beginning in 2018, as Executive Vice President and Chief Operating Officer, MarkWest Operations, beginning in July 2017, and as Executive Vice President and Chief Commercial Officer, MarkWest Assets, beginning in December 2015 upon our acquisition of MarkWest Energy Partners, L.P. Before joining MPLX, Mr. Floerke was Executive Vice President and Chief Commercial Officer at MarkWest beginning in 2015, and Senior Vice President, Northeast Region, at MarkWest beginning in 2013. Previously, he held senior management positions at Access Midstream Partners, L.P. from 2011 until 2013. Mr. Floerke is a member of the board of directors of TransTech Group, LLC.
Mr. Lyon was appointed Senior Vice President Logistics and Storage of MPLX, effective September 2022, having previously served as Vice President Operations and President Marathon Pipe Line LLC since 2018. Prior to his 2018 appointment, he served as Vice President of Operations for Marathon Pipe Line LLC beginning in 2011. Previously, Mr. Lyon served in various roles of increasing responsibility with MPC since 1989, including as Manager Marketing and Transportation Engineering beginning in 2010, and as District Manager Transport and Rail beginning in 2008. He served as board chair for Liquid Energy Pipeline Association in 2023 and chairs the board of the Louisiana Offshore Oil Port (LOOP).
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
Our operating results, cash flows, future rate of growth, the carrying value of our assets and our ability to execute share repurchases and pay our dividend at intended levels are highly dependent on the margins we realize on our refined products. Historically, refined product margins have been volatile, and we believe they will continue to be volatile. Our margins from the sale of refined products are influenced by a number of conditions, including the price of crude oil and other feedstocks. The prices of feedstocks and the prices at which we can sell our refined products fluctuate independently due to a variety of regional and global market factors that are beyond our control, including:
•global and regional inventory levels and availability of and demand for feedstocks and refined products;
•transportation infrastructure cost and availability;
•temporary and permanent closures, utilization levels and capacities of other refineries in our markets and globally;
•global and regional development by competitors of new refining or renewable conversion capacity;
•natural gas and electricity availability and supply costs;
•global and domestic political instability, threatened or actual terrorist incidents, armed conflict, economic activity and growth levels or lack thereof or other global political or economic conditions;
•tariffs on goods, including crude oil and other feedstocks, imported into the United States;
•local weather conditions; and
•the occurrence of other risks described herein.
Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The longer-term effects of these and other factors on refined product margins are uncertain. We generally purchase our feedstocks weeks before we refine them and sell the refined products. Price level changes during the period between purchasing feedstocks and selling the refined products from these feedstocks can have a significant effect on our financial results. We also purchase refined products manufactured by others for resale to our customers. Price changes during the periods between purchasing and reselling those refined products can have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Lower refined product margins, including renewable diesel margins have in the past, and may in the future, lead us to reduce the amount of refined products we produce, which may reduce our revenues, income from operations and cash flows. Significant reductions in refined product margins could require us to reduce our capital expenditures, impair the carrying value of our assets (such as property, plant and equipment, inventory or goodwill), and require us to re-evaluate our capital allocation priorities, including our share repurchase activity, capital spending and dividends.
Industry, market, technological and regulatory developments regarding emissions, fuel efficiency and alternative fuel vehicles may decrease demand for liquid transportation fuels.
Developments aimed at reducing vehicle emissions, increasing vehicle efficiency or reducing the sale of new internal combustion engine vehicles may decrease the demand and may increase the cost for our liquid transportation fuels. Government mandates or incentives, industry and technological developments and consumer sentiment with respect to liquid transportation fuels may alter fuels or energy preferences or make alternative fuel vehicles more desirable and result in greater market penetration of such vehicles or otherwise decrease demand for our liquid transportation fuels. For example, the federal government through NHTSA and the EPA promulgate rules that require vehicle manufacturers to increase the fuel efficiency standards of liquid transportation fuels vehicles. The EPA has finalized a rule that reduces its current vehicle standards by eliminating regulation of GHG emissions. The new, reduced standards have been challenged in court.
In addition, California and several states have adopted regulations that require increased sales of electric vehicles. California, in particular, has passed several regulations mandating electric vehicles. These regulations include Advanced Clean Cars (“ACC”) I, ACC II, and Advanced Clean Trucks. The ACC II and Advanced Clean Trucks regulations are currently not enforceable in absence of federal waivers, but California filed litigation to reinstate the waivers.
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
Together, these developments have had and are expected to continue to have an adverse effect on sales of our liquid transportation fuels, which in turn could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
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
We are increasingly dependent on our information technology systems and those of our third-party business partners and service providers for the safe and effective operation of our business. We rely on such systems to process, transmit and store electronic information, including financial records and personal data, and to manage or support a variety of business processes, including our supply chain, pipeline operations, gathering and processing operations, credit card payments and authorizations at certain of our customers’ retail outlets, financial transactions, banking and numerous other processes and transactions.
Our information systems (and those of our third-party business partners and service providers), including our cloud computing environments and operational technology environments, are subject to numerous and evolving cybersecurity threats and attacks, including ransomware and other malware, phishing and social engineering schemes, supply chain attacks, and advanced artificial intelligence attacks, which can compromise our ability to operate, and the confidentiality, availability, and integrity of data in our systems or those of our third-party business partners and service providers. These and other cybersecurity threats may originate with criminal attackers, advanced persistent threats and nation-state actors, state-sponsored actors, or employee error or malfeasance. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software, including software commonly used by companies in cloud-based services and bundled software. Because the techniques used to obtain unauthorized access, or to disable or degrade systems, continuously evolve and some have become increasingly complex and sophisticated, and can remain undetected for a period of time despite efforts to detect and respond in a timely manner, we (and our third-party business partners and service providers) are subject to the risk of cyberattacks and cybersecurity incidents.
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
Cybersecurity incidents involving our information technology systems or those of our third-party business partners and service providers can result in theft, destruction, loss, misappropriation or release of confidential financial data, personal data, intellectual property and other information; give rise to remediation or other expenses; result in litigation, claims and increased regulatory review, investigations, or scrutiny; reduce our customers’ willingness to do business with us; disrupt our operations and the services we provide to customers; and subject us to litigation and legal liability under international, U.S. federal and state laws.

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
Along with our own data and information collected in the normal course of our business, we, and some of our third-party service providers, collect, use, transfer and retain certain data that is subject to specific laws and regulations. The transfer and use of this data both domestically and across international borders is becoming increasingly complex. This data is subject to governmental regulation at international, federal, state and local levels in many areas of our business, including data privacy and security laws such as the European Union (“EU”) and United Kingdom (“UK”) versions of the General Data Protection Regulation (“GDPR”), and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”). To date, comprehensive state privacy laws have been proposed or passed in more than twenty U.S. states. We also operate in other jurisdictions (such as Mexico, Peru and Singapore) that have issued, or are considering the issuance of, data privacy laws and regulations. Additionally, the U.S. Federal Trade Commission and multiple state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data as well as requiring disclosures regarding such practices. Existing and potential future data privacy laws pose increasingly complex compliance, monitoring and control obligations and could potentially elevate our costs and risk exposure. As the implementation, interpretation, and enforcement of such laws continue to progress and evolve, there may also be developments that amplify such costs and risk exposure. Any failure by us, or by a third-party service provider upon which we rely, to comply with these laws and regulations, including as a result of a cybersecurity incident or privacy breach, could expose us to significant penalties and liabilities, including individual claims or consumer class actions, commercial litigation, administrative, and investigations or actions, regulatory intervention and sanctions or fines.
As we integrate artificial intelligence technologies into our processes, these technologies may present business, compliance and reputational risks.
Recent and continuously evolving technological advances in artificial intelligence (“AI”) and machine-learning technology present new opportunities and also pose new risks. Our integration of these technologies, whether developed internally or procured through our third-party service providers, into our processes may result in new or expanded risks and liabilities. Such risks and liabilities include enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. The utilization of AI could also result in loss of intellectual property and subject us to heightened risks related to intellectual property infringement or misappropriation. The use of AI can lead to unintended consequences, including generating content that is inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and expose us to risks related to inaccuracies or errors in the output of such technologies.
The availability and cost of renewable identification numbers and credits related to low carbon fuel programs and incentives could have an adverse effect on our financial condition and results of operations.
Congress established a RFS program that requires annual volumes of renewable fuel be blended into domestic transportation fuel. As a producer of petroleum-based motor fuels, we are obligated to blend renewable fuels into the products we produce at a rate that is at least commensurate to the EPA’s quota and, to the extent we do not, we must purchase RINs in the open market to satisfy our obligation under the RFS program. Additionally, states, including California, have adopted or are considering adopting LCFS programs, which include the generation and purchase of LCFS credits for compliance. We are exposed to the volatility in the market price of RINs, LCFS credits, and other credits for low carbon fuels and we cannot predict the future prices of RINs, LCFS, or other credits. Prices are dependent upon a variety of factors, including the EPA, LCFS, and other regulations, reduction of the benefits, the availability of RINs or credits for purchase, whether any of the products we produce are deemed not to qualify for compliance, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. There is currently no regulatory method for verifying the validity of most RINs sold on the open market. We have developed a RIN integrity program to vet the RINs that we purchase, and we incur costs to audit RIN generators. Nevertheless, if any of the RINs that we purchase and use for compliance are found to be invalid, we could incur costs and penalties for replacing the invalid RINs. See Item 1. Business – Regulatory Matters for additional information on these and other regulatory compliance matters.
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
We conduct some of our operations through joint ventures in which we share control over certain economic and business interests with our joint venture partners. Our joint venture partners may have economic, business or legal interests or goals that are inconsistent with our goals and interests or may be unable to meet their obligations. Failure by us, or an entity in which we have an interest, to adequately manage the risks associated with any joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and adversely affect our reputation, business, financial condition, results of operations and cash flows.
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
At December 31, 2025, our total debt obligations for borrowed money and finance lease obligations were $33.31 billion, including $26.01 billion of obligations of MPLX and its subsidiaries. We may incur substantial additional debt obligations in the future.
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
A continued period of economic slowdown or recession, or a protracted period of depressed prices for crude oil or refined products, has significant and adverse consequences for our financial condition and the financial condition of our customers, suppliers and other counterparties, and diminishes our liquidity, and negatively affects our ability to obtain adequate crude oil volumes and to market certain of our products at favorable prices, or at all.
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
Increases in interest rates could adversely impact our ability to issue equity, refinance existing debt or incur additional debt for acquisitions or other purposes and our ability to pay dividends at our intended levels.
Our revolving credit facility has a variable interest rate. As a result, future interest rates on our debt could be higher than current levels, causing our financing costs to increase accordingly. In addition, we may in the future refinance outstanding borrowings under our revolving credit facility with fixed-rate indebtedness. Interest rates payable on fixed-rate indebtedness typically are higher than the short-term variable interest rates that we pay on borrowings under our revolving credit facility. We also have other fixed-rate indebtedness that we may need or desire to refinance in the future at or prior to the applicable stated maturity. A prolonged rising interest rate environment could have an adverse impact on our ability to issue equity, refinance existing debt or incur additional debt for acquisitions or other purposes on desirable terms, if at all. Accordingly, increases in interest rates could have a material adverse effect on our financial position, results of operations, cash flows and our ability to pay dividends at our intended levels.
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
As of December 31, 2025, our balance sheet reflected $9.4 billion and $2.7 billion of goodwill and other intangible assets, respectively. We have in the past recorded significant impairments of our goodwill. To the extent the value of goodwill or intangible assets becomes further impaired, we may be required to incur additional material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
Large capital projects can be subject to delays, take years to complete, and market conditions could deteriorate significantly between the project approval date and the project startup date, negatively impacting project returns.
Delays in completing capital projects or making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to market or supply certain products we produce. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:
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
Legal and Regulatory Risks
We expect to continue to incur substantial capital expenditures and operating costs to meet the requirements of evolving environmental and other laws or regulations. Changes to the federal government’s policies and operations could lead to increased regulatory uncertainty and volatility and increased state regulation, which may impact our business, financial condition and results of operations.
We expect to continue to incur substantial capital expenditures and operating costs to meet the requirements of evolving environmental and other laws or regulations. Changes to the federal government’s policies and operations could lead to increased regulatory uncertainty and volatility and increased state regulation, which may impact our business, financial condition and results of operations.
Our business is subject to numerous environmental laws and regulations at the federal, state and local level. These laws and regulations continue to increase in both number and complexity and affect our business. Laws and regulations expected to become more stringent relate to the following:
•the emission or discharge of materials into the environment;
•solid and hazardous waste management;
•the regulatory classification of materials currently or formerly used in our business;
•pollution prevention;
•climate change and GHG emissions;
•characteristics and composition of transportation fuels, including the blending of renewable fuels into transportation fuels;
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
In 2025, the U.S. presidential administration announced wide-ranging policy changes and issued numerous executive actions. The U.S. EPA and other federal agencies began proposing and promulgating regulations consistent with the administration’s policy changes. If the federal government relaxes or revokes certain environmental regulations, states may pass laws that vary in stringency and scope by state, creating a patchwork of regulation. For example, various states have passed laws regulating the use of materials containing PFAS and setting action levels for the remediation of certain PFAS. We cannot predict the extent to which states will pass such legislation, or the ultimate effect these state laws will have on our business, financial condition and results of operations.
The tax treatment of publicly traded partnerships or an investment in MPLX units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including MPLX, or an investment in MPLX common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, there are proposals to change the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate MPLX’s ability to qualify for partnership tax treatment.
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
Climate change and GHG emission regulation could affect our operations, energy consumption patterns and regulatory obligations, any of which could adversely impact our business, results of operations and financial condition.
Currently, multiple legislative and regulatory measures to address GHG and other emissions are in various phases of consideration, promulgation or implementation. These include actions to develop international, federal, regional or statewide programs, which could require reductions in our GHG or other emissions, establish a carbon tax and decrease the demand for refined products. Requiring reductions in these emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any emissions programs, including acquiring emission credits or allotments.
For example, California and Washington have enacted low carbon fuel standards. Other states are proposing, or have already promulgated, low carbon fuel standards or similar initiatives to reduce emissions from the transportation sector. If we are unable to pass the costs of compliance on to our customers, sufficient credits are unavailable for purchase, we have to pay a significantly higher price for credits, or if we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected.
California has also enacted cap-and-invest programs, which set statewide limits on GHG emissions and caps that decline each year. CARB is currently developing regulations to implement the changes to the Cap-and-Invest program. We are unable to estimate the impact of these programs but requirements to drastically reduce GHG emissions in California could increase our operating costs, require additional capital expenditures, reduce the competitiveness of our California refinery and renewable fuel facility and our Washington refinery and affect their long term outlook.
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
Attorneys general and other government officials may continue to pursue litigation in which they seek to recover civil damages against us on behalf of a state or its citizens for a variety of claims, including violation of consumer protection and product pricing laws or natural resources damages. Additionally, private plaintiffs and government parties have undertaken efforts to shut down energy assets by challenging operating permits, the validity of easements or the compliance with easement conditions. For example, the Dakota Access Pipeline, in which MPLX has a minority interest, is subject to, and may in the future be subject to, litigation seeking a permanent shutdown of the pipeline. There remains a high degree of uncertainty regarding the ultimate outcome of these types of proceedings, as well as their potential effect on our business, financial condition, results of operation and cash flows.
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
Companies across all industries are facing increasing scrutiny from stakeholders related to ESG matters, including practices and disclosures regarding climate-related initiatives. MPC has established a target to reduce Scope 1 and Scope 2 GHG emissions intensity and MPLX established a target to reduce methane emissions intensity. These targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. We assess progress with these targets on an annual basis. We may modify, discontinue, update or expand targets or adopt new metrics as new information, opportunities, and technologies become available. Further, there are conflicting expectations and priorities from regulatory authorities, investors, voluntary reporting frame works, and other stakeholders surrounding accounting and disclosure of ESG matters and climate related initiatives. Our efforts to accomplish and accurately report on these goals and objectives, which may be, in part, dependent on the actions of suppliers and other third parties, present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and stock price.
Efforts to achieve goals and targets, such as the foregoing and future internal climate-related initiatives, may increase costs, require purchase of carbon credits, or limit or impact our business plans and financial results, potentially resulting in the reduction to the economic end-of-life of certain assets and an impairment of the associated net book value, among other material adverse impacts. Additionally, as the nature, scope and complexity of ESG reporting, calculation methodologies, voluntary reporting standards and disclosure requirements expand, we may have to undertake additional costs to control, assess and report on ESG metrics. Our failure or perceived failure to pursue or fulfill such goals and targets or to satisfy various reporting standards within the timelines we announce, or at all, could have a negative impact on investor sentiment, ratings outcomes for evaluating our approach to ESG matters, stock price, and cost of capital and expose us to government enforcement actions and private litigation, among other material adverse impacts.
Regulatory and other requirements concerning the transportation of crude oil and other commodities by rail may cause increases in transportation costs or limit the amount of crude oil that we can transport by rail.
We rely on a variety of systems to transport crude oil, including rail. Rail transportation is regulated by federal, state and local authorities. New regulations or changes in existing regulations could result in increased compliance expenditures. Regulations that require the reduction of volatile or flammable constituents in crude oil that is transported by rail, change the design or standards for rail cars used to transport crude oil, change the routing or scheduling of trains carrying crude oil, or require any other changes that detrimentally affect the economics of delivering North American crude oil by rail could increase the time required to move crude oil to our refineries, increase the cost of rail transportation and decrease the efficiency of shipments of crude oil by rail. Any of these outcomes could have a material adverse effect on our business and results of operations.
If California or other jurisdictions (i) establish a maximum refining margin and impose a financial penalty for profits above such maximum refining margin, (ii) impose restrictions on turnaround and maintenance activities or (iii) require that petroleum refiners maintain a minimum inventory of transportation fuels, our financial results and profitability could be adversely affected.
In June 2023, the provisions of California’s Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, “SB X1-2”) became effective, which, among other things, (i) authorized the establishment of a maximum gross gasoline refining margin and the imposition of a financial penalty for profits above a maximum gross gasoline refining margin, (ii) significantly expanded the reporting obligations to the California Energy Commission (“CEC”) for all participants in the petroleum industry supply chain in California, (iii) created the Division of Petroleum Market Oversight within the CEC to monitor and analyze the transportation fuels market, and (iv) authorized the CEC to regulate the timing and other aspects of refinery turnaround and maintenance activities in certain instances. The operational data reporting includes our plans for turnaround and maintenance activities at our Los Angeles refinery and Martinez renewable diesel facility and our plans to address potential impacts on feedstock and product inventories in California resulting from such turnaround and maintenance activities.
In late 2023, the CEC adopted (i) an order requiring an informational proceeding on a maximum gross gasoline refining margin and penalty under SB X1-2, and (ii) an order initiating rulemaking activity under SB X1-2 that will be focused on refinery maintenance and turnarounds. In August 2025, the CEC adopted resolutions (i) indicating that the CEC will not take further action on a maximum gross gasoline refining margin and penalty for at least five years and (ii) providing refiners with a potential exemption from a maximum gross gasoline refining margin, if a maximum gross gasoline refining margin is implemented prior to the year 2035.
In October 2024, California’s governor signed Assembly Bill No.1 (such statute, together with any regulations contemplated or issued thereunder, “AB X2-1”) into law, authorizing the CEC to require that petroleum refiners maintain a minimum inventory of transportation fuels including the requirement that petroleum refiners plan for resupply during scheduled maintenance. In August 2025, the CEC adopted an order requiring an informational proceeding on minimum inventory requirements and refinery maintenance resupply planning requirements.
To the extent that the CEC establishes a maximum gross gasoline refining margin and imposes a financial penalty for profits above such maximum gross gasoline refining margin or requires that petroleum refiners maintain a minimum inventory of transportation fuels, our financial results and profitability could be adversely affected. Our results of operations, financial performance and safety and maintenance efforts could also be adversely impacted to the extent that restrictions on turnaround and maintenance activities are imposed by the CEC. We cannot reasonably predict the impact that full implementation of SB X1-2 or AB X2-1 will have on our California operations nor can we predict the impact from similarly focused legislation or actions in other jurisdictions in which we operate. The recently adopted legislation in California, and the future enactment of similar legislation in any of the other jurisdictions, could adversely impact our business, financial condition, results of operations and cash flows.

Increased regulation of hydraulic fracturing and other oil and gas production activities could result in reductions or delays in U.S. production of crude oil and natural gas, which could adversely affect our results of operations and financial condition.
While we do not conduct hydraulic fracturing operations, we do provide gathering, treating, processing and fractionation services with respect to natural gas and NGLs produced by our customers as a result of such operations. A range of federal, state and local laws and regulations currently govern or, in some cases, prohibit hydraulic fracturing in some jurisdictions. Stricter laws, regulations and permitting processes may be enacted in the future. If federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing or other oil and gas production activities are enacted or expanded, such efforts could impede oil and gas production, increase producers’ cost of compliance, and result in reduced volumes available for our midstream assets to gather, treat, process and fractionate.
Historic or current operations could subject us to significant legal liability or restrict our ability to operate.
We currently are defending litigation and anticipate we will be required to defend new litigation in the future. Our operations, including those of MPLX, and those of our predecessors could expose us to litigation for alleged damages related to contamination of the environment or personal injuries caused by releases of hazardous substances from our facilities, products liability, consumer credit or privacy laws, product pricing or antitrust laws or any other laws or regulations that apply to our operations. While an adverse outcome in most litigation matters would not be expected to be material to us, in class-action litigation, large classes of plaintiffs may allege damages relating to extended periods of time or other alleged facts and circumstances that could increase the amount of potential damages. Attorneys general and other government officials have in the past and may in the future pursue litigation in which they seek to recover civil damages from companies on behalf of a state or its citizens for a variety of claims, including violation of consumer protection and product pricing laws or natural resources damages. If we are not able to successfully defend such litigation, it may result in liability to our company that could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition to substantial liability, plaintiffs in litigation may also seek injunctive relief which, if imposed, could have a material adverse effect on our future business, financial condition, results of operations and cash flows.
A portion of our workforce is unionized, and we may face labor disruptions that could materially and adversely affect our business, financial condition, results of operations and cash flows.
Approximately 3,800 of our employees are covered by collective bargaining agreements with expiration dates ranging from 2027 to 2031. Approximately 700 of those hourly represented employees in California are covered by collective bargaining agreements that were set to expire on January 31, 2026. The parties agreed to continue those agreements beyond expiration, subject to a 24-hour termination notice by either party, while successor agreements are negotiated and ratified. These agreements may be renewed at an increased cost to us. In addition, we have experienced in the past, and may experience in the future, work stoppages as a result of labor disagreements. Any prolonged work stoppages disrupting operations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
The Shipping Act of 1916 and Merchant Marine Act of 1920 (together, the “Maritime Laws”) generally require that vessels engaged in U.S. coastwise trade be owned by U.S. citizens. Among other requirements to establish citizenship, entities that own such vessels must be owned at least 75 percent by U.S. citizens. If we fail to maintain compliance with the Maritime Laws, we would be prohibited from operating vessels in the U.S. inland waters or otherwise in U.S. coastwise trade. Such a prohibition could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934 (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction. Our Restated Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall be, to the fullest extent permitted by law, the exclusive forum for any action asserting a claim under the Securities Act.
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
Significant acquisitions, including the Northwind Midstream Acquisition and the BANGL Acquisition, will involve the integration of new assets or businesses and may present substantial risks that could adversely affect our business, financial conditions, results of operations and cash flows.
Significant acquisitions, including the Northwind Midstream Acquisition and the BANGL Acquisition, involving the addition of new assets or businesses will present risks, which may include, among others:
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
We are subject to extensive tax liabilities, including federal, state and local income taxes in the United States and in foreign jurisdictions, and, transactional, payroll, franchise, withholding and property taxes. New tax laws and regulations and changes in, interpretations of, and guidance regarding tax laws and regulations, including impacts of the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, Economic Security Act of 2020, the Inflation Reduction Act of 2022, and the One Big Beautiful Bill Act of 2025, could result in increased expenditures by us for tax liabilities in the future and could materially and adversely impact our financial condition, results of operations and cash flows.

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
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management and Strategy
We have processes in place designed to protect our information systems, data, assets, infrastructure, and computing environments from cybersecurity threats and risks while maintaining confidentiality, integrity, and availability. These enterprise-wide processes are based upon policies, practices, and standards that guide us on identifying, assessing, and managing material risks from cybersecurity threats and include, but are not limited to:
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
We engage with external resources to contribute to and provide independent evaluation of our cybersecurity practices, including a periodic assessment of our cybersecurity program that is performed by a third party. Our cybersecurity leadership and operational teams monitor cybersecurity threat intelligence and applicable cybersecurity regulatory requirements in a variety of ways, including by communicating with federal agencies, trade associations, service providers, and other miscellaneous third-party resources. Our management team, through consultation with our Senior Vice President and Chief Digital Officer (“CDO”), Vice President and Chief Information Security Officer (“CISO”), and the Audit Committee of our Board, use the information gathered from these sources to inform long-term cybersecurity investments and strategies which seek to identify cybersecurity threats and protect against, detect, respond to, and recover from cybersecurity incidents.
The information systems, data, assets, infrastructure, and computing environments of our third-party service providers are also at risk of cybersecurity incidents. We manage third-party service provider cybersecurity risks through contract management, evaluation of applicable security control assessments, and third-party risk assessment processes.
As of February 26, 2026, we do not believe that any risks from cybersecurity threats, including as a result of past cybersecurity incidents, have had, or are reasonably likely to have, a material adverse effect on the company, including our business strategy, results of operations, or financial condition. However, there can be no assurance that our cybersecurity processes will prevent or mitigate cybersecurity incidents or threats and that efforts will always be successful. It is possible that cybersecurity incidents may occur and could have a material adverse effect on our business strategy, results of operations, or financial condition. See “Business and Operational Risks--We are increasingly dependent on the performance of our information technology systems and those of our third-party business partners and service providers” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Governance
Our full Board of Directors oversees enterprise-level risks and in conjunction with the Audit Committee of our Board oversees risks from cybersecurity threats as informed through the ERM program. Our CDO and CISO are standing members of the ERM committee, comprised of members of senior management, and as part of the committee, report on and evaluate cybersecurity threats and risk management efforts, as communicated to them by way of their direct reports and the larger cybersecurity team. The CDO and CISO are responsible for assessing and managing risks from cybersecurity threats. The CDO and CISO provide regular cybersecurity briefings to the Board of Directors including the Audit Committee, with a minimum of two briefings per year and additional briefings as needed. The Audit Committee also has direct access to the CDO and CISO and their management teams for other updates on cybersecurity and information security strategy throughout the year. Additionally, the CDO and CISO, from time to time, meet with members of management to discuss cybersecurity risks, strategy and threats.
Our CISO is responsible for implementing the cybersecurity program which is comprised of Cybersecurity GRC (Governance, Risk & Compliance), Cybersecurity Architecture, Engineering & Operations, and a Cyber Fusion Center that includes Threat Intelligence, Vulnerability Management, & Incident Response. Our CISO has more than 30 years of experience in the oil and gas industry and has held various leadership and strategic roles related to information security and related technology, including collectively serving as a chief information security officer for seven years at two publicly traded companies. Our CISO also holds an Executive Master in Cybersecurity degree and a Master of Computer Science degree.
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
REFINING & MARKETING
The table below sets forth the location and crude oil refining capacity for each of our refineries as of December 31, 2025. Refining throughput can exceed crude oil refining capacity due to the processing of other charge and blendstocks in addition to crude oil and the timing of planned turnaround and major maintenance activity.

Refinery	Crude Oil Refining Capacity (mbpcd)
Gulf Coast Region
Galveston Bay, Texas City, Texas	631
Garyville, Louisiana	617
Subtotal Gulf Coast region	1,248
Mid-Continent Region
Catlettsburg, Kentucky	307
Robinson, Illinois	253
Detroit, Michigan	146
El Paso, Texas	133
St. Paul Park, Minnesota	105
Canton, Ohio	100
Mandan, North Dakota	72
Salt Lake City, Utah	70
Subtotal Mid-Continent region	1,186
West Coast Region
Los Angeles, California	365
Anacortes, Washington	119
Kenai, Alaska	68
Subtotal West Coast region	552
Total	2,986

The following table sets forth the approximate number of locations where jobbers maintain branded outlets, marketing fuels mainly under the Marathon and ARCO brands as well as Shell, Mobil, Tesoro and other brands, as of December 31, 2025.

Location	Number of Branded Outlets
Alabama	417
Alaska	54
Arizona	88
California	101
Colorado	12
Connecticut	1
District of Columbia	2
Florida	626
Georgia	530
Idaho	107
Illinois	178
Indiana	682
Iowa	15
Kentucky	531
Louisiana	82
Maryland	67
Massachusetts	1
Mexico	283
Michigan	710
Minnesota	334
Mississippi	159
Missouri	12
Nevada	19
New Jersey	9
New Mexico	45
New York	61
North Carolina	286
North Dakota	126
Ohio	944
Oregon	59
Pennsylvania	97
Rhode Island	3
South Carolina	114
South Dakota	31
Tennessee	401
Texas	14
Utah	93
Virginia	262
Washington	96
West Virginia	155
Wisconsin	72
Wyoming	3
Total	7,882

The Refining & Marketing segment sells transportation fuels through long-term fuel supply contracts to direct dealer locations, primarily under the ARCO brand. The following table sets forth the number of direct dealer locations by state as of December 31, 2025.

Location	Number of Locations
Arizona	69
California	974
Nevada	117
New Mexico	1
Oregon	1
Total	1,162
The following table sets forth details about our Refining & Marketing owned and operated terminals as of December 31, 2025. See the Midstream - MPLX section for information with respect to MPLX owned and operated terminals.

Owned and Operated Terminals	Number of Terminals	Tank Storage Capacity (mbbls)
Light Products Terminals:
Alaska	1	242
New York	1	334
Subtotal light products terminals	2	576
Asphalt Terminals:
Florida	1	263
Indiana	1	122
Kentucky	4	537
Louisiana	1	54
Michigan	1	12
New York	1	417
Ohio	4	2,207
Pennsylvania	1	451
Tennessee	2	480
Subtotal asphalt terminals	16	4,543
Total owned and operated terminals	18	5,119

MIDSTREAM - MPLX
The following table sets forth certain information relating to MPLX’s crude oil and refined products pipeline systems and storage assets as of December 31, 2025.

Pipeline System or Storage Asset	Diameter (inches)	Length (miles)	Capacity
Total crude oil pipeline systems(a)(b)	2" - 42"	5,259	Various
Total refined products pipeline systems(a)(b)(c)	4" - 36"	3,787	Various

Barge Docks (mbpd)			5,104

Storage assets: (mbbls)
Refining Logistics(d)			93,643
Tank Farms			35,456
Caverns			3,632
(a)    Includes approximately 16 miles of crude oil pipeline and 2 miles of refined product pipeline leased from third parties.
(b)    Includes approximately 1,168 miles of inactive crude oil pipeline and 197 miles of inactive refined product pipeline.
(c)    Includes approximately 87 miles and 17 miles of refined product pipelines in which MPLX has partial ownership of 65 percent and 50 percent, respectively.
(d)    Refining logistics assets primarily include tankage. MPLX owns refining logistics assets at the Martinez Renewables joint venture facility with 5,914 mbbls of storage capacity associated with the facility and has entered into terminalling and storage service agreements with the joint venture and its partners to provide services for the facility.
The following table sets forth information regarding the crude oil and refined product pipeline systems which MPLX has an interest in through ownership of its equity method investments as of December 31, 2025.

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
(b)    The investment in W2W Holdings LLC includes MPLX’s 16 percent indirect interest in Wink to Webster Pipeline LLC.

The following table sets forth details about MPLX owned and operated terminals as of December 31, 2025. Additionally, MPLX has partial ownership interest in one terminal.

Owned and Operated Terminals	Number of Terminals	Tank Storage Capacity (mbbls)
Refined Products Terminals:
Alabama	2	443
Alaska	3	1,536
California	8	3,472
Florida	3	2,265
Georgia	4	952
Idaho	3	1,020
Illinois	2	562
Indiana	7	3,689
Kentucky	6	2,606
Louisiana	2	5,469
Michigan	8	2,440
Minnesota	1	13
New Mexico	2	467
North Carolina	3	1,343
North Dakota	1	—
Ohio	12	3,132
Pennsylvania	1	390
South Carolina	1	371
Tennessee	4	1,148
Texas	1	76
Utah	1	41
Washington	4	920
West Virginia	2	1,564
Subtotal light products terminals	81	33,919
Asphalt Terminals
Arizona	3	558
Minnesota	1	—
Nevada(a)	1	274
New Mexico	1	36
Texas	1	206
Subtotal asphalt terminals	7	1,074
Total owned and operated terminals	88	34,993
(a)    MPLX accounts for this terminal as an equity method investment.
The following table sets forth details about MPLX barges and towboats as of December 31, 2025.

Class of Equipment	Number in Class	Capacity (mbbls)
Inland tank barges	320	8,655
Inland towboats	30	N/A

The following tables set forth certain information relating to MPLX’s consolidated and operated joint venture gas processing facilities, fractionation facilities, natural gas gathering systems, NGL pipelines and natural gas pipelines as of and for the year ended December 31, 2025.

Gas Processing Complexes	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput (MMcf/d)(a)	Utilization of Design Capacity(a)
Marcellus Operations	6,520	6,123	94%
Utica Operations	1,325	961	73%
Southwest Operations(b)(c)	2,745	1,904	69%
Southern Appalachia Operations	425	191	45%
Bakken Operations(d)	185	159	86%
Total	11,200	9,338	83%
(a)    Natural gas throughput is the average daily rate based on calendar days, irrespective of days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(b)    The capacity presented above includes MPLX’s proportionate share of Centrahoma Processing LLC’s processing capacity of 550 MMcf/d, as MPLX owns a non-operating 40 percent interest in this joint venture. Actual throughput of 99 MMcf/d representing MPLX’s share of processed volumes is also included and used to compute the utilization presented above.
(c)    The amounts presented above exclude Northwind Delaware Holdings LLC (“Northwind Midstream”) design throughput capacity and treated volumes.
(d)    Includes volumes processed at third-party facilities in the Bakken.

Fractionation Facilities	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)(a)	Utilization of Design Capacity(a)
Marcellus Operations	413	343	83%
Utica Operations(b)	—	—	—%
Southern Appalachia Operations	24	11	46%
Bakken Operations	33	14	42%
Total	470	368	78%
(a)    NGL throughput is the average daily rate based on calendar days, irrespective of days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
(b)    MPLX operates a condensate stabilization facility with a capacity of 23 mbpd and 179 thousand barrels of condensate storage. Actual NGL throughput at this facility was 15 mbpd for the year ended December 31, 2025.

De-ethanization Facilities	Design Throughput Capacity (mbpd)	NGL Throughput (mbpd)(a)	Utilization of Design Capacity(a)
Marcellus Operations	309	267	86%
Utica Operations	40	21	53%
Total	349	288	83%
(a)    NGL throughput is the average daily rate based on calendar days, irrespective of days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.

Natural Gas Gathering Systems	Design Throughput Capacity (MMcf/d)	Natural Gas Throughput (MMcf/d)(a)	Utilization of Design Capacity(a)
Marcellus Operations	1,823	1,526	89%
Utica Operations	3,923	2,672	68%
Southwest Operations(b)	3,445	1,826	56%
Bakken Operations	239	160	67%
Total	9,430	6,184	68%
(a)    Natural gas throughput is the average daily rate based on calendar days, irrespective of days in operation. The utilization of design capacity has been calculated using the weighted average design throughput capacity.
The following table sets forth certain information relating to MPLX’s NGL pipelines as of December 31, 2025.

NGL Pipelines	Diameter (inches)	Length (miles)
Marcellus Operations	6"- 20"	442
Utica Operations	4" - 20"	185
Southern Appalachia Operations	6" - 8"	140
Southwest Operations(a)	4" - 20"	530
Bakken Operations	6" - 12"	104
Total		1,401
(a)    Includes the BANGL Pipeline system, which also owns a 50 percent undivided joint interest in a 323 mile NGL pipeline.
In addition to the MPLX-operated equity method investments included in the above tables, MPLX also has ownership interests in natural gas and NGL pipeline systems through the following entities:

	Diameter (inches)	Length (miles)	Ownership Percentage
Natural Gas Pipelines:
Delaware Basin Residue, LLC(a)	10" - 42"	298	10%
MXP Parent, LLC(b)	36" - 42"	580	10%
WPC Parent, LLC(c)	36" - 42"	541	30%
NGL Pipelines:
Panola Pipeline Company, LLC	8" - 20"	253	15%
(a)    Includes Agua Blanca Pipeline and Carlsbad Gateway Pipeline.
(b)    Includes Matterhorn Express Pipeline.
(c)    Includes MPLX’s indirect interest in Whistler Pipeline as well as its 70 percent indirect ownership in the ADCC Pipeline lateral. Also includes MPLX’s 50 percent indirect interest in Waha Gas Storage, which primarily owns natural gas storage facilities.

MIDSTREAM - MPC-RETAINED ASSETS AND INVESTMENTS
The following table sets forth certain information relating to our crude oil and refined products pipeline systems not owned by MPLX.
As of December 31, 2025, we had partial ownership interests in the following pipeline companies.

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
The following table sets forth details about our ocean vessels as of December 31, 2025.

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
Item 3. Legal Proceedings
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. While it is possible that an adverse result in one or more of the lawsuits or proceedings in which we are a defendant could be material to us, based upon current information and our experience as a defendant in other matters, we believe that these lawsuits and proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. See “Climate Change Litigation,” “Tesoro High Plains Pipeline,” and “Dakota Access Pipeline” of Note 27 in Item 8. Financial Statements and Supplementary Data for additional information regarding Legal Proceedings and other regulatory matters.
ENVIRONMENTAL ENFORCEMENT MATTERS
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

In March 2022, the State of Illinois brought an action in Madison County Circuit Court in Illinois against Marathon Pipe Line LLC, an indirect wholly owned subsidiary of MPLX, asserting various violations and demanding a permanent injunction and civil penalties in connection with a release of crude oil on the Wood River to Patoka 22-inch line near Edwardsville, Illinois. In September 2023, the U.S. Department of Justice and the EPA confirmed they will be pursuing federal enforcement for alleged Clean Water Act violations arising from this incident as well as three pipeline incidents in Illinois and Indiana in 2018, 2020 and 2021. We cannot currently estimate the timing of the resolution of this matter, but do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
On December 18, 2023, the EPA Region 6 issued a Notice of Violation and Opportunity to Confer alleging violations of the National Emission Standard for Benzene Waste Operations at 40 C.F.R. Part 61, Subpart FF (“BWON”) and of the New Source Performance Standards for Volatile Organic Compounds from Petroleum Wastewater Systems at 40 C.F.R. Part 60, Subpart QQQ (“NSPS QQQ”) at our Garyville refinery. On January 10, 2024, the EPA Region 5 issued a Finding of Violation alleging violations of BWON and NSPS QQQ at our St. Paul Park refinery. In addition, the EPA has conducted a compliance inspection at our Anacortes refinery. In February 2024, the EPA published an enforcement alert noting its ongoing efforts to evaluate petroleum refineries’ compliance with BWON and NSPS QQQ. We cannot currently estimate the amount of any civil penalty or the timing of the resolution of these matters, but do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
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
On August 4, 2025, the Washington Department of Ecology (“Washington DOE”) commenced an enforcement action against Tesoro Refining & Marketing Company LLC, a subsidiary of the Company, for allegedly violating provisions of the Washington Hazardous Waste Management Act and associated regulations. We are finalizing resolution of this matter with the Washington DOE and do not believe the final resolution will have a material impact on our consolidated results of operations, financial position or cash flows.
On August 29, 2025, MPLX acquired Northwind Delaware Holdings LLC (“Northwind Midstream”), including its subsidiary Northwind Midstream Partners LLC, which owns and operates a sour gas treating facility in Lea County, New Mexico. We have disclosed to the New Mexico Environment Department (“NMED”) excess air emissions from the facility flares. We initiated discussions with NMED to resolve this matter and have entered into a new owner audit agreement with NMED as result of those discussions. We do not believe any civil penalty will have a material impact on our consolidated results of operations, financial position or cash flows.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE and traded under the symbol “MPC.” As of February 20, 2026, there were approximately 22,111 registered holders of our common stock.
Issuer Purchases of Equity Securities
The following table sets forth a summary of our purchases during the quarter ended December 31, 2025, of equity securities that are registered by MPC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
10/1/2025-10/31/2025	539,086	$185.75	539,086	$5,281
11/1/2025-11/30/2025	2,078,982	194.34	2,078,982	4,877
12/1/2025-12/31/2025	2,622,197	189.14	2,622,197	4,381
Total	5,240,265	190.86	5,240,265

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
EXECUTIVE SUMMARY
Business Update
Our Refining & Marketing segment results for 2025 versus 2024 reflect higher realized refining margins supported by stable demand and by gasoline and distillate inventory levels in the U.S. that were at or below five-year averages. Longer term, global demand growth is expected to outpace the net impact of refining capacity additions and rationalizations through the end of the decade. We anticipate these fundamentals, as well as the U.S. refining industry’s current structural advantages over the rest of the world, will support a constructive environment for U.S. refiners.
Our Midstream segment contributed strong results and continued growth in 2025, benefitting from the expansion of its Permian to Gulf Coast natural gas and NGL value chains with the Northwind Midstream Acquisition and the BANGL Acquisition, progression of long-haul pipeline growth projects and expansion of Gulf Coast fractionation and export facilities. We believe our Midstream business is well positioned and has significant opportunities to support the development plans of its producer customers.
In response to the current business environment, we continue to focus on the following priorities for our business:
Commitment to Safety, Reliability and Sustainability
We remain steadfast in our commitment to safely and reliably operate our assets and protect the health and safety of our employees. We are focused on sustainable structural changes to improve our cost competitiveness while maintaining safe and reliable operations. Our approach to sustainability spans the environmental, social and governance dimensions of our business. That means strengthening resiliency by lowering the carbon intensity and conserving natural resources; innovating for the future by investing in renewables and emerging technologies; and embedding sustainability in decision-making and in how we engage our people and many stakeholders. We have existing targets for reducing Scope 1 & 2 GHG emissions intensity, for lowering methane emissions intensity and for lowering our freshwater withdrawal intensity.
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
Integrated Value Chain Optimization
We are committed to leveraging our value chain so that we are a leader in operational, financial, and sustainability performance. Our goal is to improve value chain optimization with a more integrated and advanced approach to decision making so that each individual asset generates free cash flow back to the business and contributes to shareholder returns. With our investments, we are focused on high returning projects that we believe will enhance the competitiveness of our portfolio, including our investments in sustainable fuels and technologies that lower our carbon intensity as the global energy mix evolves.
Strategic Updates
Midstream Transactions
Divestiture of Rockies Operations
On November 12, 2025, MPLX completed the sale of its Rockies gathering and processing assets (the “Rockies”) to a subsidiary of Harvest Midstream (“Harvest”) for $980 million in cash. The transaction resulted in a gain of $159 million.
See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on the sale of the Rockies.

Northwind Midstream Acquisition
On August 29, 2025, MPLX completed the acquisition of 100 percent of Northwind Midstream for $2.4 billion in cash. Northwind Midstream provides sour gas gathering and treating services in Lea County, New Mexico, which enhances MPLX’s Permian natural gas and NGL value chain. The Northwind Midstream Acquisition was accounted for as a business combination. The Northwind Midstream Acquisition and incremental capital expenditures associated with in-process expansion projects, were financed with a portion of the net proceeds from MPLX's $4.5 billion senior notes issuance in August 2025.
See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on the Northwind Midstream Acquisition.
BANGL, LLC Acquisition
On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL, LLC (“BANGL”) for $703 million cash, plus an earnout provision of up to $275 million based on targeted EBITDA growth from 2026 to 2029. As a result of the BANGL Acquisition, MPLX now owns 100 percent of BANGL and its results are reflected in our Midstream segment within our consolidated financial results. The BANGL Acquisition was accounted for as a business combination, resulting in the recognition of a $484 million gain.
See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on the BANGL Acquisition.
Whiptail Midstream Acquisition
On March 11, 2025, MPLX acquired gathering businesses from Whiptail Midstream, LLC for $235 million in cash (the “Whiptail Midstream Acquisition”). These San Juan basin assets consist primarily of crude and natural gas gathering systems in the Four Corners region. The acquisition was accounted for as a business combination.
See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on the Whiptail Midstream Acquisition.
Sale of Interest in Ethanol Joint Venture
On July 31, 2025, MPC sold its 49.9 percent interest in The Andersons Marathon Holdings LLC (“TAMH”) to The Andersons Ethanol LLC (the “Ethanol Joint Venture Sale”) in exchange for cash proceeds of $427 million. MPC’s investment in TAMH was accounted for as an equity method investment and previously reported in the Refining & Marketing segment. Upon closing, MPC derecognized the carrying value of the equity method investment of $173 million and recorded a gain of $254 million.

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
Select results for continuing operations for 2025 and 2024 are reflected in the following table.

(Millions of dollars)	2025	2024
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$6,138	$5,703
Midstream	6,750	6,544
Renewable Diesel	(110)	(150)
Total reportable segments	$12,778	$12,097

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$12,778	$12,097
Corporate	(822)	(774)
Refining & Renewable Diesel planned turnaround costs	(1,553)	(1,404)
Renewable Diesel JV planned turnaround costs(a)	(18)	(9)
LIFO inventory adjustment	72	161
Gain on sale of assets(b)	897	151
SRE	57	—
Transaction-related costs(c)	(33)	—
Legal settlements	253	—
Depreciation and amortization	(3,251)	(3,337)
Renewable Diesel JV depreciation and amortization(a)	(89)	(89)
Net interest and other financial costs	(1,276)	(839)
Income before income taxes	$7,015	$5,957

Net Income attributable to MPC per diluted share	$13.22	$10.08
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
(b)    2025 includes gains from the BANGL Acquisition, the Ethanol Joint Venture Sale and the Rockies divestiture. 2024 includes the gain resulting from MPLX and its joint venture partner contributing their respective membership interests in Whistler Pipeline, LLC to a newly formed joint venture, WPC Parent, LLC, and issuing a 19 percent voting interest in WPC Parent, LLC to an affiliate of Enbridge Inc. in exchange for the contribution of cash and the Rio Bravo Pipeline project (collectively the “Whistler Joint Venture Transaction”). See Item 8. Financial Statements and Supplementary Data - Note 5 for additional information on these transactions.
(c)    Transaction-related costs include costs associated with the Northwind Midstream Acquisition, the BANGL Acquisition and the Rockies divestiture discussed in Item 8. Financial Statements and Supplementary Data - Note 5.
Net income attributable to MPC increased $602 million, or $3.14 per diluted share, in 2025 compared to 2024. Refer to the Results of Operations section for a discussion of financial results by segment for the three years ended December 31, 2025.
MPLX
We received limited partner distributions of $2.56 billion and $2.27 billion from MPLX during 2025 and 2024, respectively. We owned approximately 647 million MPLX common units at December 31, 2025 with a market value of $34.55 billion based on the December 31, 2025 closing unit price of $53.37. On January 29, 2026, MPLX declared a quarterly cash distribution of $1.0765 per common unit, which was paid February 17, 2026. As a result, MPLX made distributions totaling $1.09 billion to its common unitholders for the fourth quarter of 2025. MPC’s portion of these distributions was approximately $697 million.
During the year ended December 31, 2025, MPLX repurchased approximately 8 million MPLX common units at an average cost per unit of $51.58 and paid approximately $400 million of cash. As of December 31, 2025, $1.12 billion remained available under the authorizations for future repurchases.
See Item 8. Financial Statements and Supplementary Data – Note 4 for additional information on MPLX.

OVERVIEW OF SEGMENTS
Refining & Marketing
Refining & Marketing segment adjusted EBITDA depends largely on our refinery throughputs, Refining & Marketing margin, refining operating costs and distribution costs. Our total refining capacity was 2,986 mbpcd, 2,963 mbpcd and 2,950 mbpcd as of December 31, 2025, 2024 and 2023, respectively.
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

(Millions of dollars)
Blended crack spread sensitivity(a) (per $1.00/barrel change)	$1,125
Sour differential sensitivity(b) (per $1.00/barrel change)	520
Sweet differential sensitivity(c) (per $1.00/barrel change)	520
Natural gas price sensitivity(d) (per $1.00/MMBtu)	360
(a)    Crack spread based on 42 percent MEH, 40 percent WTI and 18 percent ANS with Gulf Coast, Mid-Continent and West Coast product pricing, respectively, and assumes all other differentials and pricing relationships remain unchanged.
(b)    Sour crude oil basket consists of the following crudes: ANS, Argus Sour Crude Index, Maya and Western Canadian Select. We assume approximately 50 percent of the crude processed at our refineries in 2026 will be sour crude.
(c)    Sweet crude oil basket consists of the following crudes: Bakken, Brent, MEH, WTI-Cushing and WTI-Midland. We assume approximately 50 percent of the crude processed at our refineries in 2026 will be sweet crude.
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
•the potential impact of LIFO adjustments; and
•the cost of purchasing RINs in the open market to comply with RFS requirements.
Inventories are stated at the lower of cost or market. Costs of crude oil, refinery feedstocks and refined products are stated under the LIFO inventory costing method and aggregated on a consolidated basis for purposes of assessing if the cost basis of these inventories may have to be written down to market values. At December 31, 2025, market values for refined products exceed their cost basis and, therefore, there is no lower of cost or market inventory valuation reserve at the end of the year. Based on movements of refined product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
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
Our Midstream segment also gathers, treats, processes and transports natural gas and transports, fractionates, stores and markets NGLs. NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond our control. Our Midstream segment profitability is affected by prevailing commodity prices primarily as a result of processing or conditioning at our own or third‑party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index‑related prices and the cost of third‑party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by our producer customers, such prices also affect profitability.
Renewable Diesel
Our Renewable Diesel segment processes renewable feedstocks into renewable diesel, markets and distributes renewable diesel and includes joint ventures that produce soybean oil and renewable diesel.
Inventories are stated at the lower of cost or market. Costs of renewable feedstocks and renewable diesel are stated under the LIFO inventory costing method and aggregated on a consolidated basis, including traditional and renewable products, for purposes of assessing if the cost basis of these inventories may have to be written down to market values. At December 31, 2025, market values for all refined product inventories exceed their cost basis and, therefore, there is no lower of cost or market inventory valuation reserve at the end of the year. Based on movements of renewable product prices, future inventory valuation adjustments could have a negative effect to earnings. Such losses are subject to reversal in subsequent periods if prices recover.
Our Renewable Diesel segment adjusted EBITDA is also affected by changes in operating costs, distribution costs, throughput and certain regulatory credits.

RESULTS OF OPERATIONS
The following discussion includes comments and analysis relating to our results of operations for the years ended December 31, 2025, 2024 and 2023. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data and is intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
Consolidated Results of Operations

(Millions of dollars)	2025	2024	2025 vs. 2024 Variance	2023	2024 vs. 2023 Variance
Revenues and other income:
Sales and other operating revenues	$132,699	$138,864	$(6,165)	$148,379	$(9,515)
Income from equity method investments	1,622	1,048	574	742	306
Net gain on disposal of assets	173	28	145	217	(189)
Other income	728	472	256	969	(497)
Total revenues and other income	135,222	140,412	(5,190)	150,307	(9,895)

Costs and expenses:
Cost of revenues (excludes items below)	119,446	126,240	(6,794)	128,566	(2,326)
Depreciation and amortization	3,251	3,337	(86)	3,307	30
Selling, general and administrative expenses	3,349	3,221	128	3,039	182
Other taxes	885	818	67	881	(63)
Total costs and expenses	126,931	133,616	(6,685)	135,793	(2,177)

Income from continuing operations	8,291	6,796	1,495	14,514	(7,718)
Net interest and other financial costs	1,276	839	437	525	314
Income before income taxes	7,015	5,957	1,058	13,989	(8,032)
Provision for income taxes	1,137	890	247	2,817	(1,927)
Net income	5,878	5,067	811	11,172	(6,105)
Less net income attributable to:
Redeemable noncontrolling interest	—	27	(27)	94	(67)
Noncontrolling interests	1,831	1,595	236	1,397	198
Net income attributable to MPC	$4,047	$3,445	$602	$9,681	$(6,236)
2025 Compared to 2024
Net income attributable to MPC increased $602 million in 2025 compared to 2024, due to the following:
Total revenues and other income decreased $5.19 billion in 2025 compared to 2024 primarily due to:
•decreased sales and other operating revenues of $6.17 billion primarily due to a decrease in average refined product sales prices of $0.18 per gallon, or 8 percent, partially offset by increased refined product sales volumes of 133 mbpd, or 4 percent;
•increased income from equity method investments of $574 million largely due to gains from the BANGL Acquisition of $484 million and the Ethanol Joint Venture Sale of $254 million, partially offset by the absence of the gain on sale of assets of $151 million resulting from the Whistler Joint Venture Transaction in 2024;
•increased net gain on disposal of assets of $145 million mainly due to the $159 million gain on the divestiture of the Rockies operations; and
•increased other income of $256 million largely due to legal settlements of $253 million and higher income on RINs sales, partially offset by lower insurance proceeds.

Total costs and expenses decreased $6.69 billion in 2025 compared to 2024 primarily due to:
•decreased cost of revenues of $6.79 billion primarily due to lower crude oil costs;
•decreased depreciation and amortization of $86 million largely due to major refining assets that were fully depreciated at the end of 2024, partially offset by depreciation from recent acquisitions;
•increased selling, general and administrative expenses of $128 million primarily due to increases in salaries and employee related expenses of $88 million, contract services costs of $39 million and insurance expenses of $24 million, partially offset by the absence of $30 million of expense in 2024 related to decommissioning of non-operating assets; and
•increased other taxes of $67 million largely due to the absence of a property tax appeal settlement of $49 million received in 2024 related to retroactive tax assessments for prior periods.
Net interest and other financial costs increased $437 million largely due to decreased interest income and discount amortization, primarily due to the liquidation of short-term investments that were held in 2024, and increased interest expense, largely due to increased MPLX borrowings, and non-service pension costs. We capitalized interest of $100 million in 2025 and $57 million in 2024. See Item 8. Financial Statements and Supplementary Data – Note 11 for further details.
We recorded combined federal, state and foreign income tax provisions of $1.14 billion and $890 million for the years ended December 31, 2025 and 2024, respectively, which were lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests. See Item 8. Financial Statements and Supplementary Data – Note 12 for further details.
Net income attributable to noncontrolling interests increased $236 million mainly due to an increase in MPLX’s net income.
2024 Compared to 2023
Net income attributable to MPC decreased $6.24 billion in 2024 compared to 2023, due to the following:
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
•decreased net gain on disposal of assets of $189 million mainly due to the $106 million gain on the sale of MPC’s 25 percent interest in South Texas Gateway and $92 million associated with the remeasurement of MPLX’s existing equity investment in MarkWest Torñado GP, L.L.C. (“Torñado”), arising from the acquisition of the remaining 40 percent interest in 2023; and
•decreased other income of $497 million largely due to lower income on RINs sales and lower insurance proceeds.
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
We recorded a combined federal, state and foreign income tax provision of $890 million for the year ended December 31, 2024, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests. We recorded a combined federal, state and foreign income tax provision of $2.82 billion for the year ended December 31, 2023, which was lower than the tax computed at the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes. See Item 8. Financial Statements and Supplementary Data – Note 12 for further details.
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

Our segment adjusted EBITDA for reportable segments was approximately $12.78 billion, $12.10 billion and $19.81 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

Refining & Marketing
The following includes key financial and operating data for 2025, 2024 and 2023.

(a)    Includes intersegment sales to the Midstream segment and sales destined for export.

Refining & Marketing Operating Statistics	2025	2024	2023
Net refinery throughput (mbpd)	2,989	2,922	2,903
Refining & Marketing margin per barrel(a)(b)	$16.87	$16.01	$23.00
Less:
Refining operating costs per barrel(c)	5.59	5.34	5.31
Distribution costs per barrel(d)	5.67	5.48	5.33
LIFO inventory adjustment	0.07	0.10	(0.15)
Other per barrel(e)	(0.09)	(0.24)	(0.43)
Refining & Marketing adjusted EBITDA per barrel	$5.63	$5.33	$12.94

Refining planned turnaround costs per barrel	$1.39	$1.31	$1.11
Depreciation and amortization per barrel	1.49	1.65	1.72
Per barrel fees paid to MPLX included in distribution costs above	3.69	3.70	3.62
(a)    Sales revenue less cost of refinery inputs and purchased products, divided by net refinery throughput.
(b)    See “Non-GAAP Measures” section for reconciliation and further information regarding this non-GAAP measure.
(c)    Refining operating costs exclude planned turnaround and depreciation and amortization expense.
(d)    Distribution costs exclude depreciation and amortization expense.
(e)    Includes income (loss) from equity method investments, net gain (loss) on disposal of assets and other income.

The following table presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet the EPA renewable volume obligations for attributable products under the Renewable Fuel Standard.

Benchmark spot prices (dollars per gallon)	2025	2024	2023
Chicago CBOB unleaded regular gasoline	$1.92	$2.14	$2.33
Chicago ultra-low sulfur diesel	2.17	2.32	2.61
USGC CBOB unleaded regular gasoline	1.91	2.13	2.34
USGC ultra-low sulfur diesel	2.22	2.36	2.72
LA CARBOB	2.31	2.46	2.81
LA CARB diesel	2.36	2.44	2.91

Market Indicators (dollars per barrel)
WTI	$64.73	$75.76	$77.60
MEH	65.87	77.35	79.08
ANS	69.72	80.31	82.41
Crack Spreads
Mid-Continent WTI 3-2-1	$13.92	$14.09	$18.61
USGC MEH 3-2-1	12.70	11.75	17.49
West Coast ANS 3-2-1	22.13	19.03	30.11
Blended 3-2-1(a)	14.89	14.03	20.46

Crude Oil Differentials
Sweet	$(0.73)	$(1.09)	$(0.48)
Sour	(2.76)	(4.45)	(6.31)
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

2025 Compared to 2024
Refining & Marketing segment revenues decreased $7.45 billion primarily due to a decrease in average refined product sales prices of $0.18 per gallon, partially offset by increased refined product sales volumes of 133 mbpd.
Refinery crude oil capacity utilization was 94 percent during 2025 and net refinery throughput increased 67 mbpd in 2025.
Refining & Marketing segment adjusted EBITDA increased $435 million primarily driven by increased per barrel margins and increased refined product sales volumes.
Refining & Marketing margin was $16.87 per barrel for 2025 compared to $16.01 per barrel for 2024. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $300 million on Refining & Marketing margin, primarily due to higher crack spreads, partially offset by narrower sour and sweet crude oil differentials. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effects of market structure on our crude oil acquisition prices, RIN prices on the crack spread and other items like refinery yields and other feedstock variances, direct dealer fuel margin, and for 2025, a LIFO inventory adjustment of $82 million and for 2024, a LIFO inventory adjustment of $106 million. These factors had an estimated net positive impact on Refining & Marketing segment adjusted EBITDA of approximately $1.0 billion in 2025 compared to 2024.
We purchase RINs to satisfy a portion of our RFS compliance. Our expenses associated with purchased RINs were $1.33 billion in 2025 and $1.07 billion in 2024 and are included in Refining & Marketing margin. The increase in 2025 was primarily due to increased obligated volumes and RINs prices, partially offset by higher RINs generated and acquired from our Martinez Renewables JV. In addition, MPC was granted an SRE for one of our refineries for 50 percent of the renewable volume obligation for the 2024 compliance year. There is an additional credit for the closed 2023 compliance year recognized in items not allocated to the segments.
For the year ended December 31, 2025, refining operating costs, excluding depreciation and amortization, were $6.10 billion. This was an increase of $385 million, compared to the year ended December 31, 2024, largely due to higher energy and maintenance and repair costs and the absence of a property tax appeal settlement received in 2024 related to retroactive tax assessments for prior periods.
Distribution costs, excluding depreciation and amortization, were $6.19 billion and $5.86 billion for 2025 and 2024, respectively, and include fees paid to MPLX of $4.03 billion and $3.95 billion for 2025 and 2024, respectively. On a per barrel basis, distribution costs, excluding depreciation and amortization, increased $0.19 primarily due to an increase in logistics fees including third party marine, pipeline and terminalling costs.
Refining planned turnaround costs increased $117 million, or $0.08 per barrel, due to the scope and timing of turnaround activity.
Other income decreased by $0.15 per barrel largely due to lower insurance proceeds in 2025.
2024 Compared to 2023
Refining & Marketing segment revenues decreased $10.21 billion primarily due to a decrease in average refined product sales prices of $0.24 per gallon, partially offset by increased refined product sales volumes of 75 mbpd.
Refinery crude oil capacity utilization was 92 percent during 2024 and net refinery throughput increased 19 mbpd in 2024.
Refining & Marketing segment adjusted EBITDA decreased $8.0 billion primarily driven by decreased per barrel margins.
Refining & Marketing margin was $16.01 per barrel for 2024 compared to $23.00 per barrel for 2023. Refining & Marketing margin is affected by the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net negative impact of approximately $7 billion on Refining & Marketing margin, primarily due to lower crack spreads. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effects of market structure on our crude oil acquisition prices, RIN prices on the crack spread and other items like refinery yields and other feedstock variances, direct dealer fuel margin, and for 2024, a LIFO inventory adjustment of $106 million and for 2023, a LIFO inventory adjustment of $157 million. These factors had an estimated net negative impact on Refining & Marketing segment adjusted EBITDA of approximately $200 million in 2024 compared to 2023.
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
Refining planned turnaround costs increased $216 million, or $0.20 per barrel, due to the scope and timing of turnaround activity.
Other income decreased by $0.19 per barrel mainly due to lower insurance proceeds in 2024.
Supplemental Refining & Marketing Statistics

	2025	2024	2023
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	94	92	92

Refinery throughputs (mbpd):
Crude oil refined	2,787	2,714	2,677
Other charge and blendstocks	202	208	226
Net refinery throughput	2,989	2,922	2,903

Sour crude oil throughput percent	45	44	44
Sweet crude oil throughput percent	55	56	56

Refined product yields (mbpd):
Gasoline	1,499	1,490	1,526
Distillates	1,093	1,070	1,037
Propane	67	67	66
NGLs and petrochemicals	195	192	182
Heavy fuel oil	90	59	52
Asphalt	79	81	80
Total	3,023	2,959	2,943

Refined product export sales volumes (mbpd)(b)	401	402	363
(a)    Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)    Represents fully loaded export cargoes for each time period. These sales volumes are included in the total sales volumes amounts.

Midstream
The following includes key financial and operating data for 2025, 2024 and 2023.

Midstream Sales and Other Operating Revenues
2025
$5,628
$5,906
$11,534
2024
$5,197
$5,797
$10,994
2023
$4,911
$5,597
$10,508
In millions
Third Party
Intersegment - Refining & Marketing

(a)    On owned common-carrier pipelines, excluding equity method investments.
(b)    Includes operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for partnership-operated equity method investments.

Benchmark Prices	2025	2024	2023
Natural Gas NYMEX HH (per MMBtu)	$3.63	$2.41	$2.66
C2 + NGL Pricing (per gallon)(a)	$0.79	$0.84	$0.69
(a)    For 2025 and 2024, C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline. For 2023, C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 35 percent ethane, 35 percent propane, six percent Iso-Butane, 12 percent normal butane and 12 percent natural gasoline.
2025 Compared to 2024
Midstream segment adjusted EBITDA increased $206 million, which includes contributions from recent acquisitions, primarily $59 million related to the BANGL Acquisition and $15 million related to the Whiptail Midstream Acquisition, partially offset by $17 million resulting from the divestiture of the Rockies operations. Additionally, sales and operating revenues increased $540 million resulting from higher rates and throughputs and a $37 million non-recurring benefit associated with a customer agreement, partially offset by higher operating expenses.
2024 Compared to 2023
Midstream segment adjusted EBITDA increased $373 million. Sales and operating revenues increased $486 million mainly due to rate escalations, contributions from recently acquired assets and higher natural gas gathering and processing volumes. Income from equity method investments increased approximately $35 million.

Renewable Diesel
The following includes key financial and operating data for 2025, 2024 and 2023.

(a)    Includes intersegment sales to the Refining & Marketing segment.
(b    Includes Dickinson facility production and purchased product from our Martinez Renewables joint venture.

2025 Compared to 2024
Renewable Diesel segment revenues increased $726 million primarily due to increased sales volume of 187 thousand gallons per day. Renewable Diesel segment adjusted EBITDA increased $40 million as lower product margins were more than offset by an increase in utilization of our facilities, higher regulatory benefit and increased income from equity method investments. Reduced production capacity in 2024 due to an event at the refinery in late 2023 resulted in lower throughput and impacted margins. Renewable Diesel margins were $151 million in 2025 and $186 million in 2024.
See “Non-GAAP Financial Measures” section for reconciliation of Renewable Diesel margin.
2024 Compared to 2023
Renewable Diesel segment revenues increased $440 million primarily due to increased sales volume of 419 thousand gallons per day. Renewable Diesel segment adjusted EBITDA decreased $86 million as reduced production capacity in 2024 due to an event at the refinery in late 2023 resulted in lower throughput and impacted margins. The lower renewable diesel margins, which were $186 million in 2024 and $304 million in 2023, were partially offset by increased income from equity method investments of $129 million.
See “Non-GAAP Financial Measures” section for reconciliation of Renewable Diesel margin.

Corporate

(millions of dollars)	2025	2024	2023
Corporate(a)	$(927)	$(864)	$(837)
(a)    Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $105 million, $90 million and $100 million for the years ended December 31, 2025, 2024 and 2023, respectively.
2025 Compared to 2024
Corporate expenses increased $63 million in 2025 compared to 2024 largely due to an increase in contract services of $52 million.
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

(millions of dollars)	2025	2024	2023
Items not allocated to segments:
Gain on sale of assets	$897	$151	$198
SRE	57	—	—
Transaction-related costs	(33)	—	—
Legal settlements	253	—	—
Total items not allocated to segments	$1,174	$151	$198
2025 Compared to 2024
In 2025, total items not allocated to segments of $1.17 billion primarily includes gain on sale of assets of $897 million, which includes gains from the BANGL Acquisition of $484 million, the Ethanol Joint Venture Sale of $254 million and the divestiture of the Rockies operations of $159 million. See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on these transactions. In addition, items not allocated to segments in 2025 includes legal settlements of $253 million and the 2023 compliance year SRE credit, partially offset by transaction costs related to Midstream acquisitions during the year. In 2024, items not allocated to segments includes a $151 million gain resulting from the Whistler Joint Venture Transaction.
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

Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

(Millions of dollars)	2025	2024	2023
Refining & Marketing segment adjusted EBITDA	$6,138	$5,703	$13,705
Plus (Less):
Depreciation and amortization	(1,627)	(1,767)	(1,822)
Refining planned turnaround costs	(1,514)	(1,397)	(1,181)
LIFO inventory adjustment	82	106	(157)
Selling, general and administrative expenses	2,632	2,472	2,443
Income from equity method investments	(9)	(57)	(66)
Net (gain) loss on disposal of assets	2	(1)	(2)
Other income	(347)	(342)	(870)
Refining & Marketing gross margin	5,357	4,717	12,050
Plus (Less):
Operating expenses (excluding depreciation and amortization)	11,970	11,321	10,833
Depreciation and amortization	1,627	1,767	1,822
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(289)	(425)	(45)
Other taxes included in Refining & Marketing margin	(261)	(259)	(288)
Refining & Marketing margin	$18,404	$17,121	$24,372
(a)    Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.

Renewable Diesel Margin
Renewable Diesel margin is defined as sales revenue plus value attributable to qualifying regulatory credits earned during the period less cost of renewable inputs and purchased products. We use and believe our investors use this non-GAAP financial measure to evaluate our Renewable Diesel segment’s operating and financial performance. This measure should not be considered a substitute for, or superior to, Renewable Diesel gross margin or other measures of financial performance prepared in accordance with GAAP, and our calculation thereof may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Renewable Diesel segment adjusted EBITDA to Renewable Diesel gross margin and Renewable Diesel margin

(Millions of dollars)	2025	2024	2023
Renewable Diesel segment adjusted EBITDA	$(110)	$(150)	$(64)
Plus (Less):
Depreciation and amortization	(69)	(75)	(65)
Renewable Diesel JV depreciation and amortization(a)	(89)	(89)	(65)
Renewable Diesel planned turnaround costs	(39)	(7)	(20)
Renewable Diesel JV planned turnaround costs(a)	(18)	(9)	(25)
LIFO inventory adjustment	(10)	55	12
Selling, general and administrative expenses	35	59	61
(Income) loss from equity method investments	(82)	(70)	59
Net gain on disposal of assets	—	—	(1)
Other income	(33)	—	(1)
Renewable Diesel gross margin	(415)	(286)	(109)
Plus (Less):
Operating expenses (excluding depreciation and amortization)	412	312	284
Depreciation and amortization	69	75	65
Martinez JV depreciation and amortization	85	85	64
Renewable Diesel margin	$151	$186	$304
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our cash and cash equivalents balance was $3.67 billion at December 31, 2025, compared to $3.21 billion at December 31, 2024. Net cash provided by (used in) operating activities, investing activities and financing activities for the past three years is presented in the following table.

(Millions of dollars)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$8,253	$8,665	$14,117
Investing activities	(5,867)	1,534	(3,095)
Financing activities	(1,924)	(12,434)	(14,207)
Total increase (decrease) in cash	$462	$(2,235)	$(3,185)
Operating Activities
Net cash provided by operating activities decreased $412 million in 2025 compared to 2024, primarily due to an unfavorable change in working capital of $955 million, partially offset by an increase in operating results. Net cash provided by operating activities decreased $5.45 billion in 2024 compared to 2023, primarily due to a decrease in operating results partially offset by a favorable change in working capital of $105 million. The above changes in working capital exclude changes in short-term debt.
For 2025, changes in working capital were a net $485 million use of cash, primarily due to the effect of decreases in energy commodity prices, partially offset by increases in volumes at the end of the year on working capital. Accounts payable decreased primarily due to decreases in crude oil prices, partially offset by increases in crude oil volumes. Current receivables decreased primarily due to decreases in crude oil and refined product prices and income tax receivables, partially offset by an increase in crude oil volumes. Inventories increased primarily due to increases in materials and supplies and refined product inventories. Additionally, working capital was favorably impacted by changes in current liabilities and other current assets.
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
Investing Activities
Net cash used in investing activities was $5.87 billion in 2025 and $3.10 billion in 2023, compared to net cash provided by investing activities of $1.53 billion in 2024.
•Short-term investments were liquidated in the fourth quarter of 2024 and, therefore, there was no activity related to short-term investments in 2025. In 2024, the change in net cash provided was primarily due to maturities and sales of short-term investments of $4.53 billion and $3.30 billion, respectively, partially offset by purchases of short-term investments of $2.95 billion. The cash provided by maturities and sales of short-term investments was primarily used to fund our return of capital initiatives.
•In 2023, the change in net cash used was primarily due to purchases of short-term investments of $8.62 billion, partially offset by maturities and sales of short-term investments of $5.05 billion and $2.08 billion, respectively. The cash provided by maturities and sales of short-term investments was primarily used to fund our return of capital initiatives announced as part of the Speedway sale.
•Cash used for additions to property, plant and equipment was $3.49 billion in 2025, compared to $2.53 billion in 2024 and $1.89 billion in 2023. See the “Capital Requirements” section for additional information on our capital investment plan.
•Cash used for acquisitions was $3.32 billion in 2025 and $688 million in 2024 largely due to acquisitions in our Midstream segment, including $2.4 billion for the Northwind Midstream Acquisition, $703 million for the BANGL Acquisition and $235 million for the Whiptail Midstream Acquisition. Cash used for acquisitions in 2024 included $625 million of cash to purchase additional ownership interests in existing Midstream joint ventures and gathering assets. Cash used for acquisitions was $246 million in 2023 due to MPLX’s acquisition of the remaining interest in a gathering and processing joint venture for approximately $270 million, offset by cash acquired of $24 million.
•Cash used in net investments was $343 million in 2025, $348 million in 2024 and $205 million in 2023. In 2025, investments mainly included contributions to Midstream equity method investments, partially offset by proceeds from the Ethanol Joint Venture Sale and a return of capital of $150 million related to a Midstream joint venture. In 2024, investments primarily included a return of capital of $134 million related to the Whistler Joint Venture Transaction which was more than offset by Midstream equity method investments, including a $92 million contribution made in March 2024 for the repayment of MPLX’s share of the Dakota Access joint venture’s debt due in 2024. In 2023, investments primarily included the Martinez Renewables joint venture and the acquisition of a 49.9 percent equity interest in LF Bioenergy for approximately $56 million, partially offset by cash received from the sale of MPC’s 25 percent interest in South Texas Gateway.
•Cash provided by disposal of assets totaled $1.01 billion, $35 million and $36 million in 2025, 2024 and 2023, respectively, primarily due to the divestiture of the Rockies operations in 2025, the sale of Corporate and Refining & Marketing assets in 2024 and the sale of Midstream assets in 2023.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment to total capital expenditures and investments follows for each of the last three years.

(Millions of dollars)	2025	2024	2023
Additions to property, plant and equipment per consolidated statements of cash flows	$3,486	$2,533	$1,890
Increase in capital accruals	143	34	184
Total capital expenditures	3,629	2,567	2,074
Investments in equity method investees	1,064	509	480
Total capital expenditures and investments	$4,693	$3,076	$2,554
Financing Activities
Financing activities were a use of cash of $1.92 billion in 2025, $12.43 billion in 2024 and $14.21 billion in 2023.

•During 2025, MPLX issued $6.5 billion aggregate principal amount of senior notes and repaid $1.70 billion aggregate principal amount of senior notes and MPC issued $2.0 billion in aggregate principal amount of senior notes and repaid $1.250 billion in aggregate principal amount of senior notes.
•During 2024, MPLX issued $1.65 billion aggregate principal amount of 5.50 percent senior notes due June 2034 and used the proceeds to repay $1.15 billion aggregate principal amount of senior notes. MPC repaid $750 million aggregate principal amount of senior notes that matured September 2024.
•During 2023, MPLX issued $1.6 billion of senior notes and used the proceeds to redeem $1.0 billion of senior notes and all of its outstanding Series B preferred units for $600 million.
•Cash used in common stock repurchases totaled $3.49 billion in 2025, $9.19 billion in 2024 and $11.57 billion in 2023. See the “Capital Requirements” section for further discussion of our stock repurchases.
•Cash used in dividend payments totaled $1.14 billion in 2025, $1.15 billion in 2024 and $1.26 billion in 2023. Dividends per share were $3.73 in 2025, $3.39 in 2024 and $3.08 in 2023. The decreases in 2025 and 2024 are primarily due to share repurchases, partially offset by increases in per share dividends.
•Cash used in distributions to noncontrolling interests totaled $1.51 billion in 2025, $1.38 billion in 2024 and $1.28 billion in 2023 due to distributions to MPLX common and preferred public unitholders.
•Cash used in repurchases of noncontrolling interests totaled $400 million in 2025 and $326 million in 2024 due to MPLX’s repurchases of its common units. There were no repurchases of noncontrolling interests in 2023. See the “Capital Requirements” section for further discussion of MPLX’s unit repurchases.
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
Our liquidity, excluding MPLX, totaled $6.63 billion at December 31, 2025 consisting of:

	December 31, 2025
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	—	100
Total	$5,100	$—	$1	$5,099
Cash and cash equivalents and short-term investments(b)				1,535
Total liquidity				$6,634
(a)    The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.
(b)    Excludes $2.14 billion of MPLX cash and cash equivalents.
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
On February 10, 2025, MPC issued $2.0 billion aggregate principal amount of senior notes in an underwritten public offering (“2025 Senior Notes Offering”), consisting of:
•$1.1 billion aggregate principal amount of 5.150 percent senior notes due March 2030; and
•$900 million aggregate principal amount of 5.700 percent senior notes due March 2035.
The 2025 Senior Note Offering replaced the $750 million aggregate principal amount of 3.625 percent senior notes that matured in September 2024 and was used to repay the $1.250 billion aggregate principal amount of 4.700 percent senior notes at maturity on May 1, 2025.

We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At December 31, 2025, we had no borrowings outstanding under the commercial paper program.
MPC’s bank revolving credit facility and trade receivables facility contain representations and warranties, affirmative and negative covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of December 31, 2025, we were in compliance with such covenants and restrictions. See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of MPC’s revolving bank credit facility, trade receivables facility and related covenants and restrictions.
Our intention is to maintain an investment-grade credit profile. As of January 31, 2026, the credit ratings on our senior unsecured debt are as follows.

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
See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of our debt.
MPLX
MPLX’s liquidity totaled $5.64 billion at December 31, 2025 consisting of:

	December 31, 2025
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX bank revolving credit facility	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				2,137
Total liquidity				$5,637
On February 18, 2025, MPLX repaid all of MPLX's outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025 at maturity.
On March 10, 2025, MPLX issued $2.0 billion in aggregate principal amount of senior notes in an underwritten public offering (“March 2025 MPLX Senior Notes”), consisting of:
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

On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million principal amount of debt outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition. See Item 8. Financial Statements and Supplementary Data – Note 5 for additional information on this transaction.
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
MPLX used a portion of the net proceeds from the August 2025 MPLX Senior Notes Offering to fund the Northwind Midstream Acquisition and incremental capital expenditures associated with in-process expansion projects, including the payment of related fees and expenses, and to increase cash and cash equivalents following the recently completed BANGL Acquisition and BANGL Debt Repayment. The remainder of the net proceeds from the August 2025 MPLX Senior Notes Offering were used for general partnership purposes.
On February 12, 2026, MPLX issued $1.5 billion aggregate principal amount of senior notes in an underwritten public offering, consisting of $1.0 billion aggregate amount of 5.300 percent senior notes due April 2036 and $500 million aggregate principal amount of 6.100 percent senior notes due April 2056. MPLX intends to use the net proceeds from this offering to repay MPLX’s outstanding $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 at maturity. Pending final use, MPLX may invest the proceeds in short-term marketable securities or other investments.
MPLX’s bank revolving credit facility contains representations and warranties, covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of December 31, 2025, we were in compliance with such covenants and restrictions. See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of MPLX’s bank revolving credit facility and related covenants and restrictions.
Our intention is to maintain an investment-grade credit profile for MPLX. As of January 31, 2026, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
See Item 8. Financial Statements and Supplementary Data – Note 19 for further discussion of MPLX’s debt.
Capital Requirements
Capital Spending
MPC’s capital investment outlook for 2026 totals approximately $1.5 billion for capital projects and investments, excluding capitalized interest, potential acquisitions, if any, and MPLX’s capital investment plan. MPC’s 2026 capital investment outlook includes all of the planned capital spending for Refining & Marketing, Renewable Diesel and Corporate as well as a portion of the planned capital investments for Midstream. The remainder of the planned capital spending for Midstream reflects the capital investment plan for MPLX. We continuously evaluate our capital plan and make changes as conditions warrant. The 2026 capital investment outlook for MPC and MPLX and capital expenditures and investments for each of the last three years are summarized by segment below.

(Millions of dollars)	2026 Outlook	2025	2024	2023
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$1,410	$1,580	$1,445	$998
Midstream - Other	40	25	7	2
Renewable Diesel	—	19	8	313
Corporate and Other(b)	50	25	63	83
Total MPC, excluding MPLX	$1,500	$1,649	$1,523	$1,396

Midstream - MPLX(c)(d)	$2,700	$2,950	$1,497	$1,103
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes capitalized interest of $94 million, $56 million and $55 million for 2025, 2024 and 2023, respectively. The 2026 capital investment plan excludes capitalized interest.
(c)    The 2026 capital investment outlook for Midstream - MPLX excludes $260 million of capital expenditures, which is expected to be incurred primarily by MPC and other MPLX customers on MPLX’s behalf. This reimbursable capital will be included in the 2026 MPC Midstream capital expenditures.
(d)    Includes reimbursable capital of $168 million, $163 million and $196 million for 2025, 2024 and 2023, respectively.
Refining & Marketing
The Refining & Marketing segment’s forecasted 2026 capital spending and investments is approximately $1.41 billion. This amount includes approximately $710 million for Refining value enhancing capital projects and $250 million for Marketing investments to strengthen our retail portfolio. Our capital investment outlook for Refining includes continued high-return investments at its Galveston Bay, Robinson, El Paso, and Garyville refineries. In addition to these multi-year investments, we are executing shorter-term projects that offer high returns through margin enhancement and cost reduction. Our capital investment outlook for Marketing includes continuing to expand the reach and presence of our branded stations in support of strong value capture. Refining maintenance capital is expected to be approximately $450 million, which is essential to maintain the safety, integrity and reliability of our assets.
Major capital projects completed over the last three years have focused on refinery optimization, production of higher value products, increased capacity to upgrade residual fuel oil and expanded export capacity. We executed on projects such as the STAR project at our Galveston Bay refinery, the utility modernization project at the Los Angeles refinery and projects expected to reduce future operating costs.
Midstream
MPLX’s capital investment outlook totals approximately $2.7 billion, net of reimbursements and excluding capitalized interest and potential acquisitions, if any, and includes approximately $2.4 billion of growth capital and $300 million of maintenance capital. MPLX’s growth capital plans are focused on expanding its Permian to Gulf Coast integrated value chain, progressing long-haul pipeline growth projects to support producer activity, and investing in new gas processing plants in the Marcellus and Permian. The remainder of its capital plan targets debottlenecking of existing assets to meet customer demand.
Major capital projects over the last three years included investments for the development of natural gas and natural gas liquids infrastructure to support MPLX’s producer customers, primarily in the Marcellus, Utica and Permian regions and development of various crude oil and refined petroleum products infrastructure projects.
The remaining Midstream segment’s capital investment outlook, excluding MPLX, is approximately $40 million.
Renewable Diesel
There is no major forecasted 2026 capital spending and investments for the Renewable Diesel segment. Major projects over the last three years included investments in the Martinez Renewables joint venture and the Green Bison Soy Processing joint venture.
Corporate and Other
The 2026 capital forecast includes approximately $50 million to support corporate and other activities. Major projects over the last three years included upgrades to information technology systems.

Share Repurchases
From January 1, 2012 through December 31, 2025, our board of directors approved $60.05 billion in total share repurchase authorizations and we have repurchased a total of $55.67 billion of our common stock. As of December 31, 2025, MPC had $4.38 billion remaining under its share repurchase authorization. The table below summarizes our total share repurchases for the last three years. See Item 8. Financial Statements and Supplementary Data – Note 9 for further discussion of the share repurchase plans.

(In millions, except per share data)	2025	2024	2023
Number of shares repurchased	21	53	89
Cash paid for shares repurchased(a)	$3,399	$9,077	$11,572
Average cost per share(b)	$163.64	$171.68	$131.27
(a)    2025 excludes $89 million paid in 2025 for excise tax on 2024 share repurchases. 2024 excludes $112 million paid in 2024 for excise tax on 2023 share purchases.
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
MPLX Unit Repurchases
The table below summarizes MPLX’s total unit repurchases for the last three years.

(In millions, except per unit data)	2025	2024	2023
Number of common units repurchased	8	8	—
Cash paid for common units repurchased	$400	$326	$—
Average cost per unit	$51.58	$43.04	$—
As of December 31, 2025, MPLX had approximately $1.12 billion remaining under its unit repurchase authorizations. The repurchase authorizations have no expiration date.
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
See Item 8. Financial Statements and Supplementary Data – Note 4 for further discussion of the MPLX unit repurchase program.
Material Cash Commitments
Contractual Obligations
We have purchase commitments primarily consisting of obligations to purchase and transport crude oil and feedstocks used in our refining operations. As of December 31, 2025, we had purchase obligations for crude oil, NGLs and renewable feedstocks of $12.04 billion, with $10.15 billion payable within 12 months, and crude oil transportation obligations of $8.87 billion, with $875 million payable within 12 months. These contracts include variable price arrangements. For purposes of this disclosure, we have estimated prices to be paid primarily based on futures curves for the commodities to the extent available. Our contractual obligations do not include our contractual obligations to MPLX under various fee-based commercial agreements as these transactions are eliminated in the consolidated financial statements.
At December 31, 2025, our contractual commitment under contracts to acquire property, plant and equipment was $453 million, with $446 million payable within 12 months.
At December 31, 2025, we had an aggregate principal amount of outstanding senior notes of $32.45 billion, with $2.25 billion payable within 12 months, and interest on the debt of $21.62 billion, with $1.56 billion payable within 12 months. See Item 8. Financial Statements and Supplementary Data – Note 19 for additional information on our debt. We intend to repay the short-term maturities with existing cash on hand and/or with the proceeds of new long-term debt, depending on, among other things, market conditions.
Our other contractual obligations primarily consist of pension and post-retirement obligations, finance and operating leases and environmental credits liabilities, for which additional information is included in Item 8. Financial Statements and Supplementary Data – Notes 24, 26 and 22, respectively.

Other Cash Commitments
On January 30, 2026, we announced our board of directors approved a $1.00 per share dividend, payable March 10, 2026 to shareholders of record at the close of business on February 18, 2026.
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
Our environmental expenditures, including non-regulatory expenditures, for each of the last three years were:

(Millions of dollars)	2025	2024	2023
Capital	$706	$543	$236
Compliance:(a)
Operating and maintenance	1,381	1,390	1,191
Remediation(b)	49	56	49
Total	$2,136	$1,989	$1,476
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
Our environmental capital expenditures accounted for 20 percent, 22 percent and 12 percent of capital expenditures for 2025, 2024 and 2023, respectively, excluding acquisitions. Our environmental capital expenditures are expected to be approximately $183 million, or 4 percent, of total planned capital expenditures in 2026. Actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.
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
Goodwill Impairment Assessments
Unlike long-lived assets, goodwill must be tested for impairment at least annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. We have seven reporting units, five of which have goodwill allocated to them. A goodwill impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, without exceeding the recorded amount of goodwill.
At December 31, 2025, MPC had five reporting units with goodwill totaling approximately $9.35 billion. For the annual impairment assessment as of November 30, 2025, management performed only qualitative assessments for all five reporting units as we determined it was more likely than not that the fair values of the reporting units exceeded their carrying values. See Item 8. Financial Statements and Supplementary Data – Note 16 for additional information relating to our reporting units and goodwill.
Equity Method Investment Impairment Assessment
Equity method investments are assessed for impairment whenever factors indicate an other than temporary loss in value. Factors providing evidence of such a loss include the fair value of an investment that is less than its carrying value, absence of an ability to recover the carrying value or the investee’s inability to generate income sufficient to justify our carrying value. At December 31, 2025, we had $6.80 billion of investments in equity method investments recorded on our consolidated balance sheet.
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

The fair value of assets and liabilities, including contingent consideration, as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future volumes and associated cash flows, and apply an appropriate discount rate; the cost approach, which may require estimates of replacement costs, reproduction costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
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
Of the assumptions used to measure the year-end obligations and estimated annual net periodic benefit cost, the discount rate has the most significant effect on the periodic benefit cost reported for the plans. Decreasing the discount rates of 5.50 percent for our pension plans and 5.20 percent for our other postretirement benefit plans by 0.25 percent would increase pension obligations and other postretirement benefit plan obligations by $75 million and $15 million, respectively, would increase defined benefit pension expense by $11 million, and would decrease other postretirement benefit plan expense and by less than $1 million.
The long-term asset rate of return assumption considers the asset mix of the plans (currently targeted at approximately 50 percent equity securities and 50 percent fixed income securities for the primary funded pension plan), past performance and other factors. Certain components of the asset mix are modeled with various assumptions regarding inflation and returns. In addition, our long-term asset rate of return assumption is compared to those of other companies and to historical returns for reasonableness. We used the 7.10 percent long-term rate of return to determine our 2025 defined benefit pension expense. After evaluating activity in the capital markets, along with the current and projected plan investments, we decreased the asset rate of return for our primary plan to 6.90 percent effective for 2026. Decreasing the 7.10 percent asset rate of return assumption by 0.25 percentage points would increase our defined benefit pension expense by $5 million.
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
We are exposed to market risks related to the volatility of crude oil and refined petroleum products, ethanol, renewable feedstock, renewable products, NGLs, and natural gas prices. We employ various strategies, including the use of commodity derivative instruments, to hedge the risks related to these price fluctuations. We are also exposed to market risks related to changes in interest rates and foreign currency exchange rates. As of December 31, 2025, we did not have any financial derivative instruments to hedge the risks related to interest rate or foreign currency exchange rate fluctuations; however, we have used them in the past, and we continually monitor the market and our exposure and may enter into these agreements again in the future. We are at risk for changes in fair value of all of our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction.
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
Open Derivative Positions and Sensitivity Analysis
The following table includes the composition of net losses/gains on our commodity derivative positions for the years ended December 31, 2025 and 2024, respectively.

(Millions of dollars)	2025	2024
Realized loss on settled derivative positions	$(52)	$(94)
Unrealized gain on open net derivative positions	28	3
Net loss	$(24)	$(91)
See Item 8. Financial Statements and Supplementary Data – Note 18 for additional information on our open derivative positions at December 31, 2025.
Sensitivity analysis of the incremental effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of December 31, 2025 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of December 31, 2025
Crude	$(10)	$(25)	$10	$25
Refined products	(13)	(33)	13	33
Blending products	(1)	(3)	1	3
Soybean oil	(4)	(10)	4	10
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after December 31, 2025 would cause future IFO effects to differ from those presented above.
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
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of December 31, 2025 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and, in addition to short-term investments which are recorded at fair value, are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value(a)	Change in Fair Value(b)	Change in Net Income for the Year ended December 31, 2025(c)
Long-term debt
Fixed-rate	$31,331	$2,494	n/a
Variable-rate	$—	$—	$—
(a)    Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)    Assumes a 100-basis point decrease in the weighted average yield-to-maturity at December 31, 2025.
(c)    Assumes a 100-basis-point change in interest rates. The change in net income was based on the weighted average balance of debt outstanding for the year ended December 31, 2025.
See Item 8. Financial Statements and Supplementary Data – Note 17 for additional information on the fair value of our debt.
Foreign Currency Exchange Rate Risk
We are exposed to exchange rate fluctuations related to our foreign operations in Canada and Mexico. We did not use derivatives to hedge our market risk exposure to these foreign exchange rate fluctuations in 2025.
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

/s/ Maryann T. Mannen	/s/ Maria A. Khoury	/s/ Erin M. Brzezinski
Maryann T. Mannen Chairman of the Board, President and Chief Executive Officer	Maria A. Khoury Executive Vice President and Chief Financial Officer	Erin M. Brzezinski Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Marathon Petroleum Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Marathon Petroleum Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Northwind Midstream from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Northwind Midstream from our audit of internal control over financial reporting. Northwind Midstream is a wholly-owned subsidiary whose total assets and total revenues and other income excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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
Acquisition of Northwind Midstream - Valuation of Intangibles
As described in Note 5 to the consolidated financial statements, on August 29, 2025, the Company completed the acquisition of 100 percent of Northwind Midstream for $2.4 billion in cash. Of the total assets acquired, $951 million relates to intangibles. The fair value of the identifiable intangible assets was primarily based on the multi-period excess earnings method, which is an income approach. As disclosed by management, a significant amount of judgment is involved in estimating the fair value of intangible assets. The income approach requires management to project future volumes and associated cash flows, and apply a discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of intangibles acquired in the acquisition of Northwind Midstream is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the intangibles acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future volumes and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the intangibles acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the intangibles acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to future volumes and the discount rate. Evaluating management’s assumption related to future volumes involved considering (i) the consistency with external market and industry data and (ii) whether the assumption was consistent with executed customer contracts. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
February 26, 2026

We have served as the Company’s auditor since 2010.

Marathon Petroleum Corporation
Consolidated Statements of Income

(In millions, except per share data)	2025	2024	2023
Revenues and other income:
Sales and other operating revenues	$132,699	$138,864	$148,379
Income from equity method investments	1,622	1,048	742
Net gain on disposal of assets	173	28	217
Other income	728	472	969
Total revenues and other income	135,222	140,412	150,307

Costs and expenses:
Cost of revenues (excludes items below)	119,446	126,240	128,566
Depreciation and amortization	3,251	3,337	3,307
Selling, general and administrative expenses	3,349	3,221	3,039
Other taxes	885	818	881
Total costs and expenses	126,931	133,616	135,793

Income from operations	8,291	6,796	14,514
Net interest and other financial costs	1,276	839	525
Income before income taxes	7,015	5,957	13,989
Provision for income taxes	1,137	890	2,817
Net income	5,878	5,067	11,172
Less net income attributable to:
Redeemable noncontrolling interest	—	27	94
Noncontrolling interests	1,831	1,595	1,397
Net income attributable to MPC	$4,047	$3,445	$9,681

Per share data (See Note 8)
Basic:
Net income attributable to MPC per share	$13.24	$10.11	$23.73
Weighted average shares outstanding	305	340	407

Diluted:
Net income attributable to MPC per share	$13.22	$10.08	$23.63
Weighted average shares outstanding	306	341	409
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income

(Millions of dollars)	2025	2024	2023
Net income	$5,878	$5,067	$11,172
Defined benefit plans:
Actuarial changes, net of tax of $10, $20 and $(24), respectively	32	60	(85)
Prior service, net of tax of $(8), $(14) and $(18), respectively	(23)	(41)	(49)
Other, net of tax of $—, $1 and $—, respectively	—	(2)	1
Other comprehensive income (loss)	9	17	(133)
Comprehensive income	5,887	5,084	11,039
Less comprehensive income attributable to:
Redeemable noncontrolling interest	—	27	94
Noncontrolling interests	1,831	1,595	1,397
Comprehensive income attributable to MPC	$4,056	$3,462	$9,548
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets

	December 31,
(Millions of dollars, except share data)	2025	2024
Assets
Cash and cash equivalents	$3,672	$3,210
Receivables, less allowance for expected credit loss of $20 and $73, respectively	10,317	11,145
Inventories	10,129	9,568
Other current assets	662	524
Total current assets	24,780	24,447
Equity method investments	6,795	6,857
Property, plant and equipment, net	37,397	35,028
Goodwill	9,354	8,244
Intangibles, net	2,714	1,774
Right of use assets, net	1,493	1,300
Other noncurrent assets	1,422	1,208
Total assets	$83,955	$78,858

Liabilities
Accounts payable	$12,974	$13,906
Payroll and benefits payable	1,107	1,096
Accrued taxes	1,484	1,204
Debt due within one year	2,371	3,049
Operating lease liabilities	489	417
Other current liabilities	1,253	1,155
Total current liabilities	19,678	20,827
Long-term debt	30,505	24,432
Deferred income taxes	5,984	5,771
Defined benefit postretirement plan obligations	1,173	1,157
Long-term operating lease liabilities	993	860
Deferred credits and other liabilities	1,536	1,305
Total liabilities	59,869	54,352

Commitments and contingencies (see Note 27)
Redeemable noncontrolling interest	—	203

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 994 million and 994 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 699 million and 678 million shares	(56,027)	(52,623)
Additional paid-in capital	33,685	33,624
Retained earnings	39,751	36,848
Accumulated other comprehensive loss	(105)	(114)
Total MPC stockholders’ equity	17,314	17,745
Noncontrolling interests	6,772	6,558
Total equity	24,086	24,303
Total liabilities, redeemable noncontrolling interest and equity	$83,955	$78,858
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows

(Millions of dollars)	2025	2024	2023
Operating activities:
Net income	$5,878	$5,067	$11,172
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs and debt discount	39	(31)	(78)
Depreciation and amortization	3,251	3,337	3,307
Pension and other postretirement benefits, net	16	59	(191)
Deferred income taxes	282	(124)	(28)
Net gain on disposal of assets	(173)	(28)	(217)
Income from equity method investments	(1,622)	(1,048)	(742)
Distributions from equity method investments	1,255	1,215	941
Changes in the fair value of derivative instruments	(16)	71	70
Changes in:
Current receivables	890	1,117	2,109
Inventories	(596)	(270)	(489)
Current liabilities and other current assets	(776)	(438)	(1,318)
Right of use assets and operating lease liabilities, net	13	(10)	(7)
All other, net	(188)	(252)	(412)
Net cash provided by operating activities	8,253	8,665	14,117

Investing activities:
Additions to property, plant and equipment	(3,486)	(2,533)	(1,890)
Acquisitions, net of cash acquired	(3,316)	(688)	(246)
Disposal of assets	1,005	35	36
Investments – acquisitions and contributions	(1,064)	(509)	(480)
Investments – redemptions, repayments, return of capital and sales proceeds	721	161	275
Purchases of short-term investments	—	(2,949)	(8,622)
Sales of short-term investments	—	3,295	2,082
Maturities of short-term investments	—	4,526	5,048
All other, net	273	196	702
Net cash provided by (used in) investing activities	(5,867)	1,534	(3,095)

Financing activities:
Commercial paper – issued	5,055	—	—
Commercial paper– repayments	(5,055)	—	—
Long-term debt – borrowings	11,166	1,631	1,589
Long-term debt – repayments	(6,463)	(1,984)	(1,079)
Debt issuance costs	(80)	(15)	(15)
Issuance of common stock	24	25	62
Common stock repurchased	(3,488)	(9,189)	(11,572)
Dividends paid	(1,140)	(1,154)	(1,261)
Distributions to noncontrolling interests	(1,513)	(1,377)	(1,281)
Repurchases of noncontrolling interests	(400)	(326)	—
Redemption of noncontrolling interests - preferred units	—	—	(600)
All other, net	(30)	(45)	(50)
Net cash used in financing activities	(1,924)	(12,434)	(14,207)

Net change in cash, cash equivalents and restricted cash	$462	$(2,235)	$(3,185)
Cash, cash equivalents and restricted cash at beginning of period(a)	3,211	5,446	8,631
Cash, cash equivalents and restricted cash at end of period(a)	$3,673	$3,211	$5,446
(a)    Restricted cash is included in other current assets on our consolidated balance sheets.
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	990	$10	(536)	$(31,841)	$33,402	$26,142	$2	$6,404	$34,119	$968
Net income	—	—	—	—	—	9,681	—	1,397	11,078	94
Dividends declared on common stock ($3.075 per share)	—	—	—	—	—	(1,261)	—	—	(1,261)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,187)	(1,187)	(94)
Other comprehensive loss	—	—	—	—	—	—	(133)	—	(133)	—
Shares repurchased	—	—	(89)	(11,661)	—	—	—	—	(11,661)	—
Share-based compensation	3	—	—	—	67	2	—	6	75	—
Equity transactions of MPLX	—	—	—	—	(4)	(2)	—	(520)	(526)	(73)
Balance as of December 31, 2023	993	$10	(625)	$(43,502)	$33,465	$34,562	$(131)	$6,100	$30,504	$895
Net income	—	—	—	—	—	3,445	—	1,595	5,040	27
Dividends declared on common stock ($3.385 per share)	—	—	—	—	—	(1,154)	—	—	(1,154)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,333)	(1,333)	(44)
Other comprehensive income	—	—	—	—	—	—	17	—	17	—
Shares repurchased	—	—	(53)	(9,121)	—	—	—	—	(9,121)	—
Share-based compensation	1	—	—	—	55	(5)	—	7	57	—
Equity transactions of MPLX	—	—	—	—	104	—	—	189	293	(675)
Balance as of December 31, 2024	994	$10	(678)	$(52,623)	$33,624	$36,848	$(114)	$6,558	$24,303	$203
Net income	—	—	—	—	—	4,047	—	1,831	5,878	—
Dividends declared on common stock ($3.73 per share)	—	—	—	—	—	(1,140)	—	—	(1,140)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,507)	(1,507)	(6)
Other comprehensive income	—	—	—	—	—	—	9	—	9	—
Shares repurchased	—	—	(21)	(3,404)	—	—	—	—	(3,404)	—
Share-based compensation	—	—	—	—	75	(4)	—	4	75	—
Equity transactions of MPLX	—	—	—	—	(14)	—	—	(114)	(128)	(197)
Balance as of December 31, 2025	994	$10	(699)	$(56,027)	$33,685	$39,751	$(105)	$6,772	$24,086	$—
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
Refer to Notes 4 and 10 for additional information about our operations.
Basis of Presentation
All significant intercompany transactions and accounts have been eliminated.
Certain prior period financial statement amounts have been reclassified to conform to current period presentation.

2. Summary of Principal Accounting Policies
Principles Applied in Consolidation
These consolidated financial statements include the accounts of our majority-owned, controlled subsidiaries and MPLX. As of December 31, 2025, we owned the general partner of MPLX and approximately 64 percent of the outstanding MPLX common units. Due to our ownership of the general partner interest, we have determined that we control MPLX and therefore we consolidate MPLX and record a noncontrolling interest for the interest owned by the public. Changes in ownership interest in consolidated subsidiaries that do not result in a change in control are recorded as equity transactions.
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
Accounts Receivable and Allowance for Expected Credit Loss
Our receivables primarily consist of customer accounts receivable. Customer receivables are recorded at the invoiced amounts and generally do not bear interest. Allowances for expected credit loss are generally recorded when it becomes probable the receivable will not be collected and are booked to bad debt expense. The allowance for expected credit loss is the best estimate of the amount of probable credit losses in customer accounts receivable. We review the allowance quarterly and past-due balances over 150 days are reviewed individually for collectability.
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
Variable Interest Entities
We evaluate all legal entities in which we hold an ownership or other pecuniary interest to determine if the entity is a VIE. Our interests in a VIE are referred to as variable interests. Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. When we conclude that we hold an interest in a VIE, we must determine if we are the entity’s primary beneficiary. A primary beneficiary is deemed to have a controlling financial interest in a VIE. This controlling financial interest is evidenced by both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE. We consolidate any VIE when we determine that we are the primary beneficiary. We must disclose the nature of any interests in a VIE that is not consolidated.
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
Variable Interest Entities are discussed in Note 6.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment at the reporting unit level annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. If we determine, based on a qualitative assessment, that it is more likely than not that a reporting unit’s fair value exceeds its carrying amount, no further impairment testing is required. If we do not perform a qualitative assessment or if that assessment indicates that further impairment testing is required, the fair value of each reporting unit is determined using an income and/or market approach which is compared to the carrying value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value under the income approach is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future volumes, discount rates, and future capital requirements.
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
Environmental Credits and Obligations
In order to comply with certain regulations, specifically the RFS requirements implemented by the EPA and the cap-and-trade emission reduction program and low carbon fuel standard implemented by state programs, we are required to reduce our emissions, blend certain levels of biofuels or obtain allowances or credits to offset the obligations created by our operations. In regard to each program, we record an asset, included in other current assets or other noncurrent assets on the consolidated balance sheets, for allowances or credits owned in excess of our anticipated current period compliance requirements. The asset value is based on the product of the excess allowances or credits as of the balance sheet date, if any, and the weighted average cost of those allowances or credits. We record a liability, included in other current liabilities or deferred credits and other liabilities on the consolidated balance sheets, when we are deficient allowances or credits based on the product of the deficient amount as of the balance sheet date, if any, and either the fixed contract price or the market price of the allowances or credits at the balance sheet date. The cost of allowances or credits used for compliance is reflected in cost of revenues on the consolidated statements of income. Any gains or losses on the sale or expiration of allowances or credits are classified as other income on the consolidated statements of income. Proceeds from the sale of allowances or credits are reported in investing activities - all other, net on the consolidated statements of cash flows.

3. Accounting Standards
Recently Adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued this ASU to update income tax disclosure requirements to provide consistent categories and greater disaggregation of information in the rate reconciliation and to disaggregate income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. We adopted this ASU in 2025 and applied the amendments on a retrospective basis. The enhanced income tax disclosures are presented in Note 12 - Income Taxes and Note 21 - Supplemental Cash Flow Information.
Not Yet Adopted
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)
In September 2025, the FASB issued ASU 2025-06 to modernize the accounting for software costs that are accounted for under ASC 350-40 by removing all references to prescriptive and sequential software development stages and requiring entities to begin capitalizing software costs when both management has authorized and committed to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform its intended function. The ASU also provides enhanced guidance on evaluating whether the probable-to-complete recognition threshold has been met. This ASU is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either (1) prospectively to all projects started in reporting periods after adoption, including in-process projects, (2) on a modified transition basis that is based on the status of the project and whether software costs were capitalized before the date of adoption, or (3) retrospectively to all prior periods presented in the financial statements. We will adopt this ASU on a prospective basis and do not expect material impacts to our capitalized software cost.
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

4. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of December 31, 2025, we owned approximately 64 percent of the outstanding MPLX common units.
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

Total unit repurchases were as follows for the respective periods:

(In millions, except per unit data)	2025	2024	2023
Number of common units repurchased	8	8	—
Cash paid for common units repurchased	$400	$326	$—
Average cost per unit	$51.58	$43.04	$—
As of December 31, 2025, MPLX had approximately $1.12 billion remaining under its unit repurchase authorizations.
Series A Preferred Units
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interest in MPLX were as follows:

(Millions of dollars)	2025	2024	2023
Increase (decrease) due to change in ownership	$(88)	$159	$(4)
Tax impact	74	(55)	—
Increase (decrease) in MPC's additional paid-in capital, net of tax	$(14)	$104	$(4)

5. Acquisitions and Other Transactions
Northwind Midstream Acquisition
On August 29, 2025, MPLX completed the acquisition of 100 percent of Northwind Delaware Holdings LLC ( “Northwind Midstream”) for $2.4 billion in cash (the “Northwind Midstream Acquisition”). Northwind Midstream provides sour gas gathering and treating services in Lea County, New Mexico, which enhances MPLX’s Permian natural gas and NGL value chain. The Northwind Midstream Acquisition was financed with a portion of the net proceeds from MPLX's $4.5 billion senior notes issuance in August 2025.
Northwind Midstream consists of over 200,000 dedicated acres, more than 200 miles of gathering pipelines, two in-service acid gas injection wells at 20 MMcf/d and a third permitted well that will bring its total capacity to 37 MMcf/d. At the time of acquisition, the system had 150 MMcf/d of sour gas treating capacity, with in-process expansion projects expected to increase capacity to over 400 MMcf/d by the second half of 2026. The system is partially supported by minimum volume commitments by regional producers.
The Northwind Midstream Acquisition was accounted for as a business combination requiring all Northwind Midstream assets and liabilities to be remeasured to fair value. The fair value of property, plant and equipment was based primarily on the cost approach. The fair value of the identifiable intangible assets was primarily based on the multi-period excess earnings method, which is an income approach. The intangible assets acquired are related to various commercial contracts with a weighted average amortization period of 15 years. The following table reflects our preliminary allocation of the $2.4 billion purchase price to the Northwind Midstream assets and liabilities, as well as measurement period adjustments since the acquisition date:

	As originally reported	Adjustments	As adjusted
(In millions)
Cash and cash equivalents	$17	$—	$17
Receivables	11	—	11
Other current assets	1	—	1
Property, plant and equipment	1,182	(13)	1,169
Intangibles	951	—	951
Other noncurrent assets	2	—	2
Total assets acquired	2,164	(13)	2,151
Liabilities assumed:
Accounts payable	105	10	115
Other current liabilities	1	—	1
Long-term operating lease liabilities	1	—	1
Total liabilities assumed	107	10	117
Total identifiable net assets	2,057	(23)	2,034
Goodwill	356	23	379
Fair value of net assets acquired	$2,413	$—	$2,413
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
The purchase price allocation resulted in the recognition of $379 million in goodwill by our Midstream segment, all of which is deductible by MPLX for tax purposes. Goodwill represents the accelerated growth opportunities in the Permian using Northwind Midstream’s asset base, which is complementary and adjacent to MPLX’s existing Delaware basin natural gas system and offers optionality to direct volumes through our integrated system.
Pro forma financial information assuming the Northwind Midstream Acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.
Divestiture of Rockies Operations
On November 12, 2025, MPLX completed the sale of its Rockies gathering and processing operations (the “Rockies”) to a subsidiary of Harvest Midstream (“Harvest”) for $980 million in cash. The transaction resulted in a gain of $159 million, which is included in net gain on disposal of assets on the accompanying consolidated statements of income. The sale of these non-core gathering and processing assets did not represent a strategic shift that has or will have a material effect on our operations or financial results. Prior to the sale, the Rockies operations were included in our Midstream segment.
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

BANGL, LLC Acquisitions
BANGL, LLC (“BANGL”) owns and operates a NGL pipeline system that connects production in the Delaware and Midland basins to key demand centers along the Gulf Coast. On July 31, 2024, MPLX exercised its right of first offer under the BANGL joint venture agreement to purchase an additional 20 percent ownership interest in BANGL for $210 million in cash, which increased total ownership interest to 45 percent (the “2024 BANGL Transaction”). The purchase price of the additional 20 percent ownership interest in BANGL exceeded MPLX’s portion of the underlying net assets of the joint venture by approximately $156 million. Following the 2024 BANGL Transaction, MPLX’s investment in BANGL continued to be accounted for as an equity method investment.
On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL for $703 million cash, plus an earnout provision of up to $275 million based on targeted EBITDA growth from 2026 to 2029 (the “BANGL Acquisition”). We recorded a liability for these contingent payments in the third quarter of 2025. See Note 17 for additional detail on the inputs used to measure the fair value of these contingent payments. On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million principal amount of debt outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition (the “BANGL Debt Repayment”).
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
Whiptail Midstream Acquisition
On March 11, 2025, MPLX acquired gathering businesses from Whiptail Midstream, LLC for $235 million in cash. These San Juan basin assets consist primarily of crude and natural gas gathering systems in the Four Corners region. The acquisition was accounted for as a business combination, which requires all the identifiable assets acquired and liabilities assumed to be remeasured to fair value at the date of acquisition. The final valuation includes $170 million of property, plant and equipment, $41 million of intangibles and $24 million of net working capital. The results for the acquired business are reported within our Midstream segment.
Jones Act Blue Water Vessels Acquisition
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
MarkWest Torñado GP, L.L.C. Acquisition
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
South Texas Gateway Terminal LLC Sale
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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,137	$1,519
Receivables, less allowance for expected credit loss	746	731
Inventories	172	180
Other current assets	51	29
Equity method investments	4,798	4,531
Property, plant and equipment, net	21,698	19,154
Goodwill	8,755	7,645
Intangibles, net	1,397	518
Right of use assets, net	276	273
Other noncurrent assets	1,126	995

Liabilities
Accounts payable	$865	$719
Accrued taxes	93	82
Debt due within one year	1,502	1,693
Operating lease liabilities	53	45
Other current liabilities	403	370
Long-term debt	24,151	19,255
Deferred income taxes	25	18
Long-term operating lease liabilities	217	217
Deferred credits and other liabilities	474	445
Non-Consolidated VIEs
Martinez Renewables LLC
On September 21, 2022, MPC closed on the formation of the Martinez Renewables LLC joint venture. We determined that Martinez Renewables LLC is a VIE because the entity does not have sufficient equity to operate without additional financial support from its owners. We are not the primary beneficiary of this VIE because we do not have the ability to control the activities that significantly influence the economic outcomes of the entity and, therefore, do not consolidate the entity.
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

7. Related Party Transactions
Transactions with related parties were as follows:

(Millions of dollars)	2025	2024	2023
Sales to related parties	$1,572	$1,053	$915
Purchases from related parties	2,891	2,437	1,818
Sales to related parties, which are included in sales and other operating revenues, consist primarily of refined product sales and renewable feedstock sales to certain of our equity affiliates.
Purchases from related parties are included in cost of revenues. We obtain utilities, transportation services and purchase renewable diesel from certain of our equity affiliates.
We also purchased ethanol from TAMH, an equity affiliate. On July 31, 2025, MPC sold its interest in TAMH. TAMH ceased to be a related party after the sale. See Note 5.

8. Earnings Per Share
We compute basic earnings per share by dividing net income attributable to MPC less income allocated to participating securities by the weighted average number of shares of common stock outstanding. Since MPC has granted certain incentive compensation awards to employees and non-employee directors that are considered to be participating securities, we have calculated our earnings per share using the two-class method. Diluted income per share assumes exercise of certain share-based compensation awards, provided the effect is not anti-dilutive.

(In millions, except per share data)	2025	2024	2023
Basic earnings per share:
Allocation of earnings
Net income attributable to MPC	$4,047	$3,445	$9,681
Income allocated to participating securities	(4)	(3)	(7)
Redemption of preferred units	—	—	(2)
Income available to common stockholders - basic	$4,043	$3,442	$9,672

Weighted average common shares outstanding	305	340	407
Basic earnings per share	$13.24	$10.11	$23.73

Diluted earnings per share:
Allocation of earnings
Net income attributable to MPC	$4,047	$3,445	$9,681
Income allocated to participating securities	(4)	(3)	(7)
Redemption of preferred units	—	—	(2)
Income available to common stockholders - diluted	4,043	3,442	9,672

Weighted average common shares outstanding	305	340	407
Effect of dilutive securities	1	1	2
Weighted average common shares, including dilutive effect	306	341	409
Diluted earnings per share	$13.22	$10.08	$23.63
Potential common shares which were anti-dilutive and, therefore, omitted from the diluted share calculation, were immaterial for all periods.

9. Equity
On November 5, 2024, MPC announced that our board of directors approved a $5.0 billion share repurchase authorization. Share repurchase authorizations since 2012 totaled $60.05 billion. As of December 31, 2025, $4.38 billion remained available for repurchase under the share repurchase authorization. The share repurchase authorization has no expiration date.
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
Total share repurchases were as follows for the respective periods:

(In millions, except per share data)	2025	2024	2023
Number of shares repurchased	21	53	89
Cash paid for shares repurchased(a)	$3,399	$9,077	$11,572
Average cost per share(b)	$163.64	$171.68	$131.27
(a)    2025 excludes $89 million paid in 2025 for excise tax on 2024 share repurchases. 2024 excludes $112 million paid in 2024 for excise tax on 2023 share purchases.
(b)    The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but the excise tax does not reduce the remaining share repurchase authorization.

10. Segment Information
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
•Midstream – gathers, transports, stores and distributes crude oil, refined products, including renewable diesel, and other hydrocarbon-based products principally for the Refining & Marketing segment via refining logistics assets, pipelines, terminals, towboats and barges; gathers, treats, processes and transports natural gas; and transports, fractionates, stores and markets NGLs. The Midstream segment primarily reflects the results of MPLX.
•Renewable Diesel - processes renewable feedstocks into renewable diesel, markets renewable diesel and distributes renewable products through our Midstream segment and third parties. We sell renewable diesel to wholesale marketing customers, to buyers on the spot market and through long-term supply contracts with direct dealers who operate locations mainly under the ARCO® brand.
Our chief operating decision maker (“CODM”) evaluates the performance of our segments using segment adjusted EBITDA. Our CODM is our chief executive officer. The CODM uses adjusted EBITDA by segment results and considers forecast-to-actual variances on a periodic basis when making decisions about allocating capital and personnel as part of the annual business plan process and ongoing monitoring of performance. Amounts included in income before income taxes and excluded from adjusted EBITDA include: (i) depreciation and amortization; (ii) net interest and other financial costs; (iii) turnaround expenses; and (iv) other adjustments as deemed necessary. These items are either: (i) believed to be non-recurring in nature; (ii) not believed to be allocable or controlled by the segment; or (iii) not tied to the operational performance of the segment. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures.

(Millions of dollars)	2025	2024	2023
Segment adjusted EBITDA for reportable segments
Refining & Marketing	6,138	$5,703	$13,705
Midstream	6,750	6,544	6,171
Renewable Diesel	(110)	(150)	(64)
Total reportable segments	$12,778	$12,097	$19,812

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$12,778	$12,097	$19,812
Corporate	(822)	(774)	(737)
Refining & Renewable Diesel planned turnaround costs	(1,553)	(1,404)	(1,201)
Renewable Diesel JV planned turnaround costs(a)	(18)	(9)	(25)
Garyville incident response costs	—	—	(16)
LIFO inventory adjustment	72	161	(145)
Gain on sale of assets(b)	897	151	198
SRE	57	—	—
Transaction-related costs(c)	(33)	—	—
Legal settlements	253	—	—
Depreciation and amortization	(3,251)	(3,337)	(3,307)
Renewable Diesel JV depreciation and amortization(a)	(89)	(89)	(65)
Net interest and other financial costs	(1,276)	(839)	(525)
Income before income taxes	$7,015	$5,957	$13,989
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
(b)    2025 includes gains from the BANGL Acquisition, the sale of MPC’s interest in TAMH and the Rockies divestiture. 2024 includes the gain from the Whistler Joint Venture Transaction. 2023 includes the gain associated with the remeasurement of MPLX’s existing equity investment in MarkWest Torñado GP, L.L.C., arising from the acquisition of the remaining 40 percent interest and the gain on the sale of our interest in South Texas Gateway Terminal LLC. See Note 5 for additional information.
(c)    Transaction-related costs include costs associated with the Northwind Midstream Acquisition, the BANGL Acquisition and the Rockies divestiture discussed in Note 5.

(Millions of dollars)	2025	2024	2023
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$124,252	$131,588	$141,835
Intersegment revenues	60	175	139
Refining & Marketing segment revenues	124,312	131,763	141,974
Midstream
Revenues from external customers(a)	5,628	5,197	4,911
Intersegment revenues	5,906	5,797	5,597
Midstream segment revenues	11,534	10,994	10,508
Renewable Diesel
Revenues from external customers(a)	2,814	2,079	1,633
Intersegment revenues	16	25	31
Renewable Diesel segment revenues	2,830	2,104	1,664

Total segment revenues	138,676	144,861	154,146
Plus: other revenue	5	—	—
Less: intersegment revenues	5,982	5,997	5,767
Consolidated sales and other operating revenues(a)	$132,699	$138,864	$148,379
(a)    Includes sales to related parties. See Note 7 for additional information. See Note 20 for the disaggregation of our revenue from external customers by segment and product line.

(Millions of dollars)	2025	2024	2023
Income from equity method investments
Refining & Marketing	$9	$57	$66
Midstream	793	770	735
Renewable Diesel	82	70	(59)
Total segment income from equity method investments	884	897	742
Corporate(a)	738	151	—
Consolidated income from equity method investments	$1,622	$1,048	$742
(a)    2025 includes gains from the BANGL Acquisition and the sale of MPC’s interest in TAMH. 2024 represents the gain from the Whistler Joint Venture Transaction. See Note 5 for additional information.

(Millions of dollars)	2025	2024	2023
Segment expenses
Refining & Marketing
Cost of purchases	$104,308	$112,938	$115,973
Refining operating costs	6,097	5,712	5,625
Distribution costs	6,185	5,857	5,645
Other segment items(a)	1,593	1,610	1,092
Refining & Marketing segment expenses	$118,183	$126,117	$128,335

Midstream
Other segment items(b)	5,577	5,220	5,072
Midstream segment expenses	$5,577	$5,220	$5,072

Renewable Diesel
Operating costs	274	269	242
Distribution costs	101	95	82
Other segment items(c)	2,647	1,960	1,345
Renewable Diesel segment expenses	$3,022	$2,324	$1,669
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
(c)    Other segment items for the Renewable Diesel segment include purchased product costs.

(Millions of dollars)	2025	2024	2023
Depreciation and amortization
Refining & Marketing	$1,627	$1,767	$1,822
Midstream	1,450	1,405	1,320
Renewable Diesel(a)	69	75	65
Total segment depreciation and amortization	3,146	3,247	3,207
Corporate	105	90	100
Consolidated depreciation and amortization	$3,251	$3,337	$3,307
(a)    Excludes our pro-rata share of Renewable Diesel JV depreciation and amortization of $89 million, $89 million and $65 million in 2025, 2024 and 2023, respectively, which was adjusted for purposes of arriving at Renewable Diesel segment adjusted EBITDA.

(Millions of dollars)	2025	2024	2023
Capital expenditures
Refining & Marketing	$1,580	$1,445	$998
Midstream	2,975	1,504	1,105
Renewable Diesel	19	8	313
Total segment capital expenditures and investments	4,574	2,957	2,416
Less investments in equity method investees	1,064	509	480
Plus:
Corporate	25	63	83
Capitalized interest	94	56	55
Consolidated capital expenditures(a)	$3,629	$2,567	$2,074
(a)    Includes changes in capital expenditure accruals. See Note 21 for a reconciliation of total capital expenditures to additions to property, plant and equipment as reported in the consolidated statements of cash flows.
No single customer accounted for 10 percent or more of annual revenues for the years ended December 31, 2025, December 31, 2024 or December 31, 2023. See Note 20 for the disaggregation of our revenue by segment and product line.
We do not have significant operations in foreign countries. Therefore, revenues in foreign countries and long-lived assets located in foreign countries, including property, plant and equipment and investments, are not material to our operations.

11. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

(Millions of dollars)	2025	2024	2023
Interest income	$(159)	$(376)	$(530)
Interest expense	1,489	1,365	1,325
Interest capitalized	(100)	(57)	(60)
Pension and other postretirement non-service costs(a)	23	(38)	(89)
Investments - net premium (discount) amortization	—	(91)	(142)
Other financial costs	23	36	21
Net interest and other financial costs	$1,276	$839	$525
(a)    See Note 24.

12. Income Taxes

(Millions of dollars)	2025	2024	2023
Income (loss) from operations before income taxes:
Domestic	$6,958	$5,964	$13,875
Foreign	57	(7)	114
Total	$7,015	$5,957	$13,989

Provision (benefit) for income taxes:
Current:
Federal	$706	$862	$2,359
State and local	129	144	475
Foreign	20	8	11
Total current	855	1,014	2,845
Deferred:
Federal	255	(90)	18
State and local	25	(33)	(46)
Foreign	2	(1)	—
Total deferred	282	(124)	(28)
Total	$1,137	$890	$2,817
A reconciliation of the federal statutory income tax rate to the effective tax rate applied to income from before income taxes follows:

	2025		2024		2023
(Millions of dollars)	Amount	%	Amount	%	Amount	%
Federal statutory rate	$1,473	21.0%	$1,251	21.0%	$2,937	21.0%
State and local income taxes, net of federal income tax effects(a)	128	1.8	91	1.5	338	2.4
Nontaxable or nondeductible items:
Noncontrolling interests	(385)	(5.5)	(341)	(5.7)	(314)	(2.2)
Other	24	0.3	(44)	(0.8)	(30)	(0.3)
Tax credits	(84)	(1.2)	(42)	(0.7)	—	—
Other adjustments	(19)	(0.2)	(25)	(0.4)	(114)	(0.8)
Effective tax rate applied to income before income taxes	$1,137	16.2%	$890	14.9%	$2,817	20.1%
(a)    State taxes in California, Texas and Kentucky make up the majority of the tax effect of this category.

Deferred tax assets and liabilities resulted from the following:

	December 31,
(Millions of dollars)	2025	2024
Deferred tax assets:
Employee benefits	$560	$558
Environmental remediation	80	81
Finance lease obligations	409	433
Operating lease liabilities	314	243
Net operating loss carryforwards	32	39
Tax credit carryforwards	20	22
Goodwill and other intangibles	84	75
Other	115	95
Total deferred tax assets	1,614	1,546
Valuation allowance	(9)	(51)
Total net deferred tax assets	1,605	1,495
Deferred tax liabilities:
Property, plant and equipment	2,441	2,584
Inventories	845	672
Investments in subsidiaries and affiliates	3,957	3,742
Right of use assets	324	246
Other	19	20
Total deferred tax liabilities	7,586	7,264
Net deferred tax liabilities	$5,981	$5,769
Net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	December 31,
(Millions of dollars)	2025	2024
Assets:
Other noncurrent assets	$3	$2
Liabilities:
Deferred income taxes	5,984	5,771
Net deferred tax liabilities	$5,981	$5,769
At December 31, 2025 and 2024, federal operating loss carryforwards were $2 million and $3 million, respectively, which includes a mix of indefinite carryforward ability and expiration periods ranging from 2032 through 2034. As of December 31, 2025 and 2024, state and local operating loss and tax credit carryforwards were $38 million and $42 million, respectively, which includes a mix of indefinite carryforward ability and expiration periods ranging from 2029 through 2045. At December 31, 2025 and 2024, foreign operating loss carryforwards were $12 million and $16 million, respectively, which includes expiration periods ranging from 2031 through 2043.
As of December 31, 2025 and 2024, $9 million and $51 million of valuation allowances have been recorded related to income taxes, related to realizability of foreign tax operating losses, state tax net operating losses and credits, and related deferred tax assets.
MPC is continuously undergoing examination of its U.S. federal income tax returns by the Internal Revenue Service (“IRS”). Since 2012, we have continued to participate in the Compliance Assurance Process (“CAP”). CAP is a real-time audit of the U.S. federal income tax return that allows the IRS, working in conjunction with MPC, to determine tax return compliance with the U.S. federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for years under examination by the IRS. MPLX and its subsidiaries are undergoing examination of its U.S. federal income tax returns by the IRS for the tax years 2019 through 2022. We do not believe the eventual outcome of such audits will have a material impact on our financial statements as of December 31, 2025.

Further, we are routinely involved in U.S. state income tax audits. We believe all other audits will be resolved with the amounts provided for these liabilities. As of December 31, 2025, we have various state and local income tax returns subject to examination for years 2016 through 2023, depending on jurisdiction.
The following table summarizes the activity in unrecognized tax benefits:

(Millions of dollars)	2025	2024	2023
January 1 balance	$27	$38	$57
Additions for tax positions of current year	80	—	—
Additions for tax positions of prior years	65	—	8
Reductions for tax positions of prior years	(7)	(5)	(6)
Settlements	(2)	(6)	(20)
Statute of limitations	—	—	(1)
December 31 balance	$163	$27	$38
If the unrecognized tax benefits as of December 31, 2025 were recognized, $82 million would affect our effective income tax rate.
Interest and penalties related to income taxes are recorded as part of the provision for income taxes.

13. Inventories

	December 31,
(Millions of dollars)	2025	2024
Crude oil and other feedstocks	$3,272	$3,185
Refined products	5,350	5,137
Materials and supplies	1,507	1,246
Total	$10,129	$9,568
The cost of inventories of crude oil and other feedstocks and refined products is determined under the LIFO method. The LIFO method accounted for 85 percent and 87 percent of total inventory value at December 31, 2025 and December 31, 2024, respectively. Current acquisition costs were estimated to exceed the LIFO inventory value at December 31, 2025 and 2024 by $959 million and $2.53 billion, respectively.

14. Equity Method Investments

		Ownership as of	Carrying value at
		December 31,	December 31,
(In millions of dollars, except ownership percentages)	VIE	2025	2025	2024
Refining & Marketing
TAMH(a)		—%	$—	$190
LF Bioenergy Holdings LLC		50%	98	92
Refining & Marketing Total			$98	$282

Midstream
MPLX
BANGL(b)			$—	$281
Illinois Extension Pipeline Company, L.L.C.		35%	208	218
LOOP LLC		41%	313	310
MarEn Bakken Company LLC		25%	502	526
MarkWest EMG Jefferson Dry Gas Gathering Company, L.L.C.	X	67%	407	329
MarkWest Utica EMG, L.L.C.	X	61%	890	742
Ohio Gathering Co, LLC	X	32%	444	470
Sherwood Midstream LLC	X	50%	475	488
Texas City Logistics LLC	X	50%	163	—
WPC Parent, LLC		30%	273	208
Other(c)	X		1,123	959
MPLX Total			$4,798	$4,531

MPC-Retained
Capline Pipeline Company LLC		33%	$365	$382
Gray Oak Pipeline, LLC		25%	268	274
Other(c)	X		113	114
MPC-Retained Total			$746	$770

Midstream Total			$5,544	$5,301

Renewable Diesel
Martinez Renewables LLC	X	50%	$1,065	$1,184
Other(c)	X		88	90
Renewable Diesel Total			$1,153	$1,274

Total			$6,795	$6,857
(a)    In July 2025, we sold our interest in TAMH, as discussed in Note 5.
(b)    In July 2025, MPLX purchased the remaining interest in BANGL, increasing MPLX’s ownership to 100 percent. See Note 5 for additional information.
(c)     Some investments included within “Other” have been deemed to be VIEs.

Summarized financial information for all equity method investments in affiliated companies, combined, was as follows:

(Millions of dollars)	2025	2024	2023
Income statement data:
Revenues and other income	$10,223	$9,259	$6,544
Income from operations	2,713	2,698	2,428
Net income	2,368	2,211	2,089
Balance sheet data – December 31:
Current assets	$2,246	$2,687
Noncurrent assets	26,310	24,656
Current liabilities	2,176	1,927
Noncurrent liabilities	8,050	7,837
As of December 31, 2025, the carrying value of our equity method investments was $432 million higher than our share of the underlying net assets of investees. This basis difference is being amortized into net income over the remaining estimated useful lives of the underlying net assets, except for $174 million of excess related to goodwill and other non-depreciable assets.
Dividends and partnership distributions received from equity method investees (excluding distributions that represented a return of capital previously contributed) were $1.255 billion, $1.215 billion and $941 million in 2025, 2024 and 2023, respectively.

15. Property, Plant and Equipment (PP&E)

	December 31, 2025			December 31, 2024
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$34,372	$20,462	$13,910	$32,965	$19,015	$13,950
Midstream	34,057	11,690	22,367	30,697	10,798	19,899
Renewable Diesel	970	396	574	976	338	638
Corporate	1,610	1,064	546	1,679	1,138	541
Total(a)	$71,009	$33,612	$37,397	$66,317	$31,289	$35,028
(a)    Includes finance leases. See Note 26.
Property, plant and equipment includes construction in progress of $2.91 billion and $1.78 billion at December 31, 2025 and 2024, respectively, which primarily relates to capital projects at our refineries and midstream facilities.

16. Goodwill and Intangibles
Goodwill
MPC annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. There were no impairments of goodwill required based on our annual test of goodwill in 2025 and 2024.
At December 31, 2025, MPC had five reporting units with goodwill totaling approximately $9.35 billion. For the annual impairment assessment as of November 30, 2025, management performed only qualitative assessments for all five reporting units as we determined it was more likely than not that the fair values of the reporting units exceeded their carrying values.

The changes in the carrying amount of goodwill for 2025 were as follows:

(Millions of dollars)	Refining & Marketing	Midstream	Total
Balance as of December 31, 2023	$561	$7,683	$8,244
Impairment losses	—	—	—
Balance as of December 31, 2024	561	7,683	8,244
Acquisitions	—	1,110	1,110
Impairment losses	—	—	—
Balance as of December 31, 2025	$561	$8,793	$9,354

Gross goodwill as of December 31, 2025	$6,141	$11,934	$18,075
Accumulated impairment losses	(5,580)	(3,141)	(8,721)
Balance as of December 31, 2025	$561	$8,793	$9,354

Intangible Assets
Our definite lived intangible assets as of December 31, 2025 and 2024 are as shown below.

	December 31, 2025			December 31, 2024
(Millions of dollars)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer contracts and relationships	$5,245	$2,623	$2,622	$4,111	$2,446	$1,665
Brand rights and tradenames	100	100	—	101	89	12
Royalty agreements	142	126	16	141	120	21
Other	38	33	5	36	31	5
Total	$5,525	$2,882	$2,643	$4,389	$2,686	$1,703
At both December 31, 2025 and 2024, we had indefinite lived intangible assets of $71 million, which are emission allowance credits.
Amortization expense was $271 million in 2025 and $266 million in 2024. Estimated future amortization expense for the next five years related to the intangible assets at December 31, 2025 is as follows:

(Millions of dollars)
2026	$283
2027	254
2028	238
2029	91
2030	91

17. Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2025 and 2024 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	December 31, 2025
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$243	$—	$—	$(226)	$17	$10
Liabilities:
Commodity contracts	$236	$—	$—	$(236)	$—	$—
Embedded derivatives in commodity contracts	—	—	41	—	41	—
Contingent consideration, liability	—	—	236	—	236	—

	December 31, 2024
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$139	$—	$—	$(132)	$7	$16
Liabilities:
Commodity contracts	$144	$—	$—	$(144)	$—	$—
Embedded derivatives in commodity contracts	—	—	58	—	58	—
(a)    Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of December 31, 2025, cash collateral of $10 million was netted with mark-to-market derivative liabilities. As of December 31, 2024, cash collateral of $12 million was netted with mark-to-market derivative liabilities.
(b)    We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.
Level 3 instruments include a liability for contingent consideration related to the BANGL Acquisition earnout provision and an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement.
The fair value calculation for the contingent consideration liability was estimated using discounted cash flows based on a Monte Carlo simulation. Future earnout payments are tied to the achievement of EBITDA growth from 2026 to 2029, which includes significant unobservable input of forecasted throughput volumes. The earnout payment will continue to be remeasured at fair value each quarter with changes in fair value recognized in earnings until either the EBITDA targets are met or the earnout period ends, with the total payout capped at $275 million.
The fair value calculation for the embedded derivative liability at December 31, 2025 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.60 to $1.19 per gallon with a weighted average of $0.72 per gallon and (2) a 100 percent probability of renewable for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

(Millions of dollars)	2025	2024
Beginning balance	$58	$61
Contingent consideration(a)	234	—
Unrealized and realized (gain) loss included in net income(b)	(5)	10
Settlements of derivative instruments	(10)	(13)
Ending balance	$277	$58

The amount of total (gain) loss for the period included in earnings attributable to the change in unrealized loss relating to liabilities still held at the end of period(b):	$(7)	$7
(a)    Liability recorded in the third quarter of 2025 related to the BANGL Acquisition earnout provision.
(b)    The gain/loss is included in cost of revenues on the consolidated statements of income.
See Note 18 for the income statement impacts of our derivative instruments.

Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments, historical incurrence of credit losses and expected insignificance of future credit losses, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is estimated based on average bid prices obtained from broker quotes and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $32.4 billion and $31.1 billion at December 31, 2025, respectively, and approximately $26.9 billion and $25.0 billion at December 31, 2024, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs, which are netted against our total debt.

18. Derivatives
For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 17. See Note 2 for a discussion of the types of derivatives we use and the reasons for them. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table presents the fair value of derivative instruments as of December 31, 2025 and 2024 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	December 31, 2025		December 31, 2024
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$243	$236	$139	$144
Other current liabilities(a)	—	6	—	10
Deferred credits and other liabilities(a)	—	35	—	48
(a)    Includes embedded derivatives.
The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of December 31, 2025.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	56.1%	40,038	41,459
Refined products	80.8%	37,457	39,082
Blending products	91.6%	7,225	6,502
Soybean oil	94.9%	1,171	1,422
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 3,600 long and 2,970 short; Refined products - 3,156 long and 3,041 short; Blending products - 173 long. There are no spread contracts for Soybean oil.
The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(Millions of dollars)	Gain (Loss)
Income Statement Location	2025	2024	2023
Sales and other operating revenues	$—	$1	$7
Cost of revenues	(25)	(94)	(15)
Other income	1	2	2
Total	$(24)	$(91)	$(6)

19. Debt
Our outstanding borrowings at December 31, 2025 and 2024 consisted of the following:

(Millions of dollars)	December 31, 2025	December 31, 2024
Marathon Petroleum Corporation:
Senior notes	$6,449	$5,699
MARAD debt	161	174
Finance lease obligations	689	718
Total	7,299	6,591

MPLX LP:
Senior notes	26,000	21,200
Finance lease obligations	6	6
Total	26,006	21,206

Total debt	33,305	27,797
Unamortized debt issuance costs	(204)	(142)
Unamortized discount, net of unamortized premium	(225)	(174)
Amounts due within one year	(2,371)	(3,049)
Total long-term debt due after one year	$30,505	$24,432
Commercial Paper
We have in place a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding, with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under the MPC Credit Agreement.
MPC Senior Notes

	December 31,
(Millions of dollars)	2025	2024
Senior notes, 4.700% due May 2025	$—	$1,250
Senior notes, 5.125% due December 2026	719	719
Senior notes, 3.800% due April 2028	496	496
Senior notes, 5.150% due March 2030	1,100	—
Senior notes, 5.700% due March 2035	900	—
Senior notes, 6.500% due March 2041	1,250	1,250
Senior notes, 4.750% due September 2044	800	800
Senior notes, 5.850% due December 2045	250	250
Senior notes, 4.500% due April 2048	498	498
Andeavor senior notes, 3.800% - 5.125% due 2026 – 2048	36	36
Senior notes, 5.000%, due September 2054	400	400
Total	$6,449	$5,699
2025 Activity
On February 10, 2025, MPC issued $2.0 billion aggregate principal amount of senior notes in an underwritten public offering (“2025 Senior Notes Offering”), consisting of:
•$1.1 billion aggregate principal amount of 5.150 percent senior notes due March 2030; and
•$900 million aggregate principal amount of 5.700 percent senior notes due March 2035.
The 2025 Senior Note Offering replaced the $750 million aggregate principal amount of 3.625 percent senior notes that matured in September 2024 and was used to repay the $1.250 billion aggregate principal amount of 4.700 percent senior notes at maturity on May 1, 2025.

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
MARAD Debt

	December 31,
(Millions of dollars)	2025	2024
Bonds, 3.432% due August 2036	$51	$55
Bonds, 3.477% due January 2037	53	57
Bonds, 3.609% due January 2038	57	62
Total	$161	$174
During the fourth quarter of 2024, MPC purchased the remaining 50 percent interest in Coastal Holdings from our joint venture partner and assumed $174 million in aggregate principal amount of MARAD Debt obligations issued by Blue Water Holdings, a subsidiary of Coastal Holdings LLC, which owns three 750 series ATB Vessels. Blue Water Holdings remains the primary obligor under the MARAD Debt. The U.S. Department of Transportation Maritime Administration (“MARAD”) has guaranteed certain of Blue Water Holdings’ obligations under the MARAD Debt and Blue Water Holdings has agreed to reimburse MARAD for any payments it makes with respect to the MARAD Debt pursuant to the guaranty. Blue Water Holdings’ reimbursement obligations to MARAD with respect to the MARAD Debt are secured by a mortgage on the three ATB Vessels and certain related rights and assets and are guaranteed by Marathon Petroleum Corporation.
The agreements that govern the MARAD Debt, including the indenture, security agreement and guarantee contain customary representations and warranties as well as affirmative and negative covenants, events of defaults and other provisions, we believe are typical for U.S. government guaranteed obligations of this type. As of December 31, 2025, we were in compliance with the covenants contained in the MARAD Debt documents.

MPLX Senior Notes

	December 31,
(Millions of dollars)	2025	2024
Senior notes, 4.000% due February 2025	$—	$500
Senior notes, 4.875% due June 2025	—	1,189
MarkWest senior notes, 4.875% due 2025	—	11
Senior notes, 1.750% due March 2026	1,500	1,500
Senior notes, 4.125% due March 2027	1,250	1,250
Senior notes, 4.250% due December 2027	732	732
Senior notes, 4.000% due March 2028	1,250	1,250
Senior notes, 4.800% due February 2029	750	750
Senior notes, 2.650% due August 2030	1,500	1,500
Senior notes, 4.800% due February 2031	1,250	—
Senior notes, 4.950% due September 2032	1,000	1,000
Senior notes, 5.000% due January 2033	750	—
Senior notes, 5.000% due March 2033	1,100	1,100
Senior notes, 5.500% due June 2034	1,650	1,650
Senior notes, 5.400% due April 2035	1,000	—
Senior notes, 5.400% due September 2035	1,500	—
Senior notes, 4.500% due April 2038	1,750	1,750
Senior notes, 5.200% due March 2047	1,000	1,000
Senior notes, 5.200% due December 2047	487	487
ANDX senior notes, 4.250% - 5.200% due 2027 – 2047	31	31
Senior notes, 4.700% due April 2048	1,500	1,500
Senior notes, 5.500% due February 2049	1,500	1,500
Senior notes, 4.950% due March 2052	1,500	1,500
Senior notes, 5.650% due March 2053	500	500
Senior notes, 5.950% due April 2055	1,000	—
Senior notes, 6.200% due September 2055	1,000	—
Senior notes, 4.900% due April 2058	500	500
Total	$26,000	$21,200
2025 Activity
On February 18, 2025, MPLX repaid all of MPLX's outstanding $500 million aggregate principal amount of 4.000 percent senior notes due February 2025 at maturity.
On March 10, 2025, MPLX issued $2.0 billion in aggregate principal amount of senior notes in an underwritten public offering (“March 2025 MPLX Senior Notes”), consisting of:
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

MPLX used a portion of the net proceeds from the August 2025 MPLX Senior Notes Offering to fund the Northwind Midstream Acquisition, including the payment of related fees and expenses, and to increase cash and cash equivalents following the recently completed BANGL Acquisition and BANGL Debt Repayment. The remainder of the net proceeds from the August 2025 MPLX Senior Notes Offering were used for general partnership purposes.
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
Schedule of Maturities
Principal maturities of long-term debt, excluding finance lease obligations, as of December 31, 2025 for the next five years are as follows:

(Millions of dollars)
2026	$2,263
2027	2,014
2028	1,764
2029	764
2030	2,614
Available Capacity under our Facilities as of December 31, 2025

(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—	July 2027
MPC trade receivables securitization facility(a)	100	—	—	100	—	September 2027

MPLX
MPLX bank revolving credit facility	2,000	—	—	2,000	—	July 2027
(a)    The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks.
MPC Bank Revolving Credit Facility
MPC’s credit agreement (the “MPC Credit Agreement”) matures in July 2027 and provides for a $5.0 billion unsecured revolving credit facility and letter of credit issuing capacity under the facility of up to $2.2 billion. Letters of credit issuing capacity is included in, not in addition to, the $5.0 billion borrowing capacity.
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
The MPC Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for arrangements of this type, including a financial covenant that requires us to maintain a ratio of Consolidated Net Debt to Total Capitalization, each as defined in the MPC Credit Agreement, of no greater than 0.65 to 1.00 as of the last day of each fiscal quarter. The covenants also restrict, among other things, our ability and/or the ability of certain of our subsidiaries to incur debt, create liens on assets or enter into transactions with affiliates. As of December 31, 2025, we were in compliance with the covenants contained in the MPC Credit Agreement.
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
The trade receivables facility consists of certain of our wholly owned subsidiaries (“Originators”) selling or contributing on an on-going basis all of the trade receivables generated by them (the “Pool Receivables”), together with all related security and interests in the proceeds thereof, without recourse, to another wholly owned, bankruptcy-remote special purpose subsidiary, MPC Trade Receivables Company I LLC (“TRC”), in exchange for a combination of cash, equity and/or borrowings under a subordinated note issued by TRC to one or more of the Originators. TRC may request borrowings and extensions of credit under the Loan and Security Agreement for up to the lesser of the maximum capacity under the facility or the eligible trade receivables balance of the Pool Receivables. TRC and each of the Originators have granted a security interest in all of their rights, title and interests in and to the Pool Receivables, together with all related security and interests in the proceeds thereof, to the lenders to secure the performance of TRC’s and the Originators’ payment and other obligations under the facility. In addition, Marathon Petroleum Corporation has issued a performance guaranty in favor of the lenders guaranteeing the performance by TRC and the Originators of their obligations under the facility.
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
The Loan and Security Agreement and other documents comprising the facility contain representations and covenants that we consider usual and customary for arrangements of this type. Trade receivables are subject to customary criteria, limits and reserves before being deemed to be eligible receivables that count towards the borrowing base under the trade receivables facility. In addition, the lender’s commitments to extend loans and credits under the facility are subject to termination, and TRC may be subject to default fees, upon the occurrence of certain events of default that are included in the Loan and Security Agreement and other facility documentation, all of which we consider to be usual and customary for arrangements of this type. As of December 31, 2025, we were in compliance with the covenants contained in the Loan and Security Agreement and other facility documentation.
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
The MPLX Credit Agreement contains certain representations and warranties, affirmative and restrictive covenants and events of default that we consider to be usual and customary for an agreement of this type, including a financial covenant that requires MPLX to maintain a ratio of Consolidated Total Debt as of the end of each fiscal quarter to Consolidated EBITDA, both as defined in the MPLX Credit Agreement, for the prior four fiscal quarters of no greater than 5.0 to 1.0 (or 5.5 to 1.0 for up to two fiscal quarters following certain acquisitions). Consolidated EBITDA is subject to adjustments for certain acquisitions completed and capital projects undertaken during the relevant period. The covenants also restrict, among other things, MPLX’s ability and/or the ability of certain of its subsidiaries to incur debt, create liens on assets and enter into transactions with affiliates. As of December 31, 2025, MPLX was in compliance with the covenants contained in the MPLX Credit Agreement.

20. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line:

(Millions of dollars)	2025	2024	2023
Refining & Marketing
Refined products	$116,504	$122,429	$132,675
Crude oil	5,817	7,298	7,423
Services and other	1,931	1,861	1,737
Total revenues from external customers	124,252	131,588	141,835
Midstream
Refined products	2,022	1,668	1,675
Services and other(a)	3,606	3,529	3,236
Total revenues from external customers	5,628	5,197	4,911
Renewable Diesel
Refined products	2,799	2,073	1,628
Services and other	15	6	5
Total revenues from external customers	2,814	2,079	1,633

Other service revenue	5	—	—

Sales and other operating revenues	$132,699	$138,864	$148,379
(a)    Includes sales-type lease revenue. See Note 26.
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of December 31, 2025, we do not have future performance obligations that are material to future periods.
Contract Balances
Our receivables primarily consist of customer receivables. Significant, non-customer balances included in our receivables at December 31, 2025 and December 31, 2024 include matching buy/sell receivables of $4.1 billion and $4.3 billion, respectively.
Our contract liabilities primarily represent advances from our customers prior to product of service delivery. At December 31, 2025 and December 31, 2024, contract liabilities were $215 million and $515 million, respectively. Contract liabilities are included in other current liabilities and deferred credits and other liabilities on our consolidated balance sheets. We classify contract liabilities as current or long-term based on the timing of when we expect to recognize revenue.

21. Supplemental Cash Flow Information

(Millions of dollars)	2025	2024	2023
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$1,219	$1,247	$1,200
Income taxes paid to taxing authorities
Federal(a)	333	635	2,321
State and local:
California	22	45	98
Other	33	46	327
Foreign	18	6	5
Total	406	732	2,751
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating leases	530	532	493
Interest payments under finance lease obligations	33	25	25
Net cash provided by financing activities included:
Principal payments under finance lease obligations	108	82	79
Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease obligations	724	637	465
Right of use assets obtained in exchange for new finance lease obligations	85	302	21
Contribution of assets(b)	115	—	—
Book value of equity method investment(c)	282	50	311
Contingent consideration(d)	234	—	—
(a)    Includes $332 million and $565 million in 2025 and 2024, respectively, paid to third parties and related parties for transferable tax credits. The 2025 total includes $221 million paid to Martinez Renewables LLC.
(b)    Represents the book value of assets contributed by MPLX to a JV.
(c)    2025 and 2023 represents the book value of MPLX’s equity method investment in BANGL and Torñado, respectively, prior to MPLX buying out the remaining interest in these entities. 2024 represents the book value of Coastal Holdings prior to MPC buying out the remaining 50 percent interest from our joint venture partner. See Note 5 for additional information.
(d)    See Note 5 - BANGL, LLC Acquisitions
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

(Millions of dollars)	2025	2024	2023
Additions to property, plant and equipment per the consolidated statements of cash flows	$3,486	$2,533	$1,890
Increase in capital accruals	143	34	184
Total capital expenditures	$3,629	$2,567	$2,074

22. Other Current Liabilities
The following summarizes the components of other current liabilities:

	December 31,
(Millions of dollars)	2025	2024
Environmental credits liability	$463	$422
Accrued interest payable	449	314
Other current liabilities	341	419
Total other current liabilities	$1,253	$1,155

23. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2022	$(163)	$165	$—	$2
Other comprehensive income (loss) before reclassifications, net of tax of $(22)	(60)	(21)	2	(79)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(45)	(22)	—	(67)
Amortization of actuarial gain(a)	(5)	—	—	(5)
Settlement gain(a)	(1)	—	—	(1)
Other	—	—	(1)	(1)
Tax effect	13	7	—	20
Other comprehensive income (loss)	(98)	(36)	1	(133)
Balance as of December 31, 2023	(261)	129	1	(131)
Other comprehensive income (loss) before reclassifications, net of tax of $16	44	10	(2)	52
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(33)	(22)	—	(55)
Amortization of actuarial loss(a)	6	—	—	6
Settlement loss(a)	3	—	—	3
Tax effect	6	5	—	11
Other comprehensive income (loss)	26	(7)	(2)	17
Balance as of December 31, 2024	(235)	122	(1)	(114)
Other comprehensive income (loss) before reclassifications, net of tax of $5	19	(1)	(1)	17
Amounts reclassified from accumulated other comprehensive loss:
Amortization of prior service credit(a)	(9)	(22)	—	(31)
Amortization of actuarial loss(a)	17	—	—	17
Settlement loss(a)	2	—	—	2
Other	—	—	1	1
Tax effect	(3)	6	—	3
Other comprehensive income (loss)	26	(17)	—	9
Balance as of December 31, 2025	$(209)	$105	$(1)	$(105)
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

(Millions of dollars)	2025	2024	2023
Cash balance weighted average interest crediting rates	4.19%	4.56%	3.57%

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
Obligations and Funded Status
The accumulated benefit obligation for all defined benefit pension plans was $2,818 million and $2,579 million as of December 31, 2025 and 2024.
The following summarizes the projected benefit obligations and funded status for our defined benefit pension and other postretirement plans:

	Pension Benefits		Other Benefits
(Millions of dollars)	2025	2024	2025	2024
Benefit obligations at January 1	$2,685	$2,563	$669	$679
Service cost	220	219	20	21
Interest cost	144	122	35	32
Actuarial (gain) loss	109	(32)	4	(14)
Benefits paid	(226)	(187)	(50)	(49)
Benefit obligations at December 31	2,932	2,685	678	669

Fair value of plan assets at January 1	2,158	2,082	—	—
Actual return on plan assets	267	161	—	—
Employer contributions	200	102	50	49
Benefits paid from plan assets	(226)	(187)	(50)	(49)
Fair value of plan assets at December 31	2,399	2,158	—	—

Funded status at December 31	$(533)	$(527)	$(678)	$(669)

Amounts recognized in the consolidated balance sheet for our pension and other postretirement benefit plans at December 31 include:

	Pension Benefits		Other Benefits
(Millions of dollars)	2025	2024	2025	2024
Noncurrent assets	$23	$22	$—	$—
Current liabilities	(10)	(11)	(51)	(50)
Noncurrent liabilities	(546)	(538)	(627)	(619)
Accrued benefit cost	$(533)	$(527)	$(678)	$(669)
Included in accumulated other comprehensive loss at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Pension Benefits		Other Benefits
(Millions of dollars)	2025	2024	2025	2024
Net actuarial loss	$367	$404	$40	$36
Prior service credit	(27)	(36)	(159)	(181)

Amounts exclude those related to LOOP and Explorer, equity method investees with defined benefit pension and postretirement plans for which net losses (gains) of less than $1 million and $7 million were recorded in accumulated other comprehensive income (loss) in 2025, reflecting our ownership share.
Components of Net Periodic Benefit Cost and Other Comprehensive (Income) Loss
The following summarizes the net periodic benefit costs and the amounts recognized as other comprehensive loss (pretax) for our defined benefit pension and other postretirement plans.

	Pension Benefits			Other Benefits
(Millions of dollars)	2025	2024	2023	2025	2024	2023
Service cost	$224	$227	$201	$20	$21	$18
Interest cost	144	122	116	35	32	31
Expected return on plan assets	(144)	(146)	(163)	—	—	—
Amortization of prior service credit	(9)	(33)	(45)	(22)	(22)	(22)
Amortization of actuarial (gain) loss	17	6	(5)	—	—	—
Settlement (gain) loss	2	3	(1)	—	—	—
Net periodic benefit cost(a)	$234	$179	$103	$33	$31	$27

Actuarial (gain) loss	$(18)	$(54)	$75	$4	$(15)	$31
Amortization of actuarial gain (loss)	(19)	(9)	6	—	—	—
Amortization of prior service credit	9	33	45	22	22	22
Total recognized in other comprehensive (income) loss	$(28)	$(30)	$126	$26	$7	$53

Total recognized in net periodic benefit cost and other comprehensive loss	$206	$149	$229	$59	$38	$80
(a)    Net periodic benefit cost reflects a calculated market-related value of plan assets which recognizes changes in fair value over three years.
The components of net periodic benefit cost, other than the service cost component, are included in net interest and other financial costs on the consolidated statements of income.
For certain of our pension plans, lump sum payments to employees retiring in 2025, 2024 and 2023 exceeded the plan’s total service and interest costs expected for those years. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, pension settlement expenses were recorded in 2025, 2024 and 2023.
Plan Assumptions
The following summarizes the assumptions used to determine the benefit obligations at December 31, and net periodic benefit cost for the defined benefit pension and other postretirement plans for 2025, 2024 and 2023.

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
Benefit obligation:
Discount rate	5.25%	5.55%	4.85%	5.40%	5.58%	4.88%
Rate of compensation increase	3.83%	4.18%	4.18%	3.83%	4.18%	4.18%

Net periodic benefit cost:
Discount rate	5.53%	4.85%	5.10%	5.58%	4.88%	5.08%
Expected long-term return on plan assets	7.10%	6.80%	7.00%	—%	—%	—%
Rate of compensation increase	3.83%	4.18%	4.18%	3.83%	4.18%	4.18%
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
Assumed Health Care Cost Trend
The following summarizes the assumed health care cost trend rates.

	December 31,
	2025	2024	2023
Health care cost trend rate assumed for the following year:
Medical: Pre-65	7.80%	7.90%	7.70%
Prescription drugs	13.30%	12.50%	10.80%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate):
Medical: Pre-65	4.50%	4.50%	4.50%
Prescription drugs	4.50%	4.50%	4.50%

Year that the rate reaches the ultimate trend rate:
Medical: Pre-65	2035	2034	2032
Prescription drugs	2035	2034	2032
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
The investment goals are implemented to manage the plans’ funded status volatility and minimize future cash contributions. The asset allocation strategy will change over time in response to changes primarily in funded status, which is dictated by current and anticipated market conditions, the independent actions of our investment committee, required cash flows to and from the plans and other factors deemed appropriate. Such changes in asset allocation are intended to allocate additional assets to the fixed income asset class should the funded status improve. The fixed income asset class shall be invested in such a manner that its interest rate sensitivity correlates highly with that of the plans’ liabilities. Other asset classes are intended to provide additional return with associated higher levels of risk. Investment performance and risk is measured and monitored on an ongoing basis through quarterly investment meetings and periodic asset and liability studies. At December 31, 2025, the primary plan’s targeted asset allocation was 50 percent equity, private equity, real estate, and timber securities and 50 percent fixed income securities.
Fair Value Measurements
Plan assets are measured at fair value. The following provides a description of the valuation techniques employed for each major plan asset category at December 31, 2025 and 2024.
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
The following tables present the fair values of our defined benefit pension plans’ assets, by level within the fair value hierarchy, as of December 31, 2025 and 2024.

	December 31, 2025				December 31, 2024
(Millions of dollars)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$74	$—	$74	$—	$62	$—	$62
Equity:
Common stocks	53	—	—	53	52	—	—	52
Mutual funds	141	—	—	141	125	—	—	125
Pooled funds	—	953	—	953	—	871	—	871
Fixed income:
Corporate	—	675	—	675	—	637	—	637
Government	—	166	—	166	—	267	—	267
Pooled funds	—	124	—	124	—	117	—	117
Exchange traded funds	190	—	—	190	—	—	—	—
Private equity	—	—	6	6	—	—	9	9
Real estate	—	—	9	9	—	—	11	11
Other	—	8	—	8	—	7	—	7
Total investments, at fair value	$384	$2,000	$15	$2,399	$177	$1,961	$20	$2,158
Cash Flows
Contributions to defined benefit plans
Our funding policy with respect to the funded pension plans is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional, discretionary, amounts from time to time as determined appropriate by management. In 2025, we made contributions totaling $191 million to our funded pension plans. For 2026, we estimate required funding of $263 million, but we may also make voluntary contributions to our funded pension plans at our discretion. Cash contributions to be paid from our general assets for the unfunded pension and postretirement plans are estimated to be approximately $10 million and $51 million, respectively, in 2026.

Estimated future benefit payments
The following gross benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated.

(Millions of dollars)	Pension Benefits	Other Benefits
2026	$228	$51
2027	243	52
2028	250	53
2029	260	55
2030	266	55
2031 through 2035	1,506	285
Contributions to defined contribution plan
We also contribute to a defined contribution plan for eligible employees. Contributions to this plan totaled $192 million, $181 million and $176 million in 2025, 2024 and 2023, respectively.
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
Our participation in this plan for 2025, 2024 and 2023 is outlined in the table below. The “EIN” column provides the Employee Identification Number for the plan. The most recent Pension Protection Act zone status available in 2025 and 2024 is for the plan years ending on December 31, 2024 and December 31, 2023, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates a financial improvement plan or a rehabilitation plan has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject. There have been no significant changes that affect the comparability of 2025, 2024 and 2023 contributions. Our portion of the contributions does not make up more than five percent of total contributions to the plan.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	MPC Contributions (Millions of dollars)			Surcharge Imposed	Expiration Date of Collective – Bargaining Agreement
Pension Fund	EIN	2025	2024		2025	2024	2023
Central States, Southeast and Southwest Areas Pension Plan(a)	366044243	Red	Red	Implemented	$4	$3	$5	No	January 31, 2031
(a)    This agreement has a minimum contribution requirement of $561 per week per employee for 2026. A total of 254 employees participated in the plan as of December 31, 2025.

Multiemployer Health and Welfare Plan
We contribute to one multiemployer health and welfare plan that covers both active employees and retirees. Through the health and welfare plan, employees receive medical, dental, vision, prescription and disability coverage. Our contributions to this plan totaled $7 million, $5 million and $7 million for 2025, 2024 and 2023, respectively.

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
Restricted Stock Units
We grant restricted stock unit awards to certain employees and to our non-employee directors. Vested restricted stock units are distributed in shares of MPC’s common stock on the dates specified in the awards. The number of restricted stock units granted pursuant to each award is determined by dividing the target value of the award by MPC’s common stock average 30-day closing price prior to the grant date. In general, restricted stock units granted to employees vest over a requisite service period of three years. Restricted stock units granted to non-employee directors prior to May 1, 2025 were considered to vest immediately at the time of the grant for accounting purposes, as they were non-forfeitable as of the grant date and distributed upon the director’s departure from the board of directors. Restricted stock units granted to non-employee directors after April 30, 2025 are fully earned at the grant date but are subject to proration if the director departs from the board of directors prior to the one-year anniversary of the grant date. These awards are considered to vest over the one-year service period for accounting purposes. For restricted stock units granted to a non-employee director after April 30, 2025, the director may elect to defer distributions until the director’s departure from the board of directors; if no deferral election is made the restricted stock units are distributed following the one-year anniversary of the grant date.
Restricted stock unit recipients do not have the right to vote any shares of stock and accrue dividend equivalents which when vested are payable on the dates specified in the awards. Accrued dividend equivalents on vested employee awards are paid in cash. Accrued dividend equivalents on vested non-employee director awards are settled in shares of MPC common stock. We expense restricted stock units based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The fair values of restricted stock units are equal to the market price of our common stock on the grant date.
Performance Share Units
We grant performance share unit awards to certain officer and non-officer employees. At grant, a performance share unit has a target value equal to the MPC common stock average 30-day closing price prior to the grant date. The actual payout value of a performance share unit is based on company performance (which can range from 0 percent to 200 percent) for the three-year performance period beginning January 1 of the year of grant, multiplied by, for the awards granted in 2022, MPC’s closing share price on the date the Committee certifies performance; and for the awards granted in 2023, 2024 and 2025, MPC’s average closing share price for the final thirty calendar days at the end of the performance period. For awards granted in 2022 through 2024, and for two-thirds of the value of the awards granted in 2025 Company performance for purposes of payout will be determined by the relative ranking of the total shareholder return (“TSR”) of MPC common stock over the three-year performance period compared to the TSR of a select group of peer companies, the Standard & Poor’s 500 Index, the Alerian MLP Index, as well as the median of MPC’s compensation reference group applicable for the year the award is granted. For the remaining one-third of the value of the awards granted in 2025, Company performance for purposes of payout will be determined by MPC’s relative change in free cash flow (“FCF”) per share generated during the performance period compared to the FCF of a select group of peer companies. These awards settle 100 percent in cash and are accounted for as liability awards. We expense liability-classified performance share unit awards at fair value over the requisite service period, with mark-to-market adjustments made each quarter until payout occurs. The fair value of the TSR service condition is determined using a Monte Carlo valuation model. The fair value of the FCF performance condition is valued using management’s current estimate of the most probable payout percentage.
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
Total Share-Based Compensation Expense
The following table reflects activity related to our share-based compensation arrangements:

(Millions of dollars)	2025	2024	2023
Share-based compensation expense	$160	$137	$211
Tax benefit recognized on share-based compensation expense	38	33	51
Cash received by MPC upon exercise of stock option awards	24	25	62
Tax benefit received for tax deductions for stock awards exercised	6	28	49
Stock Option Awards
The following is a summary of our common stock option activity in 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (Millions of dollars)
Outstanding at December 31, 2024	506,060	$57.50
Exercised	(381,401)	62.50
Outstanding at December 31, 2025(a)	124,659	42.17	3.5	$15
(a)    All options outstanding at December 31, 2025 are fully vested and exercisable.
The intrinsic value of options exercised by MPC employees during 2025, 2024 and 2023 was $35 million, $75 million and $136 million, respectively.
As of December 31, 2025, there was no unrecognized compensation cost related to stock option awards.
Restricted Stock Unit Awards
The following is a summary of restricted stock unit award activity of our common stock in 2025:

	Restricted Stock Units
	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	1,033,269	$142.08
Granted	564,679	159.47
Vested	(424,718)	120.03
Forfeited	(62,801)	152.07
Unvested at December 31, 2025	1,110,429	158.79

The following is a summary of the values related to restricted stock unit awards held by MPC employees and non-employee directors:

	Restricted Stock Units
	Intrinsic Value of Awards Vested During the Period (Millions of dollars)	Weighted Average Grant Date Fair Value of Awards Granted During the Period
2025	$71	$159.47
2024	102	171.55
2023	144	133.94
As of December 31, 2025, unrecognized compensation cost related to restricted stock unit awards was $98 million, which is expected to be recognized over a weighted average period of 1.9 years.
Performance Awards
The following is a summary of performance share unit awards activity in 2025:

Number of Performance Share Units
Unvested at December 31, 2024	427,348
Granted	303,688
Vested	(271,706)
Forfeited	(17,499)
Unvested at December 31, 2025	441,831
We paid $122 million, $169 million and $14 million during the years ended 2025, 2024 and 2023, respectively, to settle performance awards.
As of December 31, 2025, unrecognized compensation cost related to performance awards was $19 million, which is expected to be recognized over a weighted average period of 1.3 years. As of December 31, 2025, the total liability associated with performance awards was $151 million.
MPLX Awards
Compensation expense for awards of MPLX units are not material to our consolidated financial statements for 2025.

26. Leases
Lessee
We lease a wide variety of facilities and equipment including land and building space, office and field equipment, storage facilities and transportation equipment. Our remaining lease terms range from less than one year to 93 years. Most long-term leases include renewal options ranging from one year to 40 years and, in certain leases, also include purchase options. The lease term included in the measurement of right of use assets and lease liabilities includes options to extend or terminate our leases that we are reasonably certain to exercise.

Under ASC 842, the components of lease cost are shown below. Lease costs for operating leases are recognized on a straight-line basis and are reflected in the income statement based on the leased asset’s use. Lease costs for finance leases are reflected in depreciation and amortization and in net interest and other financial costs.

(Millions of dollars)	2025	2024	2023
Finance lease cost:
Amortization of right of use assets	$102	$80	$73
Interest on lease liabilities	33	26	25
Operating lease cost	541	534	489
Variable lease cost	68	60	54
Short-term lease cost	964	952	881
Total lease cost	$1,708	$1,652	$1,522
Supplemental consolidated balance sheet data related to leases were as follows:

	December 31,
(Millions of dollars)	2025	2024
Operating leases
Assets
Right of use assets	$1,493	$1,300
Liabilities
Operating lease liabilities	$489	$417
Long-term operating lease liabilities	993	860
Total operating lease liabilities	$1,482	$1,277

Weighted average remaining lease term (in years)	4	4
Weighted average discount rate	4.5%	4.4%

Finance leases
Assets
Property, plant and equipment, gross	$1,183	$1,118
Less accumulated depreciation	608	510
Property, plant and equipment, net	$575	$608
Liabilities
Debt due within one year	$105	$94
Long-term debt	590	630
Total finance lease liabilities	$695	$724

Weighted average remaining lease term (in years)	8	9
Weighted average discount rate	4.8%	4.8%
As of December 31, 2025, maturities of lease liabilities for operating lease obligations and finance lease obligations having initial or remaining non-cancellable lease terms in excess of one year are as follows:

(Millions of dollars)	Operating	Finance
2026	$544	$135
2027	397	123
2028	288	108
2029	172	90
2030	98	79
2031 and thereafter	128	312
Gross lease payments	1,627	847
Less: imputed interest	145	152
Total lease liabilities	$1,482	$695

Lessor
MPLX is considered to be the lessor under several operating lease agreements in accordance with GAAP related to certain fee-based natural gas transportation and processing agreements in the Marcellus and Southern Appalachia region. The primary terms of these agreements expire between 2026 and 2036; however, these contracts either have renewal options or will continue thereafter on a year-to-year basis until terminated by either party.
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
Lease revenues are included in sales and other operating revenues on the consolidated statements of income. Lease revenues were as follows:

(Millions of dollars)	2025	2024	2023
Operating leases:
Rental income	$268	$260	$243
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	113	114	114
Interest income (Revenue from variable lease payments)	38	22	22
Sales-type lease revenue	$151	$136	$136
The following is a schedule of minimum future rentals on the non-cancelable operating leases as of December 31, 2025:

(Millions of dollars)
2026	$111
2027	86
2028	78
2029	77
2030	63
2031 and thereafter	191
Total minimum future rentals	$606
Annual minimum undiscounted lease payment receipts under our sales-type leases were as follows as of December 31, 2025:

(Millions of dollars)
2026	$181
2027	163
2028	154
2029	146
2030	138
2031 and thereafter	903
Total minimum future rentals	1,685
Less: imputed interest	691
Lease receivables(a)	$994

Current lease receivables(b)	$108
Long-term lease receivables(c)	886
Unguaranteed residual assets	117
Total sales-type lease assets	$1,111
(a)    This amount does not include the unguaranteed residual assets.
(b)    Presented in receivables, net on the consolidated balance sheets.
(c)    Presented in other noncurrent assets on the consolidated balance sheets.

Capital expenditures related to assets subject to sales-type lease arrangements were $137 million, $69 million and $50 million for the year ended December 31, 2025, 2024 and 2023, respectively. These amounts are reflected as additions to property, plant and equipment in the consolidated statements of cash flows.
The following schedule summarizes our investment in assets held under operating lease by major classes as of December 31, 2025 and 2024:

	December 31,
(Millions of dollars)	2025	2024
Gathering and transportation	$111	$86
Processing and fractionation	1,017	1,039
Pipelines	6	18
Refining Logistics	277	—
Terminals	1	129
Land, building and other	12	11
Property, plant and equipment	1,424	1,283
Less accumulated depreciation	567	458
Total property, plant and equipment, net	$857	$825

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
At December 31, 2025 and 2024, accrued liabilities for remediation totaled $355 million and $364 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $4 million and $6 million at December 31, 2025 and 2024, respectively.
We are involved in a number of environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Climate Change Litigation
Governmental and other entities in various states have filed climate-related lawsuits against a number of energy companies, including MPC. Although each suit is separate and unique, the lawsuits generally allege defendants made knowing misrepresentations about knowingly concealing, or failing to warn of the impacts of their petroleum products, which led to increased demand and worsened climate change. Plaintiffs are seeking unspecified damages and abatement under various tort theories, as well as breaches of consumer protection and unfair trade statutes. We are currently subject to such proceedings in federal or state courts in Delaware, Maryland and Oregon. The pending cases are: Mayor and City Counsel of Baltimore, Maryland v. BP P.L.C., et al., (Md. Cir. Ct.) (date instituted July 20, 2018); Delaware ex rel. Jennings v. BP America Inc., et al., (Del. Super. Ct.) (date instituted September 10, 2020); City of Annapolis v. BP P.L.C., et al., (Md. Cir. Ct.) (date instituted February 22, 2021); Anne Arundel County, Maryland v. BP P.L.C. et al., (Md. Cir. Ct.), (date instituted April 26, 2021); County of Multnomah v. Exxon Mobil Corp., et al., (Or. Cir. Ct.) (date instituted June 22, 2023).
Similar lawsuits may be filed in other jurisdictions. At this stage in the litigation, the ultimate outcome of these matters remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.

Other Legal Proceedings
Tesoro High Plains Pipeline
In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA's prior orders related to THPP’s alleged trespass and directed the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (collectively, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. The case will proceed on the merits of THPP’s challenge to the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2040. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $210 million as of December 31, 2025.
Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”), which owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline system”). In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued the final EIS in late 2025 and recommended the continued operation of the pipeline. The Army Corps may issue a Record of Decision now that the final EIS has been issued. New litigation may be filed now that the final EIS has been issued.
MPLX has entered into a Contingent Equity Contribution Agreement whereby it, along with the other joint venture owners in the Bakken Pipeline system, has agreed to make equity contributions to the joint venture upon certain events occurring, such as a vacatur of the easement resulting in a shutdown of the pipeline, to allow the entities that own and operate the Bakken Pipeline system to satisfy their senior note payment obligations.
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of December 31, 2025, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $186 million as of December 31, 2025, which primarily consist of a commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee, a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
Contractual Commitments and Contingencies
At December 31, 2025, our contractual commitments to acquire property, plant and equipment totaled $453 million. Our contractual commitments to acquire property, plant and equipment totaled $260 million at December 31, 2024.
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
Asset Retirement Obligations
Our short-term asset retirement obligations were $37 million and $36 million at December 31, 2025 and 2024, respectively, and are included in other current liabilities in our consolidated balance sheets. Our long-term asset retirement obligations were $225 million and $210 million at December 31, 2025 and 2024, respectively, which are included in deferred credits and other liabilities in our consolidated balance sheets.
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

28. Subsequent Event
On February 12, 2026, MPLX issued $1.5 billion aggregate principal amount of senior notes in an underwritten public offering, consisting of $1.0 billion aggregate amount of 5.300 percent senior notes due April 2036 and $500 million aggregate principal amount of 6.100 percent senior notes due April 2056. MPLX intends to use the net proceeds from this offering to repay MPLX’s outstanding $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 at maturity. Pending final use, MPLX may invest the proceeds in short-term marketable securities or other investments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control over Financial Reporting
MPC’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based on the results of this evaluation, MPC’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.
In accordance with guidance issued by the Securities and Exchange Commission staff, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Consistent with this guidance, management’s assessment of the effectiveness of MPC’s internal control over financial reporting as of December 31, 2025, excluded the internal controls of Northwind Midstream, which was acquired in a business combination on August 29, 2025. The total assets and total revenues and other income of Northwind Midstream, a wholly-owned subsidiary, represented approximately 2% and less than 1% of the MPC’s consolidated total assets and total revenues and other income, respectively, as of and for the year ended December 31, 2025. MPC intends to include Northwind Midstream in future assessments of internal control over financial reporting.
The effectiveness of MPC’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
The “Report of Independent Registered Public Accounting Firm” is set forth in Item 8.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Marathon Petroleum Termination Allowance Plan
Marathon Petroleum Company LP (“MPC LP”), an affiliate of the Company, sponsors and maintains the Marathon Petroleum Termination Allowance Plan (the “TAP Plan”), which is intended to provide eligible employees of MPC LP and its affiliates with certain severance (a “termination allowance”) and other benefits in connection with certain involuntary terminations of employment. On February 25, 2026, the Company’s Board of Directors approved changes to the termination allowance formula applicable to certain employees of the Company, including those employees who are the Company’s named executive officers.
All employees must meet certain requirements to be eligible for a termination allowance and other benefits under the TAP Plan. The amount of the termination allowance for an eligible employee who is a Senior Leader (as defined in the TAP Plan to include the Company’s named executive officers) is the sum of his or her: (a) annual base salary rate as in effect on the date preceding his or her termination date and (b) target award amount pursuant to the Company’s Annual Cash Bonus Program. The amount of the termination allowance for the Chief Executive Officer is two times the sum of his or her: (a) annual base salary rate as in effect on the date preceding his or her termination date and (b) target award amount pursuant to the Company’s Annual Cash Bonus Program.

The foregoing description of the TAP Plan is qualified in its entirety by reference to the full text of the TAP Plan, a copy of which is attached as Exhibit 10.65 to this Annual Report on Form 10-K and incorporated herein by reference.
Former Officer Departure
On December 18, 2025, the Company announced that John J. Quaid would cease to serve as Executive Vice President and Chief Financial Officer of the Company, effective January 19, 2026. Following such effective date, Mr. Quaid has continued with the Company in a non-executive officer role for a period of transition that is expected to end on March 31, 2026.
In connection with his departure, Mr. Quaid is expected to receive approximately $1.68 million under the TAP Plan, revised as described above, as well as other benefits to which he is entitled under the Company’s pre-existing compensation plans and programs, as described in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, filed on Schedule 14A with the Securities and Exchange Commission on March 17, 2025. Mr. Quaid will also be eligible for a bonus under the Company’s 2026 Annual Cash Bonus Program, calculated using his 2026 eligible earnings through his departure date, which has the effect of prorating the award.
On February 25, 2026, the Compensation and Organization Development Committee of the Company’s Board of Directors approved the form of an amendment to Mr. Quaid’s 2024 Performance Share Unit Award Agreement (the “2024 PSU Award Agreement Amendment”) and the form of an amendment to Mr. Quaid’s 2025 Performance Share Unit Award Agreement (the “2025 PSU Award Agreement Amendment”). These amendments provide that 8,256 performance share units awarded under Mr. Quaid’s 2024 Performance Share Unit Award Agreement and 5,558 performance share units awarded under Mr. Quaid’s 2025 Performance Share Unit Award Agreement, which in each case reflects proration of Mr. Quaid’s time of service during the applicable performance period through his departure, will become non-forfeitable upon his departure.
The foregoing description of the 2024 PSU Award Agreement Amendment and the 2025 PSU Award Agreement Amendment is qualified in its entirety by reference to the full text of 2024 PSU Award Agreement Amendment and the 2025 PSU Award Agreement Amendment, copies of which are attached as Exhibit 10.66 and Exhibit 10.67, respectively, to this Annual Report on Form 10-K and incorporated herein by reference.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information concerning our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Information concerning our directors is incorporated by reference to “Corporate Governance—Proposal 1. Election of Directors” in our Proxy Statement for the 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2025 (the “Proxy Statement”).
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2025 with respect to shares of our common stock that may be issued under the MPC 2021 Plan, the MPC 2012 Plan and the MPC 2011 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(c)
Equity compensation plans approved by stockholders	1,456,316	$42.17	19,058,052
Equity compensation plan not approved by stockholders	—	—	—
Total	1,456,316	N/A	19,058,052
 (a)     Includes the following:
1)    124,659 stock options granted pursuant to the MPC 2012 Plan and not forfeited, cancelled or expired as of December 31, 2025; and
2)    1,331,657 restricted stock units granted pursuant to the MPC 2021 Plan, the MPC 2012 Plan and the MPC 2011 Plan for shares unissued and not forfeited, cancelled or expired as of December 31, 2025.
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
3.    Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
3	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated April 24, 2024	8-K	3.2	4/26/2024	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021	10-Q	3.2	11/2/2021	001-35054
4	Instruments Defining the Rights of Security Holders, Including Indentures, and Description of Registrant’s Securities
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10 percent of the total consolidated assets of the Registrant. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
4.1	Indenture, dated as of February 1, 2011, between Marathon Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	10	4.1	3/29/2011	001-35054
4.2	Indenture, dated February 12, 2015, between MPLX LP and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	2/12/2015	001-35714
4.3	Description of Securities	10-K	4.3	2/23/2023	001-35054
10	Material Contracts
10.1	Omnibus Agreement, dated as of October 31, 2012, among Marathon Petroleum Corporation, Marathon Petroleum Company LP, MPL Investment LLC, MPLX Operations LLC, MPLX Terminal and Storage LLC, MPLX Pipe Line Holdings LP, Marathon Pipe Line LLC, Ohio River Pipe Line LLC, MPLX LP and MPLX GP LLC	8-K	10.2	11/6/2012	001-35054
10.2*	Marathon Petroleum Corporation Second Amended and Restated 2011 Incentive Compensation Plan	S-3	4.3	12/7/2011	333-175286
10.3*	First Amendment to the Marathon Petroleum Corporation Amended and Restated 2011 Incentive Compensation Plan	10-Q	10.1	8/3/2015	001-35054
10.4*	Amended and Restated Marathon Petroleum Corporation 2012 Incentive Compensation Plan	10-K	10.87	2/28/2019	001-35054
10.5*	First Amendment to the Amended and Restated Marathon Petroleum Corporation 2012 Incentive Compensation Plan	10-K	10.84	2/28/2020	001-35054
10.6*	Marathon Petroleum Corporation 2021 Incentive Compensation Plan	8-K	10.1	5/4/2021	001-35054
10.7*	MPLX LP 2012 Incentive Compensation Plan	S-1/A	10.3	10/9/2012	333-182500

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.8*	MPLX LP 2012 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.32	2/28/2013	001-35054
10.9*	MPLX LP 2018 Incentive Compensation Plan	8-K	10.1	3/5/2018	001-35714
10.10*	First Amendment to the MPLX 2018 Incentive Compensation Plan	10-K	10.75	2/28/2020	001-35714
10.11*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy	10-K	10.86	2/28/2019	001-35054
10.12*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated October 1, 2024	10-Q	10.4	11/05/2024	001-35054
10.13*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated effective November 15, 2024	10-K	10.43	2/27/2025	001-35054
10.14*	MPLX LP 2018 Incentive Compensation Plan MPC Non-Employee Director Phantom Unit Award Policy, as amended and restated effective August 25, 2025	10-Q	10.2	11/4/2025	001-35054
10.15*	Marathon Petroleum Executive Deferred Compensation Plan, effective January 1, 2021	10-K	10.73	2/26/2021	001-35054
10.16*	Marathon Petroleum Executive Deferred Compensation Plan Adoption Agreement, effective January 1, 2021	10-K	10.74	2/26/2021	001-35054
10.17*	Marathon Petroleum Deferred Compensation Plan (as amended and restated effective December 31, 2023)	10-K	10.44	2/28/2024	001-35054
10.18*	Form of Marathon Petroleum Corporation 2011 Incentive Compensation Plan Supplemental Restricted Stock Unit Award Agreement – Non-Employee Director	10-K	10.22	2/29/2012	001-35054
10.19*	2025 Marathon Petroleum Annual Cash Bonus Program	10-Q	10.9	5/6/2025	001-35054
10.20*	Form of Nonqualified Stock Option Award Agreement - Officer	10-Q	10.2	5/9/2019	001-35054
10.21*	Form of 2020 Nonqualified Stock Option Award Agreement - Officer	10-Q	10.3	5/7/2020	001-35054
10.22*	Form of 2023 MPC Officer Performance Share Unit Award Agreement – 2023-2025 Performance Period	10-K	10.48	2/23/2023	001-35054
10.23*	Form of 2023 MPC Officer RSU Award Agreement - 2021 Plan	10-K	10.49	2/23/2023	001-35054
10.24*	Form of 2023 MPLX Phantom Unit Award Agreement	10-K	10.52	2/23/2023	001-35054
10.25*	Form of MPC Officer Performance Unit Award Agreement – 2024-2026 Performance Cycle	10-K	10.41	2/28/2024	001-35054
10.26*	Form of 2025 MPC Officer Performance Unit Award Agreement – 2025 – 2027 Performance Cycle	10-Q	10.3	5/6/2025	001-35054
10.27*	Michael J. Hennigan Form of 2025 MPC Officer Performance Unit Award Agreement – 2025 – 2027 Performance Cycle	10-Q	10.6	5/6/2025	001-35054
10.28*	Form of 2024 MPC Officer RSU Award Agreement – 3-year Pro Rata Vesting	10-K	10.42	2/28/2024	001-35054
10.29*	Michael J. Hennigan Form of 2025 MPC RSU Award Agreement – 3-year Pro Rata Vesting	10-Q	10.7	5/6/2025	001-35054
10.30*	Form of 2025 MPC RSU Award Agreement – 3-year Pro Rata Vesting	10-Q	10.4	5/6/2025	001-35054
10.31*	Form of 2024 MPLX Phantom Unit Award Agreement	10-Q	10.1	4/30/2024	001-35054

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.32*	Michael J. Hennigan Form of 2025 MPLX Phantom Unit Award Agreement	10-Q	10.8	5/6/2025	001-35054
10.33*	Form of 2025 MPLX Phantom Unit Award Agreement	10-Q	10.5	5/6/2025	001-35054
10.34*	Marathon Petroleum Thrift Plan, as amended and restated effective January 1, 2023	10-K	10.50	2/23/2023	001-35054
10.35*	First Amendment to the Marathon Petroleum Thrift Plan	10-Q	10.3	5/2/2023	001-35054
10.36*	Second Amendment to the Marathon Petroleum Thrift Plan	10-Q	10.1	8/1/2023	001-35054
10.37*	Third Amendment to the Marathon Petroleum Thrift Plan	10-K	10.36	2/28/2024	001-35054
10.38*	Fourth Amendment to the Marathon Petroleum Thrift Plan	10-K	10.37	2/28/2024	001-35054
10.39*	Fifth Amendment to the Marathon Petroleum Thrift Plan	10-Q	10.2	4/30/2024	001-35054
10.40*	Sixth Amendment to the Marathon Petroleum Thrift Plan	10-Q	10.5	11/05/2024	001-35054
10.41*	Seventh Amendment to the Marathon Petroleum Thrift Plan	10-K	10.50	2/27/2025	001-35054
10.42*	Eighth Amendment to the Marathon Petroleum Thrift Plan	10-Q	10.1	8/5/2025	001-35054
10.43*	Marathon Petroleum Excess Benefit Plan (as amended and restated effective December 31, 2023)	10-K	10.45	2/28/2024	001-35054
10.44*	Amendment to the Marathon Petroleum Excess Benefit Plan, dated April 10, 2024	10-Q	10.1	8/06/2024	001-35054
10.45*	Marathon Petroleum Corporation Senior Leader Change in Control Severance Benefits Plan, as amended and restated effective December 1, 2024	10-K	10.48	2/27/2025	001-35054
10.46*	MPLX LP Senior Leader Change in Control Severance Benefits Plan, as amended and restated effective December 1, 2024	10-K	10.49	2/27/2025	001-35054
10.47*	Amended and Restated Aircraft Time Sharing Agreement, dated as of August 14, 2024, by and between Marathon Petroleum Company LP and Michael J. Hennigan	10-Q	10.1	11/05/2024	001-35054
10.48*	First Amendment to Amended and Restated Aircraft Time Sharing Agreement dated as of October 16, 2024, by and between Marathon Petroleum Company LP and Michael J. Hennigan	10-K	10.44	2/27/2025	001-35054
10.49*	Second Amendment to Amended and Restated Aircraft Time Sharing Agreement dated as of November 30, 2024, by and between Marathon Petroleum Company LP and Michael J. Hennigan	10-K	10.45	2/27/2025	001-35054
10.50*	Third Amendment to Amended and Restated Aircraft Time Sharing Agreement dated as of January 10, 2025, by and between Marathon Petroleum Company LP and Michael J. Hennigan	10-Q	10.2	5/06/2025	001-35054
10.51*	Aircraft Time Sharing Agreement, dated as of August 14, 2024, by and between Marathon Petroleum Company LP and Maryann T. Mannen	10-Q	10.2	11/05/2024	001-35054
10.52*	First Amendment to Aircraft Time Sharing Agreement dated as of October 16, 2024, by and between Marathon Petroleum Company LP and Maryann T. Mannen	10-K	10.46	2/27/2025	001-35054

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.53*	Second Amendment to Aircraft Time Sharing Agreement dated as of November 30, 2024, by and between Marathon Petroleum Company LP and Maryann T. Mannen	10-K	10.47	2/27/2025	001-35054
10.54*	Third Amendment to Aircraft Time Sharing Agreement dated as of January 10, 2025, by and between Marathon Petroleum Company LP and Maryann T. Mannen	10-Q	10.1	5/6/2025	001-35054
10.55*	Consulting Agreement effective August 4, 2025 between Timothy J. Aydt and Marathon Petroleum Corporation	10-Q	10.1	11/4/2025	001-35054
10.56
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
10.57
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
		8-K	10.2	7/12/2022	001-35054
10.58*	First Amendment to the Marathon Petroleum Executive Deferred Compensation Plan					X
10.59*	Marathon Petroleum Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective November 15, 2024					X
10.60*	Ninth Amendment to the Marathon Petroleum Thrift Plan					X
10.61*	Second Amendment to the Marathon Petroleum Executive Deferred Compensation Plan					X
10.62*	Form of 2026 MPC Performance Share Unit Award Agreement - 2026 – 2028 Performance Period					X
10.63*	Form of 2026 MPC Officer RSU Award Agreement – 3-year Pro Rata Vesting					X
10.64*	2026 Marathon Petroleum Annual Cash Bonus Program					X
10.65*	Marathon Petroleum Termination Allowance Plan					X
10.66*	Form of Amendment to 2024 MPC Performance Share Unit Award Agreement for John J. Quaid					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.	Filed Herewith	Furnished Herewith
10.67*	Form of Amendment to 2025 MPC Performance Share Unit Award Agreement for John J. Quaid					X
19.1	Trading of Securities Policy	10-K	19.1	2/27/2025	001-35054
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney of Directors and Officers of Marathon Petroleum Corporation					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						X
97.1	Marathon Petroleum Corporation Officer Compensation Clawback Policy	10-K	97.1	2/28/2024	001-35054
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Indicates management contract or compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant may be participants.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2026	MARATHON PETROLEUM CORPORATION

	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 26, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Maryann T. Mannen	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Maryann T. Mannen

/s/ Maria A. Khoury	Executive Vice President and Chief Financial Officer (principal financial officer)
Maria A. Khoury

/s/ Erin M. Brzezinski	Vice President and Controller (principal accounting officer)
Erin M. Brzezinski

*	Director
Abdulaziz F. Alkhayyal

*	Director
Evan Bayh

*	Director
Jeffrey C. Campbell

*	Director
Jonathan Z. Cohen

*	Director
Kimberly N. Ellison-Taylor

*	Director
Eileen P. Paterson

*	Director
Kim K.W. Rucker

Signature	Title

*	Director
Frank M. Semple

*	Director
J. Michael Stice

*	Director
John P. Surma

* The undersigned, by signing her name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above-named directors and officers of the registrant, which is being filed herewith on behalf of such directors and officers.

By:	/s/ Maryann T. Mannen	February 26, 2026
Maryann T. Mannen Attorney-in-Fact