Form 10-Q
period 2026-03-31
Marathon Petroleum Corp
filed 2026-05-05
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
There were 291,936,635 shares of Marathon Petroleum Corporation common stock outstanding as of April 30, 2026.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Revenues and other income:
Sales and other operating revenues	$34,200	$31,517
Income from equity method investments	176	230
Other income	192	103
Total revenues and other income	34,568	31,850

Costs and expenses:
Cost of revenues (excludes items below)	31,261	29,360
Depreciation and amortization	809	793
Selling, general and administrative expenses	867	783
Other taxes	227	227
Total costs and expenses	33,164	31,163

Income from operations	1,404	687
Net interest and other financial costs	370	304
Income before income taxes	1,034	383
Provision for income taxes	183	37
Net income	851	346
Less net income attributable to:
Noncontrolling interests	340	420
Net income (loss) attributable to MPC	$511	$(74)

Per share data (See Note 7)
Basic:
Net income (loss) attributable to MPC per share	$1.73	$(0.24)
Weighted average shares outstanding	295	313

Diluted:
Net income (loss) attributable to MPC per share	$1.73	$(0.24)
Weighted average shares outstanding	295	313
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Net income	$851	$346
Defined benefit plans:
Actuarial changes, net of tax of $1 and $3, respectively	3	11
Prior service, net of tax of $(2) and $(2), respectively	(6)	(6)
Other, net of tax of $— and $—, respectively	—	—
Other comprehensive income (loss)	(3)	5
Comprehensive income	848	351
Less comprehensive income attributable to:
Noncontrolling interests	340	420
Comprehensive income (loss) attributable to MPC	$508	$(69)
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(Millions of dollars, except share data)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,151	$3,672
Receivables, less allowance for expected credit loss of $16 and $20, respectively	14,629	10,317
Inventories	10,764	10,129
Other current assets	1,154	662
Total current assets	28,698	24,780
Equity method investments	6,999	6,795
Property, plant and equipment, net	37,597	37,397
Goodwill	9,335	9,354
Intangibles, net	2,658	2,714
Right of use assets, net	1,507	1,493
Other noncurrent assets	1,393	1,422
Total assets	$88,187	$83,955

Liabilities
Accounts payable	$17,617	$12,974
Payroll and benefits payable	1,208	1,107
Accrued taxes	1,632	1,484
Debt due within one year	2,119	2,371
Operating lease liabilities	501	489
Other current liabilities	1,334	1,253
Total current liabilities	24,411	19,678
Long-term debt	30,706	30,505
Deferred income taxes	5,995	5,984
Defined benefit postretirement plan obligations	1,231	1,173
Long-term operating lease liabilities	1,000	993
Deferred credits and other liabilities	1,417	1,536
Total liabilities	64,760	59,869

Commitments and contingencies (see Note 22)

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 995 million and 994 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 702 million and 699 million shares	(56,783)	(56,027)
Additional paid-in capital	33,668	33,685
Retained earnings	39,966	39,751
Accumulated other comprehensive loss	(108)	(105)
Total MPC stockholders’ equity	16,753	17,314
Noncontrolling interests	6,674	6,772
Total equity	23,427	24,086
Total liabilities and equity	$88,187	$83,955
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Operating activities:
Net income	$851	$346
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of deferred financing costs and debt discount	10	12
Depreciation and amortization	809	793
Pension and other postretirement benefits, net	55	15
Deferred income taxes	19	(28)
Income from equity method investments	(176)	(230)
Distributions from equity method investments	273	227
Changes in the fair value of derivative instruments	(318)	(16)
Changes in:
Current receivables	(4,302)	(928)
Inventories	(635)	(920)
Current liabilities and other current assets	4,677	788
Right of use assets and operating lease liabilities, net	5	2
All other, net	(147)	(125)
Net cash provided by (used in) operating activities	1,121	(64)

Investing activities:
Additions to property, plant and equipment	(913)	(663)
Acquisitions, net of cash acquired	14	(237)
Disposal of assets	5	1
Investments – acquisitions and contributions	(302)	(132)
Investments – redemptions, repayments, return of capital and sales proceeds	—	21
All other, net	149	87
Net cash used in investing activities	(1,047)	(923)

Financing activities:
Commercial paper – issued	3,864	—
Commercial paper – repayments	(3,864)	—
Long-term debt – borrowings	1,489	4,372
Long-term debt – repayments	(1,538)	(930)
Debt issuance costs	(15)	(36)
Issuance of common stock	1	23
Common stock repurchased	(750)	(1,057)
Dividends paid	(295)	(285)
Distributions to noncontrolling interests	(407)	(370)
Repurchases of noncontrolling interests	(50)	(100)
All other, net	(31)	(28)
Net cash provided by (used in) financing activities	(1,596)	1,589

Net change in cash, cash equivalents and restricted cash	(1,522)	602
Cash, cash equivalents and restricted cash at beginning of period(a)	3,673	3,211
Cash, cash equivalents and restricted cash at end of period(a)	$2,151	$3,813
(a) Restricted cash is included in other current assets on our consolidated balance sheets.
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	994	$10	(699)	$(56,027)	$33,685	$39,751	$(105)	$6,772	$24,086	$—
Net income	—	—	—	—	—	511	—	340	851	—
Dividends declared on common stock ($1.00 per share)	—	—	—	—	—	(295)	—	—	(295)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(407)	(407)	—
Other comprehensive loss	—	—	—	—	—	—	(3)	—	(3)	—
Shares repurchased	—	—	(3)	(756)	—	—	—	—	(756)	—
Share-based compensation	1	—	—	—	(3)	(1)	—	(3)	(7)	—
Equity transactions of MPLX	—	—	—	—	(14)	—	—	(28)	(42)	—
Balance as of March 31, 2026	995	$10	(702)	$(56,783)	$33,668	$39,966	$(108)	$6,674	$23,427	$—

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	994	$10	(678)	$(52,623)	$33,624	$36,848	$(114)	$6,558	$24,303	$203
Net income (loss)	—	—	—	—	—	(74)	—	420	346	—
Dividends declared on common stock ($0.91 per share)	—	—	—	—	—	(285)	—	—	(285)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(364)	(364)	(6)
Other comprehensive income	—	—	—	—	—	—	5	—	5	—
Shares repurchased	—	—	(7)	(1,039)	—	—	—	—	(1,039)	—
Share-based compensation	—	—	—	—	19	—	—	(3)	16	—
Equity transactions of MPLX	—	—	—	—	25	—	—	58	83	(197)
Balance as of March 31, 2025	994	$10	(685)	$(53,662)	$33,668	$36,489	$(109)	$6,669	$23,065	$—

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
Refer to Note 3 for additional information on MPLX and Note 9 for additional information about our operations.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
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

3. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of March 31, 2026, we owned approximately 64 percent of the outstanding MPLX common units.
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
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per unit data)	2026	2025
Number of common units repurchased	1	2
Cash paid for common units repurchased	$50	$100
Average cost per unit	$56.63	$52.48
As of March 31, 2026, MPLX had approximately $1.07 billion remaining under its unit repurchase authorizations.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust non-controlling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Increase (decrease) due to change in ownership	$(21)	$39
Tax impact	7	(14)
Increase (decrease) in MPC's additional paid-in capital, net of tax	$(14)	$25
4. Acquisitions and Other Transactions
Northwind Midstream Acquisition
On August 29, 2025, MPLX completed the acquisition of 100 percent of the outstanding membership interests of Northwind Delaware Holdings LLC (“Northwind Midstream”) for $2.4 billion in cash (the “Northwind Midstream Acquisition”). Northwind Midstream provides sour gas gathering and treating services in Lea County, New Mexico, which enhances MPLX’s Permian natural gas and NGL value chain. The Northwind Midstream Acquisition was financed with a portion of the net proceeds from MPLX's $4.5 billion senior notes issuance in August 2025.
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

(In millions)	August 29, 2025	Adjustments	As adjusted
Assets acquired:
Cash and cash equivalents	$17	$—	$17
Receivables	11	—	11
Other current assets	1	—	1
Property, plant and equipment	1,182	(15)	1,167
Intangibles	951	6	957
Other noncurrent assets	2	—	2
Total assets acquired	2,164	(9)	2,155
Liabilities assumed:
Accounts payable	105	9	114
Other current liabilities	1	—	1
Long-term operating lease liabilities	1	—	1
Total liabilities assumed	107	9	116
Total identifiable net assets	2,057	(18)	2,039
Goodwill	356	4	360
Fair value of net assets acquired	$2,413	$(14)	$2,399
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
The purchase price allocation, inclusive of measurement period adjustments through March 31, 2026, resulted in the recognition of $360 million in goodwill by our Midstream segment, all of which is deductible by MPLX for tax purposes. Goodwill represents the accelerated growth opportunities in the Permian using Northwind Midstream’s asset base, which is complementary and adjacent to MPLX’s existing Delaware basin natural gas system and offers optionality to direct volumes through our integrated system.
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
Sale of Interest in Ethanol Joint Venture
On July 31, 2025, MPC sold its 49.9 percent interest in The Andersons Marathon Holdings LLC (“TAMH”) to The Andersons Ethanol LLC, in exchange for cash proceeds of $427 million. MPC’s equity method investment in TAMH was previously reported in the Refining & Marketing segment. Upon closing, MPC derecognized the carrying value of the equity method investment of $173 million.

BANGL, LLC Acquisition
On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL, LLC (“BANGL”) for $703 million in cash, plus an earnout provision of up to $275 million based on targeted EBITDA growth from 2026 to 2029 (the “BANGL Acquisition”). We recorded a liability for these contingent payments in the third quarter of 2025. See Note 14 for additional detail on the inputs used to measure the fair value of these contingent payments. On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million principal amount of debt outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition (the “BANGL Debt Repayment”).
Upon acquisition of the remaining 55 percent interest in BANGL, MPLX’s existing equity investment was remeasured to fair value. The fair value of the previously held equity method investment was estimated using an income approach, with significant valuation inputs including forecasted cash flows and discount rates ranging from 11 to 12 percent. As a result of the BANGL Acquisition, MPLX now owns 100 percent of BANGL and its results are reflected in our Midstream segment within our consolidated financial results.
The following table summarizes the purchase price consideration in connection with the BANGL Acquisition:

(In millions)
Total cash paid	$703
Fair value of contingent consideration as of acquisition date	234
Total consideration	937
Fair value of previously held equity interest	766
Fair value of net assets acquired	$1,703
The BANGL Acquisition was accounted for as a business combination requiring all BANGL assets and liabilities to be remeasured to fair value. The fair value of property, plant and equipment was determined using a combination of both the cost and income approach. The fair value of the identifiable intangible assets was primarily based on the multi-period excess earnings method, which is an income approach. The intangible asset acquired is related to a customer relationship with an amortization period of 11 years. The following table reflects our determination of the fair value of the BANGL assets and liabilities:

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
The purchase price allocation resulted in the recognition of $731 million in goodwill by our Midstream segment, 55 percent of which is deductible by MPLX for tax purposes. Goodwill represents the advancement of MPLX’s wellhead-to-water strategy by securing full ownership of a strategically located NGL transport asset, which further integrates MPLX’s midstream infrastructure connecting the Permian and Gulf Coast regions.
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
The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our consolidated balance sheets.

(Millions of dollars)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,506	$2,137
Receivables, less allowance for expected credit loss	782	746
Inventories	178	172
Other current assets	62	51
Equity method investments	4,981	4,798
Property, plant and equipment, net	21,992	21,698
Goodwill	8,736	8,755
Intangibles, net	1,359	1,397
Right of use assets, net	268	276
Other noncurrent assets	1,161	1,126
Liabilities
Accounts payable	$1,076	$865
Accrued taxes	73	93
Debt due within one year	1,251	1,502
Operating lease liabilities	53	53
Other current liabilities	370	403
Long-term debt	24,383	24,151
Deferred income taxes	25	25
Long-term operating lease liabilities	208	217
Deferred credits and other liabilities	455	474

6. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Sales to related parties	$238	$320
Purchases from related parties(a)	471	705
(a)    The 2025 period includes purchases of ethanol from TAMH, an equity affiliate, through July 2025. MPC sold its interest in TAMH on July 31, 2025. TAMH ceased to be a related party after the sale. See Note 4.
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

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Basic earnings per share:
Allocation of earnings
Net income (loss) attributable to MPC	$511	$(74)
Income allocated to participating securities	—	—
Income (loss) available to common stockholders - basic	$511	$(74)

Weighted average common shares outstanding	295	313
Basic earnings (loss) per share	$1.73	$(0.24)

Diluted earnings per share:
Allocation of earnings
Net income (loss) attributable to MPC	$511	$(74)
Income allocated to participating securities	—	—
Income (loss) available to common stockholders - diluted	$511	$(74)

Weighted average common shares outstanding	295	313
Effect of dilutive securities	—	—
Weighted average common shares, including dilutive effect	295	313
Diluted earnings (loss) per share	$1.73	$(0.24)
Potential common shares that were anti-dilutive and, therefore, omitted from the diluted share calculation, were immaterial for all periods.

8. Equity
On November 5, 2024, MPC announced that our board of directors approved a $5.0 billion share repurchase authorization. As of March 31, 2026, $3.63 billion remained available for repurchase under the share repurchase authorization. The share repurchase authorization has no expiration date.
Total share repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Number of shares repurchased	4	7
Cash paid for shares repurchased	$750	$1,057
Average cost per share(a)	$213.45	$147.87
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

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,377	$489
Midstream	1,598	1,720
Renewable Diesel	38	(42)
Total reportable segments	$3,013	$2,167

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$3,013	$2,167
Corporate	(250)	(192)
Refining & Renewable Diesel planned turnaround costs	(531)	(465)
Renewable Diesel JV planned turnaround costs(a)	(29)	(8)
Depreciation and amortization	(809)	(793)
Renewable Diesel JV depreciation and amortization(a)	(22)	(22)
Clean fuel production tax credit(b)	32	—
Net interest and other financial costs	(370)	(304)
Income before income taxes	$1,034	$383
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included in the Renewable Diesel segment.
(b)    Recognition of 2025 clean fuel production tax credits as a result of proposed regulatory guidance issued in February 2026, which clarified the qualification criteria for 45Z credits.

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$32,326	$29,457
Intersegment revenues	9	40
Refining & Marketing segment revenues	32,335	29,497

Midstream
Revenues from external customers(a)	1,302	1,441
Intersegment revenues	1,522	1,469
Midstream segment revenues	2,824	2,910

Renewable Diesel
Revenues from external customers(a)	572	619
Intersegment revenues	7	7
Renewable Diesel segment revenues	579	626

Total segment revenues	35,738	33,033
Less: intersegment revenues	1,538	1,516
Consolidated sales and other operating revenues(a)	$34,200	$31,517
(a)    Includes sales to related parties. See Note 6 for additional information. See Note 17 for the disaggregation of our revenue from external customers by segment and product line.

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Income from equity method investments
Refining & Marketing	$(2)	$5
Midstream	207	209
Renewable Diesel	(29)	16
Consolidated income from equity method investments	$176	$230

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Segment expenses
Refining & Marketing
Cost of purchases	$27,435	$25,658
Refining operating costs	1,599	1,472
Distribution costs	1,581	1,478
Other segment items(a)	341	405
Refining & Marketing segment expenses	$30,956	$29,013

Midstream
Other segment items(b)	1,433	1,399
Midstream segment expenses	$1,433	$1,399

Renewable Diesel
Operating costs	67	70
Distribution costs	28	22
Other segment items(c)	417	592
Renewable Diesel segment expenses	$512	$684
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
(c)    Other segment items for the Renewable Diesel segment include purchased product costs.

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Depreciation and amortization
Refining & Marketing	$387	$406
Midstream	382	351
Renewable Diesel(a)	16	18
Total segment depreciation and amortization	785	775
Corporate	24	18
Consolidated depreciation and amortization	$809	$793

Pro-rata share of Renewable Diesel JV depreciation and amortization	$22	$22
(a)    Excludes our pro-rata share of Renewable Diesel JV depreciation and amortization, which was adjusted for purposes of arriving at Renewable Diesel segment adjusted EBITDA.

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Capital expenditures
Refining & Marketing	$328	$362
Midstream	892	386
Renewable Diesel(a)	—	1
Total segment capital expenditures and investments	1,220	749
Less investments in equity method investees(a)	240	132
Plus:
Corporate	2	9
Capitalized interest	30	18
Consolidated capital expenditures(b)	$1,012	$644
(a)Excludes $62 million of funding to the Martinez Renewables JV due to turnaround costs in the first quarter of 2026 expected to be recovered through subsequent distributions from the JV during 2026.
(b)Includes changes in capital expenditure accruals. See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the three months ended March 31, 2026 and 2025 as reported in the consolidated statements of cash flows.
10. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Interest income	$(33)	$(46)
Interest expense	420	352
Interest capitalized	(34)	(18)
Pension and other postretirement non-service costs(a)	5	5
Other financial costs	12	11
Net interest and other financial costs	$370	$304
(a)See Note 21.
11. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $183 million for the three months ended March 31, 2026, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
We recorded a combined federal, state and foreign income tax provision of $37 million for the three months ended March 31, 2025, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests and discrete state tax benefits.
12. Inventories

(Millions of dollars)	March 31, 2026	December 31, 2025
Crude oil and other feedstocks	$3,360	$3,272
Refined products	6,035	5,350
Materials and supplies	1,369	1,507
Total	$10,764	$10,129
Inventories are carried at the lower of cost or market value. Costs of crude oil and other feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.

13. Property, Plant and Equipment (PP&E)

	March 31, 2026			December 31, 2025
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$34,659	$20,810	$13,849	$34,372	$20,462	$13,910
Midstream	34,669	12,015	22,654	34,057	11,690	22,367
Renewable Diesel	970	411	559	970	396	574
Corporate	1,615	1,080	535	1,610	1,064	546
Total	$71,913	$34,316	$37,597	$71,009	$33,612	$37,397
Depreciation expense was $732 million and $727 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
14. Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	March 31, 2026
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$3,140	$—	$—	$(3,127)	$13	$347
Liabilities:
Commodity contracts	$3,638	$—	$7	$(3,638)	$7	$—
Embedded derivatives in commodity contracts	—	—	54	—	54	—
Contingent consideration	—	—	239	—	239	—

	December 31, 2025
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$243	$—	$—	$(226)	$17	$10
Liabilities:
Commodity contracts	$236	$—	$—	$(236)	$—	$—
Embedded derivatives in commodity contracts	—	—	41	—	41	—
Contingent consideration	—	—	236	—	236	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of March 31, 2026, cash collateral of $511 million was netted with mark-to-market derivative liabilities. As of December 31, 2025, cash collateral of $10 million was netted with mark-to-market derivative liabilities.
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

The fair value calculation for the embedded derivative liability at March 31, 2026 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.69 to $2.21 per gallon with a weighted average of $0.85 per gallon and (2) a 100 percent probability of renewal for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Beginning balance	$277	$58
Unrealized and realized loss included in net income(a)	24	7
Settlements of derivative instruments	(1)	(3)
Ending balance	$300	$62

The amount of total loss for the period included in earnings attributable to the change in unrealized loss relating to liabilities still held at the end of period(a):	$25	$7
(a)    The loss is included in cost of revenues on the consolidated statements of income.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments, historical incurrence of credit losses and expected insignificance of future credit losses, which includes an evaluation of counterparty credit risk. The borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on average bid prices obtained from broker quotes and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $32.4 billion and $30.8 billion at March 31, 2026, respectively, and approximately $32.4 billion and $31.1 billion at December 31, 2025, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs, which are netted against our total debt.
15. Derivatives
For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 14. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of domestic and foreign-sourced crude oil, (4) the acquisition of ethanol for blending with refined products, (5) the sale of NGLs, (6) the purchase of natural gas and (7) the purchase of soybean oil.
The following table presents the fair value of derivative instruments as of March 31, 2026 and December 31, 2025 and the line items in the consolidated balance sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our consolidated balance sheets.

(Millions of dollars)	March 31, 2026		December 31, 2025
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$3,112	$3,582	$243	$236
Other non-current assets	28	56	—	—
Other current liabilities(a)	—	18	—	6
Deferred credits and other liabilities(a)	—	43	—	35
(a)     Includes embedded derivatives.

The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of March 31, 2026.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	64.2%	104,640	114,888
Refined products	83.6%	97,684	110,823
Blending products	80.5%	11,368	10,123
Soybean oil	70.2%	1,806	2,858
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 3,755 long and 4,070 short, Refined products - 4,059 long and 3,706 short and Blending Products - 147 long and 67 short. There are no spread contracts for Soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our consolidated statements of income:

(Millions of dollars)	Three Months Ended March 31,
Income Statement Location	2026	2025
Sales and other operating revenues
Realized loss	$(13)	$—
Unrealized loss	(49)	—
Sales and other operating revenues loss	(62)	—
Cost of revenues
Realized loss	(400)	(54)
Unrealized loss	(440)	(13)
Cost of revenues loss	(840)	(67)
Other income
Realized gain	23	3
Unrealized loss	(30)	(1)
Other income loss	(7)	2
Total derivative loss included in Net Income	$(909)	$(65)
In March and April 2026, the U.S. Department of Energy accepted MPC’s bids to exchange crude oil barrels with the Strategic Petroleum Reserve (“SPR”). Under the arrangements, the SPR agreed to deliver 9.7 million barrels to MPC in the second quarter of 2026, with an estimated return of approximately 11.8 million barrels beginning in 2028. The arrangements will be accounted for as derivatives, indexed to forward crude pricing. Changes in the fair value of the derivatives will be recognized in earnings within Cost of revenues in the Consolidated Statements of Income.

16. Debt
Our outstanding borrowings at March 31, 2026 and December 31, 2025 consisted of the following:

(Millions of dollars)	March 31, 2026	December 31, 2025
MPC:
Senior notes	$6,449	$6,449
MARAD debt	154	161
Finance lease obligations	663	689
Total	7,266	7,299

MPLX:
Senior notes	26,000	26,000
Finance lease obligations	6	6
Total	26,006	26,006

Total debt	33,272	33,305
Unamortized debt issuance costs	(214)	(204)
Unamortized discount, net of unamortized premium	(233)	(225)
Amounts due within one year	(2,119)	(2,371)
Total long-term debt due after one year	$30,706	$30,505

MPLX Senior Notes
On February 12, 2026, MPLX issued $1.0 billion aggregate principal amount of 5.300 percent senior notes due 2036 (the “2036 Senior Notes”) and $500 million aggregate principal amount of 6.100 percent senior notes due 2056 (the “2056 Senior Notes”) in an underwritten public offering. The 2036 Senior Notes were offered at a price to the public of 99.678 percent of par, with interest payable semi-annually in arrears, commencing on October 1, 2026. The 2056 Senior Notes were offered at a price to the public of 98.453 percent of par, with interest payable semi-annually in arrears, commencing on October 1, 2026.
In March 2026, MPLX repaid all of MPLX’s outstanding $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 at maturity.
Capacity under our Credit Facilities as of March 31, 2026

(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	July 2027
MPC trade receivables securitization facility(a)	100	—	100	—	—%	September 2027

MPLX
MPLX bank revolving credit facility	2,000	—	—	2,000	—%	July 2027
(a)    The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of March 31, 2026, letters of credit in the total amount of $726 million were issued and outstanding under the facility to secure contracts awarded by the U.S. Department of Energy to purchase crude oil from the SPR.
On April 7, 2026, MPC and MPLX each entered into new revolving credit facilities to replace their respective previously existing credit facilities, which were scheduled to expire July 2027. The new facilities mature in April 2031. MPLX’s total capacity under the revolving credit facility increased from $2.0 billion to $2.5 billion, and includes sub-facilities for swing-line loans of up to $150 million and letters of credit of up to $150 million. MPC’s total capacity remains at $5.0 billion and includes sub-facilities for swing-line loans of up to $300 million and letters of credit of up to $2.0 billion.

On April 30, 2026, MPC entered into an amended and restated trade receivables facility providing for committed borrowing and letter of credit issuance capacity of $100 million and uncommitted borrowing and letter of credit issuance capacity of up to $1.9 billion. In addition, the term of the facility was extended to April 30, 2029.
17. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Refining & Marketing
Refined products	$30,220	$27,427
Crude oil	1,650	1,565
Services and other	456	465
Total revenues from external customers	32,326	29,457
Midstream
Refined products	485	530
Services and other	817	911
Total revenues from external customers	1,302	1,441
Renewable Diesel
Refined products	567	615
Services and other	5	4
Total revenues from external customers	572	619

Sales and other operating revenues	$34,200	$31,517
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of March 31, 2026, we do not have future performance obligations that are material to future periods.
Contract Balances
Our receivables primarily consist of customer receivables. Significant, non-customer balances included in our receivables at March 31, 2026 and December 31, 2025 include matching buy/sell receivables of $6.0 billion and $4.1 billion, respectively.
Our contract liabilities primarily represent advances from our customers prior to product or service delivery. At March 31, 2026 and December 31, 2025, contract liabilities were $182 million and $215 million, respectively. Contract liabilities are included in other current liabilities and deferred credits and other liabilities on our consolidated balance sheets. We classify contract liabilities as current or long-term based on the timing of when we expect to recognize revenue.
18. Supplemental Cash Flow Information

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$505	$344
Net income taxes paid to taxing authorities(a)	12	85
Non-cash investing and financing activities:
Contribution of assets(b)	—	115
(a)    Includes $111 million in the three months ended March 31, 2025 paid to third parties for transferable tax credits.
(b)    Represents the book value of assets contributed by MPLX to a joint venture.

The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Additions to property, plant and equipment per the consolidated statements of cash flows	$913	$663
Increase (decrease) in capital accruals	99	(19)
Total capital expenditures	$1,012	$644
19. Other Current Liabilities
The following summarizes the components of other current liabilities:

(Millions of dollars)	March 31, 2026	December 31, 2025
Environmental credits liability	$607	$463
Accrued interest payable	320	449
Other current liabilities	407	341
Total other current liabilities	$1,334	$1,253
20. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2025	$(209)	$105	$(1)	$(105)
Other comprehensive loss before reclassifications, net of tax of $0	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of prior service credit(a)	(2)	(5)	—	(7)
Amortization of actuarial loss(a)	4	—	—	4
Tax effect	—	1	—	1
Other comprehensive income (loss)	2	(5)	—	(3)
Balance as of March 31, 2026	$(207)	$100	$(1)	$(108)

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2024	$(235)	$122	$(1)	$(114)
Other comprehensive income before reclassifications, net of tax of $2	5	3	—	8
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of prior service credit(a)	(2)	(6)	—	(8)
Amortization of actuarial loss(a)	4	—	—	4
Tax effect	—	1	—	1
Other comprehensive income (loss)	7	(2)	—	5
Balance as of March 31, 2025	$(228)	$120	$(1)	$(109)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.

21. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Pension Benefits
Service cost	$62	$55
Interest cost	39	37
Expected return on plan assets	(39)	(37)
Amortization of prior service credit	(2)	(2)
Amortization of actuarial loss	4	4
Net periodic pension benefit cost	$64	$57

Other Benefits
Service cost	$5	$5
Interest cost	8	9
Amortization of prior service credit	(5)	(6)
Net periodic other benefit cost	$8	$8
The components of net periodic benefit cost, other than the service cost component, are included in net interest and other financial costs on the consolidated statements of income.
During the three months ended March 31, 2026, we made no contributions to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $4 million and $14 million, respectively, during the three months ended March 31, 2026.
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
Accrued liabilities for remediation totaled $371 million and $355 million at March 31, 2026 and December 31, 2025, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $4 million at both March 31, 2026 and December 31, 2025.
We are involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Climate Change Litigation
Governmental and other entities in various states have filed climate-related lawsuits against a number of energy companies, including MPC. Although each suit is separate and unique, the lawsuits generally allege defendants made knowing misrepresentations about knowingly concealing or failing to warn of the impacts of their petroleum products which led to increased demand and worsened climate change. Plaintiffs are seeking unspecified damages and abatement under various tort theories, as well as breaches of consumer protection and unfair trade statutes. We are currently subject to such proceedings in federal or state courts in Delaware and Oregon. The pending cases are: Delaware ex rel. Jennings v. BP America Inc., et al.,

(Del. Super. Ct.) (date instituted September 10, 2020); and County of Multnomah v. Exxon Mobil Corp., et al., (Or. Cir. Ct.) (date instituted June 22, 2023).
Similar lawsuits may be filed in other jurisdictions. At this early stage, the ultimate outcome of these matters remains uncertain, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined.
Other Legal Proceedings
Tesoro High Plains Pipeline
In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA’s prior orders related to THPP’s alleged trespass and directed the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA (collectively, the “U.S. Government Parties”) challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. The case will proceed on the merits of THPP’s challenge to the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2040. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $210 million as of March 31, 2026.
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
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of March 31, 2026, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.

Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $185 million as of March 31, 2026, which primarily consist of a commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee, a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
23. Subsequent Event
Additional $5.0 Billion Share Repurchase Authorization
On May 5, 2026, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases, tender offers or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be suspended, discontinued or restarted at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should also be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our forward-looking statements are not guarantees of future performance, and you should not rely unduly on them, as they involve risks, uncertainties and assumptions that we cannot predict. Forward-looking and other statements regarding our ESG plans and goals are not an indication that these statements are material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Material differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:
•general economic, political or regulatory developments, including tariffs, inflation, interest rates, government shutdowns, changes in governmental policies relating to refined petroleum products, crude oil, natural gas, NGLs or renewable diesel and other renewable fuels, or taxation, including changes in tax regulations or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act;
•the regional, national and worldwide availability and pricing of refined products, crude oil, natural gas, renewable diesel and other renewable fuels, NGLs and other feedstocks, including increased pricing volatility or supply disruptions due to the U.S.- Iran conflict and market reactions thereto;
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
•labor and material shortages;
•the ability to realize expected returns or other benefits on anticipated or ongoing projects or planned or recently completed acquisitions or other transactions, including the recently completed acquisitions of Northwind Delaware Holdings LLC and BANGL, LLC;
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
•personnel changes;
•the imposition of windfall profit taxes, maximum margin penalties, minimum inventory requirements or refinery maintenance and turnaround supply plans on companies operating in the energy industry in California or other jurisdictions; and
•compliance costs and uncertainty associated with cap and invest programs or similar arrangements or programs in California or other jurisdictions.
For additional risk factors affecting our business, see the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.
EXECUTIVE SUMMARY
Business and Economic Environment Update
Our Refining & Marketing segment results for the first quarter of 2026 versus the first quarter of 2025 reflect higher realized refining margins supported by stable demand and higher global product prices, partially offset by derivative losses related to our economic hedging program. Longer term, global demand growth is expected to outpace the net impact of refining capacity additions and rationalizations through the end of the decade. We anticipate these fundamentals, as well as the U.S. refining industry’s current structural advantages over the rest of the world, will support a constructive environment for U.S. refiners.

Our Midstream segment results for the first quarter of 2026 versus the first quarter of 2025 were impacted by derivative losses resulting from increased market volatility as well as previously announced acquisition and divestiture activity as we continue to optimize our assets and execute on progressing our growth strategies in the Permian and Northeast. We believe our Midstream business is well positioned and has significant opportunities to support the development plans of its producer customers.
Strategic Updates
Strategic Petroleum Reserve
In March 2026, the U.S Department of Energy (“DOE”) accepted MPC’s bid to exchange crude oil barrels with the Strategic Petroleum Reserve (“SPR”). Under the arrangement, the SPR agreed to deliver 7.7 million barrels to MPC in the second quarter of 2026 and MPC agreed to return approximately 9.4 million barrels over an estimated period of time in 2028.
In April 2026, the DOE accepted a second bid from MPC for the exchange of crude oil barrels with the SPR. Under the arrangement, the SPR agreed to deliver 2 million barrels to MPC in the second quarter of 2026 and MPC agreed to return approximately 2.4 million barrels over an estimated period of time in 2028.
See Note 15 to the unaudited consolidated financial statements for further discussion.
Additional $5.0 Billion Share Repurchase Authorization
On May 5, 2026, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The share repurchase authorization has no expiration date. Future repurchases under the authorization will depend on the macro environment, cash available after opportunities for capital investment and growth of the business and market conditions. As of March 31, 2026, MPC had $3.63 billion remaining under its share repurchase authorization, which does not include the additional $5.0 billion authorization described above.
See Note 8 and Note 23 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
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

Select results are reflected in the following table.

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$1,377	$489
Midstream	1,598	1,720
Renewable Diesel	38	(42)
Total reportable segments	$3,013	$2,167

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$3,013	$2,167
Corporate	(250)	(192)
Refining & Renewable Diesel planned turnaround costs	(531)	(465)
Renewable Diesel JV planned turnaround costs(a)	(29)	(8)
Depreciation and amortization	(809)	(793)
Renewable Diesel JV depreciation and amortization(a)	(22)	(22)
Clean fuel production tax credit(b)	32	—
Net interest and other financial costs	(370)	(304)
Income before income taxes	$1,034	$383

Net income (loss) attributable to MPC per diluted share	$1.73	$(0.24)
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
(b)    Recognition of 2025 clean fuel production tax credits as a result of proposed regulatory guidance issued in February of 2026 which clarified the qualification criteria for 45Z credits.
Net income (loss) attributable to MPC was $511 million, or $1.73 per diluted share, for the first quarter of 2026 compared to $(74) million, or $(0.24) per diluted share, for the first quarter of 2025.
Refer to the Results of Operations section for a discussion of consolidated financial results and Segment Results for the first quarter of 2026 as compared to the first quarter of 2025.
MPLX
We owned approximately 647 million MPLX common units as of March 31, 2026, with a market value of $36.95 billion based on the March 31, 2026 closing price of $57.07 per common unit. On April 28, 2026, MPLX declared a quarterly cash distribution of $1.0765 per common unit, payable on May 15, 2026 to unitholders of record on May 8, 2026. MPC’s portion of this distribution is approximately $697 million.
We received limited partner distributions from MPLX of $697 million in the three months ended March 31, 2026 and $619 million in the three months ended March 31, 2025.
During the three months ended March 31, 2026, MPLX repurchased approximately 1 million MPLX common units at an average cost per unit of $56.63 and paid $50 million of cash for the repurchased common units. As of March 31, 2026, approximately $1.07 billion remained available under authorizations for future unit repurchases.
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
We have various long-term, fee-based commercial agreements with MPLX. Under these agreements, MPLX, which is reported in our Midstream segment, provides transportation, storage, distribution and marketing services for our Refining & Marketing segment. Certain of these agreements include commitments for minimum quarterly throughput and distribution volumes of crude oil and refined products and minimum storage volumes of crude oil, refined products and other products. Certain other agreements include commitments to pay for 100 percent of available capacity for certain marine transportation and refining logistics assets.

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
Renewable Diesel
Our Renewable Diesel segment processes renewable feedstocks into renewable diesel, markets and distributes renewable diesel and includes joint ventures that produce renewable diesel and renewable feedstocks.
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
Consolidated Results of Operations

	Three Months Ended March 31,
(Millions of dollars)	2026	2025	Variance
Revenues and other income:
Sales and other operating revenues	$34,200	$31,517	$2,683
Income from equity method investments	176	230	(54)
Other income	192	103	89
Total revenues and other income	34,568	31,850	2,718

Costs and expenses:
Cost of revenues (excludes items below)	31,261	29,360	1,901
Depreciation and amortization	809	793	16
Selling, general and administrative expenses	867	783	84
Other taxes	227	227	—
Total costs and expenses	33,164	31,163	2,001

Income from operations	1,404	687	717
Net interest and other financial costs	370	304	66
Income before income taxes	1,034	383	651
Provision for income taxes	183	37	146
Net income	851	346	505
Less net income attributable to:
Noncontrolling interests	340	420	(80)
Net income (loss) attributable to MPC	$511	$(74)	$585
First Quarter 2026 Compared to First Quarter 2025
Net income attributable to MPC increased $585 million in the first quarter of 2026 compared to the first quarter of 2025 primarily due to the following:
Revenues and other income increased $2.72 billion primarily due to:
•increased sales and other operating revenues of $2.68 billion mainly due to an increase in Refining & Marketing segment average refined product sales prices of $0.15 per gallon and increased refined product sales volumes of 105 mbpd;
•decreased income from equity method investments of $54 million largely due to decreased income from our Martinez Renewables JV of $46 million as a result of planned turnaround activity; and
•increased other income of $89 million primarily due to approximately $58 million of clean fuel production tax credits, of which $32 million related to 2025 activity, and increased RIN sales of $28 million.
Costs and expenses increased $2.0 billion primarily due to:
•increased cost of revenues of $1.90 billion mainly due to increased finished product purchases and unrealized derivative losses related to our economic hedging program; and
•increased selling, general and administrative expenses of $84 million primarily due to quarterly fair-value remeasurement of outstanding performance-based stock compensation of $42 million and increased employee related costs of $34 million.
Net interest and other financial costs increased $66 million largely due to increased interest expense, primarily due to higher MPLX borrowings, and decreased interest income.
We recorded a combined federal, state and foreign income tax provision of $183 million for the three months ended March 31, 2026 and $37 million for the three months ended March 31, 2025. The rate for the three months ended March 31, 2026 was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes while the rate for the three months ended March 31, 2025 was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests and discrete state tax benefits.
Net income attributable to noncontrolling interests decreased $80 million mainly due to a decrease in MPLX’s net income in the first quarter of 2026. See further discussion in the Segment Results-Midstream section.
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
Our segment adjusted EBITDA for reportable segments was $3.01 billion and $2.17 billion for the three months ended March 31, 2026 and 2025, respectively.

Refining & Marketing
The following includes key financial and operating data for the first quarter of 2026 compared to the first quarter of 2025.

(a)Includes intersegment sales to the Midstream segment and sales destined for export.

	Three Months Ended March 31,
	2026	2025
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,850	2,849
Refining & Marketing margin per barrel(a)(b)	$17.74	$13.38
Less:
Refining operating costs per barrel(c)	6.23	5.74
Distribution costs per barrel(d)	6.16	5.77
Other income per barrel(e)	(0.02)	(0.04)
Refining & Marketing segment adjusted EBITDA per barrel	$5.37	$1.91

Refining planned turnaround costs per barrel	$2.07	$1.77
Depreciation and amortization per barrel	1.51	1.58
Per barrel fees paid to MPLX included in distribution costs above	3.97	3.86
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

The following information presents certain benchmark prices in our marketing areas and market indicators that we believe are helpful in understanding the results of our Refining & Marketing segment. The benchmark crack spreads below do not reflect the market cost of RINs necessary to meet EPA renewable volume obligations for attributable products under the Renewable Fuel Standard program.

	Three Months Ended March 31,
	2026	2025
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$2.00	$1.98
Chicago ULSD	2.52	2.12
USGC CBOB unleaded regular gasoline	2.09	1.98
USGC ULSD	2.74	2.29
LA CARBOB	2.58	2.36
LA CARB diesel	2.87	2.38

Market Indicators (dollars per barrel)
WTI	$72.67	$71.42
MEH	74.66	72.81
ANS	78.04	75.96
Crack Spreads:
Mid-Continent WTI 3-2-1	$10.85	$9.40
USGC MEH 3-2-1	14.65	10.02
West Coast ANS 3-2-1	26.95	18.57
Blended 3-2-1(a)	15.34	11.31

Crude Oil Differentials:
Sweet	$(1.02)	$(0.80)
Sour	(4.84)	(3.25)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/42/18 percent in 2026 and 2025.
First Quarter 2026 Compared to First Quarter 2025
Refining & Marketing segment revenues increased $2.84 billion primarily due to an increase in average refined product sales prices of $0.15 per gallon and increased refined product sales volumes of 105 mbpd.
Refining & Marketing segment adjusted EBITDA increased $888 million mainly due to increased per barrel margins, partially offset by increased refining operating and distribution costs, both excluding depreciation and amortization. Refining & Marketing segment adjusted EBITDA was $5.37 per barrel for the first quarter of 2026, versus $1.91 per barrel for the first quarter of 2025.
Refining & Marketing margin was $17.74 per barrel for the first quarter of 2026 compared to $13.38 per barrel for the first quarter of 2025. Results benefited from higher crack spreads, partially offset by unrealized derivative losses related to our economic hedging program. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $1.3 billion on Refining & Marketing margin for the first quarter of 2026 compared to the first quarter of 2025. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net negative effect of approximately $200 million on Refining & Marketing segment adjusted EBITDA in the first quarter of 2026 compared to the first quarter of 2025.
We purchase RINs to satisfy a portion of our RFS compliance. Our expenses associated with purchased RINs and included in Refining & Marketing margin were $593 million and $354 million in the first quarter of 2026 and 2025, respectively. The increase in the first quarter of 2026 was mainly due to increased RIN obligations, lower RINs generated and acquired from our Martinez Renewables JV due to turnaround activity and higher RIN costs.
For the three months ended March 31, 2026, refining operating costs, excluding depreciation and amortization, increased $127 million, or $0.49 per barrel, largely due to increased project related expense associated with increased turnaround activity during the quarter.

Distribution costs, excluding depreciation and amortization, increased $103 million, or $0.39 per barrel, and include fees paid to MPLX. The change in the first quarter of 2026 primarily reflects rate increases and increased third party marine costs.
Refining planned turnaround costs increased $0.30 per barrel, or $76 million, due to the scope and timing of turnaround activity.
Supplemental Refining & Marketing Statistics

	Three Months Ended March 31,
	2026	2025
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	89	89

Refinery throughput (mbpd):
Crude oil refined	2,664	2,623
Other charge and blendstocks	186	226
Net refinery throughput	2,850	2,849

Sour crude oil throughput percent	48	46
Sweet crude oil throughput percent	52	54

Refined product yields (mbpd):
Gasoline	1,414	1,485
Distillates	1,023	1,029
Propane	62	67
NGLs and petrochemicals	181	162
Heavy fuel oil	125	74
Asphalt	76	74
Total	2,881	2,891

Refined product export sales volumes (mbpd)(b)	362	387
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Represents fully loaded refined product export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the first quarter of 2026 compared to the first quarter of 2025.

Midstream Sales and Other Operating Revenues
Q1 2026
$1,302
$1,522
$2,824
Q1 2025
$1,441
$1,469
$2,910
In millions
Third party
Intersegment

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for partnership-operated equity method investments.

	Three Months Ended March 31,
Benchmark Prices	2026	2025
Natural Gas NYMEX HH (per MMBtu)	$3.48	$3.87
C2 + NGL Pricing (per gallon)(a)	$0.75	$0.93
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline.
First Quarter 2026 Compared to First Quarter 2025
In the first quarter of 2026, Midstream segment adjusted EBITDA decreased $122 million mainly due to decreased sales and operating revenues of $86 million. These decreases were primarily driven by derivative losses of $77 million in the first quarter of 2026 and a $37 million non-recurring benefit associated with a customer agreement in the first quarter of 2025, with acquisition and divestiture activity also having an impact.
Renewable Diesel
The following includes key financial and operating data for the first quarter of 2026 compared to the first quarter of 2025.

(a)    Includes intersegment sales to the Refining & Marketing segment.
(b)    Includes Dickinson facility production and purchased product from our Martinez Renewables JV.

First Quarter 2026 Compared to First Quarter 2025
Renewable Diesel segment revenues decreased $47 million, primarily due to decreased sales volume of 180 thousand gallons per day, due to decreased utilization from planned turnaround activity at our Martinez Renewables JV in the first quarter of 2026, partially offset by higher sales prices. Renewable Diesel segment adjusted EBITDA increased $80 million, primarily due to an increase in Renewable Diesel margin, which was $133 million for the first quarter of 2026 compared to $26 million for the first quarter of 2025, in addition to recognition of clean fuel production tax credits due to clarity on 45Z regulation. This was partially offset by decreased utilization due to planned downtime at our Martinez Renewables JV.
See “Non-GAAP Financial Measures” section for reconciliation of Renewable Diesel margin.
Corporate

(millions of dollars)	Three Months Ended March 31,
	2026	2025
Corporate(a)	$(274)	$(210)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $24 million and $18 million for the first quarter of 2026 and 2025, respectively.
First Quarter 2026 Compared to First Quarter 2025
In the first quarter of 2026, corporate expenses increased $64 million primarily due to the fair-value remeasurement of outstanding performance-based stock compensation of $23 million driven by recent stock performance as well as environmental remediation expense related to historical operations at the Martinez refinery of $21 million.
Items not Allocated to Segments

(millions of dollars)	Three Months Ended March 31,
	2026	2025
Items not allocated to segments:
Clean fuel production tax credit	$32	$—
First Quarter 2026 Compared to First Quarter 2025
Items not allocated to segments of $32 million in the first quarter of 2026 are the recognition of 2025 clean fuel production tax credits as a result of proposed regulatory guidance issued in February 2026, which clarified the qualification criteria for 45Z credits.

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
Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Refining & Marketing segment adjusted EBITDA	$1,377	$489
Plus (Less):
Depreciation and amortization	(387)	(406)
Refining planned turnaround costs	(530)	(454)
Selling, general and administrative expenses	650	624
(Income) loss from equity method investments	2	(5)
Other income	(101)	(68)
Refining & Marketing gross margin	1,011	180
Plus (Less):
Operating expenses (excluding depreciation and amortization)	3,248	2,984
Depreciation and amortization	387	406
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(44)	(70)
Other taxes included in Refining & Marketing margin	(52)	(70)
Refining & Marketing margin	$4,550	$3,430
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.

Renewable Diesel Margin
Renewable Diesel margin is defined as sales revenue plus value attributable to qualifying regulatory credits earned during the period less cost of renewable inputs and purchased product costs. We use, and believe our investors use, this non-GAAP financial measure to evaluate our Renewable Diesel segment’s operating and financial performance. This measure should not be considered a substitute for, or superior to, Renewable Diesel gross margin or other measures of financial performance prepared in accordance with GAAP, and our calculation thereof may not be comparable to similarly titled measures reported by other companies.
Reconciliation of Renewable Diesel segment adjusted EBITDA to Renewable Diesel gross margin and Renewable Diesel margin

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Renewable Diesel segment adjusted EBITDA	$38	$(42)
Plus (Less):
Depreciation and amortization	(16)	(18)
Renewable Diesel JV depreciation and amortization(a)	(22)	(22)
Renewable Diesel planned turnaround costs	(1)	(11)
Renewable Diesel JV planned turnaround costs(a)	(29)	(8)
Selling, general and administrative expenses	8	9
(Income) loss from equity method investments	29	(16)
Other income	(28)	(3)
Renewable Diesel gross margin	(21)	(111)
Plus (Less):
Operating expenses (excluding depreciation and amortization)	117	98
Depreciation and amortization	16	18
Martinez Renewables JV depreciation and amortization	21	21
Renewable Diesel margin	$133	$26
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $2.15 billion at March 31, 2026 compared to $3.67 billion at December 31, 2025. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Net cash provided by (used in):
Operating activities	$1,121	$(64)
Investing activities	(1,047)	(923)
Financing activities	(1,596)	1,589
Total increase (decrease) in cash	$(1,522)	$602
Operating Activities
Net cash provided by operating activities increased $1.19 billion in the first three months of 2026 compared to the first three months of 2025. The change in net cash provided by operating activities was primarily due to an increase in operating results and a favorable change in working capital of $501 million, when comparing the change in working capital in both periods.

For the first three months of 2026, changes in working capital, excluding changes in short-term debt, were a net $573 million use of cash mainly due to the effects of changes in energy commodity prices and volumes, including derivatives, at the end of the period. Accounts payable increased primarily due to increases in crude oil prices. Current receivables increased primarily due to increases in crude oil prices and volumes in addition to an increase in refined product prices, partially offset by refined product volumes. Inventories increased largely due to increases in refined product and crude oil inventory volumes, partially offset by a decrease in materials and supplies inventory volumes.
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
Investing Activities
Investing activities were a net $1.05 billion use of cash in the first three months of 2026 compared to a net $923 million use of cash in the first three months of 2025.
•Additions to property, plant and equipment increased $250 million. See the Capital Requirements section for additional information on our capital expenditures and investments.
•Cash used for acquisitions of $237 million in the first three months of 2025 was due to an acquisition in our Midstream segment.
•Cash used in net investments was $302 million for the first three months of 2026 compared to $111 million for the first three months of 2025. In the first three months of 2026, investments primarily included contributions to MPLX and Renewable Diesel equity method investments. The first three months of 2025 primarily included contributions to MPLX equity method investments.
The consolidated statements of cash flows exclude changes to the consolidated balance sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the consolidated statements of cash flows to reported total capital expenditures and investments follows.

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Additions to property, plant and equipment per the consolidated statements of cash flows	$913	$663
Increase (decrease) in capital accruals	99	(19)
Total capital expenditures	1,012	644
Investments in equity method investees(a)	240	132
Total capital expenditures and investments	$1,252	$776
(a)Excludes $62 million of funding to the Martinez Renewables JV due to turnaround costs in the first quarter of 2026 expected to be recovered through subsequent distributions from the JV during 2026.

Financing Activities
Financing activities were a net $1.60 billion use of cash in the first three months of 2026 compared to a net $1.59 billion source of cash in the first three months of 2025.
•Long-term debt borrowings and repayments were a net $64 million use of cash in the first three months of 2026 compared to a net $3.41 billion source of cash in the first three months of 2025. During the first three months of 2026, MPLX issued $1.5 billion aggregate principal amount of senior notes and repaid $1.5 billion aggregate principal amount of senior notes that were due in March 2026. During the first three months of 2025, MPC issued $2.0 billion aggregate principal amount of senior notes and MPLX issued $2.0 billion aggregate principal amount of senior notes and repaid $500 million aggregate principal amount of senior notes.
•During the first three months of 2026, we borrowed and repaid $3.86 billion under our commercial paper program. We had no activity under our commercial paper program during the first three months of 2025.
•Cash used in common stock repurchases, including fees and expenses, totaled $750 million in the first three months of 2026 compared to $1.06 billion in the first three months of 2025. See the Capital Requirements section for further discussion of our stock repurchases.
•Cash used in dividend payments increased $10 million for the first three months of 2026 compared to the first three months of 2025 due to a 10 percent increase in per share dividends, partially offset by a reduction of shares outstanding resulting from share repurchases.

•Cash used in distributions to noncontrolling interests increased $37 million for the first three months of 2026 compared to the first three months of 2025 primarily due to an increase in MPLX’s distribution per common unit.
•Cash used in repurchases of noncontrolling interests was $50 million in the first three months of 2026 and $100 million in the first three months of 2025 related to the repurchase of MPLX common units. See Note 3 to the unaudited consolidated financial statements for further discussion of MPLX.
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
Our liquidity, excluding MPLX, totaled $5.64 billion at March 31, 2026 consisting of:

	March 31, 2026
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	100	—
Total	$5,100	$—	$101	$4,999
Cash and cash equivalents and short-term investments(b)				645
Total liquidity				$5,644
(a)The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of March 31, 2026, letters of credit in the total amount of $726 million were issued and outstanding under the facility to secure contracts awarded by the U.S. Department of Energy to purchase crude oil from the SPR.
(b)    Excludes $1.51 billion of MPLX cash and cash equivalents.
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At March 31, 2026, we had no borrowings outstanding under the commercial paper program.
Because of the alternatives available to us, including internally generated cash flow, access to capital markets and a commercial paper program, we believe that our short-term and long-term liquidity is adequate to fund not only our current operations, but also our near-term (less than twelve months) and long-term funding requirements, including capital spending programs, the repurchase of shares of our common stock, dividend payments, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.
On April 7, 2026, MPC entered into a new revolving credit facility to replace its previously existing revolving credit facility, which was scheduled to expire July 2027. The new facility is for a five-year term which will expire April 2031. MPC’s total capacity under the revolving credit facility agreement remains at $5.0 billion, and includes sub-facilities for swing-line loans of up to $300 million and letters of credit of up to $2.0 billion.
MPC’s bank revolving credit facility and trade receivables facility contain representations and warranties, affirmative and negative covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of March 31, 2026, we were in compliance with such covenants and restrictions.
Our intention is to maintain an investment-grade credit profile. As of March 31, 2026, the credit ratings on our senior unsecured debt are as follows.

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
The agreements governing MPC’s debt obligations do not contain credit rating triggers that would result in the acceleration of interest, principal or other payments in the event that our credit ratings are downgraded. However, any downgrades of our senior unsecured debt could increase the applicable interest rates, yields and other fees payable under such agreements and may limit our flexibility to obtain financing in the future, including to refinance existing indebtedness. In addition, a downgrade of our senior unsecured debt rating to below investment-grade levels could, under certain circumstances, impact our ability to purchase crude oil on an unsecured basis and could result in us having to post letters of credit or other security under existing transportation services or other agreements.
See Note 16 to the unaudited consolidated financial statements for further discussion of our debt.
MPLX
MPLX’s liquidity totaled $5.0 billion at March 31, 2026 consisting of:

	March 31, 2026
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility	$2,000	$—	$—	$2,000
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$3,500	$—	$—	$3,500
Cash and cash equivalents				1,506
Total liquidity				$5,006
On February 12, 2026, MPLX issued $1.0 billion aggregate principal amount of 5.300 percent senior notes due 2036 (the “2036 Senior Notes”) and $500 million aggregate principal amount of 6.100 percent senior notes due 2056 (the “2056 Senior Notes”) in an underwritten public offering, The 2036 Senior Notes were offered at a price to the public of 99.678 percent of par, with interest payable semi-annually in arrears, commencing on October 1, 2026. The 2056 Senior Notes were offered at a price to the public of 98.453 percent of par, with interest payable semi-annually in arrears, commencing on October 1, 2026.
In March 2026, MPLX repaid all of MPLX’s outstanding $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 at maturity.
On April 7, 2026, MPLX entered into a new revolving credit facility to replace its previously existing revolving credit facility, which was scheduled to expire July 2027. The new facility is for a five-year team which will expire April 2031. MPLX’s total capacity under the new revolving credit facility was increased from $2.0 billion to $2.5 billion, and includes sub-facilities for swing-line loans of up to $150 million and letters of credit of up to $150 million.
MPLX’s bank revolving credit facility contains certain representations and warranties, covenants and restrictions, including financial covenants, and events of default that we consider to be usual and customary for an agreement of this type. As of March 31, 2026, MPLX was in compliance with such covenants.
Our intention is to maintain an investment-grade credit profile for MPLX. As of March 31, 2026, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
Capital Requirements
Capital Expenditures and Investments
Capital expenditures and investments in affiliates during the three months ended March 31, 2026 were primarily for Refining & Marketing segment and Midstream segment projects. Major Refining & Marketing segment projects include continued high-return investments at its Galveston Bay, Robinson, El Paso, and Garyville refineries. In addition to these multi-year investments, we are executing shorter-term projects that offer high returns through margin enhancement and cost reduction. Our capital investment outlook for Marketing includes continuing to expand the reach and presence of our branded stations in support of strong value capture.
Our Midstream segment capital expenditures and investments in affiliates were primarily focused on expanding our Permian to Gulf Coast integrated value chain, progressing long-haul pipeline growth projects to support producer activity, and investing in new gas processing plants in the Marcellus and Permian. The remainder of our Midstream capital plan targets the debottlenecking of existing assets to meet customer demand. We continuously evaluate our capital plan and make changes as conditions warrant.
Capital expenditures and investments for MPC and MPLX are summarized below.

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$328	$362
Midstream - Other	6	5
Renewable Diesel(b)	—	1
Corporate and Other(c)	2	9
Total MPC, excluding MPLX	$336	$377

Midstream - MPLX(d)	$886	$381
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes $62 million of funding to the Martinez Renewables JV due to turnaround costs in the first quarter of 2026 expected to be recovered through subsequent distributions from the JV during 2026.
(c)    Excludes capitalized interest of $30 million and $18 million for the three months ended March 31, 2026 and 2025, respectively.
(d)    Includes reimbursable capital of $39 million.
Share Repurchases
Total share repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Number of shares repurchased	4	7
Cash paid for shares repurchased	$750	$1,057
Average cost per share(a)	$213.45	$147.87
(a)    The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but the excise tax does not reduce the remaining share repurchase authorization.

From January 1, 2012 through March 31, 2026, our board of directors had approved $60.05 billion in total share repurchase authorizations, and we have repurchased a total of $56.42 billion of our common stock. As of March 31, 2026, $3.63 billion remained available for repurchase under the share repurchase authorization. On May 5, 2026, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The share repurchase authorization has no expiration date.
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
MPLX Unit Repurchases
Total unit repurchases were as follows for the respective periods:

	Three Months Ended March 31,
(In millions, except per unit data)	2026	2025
Number of common units repurchased	1	2
Cash paid for common units repurchased	$50	$100
Average cost per unit	$56.63	$52.48
As of March 31, 2026, MPLX had approximately $1.07 billion remaining available under its unit repurchase authorizations. The unit repurchase authorizations have no expiration date.
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
Cash Commitments
Contractual Obligations
As of March 31, 2026, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first three months of 2026, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2025.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 16 and 21, respectively, to the unaudited consolidated financial statements, and financing and operating leases.
Other Cash Commitments
On April 29, 2026, our board of directors declared a dividend of $1.00 per share on common stock. The dividend is payable June 10, 2026 to shareholders of record as of the close of business on May 20, 2026.
We may, from time to time, repurchase our senior notes in the open market, in tender offers, in privately negotiated transactions or otherwise in such volumes, at such prices and upon such other terms as we deem appropriate.
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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements.

There have been no material changes to our environmental matters and compliance costs during the three months ended March 31, 2026.
CRITICAL ACCOUNTING ESTIMATES
As of March 31, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.
ACCOUNTING STANDARDS NOT YET ADOPTED
As discussed in Note 2 to the unaudited consolidated financial statements, certain new financial accounting pronouncements will be effective for our financial statements in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a detailed discussion of our risk management strategies and our derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.
See Notes 14 and 15 to the unaudited consolidated financial statements for more information about the fair value measurement of our derivatives, as well as the amounts recorded in our consolidated balance sheets and statements of income. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
The following table includes the composition of net losses on our commodity derivative positions as of March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
(Millions of dollars)	2026	2025
Realized loss on settled derivative positions	$(390)	$(51)
Unrealized loss on open net derivative positions	(519)	(14)
Net loss	$(909)	$(65)
See Note 15 to the unaudited consolidated financial statements for additional information on our open derivative positions at March 31, 2026.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of March 31, 2026 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of March 31, 2026
Crude	$(80)	$(199)	$80	$199
Refined products	(144)	(359)	144	359
Blending products	3	8	(3)	(8)
Soybean oil	(23)	(58)	23	58
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after March 31, 2026 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of March 31, 2026 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value as of March 31, 2026(a)	Change in Fair Value(b)	Change in Net Income for the Three Months Ended March 31, 2026(c)
Long-term debt
Fixed-rate	$31,018	$2,561	n/a
Variable-rate	$—	$—	$—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at March 31, 2026.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the three months ended March 31, 2026.
At March 31, 2026, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 14 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. While it is possible that an adverse result in one or more of the lawsuits or proceedings in which we are a defendant could be material to us, based upon current information and our experience as a defendant in other matters, we believe that these lawsuits and proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. See “Climate Change Litigation,” “Tesoro High Plains Pipeline,” and “Dakota Access Pipeline” of Note 22 in Item 1. Financial Statements for additional information regarding Legal Proceedings and other regulatory matters.
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
There have been no material changes to the environmental matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended March 31, 2026 of equity securities that are registered by MPC pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
1/1/2026-1/31/2026	722,000	$173.66	722,000	$4,255
2/1/2026-2/28/2026	800,828	199.17	800,828	4,096
3/1/2026-3/31/2026	2,023,042	229.85	2,023,042	3,631
Total	3,545,870	211.48	3,545,870
(a)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations. The weighted average price includes any commissions paid to brokers during the relevant period. The weighted average price does not include any excise tax incurred on the share repurchases.
(b)On November 5, 2024, we announced that our board of directors had approved a $5.0 billion share repurchase authorization. On May 5, 2026, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization, which is not reflected in this column. These share repurchase authorizations have no expiration date.
(c)The maximum dollar value remaining has been reduced by the amount of any commissions paid to brokers. The maximum dollar value remaining has not been reduced by the amount of any excise tax incurred on the share repurchases.

Item 5. Other Information
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Loan and Security Agreement

On April 30, 2026, MPC Trade Receivables Company I LLC, a wholly owned, bankruptcy remote, special purpose subsidiary of MPC (“MPC Trade Receivables Company”), entered into an Amended and Restated Loan and Security Agreement (the “Loan and Security Agreement”), by and among MPC Trade Receivables Company, as the borrower, Marathon Petroleum Company LP, a wholly owned subsidiary of MPC (“MPC LP”), as the initial servicer, The Toronto-Dominion Bank, as the administrative agent (the “Agent”) and a lender (“TD Bank”), Mizuho Bank, Ltd., as a co-syndication agent and a lender (“Mizuho”), and the other lenders, group agents, LC banks and LC participants from time to time that are parties thereto (together with TD Bank and Mizuho, collectively, the “Lenders”) pursuant to which it amended and extended its trade receivable securitization facility (the “Trade Receivables Facility”).

Pursuant to the Loan and Security Agreement, MPC Trade Receivables Company has $100.0 million of committed borrowing and letter of credit issuance capacity (and additional uncommitted borrowing and letter of credit issuance capacity of up to $1.90 billion that can be extended at the discretion of the Lenders). The Loan and Security Agreement matures on April 30, 2029 and may be extended under certain conditions as set forth in the Loan and Security Agreement.

In connection with the Loan and Security Agreement, MPC LP and certain other of MPC’s wholly owned subsidiaries (“Originators”) sell or contribute on an on-going basis substantially all of the trade receivables generated by them (the “Pool Receivables”), together with all related security and interests in the proceeds thereof to MPC Trade Receivables Company, in exchange for a combination of cash, equity and/or borrowings under a subordinated note issued by MPC Trade Receivables Company to one or more of the Originators. MPC Trade Receivables Company may request borrowings and extensions of credit under the Loan and Security Agreement from time to time for up to the lesser of the maximum capacity under the Trade Receivables Facility or the eligible trade receivables balance of the Pool Receivables. Trade receivables that are included in the Pool Receivables are subject to customary criteria, limits and reserves before being deemed to be eligible receivables that count towards the borrowing base under the Trade Receivables Facility.

MPC Trade Receivables Company has granted a security interest in all of its assets, including the Pooled Receivables, together with all related security and interests in the proceeds thereof, to secure the performance of MPC Trade Receivables Company’s payment and other obligations under the Trade Receivables Facility. In addition, MPC has issued a performance guaranty in favor of the Lenders guaranteeing the performance by the Originators of their obligations under the Trade Receivables Facility. Neither MPC nor the Originators guarantee the collectability of the receivables under the Trade Receivables Facility.

MPC Trade Receivables Company is a separate legal entity with its own separate creditors who will be entitled to access MPC Trade Receivables Company’s assets before the assets become available to MPC. Accordingly, MPC Trade Receivables Company’s assets are not available to pay creditors of MPC or any of its subsidiaries (other than MPC Trade Receivables Company), although collections from the receivables in excess of amounts required to repay the Lenders and other creditors of MPC Trade Receivables Company may be remitted MPC.

MPC Trade Receivables Company will pay floating-rate interest charges and usage fees on amounts outstanding under the Loan and Security Agreement, if any, unused fees on the portion of unused commitments and certain other customary fees related to the administration of the Trade Receivables Facility and letters of credit that are issued and outstanding under the Trade Receivables Facility. In addition, MPC Trade Receivables Company may be subject to default fees upon the occurrence of certain events of default under the Trade Receivables Facility.

The Loan and Security Agreement and other related documentation contains conditions, representations and warranties, indemnification provisions, affirmative and negative covenants and events of default that MPC considers customary for arrangements of this type, including a requirement to maintain compliance with the financial covenant set forth in MPC’s revolving credit agreement in effect from time to time.

Certain parties to the Loan and Security Agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for MPC and their subsidiaries and affiliates, for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.

The foregoing summary of the material terms of the Loan and Security Agreement does not purport to be complete and is qualified in its entirety by the complete text of the Loan and Security Agreement, which is filed herewith as Exhibit 10.6 and is incorporated by reference herein.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith	Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Marathon Petroleum Corporation, dated April 24, 2024	8-K	3.2	4/26/2024	001-35054
3.2	Amended and Restated Bylaws of Marathon Petroleum Corporation, dated October 27, 2021	10-Q	3.2	11/2/2021	001-35054
10.1	Marathon Petroleum Termination Allowance Plan	10-K	10.65	2/26/2026	001-35054
10.2	Form of Amendment to 2024 MPC Performance Share Unit Award Agreement for John J. Quaid	10-K	10.66	2/26/2026	001-35054
10.3	Form of Amendment to 2025 MPC Performance Share Unit Award Agreement for John J. Quaid	10-K	10.67	2/26/2026	001-35054
10.4	Form of 2026 MPLX Phantom Unit Award Agreement					X
10.5	Tenth Amendment to the Marathon Petroleum Thrift Plan					X
10.6
Amended and Restated Loan and Security Agreement, dated as of April 30, 2026, by and among MPC Trade Receivables Company I LLC, as borrower, The Toronto-Dominion Bank, as administrative agent, Marathon Petroleum Company LP, as initial servicer, and Mizuho Bank, Ltd., as co-syndication agent and lender
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

Date: May 5, 2026	MARATHON PETROLEUM CORPORATION

	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski Vice President and Controller