Form 10-Q
period 2026-06-30
Marathon Petroleum Corp
filed 2026-08-04
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
There were 280,824,763 shares of Marathon Petroleum Corporation common stock outstanding as of July 30, 2026.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues and other income:
Sales and other operating revenues	$51,994	$33,799	$86,194	$65,316
Income from equity method investments	256	212	432	442
Net gain (loss) on disposal of assets	(2)	6	(2)	6
Other income	89	84	281	187
Total revenues and other income	52,337	34,101	86,905	65,951

Costs and expenses:
Cost of revenues (excludes items below)	43,064	30,025	74,325	59,385
Depreciation and amortization	838	789	1,647	1,582
Selling, general and administrative expenses	894	867	1,761	1,650
Other taxes	219	223	446	450
Total costs and expenses	45,015	31,904	78,179	63,067

Income from operations	7,322	2,197	8,726	2,884
Net interest and other financial costs	340	319	710	623
Income before income taxes	6,982	1,878	8,016	2,261
Provision for income taxes	1,444	268	1,627	305
Net income	5,538	1,610	6,389	1,956
Less net income attributable to:
Noncontrolling interests	400	394	740	814
Net income attributable to MPC	$5,138	$1,216	$5,649	$1,142

Per share data (See Note 7)
Basic:
Net income attributable to MPC per share	$17.76	$3.96	$19.34	$3.69
Weighted average shares outstanding	289	307	291	309

Diluted:
Net income attributable to MPC per share	$17.73	$3.96	$19.30	$3.68
Weighted average shares outstanding	290	307	292	310
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Net income	$5,538	$1,610	$6,389	$1,956
Defined benefit plans:
Actuarial changes, net of tax of $1, $3, $2 and $6, respectively	4	6	7	17
Prior service, net of tax of $(2), $(2), $(4) and $(4), respectively	(6)	(6)	(12)	(12)
Other, net of tax of $—, $—, $— and $—, respectively	—	1	—	1
Other comprehensive income (loss)	(2)	1	(5)	6
Comprehensive income	5,536	1,611	6,384	1,962
Less comprehensive income attributable to:
Noncontrolling interests	400	394	740	814
Comprehensive income attributable to MPC	$5,136	$1,217	$5,644	$1,148
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(Millions of dollars, except share data)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$7,768	$3,672
Receivables, less allowance for expected credit loss of $13 and $20, respectively	15,740	10,317
Inventories	9,973	10,129
Other current assets	805	662
Total current assets	34,286	24,780
Equity method investments	7,197	6,795
Property, plant and equipment, net	37,942	37,397
Goodwill	9,335	9,354
Intangibles, net	2,593	2,714
Right of use assets, net	1,486	1,493
Other noncurrent assets	1,471	1,422
Total assets	$94,310	$83,955

Liabilities
Accounts payable	$19,227	$12,974
Payroll and benefits payable	823	1,107
Accrued taxes	2,427	1,484
Debt due within one year	2,120	2,371
Operating lease liabilities	499	489
Other current liabilities	2,325	1,253
Total current liabilities	27,421	19,678
Long-term debt	30,696	30,505
Deferred income taxes	5,953	5,984
Defined benefit postretirement plan obligations	1,288	1,173
Long-term operating lease liabilities	977	993
Deferred credits and other liabilities	2,255	1,536
Total liabilities	68,590	59,869

Commitments and contingencies (see Note 22)

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 995 million and 994 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 712 million and 699 million shares	(59,308)	(56,027)
Additional paid-in capital	33,673	33,685
Retained earnings	44,812	39,751
Accumulated other comprehensive loss	(110)	(105)
Total MPC stockholders’ equity	19,077	17,314
Noncontrolling interests	6,643	6,772
Total equity	25,720	24,086
Total liabilities and equity	$94,310	$83,955
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Operating activities:
Net income	$6,389	$1,956
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs and debt discount	19	21
Depreciation and amortization	1,647	1,582
Pension and other postretirement benefits, net	108	67
Deferred income taxes	(27)	(58)
Net (gain) loss on disposal of assets	2	(6)
Income from equity method investments	(432)	(442)
Distributions from equity method investments	522	555
Changes in derivative assets and liabilities	876	(54)
Changes in:
Current receivables	(5,394)	61
Inventories	156	(538)
Current liabilities and other current assets	7,552	(515)
Right of use assets and operating lease liabilities, net	—	6
All other, net	30	(60)
Net cash provided by operating activities	11,448	2,575

Investing activities:
Additions to property, plant and equipment	(2,099)	(1,358)
Acquisitions, net of cash acquired	14	(237)
Disposal of assets	8	18
Investments – acquisitions and contributions	(507)	(488)
Investments – redemptions, repayments, return of capital and sales proceeds	—	60
All other, net	143	108
Net cash used in investing activities	(2,441)	(1,897)

Financing activities:
Commercial paper – issued	3,864	5,055
Commercial paper – repayments	(3,864)	(4,845)
Long-term debt – borrowings	1,489	5,932
Long-term debt – repayments	(1,564)	(4,975)
Debt issuance costs	(31)	(38)
Issuance of common stock	2	23
Common stock repurchased	(3,283)	(1,837)
Dividends paid	(585)	(564)
Distributions to noncontrolling interests	(813)	(738)
Repurchases of noncontrolling interests	(100)	(200)
All other, net	(27)	(28)
Net cash used in financing activities	(4,912)	(2,215)

Net change in cash, cash equivalents and restricted cash	4,095	(1,537)
Cash, cash equivalents and restricted cash at beginning of period(a)	3,673	3,211
Cash, cash equivalents and restricted cash at end of period(a)	$7,768	$1,674
(a) Restricted cash is included in other current assets on our Consolidated Balance Sheets.
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	994	$10	(699)	$(56,027)	$33,685	$39,751	$(105)	$6,772	$24,086	$—
Net income	—	—	—	—	—	511	—	340	851	—
Dividends declared on common stock ($1.00 per share)	—	—	—	—	—	(295)	—	—	(295)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(407)	(407)	—
Other comprehensive loss	—	—	—	—	—	—	(3)	—	(3)	—
Shares repurchased	—	—	(3)	(756)	—	—	—	—	(756)	—
Share-based compensation	1	—	—	—	(3)	(1)	—	(3)	(7)	—
Equity transactions of MPLX	—	—	—	—	(14)	—	—	(28)	(42)	—
Balance as of March 31, 2026	995	$10	(702)	$(56,783)	$33,668	$39,966	$(108)	$6,674	$23,427	$—
Net income	—	—	—	—	—	5,138	—	400	5,538	—
Dividends declared on common stock ($1.00 per share)	—	—	—	—	—	(290)	—	—	(290)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(406)	(406)	—
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)	—
Shares repurchased	—	—	(10)	(2,525)	—	—	—	—	(2,525)	—
Share-based compensation	—	—	—	—	22	(2)	—	4	24	—
Equity transactions of MPLX	—	—	—	—	(17)	—	—	(29)	(46)	—
Balance as of June 30, 2026	995	$10	(712)	$(59,308)	$33,673	$44,812	$(110)	$6,643	$25,720	$—

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(Shares in millions; amounts in millions of dollars)	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	994	$10	(678)	$(52,623)	$33,624	$36,848	$(114)	$6,558	$24,303	$203
Net income (loss)	—	—	—	—	—	(74)	—	420	346	—
Dividends declared on common stock ($0.91 per share)	—	—	—	—	—	(285)	—	—	(285)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(364)	(364)	(6)
Other comprehensive income	—	—	—	—	—	—	5	—	5	—
Shares repurchased	—	—	(7)	(1,039)	—	—	—	—	(1,039)	—
Share-based compensation	—	—	—	—	19	—	—	(3)	16	—
Equity transactions of MPLX	—	—	—	—	25	—	—	58	83	(197)
Balance as of March 31, 2025	994	$10	(685)	$(53,662)	$33,668	$36,489	$(109)	$6,669	$23,065	$—
Net income	—	—	—	—	—	1,216	—	394	1,610	—
Dividends declared on common stock ($0.91 per share)	—	—	—	—	—	(279)	—	—	(279)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(368)	(368)	—
Other comprehensive income	—	—	—	—	—	—	1	—	1	—
Shares repurchased	—	—	(5)	(698)	—	—	—	—	(698)	—
Share-based compensation	—	—	—	—	19	(2)	—	3	20	—
Equity transactions of MPLX	—	—	—	—	(29)	—	—	(58)	(87)	—
Balance as of June 30, 2025	994	$10	(690)	$(54,360)	$33,658	$37,424	$(108)	$6,640	$23,264	$—
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
2. Accounting Standards
Not Yet Adopted
ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)
In May 2026, the FASB issued an ASU to provide specific authoritative guidance on the recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. This ASU is effective for fiscal years beginning after December 15, 2027, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied retrospectively through a cumulative-effect adjustment but does not require restating prior period financial statements. We are currently evaluating the impact this ASU will have on our consolidated financial statements and disclosures.
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
3. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of June 30, 2026, we owned approximately 64 percent of the outstanding MPLX common units.
Unit Repurchase Program
On August 5, 2025, MPLX announced its board of directors approved a $1.0 billion unit repurchase authorization in addition to the $1.0 billion unit repurchase authorization announced on August 2, 2022. These unit repurchase authorizations have no expiration date.
Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2026	2025	2026	2025
Number of common units repurchased	1	2	2	4
Cash paid for common units repurchased	$50	$100	$100	$200
Average cost per unit	$56.01	$50.31	$56.32	$51.38
As of June 30, 2026, MPLX had approximately $1.02 billion remaining under its unit repurchase authorizations.
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
Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust noncontrolling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Decrease due to change in ownership	$(22)	$(42)	$(43)	$(3)
Tax impact	5	13	12	(1)
Decrease in MPC's additional paid-in capital, net of tax	$(17)	$(29)	$(31)	$(4)

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
The Northwind Midstream Acquisition was accounted for as a business combination requiring all Northwind Midstream assets and liabilities to be remeasured to fair value. The fair value of property, plant and equipment was based primarily on the cost approach. The fair value of the identifiable intangible assets was primarily based on the multi-period excess earnings method, which is an income approach. The intangible assets acquired are related to various commercial contracts with a weighted average amortization period of 15 years. The following table reflects our allocation of the $2.4 billion purchase price to the Northwind Midstream assets and liabilities, as well as measurement period adjustments since the acquisition date:

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
The purchase price allocation, inclusive of measurement period adjustments through June 30, 2026, resulted in the recognition of $360 million in goodwill by our Midstream segment, all of which is deductible by MPLX for tax purposes. Goodwill represents the accelerated growth opportunities in the Permian using Northwind Midstream’s asset base, which is complementary and adjacent to MPLX’s existing Delaware basin natural gas system and offers optionality to direct volumes through our integrated system. The results for the acquired business are reported within our Midstream segment.
Pro forma financial information assuming the Northwind Midstream Acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.
Divestiture of Rockies Operations
On November 12, 2025, MPLX completed the sale of its Rockies gathering and processing operations (the “Rockies”) to a subsidiary of Harvest Midstream for $980 million in cash. The sale of these non-core gathering and processing assets did not represent a strategic shift that has or will have a material effect on our operations or financial results. Prior to the sale, the Rockies operations were included in our Midstream segment.

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
Upon completion of the BANGL Acquisition, MPLX’s existing equity investment was remeasured to fair value. The fair value of the previously held equity method investment was estimated using an income approach, with significant valuation inputs including forecasted cash flows and discount rates ranging from 11 to 12 percent. As a result of the BANGL Acquisition, MPLX now owns 100 percent of BANGL and its results are reflected in our Midstream segment within our consolidated financial results.
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
The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our Consolidated Balance Sheets.

(Millions of dollars)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,031	$2,137
Receivables, less allowance for expected credit loss	683	746
Inventories	200	172
Other current assets	41	51
Equity method investments	5,149	4,798
Property, plant and equipment, net	22,645	21,698
Goodwill	8,736	8,755
Intangibles, net	1,320	1,397
Right of use assets, net	261	276
Other noncurrent assets	1,192	1,126
Liabilities
Accounts payable	$1,046	$865
Accrued taxes	97	93
Debt due within one year	1,251	1,502
Operating lease liabilities	53	53
Other current liabilities	432	403
Long-term debt	24,389	24,151
Deferred income taxes	25	25
Long-term operating lease liabilities	202	217
Deferred credits and other liabilities	480	474

6. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Sales to related parties	$738	$326	$976	$646
Purchases from related parties(a)	870	707	1,341	1,412
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Basic earnings per share:
Allocation of earnings
Net income attributable to MPC	$5,138	$1,216	$5,649	$1,142
Income allocated to participating securities	(5)	(1)	(5)	(1)
Income available to common stockholders - basic	$5,133	$1,215	$5,644	$1,141

Weighted average common shares outstanding	289	307	291	309
Basic earnings per share	$17.76	$3.96	$19.34	$3.69

Diluted earnings per share:
Allocation of earnings
Net income attributable to MPC	$5,138	$1,216	$5,649	$1,142
Income allocated to participating securities	(5)	(1)	(5)	(1)
Income available to common stockholders - diluted	$5,133	$1,215	$5,644	$1,141

Weighted average common shares outstanding	289	307	291	309
Effect of dilutive securities	1	—	1	1
Weighted average common shares, including dilutive effect	290	307	292	310
Diluted earnings per share	$17.73	$3.96	$19.30	$3.68
Potential common shares that were anti-dilutive and, therefore, omitted from the diluted share calculation, were immaterial for all periods.

8. Equity
On May 5, 2026, MPC announced that our board of directors approved a $5.0 billion share repurchase authorization in addition to the $5.0 billion share repurchase authorization announced on November 5, 2024. As of June 30, 2026, we had $6.13 billion remaining under the share repurchase authorizations. The share repurchase authorizations have no expiration date.
Total share repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Number of shares repurchased	9	5	13	12
Cash paid for shares repurchased(a)	$2,500	$692	$3,250	$1,749
Average cost per share(b)	$258.36	$146.43	$246.41	$147.29
(a)    2026 excludes $33 million paid in 2026 for excise tax on 2025 share repurchases. 2025 excludes $88 million paid in 2025 for excise tax on 2024 share repurchases.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$6,655	$1,890	$8,032	$2,379
Midstream	1,778	1,641	3,376	3,361
Renewable Diesel	258	(19)	296	(61)
Total reportable segments	$8,691	$3,512	$11,704	$5,679

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$8,691	$3,512	$11,704	$5,679
Corporate	(231)	(226)	(481)	(418)
Refining & Renewable Diesel planned turnaround costs	(276)	(275)	(807)	(740)
Renewable Diesel JV planned turnaround costs(a)	(1)	(2)	(30)	(10)
Depreciation and amortization	(838)	(789)	(1,647)	(1,582)
Renewable Diesel JV depreciation and amortization(a)	(23)	(23)	(45)	(45)
Clean fuel production tax credit(b)	—	—	32	—
Net interest and other financial costs	(340)	(319)	(710)	(623)
Income before income taxes	$6,982	$1,878	$8,016	$2,261
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included in the Renewable Diesel segment.
(b)    Recognition of 2025 clean fuel production tax credits as a result of proposed regulatory guidance issued in February 2026, which clarified the qualification criteria for 45Z credits.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$49,299	$31,828	$81,625	$61,285
Intersegment revenues	7	6	16	46
Refining & Marketing segment revenues	49,306	31,834	81,641	61,331

Midstream
Revenues from external customers(a)	1,455	1,340	2,757	2,781
Intersegment revenues	1,651	1,471	3,173	2,940
Midstream segment revenues	3,106	2,811	5,930	5,721

Renewable Diesel
Revenues from external customers(a)	1,240	631	1,812	1,250
Intersegment revenues	13	2	20	9
Renewable Diesel segment revenues	1,253	633	1,832	1,259

Total segment revenues	53,665	35,278	89,403	68,311
Less: intersegment revenues	1,671	1,479	3,209	2,995
Consolidated sales and other operating revenues(a)	$51,994	$33,799	$86,194	$65,316
(a)    Includes sales to related parties. See Note 6 for additional information. See Note 17 for the disaggregation of our revenue from external customers by segment and product line.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Income from equity method investments
Refining & Marketing	$12	$3	$10	$8
Midstream	205	191	412	400
Renewable Diesel	39	18	10	34
Consolidated income from equity method investments	$256	$212	$432	$442

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Segment expenses
Refining & Marketing
Cost of purchases	$39,077	$26,558	$66,512	$52,216
Refining operating costs	1,531	1,486	3,130	2,958
Distribution costs	1,575	1,537	3,156	3,015
Other segment items(a)	480	366	821	771
Refining & Marketing segment expenses	$42,663	$29,947	$73,619	$58,960

Midstream
Other segment items(b)	1,533	1,361	2,966	2,760
Midstream segment expenses	$1,533	$1,361	$2,966	$2,760

Renewable Diesel
Operating costs	74	66	141	136
Distribution costs	32	25	60	47
Other segment items(c)	928	579	1,345	1,171
Renewable Diesel segment expenses	$1,034	$670	$1,546	$1,354
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
(c)    Other segment items for the Renewable Diesel segment include purchased product costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Depreciation and amortization
Refining & Marketing	$410	$405	$797	$811
Midstream	387	349	769	700
Renewable Diesel(a)	16	18	32	36
Total segment depreciation and amortization	813	772	1,598	1,547
Corporate	25	17	49	35
Consolidated depreciation and amortization	$838	$789	$1,647	$1,582

Pro-rata share of Renewable Diesel JV depreciation and amortization	$23	$23	$45	$45
(a)    Excludes our pro-rata share of Renewable Diesel JV depreciation and amortization, which was adjusted for purposes of arriving at Renewable Diesel segment adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Capital expenditures
Refining & Marketing	$325	$347	$653	$709
Midstream	1,021	691	1,913	1,077
Renewable Diesel(a)	—	1	—	2
Total segment capital expenditures and investments	1,346	1,039	2,566	1,788
Less investments in equity method investees(a)	205	356	445	488
Plus:
Corporate	7	6	9	15
Capitalized interest	33	20	63	38
Consolidated capital expenditures(b)	$1,181	$709	$2,193	$1,353
(a)The six months ended June 30, 2026 excludes $62 million of funding to the Martinez Renewables JV due to turnaround costs in the first quarter of 2026 expected to be recovered through subsequent distributions from the JV during 2026.
(b)Includes changes in capital expenditure accruals. See Note 18 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the six months ended June 30, 2026 and 2025 as reported in the Consolidated Statements of Cash Flows.
10. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Interest income	$(61)	$(31)	$(94)	$(77)
Interest expense	433	359	853	711
Interest capitalized	(39)	(22)	(73)	(40)
Pension and other postretirement non-service costs(a)	5	6	10	11
Other financial costs	2	7	14	18
Net interest and other financial costs	$340	$319	$710	$623
(a)See Note 21.
11. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $1.44 billion and $1.63 billion for the three and six months ended June 30, 2026, respectively, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests and cross-border tax impacts, partially offset by state taxes.
We recorded a combined federal, state and foreign income tax provision of $268 million and $305 million for the three and six months ended June 30, 2025, respectively, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
12. Inventories

(Millions of dollars)	June 30, 2026	December 31, 2025
Crude oil and other feedstocks	$3,067	$3,272
Refined products	5,495	5,350
Materials and supplies	1,411	1,507
Total	$9,973	$10,129
Inventories are carried at the lower of cost or market value. Costs of crude oil and other feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.

13. Property, Plant and Equipment (PP&E)

	June 30, 2026			December 31, 2025
(Millions of dollars)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$34,918	$21,148	$13,770	$34,372	$20,462	$13,910
Midstream	35,450	12,345	23,105	34,057	11,690	22,367
Renewable Diesel	970	426	544	970	396	574
Corporate	1,569	1,046	523	1,610	1,064	546
Total	$72,907	$34,965	$37,942	$71,009	$33,612	$37,397
Depreciation expense was $762 million and $1.49 billion for the three and six months ended June 30, 2026, respectively, and $723 million and $1.45 billion for the three and six months ended June 30, 2025, respectively.
14. Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	June 30, 2026
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$1,780	$—	$—	$(1,647)	$133	$—
Liabilities:
Commodity contracts	$1,610	$973	$8	$(1,610)	$981	$—
Embedded derivatives in commodity contracts	—	—	47	—	47	—
Contingent consideration	—	—	235	—	235	—

	December 31, 2025
	Fair Value Hierarchy
(Millions of dollars)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$243	$—	$—	$(226)	$17	$10
Liabilities:
Commodity contracts	$236	$—	$—	$(236)	$—	$—
Embedded derivatives in commodity contracts	—	—	41	—	41	—
Contingent consideration	—	—	236	—	236	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of June 30, 2026, there was no cash collateral netted with mark-to-market derivative liabilities. As of December 31, 2025, cash collateral of $10 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.
Level 2 instruments include liabilities related to MPC’s obligation to return crude oil barrels to the Strategic Petroleum Reserve (“SPR”) beginning in April 2027 through September 2028 under its exchange contracts with the U.S. Department of Energy. The fair value of the liabilities are determined using observable forward crude oil index prices for the applicable return periods, adjusted for differentials ranging from $(2.84) to $4.19 per barrel based on location and crude grade assumptions.
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
The fair value calculation for the embedded derivative liability at June 30, 2026 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.63 to $1.55 per gallon with a weighted average of $0.79 per gallon and (2) a 100 percent probability of renewal for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Beginning balance	$300	$62	$277	$58
Unrealized and realized (gain)/loss included in net income(a)	(7)	(4)	17	3
Settlements of derivative instruments	(4)	(3)	(5)	(6)
Ending balance	$289	$55	$289	$55

The amount of total (gain)/loss for the period included in earnings attributable to the change in unrealized (gain)/loss relating to liabilities still held at the end of period(a):	$(9)	$(4)	$16	$2
(a)    The (gain)/loss is included in Cost of revenues on the Consolidated Statements of Income.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments, historical incurrence of credit losses and expected insignificance of future credit losses, which includes an evaluation of counterparty credit risk. Any borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on average bid prices obtained from broker quotes and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $32.4 billion and $30.9 billion at June 30, 2026, respectively, and approximately $32.4 billion and $31.1 billion at December 31, 2025, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs, which are netted against our total debt.
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
The following table presents the fair value of derivative instruments as of June 30, 2026 and December 31, 2025 and the line items in the Consolidated Balance Sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our Consolidated Balance Sheets.

(Millions of dollars)	June 30, 2026		December 31, 2025
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$1,703	$1,435	$243	$236
Other non-current assets	77	175	—	—
Other current liabilities(a)	—	205	—	6
Deferred credits and other liabilities(a)	—	822	—	35
(a)     Includes embedded derivatives and SPR liability.

The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of June 30, 2026.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	42.0%	142,916	129,994
Refined products	75.1%	62,962	66,315
Blending products	46.0%	7,091	7,143
Soybean oil	100.0%	3,846	4,940
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 3,715 long and 4,345 short, Refined products - 4,436 long and 4,512 short and Blending Products - 122 long and 81 short. There are no spread contracts for Soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our Consolidated Statements of Income:

(Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2026	2025	2026	2025
Sales and other operating revenues
Realized loss	$(27)	$—	$(40)	$—
Unrealized gain/(loss)	44	—	(5)	—
Sales and other operating revenue gain/(loss)	17	—	(45)	—
Cost of revenues
Realized gain/(loss)	(536)	5	(936)	(49)
Unrealized gain	849	26	409	13
Cost of revenues gain/(loss)	313	31	(527)	(36)
Other income
Realized gain/(loss)	(24)	—	(1)	3
Unrealized gain/(loss)	19	1	(11)	—
Other income gain/(loss)	(5)	1	(12)	3
Total derivative gain/(loss) included in Net Income	$325	$32	$(584)	$(33)
During the second quarter of 2026, MPC took possession of crude oil barrels from the SPR as part of its exchange contracts with the U.S. Department of Energy. Under the exchange contracts, MPC received 12.1 million barrels of crude during the quarter, with a corresponding obligation to return 14.7 million barrels of crude between April 2027 through September 2028 (refer to Note 14 for further discussion on significant fair value inputs).

The exchange contracts are accounted for as derivatives, indexed to forward crude pricing. The derivatives are not designated as hedging instruments, and changes in the fair value are recognized in earnings within Cost of revenues in the Consolidated Statements of Income. As of June 30, 2026, the derivative liabilities related to the SPR return obligation totaled $973 million, including $196 million presented as Other current liabilities and $777 million presented as Deferred credits and other liabilities on our Consolidated Balance Sheets. MPC used derivatives to hedge our underlying commodity price exposure related to future changes in fair value of the obligation to return crude to the SPR.

16. Debt
Our outstanding borrowings at June 30, 2026 and December 31, 2025 consisted of the following:

(Millions of dollars)	June 30, 2026	December 31, 2025
MPC:
Senior notes	$6,449	$6,449
MARAD debt	154	161
Finance lease obligations	647	689
Total	7,250	7,299

MPLX:
Senior notes	26,000	26,000
Finance lease obligations	5	6
Total	26,005	26,006

Total debt	33,255	33,305
Unamortized debt issuance costs	(210)	(204)
Unamortized discount, net of unamortized premium	(229)	(225)
Amounts due within one year	(2,120)	(2,371)
Total long-term debt due after one year	$30,696	$30,505

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
In March 2026, MPLX repaid all of MPLX’s outstanding $1.5 billion aggregate principal amount of 1.750 percent senior notes due March 2026 at maturity.
Capacity under our Credit Facilities as of June 30, 2026

(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	April 2031
MPC trade receivables securitization facility(a)	100	—	100	—	—%	April 2029

MPLX
MPLX bank revolving credit facility	2,500	—	—	2,500	—%	April 2031
(a)    The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of June 30, 2026, letters of credit in the total amount of $1.626 billion were issued and outstanding under the facility to secure contracts awarded by the U.S. Department of Energy to purchase crude oil from the SPR.
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
17. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Refining & Marketing
Refined products	$46,434	$29,945	$76,654	$57,372
Crude oil	2,267	1,419	3,917	2,984
Services and other	598	464	1,054	929
Total revenues from external customers	49,299	31,828	81,625	61,285
Midstream
Refined products	555	472	1,040	1,002
Services and other	900	868	1,717	1,779
Total revenues from external customers	1,455	1,340	2,757	2,781
Renewable Diesel
Refined products	1,237	629	1,804	1,244
Services and other	3	2	8	6
Total revenues from external customers	1,240	631	1,812	1,250

Sales and other operating revenues	$51,994	$33,799	$86,194	$65,316
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of June 30, 2026, we do not have future performance obligations that are material to future periods.
Contract Balances
Our receivables primarily consist of customer receivables. Significant, non-customer balances included in our receivables at June 30, 2026 and December 31, 2025 include matching buy/sell receivables of $7.8 billion and $4.1 billion, respectively.
Our contract liabilities primarily represent advances from our customers prior to product or service delivery. At June 30, 2026 and December 31, 2025, contract liabilities were $284 million and $215 million, respectively. Contract liabilities are included in Other current liabilities and Deferred credits and other liabilities on our Consolidated Balance Sheets. We classify contract liabilities as current or long-term based on the timing of when we expect to recognize revenue.
18. Supplemental Cash Flow Information

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$739	$590
Net income taxes paid to taxing authorities(a)	630	119
Non-cash investing and financing activities:
Contribution of assets(b)	—	115
(a)    Includes $185 million and $111 million in the six months ended June 30, 2026 and June 30, 2025, respectively, paid to third parties and related parties for transferable tax credits. The six months ended June 30, 2026 includes $63 million paid to Martinez Renewables LLC.
(b)    Represents the book value of assets contributed by MPLX to a joint venture.

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Additions to property, plant and equipment per the Consolidated Statements of Cash Flows	$2,099	$1,358
Increase (decrease) in capital accruals	94	(5)
Total capital expenditures	$2,193	$1,353
19. Other Current Liabilities
The following summarizes the components of Other current liabilities:

(Millions of dollars)	June 30, 2026	December 31, 2025
Environmental credits liability	$1,215	$463
Accrued interest payable	461	449
Other current liabilities(a)	649	341
Total Other current liabilities	$2,325	$1,253
(a) See Note 15 for derivative liabilities included within Other current liabilities.
20. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2025	$(209)	$105	$(1)	$(105)
Other comprehensive loss before reclassifications, net of tax of $0	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of prior service credit(a)	(2)	(5)	—	(7)
Amortization of actuarial loss(a)	4	—	—	4
Tax effect	—	1	—	1
Other comprehensive income (loss)	2	(5)	—	(3)
Balance as of March 31, 2026	$(207)	$100	$(1)	$(108)
Other comprehensive income before reclassifications, net of tax of $0	1	—	—	1
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of prior service credit(a)	(3)	(6)	—	(9)
Amortization of actuarial loss(a)	5	—	—	5
Tax effect	(1)	2	—	1
Other comprehensive income (loss)	2	(4)	—	(2)
Balance as of June 30, 2026	$(205)	$96	$(1)	$(110)

(Millions of dollars)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2024	$(235)	$122	$(1)	$(114)
Other comprehensive income before reclassifications, net of tax of $2	5	3	—	8
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of prior service credit(a)	(2)	(6)	—	(8)
Amortization of actuarial loss(a)	4	—	—	4
Tax effect	—	1	—	1
Other comprehensive income (loss)	7	(2)	—	5
Balance as of March 31, 2025	$(228)	$120	$(1)	$(109)
Other comprehensive income (loss) before reclassifications, net of tax of $1	3	(1)	—	2
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of prior service credit(a)	(2)	(5)	—	(7)
Amortization of actuarial loss(a)	4	—	—	4
Settlement loss(a)	1	—	—	1
Other	—	—	1	1
Tax effect	(2)	2	—	—
Other comprehensive income (loss)	4	(4)	1	1
Balance as of June 30, 2025	$(224)	$116	$—	$(108)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 21.
21. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Pension Benefits
Service cost	$62	$57	$124	$112
Interest cost	38	35	77	72
Expected return on plan assets	(39)	(35)	(78)	(72)
Amortization of prior service credit	(2)	(2)	(4)	(4)
Amortization of actuarial loss	5	4	9	8
Settlement loss	—	1	—	1
Net periodic pension benefit cost	$64	$60	$128	$117

Other Benefits
Service cost	$5	$5	$10	$10
Interest cost	9	8	17	17
Amortization of prior service credit	(6)	(5)	(11)	(11)
Net periodic other benefit cost	$8	$8	$16	$16
The components of net periodic benefit cost, other than the service cost component, are included in Net interest and other financial costs on the Consolidated Statements of Income.
During the six months ended June 30, 2026, we made no contributions to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $8 million and $28 million, respectively, during the six months ended June 30, 2026.

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
Accrued liabilities for remediation totaled $368 million and $355 million at June 30, 2026 and December 31, 2025, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $4 million at both June 30, 2026 and December 31, 2025.
We are involved in environmental enforcement matters arising in the ordinary course of business. While the outcome and impact on us cannot be predicted with certainty, management believes the resolution of these environmental matters will not, individually or collectively, have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Climate Change Litigation
Governmental and other entities in various states have filed climate-related lawsuits against a number of energy companies, including MPC. Although each suit is separate and unique, the lawsuits generally allege defendants made knowing misrepresentations about knowingly concealing or failing to warn of the impacts of their petroleum products which led to increased demand and worsened climate change. Plaintiffs are seeking unspecified damages and abatement under various tort theories, as well as breaches of consumer protection and unfair trade statutes. We are currently subject to such a proceeding in Delaware. The pending case is: Delaware ex rel. Jennings v. BP America Inc., et al., (Del. Super. Ct.) (date instituted September 10, 2020).
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2040. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $210 million as of June 30, 2026.
Dakota Access Pipeline
MPLX holds a 9.19 percent indirect interest in a joint venture (“Dakota Access”), which owns and operates the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline system”). In 2020, the U.S. District Court for the District of Columbia (the “D.D.C.”) ordered the U.S. Army Corps of Engineers (“Army Corps”), which granted permits and an easement for the Bakken Pipeline system, to prepare an environmental impact statement (“EIS”) relating to an easement under Lake Oahe in North Dakota. The D.D.C. later vacated the easement. The Army Corps issued the final EIS in late 2025 and recommended the continued operation of the pipeline. The Army Corps issued a Record of Decision in May of 2026. New litigation may be filed now that the final EIS has been issued.
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
If the vacatur of the easement results in a temporary shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of funds required to pay interest accruing on the notes and any portion of the principal that matures while the pipeline is shut down. MPLX also expects to contribute its 9.19 percent pro rata share of any costs to remediate any deficiencies to reinstate the easement and/or return the pipeline into operation. If the vacatur of the easement results in a permanent shutdown of the pipeline, MPLX would have to contribute its 9.19 percent pro rata share of the cost to redeem the bonds (including the 1 percent redemption premium required pursuant to the indenture governing the notes) and any accrued and unpaid interest. As of June 30, 2026, our maximum potential undiscounted payments under the Contingent Equity Contribution Agreement were approximately $78 million.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $185 million as of June 30, 2026, which primarily consist of a commitment to indemnify a joint venture member for our pro rata share of any payments made under a performance guarantee for construction of a pipeline by an equity method investee, a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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
EXECUTIVE SUMMARY
Business and Economic Environment Update
Our Refining & Marketing segment results for the second quarter of 2026 versus the second quarter of 2025 reflect higher realized refining margins supported by stable demand and higher product prices driven by global crude oil supply disruptions as a result of increasing regional conflicts, particularly in the Middle East. Longer term, global demand growth is expected to outpace the net impact of refining capacity additions and rationalizations through the end of the decade. We anticipate these fundamentals, as well as the U.S. refining industry’s current structural advantages over the rest of the world, will support a constructive environment for U.S. refiners.

Our Midstream segment results for the second quarter of 2026 versus the second quarter of 2025 reflect previously announced acquisition and divestiture activity as we continue to optimize our assets and execute on progressing our strategic initiatives. We believe our Midstream business is well positioned to meet growing global demand for U.S. energy through the advancement of MPLX’s wellhead-to-water strategy and support the development plans of its producer customers.
Strategic Updates
Strategic Petroleum Reserve
In the first and second quarters of 2026, the U.S. Department of Energy (“DOE”) accepted MPC’s bids to exchange crude oil barrels with the Strategic Petroleum Reserve (“SPR”). Under the arrangements, the SPR agreed to deliver approximately 22 million barrels to MPC throughout 2026 and MPC agreed to return approximately 27 million barrels beginning in April of 2027 through July of 2029.
See Note 15 to the unaudited consolidated financial statements for further discussion.
Additional $5.0 Billion Share Repurchase Authorization
On May 5, 2026, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The share repurchase authorization has no expiration date. Future repurchases under the authorization will depend on the macro environment, cash available after opportunities for capital investment and growth of the business, and market conditions. As of June 30, 2026, we had $6.13 billion remaining under the share repurchase authorizations.
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

Select results are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$6,655	$1,890	$8,032	$2,379
Midstream	1,778	1,641	3,376	3,361
Renewable Diesel	258	(19)	296	(61)
Total reportable segments	$8,691	$3,512	$11,704	$5,679

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$8,691	$3,512	$11,704	$5,679
Corporate	(231)	(226)	(481)	(418)
Refining & Renewable Diesel planned turnaround costs	(276)	(275)	(807)	(740)
Renewable Diesel JV planned turnaround costs(a)	(1)	(2)	(30)	(10)
Depreciation and amortization	(838)	(789)	(1,647)	(1,582)
Renewable Diesel JV depreciation and amortization(a)	(23)	(23)	(45)	(45)
Clean fuel production tax credit(b)	—	—	32	—
Net interest and other financial costs	(340)	(319)	(710)	(623)
Income before income taxes	$6,982	$1,878	$8,016	$2,261

Net income attributable to MPC per diluted share	$17.73	$3.96	$19.30	$3.68
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
(b)    Recognition of 2025 clean fuel production tax credits as a result of proposed regulatory guidance issued in February of 2026 which clarified the qualification criteria for 45Z credits.
Net income attributable to MPC was $5.14 billion, or $17.73 per diluted share, for the second quarter of 2026 compared to $1.22 billion, or $3.96 per diluted share, for the second quarter of 2025 and $5.65 billion, or $19.30 per diluted share, in the first six months of 2026 compared to $1.14 billion, or $3.68 per diluted share, in the first six months of 2025.
Refer to the Results of Operations section for a discussion of consolidated financial results and Segment Results for the second quarter of 2026 as compared to the second quarter of 2025 and the first six months of 2026 compared to the first six months of 2025.
MPLX
We owned approximately 647 million MPLX common units as of June 30, 2026, with a market value of $36.47 billion based on the June 30, 2026 closing price of $56.33 per common unit. On July 28, 2026, MPLX declared a quarterly cash distribution of $1.0765 per common unit, payable on August 14, 2026 to unitholders of record on August 7, 2026. MPC’s portion of this distribution is approximately $697 million.
We received limited partner distributions from MPLX of $1.39 billion in the six months ended June 30, 2026 and $1.24 billion in the six months ended June 30, 2025.
During the six months ended June 30, 2026, MPLX repurchased approximately 2 million MPLX common units at an average cost per unit of $56.32 and paid $100 million of cash for the repurchased common units. As of June 30, 2026, MPLX had $1.02 billion remaining under the unit repurchase authorizations.
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
Midstream
Our Midstream segment gathers, transports, stores and distributes crude oil, refined products, including renewable diesel, and other hydrocarbon-based products, principally for our Refining & Marketing segment. Additionally, the segment markets refined products. The profitability of our pipeline transportation operations primarily depends on tariff rates and the volumes shipped through the pipelines. The profitability of our marine operations primarily depends on the quantity and availability of our vessels and barges. The profitability of our light product terminal operations primarily depends on the throughput volumes at these terminals. The profitability of our fuels distribution services primarily depends on the sales volumes of certain refined products. The profitability of our refining logistics operations depends on the quantity and availability of our refining logistics assets. A majority of the crude oil and refined product shipments on our pipelines and marine vessels and the refined product throughput at our terminals serve our Refining & Marketing segment while our refining logistics assets and fuels distribution services are used solely by our Refining & Marketing segment. As discussed above in the Refining & Marketing section, MPLX, which is reported in our Midstream segment, has various long-term, fee-based commercial agreements related to services provided to our Refining & Marketing segment. Under these agreements, MPLX has received various commitments of minimum throughput, storage and distribution volumes as well as commitments to pay for all available capacity of certain assets. The volume of crude oil that we transport is directly affected by the supply of, and refiner demand for, crude oil in the markets served directly by our crude oil pipelines, terminals and marine operations. Key factors in this supply and demand balance are the production levels of crude oil by producers in various regions or fields, the availability and cost of alternative modes of transportation, the volumes of crude oil processed at refineries and refinery and transportation system maintenance levels. The volume of refined products that we transport, store, distribute and market is directly affected by the production levels of, and user demand for, refined products in the markets served by our refined product pipelines and marine operations. In most of our markets, demand for gasoline and distillate peaks during the summer driving season, which extends from May through September of each year, and declines during the fall and winter months. As with crude oil, other transportation alternatives and system maintenance levels influence refined product movements.
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
Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(Millions of dollars)	2026	2025	Variance	2026	2025	Variance
Revenues and other income:
Sales and other operating revenues	$51,994	$33,799	$18,195	$86,194	$65,316	$20,878
Income from equity method investments	256	212	44	432	442	(10)
Net gain (loss) on disposal of assets	(2)	6	(8)	(2)	6	(8)
Other income	89	84	5	281	187	94
Total revenues and other income	52,337	34,101	18,236	86,905	65,951	20,954

Costs and expenses:
Cost of revenues (excludes items below)	43,064	30,025	13,039	74,325	59,385	14,940
Depreciation and amortization	838	789	49	1,647	1,582	65
Selling, general and administrative expenses	894	867	27	1,761	1,650	111
Other taxes	219	223	(4)	446	450	(4)
Total costs and expenses	45,015	31,904	13,111	78,179	63,067	15,112

Income from operations	7,322	2,197	5,125	8,726	2,884	5,842
Net interest and other financial costs	340	319	21	710	623	87
Income before income taxes	6,982	1,878	5,104	8,016	2,261	5,755
Provision for income taxes	1,444	268	1,176	1,627	305	1,322
Net income	5,538	1,610	3,928	6,389	1,956	4,433
Less net income attributable to:
Noncontrolling interests	400	394	6	740	814	(74)
Net income attributable to MPC	$5,138	$1,216	$3,922	$5,649	$1,142	$4,507
Second Quarter 2026 Compared to Second Quarter 2025
Net income attributable to MPC increased $3.92 billion in the second quarter of 2026 compared to the second quarter of 2025 primarily due to the following:
Revenues and other income increased $18.24 billion primarily due to:
•increased sales and other operating revenues of $18.2 billion mainly due to an increase in Refining & Marketing segment average refined product sales prices of $1.12 per gallon and increased refined product sales volumes of 7 mbpd; and
•increased income from equity method investments of $44 million largely due to increased income from our Martinez Renewables JV of $21 million and Midstream equity method investments of $14 million.
Costs and expenses increased $13.11 billion primarily due to increased cost of revenues of $13.04 billion mainly due to increased crude costs and finished product purchases.
We recorded a combined federal, state and foreign income tax provision of $1.44 billion for the three months ended June 30, 2026, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests and cross-border tax impacts, partially offset by state taxes. We recorded a combined federal, state and foreign income tax provision of $268 million for the three months ended June 30, 2025, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net income attributable to MPC increased $4.51 billion in the first six months of 2026 compared to the first six months of 2025 primarily due to the following:

Revenues and other income increased $20.95 billion primarily due to:
•increased sales and other operating revenues of $20.88 billion mainly due to an increase in Refining & Marketing segment average refined product sales prices of $0.66 per gallon and increased refined product sales volumes of 55 mbpd; and
•increased other income of $94 million primarily due to approximately $75 million of clean fuel production tax credits, of which $32 million related to 2025 activity.
Costs and expenses increased $15.11 billion primarily due to:
•increased cost of revenues of $14.94 billion mainly due to increased crude costs and finished product purchases; and
•increased selling, general and administrative expenses of $111 million primarily due to increased employee related costs of $56 million and fair-value remeasurement of outstanding performance-based stock compensation of $45 million.
Net interest and other financial costs increased $87 million largely due to increased interest expense, primarily due to higher MPLX borrowings, partially offset by increased interest income and capitalized interest.
We recorded a combined federal, state and foreign income tax provision of $1.63 billion for the six months ended June 30, 2026, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests and cross-border tax impacts, partially offset by state taxes. We recorded a combined federal, state and foreign income tax provision of $305 million for the six months ended June 30, 2025, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
Net income attributable to noncontrolling interests decreased $74 million mainly due to a decrease in MPLX’s net income in the first six months of 2026. See further discussion in the Midstream Segment Results section.
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
Our segment adjusted EBITDA for reportable segments was $11.70 billion and $5.68 billion for the six months ended June 30, 2026 and 2025, respectively.

Refining & Marketing
The following includes key financial and operating data for the second quarter of 2026 compared to the second quarter of 2025 and the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

(a)Includes intersegment sales to the Midstream segment and sales destined for export.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	2,944	3,060	2,898	2,955
Refining & Marketing margin per barrel(a)(b)	$36.33	$17.58	$27.24	$15.57
Less:
Refining operating costs per barrel(c)	5.72	5.34	5.97	5.53
Distribution costs per barrel(d)	5.88	5.52	6.02	5.64
Other income per barrel(e)	(0.11)	(0.07)	(0.06)	(0.05)
Refining & Marketing segment adjusted EBITDA per barrel	$24.84	$6.79	$15.31	$4.45

Refining planned turnaround costs per barrel	$1.03	$0.90	$1.53	$1.32
Depreciation and amortization per barrel	1.53	1.45	1.52	1.52
Per barrel fees paid to MPLX included in distribution costs above	3.90	3.59	3.93	$3.72
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$3.16	$2.01	$2.58	$2.00
Chicago ULSD	3.69	2.07	3.10	2.10
USGC CBOB unleaded regular gasoline	3.07	1.95	2.58	1.96
USGC ULSD	3.68	2.08	3.21	2.19
LA CARBOB	3.63	2.37	3.11	2.37
LA CARB diesel	3.98	2.21	3.42	2.30

Market Indicators (dollars per barrel)
WTI	$92.70	$63.68	$82.77	$67.52
MEH	95.28	64.65	85.14	68.70
ANS	103.53	68.88	90.99	72.39
Crack Spreads:
Mid-Continent WTI 3-2-1	$36.38	$15.54	$23.72	$12.50
USGC MEH 3-2-1	28.12	12.83	21.35	11.44
West Coast ANS 3-2-1	39.85	22.38	33.35	20.49
Blended 3-2-1(a)	33.54	15.63	24.46	13.49

Crude Oil Differentials:
Sweet	$0.39	$(0.76)	$(0.35)	$(0.78)
Sour	(3.00)	(2.24)	(3.96)	(2.74)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/42/18 percent in 2026 and 2025.

Second Quarter 2026 Compared to Second Quarter 2025
Refining & Marketing segment revenues increased $17.47 billion primarily due to an increase in average refined product sales prices of $1.12 per gallon and increased refined product sales volumes of 7 mbpd.
Net refinery throughput decreased 116 mbpd due to increased planned turnaround activity, primarily in the Mid-Continent region, occurring in the second quarter of 2026 compared to the second quarter of 2025.
Refining & Marketing segment adjusted EBITDA increased $4.77 billion mainly due to increased per barrel margins. Refining & Marketing segment adjusted EBITDA was $24.84 per barrel for the second quarter of 2026, versus $6.79 per barrel for the second quarter of 2025.
Refining & Marketing margin was $36.33 per barrel for the second quarter of 2026 compared to $17.58 per barrel for the second quarter of 2025, primarily due to higher crack spreads. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $4 billion on Refining & Marketing margin for the second quarter of 2026 compared to the second quarter of 2025. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $800 million on Refining & Marketing segment adjusted EBITDA in the second quarter of 2026 compared to the second quarter of 2025.
We purchase RINs to satisfy a portion of our RFS compliance. Our expenses associated with purchased RINs and included in Refining & Marketing margin were $683 million and $314 million in the second quarter of 2026 and 2025, respectively. The increase in the second quarter of 2026 was mainly due to higher RIN costs and blending requirements, partially offset by lower RIN sales and obligated volume in addition to increased RINs generated.
For the three months ended June 30, 2026, refining operating costs, excluding depreciation and amortization, increased $45 million, or $0.38 per barrel, largely due to increased major maintenance and engineered projects conducted during turnaround activity, partially offset by lower energy costs.
Distribution costs, excluding depreciation and amortization, increased $38 million, or $0.36 per barrel, and include fees paid to MPLX. The change in the second quarter of 2026 primarily reflects rate increases, partially offset by a decrease in third party marine costs.
Refining planned turnaround costs increased $0.13 per barrel, or $25 million, due to the scope and timing of turnaround activity.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Refining & Marketing segment revenues increased $20.31 billion primarily due to an increase in average refined product sales prices of $0.66 per gallon and increased refined product sales volumes of 55 mbpd.
Net refinery throughput decreased 57 mbpd due to increased planned turnaround activity, primarily in the Mid-Continent region, occurring in the first six months of 2026 compared to the first six months of 2025.
Refining & Marketing segment adjusted EBITDA increased $5.65 billion mainly due to increased per barrel margins. Refining & Marketing segment adjusted EBITDA was $15.31 per barrel for the first six months of 2026, versus $4.45 per barrel for the first six months of 2025.
Refining & Marketing margin was $27.24 per barrel for the first six months of 2026 compared to $15.57 per barrel for the first six months of 2025, primarily due to higher crack spreads. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $5.5 billion on Refining & Marketing margin for the first six months of 2026 compared to the first six months of 2025. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $400 million on Refining & Marketing segment income in the first six months of 2026 compared to the first six months of 2025.
We purchase RINs to satisfy a portion of our RFS compliance. Our expenses associated with purchased RINs included in Refining & Marketing margin were $1.28 billion and $668 million in the first six months of 2026 and 2025, respectively. The increase in the first six months of 2026 was mainly due to higher RIN costs and blending requirements, partially offset by lower obligated volume and RIN sales.

For the six months ended June 30, 2026, refining operating costs, excluding depreciation and amortization, increased $172 million, or $0.44 per barrel, largely due to increased major maintenance and engineered projects conducted during turnaround activity, partially offset by lower energy costs.
Distribution costs, excluding depreciation and amortization, increased $141 million for the first six months of 2026, or $0.38 per barrel, and include fees paid to MPLX. The increase primarily reflects rate increases and increased third party marine costs.
Refining planned turnaround costs increased $0.21 per barrel, or $101 million, due to the scope and timing of turnaround activity.
Supplemental Refining & Marketing Statistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	94	97	91	93

Refinery throughput (mbpd):
Crude oil refined	2,798	2,883	2,732	2,754
Other charge and blendstocks	146	177	166	201
Net refinery throughput	2,944	3,060	2,898	2,955

Sour crude oil throughput percent	48	45	48	45
Sweet crude oil throughput percent	52	55	52	55

Refined product yields (mbpd):
Gasoline	1,439	1,526	1,426	1,506
Distillates	1,131	1,117	1,077	1,073
Propane	71	70	67	69
NGLs and petrochemicals	237	242	210	202
Heavy fuel oil	29	61	77	67
Asphalt	81	81	78	77
Total	2,988	3,097	2,935	2,994

Refined product export sales volumes (mbpd)(b)	436	399	399	393
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Represents fully loaded refined product export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the second quarter of 2026 compared to the second quarter of 2025 and the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Midstream Sales and Other Operating Revenues
Q2 2026
$1,455
$1,651
$3,106
Q2 2025
$1,340
$1,471
$2,811
YTD 2026
$2,757
$3,173
$5,930
YTD 2025
$2,781
$2,940
$5,721
In millions
Third party
Intersegment

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for partnership-operated equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
Benchmark Prices	2026	2025	2026	2025
Natural Gas NYMEX HH (per MMBtu)	$2.94	$3.51	$3.21	$3.69
C2 + NGL Pricing (per gallon)(a)	$0.90	$0.80	$0.83	$0.87
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline.
Second Quarter 2026 Compared to Second Quarter 2025
In the second quarter of 2026, Midstream segment adjusted EBITDA increased $137 million mainly due to increased sales and operating revenues of $295 million. These increases were primarily driven by increased rates and throughputs, including growth from equity affiliates and acquisitions, partially offset by the divestiture of non-core gathering and processing assets.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Midstream segment adjusted EBITDA increased $15 million in the first six months of 2026 primarily due to increased sales and operating revenues of $209 million. These increases were primarily driven by increased rates and throughputs, including growth from equity affiliates and acquisitions, partially offset by the divestiture of non-core gathering and processing assets and a $37 million non-recurring benefit associated with a customer agreement in the first quarter of 2025. Midstream segment adjusted EBITDA was also impacted by increased derivative losses of $53 million.

Renewable Diesel
The following includes key financial and operating data for the second quarter of 2026 compared to the second quarter of 2025 and the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

(a)    Includes intersegment sales to the Refining & Marketing segment.
(b)    Includes Dickinson facility production and purchased product from our Martinez Renewables JV.

Second Quarter 2026 Compared to Second Quarter 2025
Renewable Diesel segment revenues increased $620 million, primarily due to higher sales prices and increased renewable diesel sales volume of 91 thousand gallons per day. Renewable Diesel segment adjusted EBITDA increased $277 million, primarily due to an increase in Renewable Diesel margin from $321 million for the second quarter of 2026 compared to $49 million for the second quarter of 2025, driven by improved regulatory credit values.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Renewable Diesel segment revenues increased $573 million, mainly due to higher sales prices partially offset by decreased renewable diesel sales volume of 44 thousand gallons per day largely due to planned turnaround activity at our Martinez Renewables JV in the first quarter of 2026. Renewable Diesel segment adjusted EBITDA increased $357 million primarily due to an increase in Renewable Diesel margin from $454 million in the first six months of 2026 compared to $75 million in the first six months of 2025, driven by improved regulatory credit values. This was partially offset by decreased utilization due to planned downtime at our Martinez Renewables JV.
See “Non-GAAP Financial Measures” section for a reconciliation of Renewable Diesel margin.

Corporate

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Corporate(a)	$(256)	$(243)	$(530)	$(453)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $25 million and $17 million for the second quarter of 2026 and 2025, respectively, and $49 million and $35 million for the six months ended June 30, 2026 and 2025, respectively.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Corporate expenses increased $77 million in the first six months of 2026 primarily due to the fair-value remeasurement of outstanding performance-based stock compensation of $25 million driven by recent stock performance, environmental remediation expense related to historical operations at the Martinez refinery of $23 million and increased employee related costs of $18 million.
Items not Allocated to Segments

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Items not allocated to segments:
Clean fuel production tax credit	$—	$—	$32	$—
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Items not allocated to segments in the first six months of 2026 are the recognition of 2025 clean fuel production tax credits as a result of proposed regulatory guidance issued in February 2026, which clarified the qualification criteria for 45Z credits.

Non-GAAP Financial Measures
Management uses financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP. The non-GAAP financial measures we use are as follows:
Refining & Marketing Margin
Refining & Marketing margin is defined as sales revenue less cost of refinery inputs and purchased products, which includes impacts from derivative activity. We use and believe our investors use this non-GAAP financial measure to evaluate our Refining & Marketing segment’s operating and financial performance as it is the most comparable measure to the industry’s market reference product margins. This measure should not be considered a substitute for, or superior to, Refining & Marketing gross margin or other measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies.
Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Refining & Marketing segment adjusted EBITDA	$6,655	$1,890	$8,032	$2,379
Plus (Less):
Depreciation and amortization	(410)	(405)	(797)	(811)
Refining planned turnaround costs	(275)	(250)	(805)	(704)
Selling, general and administrative expenses	686	667	1,336	1,291
Income from equity method investments	(12)	(3)	(10)	(8)
Other income	(29)	(51)	(130)	(119)
Refining & Marketing gross margin	6,615	1,848	7,626	2,028
Plus (Less):
Operating expenses (excluding depreciation and amortization)	2,939	2,803	6,187	5,787
Depreciation and amortization	410	405	797	811
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(173)	(98)	(217)	(168)
Other taxes included in Refining & Marketing margin	(56)	(63)	(108)	(133)
Refining & Marketing margin	$9,735	$4,895	$14,285	$8,325
(a)Reflects the gross margin, excluding depreciation and amortization, of other related operations included in the Refining & Marketing segment and processing of credit card transactions on behalf of certain of our marketing customers, net of other income.

Renewable Diesel Margin
Renewable Diesel margin is defined as sales revenue plus value attributable to qualifying regulatory credits earned during the period less cost of renewable inputs and costs for purchased product, including from our Martinez Renewables JV. We use, and believe our investors use, this non-GAAP financial measure to evaluate our Renewable Diesel segment’s operating and financial performance. This measure should not be considered a substitute for, or superior to, Renewable Diesel gross margin or other measures of financial performance prepared in accordance with GAAP, and our calculation thereof may not be comparable to similarly titled measures reported by other companies.
Reconciliation of Renewable Diesel segment adjusted EBITDA to Renewable Diesel gross margin and Renewable Diesel margin

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2026	2025	2026	2025
Renewable Diesel segment adjusted EBITDA	$258	$(19)	$296	$(61)
Plus (Less):
Depreciation and amortization	(16)	(18)	(32)	(36)
Renewable Diesel JV depreciation and amortization(a)	(23)	(23)	(45)	(45)
Renewable Diesel planned turnaround costs	(1)	(25)	(2)	(36)
Renewable Diesel JV planned turnaround costs(a)	(1)	(2)	(30)	(10)
Selling, general and administrative expenses	8	9	16	18
Income from equity method investments	(39)	(18)	(10)	(34)
Other income	(26)	(8)	(54)	(11)
Renewable Diesel gross margin	160	(104)	139	(215)
Plus (Less):
Operating expenses (excluding depreciation and amortization)	123	114	240	212
Depreciation and amortization	16	18	32	36
Martinez Renewables JV depreciation and amortization	22	21	43	42
Renewable Diesel margin	$321	$49	$454	$75
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $7.77 billion at June 30, 2026 compared to $3.67 billion at December 31, 2025. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Net cash provided by (used in):
Operating activities	$11,448	$2,575
Investing activities	(2,441)	(1,897)
Financing activities	(4,912)	(2,215)
Total increase (decrease) in cash	$4,095	$(1,537)
Operating Activities
Net cash provided by operating activities increased $8.87 billion in the first six months of 2026 compared to the first six months of 2025. The change in net cash provided by operating activities was primarily due to an increase in operating results and a favorable change in working capital of $4.23 billion, when comparing the change in working capital in both periods.

For the first six months of 2026, changes in working capital, excluding changes in short-term debt, were a net $3.19 billion source of cash mainly due to the effects of changes in energy commodity prices and volumes, including derivatives. Accounts payable increased primarily due to increases in crude oil prices and volumes. Current receivables increased primarily due to increases in crude oil prices and volumes in addition to an increase in refined product prices. Inventories decreased largely due to decreases in crude oil and material and supplies inventory volumes, partially offset by an increase in refined product inventory volumes.
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
Investing Activities
Investing activities were a net $2.44 billion use of cash in the first six months of 2026 compared to a net $1.90 billion use of cash in the first six months of 2025.
•Additions to property, plant and equipment increased $741 million. See the Capital Requirements section for additional information on our capital expenditures and investments.
•Cash used for acquisitions of $237 million in the first six months of 2025 was due to an acquisition in our Midstream segment.
•Cash used in net investments was $507 million for the first six months of 2026 compared to $428 million for the first six months of 2025. In the first six months of 2026, investments primarily included contributions to MPLX and Renewable Diesel equity method investments. The first six months of 2025 primarily included contributions to MPLX equity method investments.
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the Consolidated Statements of Cash Flows to reported total capital expenditures and investments follows.

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Additions to property, plant and equipment per the Consolidated Statements of Cash Flows	$2,099	$1,358
Increase (decrease) in capital accruals	94	(5)
Total capital expenditures	2,193	1,353
Investments in equity method investees(a)	445	488
Total capital expenditures and investments	$2,638	$1,841
(a)Excludes $62 million of funding to the Martinez Renewables JV due to turnaround costs in the first quarter of 2026 expected to be recovered through subsequent distributions from the JV during 2026.
Financing Activities
Financing activities were a net $4.91 billion use of cash in the first six months of 2026 compared to a net $2.22 billion use of cash in the first six months of 2025.
•Long-term debt borrowings and repayments were a net $106 million use of cash in the first six months of 2026 compared to a net $919 million source of cash in the first six months of 2025. During the first six months of 2026, MPLX issued $1.5 billion aggregate principal amount of senior notes and repaid $1.5 billion aggregate principal amount of senior notes that were due in March 2026. During the first six months of 2025, MPC issued $2.0 billion aggregate principal amount of senior notes and repaid $1.25 billion aggregate principal amount of senior notes. During the first six months of 2025, MPLX issued $2.0 billion aggregate principal amount of senior notes and repaid $1.70 billion aggregate principal amount of senior notes.
•During the first six months of 2026, we borrowed and repaid $3.86 billion under our commercial paper program. During the first six months of 2025, we had net borrowings of $210 million under our commercial paper program.
•Cash used in common stock repurchases, including fees and expenses, totaled $3.28 billion in the first six months of 2026 compared to $1.84 billion in the first six months of 2025. See the Capital Requirements section for further discussion of our stock repurchases.
•Cash used in dividend payments increased $21 million for the first six months of 2026 compared to the first six months of 2025 due to an increase in per share dividends, partially offset by a reduction of shares outstanding resulting from share repurchases.
•Cash used in distributions to noncontrolling interests increased $75 million for the first six months of 2026 compared to the first six months of 2025 primarily due to an increase in MPLX’s distribution per common unit.

•Cash used in repurchases of noncontrolling interests was $100 million in the first six months of 2026 and $200 million in the first six months of 2025 related to the repurchase of MPLX common units. See Note 3 to the unaudited consolidated financial statements for further discussion of MPLX.
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
Our liquidity, excluding MPLX, totaled $11.7 billion at June 30, 2026 consisting of:

	June 30, 2026
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	100	—
Total	$5,100	$—	$101	$4,999
Cash and cash equivalents and short-term investments(b)				6,737
Total liquidity				$11,736
(a)The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of June 30, 2026, letters of credit in the total amount of $1.626 billion were issued and outstanding under the facility to secure contracts awarded by the U.S. Department of Energy to purchase crude oil from the SPR.
(b)    Excludes $1.03 billion of MPLX cash and cash equivalents.
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At June 30, 2026, we had no borrowings outstanding under the commercial paper program.
Because of the alternatives available to us, including internally generated cash flow, availability under our credit facilities, access to capital markets and a commercial paper program, we believe that our short-term and long-term liquidity is adequate to fund not only our current operations, but also our near-term (less than twelve months) and long-term funding requirements, including capital spending programs, the repurchase of shares of our common stock, dividend payments, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.
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
MPC’s bank revolving credit facility and trade receivables facility contain representations and warranties, affirmative and negative covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of June 30, 2026, we were in compliance with such covenants and restrictions.
Our intention is to maintain an investment-grade credit profile. As of June 30, 2026, the credit ratings on our senior unsecured debt are as follows.

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
MPLX
MPLX’s liquidity totaled $5.0 billion at June 30, 2026 consisting of:

	June 30, 2026
(Millions of dollars)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility	$2,500	$—	$—	$2,500
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$4,000	$—	$—	$4,000
Cash and cash equivalents				1,031
Total liquidity				$5,031
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
MPLX’s bank revolving credit facility contains certain representations and warranties, covenants and restrictions, including financial covenants, and events of default that we consider to be usual and customary for an agreement of this type. As of June 30, 2026, MPLX was in compliance with such covenants.
Our intention is to maintain an investment-grade credit profile for MPLX. As of June 30, 2026, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
Capital Requirements
Capital Expenditures and Investments
Capital expenditures and investments in affiliates during the six months ended June 30, 2026 were primarily for Refining & Marketing segment and Midstream segment projects. Major Refining & Marketing segment projects include continued investments at our Galveston Bay, Robinson, El Paso, and Garyville refineries having expected high returns. In addition to these multi-year investments, we are executing shorter-term projects that offer high anticipated returns through margin enhancement and cost reduction. Our capital investment outlook for Marketing includes continuing to expand the reach and presence of our branded stations in support of strong value capture.
Our Midstream segment capital expenditures and investments in affiliates were primarily focused on expanding our Permian to Gulf Coast integrated value chain, progressing long-haul pipeline growth projects to support producer activity, and investing in new gas processing plants in the Marcellus and Permian. The remainder of our Midstream capital plan targets the debottlenecking of existing assets to meet customer demand. We continuously evaluate our capital plan and make changes as conditions warrant. As a result, MPLX increased its 2026 growth capital spending outlook by $500 million to $2.9 billion, primarily reflecting the accelerated execution of the expansion of Gulf Coast fractionation and export facilities to meet global demand for U.S. energy.
Capital expenditures and investments for MPC and MPLX are summarized below.

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$653	$709
Midstream - Other	25	12
Renewable Diesel(b)	—	2
Corporate and Other(c)	9	15
Total MPC, excluding MPLX	$687	$738

Midstream - MPLX(d)	$1,888	$1,065
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes $62 million of funding to the Martinez Renewables JV due to turnaround costs in the first quarter of 2026 expected to be recovered through subsequent distributions from the JV during 2026.
(c)    Excludes capitalized interest of $63 million and $38 million for the six months ended June 30, 2026 and 2025, respectively.
(d)    Includes reimbursable capital of $93 million and $87 million for the six months ended June 30, 2026 and 2025, respectively
Share Repurchases
Total share repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Number of shares repurchased	9	5	13	12
Cash paid for shares repurchased(a)	$2,500	$692	$3,250	$1,749
Average cost per share(b)	$258.36	$146.43	$246.41	$147.29
(a)    2026 excludes $33 million paid in 2026 for excise tax on 2025 share repurchases. 2025 excludes $88 million paid in 2025 for excise tax on 2024 share repurchases.
(b)    The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but the excise tax does not reduce the remaining share repurchase authorization.

From January 1, 2012 through June 30, 2026, our board of directors had approved $65.05 billion in total share repurchase authorizations, and we have repurchased a total of $58.92 billion of our common stock. As of June 30, 2026, we had $6.13 billion remaining under the share repurchase authorizations.
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
See Note 8 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
MPLX Unit Repurchases
Total unit repurchases were as follows for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2026	2025	2026	2025
Number of common units repurchased	1	2	2	4
Cash paid for common units repurchased	$50	$100	$100	$200
Average cost per unit	$56.01	$50.31	$56.32	$51.38
As of June 30, 2026, MPLX had $1.02 billion remaining under the unit repurchase authorizations.
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
Cash Commitments
Contractual Obligations
As of June 30, 2026, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first six months of 2026, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2025.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 16 and 21, respectively, to the unaudited consolidated financial statements, and financing and operating leases.
Other Cash Commitments
On July 29, 2026, our board of directors declared a dividend of $1.00 per share on common stock. The dividend is payable September 10, 2026 to shareholders of record as of the close of business on August 19, 2026.
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
There have been no material changes to our environmental matters and compliance costs during the six months ended June 30, 2026.

CRITICAL ACCOUNTING ESTIMATES
As of June 30, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The following table includes the composition of net losses on our commodity derivative positions as of June 30, 2026 and 2025, respectively.

	Six Months Ended June 30,
(Millions of dollars)	2026	2025
Realized loss on settled derivative positions	$(977)	$(46)
Unrealized gain on open net derivative positions	393	13
Net loss	$(584)	$(33)
See Note 15 to the unaudited consolidated financial statements for additional information on our open derivative positions at June 30, 2026.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open commodity derivative instruments as of June 30, 2026 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(Millions of dollars)	10%	25%	10%	25%
As of June 30, 2026
Crude	$81	$203	$(81)	$(203)
Refined products	(15)	(37)	15	37
Blending products	(4)	(11)	4	11
Soybean oil	(23)	(58)	23	58
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after June 30, 2026 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of June 30, 2026 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(Millions of dollars)	Fair Value as of June 30, 2026(a)	Change in Fair Value(b)	Change in Net Income for the Six Months Ended June 30, 2026(c)
Long-term debt
Fixed-rate	$31,111	$2,540	n/a
Variable-rate	$—	$—	$—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at June 30, 2026.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the six months ended June 30, 2026.
At June 30, 2026, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 14 to the unaudited consolidated financial statements for additional information on the fair value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as described below, there have been no material changes to the environmental matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
MPC’s Galveston Bay Refinery is subject to a consent decree with the EPA covering various environmental regulatory programs at the refinery. Following a review of the refinery’s compliance with the consent decree, EPA assessed stipulated penalties in the second quarter of 2026 for alleged violations of the consent decree occurring from 2020 through 2024. We believe resolution of the stipulated penalty demand may result in the payment of $1 million or more, but do not believe any stipulated penalties will have a material impact on our consolidated results of operations, financial position or cash flows.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended June 30, 2026 of equity securities that are registered by MPC pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
4/1/2026-4/30/2026	673,021	$223.59	673,021	$3,480
5/1/2026-5/31/2026	3,361,737	252.79	3,361,737	7,631
6/1/2026-6/30/2026	5,739,026	261.37	5,739,026	6,131
Total	9,773,784	255.82	9,773,784
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

Item 5. Other Information
As previously disclosed on June 29, 2026, Abdulaziz F. Alkhayyal, former director on the Marathon Petroleum Corporation (the "Company") Board of Directors (the “Board”), passed away in late June. The death of Mr. Alkhayyal resulted in an imbalance among the director classes of the Board under the Company’s classified board structure. On July 29, 2026, to restore a more equal apportionment of membership among the Board’s three director classes, the Board approved the reclassification of existing director, Jeffrey C. Campbell, from Class II to Class I. In order to effect this reclassification, Mr. Campbell resigned from his position as a Class II Director (with a term expiring at the Company’s 2028 Annual Meeting of Shareholders), subject to and conditioned upon his immediate reappointment as a Class I Director (with a term expiring at the Company’s 2027 Annual Meeting of Shareholders). The Board accepted Mr. Campbell’s resignation and immediately reappointed him as a Class I Director. The resignation and reappointment of Mr. Campbell was effected solely for the purpose of achieving a more equal apportionment of membership among the Board’s three director classes, and for all other purposes Mr. Campbell’s service on the Board is deemed to have been continuous and uninterrupted by these actions.
On May 15, 2026, Molly R. Benson, Chief Legal Officer and Corporate Secretary of the Company, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act providing for the potential sale of 17,196 shares of our common stock between August 17, 2026 and May 14, 2027.
No other director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), during the quarter ended June 30, 2026.

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
10.1
Revolving Credit Agreement, dated as of April 7, 2026, by and among Marathon Petroleum Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, each of JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Goldman Sachs Bank USA, Mizuho Bank, Ltd., MUFG Bank, Ltd., RBC Capital Markets, Sumitomo Mitsui Banking Corporation and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association, as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA, Mizuho Bank, Ltd., MUFG Bank, Ltd., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and The Toronto-Dominion Bank, New York Branch, as documentation agents, and the other lenders and issuing banks that are parties thereto
		8-K	10.1	4/13/2026	001-35054
10.2
Revolving Credit Agreement, dated as of April 7, 2026, by and among MPLX LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, each of Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Goldman Sachs Bank USA, Mizuho Bank, Ltd., MUFG Bank, Ltd., RBC Capital Markets, Sumitomo Mitsui Banking Corporation and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, each of Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Goldman Sachs Bank USA, Mizuho Bank, Ltd., MUFG Bank, Ltd., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and The Toronto-Dominion Bank, New York Branch, as documentation agents, and the other lenders and issuing banks that are parties thereto
		8-K	10.2	4/13/2026	001-35054
10.3	Amended and Restated Loan and Security Agreement, dated as of April 30, 2026, by and among MPC Trade Receivables Company I LLC, as borrower, The Toronto-Dominion Bank, as administrative agent, Marathon Petroleum Company LP, as initial servicer, and Mizuho Bank, Ltd., as co-syndication agent and lender	10-Q	10.6	5/5/2026	001-35054
10.4
First Amendment to Amended and Restated Loan and Security Agreement, dated as of April 30, 2026, by and among MPC Trade Receivables Company I LLC, as borrower, The Toronto-Dominion Bank, as administrative agent, Marathon Petroleum Company LP, as initial servicer, and Mizuho Bank, Ltd., as co-syndication agent and lender
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

Date: August 4, 2026	MARATHON PETROLEUM CORPORATION

	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski Vice President and Controller