Form 10-Q
period 2026-09-30
Marathon Petroleum Corp
filed 2026-11-03
CIK 1510295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
There were 272,282,280 shares of Marathon Petroleum Corporation common stock outstanding as of October 29, 2026.

Unless otherwise stated or the context otherwise indicates, all references in this Form 10-Q to “MPC,” “us,” “our,” “we” or “the Company” mean Marathon Petroleum Corporation and its consolidated subsidiaries.

Glossary of Terms
Throughout this report, the following company or industry specific terms and abbreviations are used:

ANS	Alaska North Slope crude oil, an oil index benchmark price
ASU	Accounting Standards Update
barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
CARB	California Air Resources Board
CARBOB	California Reformulated Gasoline Blendstock for Oxygenate Blending
CBOB	Conventional Gasoline Blendstock for Oxygenate Blending
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization (a non-GAAP financial measure)
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
JV	Joint Venture
LIFO	Last in, first out, an inventory costing method
mbpd	Thousand barrels per day
MEH	Magellan East Houston crude oil, an oil index benchmark price
MMBtu	One million British thermal units
MMcf/d	One million cubic feet per day
MPLX	MPLX LP and its consolidated subsidiaries
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
NYMEX	New York Mercantile Exchange
RFS	Renewable Fuel Standard program, as required by the Energy Independence and Security Act of 2007
RIN	Renewable Identification Number
SEC	U.S. Securities and Exchange Commission
SRE	Small Refinery Exemption credit under the Renewable Fuel Standard program
ULSD	Ultra-low sulfur diesel
USGC	U.S. Gulf Coast
VIE	Variable interest entity
WTI	West Texas Intermediate crude oil, an oil index benchmark price

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Marathon Petroleum Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues and other income:
Sales and other operating revenues	$56,032	$34,809	$142,226	$100,125
Income from equity method investments	359	976	791	1,418
Net gain (loss) on disposal of assets	—	(2)	(2)	4
Other income	96	66	377	253
Total revenues and other income	56,487	35,849	143,392	101,800

Costs and expenses:
Cost of revenues (excludes items below)	43,795	31,200	118,120	90,585
Depreciation and amortization	836	841	2,483	2,423
Selling, general and administrative expenses	1,100	863	2,861	2,513
Other taxes	306	232	752	682
Total costs and expenses	46,037	33,136	124,216	96,203

Income from operations	10,450	2,713	19,176	5,597
Net interest and other financial costs	287	310	997	933
Income before income taxes	10,163	2,403	18,179	4,664
Provision for income taxes	2,285	460	3,912	765
Net income	7,878	1,943	14,267	3,899
Less net income attributable to:
Noncontrolling interests	431	573	1,171	1,387
Net income attributable to MPC	$7,447	$1,370	$13,096	$2,512

Per share data (See Note 8)
Basic:
Net income attributable to MPC per share	$26.66	$4.51	$45.51	$8.16
Weighted average shares outstanding	279	303	287	307

Diluted:
Net income attributable to MPC per share	$26.59	$4.51	$45.40	$8.15
Weighted average shares outstanding	280	304	288	308
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income	$7,878	$1,943	$14,267	$3,899
Defined benefit plans:
Actuarial changes, net of tax of $—, $1, $2 and $7, respectively	1	4	8	21
Prior service, net of tax of $(2), $(2), $(6) and $(6), respectively	(6)	(6)	(18)	(18)
Other, net of tax of $—, $—, $— and $—, respectively	—	1	—	2
Other comprehensive income (loss)	(5)	(1)	(10)	5
Comprehensive income	7,873	1,942	14,257	3,904
Less comprehensive income attributable to:
Noncontrolling interests	431	573	1,171	1,387
Comprehensive income attributable to MPC	$7,442	$1,369	$13,086	$2,517
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$12,805	$3,672
Short-term investments	804	—
Receivables, less allowance for expected credit loss of $8 and $20, respectively	17,434	10,317
Inventories	10,196	10,129
Other current assets	763	662
Total current assets	42,002	24,780
Equity method investments	7,413	6,795
Property, plant and equipment, net	38,293	37,397
Goodwill	9,335	9,354
Intangibles, net	2,525	2,714
Right of use assets, net	1,442	1,493
Other noncurrent assets	1,504	1,422
Total assets	$102,514	$83,955

Liabilities
Accounts payable	$20,578	$12,974
Payroll and benefits payable	1,162	1,107
Accrued taxes	3,558	1,484
Debt due within one year	128	2,371
Operating lease liabilities	500	489
Other current liabilities	3,129	1,253
Total current liabilities	29,055	19,678
Long-term debt	32,894	30,505
Deferred income taxes	5,832	5,984
Defined benefit postretirement plan obligations	1,072	1,173
Long-term operating lease liabilities	932	993
Deferred credits and other liabilities	2,877	1,536
Total liabilities	72,662	59,869

Commitments and contingencies (see Note 23)

Equity
Preferred stock, no shares issued and outstanding (par value $0.01 per share, 30 million shares authorized)	—	—
Common stock:
Issued – 995 million and 994 million shares (par value $0.01 per share, 2 billion shares authorized)	10	10
Held in treasury, at cost – 720 million and 699 million shares	(62,344)	(56,027)
Additional paid-in capital	33,679	33,685
Retained earnings	51,979	39,751
Accumulated other comprehensive loss	(115)	(105)
Total MPC stockholders’ equity	23,209	17,314
Noncontrolling interests	6,643	6,772
Total equity	29,852	24,086
Total liabilities and equity	$102,514	$83,955
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Operating activities:
Net income	$14,267	$3,899
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs and debt discount	29	30
Depreciation and amortization	2,483	2,423
Pension and other postretirement benefits, net	(113)	(36)
Deferred income taxes	(154)	251
Net (gain) loss on disposal of assets	2	(4)
Income from equity method investments	(791)	(1,418)
Distributions from equity method investments	827	857
Changes in derivative assets and liabilities	1,846	(45)
Changes in:
Current receivables	(7,077)	706
Inventories	(67)	(285)
Current liabilities and other current assets	10,745	(1,204)
Right of use assets and operating lease liabilities, net	—	10
All other, net	183	—
Net cash provided by operating activities	22,180	5,184
Investing activities:
Additions to property, plant and equipment	(3,226)	(2,305)
Acquisitions, net of cash acquired	14	(3,316)
Disposal of assets	20	20
Investments – acquisitions and contributions	(787)	(821)
Investments – redemptions, repayments, return of capital and sales proceeds	32	571
Purchases of short-term investments	(800)	—
All other, net	176	198
Net cash used in investing activities	(4,571)	(5,653)
Financing activities:
Commercial paper – issued	3,864	5,055
Commercial paper – repayments	(3,864)	(5,055)
Long-term debt – borrowings	3,716	11,166
Long-term debt – repayments	(3,597)	(6,438)
Debt issuance costs	(47)	(80)
Issuance of common stock	3	24
Common stock repurchased	(6,288)	(2,487)
Dividends paid	(864)	(840)
Distributions to noncontrolling interests	(1,219)	(1,104)
Repurchases of noncontrolling interests	(150)	(300)
All other, net	(29)	(29)
Net cash used in financing activities	(8,475)	(88)
Net change in cash, cash equivalents and restricted cash	9,134	(557)
Cash, cash equivalents and restricted cash at beginning of period(a)	3,673	3,211
Cash, cash equivalents and restricted cash at end of period(a)	$12,807	$2,654
(a) Restricted cash is included in other current assets on our Consolidated Balance Sheets.
The accompanying notes are an integral part of these consolidated financial statements.

Marathon Petroleum Corporation
Consolidated Statements of Equity and Redeemable Noncontrolling Interest (Unaudited)

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(In millions)	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	994	$10	(699)	$(56,027)	$33,685	$39,751	$(105)	$6,772	$24,086	$—
Net income	—	—	—	—	—	511	—	340	851	—
Dividends declared on common stock ($1.00 per share)	—	—	—	—	—	(295)	—	—	(295)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(407)	(407)	—
Other comprehensive loss	—	—	—	—	—	—	(3)	—	(3)	—
Shares repurchased	—	—	(3)	(756)	—	—	—	—	(756)	—
Share-based compensation	1	—	—	—	(3)	(1)	—	(3)	(7)	—
Equity transactions of MPLX	—	—	—	—	(14)	—	—	(28)	(42)	—
Balance as of March 31, 2026	995	$10	(702)	$(56,783)	$33,668	$39,966	$(108)	$6,674	$23,427	$—
Net income	—	—	—	—	—	5,138	—	400	5,538	—
Dividends declared on common stock ($1.00 per share)	—	—	—	—	—	(290)	—	—	(290)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(406)	(406)	—
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)	—
Shares repurchased	—	—	(10)	(2,525)	—	—	—	—	(2,525)	—
Share-based compensation	—	—	—	—	22	(2)	—	4	24	—
Equity transactions of MPLX	—	—	—	—	(17)	—	—	(29)	(46)	—
Balance as of June 30, 2026	995	$10	(712)	$(59,308)	$33,673	$44,812	$(110)	$6,643	$25,720	$—
Net income	—	—	—	—	—	7,447	—	431	7,878	—
Dividends declared on common stock ($1.00 per share)	—	—	—	—	—	(279)	—	—	(279)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(406)	(406)	—
Other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)	—
Shares repurchased	—	—	(8)	(3,036)	—	—	—	—	(3,036)	—
Share-based compensation	—	—	—	—	21	(1)	—	2	22	—
Equity transactions of MPLX	—	—	—	—	(15)	—	—	(27)	(42)	—
Balance as of September 30, 2026	995	$10	(720)	$(62,344)	$33,679	$51,979	$(115)	$6,643	$29,852	$—
The accompanying notes are an integral part of these consolidated financial statements.

	MPC Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interest
(In millions)	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	994	$10	(678)	$(52,623)	$33,624	$36,848	$(114)	$6,558	$24,303	$203
Net income (loss)	—	—	—	—	—	(74)	—	420	346	—
Dividends declared on common stock ($0.91 per share)	—	—	—	—	—	(285)	—	—	(285)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(364)	(364)	(6)
Other comprehensive income	—	—	—	—	—	—	5	—	5	—
Shares repurchased	—	—	(7)	(1,039)	—	—	—	—	(1,039)	—
Share-based compensation	—	—	—	—	19	—	—	(3)	16	—
Equity transactions of MPLX	—	—	—	—	25	—	—	58	83	(197)
Balance as of March 31, 2025	994	$10	(685)	$(53,662)	$33,668	$36,489	$(109)	$6,669	$23,065	$—
Net income	—	—	—	—	—	1,216	—	394	1,610	—
Dividends declared on common stock ($0.91 per share)	—	—	—	—	—	(279)	—	—	(279)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(368)	(368)	—
Other comprehensive income	—	—	—	—	—	—	1	—	1	—
Shares repurchased	—	—	(5)	(698)	—	—	—	—	(698)	—
Share-based compensation	—	—	—	—	19	(2)	—	3	20	—
Equity transactions of MPLX	—	—	—	—	(29)	—	—	(58)	(87)	—
Balance as of June 30, 2025	994	$10	(690)	$(54,360)	$33,658	$37,424	$(108)	$6,640	$23,264	$—
Net income	—	—	—	—	—	1,370	—	573	1,943	—
Dividends declared on common stock ($0.91 per share)	—	—	—	—	—	(276)	—	—	(276)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(366)	(366)	—
Other comprehensive loss	—	—	—	—	—	—	(1)	—	(1)	—
Shares repurchased	—	—	(3)	(656)	—	—	—	—	(656)	—
Share-based compensation	—	—	—	—	17	(1)	—	3	19	—
Equity transactions of MPLX	—	—	—	—	20	—	—	(58)	(38)	—
Balance as of September 30, 2025	994	$10	(693)	$(55,016)	$33,695	$38,517	$(109)	$6,792	$23,889	$—
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
Refer to Note 4 for additional information on MPLX and Note 10 for additional information about our operations.
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
These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
3. Short-Term Investments
Investments with a maturity date greater than three months that we intend to convert to cash or cash equivalents within a year or less are classified as Short-term investments in our Consolidated Balance Sheets. Short-term investments had a balance of $804 million and $0 million at September 30, 2026 and December 31, 2025, respectively.
Our short-term investments primarily include fixed term deposits with various banks that are carried on the balance sheet at amortized cost and bear interest. Interest income is recognized within Net interest and other financial costs on the Consolidated Statements of Income using the effective interest method. Current expected credit loss reserves related to our term deposits are not material due to the short-term nature of the investments and creditworthiness of the counterparties.
4. Master Limited Partnership
We own the general partner and a majority limited partner interest in MPLX, which owns and operates crude oil and light product transportation and logistics infrastructure as well as gathering, processing and fractionation assets. We control MPLX through our ownership of the general partner interest and, as of September 30, 2026, we owned approximately 64 percent of the outstanding MPLX common units.
Unit Repurchase Program
On August 5, 2025, MPLX announced its board of directors approved a $1.0 billion unit repurchase authorization. This unit repurchase authorization has no expiration date.
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2026	2025	2026	2025
Number of common units repurchased	1	2	3	6
Cash paid for common units repurchased	$50	$100	$150	$300
Average cost per unit	$58.69	$50.86	$57.09	$51.20
As of September 30, 2026, MPLX had approximately $970 million remaining under its unit repurchase authorization.
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

Noncontrolling Interest
As a result of equity transactions of MPLX, we are required to adjust noncontrolling interest and additional paid-in capital. Changes in MPC’s additional paid-in capital resulting from changes in its ownership interests in MPLX were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Decrease due to change in ownership	$(23)	$(42)	$(66)	$(45)
Tax impact	8	62	20	61
Increase (decrease) in MPC's additional paid-in capital, net of tax	$(15)	$20	$(46)	$16
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
The purchase price allocation, inclusive of measurement period adjustments, resulted in the recognition of $360 million in goodwill by our Midstream segment, all of which is deductible by MPLX for tax purposes. Goodwill represents the accelerated growth opportunities in the Permian using Northwind Midstream’s asset base, which is complementary and adjacent to MPLX’s existing Delaware basin natural gas system and offers optionality to direct volumes through our integrated system. The results for the acquired business are reported within our Midstream segment.

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
BANGL, LLC Acquisition
On July 1, 2025, MPLX purchased the remaining 55 percent interest in BANGL, LLC (“BANGL”) for $703 million in cash, plus an earnout provision of up to $275 million based on targeted EBITDA growth from 2026 to 2029 (the “BANGL Acquisition”). We recorded a liability for these contingent payments in the third quarter of 2025. See Note 15 for additional detail on the inputs used to measure the fair value of these contingent payments. On July 3, 2025, MPLX used cash on hand to extinguish approximately $656 million principal amount of debt outstanding, including interest, related to certain term and revolving loans assumed as part of the BANGL Acquisition.
Upon completion of the BANGL Acquisition, MPLX’s existing equity investment was remeasured to fair value resulting in the recognition of a $484 million gain, which is included in Income from equity method investments within the accompanying Consolidated Statements of Income. The fair value of the previously held equity method investment was estimated using an income approach, with significant valuation inputs including forecasted cash flows and discount rates ranging from 11 to 12 percent. As a result of the BANGL Acquisition, MPLX now owns 100 percent of BANGL and its results are reflected in our Midstream segment within our consolidated financial results.
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

The following table presents balance sheet information for the assets and liabilities of MPLX, which are included in our Consolidated Balance Sheets.

(In millions)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,297	$2,137
Receivables, less allowance for expected credit loss	856	746
Inventories	203	172
Other current assets	41	51
Equity method investments	5,446	4,798
Property, plant and equipment, net	23,082	21,698
Goodwill	8,736	8,755
Intangibles, net	1,276	1,397
Right of use assets, net	248	276
Other noncurrent assets	1,232	1,126
Liabilities
Accounts payable	$1,218	$865
Accrued taxes	112	93
Debt due within one year	2	1,502
Operating lease liabilities	53	53
Other current liabilities	395	403
Long-term debt	26,606	24,151
Deferred income taxes	26	25
Long-term operating lease liabilities	192	217
Deferred credits and other liabilities	480	474
7. Related Party Transactions
Transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Sales to related parties	$785	$390	$1,761	$1,036
Purchases from related parties(a)	864	751	2,205	2,163
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Basic earnings per share:
Allocation of earnings
Net income attributable to MPC	$7,447	$1,370	$13,096	$2,512
Income allocated to participating securities	(7)	(2)	(12)	(3)
Income available to common stockholders - basic	$7,440	$1,368	$13,084	$2,509

Weighted average common shares outstanding	279	303	287	307
Basic earnings per share	$26.66	$4.51	$45.51	$8.16

Diluted earnings per share:
Allocation of earnings
Net income attributable to MPC	$7,447	$1,370	$13,096	$2,512
Income allocated to participating securities	(7)	(2)	(12)	(3)
Income available to common stockholders - diluted	$7,440	$1,368	$13,084	$2,509

Weighted average common shares outstanding	279	303	287	307
Effect of dilutive securities	1	1	1	1
Weighted average common shares, including dilutive effect	280	304	288	308
Diluted earnings per share	$26.59	$4.51	$45.40	$8.15
Potential common shares that were anti-dilutive and, therefore, omitted from the diluted share calculation, were immaterial for all periods.
9. Equity
On May 5, 2026, MPC announced that our board of directors approved a $5.0 billion share repurchase authorization and as of September 30, 2026, we had $3.12 billion remaining under this authorization. The share repurchase authorization has no expiration date.
Total share repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Number of shares repurchased	8	3	21	15
Cash paid for shares repurchased(a)	$3,005	$650	$6,255	$2,399
Average cost per share(b)	$357.68	$174.32	$289.71	$153.83
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$9,895	$1,762	$17,927	$4,141
Midstream	1,882	1,709	5,258	5,070
Renewable Diesel	254	(56)	550	(117)
Total reportable segments	$12,031	$3,415	$23,735	$9,094

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$12,031	$3,415	$23,735	$9,094
Corporate	(302)	(209)	(783)	(627)
Refining & Renewable Diesel planned turnaround costs	(295)	(401)	(1,102)	(1,141)
Renewable Diesel JV planned turnaround costs(a)	(2)	(3)	(32)	(13)
Gain on sale of assets(b)	—	738	—	738
SRE	—	57	—	57
Transaction-related costs(c)	—	(21)	—	(21)
Clean fuel production tax credit(d)	—	—	32	—
Tax and legal settlements(e)	(123)	—	(123)	—
Depreciation and amortization	(836)	(841)	(2,483)	(2,423)
Renewable Diesel JV depreciation and amortization(a)	(23)	(22)	(68)	(67)
Net interest and other financial costs	(287)	(310)	(997)	(933)
Income before income taxes	$10,163	$2,403	$18,179	$4,664
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included in the Renewable Diesel segment.
(b)    The three and nine months ended September 30, 2025 include gains from the BANGL Acquisition and the sale of MPC’s interest in TAMH.
(c)    Transaction-related costs include costs associated with significant transactions discussed in Note 5.
(d)    Recognition of 2025 clean fuel production tax credits as a result of proposed regulatory guidance issued in February 2026, which clarified the qualification criteria for 45Z credits.
(e)    Includes adjustments for a tax matter dispute with the City of Carson relating to municipal taxes covering multiple prior year periods as well as legal settlements arising from a single event in a prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Sales and other operating revenues
Refining & Marketing
Revenues from external customers(a)	$53,094	$32,647	$134,719	$93,932
Intersegment revenues	7	7	23	53
Refining & Marketing segment revenues	53,101	32,654	134,742	93,985

Midstream
Revenues from external customers(a)	1,576	1,449	4,333	4,230
Intersegment revenues	1,719	1,481	4,892	4,421
Midstream segment revenues	3,295	2,930	9,225	8,651

Renewable Diesel
Revenues from external customers(a)	1,362	713	3,174	1,963
Intersegment revenues	6	3	26	12
Renewable Diesel segment revenues	1,368	716	3,200	1,975

Total segment revenues	57,764	36,300	147,167	104,611
Less: intersegment revenues	1,732	1,491	4,941	4,486
Consolidated sales and other operating revenues(a)	$56,032	$34,809	$142,226	$100,125
(a)    Includes sales to related parties. See Note 7 for additional information. See Note 18 for the disaggregation of our revenue from external customers by segment and product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Income from equity method investments
Refining & Marketing	$2	$3	$12	$11
Midstream	305	213	717	613
Renewable Diesel	52	22	62	56
Total segment income from equity method investments	359	238	791	680
Corporate(a)	—	738	—	738
Consolidated income from equity method investments	$359	$976	$791	$1,418
(a)    The three and nine months ended September 30, 2025 include gains from the BANGL Acquisition and the sale of MPC’s interest in TAMH.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Segment expenses
Refining & Marketing
Cost of purchases	$39,381	$27,353	$105,893	$79,569
Refining operating costs	1,625	1,546	4,755	4,504
Distribution costs	1,734	1,574	4,890	4,589
Other segment items(a)	468	422	1,289	1,193
Refining & Marketing segment expenses	$43,208	$30,895	$116,827	$89,855

Midstream
Other segment items(b)	1,718	1,434	4,684	4,194
Midstream segment expenses	$1,718	$1,434	$4,684	$4,194

Renewable Diesel
Operating costs	75	67	216	203
Distribution costs	29	22	89	69
Other segment items(c)	1,062	705	2,407	1,876
Renewable Diesel segment expenses	$1,166	$794	$2,712	$2,148
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
(c)    Other segment items for the Renewable Diesel segment include purchased product costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Depreciation and amortization
Refining & Marketing	$397	$426	$1,194	$1,237
Midstream	397	369	1,166	1,069
Renewable Diesel(a)	16	17	48	53
Total segment depreciation and amortization	810	812	2,408	2,359
Corporate	26	29	75	64
Consolidated depreciation and amortization	$836	$841	$2,483	$2,423

Pro-rata share of Renewable Diesel JV depreciation and amortization	$23	$22	$68	$67
(a)    Excludes our pro-rata share of Renewable Diesel JV depreciation and amortization, which was adjusted for purposes of arriving at Renewable Diesel segment adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Capital expenditures
Refining & Marketing	$284	$423	$937	$1,132
Midstream	1,119	919	3,032	1,996
Renewable Diesel(a)	—	16	—	18
Total segment capital expenditures and investments	1,403	1,358	3,969	3,146
Less investments in equity method investees(a)	280	333	725	821
Plus:
Corporate	7	6	16	21
Capitalized interest	34	26	97	64
Consolidated capital expenditures(b)	$1,164	$1,057	$3,357	$2,410
(a)The nine months ended September 30, 2026 excludes $62 million of funding to the Martinez Renewables JV due to turnaround costs in the first quarter of 2026 expected to be recovered through subsequent distributions from the JV during 2026.
(b)Includes changes in capital expenditure accruals. See Note 19 for a reconciliation of total capital expenditures to additions to property, plant and equipment for the nine months ended September 30, 2026 and 2025 as reported in the Consolidated Statements of Cash Flows.
11. Net Interest and Other Financial Costs
Net interest and other financial costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Interest income	$(116)	$(41)	$(210)	$(118)
Interest expense	432	368	1,285	1,079
Interest capitalized	(42)	(27)	(115)	(67)
Pension and other postretirement non-service costs(a)	2	6	12	17
Other financial costs	11	4	25	22
Net interest and other financial costs	$287	$310	$997	$933
(a)See Note 22.
12. Income Taxes
We recorded a combined federal, state and foreign income tax provision of $2.29 billion and $3.91 billion for the three and nine months ended September 30, 2026, respectively, which was higher than the U.S. statutory rate primarily due to state taxes, partially offset by permanent tax benefits related to net income attributable to noncontrolling interest and cross-border tax impacts.
We recorded a combined federal, state and foreign income tax provision of $460 million and $765 million for the three and nine months ended September 30, 2025, respectively, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
13. Inventories

(In millions)	September 30, 2026	December 31, 2025
Crude oil and other feedstocks	$3,034	$3,272
Refined products	5,681	5,350
Materials and supplies	1,481	1,507
Total	$10,196	$10,129

Inventories are carried at the lower of cost or market value. Costs of crude oil and other feedstocks and refined products are aggregated on a consolidated basis for purposes of assessing whether the LIFO cost basis of these inventories may have to be written down to market values.
14. Property, Plant and Equipment (PP&E)

	September 30, 2026			December 31, 2025
(In millions)	Gross PP&E	Accumulated Depreciation	Net PP&E	Gross PP&E	Accumulated Depreciation	Net PP&E
Refining & Marketing	$35,169	$21,438	$13,731	$34,372	$20,462	$13,910
Midstream	36,239	12,677	23,562	34,057	11,690	22,367
Renewable Diesel	970	441	529	970	396	574
Corporate	1,593	1,122	471	1,610	1,064	546
Total	$73,971	$35,678	$38,293	$71,009	$33,612	$37,397
Depreciation expense was $758 million and $2.25 billion for the three and nine months ended September 30, 2026, respectively, and $769 million and $2.22 billion for the three and nine months ended September 30, 2025, respectively.
15. Fair Value Measurements
Fair Values – Recurring
The following tables present assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 by fair value hierarchy level. We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty, including any related cash collateral as shown below; however, fair value amounts by hierarchy level are presented on a gross basis in the following tables.

	September 30, 2026
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$2,208	$—	$—	$(2,083)	$125	$15
Liabilities:
Commodity contracts	$2,301	$1,941	$9	$(2,301)	$1,950	$—
Embedded derivatives in commodity contracts	—	—	53	—	53	—
Contingent consideration	—	—	238	—	238	—

	December 31, 2025
	Fair Value Hierarchy
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral(a)	Net Carrying Value on Balance Sheet(b)	Collateral Pledged Not Offset
Assets:
Commodity contracts	$243	$—	$—	$(226)	$17	$10
Liabilities:
Commodity contracts	$236	$—	$—	$(236)	$—	$—
Embedded derivatives in commodity contracts	—	—	41	—	41	—
Contingent consideration	—	—	236	—	236	—
(a)Represents the impact of netting assets, liabilities and cash collateral when a legal right of offset exists. As of September 30, 2026, there was $218 million of cash collateral netted with mark-to-market derivative liabilities. As of December 31, 2025, cash collateral of $10 million was netted with mark-to-market derivative liabilities.
(b)We have no derivative contracts which are subject to master netting arrangements reflected gross on the balance sheet.
Level 2 instruments include liabilities related to MPC’s obligation to return crude oil barrels to the Strategic Petroleum Reserve (“SPR”) beginning in April 2027 through July 2029 under its exchange contracts with the U.S. Department of Energy. The fair value of the liabilities are determined using observable forward crude oil index prices for the applicable return periods, adjusted for differentials ranging from $(0.16) to $4.36 per barrel based on location and crude grade assumptions.
Level 3 instruments primarily include a liability for contingent consideration related to the BANGL Acquisition earnout provision and an embedded derivative liability for a natural gas purchase commitment embedded in a keep-whole processing agreement.
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
The fair value calculation for the embedded derivative liability at September 30, 2026 used significant unobservable inputs including: (1) NGL prices interpolated and extrapolated due to inactive markets ranging from $0.64 to $2.04 per gallon with a weighted average of $0.89 per gallon and (2) a 100 percent probability of renewal for the five-year term of the natural gas purchase commitment and related keep-whole processing agreement. Increases or decreases in the fractionation spread result in an increase or decrease in the fair value of the embedded derivative liability.
The following is a reconciliation of the beginning and ending balances recorded for net liabilities classified as Level 3 in the fair value hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Beginning balance	$289	$55	$277	$58
Contingent consideration(a)	—	234	—	234
Unrealized and realized (gain)/loss included in net income(b)	15	(2)	32	1
Settlements of derivative instruments	(4)	(2)	(9)	(8)
Ending balance	$300	$285	$300	$285

The amount of total (gain)/loss for the period included in earnings attributable to the change in unrealized (gain)/loss relating to liabilities still held at the end of period(b):	$12	$(2)	$28	$1
(a)    Liability recorded in the third quarter of 2025 related to the BANGL Acquisition earnout provision.
(b)    (Gain)/loss on derivatives embedded in commodity contracts are included in Cost of revenues on the Consolidated Statements of Income.
Fair Values – Reported
We believe the carrying value of our other financial instruments, including cash and cash equivalents, short-term investments, receivables, accounts payable and certain accrued liabilities, approximate fair value. Our fair value assessment incorporates a variety of considerations, including the short-term duration of the instruments, historical incurrence of credit losses and expected insignificance of future credit losses, which includes an evaluation of counterparty credit risk. Any borrowings under our revolving credit facilities, which include variable interest rates, approximate fair value. The fair value of our long-term debt is based on average bid prices obtained from broker quotes and is categorized in level 3 of the fair value hierarchy. The carrying and fair values of our debt were approximately $32.6 billion and $29.5 billion at September 30, 2026, respectively, and approximately $32.4 billion and $31.1 billion at December 31, 2025, respectively. These carrying and fair values of our debt exclude the unamortized issuance costs, which are netted against our total debt.
16. Derivatives
For further information regarding the fair value measurement of derivative instruments, including any effect of master netting agreements or collateral, see Note 15. We do not designate any of our commodity derivative instruments as hedges for accounting purposes.
Derivatives that are not designated as accounting hedges may include commodity derivatives used to hedge price risk on (1) inventories, (2) fixed price sales of refined products, (3) the acquisition of domestic and foreign-sourced crude oil, (4) the acquisition of ethanol for blending with refined products, (5) the sale of NGLs, (6) the purchase of natural gas, (7) the purchase of soybean oil, and (8) power costs.

The following table presents the fair value of derivative instruments as of September 30, 2026 and December 31, 2025 and the line items in the Consolidated Balance Sheets in which the fair values are reflected. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements including cash collateral on deposit with, or received from, brokers. We offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. As a result, the asset and liability amounts below will not agree with the amounts presented in our Consolidated Balance Sheets.

(In millions)	September 30, 2026		December 31, 2025
Balance Sheet Location	Asset	Liability	Asset	Liability
Commodity derivatives
Other current assets	$2,062	$2,193	$243	$236
Other non-current assets	146	109	—	—
Other current liabilities(a)	—	604	—	6
Deferred credits and other liabilities(a)	—	1,399	—	35
(a)     Includes embedded derivatives and SPR liability.

The table below summarizes open commodity derivative contracts for crude oil, refined products, blending products and soybean oil as of September 30, 2026.

	Percentage of contracts that expire next quarter	Position
(Units in thousands of barrels)		Long	Short
Exchange-traded(a)
Crude oil	37.9%	126,568	102,954
Refined products	64.7%	52,593	56,430
Blending products	40.5%	12,804	16,156
Soybean oil	88.8%	1,880	2,744
(a)    Included in exchange-traded are spread contracts in thousands of barrels: Crude oil - 5,075 long and 5,155 short, Refined products - 4,308 long and 3,678 short and Blending Products - 4,666 long and 3,448 short. There are no spread contracts for Soybean oil.

The following table summarizes the effect of all commodity derivative instruments in our Consolidated Statements of Income:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2026	2025	2026	2025
Sales and other operating revenues
Realized loss	$(13)	$—	$(53)	$—
Unrealized loss	(16)	—	(21)	—
Sales and other operating revenue loss	(29)	—	(74)	—
Cost of revenues
Realized gain/(loss)	32	(19)	(904)	(68)
Unrealized gain/(loss)	(502)	13	(93)	26
Cost of revenues loss	(470)	(6)	(997)	(42)
Other income
Realized gain/(loss)	(8)	6	(9)	9
Unrealized gain/(loss)	8	(4)	(3)	(4)
Other income gain/(loss)	—	2	(12)	5
Total derivative loss included in Net income	$(499)	$(4)	$(1,083)	$(37)
During the second and third quarters of 2026, MPC received approximately 21 million barrels of crude oil from the SPR as part of its exchange contracts with the U.S. Department of Energy. Under the exchange contracts, MPC is obligated to return approximately 26 million barrels of crude from April 2027 through July 2029 (refer to Note 15 for further discussion on significant fair value inputs).

The exchange contracts are accounted for as derivatives, indexed to forward crude pricing. The derivatives are not designated as hedging instruments, and changes in the fair value are recognized in earnings within Cost of revenues in the Consolidated Statements of Income. As of September 30, 2026, the derivative liabilities related to the SPR return obligation totaled $1.9 billion, including $590 million presented as Other current liabilities and $1.3 billion presented as Deferred credits and other liabilities on our Consolidated Balance Sheets. MPC used derivatives to hedge our underlying commodity price exposure related to future changes in fair value of the obligation to return crude to the SPR.
17. Debt
Our outstanding borrowings at September 30, 2026 and December 31, 2025 consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
MPC:
Senior notes	$5,700	$6,449
MARAD debt	147	161
Finance lease obligations	640	689
Total	6,487	7,299

MPLX:
Senior notes	27,000	26,000
Finance lease obligations	5	6
Total	27,005	26,006

Total debt	33,492	33,305
Unamortized debt issuance costs	(221)	(204)
Unamortized discount, net of unamortized premium	(249)	(225)
Amounts due within one year	(128)	(2,371)
Total long-term debt due after one year	$32,894	$30,505
MPC Senior Notes
In September 2026, we redeemed all of the outstanding MPC and Andeavor LLC $749 million aggregate principal amount of 5.125 percent senior notes due December 2026.
MPLX Senior Notes
The following table summarizes MPLX debt issuances during the nine months ended September 30, 2026, all of which were issued in an underwritten public offering:

Issue Date	Aggregate Principal Amount (in millions)	Coupon (percent)	Price to Public (percent of par)	Interest Payment Dates	Maturity Date
February 12, 2026	$1,000	5.300	99.678	April 1 and October 1	April 1, 2036
February 12, 2026	500	6.100	98.453	April 1 and October 1	April 1, 2056
August 24, 2026	1,250	4.700	99.312	May 1 and November 1	November 1, 2029
August 24, 2026	500	5.000	98.972	May 1 and November 1	May 1, 2032
August 24, 2026	500	5.500	98.066	May 1 and November 1	November 1, 2036
In March 2026, MPLX used the proceeds from the issuance of senior notes in February 2026 to repay all of MPLX’s outstanding $1.5 billion aggregate principal amount of 1.750 percent senior notes at maturity.
In September 2026, MPLX used a portion of the proceeds from the issuance of senior notes in August 2026 to redeem the outstanding $1.25 billion aggregate principal amount of 4.125 percent senior notes due March 2027.

Capacity under our Credit Facilities as of September 30, 2026

(In millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Weighted Average Interest Rate	Expiration
MPC, excluding MPLX
MPC bank revolving credit facility	$5,000	$—	$1	$4,999	—%	April 2031
MPC trade receivables securitization facility(a)	100	—	100	—	—%	April 2029

MPLX
MPLX bank revolving credit facility	2,500	—	—	2,500	—%	April 2031
(a)    The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for borrowings and the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of September 30, 2026, letters of credit in the total amount of $1.63 billion were issued and outstanding under the facility to secure contracts awarded by the U.S. Department of Energy to purchase crude oil from the SPR.
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
18. Revenue
The following table presents our revenues from external customers disaggregated by segment and product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Refining & Marketing
Refined products	$50,298	$30,525	$126,952	$87,897
Crude oil	2,198	1,586	6,115	4,570
Services and other	598	536	1,652	1,465
Total revenues from external customers	53,094	32,647	134,719	93,932
Midstream
Refined products	674	527	1,714	1,529
Services and other	902	922	2,619	2,701
Total revenues from external customers	1,576	1,449	4,333	4,230
Renewable Diesel
Refined products	1,360	709	3,164	1,953
Services and other	2	4	10	10
Total revenues from external customers	1,362	713	3,174	1,963

Sales and other operating revenues	$56,032	$34,809	$142,226	$100,125
We do not disclose information on the future performance obligations for any contract with expected duration of one year or less at inception. As of September 30, 2026, we do not have future performance obligations that are material to future periods.
Contract Balances
Our receivables primarily consist of customer receivables. Significant, non-customer balances included in our receivables at September 30, 2026 and December 31, 2025 include matching buy/sell receivables of $7.3 billion and $4.1 billion, respectively.

Our contract liabilities primarily represent advances from our customers prior to product or service delivery. At September 30, 2026 and December 31, 2025, contract liabilities were $357 million and $215 million, respectively. Contract liabilities are included in Other current liabilities and Deferred credits and other liabilities on our Consolidated Balance Sheets. We classify contract liabilities as current or long-term based on the timing of when we expect to recognize revenue.
19. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2026	2025
Net cash provided by operating activities included:
Interest paid (net of amounts capitalized)	$1,225	$970
Net income taxes paid to taxing authorities(a)	1,804	130
Non-cash investing and financing activities:
Contribution of assets(b)	—	115
Book value of equity method investment(c)	—	282
Contingent consideration(d)	—	234
(a)    Includes $186 million and $111 million in the nine months ended September 30, 2026 and September 30, 2025, respectively, paid to third parties and related parties for transferable tax credits. The nine months ended September 30, 2026 includes $64 million paid to Martinez Renewables LLC.
(b)    Represents the book value of assets contributed by MPLX to a joint venture.
(c)    Represents the book value of MPLX’s equity method investment in BANGL, prior to MPLX buying out the remaining interest in this entity as part of the BANGL Acquisition. See Note 5 - BANGL, LLC Acquisition.
(d)    See Note 5 - BANGL, LLC Acquisition.

The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. The following is a reconciliation of additions to property, plant and equipment to total capital expenditures:

	Nine Months Ended September 30,
(In millions)	2026	2025
Additions to property, plant and equipment per the Consolidated Statements of Cash Flows	$3,226	$2,305
Increase in capital accruals	131	105
Total capital expenditures	$3,357	$2,410
20. Other Current Liabilities
The following summarizes the components of Other current liabilities:

(In millions)	September 30, 2026	December 31, 2025
Environmental credits liability	$1,604	$463
Derivative liabilities(a)	604	6
Accrued interest payable	358	449
Other current liabilities	563	335
Total Other current liabilities	$3,129	$1,253
(a) See Note 16 for derivative liabilities included within Other current liabilities.

21. Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss) by component. Amounts in parentheses indicate debits.

(In millions)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2025	$(209)	$105	$(1)	$(105)
Other comprehensive loss before reclassifications, net of tax of $0	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of prior service credit(a)	(2)	(5)	—	(7)
Amortization of actuarial loss(a)	4	—	—	4
Tax effect	—	1	—	1
Other comprehensive income (loss)	2	(5)	—	(3)
Balance as of March 31, 2026	$(207)	$100	$(1)	$(108)
Other comprehensive income before reclassifications, net of tax of $0	1	—	—	1
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of prior service credit(a)	(3)	(6)	—	(9)
Amortization of actuarial loss(a)	5	—	—	5
Tax effect	(1)	2	—	1
Other comprehensive income (loss)	2	(4)	—	(2)
Balance as of June 30, 2026	$(205)	$96	$(1)	$(110)
Other comprehensive loss before reclassifications, net of tax of $0	(1)	—	—	(1)
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of prior service credit(a)	(2)	(5)	—	(7)
Amortization of actuarial loss(a)	3	—	—	3
Settlement gain(a)	(1)	—	—	(1)
Tax effect	—	1	—	1
Other comprehensive loss	(1)	(4)	—	(5)
Balance as of September 30, 2026	$(206)	$92	$(1)	$(115)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 22.

(In millions)	Pension Benefits	Other Benefits	Other	Total
Balance as of December 31, 2024	$(235)	$122	$(1)	$(114)
Other comprehensive income before reclassifications, net of tax of $2	5	3	—	8
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of prior service credit(a)	(2)	(6)	—	(8)
Amortization of actuarial loss(a)	4	—	—	4
Tax effect	—	1	—	1
Other comprehensive income (loss)	7	(2)	—	5
Balance as of March 31, 2025	$(228)	$120	$(1)	$(109)
Other comprehensive income (loss) before reclassifications, net of tax of $1	3	(1)	—	2
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of prior service credit(a)	(2)	(5)	—	(7)
Amortization of actuarial loss(a)	4	—	—	4
Settlement loss(a)	1	—	—	1
Other	—	—	1	1
Tax effect	(2)	2	—	—
Other comprehensive income (loss)	4	(4)	1	1
Balance as of June 30, 2025	$(224)	$116	$—	$(108)
Other comprehensive income before reclassifications, net of tax of $1	1	—	—	1
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of prior service credit(a)	(2)	(5)	—	(7)
Amortization of actuarial loss(a)	4	—	—	4
Tax effect	—	1	—	1
Other comprehensive income (loss)	3	(4)	—	(1)
Balance as of September 30, 2025	$(221)	$112	$—	$(109)
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 22.

22. Pension and Other Postretirement Benefits
The following summarizes the components of net periodic benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Pension Benefits
Service cost	$56	$56	$180	$168
Interest cost	38	36	115	108
Expected return on plan assets	(39)	(36)	(117)	(108)
Amortization of prior service credit	(3)	(2)	(7)	(6)
Amortization of actuarial loss	3	4	12	12
Settlement (gain) loss	(1)	—	(1)	1
Net periodic pension benefit cost	$54	$58	$182	$175

Other Benefits
Service cost	$4	$5	$14	$15
Interest cost	9	9	26	26
Amortization of prior service credit	(5)	(5)	(16)	(16)
Net periodic other benefit cost	$8	$9	$24	$25
The components of net periodic benefit cost, other than the service cost component, are included in Net interest and other financial costs on the Consolidated Statements of Income.
During the nine months ended September 30, 2026, we made contributions of $263 million to our funded pension plans. Benefit payments related to unfunded pension and other postretirement benefit plans were $16 million and $40 million, respectively, during the nine months ended September 30, 2026.
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
Accrued liabilities for remediation totaled $364 million and $355 million at September 30, 2026 and December 31, 2025, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties, if any, that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean-up efforts related to underground storage tanks at presently or formerly owned or operated retail marketing sites, were $3 million and $4 million at September 30, 2026 and December 31, 2025, respectively.
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
Other Legal Proceedings
Tesoro High Plains Pipeline
In July 2020, Tesoro High Plains Pipeline Company, LLC (“THPP”), a subsidiary of MPLX, received a Notification of Trespass Determination from the Bureau of Indian Affairs (“BIA”) relating to a portion of the Tesoro High Plains Pipeline. The notification demanded the immediate cessation of pipeline operations and assessed trespass damages of approximately $187 million. After subsequent appeal proceedings and in compliance with a new order issued by the BIA, THPP paid approximately $4 million in assessed trespass damages and ceased use of the portion of the pipeline that crosses the property at issue. In March 2021, the BIA issued an order purporting to vacate the BIA’s prior orders related to THPP’s alleged trespass and directed the Regional Director of the BIA to reconsider the issue of THPP’s alleged trespass and issue a new order. In April 2021, THPP filed a lawsuit in the District of North Dakota against the United States of America, the U.S. Department of the Interior and the BIA challenging the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass. The case is proceeding on the merits of THPP’s challenge to the March 2021 order purporting to vacate all previous orders related to THPP’s alleged trespass.
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
MPC and MPLX hold interests in an offshore oil port, LOOP, and MPLX holds an interest in a crude oil pipeline system, LOCAP. Both LOOP and LOCAP have secured various project financings with throughput and deficiency agreements. Under the agreements, MPC, as a shipper, is required to advance funds if the investees are unable to service their debt. Any such advances are considered prepayments of future transportation charges. The duration of the agreements varies but tends to follow the terms of the underlying debt, which extend through 2040. Our maximum potential undiscounted payments under these agreements for the debt principal totaled $210 million as of September 30, 2026.
Other guarantees
We have entered into other guarantees with maximum potential undiscounted payments totaling $179 million as of September 30, 2026, which primarily consist of a commitment to contribute cash to an equity method investee to satisfy its debt obligations upon the vacatur of an easement resulting in the shutdown of a pipeline, a commitment to contribute cash to an equity method investee for certain catastrophic events in lieu of procuring insurance coverage, a commitment to pay a termination fee on a supply agreement if terminated during the initial term, a commitment to fund a share of the bonds issued by a government entity for construction of public utilities in the event that other industrial users of the facility default on their utility payments and leases of assets containing general lease indemnities and guaranteed residual values.
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

24. Subsequent Event
Announced Divestiture of St. Paul Park and Mandan Refineries
On November 2, 2026, we entered into a definitive agreement to divest our St. Paul Park, Minnesota and Mandan, North Dakota refineries and related midstream assets for $4.2 billion in cash, subject to working capital, inventory and other closing adjustments. The carrying value of the associated net assets was $1.8 billion as of September 30, 2026 and reported within the Refining & Marketing and Midstream segments. The transaction is expected to close in the fourth quarter of 2026, pending satisfaction of customary closing conditions and regulatory approvals.
Additional $5.0 billion Share Repurchase Authorization
On November 3, 2026, we announced that our board of directors approved an additional $5.0 billion share repurchase authorization. The authorization has no expiration date. We may utilize various methods to effect the repurchases, which could include open market repurchases, negotiated block transactions, accelerated share repurchases, tender offers or open market solicitations for shares, some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be suspended, discontinued or restarted at any time.

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
•labor and material shortages;
•the ability to realize expected returns or other benefits on planned, anticipated, ongoing or completed projects or transactions, including the recently announced divestiture of the St. Paul Park and Mandan refineries and related midstream assets and the acquisitions of Northwind Delaware Holdings LLC and BANGL, LLC;
•the timing and ability to obtain necessary regulatory approvals and permits and to satisfy other conditions necessary to complete planned projects or to consummate planned transactions within the expected timeframe, if at all, including the recently announced divestiture of the St. Paul Park and Mandan refineries and related midstream assets;
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
EXECUTIVE SUMMARY
Business and Economic Environment Update
Our Refining & Marketing segment results for the third quarter of 2026 versus the third quarter of 2025 reflect higher realized refining margins supported by stable demand and higher product prices driven by global crude oil supply disruptions as a result of increasing regional conflicts, particularly in the Middle East and Russia. Longer term, global demand growth is expected to outpace the net impact of refining capacity additions and rationalizations through the end of the decade. We anticipate these fundamentals, as well as the U.S. refining industry’s current structural advantages over the rest of the world, will support a constructive environment for U.S. refiners.
Our Midstream segment results for the third quarter of 2026 versus the third quarter of 2025 reflect previously announced acquisition and divestiture activity as we continue to optimize our assets and execute on progressing our strategic initiatives. We believe our Midstream business is well positioned to meet growing global demand for U.S. energy through the advancement of MPLX’s wellhead-to-water strategy and support the development plans of its producer customers.
Strategic Updates
Announced Divestiture of St. Paul Park and Mandan Refineries
On November 2, 2026, we entered into a definitive agreement to divest our St. Paul Park, Minnesota and Mandan, North Dakota refineries and related midstream assets for $4.2 billion in cash, subject to working capital, inventory and other closing adjustments. The carrying value of the associated net assets was $1.8 billion as of September 30, 2026 and reported within the Refining & Marketing and Midstream segments. The transaction is expected to close in the fourth quarter of 2026, pending satisfaction of customary closing conditions and regulatory approvals.
Strategic Petroleum Reserve
In the first and second quarters of 2026, the U.S. Department of Energy (“DOE”) accepted MPC’s bids to exchange crude oil barrels with the Strategic Petroleum Reserve (“SPR”). Under the arrangements, the SPR delivered approximately 21 million barrels to MPC during the second and third quarters of 2026 and MPC agreed to return approximately 26 million barrels beginning in April of 2027 through July of 2029.
See Note 16 to the unaudited consolidated financial statements for further discussion.
Additional $5.0 Billion Share Repurchase Authorization
On November 3, 2026 we announced that our board of directors approved an additional $5.0 billion share repurchase authorization that is in addition to the $5.0 billion share repurchase authorization announced on May 5, 2026. The share repurchase authorizations have no expiration date. Future repurchases under these authorizations will depend on the macro environment, cash available after opportunities for capital investment and growth of the business, and market conditions. As of September 30, 2026, we had $3.12 billion remaining under the May 5, 2026 share repurchase authorization.
See Note 9 and Note 24 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
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

Select results are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Segment adjusted EBITDA for reportable segments
Refining & Marketing	$9,895	$1,762	$17,927	$4,141
Midstream	1,882	1,709	5,258	5,070
Renewable Diesel	254	(56)	550	(117)
Total reportable segments	$12,031	$3,415	$23,735	$9,094

Reconciliation of segment adjusted EBITDA for reportable segments to income before income taxes
Total reportable segments	$12,031	$3,415	$23,735	$9,094
Corporate	(302)	(209)	(783)	(627)
Refining & Renewable Diesel planned turnaround costs	(295)	(401)	(1,102)	(1,141)
Renewable Diesel JV planned turnaround costs(a)	(2)	(3)	(32)	(13)
Gain on sale of assets(b)	—	738	—	738
SRE	—	57	—	57
Transaction-related costs(c)	—	(21)	—	(21)
Clean fuel production tax credit(d)	—	—	32	—
Tax and legal settlements(e)	(123)	—	(123)	—
Depreciation and amortization	(836)	(841)	(2,483)	(2,423)
Renewable Diesel JV depreciation and amortization(a)	(23)	(22)	(68)	(67)
Net interest and other financial costs	(287)	(310)	(997)	(933)
Income before income taxes	$10,163	$2,403	$18,179	$4,664

Net income attributable to MPC per diluted share	$26.59	$4.51	$45.40	$8.15
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
(b)    The three and nine months ended September 30, 2025 include gains from the BANGL Acquisition and the sale of MPC’s interest in TAMH. See Note 5 to the unaudited consolidated financial statements for additional information.
(c)    Transaction-related costs include costs associated with significant transactions discussed in Note 5 to the unaudited consolidated financial statements.
(d)    Recognition of 2025 clean fuel production tax credits as a result of proposed regulatory guidance issued in February 2026, which clarified the qualification criteria for 45Z credits.
(e)    Includes adjustments for a tax matter dispute with the City of Carson relating to municipal taxes covering multiple prior year periods as well as legal settlements arising from a single event in a prior year.
Net income attributable to MPC was $7.45 billion, or $26.59 per diluted share, for the third quarter of 2026 compared to $1.37 billion, or $4.51 per diluted share, for the third quarter of 2025 and $13.10 billion, or $45.40 per diluted share, in the first nine months of 2026 compared to $2.51 billion, or $8.15 per diluted share, in the first nine months of 2025.
Refer to the Results of Operations section for a discussion of consolidated financial results and Segment Results for the third quarter of 2026 as compared to the third quarter of 2025 and the first nine months of 2026 compared to the first nine months of 2025.
MPLX
We owned approximately 647 million MPLX common units as of September 30, 2026, with a market value of $36.46 billion based on the September 30, 2026 closing price of $56.32 per common unit. On October 27, 2026, MPLX declared a quarterly cash distribution of $1.2111 per common unit, payable on November 13, 2026 to unitholders of record on November 6, 2026. MPC’s portion of this distribution is approximately $784 million.
We received limited partner distributions from MPLX of $2.09 billion in the nine months ended September 30, 2026 and $1.86 billion in the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, MPLX repurchased approximately 3 million MPLX common units at an average cost per unit of $57.09 and paid $150 million of cash for the repurchased common units. As of September 30, 2026, MPLX had $970 million remaining under the unit repurchase authorization.
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
Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025	Variance	2026	2025	Variance
Revenues and other income:
Sales and other operating revenues	$56,032	$34,809	$21,223	$142,226	$100,125	$42,101
Income from equity method investments	359	976	(617)	791	1,418	(627)
Net gain (loss) on disposal of assets	—	(2)	2	(2)	4	(6)
Other income	96	66	30	377	253	124
Total revenues and other income	56,487	35,849	20,638	143,392	101,800	41,592

Costs and expenses:
Cost of revenues (excludes items below)	43,795	31,200	12,595	118,120	90,585	27,535
Depreciation and amortization	836	841	(5)	2,483	2,423	60
Selling, general and administrative expenses	1,100	863	237	2,861	2,513	348
Other taxes	306	232	74	752	682	70
Total costs and expenses	46,037	33,136	12,901	124,216	96,203	28,013

Income from operations	10,450	2,713	7,737	19,176	5,597	13,579
Net interest and other financial costs	287	310	(23)	997	933	64
Income before income taxes	10,163	2,403	7,760	18,179	4,664	13,515
Provision for income taxes	2,285	460	1,825	3,912	765	3,147
Net income	7,878	1,943	5,935	14,267	3,899	10,368
Less net income attributable to:
Noncontrolling interests	431	573	(142)	1,171	1,387	(216)
Net income attributable to MPC	$7,447	$1,370	$6,077	$13,096	$2,512	$10,584
Third Quarter 2026 Compared to Third Quarter 2025
Net income attributable to MPC increased $6.08 billion in the third quarter of 2026 compared to the third quarter of 2025 primarily due to the following:
Revenues and other income increased $20.64 billion primarily due to:
•increased sales and other operating revenues of $21.22 billion mainly due to an increase in Refining & Marketing segment average refined product sales prices of $1.14 per gallon and increased refined product sales volumes of 247 mbpd; and
•decreased income from equity method investments of $617 million largely due to the recognition of gains from the BANGL acquisition of $484 million and the Ethanol Joint Venture sale of $254 million in the third quarter of 2025, partially offset by increased income from other Midstream equity method investments of $92 million.
Costs and expenses increased $12.90 billion primarily due to:
•increased cost of revenues of $12.60 billion mainly due to increased crude costs and finished product purchases;
•increased selling, general and administrative expenses of $237 million primarily due to increased incentive compensation as a result of company performance, including performance-based stock compensation and bonuses of approximately $150 million, as well as increased other costs, including legal expense; and
•increased other taxes of $74 million mainly due to resolution of a tax matter dispute with the City of Carson covering multiple prior year periods.

We recorded a combined federal, state and foreign income tax provision of $2.29 billion for the three months ended September 30, 2026, which was higher than the U.S. statutory rate primarily due to state taxes, partially offset by permanent tax benefits related to net income attributable to noncontrolling interests and cross-border tax impacts. We recorded a combined federal, state and foreign income tax provision of $460 million for the three months ended September 30, 2025, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
Net income attributable to noncontrolling interests decreased $142 million mainly due to a decrease in MPLX’s net income for the three months ended September 30, 2026, driven by gains on sales of assets in the prior year. See further discussion in the Midstream Segment Results section as well as in the Items not Allocated to Segments section.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net income attributable to MPC increased $10.58 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily due to the following:
Revenues and other income increased $41.59 billion primarily due to:
•increased sales and other operating revenues of $42.10 billion mainly due to an increase in Refining & Marketing segment average refined product sales prices of $0.83 per gallon and increased refined product sales volumes of 120 mbpd;
•decreased income from equity method investments of $627 million largely due to the recognition of gains from the BANGL acquisition of $484 million and the Ethanol Joint Venture sale of $254 million in 2025, partially offset by increased income from other Midstream equity method investments of $104 million; and
•increased other income of $124 million primarily due to approximately $82 million of clean fuel production tax credits, of which $32 million related to 2025 activity.
Costs and expenses increased $28.01 billion primarily due to:
•increased cost of revenues of $27.54 billion mainly due to increased crude costs and finished product purchases;
•increased selling, general and administrative expenses of $348 million primarily due to increased incentive compensation as a result of company performance, including performance-based stock compensation and bonuses of approximately $196 million, increases in other employee related costs of $69 million, increased bank service charges of $28 million, increased environmental expense of $24 million, as well as increased other costs, including legal expense; and
•increased other taxes of $70 million mainly due to resolution of a tax matter dispute with the City of Carson covering multiple prior year periods.
Net interest and other financial costs increased $64 million largely due to increased interest expense, primarily due to higher MPLX borrowings, partially offset by increased interest income and capitalized interest.
We recorded a combined federal, state and foreign income tax provision of $3.91 billion for the nine months ended September 30, 2026, which was higher than the U.S. statutory rate primarily due to state taxes, partially offset by permanent tax benefits related to net income attributable to noncontrolling interests and cross-border tax impacts. We recorded a combined federal, state and foreign income tax provision of $765 million for the nine months ended September 30, 2025, which was lower than the U.S. statutory rate primarily due to permanent tax benefits related to net income attributable to noncontrolling interests, partially offset by state taxes.
Net income attributable to noncontrolling interests decreased $216 million mainly due to a decrease in MPLX’s net income in the first nine months of 2026, driven by gains on sales of assets in the prior year. See further discussion in the Midstream Segment Results section as well as in the Items not Allocated to Segments section.
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
Our segment adjusted EBITDA for reportable segments was $23.74 billion and $9.09 billion for the nine months ended September 30, 2026 and 2025, respectively.

Refining & Marketing
The following includes key financial and operating data for the third quarter of 2026 compared to the third quarter of 2025 and the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

(a)Includes intersegment sales to the Midstream segment and sales destined for export.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Refining & Marketing Operating Statistics
Net refinery throughput (mbpd)	3,150	3,005	2,983	2,972
Refining & Marketing margin per barrel(a)(b)	$45.70	$17.60	$33.81	$16.26
Less:
Refining operating costs per barrel(c)	5.60	5.59	5.84	5.55
Distribution costs per barrel(d)	5.98	5.69	6.01	5.66
Other income per barrel(e)	(0.03)	(0.05)	(0.06)	(0.05)
Refining & Marketing segment adjusted EBITDA per barrel	$34.15	$6.37	$22.02	$5.10

Refining planned turnaround costs per barrel	$1.02	$1.45	$1.35	$1.36
Depreciation and amortization per barrel	1.37	1.54	1.47	1.52
Per barrel fees paid to MPLX included in distribution costs above	3.72	3.67	3.86	$3.70
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Benchmark Spot Prices (dollars per gallon)
Chicago CBOB unleaded regular gasoline	$3.13	$2.02	$2.76	$2.00
Chicago ULSD	4.10	2.33	3.44	2.17
USGC CBOB unleaded regular gasoline	3.10	1.96	2.75	1.96
USGC ULSD	4.24	2.28	3.55	2.22
LA CARBOB	3.66	2.36	3.29	2.36
LA CARB diesel	4.47	2.48	3.77	2.36

Market Indicators (dollars per barrel)
WTI	$85.68	$64.97	$83.76	$66.65
MEH	87.21	66.08	85.85	67.80
ANS	88.05	70.10	89.98	71.61
Crack Spreads:
Mid-Continent WTI 3-2-1	$47.01	$18.19	$31.69	$14.45
USGC MEH 3-2-1	44.40	14.28	29.24	12.41
West Coast ANS 3-2-1	62.33	24.37	43.27	21.82
Blended 3-2-1(a)	48.67	17.66	32.75	14.92

Crude Oil Differentials:
Sweet	$0.34	$(0.61)	$(0.12)	$(0.72)
Sour	(3.00)	(2.37)	(3.63)	(2.61)
(a)    Blended 3-2-1 Mid-Continent/USGC/West Coast crack spread is 40/42/18 percent in 2026 and 2025.

Third Quarter 2026 Compared to Third Quarter 2025
Refining & Marketing segment revenues increased $20.45 billion primarily due to an increase in average refined product sales prices of $1.14 per gallon and increased refined product sales volumes of 247 mbpd.
Net refinery throughput increased 145 mbpd due to favorable impacts across all regions as a result of lower turnarounds and improved utilization.
Refining & Marketing segment adjusted EBITDA increased $8.13 billion mainly due to increased per barrel margins. Refining & Marketing segment adjusted EBITDA was $34.15 per barrel for the third quarter of 2026, versus $6.37 per barrel for the third quarter of 2025.
Refining & Marketing margin was $45.70 per barrel for the third quarter of 2026 compared to $17.60 per barrel for the third quarter of 2025, primarily due to higher crack spreads. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $9 billion on Refining & Marketing margin for the third quarter of 2026 compared to the third quarter of 2025. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net negative effect of approximately $700 million on Refining & Marketing segment adjusted EBITDA in the third quarter of 2026 compared to the third quarter of 2025.
We purchase RINs to satisfy a portion of our RFS compliance. Our expenses associated with purchased RINs and included in Refining & Marketing margin were $654 million and $212 million in the third quarter of 2026 and 2025, respectively. The increase in the third quarter of 2026 was mainly due to higher blending requirements and RIN costs.
For the three months ended September 30, 2026, refining operating costs, excluding depreciation and amortization, increased $79 million, or $0.01 per barrel, largely due to increased employee costs, engineered projects conducted during turnaround activity, and higher energy costs.
Distribution costs, excluding depreciation and amortization, increased $160 million, or $0.29 per barrel, and include fees paid to MPLX. The change in the third quarter of 2026 primarily reflects an increase in fees due to volume and rate increases as well as increased third party marine and transportation costs.
Refining planned turnaround costs decreased $0.43 per barrel, or $106 million, due to the scope and timing of turnaround activity.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Refining & Marketing segment revenues increased $40.76 billion primarily due to an increase in average refined product sales prices of $0.83 per gallon and increased refined product sales volumes of 120 mbpd.
Net refinery throughput increased 11 mbpd in the first nine months of 2026 compared to the first nine months of 2025.
Refining & Marketing segment adjusted EBITDA increased $13.79 billion mainly due to increased per barrel margins. Refining & Marketing segment adjusted EBITDA was $22.02 per barrel for the first nine months of 2026, versus $5.10 per barrel for the first nine months of 2025.
Refining & Marketing margin was $33.81 per barrel for the first nine months of 2026 compared to $16.26 per barrel for the first nine months of 2025, primarily due to higher crack spreads. Refining & Marketing margin is affected by our performance against the market indicators shown earlier, which use spot market values and an estimated mix of crude purchases and product sales. Based on the market indicators and our crude oil throughput, we estimate a net positive impact of approximately $14.2 billion on Refining & Marketing margin for the first nine months of 2026 compared to the first nine months of 2025. Our reported Refining & Marketing margin differs from market indicators due to the mix of crudes purchased and their costs, the effect of market structure on our crude oil acquisition prices, the effect of RIN prices on the crack spread, and other items like refinery yields, other feedstock variances and fuel margin from sales to direct dealers. These factors had an estimated net positive effect of approximately $200 million on Refining & Marketing segment adjusted EBITDA in the first nine months of 2026 compared to the first nine months of 2025.
We purchase RINs to satisfy a portion of our RFS compliance. Our expenses associated with purchased RINs included in Refining & Marketing margin were $1.93 billion and $880 million in the first nine months of 2026 and 2025, respectively. The increase in the first nine months of 2026 was mainly due to higher RIN costs and blending requirements, partially offset by lower obligated volumes.
For the nine months ended September 30, 2026, refining operating costs, excluding depreciation and amortization, increased $251 million, or $0.29 per barrel, largely due to increased major maintenance, engineered projects and employee costs, partially offset by lower energy costs.

Distribution costs, excluding depreciation and amortization, increased $301 million for the first nine months of 2026, or $0.35 per barrel, and include fees paid to MPLX. The increase primarily reflects rate increases and increased third party transportation costs.
Refining planned turnaround costs decreased $0.01 per barrel, or $5 million, due to the scope and timing of turnaround activity.
Supplemental Refining & Marketing Statistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Refining & Marketing Operating Statistics
Crude oil capacity utilization percent(a)	100	95	94	94

Refinery throughput (mbpd):
Crude oil refined	2,973	2,822	2,813	2,777
Other charge and blendstocks	177	183	170	195
Net refinery throughput	3,150	3,005	2,983	2,972

Sour crude oil throughput percent	45	42	47	44
Sweet crude oil throughput percent	55	58	53	56

Refined product yields (mbpd):
Gasoline	1,519	1,464	1,458	1,492
Distillates	1,210	1,103	1,122	1,083
Propane	71	62	68	66
NGLs and petrochemicals	218	222	212	209
Heavy fuel oil	78	102	77	79
Asphalt	94	83	84	79
Total	3,190	3,036	3,021	3,008

Refined product export sales volumes (mbpd)(b)	531	397	444	394
(a)Based on calendar-day capacity, which is an annual average that includes down time for planned maintenance and other normal operating activities.
(b)Represents fully loaded refined product export cargoes for each time period. These sales volumes are included in the total sales volume amounts.

Midstream
The following includes key financial and operating data for the third quarter of 2026 compared to the third quarter of 2025 and the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Midstream Sales and Other Operating Revenues
Q3 2026
$1,576
$1,719
$3,295
Q3 2025
$1,449
$1,481
$2,930
YTD 2026
$4,333
$4,892
$9,225
YTD 2025
$4,230
$4,421
$8,651
In millions
Third party
Intersegment

(a)On owned common-carrier pipelines, excluding equity method investments.
(b)Includes operating data for entities that have been consolidated into the MPLX financial statements as well as operating data for partnership-operated equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Benchmark Prices	2026	2025	2026	2025
Natural Gas NYMEX HH (per MMBtu)	$2.89	$3.07	$3.10	$3.48
C2 + NGL Pricing (per gallon)(a)	$0.89	$0.74	$0.84	$0.82
(a)C2 + NGL pricing based on Mont Belvieu prices assuming an NGL barrel of approximately 10 percent ethane, 60 percent propane, five percent Iso-Butane, 15 percent normal butane and 10 percent natural gasoline.
Third Quarter 2026 Compared to Third Quarter 2025
In the third quarter of 2026, Midstream segment adjusted EBITDA increased $173 million mainly due to increased sales and operating revenues of $365 million. These increases were primarily driven by increased rates and throughputs, increased income from equity affiliates, and growth from acquisitions, partially offset by the divestiture of non-core gathering and processing assets as well as higher operating expenses, including incentive compensation.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Midstream segment adjusted EBITDA increased $188 million in the first nine months of 2026 primarily due to increased sales and operating revenues of $574 million. These increases were primarily driven by increased rates and throughputs, increased income from equity affiliates and growth from acquisitions, partially offset by the divestiture of non-core gathering and processing assets, higher operating expenses, including incentive compensation, and a $37 million non-recurring benefit associated with a customer agreement in the first quarter of 2025. Midstream segment adjusted EBITDA was also impacted by increased derivative losses of $94 million.
Renewable Diesel
The following includes key financial and operating data for the third quarter of 2026 compared to the third quarter of 2025 and the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

(a)    Includes intersegment sales to the Refining & Marketing segment.
(b)    Includes Dickinson facility production and purchased product from our Martinez Renewables JV.

Third Quarter 2026 Compared to Third Quarter 2025
Renewable Diesel segment revenues increased $652 million, primarily due to higher sales prices and increased renewable diesel sales volume of 129 thousand gallons per day. Renewable Diesel segment adjusted EBITDA increased $310 million, primarily due to an increase in Renewable Diesel margin, which was $304 million for the third quarter of 2026 compared to $8 million for the third quarter of 2025, driven by improved regulatory credit values.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Renewable Diesel segment revenues increased $1.23 billion, primarily due to higher sales prices and increased renewable diesel sales volume of 15 thousand gallons per day. Renewable Diesel segment adjusted EBITDA increased $667 million primarily due to an increase in Renewable Diesel margin, which was $758 million in the first nine months of 2026 compared to $83 million in the first nine months of 2025, driven by improved regulatory credit values.
See “Non-GAAP Financial Measures” section for a reconciliation of Renewable Diesel margin.
Corporate

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Corporate(a)	$(328)	$(238)	$(858)	$(691)
(a)Corporate costs consist primarily of MPC’s corporate administrative expenses and costs related to certain non-operating assets, except for corporate overhead expenses attributable to MPLX, which are included in the Midstream segment. Corporate costs include depreciation and amortization of $26 million and $29 million for the third quarter of 2026 and 2025, respectively, and $75 million and $64 million for the nine months ended September 30, 2026 and 2025, respectively.
Third Quarter 2026 Compared to Third Quarter 2025
In the third quarter of 2026, corporate expenses increased $90 million primarily due to the increased incentive compensation as a result of company performance, including performance-based compensation and bonuses of approximately $71 million, as well as increased other employee related costs of $11 million.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Corporate expenses increased $167 million in the first nine months of 2026 primarily due to the increased incentive compensation as a result of company performance, including performance-based compensation and bonuses of approximately $99 million, increased other employee related costs of $28 million, and environmental remediation expense related to historical operations at the Martinez refinery of $23 million.

Items not Allocated to Segments

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Items not allocated to segments:
Tax and legal settlements	$(123)	$—	$(123)	$—
Clean fuel production tax credit	—	—	32	—
Gain on sale of assets	—	738	—	738
SRE	—	57	—	57
Transaction-related costs	—	(21)	—	(21)
Total	$(123)	$774	$(91)	$774
Third Quarter 2026 Compared to Third Quarter 2025
Total items not allocated to segments of $123 million in the third quarter of 2026 include resolution of a tax matter dispute with the City of Carson relating to municipal taxes covering multiple prior year periods as well as legal settlements arising from a single event in a prior year. Total items not allocated to segments of $774 million in the third quarter of 2025, primarily include the gain on sale of assets from the BANGL Acquisition of $484 million and the Ethanol Joint Venture Sale of $254 million. See Note 5 to the unaudited consolidated financial statements for additional information on these transactions. In addition, items not allocated to segments in the third quarter of 2025 includes the 2023 compliance year SRE credit, partially offset by transaction costs related to Midstream acquisitions during the quarter.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
In addition to the items noted above, items not allocated to segments in the first nine months of 2026 includes recognition of $32 million for the 2025 clean fuel production tax credits as a result of proposed regulatory guidance issued in February 2026, which clarified the qualification criteria for 45Z credits.

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
Reconciliation of Refining & Marketing segment adjusted EBITDA to Refining & Marketing gross margin and Refining & Marketing margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Refining & Marketing segment adjusted EBITDA	$9,895	$1,762	$17,927	$4,141
Plus (Less):
Depreciation and amortization	(397)	(426)	(1,194)	(1,237)
Refining planned turnaround costs	(294)	(400)	(1,099)	(1,104)
Selling, general and administrative expenses	754	677	2,090	1,968
Income from equity method investments	(2)	(3)	(12)	(11)
Net (gain) loss on disposal of assets	—	2	—	2
Other income	(48)	(36)	(178)	(155)
Refining & Marketing gross margin	9,908	1,576	17,534	3,604
Plus (Less):
Operating expenses (excluding depreciation and amortization)	3,136	3,032	9,323	8,819
Depreciation and amortization	397	426	1,194	1,237
Gross margin excluded from and other income included in Refining & Marketing margin(a)	(145)	(95)	(362)	(263)
Other taxes included in Refining & Marketing margin	(52)	(74)	(160)	(207)
Refining & Marketing margin	$13,244	$4,865	$27,529	$13,190
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
Reconciliation of Renewable Diesel segment adjusted EBITDA to Renewable Diesel gross margin and Renewable Diesel margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Renewable Diesel segment adjusted EBITDA	$254	$(56)	$550	$(117)
Plus (Less):
Depreciation and amortization	(16)	(17)	(48)	(53)
Renewable Diesel JV depreciation and amortization(a)	(23)	(22)	(68)	(67)
Renewable Diesel planned turnaround costs	(1)	(1)	(3)	(37)
Renewable Diesel JV planned turnaround costs(a)	(2)	(3)	(32)	(13)
Selling, general and administrative expenses	11	8	27	26
Income from equity method investments	(52)	(22)	(62)	(56)
Other income	(17)	(10)	(71)	(21)
Renewable Diesel gross margin	154	(123)	293	(338)
Plus (Less):
Operating expenses (excluding depreciation and amortization)	113	92	353	304
Depreciation and amortization	16	17	48	53
Martinez Renewables JV depreciation and amortization	21	22	64	64
Renewable Diesel margin	$304	$8	$758	$83
(a)    Represents MPC’s pro-rata share of expenses from joint ventures included within the Renewable Diesel segment.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our consolidated cash and cash equivalents balance was approximately $12.81 billion at September 30, 2026 compared to $3.67 billion at December 31, 2025. Net cash provided by (used in) operating activities, investing activities and financing activities are presented in the following table.

	Nine Months Ended September 30,
(In millions)	2026	2025
Net cash provided by (used in):
Operating activities	$22,180	$5,184
Investing activities	(4,571)	(5,653)
Financing activities	(8,475)	(88)
Total increase (decrease) in cash	$9,134	$(557)
Operating Activities
Net cash provided by operating activities increased $17.0 billion in the first nine months of 2026 compared to the first nine months of 2025. The change in net cash provided by operating activities was primarily due to an increase in operating results and a favorable change in working capital of $6.27 billion, when comparing the change in working capital in both periods.

For the first nine months of 2026, changes in working capital, excluding changes in short-term debt, were a net $5.45 billion source of cash mainly due to the effects of changes in energy commodity prices and volumes, including derivatives. Accounts payable increased primarily due to increases in crude oil prices and volumes. Current receivables increased primarily due to increases in crude oil prices and volumes in addition to an increase in refined product prices. Inventories increased largely due to an increase in refined product inventory volumes, partially offset by decreases in crude oil and material and supplies inventory volumes.
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
Investing Activities
Investing activities were a net $4.57 billion use of cash in the first nine months of 2026 compared to a net $5.65 billion use of cash in the first nine months of 2025.
•In the first nine months of 2026, purchases of short-term investments were an $800 million use of cash.
•Additions to property, plant and equipment increased $921 million. See the Capital Requirements section for additional information on our capital expenditures and investments.
•Cash used for acquisitions of $3.32 billion in the first nine months of 2025 was due to acquisitions in our Midstream segment.
•Cash used in net investments was $755 million for the first nine months of 2026 compared to $250 million for the first nine months of 2025. In the first nine months of 2026, investments primarily included contributions to MPLX and Renewable Diesel equity method investments. The first nine months of 2025 primarily included contributions to Midstream equity method investments, partially offset by proceeds from the Ethanol Joint Venture Sale.
The Consolidated Statements of Cash Flows exclude changes to the Consolidated Balance Sheets that did not affect cash. A reconciliation of additions to property, plant and equipment per the Consolidated Statements of Cash Flows to reported total capital expenditures and investments follows.

	Nine Months Ended September 30,
(In millions)	2026	2025
Additions to property, plant and equipment per the Consolidated Statements of Cash Flows	$3,226	$2,305
Increase in capital accruals	131	105
Total capital expenditures	3,357	2,410
Investments in equity method investees(a)	725	821
Total capital expenditures and investments	$4,082	$3,231
(a)Excludes $62 million of funding to the Martinez Renewables JV due to turnaround costs in the first quarter of 2026 expected to be recovered through subsequent distributions from the JV during 2026.
Financing Activities
Financing activities were a net $8.48 billion use of cash in the first nine months of 2026 compared to a net $88 million use of cash in the first nine months of 2025.
•Long-term debt borrowings and repayments were a net $72 million source of cash in the first nine months of 2026 compared to a net $4.65 billion source of cash in the first nine months of 2025. During the first nine months of 2026, MPLX issued $3.75 billion aggregate principal amount of senior notes and repaid $2.75 billion aggregate principal amount of senior notes and MPC repaid $749 million aggregate principal amount of senior notes. During the first nine months of 2025, MPLX issued $6.5 billion aggregate principal amount of senior notes and repaid $1.70 billion aggregate principal amount of senior notes and MPC issued $2.0 billion aggregate principal amount of senior notes and repaid $1.25 billion aggregate principal amount of senior notes.
•During the first nine months of 2026, we borrowed and repaid $3.86 billion under our commercial paper program. During the first nine months of 2025, we borrowed and repaid $5.06 billion under our commercial paper program.
•Cash used in common stock repurchases, including fees and expenses, totaled $6.29 billion in the first nine months of 2026 compared to $2.49 billion in the first nine months of 2025. See the Capital Requirements section for further discussion of our stock repurchases.
•Cash used in dividend payments increased $24 million for the first nine months of 2026 compared to the first nine months of 2025 due to an increase in per share dividends, partially offset by a reduction of shares outstanding resulting from share repurchases.

•Cash used in distributions to noncontrolling interests increased $115 million for the first nine months of 2026 compared to the first nine months of 2025 primarily due to an increase in MPLX’s distribution per common unit.
•Cash used in repurchases of noncontrolling interests was $150 million in the first nine months of 2026 and $300 million in the first nine months of 2025 related to the repurchase of MPLX common units. See Note 4 to the unaudited consolidated financial statements for further discussion of MPLX.
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
Our liquidity, excluding MPLX, totaled $17.31 billion at September 30, 2026 consisting of:

	September 30, 2026
(In millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
Bank revolving credit facility	$5,000	$—	$1	$4,999
Trade receivables facility(a)	100	—	100	—
Total	$5,100	$—	$101	$4,999
Cash and cash equivalents and short-term investments(b)				12,312
Total liquidity				$17,311
(a)The committed borrowing and letter of credit issuance capacity under the trade receivables securitization facility is $100 million. In addition, the facility allows for borrowings and the issuance of letters of credit in excess of the committed capacity at the discretion of the issuing banks. As of September 30, 2026, letters of credit in the total amount of $1.63 billion were issued and outstanding under the facility to secure contracts awarded by the U.S. Department of Energy to purchase crude oil from the SPR.
(b)    Excludes $1.30 billion of MPLX cash and cash equivalents.
We have a commercial paper program that allows us to have a maximum of $2.0 billion in commercial paper outstanding. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under our bank revolving credit facility. At September 30, 2026, we had no borrowings outstanding under the commercial paper program.
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
In September 2026, we redeemed all of the outstanding MPC and Andeavor LLC $749 million aggregate principal amount of 5.125 percent senior notes due December 2026.
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
MPC’s bank revolving credit facility and trade receivables facility contain representations and warranties, affirmative and negative covenants and restrictions, including financial covenants, and events of default that we consider usual and customary for agreements of a similar type and nature. As of September 30, 2026, we were in compliance with such covenants and restrictions.

Our intention is to maintain an investment-grade credit profile. As of September 30, 2026, the credit ratings on our senior unsecured debt are as follows.

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
MPLX
MPLX’s liquidity totaled $5.3 billion at September 30, 2026 consisting of:

	September 30, 2026
(In millions)	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity
MPLX LP - bank revolving credit facility	$2,500	$—	$—	$2,500
MPC intercompany loan agreement	1,500	—	—	1,500
Total	$4,000	$—	$—	$4,000
Cash and cash equivalents				1,297
Total liquidity				$5,297
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
MPLX’s bank revolving credit facility contains certain representations and warranties, covenants and restrictions, including financial covenants, and events of default that we consider to be usual and customary for an agreement of this type. As of September 30, 2026, MPLX was in compliance with such covenants.
MPLX is party to an intercompany loan agreement with MPC. Under the terms of the agreement, MPC extends loans to MPLX on a revolving basis as requested by MPLX and as agreed to by MPC. On October 30, 2026, MPLX and MPC amended and restated this agreement to increase the borrowing capacity from $1.5 billion to $2.5 billion and to extend the term from July 31, 2029 to October 30, 2031.

The following table summarizes MPLX debt issuances during the nine months ended September 30, 2026, all of which were issued in an underwritten public offering:

Issue Date	Aggregate Principal Amount (in millions)	Coupon (percent)	Price to Public (percent of par)	Interest Payment Dates	Maturity Date
February 12, 2026	$1,000	5.300	99.678	April 1 and October 1	April 1, 2036
February 12, 2026	500	6.100	98.453	April 1 and October 1	April 1, 2056
August 24, 2026	1,250	4.700	99.312	May 1 and November 1	November 1, 2029
August 24, 2026	500	5.000	98.972	May 1 and November 1	May 1, 2032
August 24, 2026	500	5.500	98.066	May 1 and November 1	November 1, 2036
In March 2026, MPLX used the proceeds from the issuance of senior notes in February 2026 to repay all of MPLX’s outstanding $1.5 billion aggregate principal amount of 1.750 percent senior notes at maturity.
In September 2026, MPLX used a portion of the proceeds from the issuance of senior notes in August 2026 to redeem the outstanding $1.25 billion aggregate principal amount of 4.125 percent senior notes due March 2027.
Our intention is to maintain an investment-grade credit profile for MPLX. As of September 30, 2026, the credit ratings on MPLX’s senior unsecured debt are as follows.

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
Capital Requirements
Capital Expenditures and Investments
Capital expenditures and investments in affiliates during the nine months ended September 30, 2026 were primarily for Refining & Marketing segment and Midstream segment projects. Major Refining & Marketing segment projects include continued investments at our Galveston Bay, Robinson, El Paso, and Garyville refineries having expected high returns. In addition to these multi-year investments, we are executing shorter-term projects that offer high anticipated returns through margin enhancement and cost reduction. Our capital investment outlook for Marketing includes continuing to expand the reach and presence of our branded stations in support of strong value capture.
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

Capital expenditures and investments for MPC and MPLX are summarized below.

	Nine Months Ended September 30,
(In millions)	2026	2025
Capital expenditures and investments:(a)
MPC, excluding MPLX
Refining & Marketing	$937	$1,132
Midstream - Other	46	17
Renewable Diesel(b)	—	18
Corporate and Other(c)	16	21
Total MPC, excluding MPLX	$999	$1,188

Midstream - MPLX(d)	$2,986	$1,979
(a)    Capital expenditures include changes in capital accruals.
(b)    Excludes $62 million of funding to the Martinez Renewables JV due to turnaround costs in the first quarter of 2026 expected to be recovered through subsequent distributions from the JV during 2026.
(c)    Excludes capitalized interest of $97 million and $64 million for the nine months ended September 30, 2026 and 2025, respectively.
(d)    Includes reimbursable capital of $146 million and $134 million for the nine months ended September 30, 2026 and 2025, respectively.
Share Repurchases
Total share repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Number of shares repurchased	8	3	21	15
Cash paid for shares repurchased(a)	$3,005	$650	$6,255	$2,399
Average cost per share(b)	$357.68	$174.32	$289.71	$153.83
(a)    2026 excludes $33 million paid in 2026 for excise tax on 2025 share repurchases. 2025 excludes $88 million paid in 2025 for excise tax on 2024 share repurchases.
(b)    The average cost per share includes excise tax on share repurchases resulting from the Inflation Reduction Act of 2022, but the excise tax does not reduce the remaining share repurchase authorization.
From January 1, 2012 through September 30, 2026, our board of directors had approved $65.05 billion in total share repurchase authorizations, and we have repurchased a total of $61.93 billion of our common stock. As of September 30, 2026, we had $3.12 billion remaining under the share repurchase authorizations.
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
See Note 9 to the unaudited consolidated financial statements for further discussion of our share repurchase authorizations.
MPLX Unit Repurchases
Total unit repurchases were as follows for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2026	2025	2026	2025
Number of common units repurchased	1	2	3	6
Cash paid for common units repurchased	$50	$100	$150	$300
Average cost per unit	$58.69	$50.86	$57.09	$51.20

As of September 30, 2026, MPLX had $970 million remaining under the unit repurchase authorizations.
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
Cash Commitments
Contractual Obligations
As of September 30, 2026, our purchase commitments primarily consist of obligations to purchase and transport crude oil used in our refining operations. During the first nine months of 2026, there were no material changes to our contractual obligations outside the ordinary course of business since December 31, 2025.
Our other contractual obligations primarily consist of long-term debt and pension and post-retirement obligations, for which additional information is included in Notes 17 and 22, respectively, to the unaudited consolidated financial statements, and financing and operating leases.
Other Cash Commitments
On October 28, 2026, our board of directors declared a dividend of $1.10 per share on common stock. The dividend is payable December 10, 2026 to shareholders of record as of the close of business on November 18, 2026.
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
There have been no material changes to our environmental matters and compliance costs during the nine months ended September 30, 2026.
CRITICAL ACCOUNTING ESTIMATES
As of September 30, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following table includes the composition of net losses on our commodity derivative positions as of September 30, 2026 and 2025, respectively.

	Nine Months Ended September 30,
(In millions)	2026	2025
Realized loss on settled derivative positions	$(966)	$(59)
Unrealized gain (loss) on open net derivative positions	(117)	22
Net loss	$(1,083)	$(37)
See Note 16 to the unaudited consolidated financial statements for additional information on our open derivative positions at September 30, 2026.
Sensitivity analysis of the effects on income from operations (“IFO”) of hypothetical 10 percent and 25 percent increases and decreases in commodity prices for open exchange-traded commodity derivative instruments as of September 30, 2026 is provided in the following table.

	Change in IFO from a Hypothetical Price Increase of		Change in IFO from a Hypothetical Price Decrease of
(In millions)	10%	25%	10%	25%
As of September 30, 2026
Crude	$172	$430	$(172)	$(430)
Refined products	(52)	(130)	52	130
Blending products	(28)	(70)	28	70
Soybean oil	(19)	(47)	19	47
We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk should be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis.
We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of changes in market conditions and in risk profiles. Changes to the portfolio after September 30, 2026 would cause future IFO effects to differ from those presented above.
Sensitivity analysis of the effect of a hypothetical 100-basis-point change in interest rates on long-term debt, including the portion classified as current and excluding finance leases, as of September 30, 2026 is provided in the following table. The fair value of cash and cash equivalents, receivables, accounts payable and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(In millions)	Fair Value as of September 30, 2026(a)	Change in Fair Value(b)	Change in Net Income for the Nine Months Ended September 30, 2026(c)
Long-term debt
Fixed-rate	$29,774	$2,364	n/a
Variable-rate	$—	$—	$—
(a)Fair value was based on market prices, where available, or current borrowing rates for financings with similar terms and maturities.
(b)Assumes a 100-basis-point decrease in the weighted average yield-to-maturity at September 30, 2026.
(c)Assumes a 100-basis-point change in interest rates. The change to net income was based on the weighted average balance of debt outstanding for the nine months ended September 30, 2026.
At September 30, 2026, our long-term debt was composed of fixed-rate instruments. The fair value of our fixed-rate debt is relatively sensitive to interest rate fluctuations. Our sensitivity to interest rate declines and corresponding increases in the fair value of our debt unfavorably affects our results of operations and cash flows only when we elect to repurchase or otherwise retire fixed-rate debt at prices above carrying value. Interest rate fluctuations generally do not impact the fair value of our variable-rate debt, but may affect our results of operations and cash flows.
See Note 15 to the unaudited consolidated financial statements for additional information on the fair value of our debt.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. While it is possible that an adverse result in one or more of the lawsuits or proceedings in which we are a defendant could be material to us, based upon current information and our experience as a defendant in other matters, we believe that these lawsuits and proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. See “Climate Change Litigation” and “Tesoro High Plains Pipeline” under Note 23 in Item 1. Financial Statements for additional information regarding Legal Proceedings and other regulatory matters.
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
There have been no material changes to the environmental matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 other than as disclosed in our Quarterly Report on Form 10-Q for the second quarter of 2026.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth a summary of our purchases during the quarter ended September 30, 2026 of equity securities that are registered by MPC pursuant to Section 12 of the Exchange Act.

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)(c)
7/1/2026-7/31/2026	2,059,919	$291.75	2,059,919	$5,530
8/1/2026-8/31/2026	3,503,319	353.11	3,503,319	4,293
9/1/2026-9/30/2026	2,923,249	399.42	2,923,249	3,125
Total	8,486,487	354.17	8,486,487
(a)Amounts in this column reflect the weighted average price paid for shares repurchased under our share repurchase authorizations. The weighted average price includes any commissions paid to brokers during the relevant period. The weighted average price does not include any excise tax incurred on the share repurchases.
(b)On May 5, 2026, we announced that our board of directors had approved a $5.0 billion share repurchase authorization. On November 3, 2026, we announced that our board of directors had approved an additional $5.0 billion share repurchase authorization, which is not reflected in this column. These share repurchase authorizations have no expiration date.
(c)The maximum dollar value remaining has been reduced by the amount of any commissions paid to brokers. The maximum dollar value remaining has not been reduced by the amount of any excise tax incurred on the share repurchases.

Item 5. Other Information
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of MPC adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

Date: November 3, 2026	MARATHON PETROLEUM CORPORATION

	By:	/s/ Erin M. Brzezinski
Erin M. Brzezinski Vice President and Controller